Form 10-K
period 1993-12-31
BELLSOUTH CORP
filed 1994-03-30
CIK 732713

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

 (Mark One)
    /X/                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                        OR
    / /               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
                                      to
                         COMMISSION FILE NUMBER 1-8607
                            ------------------------
                             BELLSOUTH CORPORATION

               A GEORGIA                             I.R.S. EMPLOYER
              CORPORATION                            NO. 58-1533433
            1155 Peachtree Street, N.E., Atlanta, Georgia 30309-3610
                         Telephone number 404 249-2000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                  NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                      ON WHICH REGISTERED
- ---------------------------------------  ---------------------------------------
             Common Stock                      New York, Boston, Chicago,
       (par value $1 per share)                 Pacific and Philadelphia
                  and                                Stock Exchanges
    Preferred Stock Purchase Rights
       9 1/4% Notes due 1/15/98                  New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     None.

    At March 22, 1994, 496,125,929 shares of Common Stock and Preferred Stock Purchase Rights were outstanding.

    At March 22, 1994, the aggregate market value of the voting stock held by non-affiliates was $27,224,910,354.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                      DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the registrant's definitive proxy statement dated March 14, 1994, issued in connection with the 1994 annual meeting of shareholders (Part
III).

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  ITEM                                                                                                             PAGE
- ---------                                                                                                        ---------
                                                          PART I
       1.  Business............................................................................................          1
           Telephone Company Operations........................................................................          2
           Other Telecommunications Business Operations........................................................          8
           Competition.........................................................................................         12
           Legislation.........................................................................................         16
           Research and Development............................................................................         16
           Licenses and Franchises.............................................................................         16
           Employees...........................................................................................         17
       2.  Properties..........................................................................................         18
       3.  Legal Proceedings...................................................................................         19
       4.  Submission of Matters to a Vote of Shareholders.....................................................         19
                                                 ------------------------
Additional Information.........................................................................................         19
Executive Officers.............................................................................................         22
                                                         PART II
       5.  Market for Registrant's Common Equity and Related Shareholder Matters...............................         23
       6.  Selected Financial Data.............................................................................         24
       7.  Management's Discussion and Analysis of Results of Operations and Financial Condition...............         25
       8.  Consolidated Financial Statements and Supplementary Data............................................         37
       9.  Changes in and Disagreements with Accountant on Accounting and Financial Disclosure.................         61
                                                         PART III
      10.  Directors and Executive Officers of the Registrant..................................................         61
      11.  Executive Compensation..............................................................................         61
      12.  Security Ownership of Certain Beneficial Owners and Management......................................         61
      13.  Certain Relationships and Related Transactions......................................................         61
                                                         PART IV
      14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................         61

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

    BellSouth Corporation ("BellSouth") is a holding company providing telecommunications services and communications systems and products through two wholly-owned subsidiaries, BellSouth Telecommunications, Inc. ("BellSouth Telecommunications") and BellSouth Enterprises, Inc. ("BellSouth Enterprises"). BellSouth Telecommunications, which is the surviving corporation from the merger, effective at midnight December 31, 1991, of South Central Bell Telephone Company ("South Central Bell") and Southern Bell Telephone and Telegraph Company ("Southern Bell"), provides predominantly tariffed wireline telecommunications services to approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. These areas were previously served by South Central Bell and Southern Bell. BellSouth Telecommunications continues to use the names South Central Bell and Southern Bell for various purposes. BellSouth's other businesses (primarily wireless communications, advertising and publishing and international operations) are conducted through subsidiaries of BellSouth Enterprises.

    BellSouth was incorporated in 1983 under the laws of the State of Georgia. On December 31, 1983, pursuant to a consent decree approved by the United States District Court for the District of Columbia (the "D. C. District Court") entitled "Modification of Final Judgment" (the "MFJ") settling antitrust litigation brought by the United States Department of Justice (the "Justice Department") in 1974 and the related Plan of Reorganization (the "POR"), American Telephone and Telegraph Company ("AT&T") transferred to BellSouth its 100% ownership of South Central Bell and Southern Bell. On January 1, 1984, ownership of BellSouth was divested from AT&T and BellSouth became a publicly traded company.

    BellSouth has its principal executive offices at 1155 Peachtree Street, N.E., Atlanta, Georgia 30309-3610 (telephone number 404 249-2000).

                         MODIFICATION OF FINAL JUDGMENT

    Pursuant to the MFJ, AT&T divested the 22 wholly-owned operating telephone companies (the "Operating Telephone Companies"), including South Central Bell and Southern Bell, that were included in the former Bell System. The ownership of such 22 Operating Telephone Companies was transferred by AT&T to seven holding companies (the "Holding Companies"), including BellSouth. All territory in the continental United States served by the Operating Telephone Companies was divided into geographical areas termed "Local Access and Transport Areas" ("LATAs"). These LATAs are generally centered in a city or other identifiable community of interest.

    The MFJ limits the telecommunications-related scope of the Operating Telephone Companies'* post-divestiture business activities, and the D. C. District Court retained jurisdiction over its construction, implementation, modification and enforcement. Under the MFJ, the Operating Telephone Companies may provide local exchange, exchange access, information access and toll telecommunications services within the LATAs. Although prohibited from providing service between LATAs, the Operating Telephone Companies provide exchange access services that link a subscriber's telephone or other equipment in one of their LATAs to the transmission facilities of carriers (the "Interexchange Carriers"), which provide toll telecommunications services between different LATAs. The Operating Telephone Companies may market, but not manufacture, customer premises equipment ("CPE"), which is defined in the MFJ as equipment used on customers' premises to originate, route or terminate
- ------------------------
*The provisions of the MFJ are applicable also to the Holding Companies.

telecommunications. A similar restriction applies to the manufacture or provision of "telecommunications equipment," which is defined in the MFJ as including equipment used by carriers to provide telecommunications services. The MFJ restrictions precluding the Holding Companies from providing information services and non-telecommunications related products and services have been judicially removed.

    The D.C. District Court has established procedures for obtaining generic and specific waivers from the manufacturing and interLATA communications restrictions of the MFJ, although the required filings with and review by the Justice Department and the D.C. District Court usually result in lengthy and uncertain proceedings. The foregoing restrictions present significant obstacles to the provision of certain wireless, cable television and other communications services and require that such business operations, even where waivers are ultimately obtained, be conducted under burdensome arrangements or subject to elaborate structural separation or other conditions. BellSouth is advocating legislation which would remove or relax the MFJ restrictions. (See "Business Operations -- Legislation.")

    The MFJ requires the Operating Telephone Companies to provide, upon a bona fide request by any Interexchange Carrier or information service provider, exchange access, information access and exchange services for such access that will be equal to that provided to AT&T in quality, type and price. BellSouth Telecommunications believes it is in compliance with this requirement.

                              BUSINESS OPERATIONS

    Approximately 73%, 74% and 76% of BellSouth's operating revenues and 95%, 97% and 97% of its net income for the years ended December 31, 1993, 1992 and 1991, respectively, were from wireline telecommunications services, which were provided by BellSouth Telecommunications. The remainder was principally from directory advertising and publishing operations, cellular and paging operations, billing and collection services, CPE sales, computer leasing and maintenance and rental of facilities. (See "Other Telecommunications Business Operations.")

    In the aggregate, access revenues, revenues from billing and collection activities and rental of facilities comprised approximately 25%, 26% and 28% of 1993, 1992 and 1991 operating revenues, respectively. The majority of such revenues was from services provided to AT&T, BellSouth's largest customer.

                          TELEPHONE COMPANY OPERATIONS

    BellSouth Telecommunications provides services, which include local exchange, exchange access and intraLATA toll services, within each of the 38 LATAs in its combined nine-state operating area. (See "Local and Toll Services" and "Access Services.") The tables below set forth the following: network access lines in service at December 31 for the last five years; access lines in each state at December 31, 1993; and the annual percentage increase in access lines in each state at December 31 for the last four years.

                                                         1993   1992   1991   1990   1989
                                                         -----  -----  -----  -----  -----
                                                                    (MILLIONS)
NETWORK ACCESS LINES IN SERVICE:*
  Residence............................................   13.7   13.3   12.9   12.6   12.2
  Business.............................................    5.4    5.1    4.8    4.6    4.4
  Other................................................     .2     .2     .3     .3     .3
                                                         -----  -----  -----  -----  -----
      Total............................................   19.3   18.6   18.0   17.5   16.9
                                                         -----  -----  -----  -----  -----
                                                         -----  -----  -----  -----  -----

- ------------------------
*Prior period operating data are revised at later dates to reflect the most current information. This information reflects the latest data available for the periods indicated.

                                          ACCESS LINES     PERCENT ACCESS LINE
                                          ------------           INCREASE
                                              1993      --------------------------
                                          ------------  1993   1992   1991   1990
                                           (MILLIONS)   -----  -----  -----  -----
STATES
  Alabama...............................         1.7       3.6    3.0    2.8    3.4
  Florida...............................         5.1       4.0    3.5    3.3    3.7
  Georgia...............................         3.2       4.2    4.6    4.3    3.4
  Kentucky..............................         1.0       2.9    2.9    3.1    1.9
  Louisiana.............................         1.9       2.4    2.4    1.9    2.7
  Mississippi...........................         1.1       3.4    2.3    2.9    2.9
  North Carolina........................         1.9       4.1    3.7    3.0    2.7
  South Carolina........................         1.2       2.7    3.0    2.8    3.5
  Tennessee.............................         2.2       4.0    3.5    3.2    3.5
                                                 ---
      Total Lines/Increase..............        19.3       3.7    3.4    3.2    3.2
                                                 ---    -----  -----  -----  -----
                                                 ---    -----  -----  -----  -----

    Approximately 72% of such lines were in 53 metropolitan areas, each having a population of 125,000 or more. Many localities and some sizable areas in the states in which BellSouth Telecommunications operates are served by non-affiliated telephone companies, which had approximately 29% of the network access lines in such states on December 31, 1993. BellSouth Telecommunications does not furnish local exchange, access or toll services in the areas served by such companies.

    The following table reflects access minutes of use and toll message volume for the last five years.

                                                         1993        1992        1991        1990        1989
                                                      ----------  ----------  ----------  ----------  ----------
                                                                              (MILLIONS)
ACCESS MINUTES OF USE:*
  Interstate........................................    53,345.0    50,546.4    47,255.3    44,903.3    41,464.2
  Intrastate........................................    15,260.9    13,994.2    13,237.7    12,119.5    11,252.7
TOLL MESSAGES*......................................     1,251.0     1,280.3     1,387.1     1,457.5     1,462.3

    The number of intraLATA toll messages carried by BellSouth Telecommunications has declined, primarily because of the effect of expanded local area calling plans and competition by others for the provision of toll services. Toll message volumes are expected to decline further as additional intraLATA toll competition is authorized in many of the states served by BellSouth Telecommunications. (See "Competition" and "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Operating Environment and Trends of the Business -- Volumes of Business.")

LOCAL AND TOLL SERVICES

    Charges for local services for the years ended December 31, 1993, 1992 and 1991 accounted for approximately 41%, 41% and 40%, respectively, of BellSouth's operating revenues. Local services operations provide lines from telephone exchange offices to subscribers' premises for the origination and termination of telecommunications, including the following: basic local telephone service provided through the regular switching network; dedicated private line facilities for voice and special services, such as transport of data, radio and video, and foreign exchange services; switching services for customers' internal communications through facilities owned by BellSouth Telecommunications; services for data transport that include managing and configuring special service networks; and dedicated low or high capacity public or private digital networks. Other local services revenue is derived from intercept and directory assistance, public telephones and various special and custom calling services.

- ------------------------
*Prior period operating data are often revised at later dates to reflect the most current information. This information reflects the latest data available for the periods indicated.

    BellSouth Telecommunications has the ability to offer certain enhanced services through its network. Such offerings include various forms of data and voice transmission, voice messaging and storage services and gateway communications between customers and information services providers. The extent to which these offerings can be profitably provided will depend on the degree of market acceptance and the resolution of various issues still pending before the Federal Communications Commission (the "FCC") regarding a company's offering of both enhanced and basic network services on an integrated basis. (See "Access Services.")

    BellSouth Telecommunications provides intraLATA toll services within, but not between, its 38 LATAs. Such toll services provided approximately 8%, 8% and 10% of BellSouth's operating revenues for the years ended December 31, 1993, 1992 and 1991, respectively. These services include the following: intraLATA service beyond the local calling area; Wide Area Telecommunications Service ("WATS" or "800" services) for customers with highly concentrated demand; and special services, such as transport of data, radio and video.

    BellSouth Telecommunications is subject to state regulatory authorities in each state in which it provides telecommunications services with respect to intrastate rates, services and other issues. Traditionally, BellSouth Telecommunications' rates were set in each state in its service areas at levels which were anticipated to generate revenues sufficient to cover its allowed expenses and to provide an opportunity to earn a fair return on its capital investment. Such a regulatory structure was satisfactory in a less competitive era; however, BellSouth Telecommunications is currently advocating changes to the regulatory processes responsive to the increasingly competitive telecommunications environment. Modified forms of state regulation are in effect in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi and Tennessee.

    Under such modified form of regulation, economic incentives are provided to lower costs and increase productivity through the potential availability of "shared" earnings over a benchmark rate of return. Generally, when levels above targeted returns are reached, earnings are "shared" by providing refunds or rate reductions to customers. The amounts of any such excess which may be retained under some plans depend upon attaining mandated service standards, certain productivity improvement provisions or both. Under some plans, if earnings fall below a targeted minimum, additional earnings required to return to the bottom of the allowed range can be obtained through rate increases. Sharing plans are generally subject to renewal after two or three years, and may be subject to modification prior to renewal.

    Despite the potential advantages offered by sharing plans, substantial rate reductions have been incurred in connection with their adoption and operation. Of the states in which these types of plans were in place, BellSouth Telecommunications attained the earnings sharing range in Alabama, Kentucky, Louisiana and Mississippi in 1993.

    ALABAMA

    An incentive regulation plan has been in effect in Alabama since December 1988, which provides for a return on average total capital* in the range of 11.65% to 12.30%. If earnings exceed 12.30%, sharing with customers may range from 0% to 50%, depending upon whether certain service and efficiency requirements are met.

    In December 1993, in conjunction with approval of rate adjustments required by its incentive plans, the Alabama Public Service Commission approved a settlement of several outstanding issues. The settlement resulted in a net rate reduction to the Company of $15.72 million.

- ------------------------
* As defined in the plan for this state.

    FLORIDA

    From 1988 through 1992, the Florida incentive plan provided for a return on equity* of 11.5% to 16%, with earnings from 14% to 16% to be shared 40% by BellSouth Telecommunications and 60% by customers. The sharing level was not attained under the plan.

    In 1993, BellSouth Telecommunications filed a petition to extend the existing plan. In January 1994, after extensive proceedings and negotiations between BellSouth Telecommunications, Public Counsel and intervenors, the Florida Public Service Commission approved a settlement that extends incentive regulation through 1996. Among other things, the terms of the settlement provide for rate reductions of $55 million in February 1994, an additional $60 million in July 1994, $80 million in October 1995 and $84 million in October 1996. The settlement provides for other changes in service offerings and tariffs including approximately $21 million in revenue reductions or increased expenses. Basic service rates have been capped at their current levels through 1997, and BellSouth Telecommunications has agreed not to propose any local measured service on a statewide basis through the same time period. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Operating Environment and Trends of the Business -- Regulatory Environment -- State Regulation.")

    The agreement establishes a 1994 return on equity* sharing level of 12% with a cap of 14%, increasing in 1995 to a 12.5% sharing level with a cap of 14.5%. Rates of return beyond 1995 would vary based upon changes in utility bond yields but would change no more than 75 basis points from 1995 levels.

    GEORGIA

    The Georgia incentive plan adopted in 1990 provided that BellSouth Telecommunications would retain all earnings up to a 14% return on equity*. Subject to the attainment of service standards and productivity improvement provisions, BellSouth Telecommunications could retain a portion of earnings between 14% and 16%. The plan also provided for a reduction of rates if earnings exceed 14% return on equity, even if the service standards and productivity improvement provisions are met. The amount of any sharing and rate adjustments would depend upon attaining certain service standards and productivity improvements. BellSouth Telecommunications has yet to attain the sharing level under the Georgia plan.

    In December 1993, the Georgia Public Service Commission voted to extend the plan for six months, effective January 1, 1994. Concurrent with the extension, the Commission modified the return on equity at which sharing would occur from 14% to 13%.

    KENTUCKY

    Under the Kentucky incentive regulation plan, BellSouth Telecommunications may earn a return on average total capital* in the range of 10.99% to 11.61%. Earnings above 11.61% are subject to sharing. If the return on average total capital falls below 10.99%, 50% of the shortfall may be recovered from customers, and if the return falls below 9.49%, 75% of the shortfall may be recovered. BellSouth Telecommunications achieved the sharing level during 1993 and reduced rates by $6.4 million in June. This plan will be reviewed by the Kentucky Public Service Commission later in 1994.

    LOUISIANA

    In February 1992, in settlement of several years of regulatory and judicial proceedings, BellSouth Telecommunications and the Louisiana Public Service Commission agreed to a three year incentive regulation plan providing for an immediate $55.0 million refund, a rate reduction of $31.4 million and an authorized return on investment* in the range of 10.7% to 11.7%, with sharing of earnings above 11.7% and below 12.7%. Based on 1992 results, BellSouth Telecommunications reduced rates by
- ------------------------
* As defined in the plan for this state.

$13.8 million in February and $7.8 million in August 1993, reflecting its sharing obligation under the new plan. In January 1994, BellSouth Telecommunications filed a petition with the Louisiana Commission requesting a price regulation plan. No hearings have been scheduled on this proposal.

    MISSISSIPPI

    In June 1990, the Mississippi Public Service Commission authorized implementation of an incentive plan that includes a return on average net investment* ranging from 10.74% to 11.74% and provides that earnings above 11.74% and shortfalls below 10.74% would be shared with customers on a 50/50 basis. Rate reductions totaling $22.8 million on an annual basis were required prior to implementation of the plan.

    Additional revenue reductions in the amount of $12.8 million related to intrastate access and area calling plan impacts became effective in January 1993. In June 1993, the Mississippi Commission renewed, through July 1, 1995 the incentive plan and ordered BellSouth Telecommunications to reduce rates, effective July 1993, based on a targeted 11.24% return.

    Legislation has recently been passed in Mississippi which would allow price regulation.

    NORTH CAROLINA

    In 1989, legislation was enacted in North Carolina authorizing the North Carolina Public Service Commission to consider alternative forms of regulation. No specific proposal has been approved or is pending. The North Carolina Commission reviews BellSouth Telecommunications' rates annually.

    In November 1993, the Commission approved one-time depreciation reserve deficiency amortizations of $28.5 million and $25 million in 1993 and 1994, respectively.

    SOUTH CAROLINA

    In August 1991, the South Carolina Public Service Commission authorized implementation of an incentive plan providing for a return on equity* ranging from 12.0% to 16.5%, and the sharing of earnings between 14.0% to 16.5%, on a 50/50 basis with customers. However, in August 1993, the South Carolina Supreme Court ruled that the South Carolina Commission lacked the statutory authority to approve incentive regulation plans. Legislation has been proposed in South Carolina which would permit the Commission to adopt alternative forms of regulation, including price regulation. In the interim, traditional rate of return regulation is in effect.

    TENNESSEE

    In August 1993, the Tennessee Public Service Commission approved a three year revised incentive regulation plan which lowered the sharing range as a percentage return on average net investment* from 11.0% - 12.2% to 10.65% - 11.85%. Earnings between 11.85% - 15.85% must be shared with ratepayers in varying degrees, depending on the quality of service. The plan also provides for rate increases to cover up to 60% of the amount by which earnings fall below 10.65%. The Tennessee Commission's decision was appealed by several intervenors to the Tennessee Court of Appeals. The appeal, which is pending, challenges the validity of the Commission's order and its rate of return finding.
                            ------------------------

    In addition to the above matters, BellSouth Telecommunications is a party to numerous proceedings pending before state regulatory bodies which involve, among other things, terms and conditions of services provided by BellSouth Telecommunications, rates charged for such services and relationships with affiliates. No assurance can be given as to the outcome of any such matters.

- ------------------------
* As defined in the plan for this state.

ACCESS SERVICES

    BellSouth Telecommunications provides access services by connecting the communications networks of Interexchange Carriers with the equipment and facilities of subscribers. These connections are provided by linking these carriers and subscribers through the public switched network of BellSouth Telecommunications or through dedicated private lines furnished by BellSouth Telecommunications.

    Access charges, which are payable both by Interexchange Carriers and subscribers, provided approximately 24%, 25% and 26% of BellSouth's operating revenues for the years ended December 31, 1993, 1992 and 1991, respectively. These charges are designed to recover the costs of the common and dedicated facilities and switching equipment used to connect networks of Interexchange Carriers with the telephone company's local network. In addition, an interstate monthly subscriber line access charge of $3.50 per line per month applies to single-line business and residential customers. The interstate subscriber access charge for multi-line business customers varies by state but cannot exceed $6.00 per line per month.

    In October 1990, the FCC authorized an alternative to traditional rate of return regulation called "price caps," effective January 1, 1991, which is mandatory for certain local exchange carriers ("LECs"), including BellSouth Telecommunications and the other Operating Telephone Companies. In contrast to traditional rate of return regulation price caps limits the prices telephone companies can charge for their services. The price cap plan limits aggregate price changes to the rate of inflation minus a productivity offset, plus or minus exogenous cost changes recognized by the FCC. The FCC expects price cap regulation to provide LECs with enhanced incentives to increase productivity and efficiency. Concurrent with the implementation of price caps, the FCC reduced the allowed rate of return on interstate operations from 12.0% to 11.25%.

    Those LECs which operate under price caps are allowed to elect annually by April 1 a productivity offset factor of 3.3% or 4.3%. If the lower offset is chosen, such carriers will be allowed to earn up to a 12.25% overall rate of return without sharing. If such carriers earn between 12.25% and 16.25%, half of the earnings in this range will be flowed through to customers in the form of a lower price cap index in the following year. All earnings over 16.25% would be flowed through to customers. If such carriers elect a 4.3% productivity offset, all earnings below 13.25% may be retained, earnings up to 17.25% would be shared and earnings over 17.25% would be flowed through to customers. BellSouth Telecommunications elected to operate under the 3.3% productivity offset factor for the period July 1, 1993 through June 30, 1994 and intends to elect the same factor for the ensuing annual period.

    In February 1994, the FCC initiated its review of the price cap plan described in the preceeding paragraph. The FCC identified three broad sets of issues for examination including those related to the basic goals of price cap regulation, the operation of price caps and the transition of local exchange services to a fully competitive market. BellSouth believes and will advocate that a revised price cap plan should be structured to provide increased pricing flexibility for services as competition evolves in the telecommunications markets. Any changes to the current plan are expected to be effective January 1, 1995 or soon thereafter.

    State regulatory commissions have jurisdiction over charges related to the provision of access to the Interexchange Carriers to complete intrastate telecommunications. The state commissions have authorized BellSouth Telecommunications to collect access charges from the Interexchange Carriers and, in several states, from customers.

    Open Network Architecture ("ONA") plans, permitting all users of the basic network to interconnect to specific basic network functions and interfaces on an unbundled and equal access basis for the provision of enhanced services, will eliminate the FCC requirement that certain enhanced telecommunications services be offered only through a separate subsidiary. The plans may be implemented when

ONA tariffs filed with the FCC become effective and are filed with the states in which ONA services will be offered and the FCC is notified by the company that it is prepared to offer the ONA services described in its plan. In November 1992, BellSouth Telecommunications filed a Notice of Initial ONA Implementation and Petition for Removal of Structural Separation Requirement (the "Notice"). The Notice informed the FCC of BellSouth Telecommunications' completion of the required steps for initial ONA implementation and asked the FCC to remove the structural separation requirements currently imposed on enhanced services offerings. The FCC granted the petition for structural relief in July 1993.

    In addition to the above matters, BellSouth Telecommunications is a party to numerous proceedings pending before the FCC which involve, among other things, terms and conditions of services provided by BellSouth Telecommunications, rates charged for such services and relationships with affiliates. No assurance can be given as to the outcome of any such matters.

BILLING AND COLLECTION SERVICES

    BellSouth Telecommunications provides, under contract and/or tariff, billing and collection services for certain long distance services of AT&T and several other Interexchange Carriers. The agreement with AT&T has been extended through 1996, subject to the right of AT&T to assume billing and collection for certain of its services prior to the expiration of the agreement. Revenues from such services are expected to decrease as AT&T and other carriers assume more direct billing for their own services. BellSouth Enterprises also provides limited billing and collection services in foreign countries.

OPERATOR SERVICES

    Directory assistance and local and toll operator services are provided by BellSouth Telecommunications in its service areas. Toll operator services include alternate billing arrangements, such as collect calls, third number billing, person-to-person and calling card calls; dialing instructions; pre-billed credit; and rate information. In addition, directory assistance is provided for some Interexchange Carriers which do not directly provide such services for their own customers.

                  OTHER TELECOMMUNICATIONS BUSINESS OPERATIONS

DIRECTORY ADVERTISING AND PUBLISHING

    BellSouth Enterprises owns a group of companies which publish, print and sell advertising in, and perform related services concerning, alphabetical and classified telephone directories. Directory advertising and publishing revenues represented nearly 10% of BellSouth's total operating revenues for each of the years ended December 31, 1993, 1992 and 1991. Several of these companies also provide publishing and related products and services to other directory publishers. During 1993, these companies published approximately 500 directories for BellSouth Telecommunications and contracted with more than 160 nonaffiliated companies to sell advertising space in more than 400 publications of such nonaffiliated companies.

    A percentage of the billed revenues from directory advertising operations of BellSouth Advertising & Publishing Corporation, a wholly-owned subsidiary of BellSouth, are paid as publication fees to BellSouth Telecommunications for publishing rights and other services in its franchise areas.

WIRELESS COMMUNICATIONS

    BellSouth Enterprises provides wireless communications services which consist mainly of cellular telephone and paging services. Revenues from wireless communications comprise approximately 10%, 8% and 5% of BellSouth's total operating revenues for the years ended December 31, 1993, 1992 and 1991, respectively. In addition, BellSouth Enterprises owns minority interests in a number of wireless businesses whose revenues are not reflected in operating revenues because of the method of accounting required for such investments. BellSouth has significantly expanded these businesses in recent years through development of existing franchises and through acquisitions.

    The predominant part of these business operations is cellular telephone service. Cellular radio telephone systems provide customers with high-quality and readily available two-way communications services that interconnect with the local and long distance telephone networks. Cellular systems utilize a large number of low power transmitters that transmit within a small geographic area, or cell, and a switching system that monitors and allocates available frequencies to users traveling within and between cells. The number of cells varies from market to market depending on several factors, including the topography and demographics of the service area. As the number of subscribers and calls increase, additional channels may be allocated to each cell or additional cells may be created, either by sectorizing or splitting existing cells to create greater capacity or adding new cells.

    DOMESTIC CELLULAR OPERATIONS

    Domestic cellular wireless telephone business has become a significant contributor to BellSouth's operations, primarily due to the continued expansion of the customer base for mobile communications services and as a result of significant acquisitions of other systems. BellSouth maintains and operates cellular systems through wholly-owned subsidiaries and business ventures with other entities. Cellular service and related equipment are marketed to consumers, directly and through authorized agents, and to businesses that resell the service.

    At December 31, 1993, licensees in which BellSouth had an equity interest provided cellular service to a total of approximately 2.1 million domestic customers in 16 states. BellSouth's proportionate share of such total customers, based on its percentage ownership interests of such licensees, was approximately
1.6 million customers. (See "Consolidated Financial Statements and Supplementary Data -- Domestic Cellular and Paging Operations Proportionate Operating Data.") Within its nine-state wireline service territory, BellSouth offers cellular service in cities, including Atlanta, Miami, New Orleans, Memphis, Louisville, Birmingham and Orlando, while outside its wireline service territory it offers cellular service in cities including Los Angeles, Houston, Milwaukee, Indianapolis, Honolulu and Richmond. BellSouth's proportionate interest in the aggregate population served by its domestic cellular systems is approximately
38.8 million persons.

    Public utility commissions in several states have expressed an interest in examining whether the cellular industry should be more closely regulated by such states. For example, in October of 1989, the California Public Utility Commission issued an order instituting an investigation of the cellular industry in California. (BellSouth has significant interests in cellular licensees in Los Angeles and Bakersfield.) The purpose of the investigation was to determine what state regulatory changes were needed in light of the continued growth of the cellular industry and the numerous regulatory issues that had been raised since its inception. This investigation has been through several phases and continues today by virtue of a December 1993 order of the California Commission, which began a new round of hearings regarding the regulatory framework and related issues.

    INTERNATIONAL CELLULAR OPERATIONS

    Outside the United States, BellSouth owns interests in consortiums that hold licenses for, and are building and/or operating, cellular telephone systems in Argentina, Australia, Denmark, Germany, Uruguay and Venezuela. Through wholly-owned subsidiaries, BellSouth holds licenses for Chile and New Zealand cellular telephone systems. At December 31, 1993, such systems provided cellular service to a total of approximately 499,300 international customers. BellSouth's proportionate share of such customers, based on its percentage ownership interests in such systems, was approximately 192,200 customers. BellSouth offers cellular service under regional licenses to areas within Argentina, Uruguay and Chile and offers cellular service under nationwide licenses in Australia, Denmark, Venezuela and New Zealand. Service in Australia is also currently being provided by reselling service obtained from the government owned carrier. (See "Other International Operations.") In addition,

BellSouth has been granted a license and is constructing a system for nationwide cellular service in Germany. During the first quarter of 1994, BellSouth disposed of its interest in a cellular telephone business in Mexico. BellSouth's international cellular systems operate in areas with an aggregate population of approximately 55.4 million persons, based on its percentage ownership interests in licensees in such countries.

    PAGING OPERATIONS

    BellSouth also provides domestic and international paging services. Paging services provide the ability to contact, by means of a radio transmitted signal, persons who carry small radio receivers. The caller uses a cellular or wireline telephone to reach an assigned telephone or PIN number at the service provider's facilities. The assigned number is automatically relayed to the paging terminal, and the call triggers a signal which is relayed to the terminal's transmitter and transmitted to the paging unit. Subscribers typically rent the paging units on a month-to-month basis, or purchase such units, and pay a flat monthly fee for paging services. These services are subject to regulation by the FCC.

    BellSouth has local and regional paging operations in many areas throughout the United States. In addition, BellSouth offers nationwide messaging service. BellSouth's paging and messaging services are offered under the MobileComm-R-service mark.

    As of December 31, 1993, BellSouth had approximately 1,344,400 pagers in service based upon its ownership percentage in markets served. Of this amount, approximately 1,232,200 pagers were in service in the United States while approximately 112,200 pagers were in service in Australia.

    OTHER WIRELESS OPERATIONS

    BellSouth and RAM Broadcasting Corporation ("RBC") have formed a business venture ("RAM") to own and operate certain mobile data communications networks worldwide. These networks enable mobile applications such as computer-aided dispatch, electronic mail, transaction processing and remote data entry and retrieval. They can also be used for such fixed applications as credit card validation and telemetry. BellSouth has a 49 percent interest in the United States mobile data operations, which will continue to be operated by RBC, and a substantial interest in all foreign mobile data operations of the RAM venture except the United Kingdom and France, where BellSouth has a 37.5 percent and
11.25 percent ownership interest, respectively. The RAM networks cover the top 100 metropolitan markets and 90% of the urban United States business population. Some additional construction of RAM's networks is planned to expand coverage.

    Personal communications services ("PCS") are in the developmental stage and are anticipated to provide a wide range of wireless communications services. The FCC is currently putting a licensing process in place that will allocate 160 megahertz for broadband PCS, with 120 megahertz being given to licensed operators, 20 megahertz reserved for unlicensed voice operations and 20 megahertz reserved for unlicensed data operations. The FCC is developing rules to award the licensed spectrum on an auction basis, with up to seven licenses per geographic area. BellSouth will be able to bid on all potential licenses in areas where it does not provide cellular service. Where it provides cellular service, BellSouth likely will be limited to bidding on one 10 megahertz PCS license. It is anticipated that the auctions could begin as early as the Fall of 1994. The federal government hopes to raise $10 billion auctioning off the PCS spectrum. BellSouth has conducted several trials of PCS-like services under experimental licenses from the FCC, but has made no final determination of the scope of its participation in the PCS licensing auctions. It is anticipated that substantial capital would be required to bid on licenses and to construct the systems should BellSouth elect to participate.

OTHER INTERNATIONAL OPERATIONS

    BellSouth is a 24.5 percent participant in Optus Communications Pty. Ltd. ("Optus"), an international consortium which has been licensed by the Australian government to build and operate Australia's second telecommunications network. Optus offers a full spectrum of cellular telecommunications, switched network, enhanced wireline services and satellite-based services.

    Optus has completed construction of the bulk of its long distance network and has built basic infrastructure for the local business services in Canberra, Melbourne and Sydney. Long distance and local service switching centers have been established in the six mainland capital cities and over 3,000 miles of optical fiber cable has been placed. Approximately 70% of the population currently has access to the long distance service provided on the Optus network. During the fourth quarter of 1993, Optus began offering a limited number of local business services such as data services via its terrestrial and satellite facilities.

    Optus had over 230,000 analog cellular resale customers at December 31, 1993. In addition to reselling analog cellular service provided by the government-owned carrier, Optus has installed its own digital cellular service in five capital cities. Optus also owns AUSSAT, Australia's national satellite communications carrier. AUSSAT satellites provide voice, data and television broadcast communications to Australia and New Zealand, air traffic control communications to Australia's Civil Aviation Authority and mobile communications to Australia's rural areas.

    BellSouth has entered into a joint venture agreement with Ji Tong Company, an operating unit within the Chinese government, to invest up to $30 million in communications projects in China. The venture's main business will be to provide contract work for the construction and implementation of telecommunications and information network projects, including the provision of network planning, design and engineering. In addition, the joint venture will perform software and hardware systems integration, development and production.

    BellSouth has received a license to operate a competing domestic and international long distance concession in Chile. BellSouth plans to construct the network utilizing a combination of satellite, microwave digital switching and fiber optic facilities and begin service later in 1994.

BROADBAND SERVICES

    In August 1992, the FCC issued an order allowing the LECs to offer video dial tone for transmitting video services. These services would allow customers of the LECs to have access through the network to video services such as educational programs and pay per view television. BellSouth Telecommunications expects to request FCC permission to construct facilities necessary to test video dial tone services later this year. The FCC has also recommended that Congress repeal the restriction in the Cable Act of 1984 which prohibits LECs from providing cable television programming in their service territories, and has proposed that LECs be allowed to provide and to acquire minor ownership interests in, video programming in such territories.

    In December 1993, BellSouth filed suits in U.S. District Courts in Alabama and Tennessee seeking relief from the Cable Communications Policy Act of 1984, under which BellSouth is prohibited from providing video programming, such as that provided by a television broadcast station, directly to consumers within BellSouth Telecommunications' wireline service areas. If successful, BellSouth intends to seek the appropriate governmental authorizations necessary to provide video transport, video programming and interactive services in such areas.

    BellSouth has formed a strategic alliance with a major cable TV operator, Prime Cable, pursuant to which it has entered into a credit agreement with Prime South Diversified, Inc. ("Prime South"), which indirectly wholly-owns Community Cable TV ("CCTV"), a Las Vegas cable operation managed by Prime Cable, to provide up to $250 million in financing. CCTV is the nation's 14th largest cable system serving over 200,000 cable connections and more than 70,000 hotel rooms. The loan to Prime South, which closed in January 1994 and matures in 2001, is secured by the stock of Prime South and that of a wholly-owned subsidiary. BellSouth also has the option to acquire such stock at various dates over the term of the loan. Concurrently, BellSouth entered into an agreement to acquire a 22.5%
interest in Prime Cable's management company, which provides management services to five affiliated cable systems nationwide, with an option to acquire the remaining 77.5% over the term of the loan to Prime South. This transaction is expected to close in late 1994, subject to regulatory approval.

    In an effort to pursue opportunities in interactive programming, television shopping and other advanced services, BellSouth had agreed to invest approximately $2 billion in QVC Network, Inc. ("QVC"), contingent on QVC's successfully completing its acquisition of Paramount Communications, Inc. ("Paramount"), and had also received an option to acquire approximately $500 million of QVC stock at a purchase price of $60 per share in the event QVC was unsuccessful in its proposed acquisition of Paramount. QVC's bid for Paramount was terminated on February 14, 1994, and BellSouth has six months thereafter to determine whether to exercise the option.

SELLING, LEASING AND MAINTAINING EQUIPMENT

    BellSouth sells, leases and maintains CPE, and to a lesser extent, computers and related office equipment. The Holding Companies, AT&T and other substantial enterprises compete in the provision of CPE and other services and products.

                                  COMPETITION

GENERAL

    BellSouth is subject to increasing competition in all areas of its business. Regulatory, legislative and judicial actions and technological developments have expanded the types of available services and products and the number of companies which may offer them. Increasingly, this competition is from large companies which have substantial capital, technological and marketing resources.

    Developments during 1993 indicate that a technological convergence is occurring in the telephone, cable and broadcast television, computer, entertainment and information services industries. The technologies utilized and being developed in these industries will enable companies to provide multiple forms of communications offerings.

    Current policies of Congress and the FCC strongly favor lowering legislative and regulatory barriers to competition in the telecommunications industry. Accordingly, the nature of competition which BellSouth will face will depend to a large degree on regulatory actions at the state and federal levels, decisions with respect to the MFJ and possible state and federal legislation.

NETWORK AND RELATED SERVICES

    LOCAL SERVICE

    Many services traditionally provided exclusively by the LECs have been deregulated, detariffed or otherwise opened for competition. For example, some carriers and other customers with concentrated, high usage characteristics are utilizing shared tenant services, private branch exchange (PBX) systems (which are owned by customers and provide internal switching functions without using BellSouth Telecommunications' central office facilities), private line services and other telecommunications links which bypass the switched networks of BellSouth Telecommunications. An increasing number of private voice and data communications networks utilizing fiber optic lines have been and are being constructed in metropolitan areas, including Atlanta, Georgia, Charlotte, North Carolina and Jacksonville, Miami and Orlando, Florida, which will offer certain high volume users a competitive alternative to the public and private line offerings of the LECs. In addition, the existing networks of cable television systems are capable of carrying two-way interactive data messages and can be configured to provide voice communications. Furthermore, wireless services, such as cellular telephone and paging services, and PCS services when operational, increasingly compete with wireline communications services.

    BellSouth Telecommunications is presently vulnerable to bypass to the extent that its access charges reflect subsidies for other services. Although BellSouth Telecommunications believes that bypass has already occurred to a significant degree in its nine-state area, it is difficult to quantify the lost revenues since customers are not required to report to the telephone companies the components of their telecommunications systems. In general, telephone company telecommunications services in highly concentrated population and business areas are more vulnerable to bypass.

    MCI Communications Corporation has announced long range plans to invest more than $20 billion to create and deliver a wide array of communications services. Included in these plans is an investment of $2 billion to construct local networks in major United States cities, including Atlanta, Georgia and other cities in the Southeast. MCI has stated that it would connect directly to customers and provide alternative local voice and data communications services. Local service competition from MCI could emerge in Atlanta by mid-1994.

    AT&T has announced an agreement to acquire McCaw Communications, Inc., the largest domestic cellular communications company, which serves customers in 10 cities in BellSouth's local wireline territory and seven cities in which BellSouth provides competing cellular communications. AT&T's capital and marketing resources would be expected to make McCaw a more formidable cellular competitor and could provide an integrated network for carrying communications traffic that otherwise would have been carried over the public switched and private line networks of BellSouth Telecommunications.

    Alliances are also being formed between other Holding Companies and large corporations that operate cable television systems in many localities throughout the United States, e.g., U S West, Inc./ Time Warner Communications, Southwestern Bell Corporation/Cox Enterprises, Inc. and NYNEX Corporation/Viacom, Inc. As technological and regulatory developments make it more feasible for cable television to carry data and voice communications, it is increasingly likely that BellSouth Telecommunications will face competition within its region from the other Holding Companies through their cable television venture arrangements.

    U S West and Time Warner have announced plans to upgrade certain of their cable TV systems to full-service networks which would support new interactive and telephone services that will compete with the incumbent local exchange carriers. The first of these full-service networks is being built in Orlando, Florida and is expected to begin offering services in the Fall of this year. Tele-Communications, Inc. has announced plans to offer similar services in South Florida and Louisville, Kentucky.

    ACCESS SERVICE

    The FCC has adopted rules requiring local exchange carriers to offer expanded interconnection for interstate special and switched transport. As a result, BellSouth Telecommunications will be required to permit competitive carriers and customers to terminate their transmission facilities in its central office buildings. Virtual collocation agreements may also be negotiated between carriers. Various aspects of these rules have been challenged by a number of carriers, including BellSouth Telecommunications. The effects of the rules would be to increase competition for access transport. It is uncertain whether the local exchange carriers will receive the pricing flexibility necessary to compete effectively with alternative access providers.

    TOLL SERVICE

    A number of firms compete with BellSouth Telecommunications for intraLATA toll business by reselling toll services obtained at bulk rates from BellSouth Telecommunications or, subject to the approval of the applicable state public utility commission, providing toll services over their own facilities. Commissions in the states in BellSouth Telecommunications' operating territory have allowed the latter type of intraLATA toll calling, whereby the Interexchange Carriers are assigned a multiple digit access code ("10XXX") which customers may dial to place intraLATA toll calls through facilities of such Interexchange Carriers. The Kentucky Commission has concluded that competing carriers should be allowed to provide intraLATA toll presubscribed calling with a single digit access code (1+ or 0+) but is considering how and when such authorization should be implemented.

DIRECTORY ADVERTISING AND PUBLISHING

    In BellSouth's advertising and publishing business, competition for advertising revenues has expanded. Many different media compete for advertising revenues, and some newspaper organizations and other companies have begun publishing their own directories. Competition for directory sales agency contracts for the sale of advertising in publications of nonaffiliated companies also continues to be strong.

WIRELESS COMMUNICATIONS

    The FCC has jurisdiction over the licensing of cellular mobile radio services in domestic markets. The FCC limits entry for providers of cellular mobile telecommunications to two licensees for each defined metropolitan statistical area ("MSA") and each rural service area ("RSA") within the country. Each MSA and RSA in which BellSouth participates in the provision of cellular mobile communications has a competing service provider.

    BellSouth's international cellular joint ventures are generally subject to competition from at least one other cellular service provider, and sometimes more than one other provider, as in, for example, Germany where there are two additional competitors. These competing cellular service providers are generally supported by partners at least as well-capitalized as BellSouth and its partners. In some cases the competing cellular provider is owned by the state-owned telephone company, which may have access to the financial resources of the government.

    BellSouth's paging operations experience competition from one or more competitors in all markets in which they are conducted. Although some of BellSouth's competitors are small privately-owned companies serving only one market area, others are large companies such as Paging Network, Inc. and MobileMedia Communications, Inc. Competition for paging subscribers is based primarily on the price and quality of service and the geographic area covered. BellSouth believes that the price and quality of its services and its geographic coverage areas generally compare favorably with those of its competitors.

    BellSouth's mobile data business venture with RAM expects competition from private wireless data networks, Specialized Mobile Radio, analog cellular and future Cellular Digital Packet Data technology. RAM's primary competitor today in the wireless data market is ARDIS, a wireless data joint venture between IBM Corporation and Motorola, Inc. The ARDIS network, which was started in 1983 as a private network for IBM, currently has the advantage of a larger installed customer base and greater network coverage. RAM, however, expects to attract customers with its unique network feature of automatic, seamless nationwide roaming. Success of the RAM venture will depend significantly on early marketing efforts to enroll customers and the relative market acceptance of RAM technology.

    The FCC has approved construction of enhanced specialized mobile radio ("ESMR") systems in many cities around the country. These digital mobile communications systems are expected to provide service very similar to cellular telephone service. There has been a consolidation of the licenses required to provide ESMR service, so that control of this business is concentrated in the hands of a few potential operators, giving them the ability to offer services like nationwide roaming quickly and efficiently once the systems are built. It is expected that the first location where ESMR will become available commercially is Los Angeles during second quarter of 1994 in competition with BellSouth's cellular telephone partnership. MCI has also announced an alliance with Nextel Communications and Comcast Corp. to offer wireless personal communications services in most major cities.

    The FCC's PCS licensing process will create up to seven new competitors for BellSouth's cellular business in each geographic area where BellSouth provides that service. It is also anticipated that in conjunction with cable operators, interexchange carriers, or other alternative local service providers, PCS will provide some competition to BellSouth's local wireline telephone business. The exact service offerings and functionality of PCS still has not been completely determined, but it is anticipated that the competitive systems could be in place in late 1995 or early 1996. While BellSouth believes that it can evolve the capabilities of its existing cellular business to meet this competitive challenge, it is also considering the possibility of applying for PCS licenses.

BELLSOUTH COMPETITIVE STRATEGY

    REGULATORY AND LEGISLATIVE CHANGES

    The states in BellSouth Telecommunications' service area currently provide for some form of regulation of earnings, a regulatory framework that BellSouth believes is not appropriate for the increasingly competitive telecommunications environment. Accordingly, BellSouth's primary regulatory focus continues to be directed toward modifying the regulatory process to one that is more closely aligned with changing market conditions and overall public policy objectives. As an alternative to the current regulatory process, BellSouth believes that price regulation, whereby prices of basic local exchange service are directly regulated and prices for other products and services are based on market factors, is a logical progression toward regulatory flexibility and is fair to consumers. As such, BellSouth Telecommunications intends to pursue implementation of price regulation plans through filings with state regulatory commissions or through legislative initiatives.

    BellSouth is also seeking relief in the courts and before Congress and regulatory agencies from current laws, regulations and judicial restrictions (including the MFJ) for the provision of voice, data and video communications throughout its wireline service territory and elsewhere. It is furthermore advocating legislative and regulatory initiatives which would eliminate or modify restrictions on its current and future business offerings. (See "Legislation.") Competitors and other interest groups with substantial resources oppose many of these initiatives. The ultimate outcome and timing of any relief obtained cannot be predicted with certainty.

    Technological changes and the effects of competition reduce the economic useful lives of BellSouth Telecommunications' fixed assets. As competition increases in both the exchange access and local exchange markets, the economic lives of related properties should continue to decrease. Therefore, BellSouth Telecommunications is examining the rates of depreciation of fixed assets authorized by the FCC and state regulatory commissions to ensure that these rates are adequate to recover fixed asset costs in a timely fashion. The FCC and the state commissions represcribe depreciation rates for BellSouth Telecommunications at three-year intervals.

    ENTRY INTO NEW MARKETS

    Notwithstanding the risks associated with increased competition, BellSouth will have the opportunity to benefit from entry into new business markets. BellSouth believes that in order to remain competitive in the future, it must aggressively pursue a corporate strategy of expanding its offerings beyond its traditional businesses. These offerings may include information services, interactive communications and cable television and other entertainment services. BellSouth plans to enter such businesses through acquisitions, investments, and strategic alliances with established companies in such industries and through the development of such capabilities internally.

    RESTRUCTURING

    BellSouth Telecommunications is restructuring its telephone operations by streamlining its fundamental processes and work activities to better respond to an increasingly competitive business environment. The restructuring is expected to improve overall responsiveness to customer needs, permit more rapid introduction of new products and services and reduce costs. A primary objective of this restructuring is the plan to downsize BellSouth Telecommunications' workforce by 10,200 by the end of 1996.

                                  LEGISLATION

    There are a number of bills pending in Congress that, if enacted into law, could significantly affect BellSouth's business operations and opportunities. The provisions of the bills set the terms, conditions, obligations and time frames under which the Operating Telephone Companies would be permitted 1) to offer interLATA services, 2) to manufacture CPE, 3) to manufacture and provide telecommunications equipment, 4) to provide video programming in their telephone service territories and 5) to offer electronic publishing services or alarm monitoring services. They also would address the need to preserve universal service in a competitive telecommunications marketplace and would preempt state laws prohibiting competition for intrastate telephone services. In the House of Representatives, these items are addressed in the provisions of two bills, H.R. 3626 and H.R. 3636. In the Senate, they are contained in S.1822. H.R. 3636 as currently drafted also specifies that a Federal/ State Joint Board should require that large carriers like BellSouth Telecommunications be subject to alternative or price regulation rather than traditional rate of return regulation.

    The House has held several hearings on the House bills, and the House Judiciary Committee and the House Energy and Commerce Committee have each adopted a version of H.R. 3626, and the House Energy and Commerce Committee has adopted H.R. 3636. The Rules Committee will decide how and when these bills will proceed to the floor of the House.

                            RESEARCH AND DEVELOPMENT

    The services and products of BellSouth are in a highly technological field. BellSouth has expended $45.9, $52.5 and $42.0 million in 1993, 1992 and 1991, respectively, on company-sponsored research and development activities. The majority of this activity is conducted at Bell Communications Research, Inc. ("Bellcore"), one-seventh of which is owned by BellSouth, through BellSouth Telecommunications, with the remainder owned by the other Holding Companies. Bellcore provides research and development and other services for its owners and is the central point of contact for coordinating the Federal government's telecommunications requirements relating to national security and emergency preparedness.

                            LICENSES AND FRANCHISES

    BellSouth Telecommunications' local exchange business is typically provided under certificates of public convenience and necessity granted pursuant to state statutes and public interest findings of the various public utility commissions of the states in which BellSouth Telecommunications does business. These certificates provide for a franchise of indefinite duration, subject to the maintenance of satisfactory service at reasonable rates.

    The domestic cellular, paging and mobile data systems that BellSouth owns or has an interest in are operated under licenses granted by the FCC. Prior approval of the FCC is required for the assignment of a license or the transfer of control of a licensee. The licenses are generally issued for up to 10 year periods. For the paging and mobile data licenses, at the end of the license period a renewal application must be made which BellSouth believes will generally be granted upon showing compliance with FCC regulations and continuing service to the public. Licenses may be revoked and license renewal applications may be denied for cause. With regard to cellular licenses, the FCC has established the procedures and standards for conducting comparative renewal proceedings which include a "renewal expectancy" for cellular operators meeting specific criteria. This ruling is presently undergoing further FCC review.

    International cellular, paging and mobile data systems also operate under licenses granted by the governments in the countries where such systems are located. The foreign licenses are issued for varied terms and are generally renewable at the end of the initial license period. As is the case with BellSouth's domestic wireless properties, the foreign licenses may be revoked and license renewal applications may be denied for cause.

    BellSouth owns or has licenses to use all patents, copyrights, licenses, trademarks and other intellectual property necessary for it to conduct its present business operations. It is not anticipated that any of such property will be subject to expiration or non-renewal of rights which would materially and adversely affect BellSouth or its subsidiaries.

                                   EMPLOYEES

    At December 31, 1993, 1992 and 1991 BellSouth and its subsidiaries employed approximately 95,100, 97,100 and 96,100 persons, respectively. Of these amounts at these dates, approximately 81,400, 82,900 and 82,200 were employees of BellSouth Telecommunications. About 71% of BellSouth's employees at December 31, 1993 were represented by the Communications Workers of America (the "CWA"), which is affiliated with the AFL-CIO.

    In September 1992, the CWA ratified new three-year contracts with BellSouth covering about 61,000 employees. These contracts included provisions for wage increases, a cost-of-living adjustment and an increase in the team incentive award that will total, in the aggregate, an estimated 11.3% over the three year contract period.

    In November, 1993, BellSouth Telecommunications announced plans to reduce its work force by approximately 10,200 employees by the end of 1996 through normal attrition, transitional programs, other voluntary options and involuntary separations.

ITEM 2. PROPERTIES

                                    GENERAL

    BellSouth's properties do not lend themselves to description by character and location of principal units. BellSouth's investment in property, plant and equipment, 96% of which is held by BellSouth Telecommunications, consists of the following at December 31:

                                                                   1993    1992
                                                                   -----   -----
Outside Plant....................................................    44%     46%
Central Office Equipment.........................................    35%     35%
Land and Buildings...............................................     7%      7%
Station Equipment................................................     2%      2%
Other............................................................    12%     10%
                                                                   -----   -----
                                                                    100%    100%
                                                                   -----   -----
                                                                   -----   -----

    Outside plant consists of connecting lines (aerial, underground and buried cable) not on customers' premises, the majority of which are on or under public roads, highways or streets while the remainder is on or under private property. Central office equipment consists of analog switching equipment, digital electronic switching equipment and circuit equipment. Land and buildings are occupied principally by central offices. Station equipment consists of embedded intrasystem wiring, substantially all of which is on the premises of customers.

    Substantially all of the installations of central office equipment and administrative offices are located in buildings and on land owned by BellSouth Telecommunications. Many garages, business offices and telephone service centers are in leased quarters.

    BellSouth Telecommunications' customers are now served by electronic switching systems that provide a wider variety of services than their mechanical predecessors. The BellSouth Telecommunications network is in transition from an analog to a digital network, which provides capabilities for BellSouth Telecommunications to furnish advanced data transmission and information management services.

                               PROPERTY ADDITIONS

    Property additions include gross additions to property, plant and equipment having an estimated service life of one year or more, plus the incidental costs of preparing the asset for its intended use. In the case of constructed assets, an amount related to the cost of debt and equity used in the construction of an asset is capitalized as part of the asset when the construction period is in excess of one year. Property additions also include assets acquired by means of entering into a capital lease agreement, gross additions to operating lease equipment and reused materials.

    Significant additions to property, plant and equipment will be required to meet the demand for telecommunications services and to further improve such services. The level of property additions indicated below is expected to be maintained in the near future. The total investment in telephone plant has increased from about $34,143 million at January 1, 1989 to about $41,975 million at December 31, 1993, including the effects of retirements and property transferred at divestiture, but not including deductions of accumulated depreciation at either date.

    BellSouth's property additions at December 31 since 1989 are approximately as follows:

                                MILLIONS
                                ---------
1989..........................  $   3,155
1990..........................  $   3,386
1991..........................  $   3,192
1992..........................  $   3,266
1993..........................  $   3,595

    In 1993, BellSouth generated substantially all of its funds for property additions internally; substantially all such additions are expected to be financed through internally generated funds in 1994.

    BellSouth projects property additions for BellSouth Telecommunications to be approximately $3,000 million during 1994. The continued modernization of the
BellSouth Telecommunications' network is necessary to meet the needs of customers and competitive demands. Population and economic expansion is projected by BellSouth in certain growth centers within its nine-state area during the next five to ten years. Expansion of the network will be needed to accommodate such projected growth.

    BellSouth projects that during 1994 it will invest approximately $500 million in the properties of BellSouth Enterprises' consolidated subsidiaries. A majority of such expenditures will be for property additions to its cellular systems to complete construction of new systems and to expand, enhance and modernize its operating systems. BellSouth has commenced adding digital technology to certain systems which are operating at or near capacity with analog technology.

                             ENVIRONMENTAL MATTERS

    BellSouth Telecommunications is subject to a number of environmental matters as a result of its operations and the shared liability provisions in the POR. As a result, BellSouth Telecommunications expects that it will be required to expend funds to remedy certain facilities, including those Superfund sites for which BST has been named as a potentially responsible party, for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance. At December 31, 1993, BST's recorded liability related primarily to remediation of these sites was $35.5 million.

    BellSouth continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. BellSouth's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. BellSouth continues to believe that expenditures in connection with additional remedial actions under the current environmental protection laws or related matters will not be material.

ITEM 3. LEGAL PROCEEDINGS

    The MFJ and the related POR provide for the recognition and payment of liabilities by AT&T and the Operating Telephone Companies that are attributable to pre-divestiture events but that did not become certain until after divestiture. These contingent liabilities relate principally to litigation and other claims with respect to the former Bell System's rates, taxes, contracts and torts (including business torts, such as alleged violations of the antitrust laws). Contingent liabilities that are attributable to pre-divestiture events are shared by AT&T and the Operating Telephone Companies in accordance with formulae prescribed by the POR, whether or not an entity was a party to the proceeding and regardless of whether an entity was dismissed from the proceeding by virtue of settlement or otherwise. BellSouth Telecommunications' share of these liabilities to date has not been material to its financial position or results of operations for any period.

    BellSouth and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. While complete assurance cannot be given as to the outcome of any contingent liabilities, in the opinion of BellSouth, any financial impact to which BellSouth and its subsidiaries are subject is not expected to be material in amount to BellSouth's operating results or its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    No matter was submitted to a vote of shareholders in the fourth quarter of the fiscal year ended December 31, 1993.
                            ------------------------

ADDITIONAL INFORMATION

                         DESCRIPTION OF BELLSOUTH STOCK

GENERAL

    The Articles of Incorporation of BellSouth authorize the issuance of 1,100,000,000 shares of common stock, par value $1 per share (the "Common Stock"), and 100,000,000 shares of cumulative, first preferred stock, par value $1 per share (the "Preferred Stock"). BellSouth's Board of Directors (the "Board") is authorized to provide for the issuance, from time to time, of the Preferred Stock in series and, as to each series, to fix the number of shares in such series and the voting, dividend, redemption, liquidation, retirement and conversion provisions applicable to the shares of such series. No shares of Preferred Stock are outstanding. The Board has created Series A First Preferred Stock consisting of 30 million shares (the "Series A Preferred Stock") for possible issuance under BellSouth's Shareholder Rights Plan. (See "Preferred Stock Purchase Rights.")

DIVIDEND RIGHTS

    The holders of Common Stock are entitled to receive, from funds legally available for the payment thereof, dividends when and as declared by resolution of the Board. While any series of Preferred Stock is outstanding, no dividends (other than dividends payable solely in Common Stock) may be declared or paid on Common Stock, and no Common Stock may be purchased, redeemed or otherwise acquired for value, (a) unless dividends on all outstanding shares of Preferred Stock for the current and all past dividend periods have been paid or declared and provision made for payment thereof and

(b) unless all requirements with respect to any purchase, retirement or sinking fund or funds applicable to all outstanding series of Preferred Stock have been satisfied. Dividends on the Preferred Stock would be cumulative.

VOTING RIGHTS

    Except in connection with the "business combinations" and "fair price" provisions discussed below, holders of shares of Common Stock are entitled to one vote, in person or by proxy, for each share held on the applicable record date with respect to each matter submitted to a vote at a meeting of shareholders, but such holders do not have cumulative voting rights. The holders of any series of Preferred Stock, when issued, may receive the right to vote as a class on certain amendments to the Articles of Incorporation and on certain other matters, including the election of directors in the event of certain defaults, which may include non-payment of Preferred Stock dividends.

LIQUIDATION RIGHTS

    In the event of voluntary or involuntary liquidation of BellSouth, holders of the Common Stock will be entitled to receive, after creditors have been paid and the holders of the Preferred Stock, if any, have received their liquidation preferences and accumulated and unpaid dividends, all the remaining assets of BellSouth.

PRE-EMPTIVE RIGHTS; CONVERSION RIGHTS; REDEMPTION

    No shareholders of any class shall be entitled to any pre-emptive rights to subscribe for or purchase any shares or other securities issued by BellSouth. The Common Stock has no conversion rights and is not subject to redemption.

PREFERRED STOCK PURCHASE RIGHTS

    The Board has declared a dividend of one preferred stock purchase right ("Right") for each share of Common Stock from time to time outstanding. Under certain circumstances, each Right will entitle the holder to purchase one one-hundredth of a share of Series A Preferred Stock, $1.00 par value ("Common Equivalent Preferred Stock"), which unit is substantially equivalent in voting and dividend rights to one whole share of the Common Stock, at a price of $175 per whole share (the "Purchase Price"). The Rights are not presently exercisable and may be exercised only if a person or group acquires 10% of the outstanding voting stock of BellSouth without the prior approval of the Board ("Acquiring Person") or announces a tender or exchange offer that would result in ownership of 25% or more of the Common Stock.

    If an Acquiring Person becomes such without prior Board approval, the Rights are adjusted, and each holder, other than the Acquiring Person, then has the right to receive, on payment of the Purchase Price, the number of shares of Common Stock, units of the Common Equivalent Preferred Stock or other assets having a market value equal to twice the Purchase Price.

    The Rights currently trade with the Common Stock and expire after ten years.

BUSINESS COMBINATIONS

    The Georgia legislature has enacted legislation which generally prohibits a corporation which has adopted a by-law electing to be covered thereby (which BellSouth has done) from engaging in any "business combination" (i.e., a merger, consolidation or other specified corporate transaction) with an "interested shareholder" (i.e., a 10% shareholder or an affiliate of the corporation which was a 10% shareholder at any time within the preceding two years) for a period of five years from the date such person becomes an interested shareholder, unless the interested shareholder (i) prior to becoming an interested shareholder, obtained the approval of the Board of Directors for either the business combination or the transaction which resulted in the shareholder becoming an interested shareholder, (ii) becomes the owner of at least 90% of the outstanding voting stock of the corporation in the same transaction in which the interested shareholder became an interested shareholder, excluding for purposes of determining the number of shares outstanding those shares owned by officers, directors, subsidiaries and certain employee stock plans of the corporation or (iii) subsequent to the acquisition of 10% or more of the outstanding voting stock of the corporation, acquires additional shares resulting in ownership of at least 90% of the outstanding voting stock of the corporation and obtains approval of the business combination by the holders of a majority of the shares of voting stock of the corporation, other than those shares held by an interested shareholder, officers, directors, subsidiaries and certain employee stock plans of the corporation. BellSouth's "business combinations" by-law may be repealed only by an affirmative vote of two-thirds of the continuing directors and a majority of the votes entitled to be cast by the shareholders, other than interested shareholders, and shall not be effective until 18 months after such shareholder vote. The Georgia statute provides that a domestic corporation which has thus repealed such a by-law may not thereafter readopt the by-law as provided therein.

FAIR PRICE PROVISIONS

    "Fair price" provisions contained in the Articles of Incorporation require, generally, in connection with a merger or similar transaction between BellSouth and an "interested shareholder" (a 10% shareholder or an affiliate of BellSouth which was a 10% shareholder at any time within the preceding two years), the unanimous approval of BellSouth's directors not affiliated with the interested shareholder or the affirmative vote of two-thirds of such directors and a majority of the outstanding shares held by disinterested shareholders, unless
(i) within the past three years the shareholder has been an interested shareholder and has not increased its shareholdings by more than one percent in any 12-month period or (ii) all shareholders receive at least the same consideration for their shares as the interested shareholder previously paid. Additionally, these provisions may be revised or rescinded only upon the affirmative vote of at least two-thirds of the directors not affiliated with an interested shareholder and a majority of the outstanding shares held by disinterested shareholders.

BOARD CLASSIFICATION

    Board classification provisions adopted by the shareholders and contained in the By-laws prescribe a shareholder vote for approximately one-third of the directors, instead of all directors, at each annual meeting of shareholders for a three-year term. Additionally, such provisions provide that shareholders may remove directors from office, with or without cause, amend the By-laws with respect to the number of directors or amend the board classification provisions only by the affirmative vote of the holders of at least 75% of the outstanding shares entitled to vote for the election of directors.

REMOVAL OF DIRECTORS

    BellSouth's Articles of Incorporation provide that the shareholders of BellSouth may remove a director, with or without cause, by the affirmative vote of the holders of at least 75% of the voting power of all shares of stock entitled to vote generally in the election of directors, voting together as a single class.

LIMITATION ON SHAREHOLDERS' PROCEEDINGS

    BellSouth's By-laws require 60 days advance notice of shareholder nominations for directors and of other matters to be brought before annual shareholders' meetings. Such By-laws also provide that a special shareholders' meeting may not be called by fewer than two-thirds of the outstanding shares entitled to vote at the meeting.

                            ------------------------

    The provisions discussed under the six preceding sub-headings and the ability to issue Preferred Stock, such as the Series A Preferred Stock described above, with characteristics established by the Board and without the consent of the holders of Common Stock and the ability to issue additional shares of Common Stock may have the effect of discouraging takeover attempts and may also have the effect of maintaining the position of incumbent management. In addition, these provisions may have a significant effect on the ability of shareholders of BellSouth to benefit from certain kinds of transactions that may be opposed by the incumbent Board.

                               EXECUTIVE OFFICERS

    The executive officers of BellSouth are listed below:

                                                                                                        THIS
                                                                                              OFFICER  OFFICE
          NAME             AGE                             OFFICE                              SINCE   SINCE
- -------------------------  ---  ------------------------------------------------------------  -------  ------
John L. Clendenin           59  Chairman of the Board and Chief Executive Officer                1983    1984
Walter H. Alford            55  Executive Vice President and General Counsel                     1983    1988
John F. Beasley             54  Vice President and Associate General Counsel                     1985    1993
Ronald M. Dykes             47  Vice President and Comptroller                                   1988    1993
Mark L. Feidler             37  Vice President -- Corporate Development                          1993    1993
J. Robert Fitzgerald        54  Vice President and Associate General Counsel                     1983    1993
H. C. Henry, Jr.            49  Executive Vice President -- Corporate Relations                  1984    1993
David J. Markey             53  Vice President -- Governmental Affairs                           1986    1993
Earle Mauldin               53  Executive Vice President -- Chief Financial Officer              1987    1993
William O. McCoy            60  Vice Chairman of the Board                                       1983    1993
Charles C. Miller, III      41  Vice President -- Strategic Planning and Development             1990    1993
Robert W. O'Neill           59  Vice President -- Corporate Responsibility and Compliance        1991    1993
William F. Reddersen        46  Senior Vice President -- Broadband Strategies                    1987    1993
Arlen G. Yokley             56  Vice President, Secretary and Treasurer                          1984    1989

    All of the executive officers of BellSouth, other than Mr. Feidler, have for at least the past five years held high level management or executive positions with BellSouth or its subsidiaries. Prior to joining BellSouth in 1992, Mr. Feidler was employed by The Robinson-Humphrey Company, Inc. (1986 - 1990) and The Breckenridge Group (1990 - 1991), investment banking firms.

    All officers serve until their successors have been elected and qualified.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
       RELATED STOCKHOLDER MATTERS

    The principal market for trading in BellSouth common stock is the New York Stock Exchange, Inc. ("NYSE"). BellSouth common stock is also listed on the Boston, Chicago, Pacific and Philadelphia exchanges in the United States and the London, Zurich, Basel, Geneva, Frankfurt and Amsterdam exchanges. The ticker symbol for BellSouth common stock is BLS. As of January 31, 1994, there were 1,237,677 holders of record of BellSouth common stock. Market data, obtained from the NYSE Composite Tape, which encompasses trading on the principal United States stock exchanges as well as off-board trading, for 1991 through 1993 are listed below. High and low prices represent the highest and lowest sales prices for the periods indicated. Dividend data also are listed.

                                                                                     MARKET PRICES      PER SHARE
                                                                                   ------------------   DIVIDENDS
                                                                                    HIGH        LOW     DECLARED
                                                                                   -------    -------   ---------
1993
First Quarter...................................................................   $57 1/2    $50 3/8   $    .69
Second Quarter..................................................................    57         50 5/8        .69
Third Quarter...................................................................    62 7/8     54 1/8        .69
Fourth Quarter..................................................................    63 7/8     54 1/8        .69
1992
First Quarter...................................................................   $52 5/8    $43 5/8   $    .69
Second Quarter..................................................................    50 3/8     43 3/8        .69
Third Quarter...................................................................    55 1/2     49 1/4        .69
Fourth Quarter..................................................................    53 7/8     46 3/4        .69
1991
First Quarter...................................................................   $55        $49 7/8   $    .69
Second Quarter..................................................................    54         46 3/8        .69
Third Quarter...................................................................    50 1/4     46 1/8        .69
Fourth Quarter..................................................................    51 3/4     45 3/8        .69

STOCK TRANSFER AGENT AND REGISTRAR

    Chemical Bank is BellSouth's stock transfer agent and registrar.

[THE FOLLOWING REPORT SENT TO SECURITY HOLDERS IS PROVIDED TO THE COMMISSION SOLELY AS INFORMATION AND IS NOT DEEMED "SOLICITING MATERIAL" OR TO BE "FILED" WITH THE COMMISSION EXCEPT TO THE EXTENT THAT THE COMPANY HAS INCORPORATED INFORMATION INCLUDED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1992.]

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA
       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                           1993         1992         1991         1990         1989
                                                        -----------  -----------  -----------  -----------  -----------
Operating Revenues....................................  $    15,880  $    15,202  $    14,445  $    14,345  $    13,996
Operating Expenses (1)................................       13,593       12,041       11,636       11,318       11,008
                                                        -----------  -----------  -----------  -----------  -----------
Operating Income......................................        2,287        3,161        2,809        3,027        2,988
Interest Expense......................................          689          746          802          774          776
Other Income, net.....................................            8          178          253          157          241
Provision for Income Taxes............................          572          934          753          778          758
Extraordinary Loss, net of tax........................          (87)         (41)     --           --               (22)
Accounting Change, net of tax.........................          (67)     --               (35)     --                68
                                                        -----------  -----------  -----------  -----------  -----------
  Net Income..........................................  $       880  $     1,618  $     1,472  $     1,632  $     1,741
                                                        -----------  -----------  -----------  -----------  -----------
                                                        -----------  -----------  -----------  -----------  -----------
Earnings Per Share....................................  $      1.77  $      3.30  $      3.04  $      3.38  $      3.64
Dividends Declared Per Common Share...................  $      2.76  $      2.76  $      2.76  $      2.68  $      2.52
Book Value Per Share..................................  $     27.20  $     27.94  $     26.93  $     26.28  $     27.21
Return to Average Common Equity.......................          6.3%        11.9%        11.3%        12.8%        13.7%
Weighted Average Common Shares Outstanding............        496.1        490.8        484.3        482.4        477.7
Return on Average Total Capital.......................          6.1%         9.8%         9.4%        10.4%        11.2%
Total Assets..........................................  $    32,873  $    31,463  $    30,942  $    30,207  $    30,050
Capital Expenditures..................................  $     3,486  $     3,189  $     3,102  $     3,191  $     3,223
Long-Term Debt........................................  $     7,381  $     7,360  $     7,677  $     7,781  $     7,055
Debt Ratio at End of Period...........................         40.2%        39.0%        41.3%        40.7%        38.0%
Ratio of Earnings to Fixed Charges (2)................         2.98         4.00         3.47         3.68         3.85
Total Employees.......................................       95,084       97,112       96,084      101,945      101,230
Telephone Employees...................................       81,415       82,866       82,245       85,967       86,728
Business Volumes (In Millions): (3)
Network Access Lines in Service:
  Residence...........................................         13.7         13.3         12.9         12.6         12.2
  Business............................................          5.4          5.1          4.8          4.6          4.4
  Other...............................................           .2           .2           .3           .3           .3
                                                        -----------  -----------  -----------  -----------  -----------
    Total.............................................         19.3         18.6         18.0         17.5         16.9
                                                        -----------  -----------  -----------  -----------  -----------
                                                        -----------  -----------  -----------  -----------  -----------
Access Minutes of Use:
  Interstate..........................................     53,345.0     50,546.4     47,255.3     44,903.3     41,464.2
  Intrastate..........................................     15,260.9     13,994.2     13,237.7     12,119.5     11,252.7
Toll Messages.........................................      1,251.0      1,280.3      1,387.1      1,457.5      1,462.3
Cellular Customers (In Thousands): (4)
  Domestic............................................      1,559.1      1,118.1        774.2        498.3        311.4
  International.......................................        192.2         77.6         26.0          5.1           .6
                                                        -----------  -----------  -----------  -----------  -----------
    Total.............................................      1,751.3      1,195.7        800.2        503.4        312.0
                                                        -----------  -----------  -----------  -----------  -----------
                                                        -----------  -----------  -----------  -----------  -----------

- ------------------------
(1) Operating Expenses for 1993 include a charge for restructuring of $1,136.4, which reduced net income by $696.6. See Note K to the Consolidated Financial Statements.
(2) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes, interest expense and such portion of rental expense representative of the interest factor on such rentals; (ii) fixed charges are comprised of total interest expense and such portion of rental expense representative of the interest factor on such rentals.
(3) Prior period operating data are revised at later dates to reflect the most current information. The above information reflects the latest data available for the periods indicated.
(4) Equity Basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    BellSouth Corporation ("BellSouth") is a holding company headquartered in Atlanta, Georgia whose operating telephone company subsidiary, BellSouth Telecommunications, Inc. ("BellSouth Telecommunications") serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides local exchange and toll communications services within 38 court-defined geographic areas, called Local Access and Transport Areas ("LATAs"), and network access services to enable interLATA communications using the long-distance facilities of interexchange carriers. BellSouth Enterprises, Inc. ("BellSouth Enterprises"), another wholly-owned subsidiary, owns businesses providing domestic wireless and international communications services and advertising and publishing services and products.

    Prior to January 1, 1992, the majority of the operations of BellSouth Telecommunications was conducted through South Central Bell Telephone Company ("South Central Bell") and Southern Bell Telephone and Telegraph Company ("Southern Bell"). Effective at midnight December 31, 1991, South Central Bell merged with and into Southern Bell and Southern Bell's name was changed to BellSouth Telecommunications.

RESULTS OF OPERATIONS

                                                                                              PERCENT CHANGE
                                                                                          -----------------------
                                                                                          1993 VS.     1992 VS.
                                                         1993        1992        1991       1992         1991
                                                      ----------  ----------  ----------  ---------  ------------
Net Income..........................................  $    880.1  $  1,617.7  $  1,471.5     (45.6%)        9.9%
Earnings Per Share..................................  $     1.77  $     3.30  $     3.04     (46.4%)        8.6%

    Net Income and Earnings Per Share for 1993 decreased $737.6 and $1.53, respectively, compared to the previous year. The decreases were due primarily to a charge of $696.6 ($1.40 per share) for restructuring of BellSouth's telephone operations (see Note K). Other charges in 1993 that contributed to the decreases were $86.6 ($.17 per share) for debt refinancings by BellSouth Telecommunications (see Note E), $67.4 ($.14 per share) for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112 (see Notes H and
N), $47 ($.09 per share) for the initial impact of a regulatory settlement in Florida, approximately $45 ($.09 per share) related to the increase in the Federal statutory income tax rate for corporations, exclusive of the tax benefit associated with the restructuring charge, and approximately $25 ($.05 per share) associated with severe weather conditions during first quarter 1993. The decreases were also attributable in part to the inclusion in 1992's results of gains of $39.5 ($.08 per share) and $32.9 ($.07 per share), respectively, from the settlement of a Federal income tax matter and the settlement of prior year regulatory issues. The 1993 decreases were partially offset by overall growth of operating revenues, driven by an improvement in key business volumes, and the inclusion in 1992 of charges for debt refinancing and Hurricane Andrew.

    Net Income and Earnings Per Share for 1992 increased $146.2 and $.26, respectively, compared to 1991. Factors contributing to these increases include the gains from the settlement of a Federal income tax matter and the settlement of prior year regulatory issues, expense reductions attributable to salary savings since implementation of an early retirement program, the inclusion in 1991 of a charge associated with the early retirement program and the inclusion in 1991 of a one-time charge for the cumulative effect of the change in accounting principle for cellular service sales commissions (see Note N). Also contributing to the increases were growth in business volumes at BellSouth Telecommunications, partially offset by rate reductions, and in the wireless businesses at BellSouth Enterprises. The 1992 increases were partially offset by charges of $40.7 ($.08 per share) associated with refinancing at lower interest rates of certain long-term debt issues at BellSouth Telecommunications (see Note
E) and approximately $28 ($.06 per share) associated with Hurricane Andrew, and costs attributable to investments in certain start-up operations.

OPERATING REVENUES

    Total Operating Revenues increased $678.7 (4.5%) during 1993, compared to an increase of $756.1 (5.2%) during 1992. Both increases resulted from growth in revenues from BellSouth's wireline telephone businesses, coupled with a significant increase in revenues from wireless communications businesses. Traditionally, BellSouth's local, access and toll services offered by BellSouth Telecommunications have primarily accounted for increases in operating revenues. BellSouth, however, continues to experience an increasing shift in the relative contributions of its revenue sources.

    See "Volumes of Business."

                                                                                                 PERCENT CHANGE
                                                                                           --------------------------
                                                                                             1993 VS.      1992 VS.
                                                          1993        1992        1991         1992          1991
                                                       ----------  ----------  ----------  ------------  ------------
Local Service........................................  $  6,577.3  $  6,236.0  $  5,846.2         5.5%          6.7%

    Local Service revenues reflect amounts billed to customers for local exchange services, which include connection to the network and secondary central office feature services, such as custom calling features and custom dialing packages. Local Service revenues for 1993 increased $341.3 (5.5%) compared to an increase of $389.8 (6.7%) in 1992. The 1993 increase was primarily attributable to an increase of 683,000 access lines since December 31, 1992 and a $42.0 increase from secondary central office services. In addition, as discussed below, the effects of a $27.9 refund in Florida during 1992 and changes in and the expansion of local area calling plans, including a plan implemented in Louisiana in 1992, contributed to the increase in 1993.

    The increase in 1992 was attributable to the addition of 614,900 access lines during the year, revenue shifts from toll to local due to expanded local area calling plans and an increase in secondary central office services of $51.4 over 1991. The increase in revenues from local area calling plans is primarily attributable to access line growth. In addition, the implementation of a new expanded local area calling plan in Louisiana, effective March 1992, positively impacted 1992 Local Service revenue (see "Toll"). The increase was also due in part to the inclusion in 1991 of a $63.9 refund in Florida which had previously been deferred in Other Services revenues. The increase in 1992 was partially offset by a related refund of $27.9 in 1992 pertaining to amounts set aside in 1991 for disposition by the Florida Public Service Commission. Since these deferred and set aside amounts were originally accrued in Other Services, there was no impact on net income.

                                                                                                 PERCENT CHANGE
                                                                                           --------------------------
                                                                                             1993 VS.      1992 VS.
                                                          1993        1992        1991         1992          1991
                                                       ----------  ----------  ----------  ------------  ------------
Interstate Access....................................  $  2,991.2  $  2,945.6  $  2,858.1         1.5%          3.1%

    Interstate Access revenues result from the provision of access services to interexchange carriers to provide telecommunications services between states. Interstate access revenues increased $45.6 (1.5%) compared to an increase of $87.5 (3.1%) in 1992.

    The increase for 1993 reflects increased rates effective July 1, 1993 in conjunction with BellSouth Telecommunications' selection of a 3.3% productivity offset factor under the Federal Communications Commission's ("FCC") price cap plan, growth in minutes of use and increases in end user charges attributable to growth in the number of access lines in service. The effect of these increases was substantially offset by decreased net settlements with the National Exchange Carriers Association and revenue deferrals under the FCC's price cap plan. Since BellSouth Telecommunications' earnings are currently in the sharing range of the FCC's price cap plan and because of other factors, significant revenue growth in this category is not likely.

    For 1992, the increase in interstate access revenues was primarily attributable to growth in minutes of use and an increase in end user charges attributable to access line growth. The effect of these increases was partially offset by rate reductions since December 31, 1991, including the implementation of lower tariff rates, effective July 1, 1992, associated with BellSouth Telecommunications' selection of a 4.3% productivity offset factor, which reduced interstate revenues under the FCC's price cap plan.

    See "Operating Environment and Trends of the Business."

                                                                                          PERCENT CHANGE
                                                                                    --------------------------
                                                                                      1993 VS.      1992 VS.
                                                   1993        1992        1991         1992          1991
                                                ----------  ----------  ----------  ------------  ------------
Intrastate Access.............................  $    881.9  $    871.8  $    866.7         1.2%          0.6%

    Intrastate Access revenues result from the provision of access services to interexchange carriers which provide telecommunications services between LATAs within a state. Revenues increased $10.1 (1.2%) in 1993 compared to an increase of $5.1 (0.6%) in 1992. Both increases, due primarily to growth in minutes of use over the respective prior year, were substantially offset by rate reductions in 1993 and 1992.

                                                                                               PERCENT CHANGE
                                                                                          ------------------------
                                                                                           1993 VS.     1992 VS.
                                                    1993          1992          1991         1992         1991
                                                ------------  ------------  ------------  -----------  -----------
Toll..........................................  $    1,219.5  $    1,248.8  $    1,373.7        (2.3%)       (9.1%)

    Toll revenues are received from the provision of long-distance services within (but not between) LATAs. These services include intraLATA service beyond the local calling area; Wide Area Telecommunications Service ("WATS" or "800" services) for customers with highly concentrated demand; and special services, such as transport of voice, data and video. Toll revenues decreased $29.3 (2.3%) in 1993 compared to a decrease of $124.9 (9.1%) in 1992.

    The decrease in 1993 reflects rate reductions since December 31, 1992 and a decline in toll message volumes largely attributable to the expansion of local area calling plans which have the effect of shifting revenues from Toll to Local Service. The decrease was partially offset by revenue increases due to optional calling plans and independent company settlements.

    The 1992 decrease resulted from rate reductions since December 31, 1991 and a decrease in toll messages due to competition and expanded local area calling plans, including a plan implemented in Louisiana in 1992.

    The overall decline in Toll revenues is expected to continue over the long term.

                                                                                          PERCENT CHANGE
                                                                                    --------------------------
                                                                                      1993 VS.      1992 VS.
                                                   1993        1992        1991         1992          1991
                                                ----------  ----------  ----------  ------------  ------------
Directory Advertising and Publishing..........  $  1,515.4  $  1,459.8  $  1,426.3         3.8%          2.3%

    Directory Advertising and Publishing revenues include revenues derived from publishing, printing and selling advertising in, and performing related services concerning, alphabetical and classified telephone directories. Directory Advertising and Publishing revenues increased $55.6 (3.8%) in 1993 compared to a $33.5 (2.3%) increase in 1992.

    The increase for 1993 was primarily attributable to increases in the prices and volume of advertising sold. For 1992, the increase was due primarily to growth in the volume of independent directory contracts.

                                                                                          PERCENT CHANGE
                                                                                    --------------------------
                                                                                      1993 VS.      1992 VS.
                                                   1993        1992        1991         1992          1991
                                                ----------  ----------  ----------  ------------  ------------
Wireless Communications.......................  $  1,553.4  $  1,195.6  $    774.5        29.9%         54.4%

    Wireless Communications revenues include the revenues from consolidated wireless communications businesses (primarily cellular and paging within BellSouth Enterprises) as well as revenues from interconnections by unaffiliated cellular carriers with BellSouth Telecommunications. (BellSouth's interests in the net income or loss of the unconsolidated wireless businesses within BellSouth Enterprises which are accounted for under the equity method of accounting are recorded in Other Income.)

    Wireless Communications revenues increased $357.8 (29.9%) in 1993, compared to an increase of $421.1 (54.4%) in 1992. For 1993, the increase resulted from continued growth of the customer base for wireless services in both domestic and international markets. The increase in 1992 resulted from growth of the customer base, acquisitions made in late 1991 and increases in roamer revenues.

                                                                                                PERCENT CHANGE
                                                                                           ------------------------
                                                                                            1993 VS.     1992 VS.
                                                          1993        1992        1991        1992         1991
                                                       ----------  ----------  ----------  -----------  -----------
Other Services.......................................  $  1,141.6  $  1,244.0  $  1,300.0       (8.2%)       (4.3%)

    Other Services revenues are principally comprised of revenues from customer premises equipment sales and maintenance services, billing and collection services and other nonregulated services (primarily inside wire services) offered by BellSouth Telecommunications. Other Services revenues decreased $102.4 (8.2%) in 1993 compared to a decrease of $56.0 (4.3%) in 1992.

    The decrease in 1993 was attributable to the effect of reclassifying in 1992 a $27.9 Florida refund to ratepayers from Other Services to Local Service, the inclusion in 1992 of $52.7 for the settlement of prior year regulatory issues and the sale of a subsidiary in late 1992. The decrease was partially offset by increased revenues from nonregulated services due in part to higher demand. In addition, billing and collection revenues increased due to the effect of nonrecurring adjustments; however, such revenues are expected to decline over the long term due to interexchange carriers' assuming more direct billing for their own services.

    The decrease in 1992 was partially attributable to a decrease of $18.6 due to the dissolution of a business in 1991 and the reclassification in 1991 of a revenue deferral of $63.9 in Florida, partially offset by certain Florida set aside amounts totaling $27.9 for prior years which were included as Local Service rate reductions in 1992; these deferral and set aside amounts were initially recorded as reductions to Other Services revenues prior to 1992 (see "Local Service"). Also contributing to the 1992 decrease was a $34.3 decrease in billing and collection revenues and decreased revenues for certain BellSouth Enterprises subsidiaries. The decrease was partially offset by the settlement of prior year regulatory issues not related to the services described above but which were required to be recorded in Other Services, resulting in a one-time increase of $52.7.

OPERATING EXPENSES

    Operating expenses increased $1,552.3 (12.9%) during 1993 compared to an increase of $405.1 (3.5%) during 1992. For 1993, the increase was primarily attributable to a pre-tax charge of $1,136.4 for restructuring of BellSouth's telephone operations. Adjusted for the effect of the restructuring charge, operating expenses increased $415.9 (3.5%) during 1993. The increase, as adjusted, was due to expenses associated with improved business volumes at BellSouth Telecommunications and in the wireless businesses at BellSouth Enterprises, higher levels of salaries and wages, a regulatory settlement in Florida, and expenses attributable to severe weather conditions in the first quarter of 1993. The increase was partially offset by decreased overtime compensation and the inclusion in 1992 of expenses related to Hurricane Andrew.

    The 1992 increase was due to expenses associated with higher business volumes, higher levels of salaries and wages, a portion of which resulted from a new three-year working agreement with the Communications Workers of America ("CWA") in 1992, Hurricane Andrew and remedial actions related to underground fuel storage tanks. The increase for 1992 was partially offset by the inclusion in 1991 of expenses associated with an early retirement program and 1992 expense reductions attributable to salary savings since implementation of that program.

                                                                                                 PERCENT CHANGE
                                                                                           --------------------------
                                                                                             1993 VS.      1992 VS.
                                                          1993        1992        1991         1992          1991
                                                       ----------  ----------  ----------  ------------  ------------
Cost of Services and Products........................  $  5,865.1  $  5,681.3  $  5,739.2         3.2%         (1.0%)

    Cost of Services and Products includes operating expenses associated with network support and maintenance of BellSouth Telecommunications' property, plant and equipment, material and supplies expense, cost of tangible goods sold and other expenses associated with the cost of providing services. Cost of Services and Products increased $183.8 (3.2%) in 1993 compared to a decrease of $57.9 (1.0%) in 1992.

    The increase in 1993 was due to increased expenses associated with volume growth in the wireline, wireless communications and directory businesses, approximately $40 of expenses related to severe weather conditions during first quarter 1993, network service improvement activities, higher levels of base salary and wage expenses resulting from annual increases for management and craft employees and an increase in employee benefits expense. The increase in employee benefits expense was driven by the higher overall cost of medical services and an increase of $38 due to the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," partially offset by a $46 decrease in pension expense. Pension expense is expected to decrease further in 1994 due primarily to the effect of modifying the benefit level under the recently adopted cash balance pension plan for management employees and reevaluating certain actuarial assumptions (see Note H). Other postretirement benefit expenses for 1994 are expected to increase due to the effect of changes in certain actuarial assumptions. The overall expense increase for 1993 was partially offset by reduced expenses for overtime compensation, rents, software license fees, the sale of a subsidiary in late 1992 and expenses related to Hurricane Andrew reflected in 1992.

    For 1992, the decrease was due to the reclassification of $224.0 of expenses of certain businesses within BellSouth Enterprises to Selling, General and Administrative. After adjusting for the effect of the reclassification, Cost of Services and Products increased $166.1 (2.9%) during 1992 compared to 1991. As adjusted, the 1992 increase was attributable to growth in volumes of business at BellSouth Telecommunications, growth in the wireless communications customer base, including the effect of the acquisition of wireless businesses in 1991, higher levels of salary and wage expenses, a portion of which resulted from a new three-year working agreement with the CWA in 1992, increased pension and benefit expenses and approximately $45 of expenses (net of insurance recovery and state regulatory deferrals) related to Hurricane Andrew. Also contributing were increased expenses for rents and contracted services. The adjusted increase was partially offset by expense reductions attributable to salary savings from implementation of an early retirement program in 1991 and the inclusion in 1991 of $20.1 in inventory write-downs.

                                                                                              PERCENT CHANGE
                                                                                         ------------------------
                                                                                          1993 VS.     1992 VS.
                                                        1993        1992        1991        1992         1991
                                                     ----------  ----------  ----------  -----------  -----------
Depreciation.......................................  $  3,103.8  $  3,032.2  $  2,965.4        2.4%         2.3%

    Depreciation expense increased $71.6 (2.4%) in 1993 compared to a $66.8 (2.3%) increase in 1992.

    In 1993, the increase was partially attributable to higher levels of property, plant and equipment since December 31, 1992 resulting from continued growth in the customer base and approximately $20 of additional depreciation expense related to extraordinary property retirements in conjunction with a regulatory settlement in Florida. Higher intrastate depreciation rates for Mississippi and higher interstate depreciation rates for Alabama, Kentucky, Louisiana, Mississippi and Tennessee, all retroactive to January 1, 1993, also contributed to the increase. The 1993 increase was partially offset by the continued expiration of inside wire and reserve deficiency amortizations and reduced depreciation expense in Florida and Alabama resulting from represcription.

    The 1992 increase was also due, in part, to higher levels of property, plant and equipment since December 31, 1991 resulting primarily from growth in the customer base. Also contributing to the increase were new interstate depreciation rates, retroactive to January 1, 1992, for Florida, Georgia, North Carolina and South Carolina, new intrastate depreciation rates in North Carolina and South Carolina, both also retroactive to January 1, 1992, and additional reserve deficiency amortization approved in North Carolina. The increase for 1992 was partially offset by the expiration of inside wire and reserve deficiency amortizations.

                                                                                                 PERCENT CHANGE
                                                                                           --------------------------
                                                                                             1993 VS.      1992 VS.
                                                          1993        1992        1991         1992          1991
                                                       ----------  ----------  ----------  ------------  ------------
Selling, General and Administrative..................  $  3,487.9  $  3,327.4  $  2,931.2         4.8%         13.5%

    Selling, General and Administrative expenses include operating expenses related to sales activities such as salaries, commissions, benefits, travel, marketing and advertising expenses. Also included are amortization of intangibles, research and development costs and provision for uncollectibles. Selling, General and Administrative increased $160.5 (4.8%) in 1993 and $396.2 (13.5%) in 1992.

    The increase in 1993 was primarily attributable to increased expenses associated with growth in the wireless communications customer base, approximately $55 for the initial impact of a regulatory settlement in Florida, higher levels of salaries, wages and taxes other than income taxes and an increase of $11 due to the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The 1993 increase was partially offset by a decrease in advertising expense at BellSouth Telecommunications.

    For 1992, the increase was due to the reclassification of $224 of expenses of certain businesses within BellSouth Enterprises from Cost of Services and Products. After adjusting for the effect of the reclassification, Selling, General and Administrative increased $172.2 (5.9%) during 1992 compared to 1991. As adjusted, the 1992 increase was attributable to growth in business volumes at BellSouth Telecommunications, growth in the wireless communications customer base, including the effect of the acquisition of wireless businesses in 1991, higher levels of salary and wage expenses, a portion of which resulted from a new three-year working agreement with the CWA in 1992, increased pension and benefit expenses and approximately $24.1 of expenses for remedial actions related to underground fuel storage tanks. The adjusted increase was partially offset by a decrease in the provision for uncollectibles, the inclusion in 1991 of $68.6 of expenses associated with an early retirement program and expense reductions in 1992 attributable to salary savings since implementation of that program.

                                                                                                 PERCENT CHANGE
                                                                                           --------------------------
                                                                                             1993 VS.      1992 VS.
                                                          1993        1992        1991         1992          1991
                                                       ----------  ----------  ----------  ------------  ------------
Restructuring Charge.................................  $  1,136.4      --          --          --            --

    During 1993, BellSouth recognized a business restructuring charge of $1,136.4. The restructuring is being undertaken to redesign and streamline the fundamental processes and work activities in BellSouth Telecommunications' telephone operations to better respond to an increasingly competitive business environment. The restructuring is expected to improve overall responsiveness to customer needs, permit more rapid introduction of new products and services and reduce costs. As a part of the restructuring, BellSouth plans to consolidate and centralize its existing operations. BellSouth plans to establish a single point of contact and accountability for the receipt, analysis and resolution of customer installation, repair activities and service activation. As a result, 288 existing operations centers will be consolidated into 80 locations. Data management centers used to support company operations will be reduced from 11 to
6. In addition, customer service processes and systems will be designed to provide one-number access, specific appointment times, on-line and real-time access to customer records and immediate service activation where facilities are already in place.

    The material components of the $1,136.4 charge relate to the downsizing of the existing workforce by 10,200 employees through 1996. These components include $368.2 for separation payments and relocations of remaining employees, $342.8 for the consolidation and elimination of certain operations facilities and $425.4 for enabling changes to information systems, primarily those used to provide services to existing customers.

    BellSouth Telecommunications reduced its overall workforce by approximately 1,300 employees in 1993 following implementation of the restructuring plan. Workforce reductions for 1994, 1995 and 1996 are expected to be approximately 3,700, 2,900 and 2,300, respectively. BellSouth expects that the restructuring will result in cost savings beginning in 1994 due to the initial workforce reductions. The specific future financial impacts on BellSouth's earnings are uncertain and will depend upon the regulatory treatment of the restructuring charge and the related cost savings. Once the restructuring is completed, annual cost savings are expected to be approximately $600 due primarily to reduced employee-related expenses.

                                                                                               PERCENT CHANGE
                                                                                          -------------------------
                                                                                           1993 VS.      1992 VS.
                                                         1993        1992        1991        1992          1991
                                                      ----------  ----------  ----------  -----------  ------------
Interest Expense....................................  $    689.0  $    746.4  $    802.1       (7.7%)        (6.9%)

    Interest Expense includes interest on debt, certain other accrued liabilities and capital leases, offset by an allowance for funds used during construction, which is capitalized as a cost of installing equipment and constructing plant. Interest expense decreased $57.4 (7.7%) in 1993 and $55.7 (6.9%) in 1992. The decreases for 1993 and 1992 were due primarily to declines in interest rates on borrowings, both short and long term, including the impact of refinancings of long-term debt at lower interest rates. Both decreases were partially offset by higher average levels of short-term borrowings. (See Notes E and L.)

                                                                                              PERCENT CHANGE
                                                                                         ------------------------
                                                                                          1993 VS.     1992 VS.
                                                        1993        1992        1991        1992         1991
                                                     ----------  ----------  ----------  -----------  -----------
Other Income, net..................................  $      7.6  $    177.6  $    252.7      (95.7%)      (29.7%)

    Other Income includes interest income, dividend income and earnings and losses from unconsolidated subsidiaries, business ventures and partnerships, minority interests and gains and losses from the sale of miscellaneous ventures.

    Other Income decreased $170.0 (95.7%) during 1993 and $75.1 (29.7%) during 1992. The 1993 decrease resulted in part from a decline of $80.8 in interest and dividend income due to the inclusion in 1992 of $56.6 attributable to a tax settlement with the Internal Revenue Service and lower interest rates. Minority interests contributed $11.6 to the decrease and overall earnings from unconsolidated affiliates also decreased by $65.7 due primarily to costs and expenses associated with investments in certain new operations, including a cellular venture in Germany, a business venture with RAM Broadcasting Corporation, and Optus Communications Pty. Ltd. For the year 1993, earnings per share were reduced by approximately $.27 per share as a result of these and other business ventures.

    The decrease in 1992 was attributable to a $55.6 decrease in earnings from unconsolidated affiliates due in part to investments in several start-up operations, a $33.8 increase related to minority interests and the inclusion in 1991 of $40.0 in gains from certain directory and wireless operations sold. The decrease was partially offset by a $46.2 increase in interest and dividend income which reflects the settlement of an Internal Revenue Service summary tax assessment that resulted in $56.6 of interest income and lower interest rates.

                                                                                              PERCENT CHANGE
                                                                                         ------------------------
                                                                                          1993 VS.     1992 VS.
                                                        1993        1992        1991        1992         1991
                                                     ----------  ----------  ----------  -----------  -----------
Provision for Income Taxes.........................  $    571.6  $    933.5  $    753.4      (38.8%)       23.9%

    Income tax expense decreased $361.9 (38.8%) in 1993 compared to an increase of $180.1 (23.9%) in 1992. The decrease in 1993 was due to the impact of the restructuring charge, which reduced tax expense by $439.8. The decrease was partially offset by the impact of the Omnibus Budget Reconciliation Act of 1993, including the increase in the Federal statutory income tax rate for corporations, which, exclusive of the tax benefit associated with the restructuring charge, increased tax expense by approximately $45.

    BellSouth's effective tax rates were 35.6%, 36.0% and 33.3% in 1993, 1992 and 1991, respectively. A reconciliation of the Federal statutory income tax rates to these effective tax rates is provided in Note M. A discussion of the adoption of SFAS No. 109, "Accounting for Income Taxes," also is included therein.

    The increase in 1992 was attributable to an increase in income before income taxes and higher effective tax rates resulting from decreasing investment tax credit amortization.

FINANCIAL CONDITION

    BellSouth used the net cash generated from its operations and short-term financing to fund capital expenditures, to pay dividends and to invest in and operate new business ventures. BellSouth believes that funds provided from operations, in addition to its readily available sources of external financing, will be sufficient to meet the needs of its business for the foreseeable future.

    Although 1993 net income decreased by 45.6% due primarily to the restructuring charge, BellSouth's cash flow from operations decreased by only 3.2% in 1993 to $4,786.2 from $4,946.8 in 1992. For 1993, the impact of restructuring on cash flow from operations was minimal. However, substantially all of the restructuring charge is expected to require cash payments in future periods. Exclusive of capital requirements, cash payments related to restructuring for 1994, 1995 and 1996 are expected to be approximately $500, $350 and $220, respectively. In addition, future capital expenditures associated with the overall restructuring are estimated to be approximately $650. The cash requirements associated with the restructuring activities, including related capital expenditures, will be provided primarily from BellSouth's operations and, if necessary, from external sources. BellSouth's primary use of capital funds continues to be for capital expenditures to support network development activities. Capital expenditures for all BellSouth companies increased 9.3% to $3,485.9 from $3,189.3 in 1992. Substantially all funds supporting construction activity were provided internally and this trend is expected to continue through 1994. Expenditures are projected to be approximately $3,500 in 1994.

    Cash used for investments in and advances to unconsolidated affiliates in 1993 decreased to $319.5 from $562.5 in 1992. Approximately 70% of such cash was invested in ventures with RAM Broadcasting Corporation and Optus Communications Pty. Ltd.

    BellSouth plans to aggressively pursue a corporate strategy of expanding its offerings beyond traditional businesses. Such new offerings may include information services, interactive communications and cable television and other entertainment services. Significant capital would be required in order to execute this strategy. BellSouth believes that financing for such future investing activities can be provided from funds generated through internal operations and from BellSouth's access to external sources.

    In an effort to pursue opportunities in interactive programming, television shopping and other advanced services, BellSouth had agreed to invest approximately $2,000 in QVC Network, Inc. ("QVC"), contingent on QVC successfully completing its acquisition of Paramount Communications, Inc. ("Paramount"), and had also received an option to acquire approximately $500 of QVC stock at a purchase price of $60 per share in the event QVC was unsuccessful in its proposed acquisition of Paramount. QVC's bid for Paramount was terminated on February 14, 1994, and BellSouth has six months thereafter to determine whether to exercise the option.

    Cash dividends paid to BellSouth's common shareholders totaled $1,307.4 in 1993 compared to $1,082.5 in 1992. The increase was due to the fact that during 1993, the common shares issued in lieu of cash dividends under the Shareholder Dividend Reinvestment and Stock Purchase Plan ("DRSPP") were increasingly purchased on the open market rather than from new issuances by BellSouth. For 1993, new common shares issued in lieu of cash dividends under DRSPP were $66.4 compared to $268.9 for 1992.

    During 1993, BellSouth Telecommunications refinanced $2,760 of long-term debt at more favorable interest rates. As such, BellSouth expects that the refinancings will have a positive impact on future cash flows. BellSouth's debt to total capitalization ratio increased to 40.2% at December 31, 1993 compared to 39.0% at December 31, 1992. The increase was due to higher levels of debt, primarily short term, and a decrease in Shareholders' Equity.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

    REGULATORY ENVIRONMENT. In providing telecommunications services, BellSouth Telecommunications is subject to regulation by both state and federal regulators with respect to rates, services and other issues. While the states in BellSouth Telecommunications' service area currently provide for some form of regulation of earnings, as discussed below, BellSouth believes that the existing regulatory framework is not appropriate for the increasingly competitive telecommunications environment. Accordingly, BellSouth's primary regulatory focus continues to be directed toward modifying the regulatory process to one that is more closely aligned with changing market conditions and overall public policy objectives. As an alternative to the current regulatory process, BellSouth believes that price regulation, whereby prices of basic local exchange service are directly regulated and prices for other products and services are based on market factors, is a logical progression in regulatory flexibility and is fair to consumers. As such,
BellSouth Telecommunications intends to pursue implementation of price regulation plans through filings with state regulatory commissions or through legislative initiatives.

    STATE REGULATION

    Seven of the nine states in which BellSouth Telecommunications operates are now under some alternative form of regulation other than traditional rate of return regulation. The seven states are Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi and Tennessee. These state plans are designed to provide BellSouth Telecommunications with economic incentives to improve cost controls and general efficiency in the form of shared earnings over benchmark rates of return. The plans in Georgia and Kentucky are scheduled to expire in 1994. BellSouth Telecommunications attained the earnings sharing range in Alabama, Kentucky, Louisiana and Mississippi at certain times during 1993.

    For a part of 1993, South Carolina also operated under a form of alternative regulation. However, in August 1993, the South Carolina Supreme Court ruled that the South Carolina Public Service Commission (the "SCPSC") lacked the statutory authority to approve incentive regulation plans of the type under which BellSouth Telecommunications had been operating since 1992. Legislation has been proposed in South Carolina which would permit the SCPSC to adopt alternative forms of regulation including price regulation. In the interim, traditional rate of return regulation is in effect in South Carolina.

    In January 1994, the Florida Public Service Commission approved a settlement reached by BellSouth Telecommunications and Florida's Office of Public Counsel related to pending rate proceedings initially filed by BellSouth Telecommunications in July 1992 and other consolidated matters. This settlement ended outstanding rate case and consolidated issues in Florida and extended the incentive regulation plan through at least 1996. Under the terms of the settlement, BellSouth Telecommunications was required to recognize in 1993 business all remaining deferred expenses related to Hurricane Andrew and to record expenses associated with extraordinary asset retirements, also related to Hurricane Andrew. The aggregate impact of these items was approximately $75, which reduced BellSouth's net income for 1993 by approximately $47 ($.09 per share). The terms of the settlement also required BellSouth Telecommunications to reduce rates by $55 in February 1994 and will require reductions of an additional $60 in July 1994, $80 in October 1995 and $84 in October 1996. The settlement provides for other changes in service offerings and tariffs including approximately $21 in revenue reductions or increased expenses. Certain other service rates have been capped at their current levels through 1997, and BellSouth Telecommunications has agreed not to propose any local measured service on a statewide basis through the same time period.

    FEDERAL REGULATION

    At the national level, BellSouth Telecommunications has been operating under price cap regulation since January 1, 1991. In contrast to regulation which limits the rate of return that can be achieved, price cap regulation limits the prices telephone companies can charge for use of their services. The current FCC plan allows for the sharing of earnings over a benchmark range of earnings. This benchmark is dependent upon the productivity offset factor chosen annually by the carrier. During the price cap plan's annual election period in 1993, BellSouth Telecommunications selected a productivity offset factor of 3.3% which increased access rates more than they would otherwise have been had the 4.3% factor been selected; however, selection of this lower productivity factor provides for a lower allowed return before sharing is required. As of December 31, 1993, BellSouth's recorded liability for estimated sharing was $45.6.

    In February 1994, the FCC initiated its review of the current price cap plan. Under a notice of proposed rulemaking, the FCC identified for examination three broad sets of issues including those related to the basic goals of price cap regulation, the operation of price caps, and the transition of local exchange services to a fully competitive market. BellSouth believes and will advocate that a revised price cap plan should be structured to provide increased pricing flexibility for services as competition evolves in the telecommunications markets. Any changes to the current plan are expected to be effective January 1, 1995 or soon thereafter.

    ECONOMY. The nine-state region served by BellSouth Telecommunications' wireline telephone business, as a whole, posted solid economic gains in 1993, while continuing economic slumps on the West Coast and in the Northeast kept the national economy sluggish for much of the year. Employment growth averaged 2.1% in the region in 1993, slower than the 4% annual rate experienced in the 1980's, but still above the national average of 1.6%. Manufacturing employment in the region grew slightly during 1993 while the nation lost approximately 180,000 manufacturing jobs. Services employment increased about 4% to lead the region's growth. Employment growth is expected to improve further in 1994. Residential construction growth moved back above pre-recession levels with housing starts in the region up 12% over the year. Housing demand is expected to remain strong in 1994. The region's relatively strong economy along with its attractive climate have kept net in-migration near 400,000 per year, boosting the demand for telecommunications services. However, increasing competition being faced by BellSouth Telecommunications and the growing percentage of revenues from BellSouth Enterprises makes BellSouth's financial performance more susceptible to changes in the economy than previously, as its operations reflect the more competitive environment and greater elasticity in demands for its products and services.

    VOLUMES OF BUSINESS.

    Network Access Lines in Service at December 31 (Thousands):

                                                                                                 PERCENT CHANGE
                                                                                           --------------------------
                                                                                             1993 VS.      1992 VS.
                                                          1993        1992        1991         1992          1991
                                                       ----------  ----------  ----------  ------------  ------------
Residence............................................    13,691.4    13,298.3    12,914.9         3.0%          3.0%
Business.............................................     5,388.3     5,088.1     4,840.3         5.9%          5.1%
Other................................................       252.9       263.2       279.5        (3.9%)        (5.8%)
                                                       ----------  ----------  ----------
      Total..........................................    19,332.6    18,649.6    18,034.7         3.7%          3.4%
                                                       ----------  ----------  ----------
                                                       ----------  ----------  ----------

    The total number of access lines in service increased by 683,000 over 1992, representing a 3.7% increase, an improvement over the 3.4% rate of increase for 1992 over 1991. The overall increase, led by growth in Florida, Georgia, North Carolina and Tennessee, was primarily attributable to continued economic improvement, including expanding employment in BellSouth Telecommunications' nine-state region and an increase in the number of second lines in residences. While the overall growth rate for residence lines remained constant, the growth rate for business lines continued to increase, reaching 5.9% in 1993, compared to 5.1% in 1992.

    Access Minutes of Use (Millions):

                                                                                                 PERCENT CHANGE
                                                                                           --------------------------
                                                                                             1993 VS.      1992 VS.
                                                          1993        1992        1991         1992          1991
                                                       ----------  ----------  ----------  ------------  ------------
Interstate...........................................    53,345.0    50,546.4    47,255.3         5.5%          7.0%
Intrastate...........................................    15,260.9    13,994.2    13,237.7         9.1%          5.7%
                                                       ----------  ----------  ----------
      Total..........................................    68,605.9    64,540.6    60,493.0         6.3%          6.7%
                                                       ----------  ----------  ----------
                                                       ----------  ----------  ----------

    Access  minutes  of  use  represent   the  volume  of  traffic  carried   by
interexchange carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 4,065.3 million (6.3%) in 1993 compared to a 6.7% increase in 1992. The 1993 increase in access minutes of use was partially attributable to access line growth and also to intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities. The growth rate in total minutes of use continues to be negatively impacted by the effects of bypass and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services, which causes a decrease in minutes of use.

                                                                                                PERCENT CHANGE
                                                                                           ------------------------
                                                                                            1993 VS.     1992 VS.
                                                          1993        1992        1991        1992         1991
                                                       ----------  ----------  ----------  -----------  -----------
Toll Messages (Millions).............................     1,251.0     1,280.3     1,387.1       (2.3%)       (7.7%)

    Toll messages, comprised of Message Telecommunications Service and Wide Area Telecommunications Service, decreased 29.3 million (2.3%) compared to a 7.7% decrease in 1992. The lower rate of decrease for 1993 was attributable to the inclusion of the impact of the Louisiana area calling plan in both 1992

(beginning in March) and 1993. Competition in the intraLATA toll market and the effects of expanded local area calling plans continue to have an adverse impact on toll message volumes. These plans and the effects of competition have the effect of shifting calls from toll to local service and access, respectively, but the corresponding revenues are not generally shifted at commensurate rates. The decline in toll message volumes is expected to continue for the foreseeable future.

    Wireless Customers (Equity Basis):

                                                                                            PERCENT CHANGE
                                                                                       ------------------------
                                                                                        1993 VS.     1992 VS.
                                                     1993         1992        1991        1992         1991
                                                  -----------  -----------  ---------  -----------  -----------
Domestic Cellular Customers.....................    1,559,100    1,118,100    774,200       39.4%        44.4%
International Cellular Customers................      192,200       77,600     26,000      147.7%       198.5%
Domestic Paging Customers.......................    1,232,200      977,200    920,300       26.1%         6.2%

    BellSouth's wireless communications businesses continue to be a significant contributor to the company's operations, primarily due to the continued expansion of the customer base for mobile communications services. Domestic cellular customers increased by 441,000 (39.4%) to 1,559,100 since December 31, 1992. While the rate of increase has declined since 1992, the overall penetration rate (number of customers as a percentage of the total population in the service territory) increased from 2.98% at December 31, 1992 to 4.01% at December 31, 1993. Total minutes of use have also continued to increase, although average minutes of use per cellular customer have declined since 1992 due to the trend of increased penetration into lower-user market segments. Also, domestic paging customers increased 255,000 (26.1%) to 1,232,200 since December 31, 1992 due to a successful retail distribution program and aggressive pricing strategies in the reseller market.

    The number of international cellular customers grew to 192,200, an increase of 114,600 (147.7%) since December 31, 1992. Growth in minutes of use for international cellular properties remained strong due in part to demand stimulated by competitive programs, enhanced services and underdeveloped land-line service.

    COMPETITION. Recent developments in the telecommunications marketplace indicate that a technological convergence is occurring in the telephone, cable and broadcast television, computer, entertainment and information services industries. The technologies utilized and being developed in these industries will enable multiple communications offerings. Several large companies have recently announced proposed acquisitions or business alliances that, if consummated, could intensify and expand competition for local communications and other services currently provided over BellSouth's networks. Other competitors have announced plans to build local phone connections that would permit business and residential customers to bypass the facilities of local telephone companies, including those of BellSouth Telecommunications in certain cities in its service territory. In addition, legislative activities in Congress could affect BellSouth's businesses and competitive position. BellSouth has undertaken a plan to streamline its telephone operations and to improve its overall cost structure as a part of its competitive strategy (see "Results of Operations").

    Notwithstanding the risks associated with increased competition, BellSouth will have the opportunity to benefit from entry into new business markets. BellSouth believes that in order to remain competitive in the future, it must aggressively pursue a corporate strategy of expanding its offerings beyond its traditional businesses which may include information services, interactive communications and cable television and other entertainment services. BellSouth plans to enter such businesses through acquisitions, investments and strategic alliances with established companies in such industries and through the development of such capabilities internally. Such transactions, if accomplished, could initially reduce earnings and require substantial capital. Financing for such business opportunities will be provided from funds generated through internal operations and from external sources.

    ACCOUNTING UNDER SFAS NO. 71. BellSouth's regulated enterprise, BellSouth Telecommunications, continues to account for the economic effects of regulation under SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." BellSouth, for strategic and business planning purposes, continuously monitors and evaluates the impacts of both existing and potential competitive factors. If, in BellSouth's judgment, changes in the competitive structure of the telecommunications industry dictate that it could not charge prices to customers which provide for the recovery of costs, SFAS No. 71 would no longer apply. BellSouth currently believes that the existing and anticipated levels of competition still permit prices based on costs to be charged to and collected from customers. However, the rapid pace of change in the industry is making it increasingly likely that BellSouth will be required to discontinue its accounting under SFAS No. 71 in the future.

    BellSouth believes that the existing regulatory framework is not appropriate for the increasingly competitive telecommunications environment. Accordingly, BellSouth intends to pursue implementation of price regulation plans in all of its jurisdictions through filings with state regulatory commissions or through legislative initiatives. Since price regulation plans do not provide for the recovery of specific costs, SFAS No. 71 would no longer apply. If BellSouth is successful in altering the existing regulatory framework and achieving price regulation, BellSouth would be required to discontinue its accounting under SFAS No. 71.

    If BellSouth were to discontinue its accounting under SFAS No. 71 due to the overall level of competition or to changes in regulatory frameworks, the effect on BellSouth's financial condition and results of operations would be material. Specific financial impacts would depend on the timing and magnitude of changes, both in the marketplace and in the overall regulatory framework.

OTHER MATTERS

    ACCOUNTING PRONOUNCEMENTS. Effective January 1, 1993, BellSouth adopted three new accounting standards issued by the Financial Accounting Standards Board. SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires employers to accrue the cost of providing postretirement benefits other than pensions during the period employees are expected to earn the benefit. BellSouth is recognizing the related transition benefit obligation over 15 years. As a result of the adoption of SFAS No. 106, operating expenses in 1993 were $38 higher than they would have been using the former accounting method. Accordingly, net income was reduced by approximately $23 ($.05 per share) (see Note H).

    SFAS No. 109, "Accounting for Income Taxes," requires companies to compute deferred income taxes using a liability approach rather than the deferred method previously required under Accounting Principles Board Opinion No. 11. The adoption of SFAS No. 109 did not materially affect tax expense or net income for 1993 (see Note M).

    SFAS No. 112, "Employers' Accounting for Postemployment Benefits," requires employers to accrue the cost of postemployment benefits provided to former or inactive employees after employment but before retirement. A one-time charge of $67.4 ($.14 per share), net of a deferred tax benefit of $42.5, related to the adoption of SFAS No. 112 was recognized as an accounting change (see Note H).

    Other pronouncements have been issued by authoritative accounting bodies but not yet adopted by BellSouth. The adoption of such standards in future periods, where required, is not expected to have a material impact on BellSouth's operating results and financial condition.

    ENVIRONMENTAL ISSUES. BellSouth is subject to a number of environmental matters as a result of the operations of its subsidiaries and shared liability provisions in the Plan of Reorganization, related to the Modification of Final Judgment. As a result, BellSouth expects that it will be required to expend funds to remedy certain facilities, including those Superfund sites for which BellSouth has been named as a potentially responsible party and also for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance. At December 31, 1993, BellSouth's recorded liability related primarily to remediation of these sites was $35.5.

    BellSouth continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. BellSouth's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. BellSouth continues to believe that expenditures in connection with additional remedial actions under the current environmental protection laws or related matters will not have a material impact on BellSouth's operating results or financial condition.

    SUBSEQUENT EVENTS. During the first quarter of 1994, BellSouth sold its 36% interest in the cellular telephone business in Guadalajara, Mexico. As a result, a gain of $67.5 ($.14 per share) was recognized. In the same period, BellSouth Communication Systems, Inc., a wholly-owned subsidiary, also entered into an agreement to sell its customer premise equipment sales and service operations outside the nine-state region served by BellSouth Telecommunications. The transaction is expected to close by the end of April 1994.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              REPORT OF MANAGEMENT

To the Shareholders of BellSouth Corporation:

    These financial statements have been prepared in conformity with generally accepted accounting principles and have been audited by Coopers & Lybrand, independent accountants, whose report is contained herein.

    The integrity and objectivity of the data in the financial statements including estimates and judgments relating to matters not concluded by the end of the year, are the responsibility of the management of BellSouth. Management has also prepared all other information included therein unless indicated otherwise.

    Management maintains a system of internal accounting controls which is continuously reviewed and evaluated. However, there are inherent limitations that should be recognized in considering the assurances provided by any system of internal accounting controls. The concept of reasonable assurance recognizes that the cost of a system of internal accounting controls should not exceed, in management's judgment, the benefits to be derived. Management believes that BellSouth's system does provide reasonable assurance that the transactions are executed in accordance with management's general or specific authorizations and are recorded properly to maintain accountability for assets and to permit the preparation of financial statements in conformity with generally accepted accounting principles. Management also believes that this system provides reasonable assurance that access to assets is permitted only in accordance with management's authorizations, that the recorded accountability for assets is compared with the existing assets at reasonable intervals and that appropriate action is taken with respect to any differences. Management also seeks to assure the objectivity and integrity of its financial data by the careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communications programs aimed at assuring that its policies, standards and managerial authorities are understood throughout the organization. Management is also aware that changes in operating strategy and organizational structure can give rise to disruptions in internal controls. Special attention is given to controls while the changes are being implemented.

    Management maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. In addition, as part of its audit of these financial statements, Coopers & Lybrand completed a review of the accounting controls to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied. Management has considered the internal auditor's and Coopers & Lybrand's recommendations concerning the system of internal controls and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that as of December 31, 1993, the system of internal controls was adequate to accomplish the objectives discussed herein.

    Management also recognizes its responsibility for fostering a strong ethical climate so that BellSouth's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is communicated to all employees through policies and guidelines addressing such issues as conflict of interest, safeguarding of BellSouth's real and intellectual properties, providing equal employment opportunities and ethical relations with customers, suppliers and governmental representatives. BellSouth maintains a program to assess compliance with these policies and has designated an officer as Vice President-Corporate Responsibility and Compliance, reporting directly to the Chairman of the Board.

John L. Clendenin                            Ronald M. Dykes
CHAIRMAN OF THE BOARD                        VICE PRESIDENT AND COMPTROLLER
AND CHIEF EXECUTIVE OFFICER

February 3, 1994

                       AUDIT COMMITTEE CHAIRMAN'S LETTER

    Through January 31, 1994, the Audit Committee of the Board of Directors consisted of four Directors who are neither officers nor employees of BellSouth Corporation (for a discussion of the reorganization of the committees of the Board effective February 1, 1994, including the Audit Committee, see BellSouth's 1994 Proxy Statement). Information as to these persons, as well as the scope of duties of the Audit Committee, is provided in the Proxy Statement. The Audit Committee met five times during 1993 and reviewed with the Chief Corporate Auditor, Coopers & Lybrand and management the various audit activities and plans, together with the results of selected internal audits. The Audit Committee also reviewed the financial reporting process and the adequacy of internal controls. The Audit Committee recommends, subject to shareholder ratification, the appointment of the independent public accountants and considers factors relating to their independence. The Chief Corporate Auditor and Coopers & Lybrand met privately with the Audit Committee on occasion to encourage confidential discussions as to any auditing matters.

                                          Thomas R. Williams
                                          CHAIRMAN, AUDIT COMMITTEE
January 31, 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders
BellSouth Corporation
Atlanta, Georgia

    We have audited the accompanying consolidated balance sheets of BellSouth Corporation as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of BellSouth's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BellSouth Corporation as of December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

    As discussed in Notes H and M to the consolidated financial statements, BellSouth changed its method of accounting for postretirement benefits other than pensions, postemployment benefits, and income taxes in 1993.

                                          Coopers & Lybrand
Atlanta, Georgia
February 3, 1994

                             BELLSOUTH CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------
                                                                              1993         1992         1991
                                                                            ---------    ---------    ---------
Operating Revenues:
  Network and Related Services
    Local service.......................................................    $ 6,577.3    $ 6,236.0    $ 5,846.2
    Interstate access...................................................      2,991.2      2,945.6      2,858.1
    Intrastate access...................................................        881.9        871.8        866.7
    Toll................................................................      1,219.5      1,248.8      1,373.7
  Directory advertising and publishing..................................      1,515.4      1,459.8      1,426.3
  Wireless communications...............................................      1,553.4      1,195.6        774.5
  Other services........................................................      1,141.6      1,244.0      1,300.0
                                                                            ---------    ---------    ---------
      Total Operating Revenues..........................................     15,880.3     15,201.6     14,445.5
                                                                            ---------    ---------    ---------
Operating Expenses:
  Cost of services and products.........................................      5,865.1      5,681.3      5,739.2
  Depreciation..........................................................      3,103.8      3,032.2      2,965.4
  Selling, general and administrative...................................      3,487.9      3,327.4      2,931.2
  Restructuring charge (Note K).........................................      1,136.4       --           --
                                                                            ---------    ---------    ---------
      Total Operating Expenses..........................................     13,593.2     12,040.9     11,635.8
                                                                            ---------    ---------    ---------
Operating Income........................................................      2,287.1      3,160.7      2,809.7
Interest Expense (Note L)...............................................        689.0        746.4        802.1
Other Income, net (Note L)..............................................          7.6        177.6        252.7
                                                                            ---------    ---------    ---------
Income Before Income Taxes, Extraordinary Loss and Cumulative Effect of
 Change in Accounting Principle.........................................      1,605.7      2,591.9      2,260.3
Provision for Income Taxes (Note M).....................................        571.6        933.5        753.4
                                                                            ---------    ---------    ---------
Income Before Extraordinary Loss and Cumulative Effect of Change in
 Accounting Principle...................................................      1,034.1      1,658.4      1,506.9
Extraordinary Loss on Early Extinguishment of Debt,
 net of tax (Note E)....................................................        (86.6)       (40.7)      --
Cumulative Effect of Change in Accounting Principle, net of tax (Note
 N).....................................................................        (67.4)      --            (35.4)
                                                                            ---------    ---------    ---------
      Net Income........................................................    $   880.1    $ 1,617.7    $ 1,471.5
                                                                            ---------    ---------    ---------
                                                                            ---------    ---------    ---------
Weighted Average Common Shares Outstanding..............................        496.1        490.8        484.3
Dividends Declared Per Common Share.....................................    $    2.76    $    2.76    $    2.76
Earnings Per Share:
  Income Before Extraordinary Loss and Cumulative Effect of Change in
   Accounting Principle.................................................    $    2.08    $    3.38    $    3.11
  Extraordinary Loss on Early Extinguishment of Debt,
   net of tax...........................................................         (.17)        (.08)      --
  Cumulative Effect of Change in Accounting Principle, net of tax.......         (.14)      --             (.07)
                                                                            ---------    ---------    ---------
      Net Income........................................................    $    1.77    $    3.30    $    3.04
                                                                            ---------    ---------    ---------
                                                                            ---------    ---------    ---------

   The accompanying notes are an integral part of these financial statements.

                             BELLSOUTH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                                                     DECEMBER 31,
                                                                                                  1993         1992
                                                                                               -----------  -----------
ASSETS
Current Assets:
  Cash and cash equivalents..................................................................  $     501.5  $     265.5
  Temporary cash investments.................................................................         49.0         80.6
  Accounts receivable, net of allowance for uncollectibles of $149.6 and
   $123.0....................................................................................      2,985.2      2,692.5
  Material and supplies......................................................................        418.7        430.6
  Other current assets.......................................................................        364.6        201.8
                                                                                               -----------  -----------
                                                                                                   4,319.0      3,671.0
                                                                                               -----------  -----------
Investments and Advances (Note B)............................................................      2,039.4      1,087.1
                                                                                               -----------  -----------
Property, Plant and Equipment, net (Note C)..................................................     24,667.8     24,272.6
                                                                                               -----------  -----------
Deferred Charges and Other Assets............................................................        512.2        630.2
                                                                                               -----------  -----------
Intangible Assets, net.......................................................................      1,334.9      1,801.8
                                                                                               -----------  -----------
    Total Assets.............................................................................  $  32,873.3  $  31,462.7
                                                                                               -----------  -----------
                                                                                               -----------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Debt maturing within one year (Note E).....................................................  $   1,838.6  $   1,634.6
  Accounts payable...........................................................................        979.0      1,077.2
  Other current liabilities (Note D).........................................................      2,943.8      2,310.4
                                                                                               -----------  -----------
                                                                                                   5,761.4      5,022.2
                                                                                               -----------  -----------
Long-Term Debt (Note E)......................................................................      7,380.7      7,359.7
                                                                                               -----------  -----------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes..........................................................      3,465.3      3,715.8
  Unamortized investment tax credits.........................................................        515.9        604.3
  Other liabilities and deferred credits (Note F)............................................      2,255.8        962.1
                                                                                               -----------  -----------
                                                                                                   6,237.0      5,282.2
                                                                                               -----------  -----------
Shareholders' Equity:
  Common stock, $1 par value (1,100,000,000 shares authorized; 496,086,984 and 493,793,166
   shares outstanding at December 31, 1993 and 1992, respectively) (Note G)..................        501.6        493.8
  Paid-in capital............................................................................      8,009.4      7,609.6
  Retained earnings..........................................................................      5,919.3      6,395.4
  Shares held in trust (Note G)..............................................................       (292.6)     --
  Guarantee of ESOP debt (Notes G and H).....................................................       (643.5)      (700.2)
                                                                                               -----------  -----------
                                                                                                  13,494.2     13,798.6
                                                                                               -----------  -----------
    Total Liabilities and Shareholders' Equity...............................................  $  32,873.3  $  31,462.7
                                                                                               -----------  -----------
                                                                                               -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                             BELLSOUTH CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                                AMOUNT
                                        NUMBER OF      ---------------------------------------------------------
                                         SHARES                                               SHARES
                                     ---------------                                           HELD     GUARANTEE
                                     COMMON  TREASURY   PAR    PAID-IN   RETAINED   TREASURY    IN      OF ESOP
                                     STOCK    STOCK    VALUE   CAPITAL   EARNINGS    STOCK     TRUST      DEBT
                                     ------  -------   ------  --------  --------   -------   -------   --------
Balance at December 31, 1990.......   481.9      4.7   $486.6  $7,222.8  $5,959.8   $(191.7)  $ --      $  (811.1)
Net income.........................                                       1,471.5
Dividends declared.................                                      (1,336.9)
Shares issued under Shareholder
 Dividend Reinvestment and Stock
 Purchase Plan.....................     4.5     (3.0)     1.5      96.9               124.5
Shares issued and activity
 associated with various employee
 benefit plans.....................      .3      (.1)      .2       6.3       3.6       2.1
Reduction of ESOP debt and other
 related activities................                                          14.8                           54.0
                                     ------  -------   ------  --------  --------   -------   -------   --------
Balance at December 31, 1991.......   486.7      1.6    488.3   7,326.0   6,112.8     (65.1)    --        (757.1)
Net income.........................                                       1,617.7
Dividends declared.................                                      (1,356.3)
Shares issued under Shareholder
 Dividend Reinvestment and Stock
 Purchase Plan.....................     6.3     (1.2)     5.1     262.3                50.2
Shares issued and activity
 associated with various employee
 benefit plans and other
 activities........................      .8      (.4)      .4      21.3       6.4      14.9
Reduction of ESOP debt and other
 related activities................                                          14.8                           56.9
                                     ------  -------   ------  --------  --------   -------   -------   --------
Balance at December 31, 1992.......   493.8    --       493.8   7,609.6   6,395.4     --        --        (700.2)
Net income.........................                                         880.1
Dividends declared.................                                      (1,368.8)
Shares issued under Shareholder
 Dividend Reinvestment and Stock
 Purchase Plan.....................     1.6               1.6      81.0
Shares issued and activity
 associated with various employee
 benefit plans and other
 activities........................      .7                .7      31.7
Shares issued to grantor trusts....     5.5               5.5     287.1                        (292.6)
Reduction of ESOP debt and other
 related activities................                                          12.6                           56.7
                                     ------  -------   ------  --------  --------   -------   -------   --------
Balance at December 31, 1993.......   501.6    --      $501.6  $8,009.4  $5,919.3    $  --    $(292.6)  $ (643.5)
                                     ------  -------   ------  --------  --------   -------   -------   --------
                                     ------  -------   ------  --------  --------   -------   -------   --------

   The accompanying notes are an integral part of these financial statements.

                             BELLSOUTH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                      1993          1992          1991
                                                                   -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................................  $     880.1   $   1,617.7   $   1,471.5
Adjustments to net income:
  Depreciation...................................................      3,103.8       3,032.2       2,965.4
  Amortization of intangibles....................................         58.4          67.8          50.9
  Restructuring Charge...........................................      1,136.4       --            --
  Provision for losses on bad debts..............................        197.8         195.5         197.1
  Deferred income taxes and unamortized investment tax credits...       (633.2)       (138.7)       (422.6)
  Pension expense in excess of funding...........................        120.7         165.7         143.6
  Summary tax assessment settlement..............................      --               90.9       --
  Noncash compensation expense related to ESOP benefits..........         23.2          27.1          28.5
  Undistributed earnings of unconsolidated affiliates............        (11.0)        (76.7)       (132.3)
  Dividends received from unconsolidated affiliates..............        199.9         124.6          94.9
  Extraordinary loss on early extinguishment of debt.............        145.4          70.7       --
  Change in accounting principle, net of tax.....................         67.4       --               35.4
  Gain on sale of operations.....................................         (6.5)      --              (14.0)
  Allowance for funds used during construction...................        (23.7)        (15.3)        (18.1)
  Net change in accounts receivable..............................       (501.7)       (302.4)       (288.0)
  Net change in material and supplies............................        (98.0)       (156.1)        (64.5)
  Net change in accounts payable and other current liabilities...        (13.6)        148.7          31.2
  Net change in deferred charges and other assets................        101.5         139.3         122.6
  Net change in other liabilities and deferred credits...........         46.3          29.5         131.2
  Other reconciling items, net...................................         (7.0)        (73.7)         57.1
                                                                   -----------   -----------   -----------
    Net cash provided by operating activities....................      4,786.2       4,946.8       4,389.9
                                                                   -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.............................................     (3,485.9)     (3,189.3)     (3,102.4)
Proceeds from disposals of property, plant and equipment.........        156.0         139.5         112.7
Proceeds from disposition of short-term investments..............        147.9         188.5         363.0
Purchase of short-term investments...............................       (116.3)       (167.5)       (286.0)
Investment acquisitions..........................................      --              (53.8)       (702.2)
Investment dispositions..........................................        105.2       --            --
Investments in/advances to unconsolidated affiliates.............       (319.5)       (562.5)       (126.0)
Proceeds from repayment of loans and advances....................         77.2         178.5            .7
Other investing activities, net..................................           .5        (125.2)        (36.2)
                                                                   -----------   -----------   -----------
    Net cash used for investing activities.......................     (3,434.9)     (3,591.8)     (3,776.4)
                                                                   -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings..............................     16,289.9      13,541.0      15,285.5
Repayments of short-term borrowings..............................    (15,856.4)    (13,770.3)    (14,774.3)
Proceeds of long-term debt.......................................      2,963.3         675.0         193.3
Repayment of long-term debt......................................     (3,131.3)       (801.3)       (169.3)
Payment of call premium..........................................        (99.7)        (33.4)      --
Payment of capital lease obligations.............................        (12.2)        (15.5)        (20.9)
Proceeds from issuing common and treasury shares.................         38.5          70.2          33.6
Dividends paid...................................................     (1,307.4)     (1,082.5)     (1,124.7)
                                                                   -----------   -----------   -----------
    Net cash used for financing activities.......................     (1,115.3)     (1,416.8)       (576.8)
                                                                   -----------   -----------   -----------
Net Increase/(Decrease) in Cash and Cash Equivalents.............        236.0         (61.8)         36.7
Cash and Cash Equivalents at Beginning of Period.................        265.5         327.3         290.6
                                                                   -----------   -----------   -----------
Cash and Cash Equivalents at End of Period.......................  $     501.5   $     265.5   $     327.3
                                                                   -----------   -----------   -----------
                                                                   -----------   -----------   -----------

   The accompanying notes are an integral part of these financial statements.

                             BELLSOUTH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Millions, Except Per Share Amounts)

NOTE A -- ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The consolidated financial statements include the accounts of BellSouth Corporation ("BellSouth") and subsidiaries in which it has a controlling financial interest. BellSouth operates predominantly in the telecommunications service industry. BellSouth Telecommunications, Inc. ("BellSouth Telecommunications"), BellSouth's largest subsidiary, provides primarily regulated telephone services. Investments in certain partnerships, joint ventures and subsidiaries are accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated, except as otherwise required under generally accepted accounting principles applicable to regulated entities. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year's presentation.

    BASIS OF ACCOUNTING. BellSouth's consolidated financial statements have been prepared in accordance with generally accepted accounting principles, including the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Where appropriate, SFAS No. 71 gives accounting recognition to the actions of regulators. Such actions can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset or impose or eliminate a liability on a regulated entity.

    CASH AND CASH EQUIVALENTS. BellSouth considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investments with an original maturity of over three months to one year are not considered cash equivalents and are included as temporary cash investments on the consolidated balance sheets.

    PROPERTY, PLANT AND EQUIPMENT. The investment in property, plant and equipment is stated at original cost. Depreciation is based on the remaining life method of depreciation and straight-line composite rates determined on the basis of equal life groups of certain categories of telephone plant acquired in a given year. Depreciation expense also includes amortization of certain classes of telephone plant and identified depreciation reserve deficiencies over periods allowed by regulatory authorities. When depreciable plant is disposed of, the original cost, less net salvage value, is charged to accumulated depreciation. The cost of property, plant and equipment other than that of BellSouth Telecommunications is depreciated using either straight-line or accelerated methods over the estimated useful lives of the assets. Gains or losses on disposal of other depreciable property, plant and equipment are recognized in the year of disposition as an element of other non-operating income.

    MATERIAL AND SUPPLIES. New and reusable material is carried in inventory, principally at average original cost, except that specific costs are used in the case of large individual items. Nonreusable material is carried at estimated salvage value.

    INVESTMENTS AND ADVANCES. Investments and advances substantially consist of investments in, and advances to, affiliated companies. Also included in this caption are other long-term investments.

    INTANGIBLE ASSETS. Intangible assets substantially consist of the excess consideration paid over net assets acquired in business combinations. Also included in this caption are acquired licenses and customer lists. Intangible assets are being amortized using the straight-line and sum-of-the-years' digits methods over periods of benefit. Such periods do not exceed 40 years. Amortization of such intangibles was $58.4, $67.8 and $50.9, for the years ended December 31, 1993, 1992 and 1991, respectively. At December 31, 1993 and 1992, accumulated amortization of intangibles was $169.2 and $197.9, respectively (see Note B).

    MAINTENANCE  AND REPAIRS.   The  cost of  maintenance and  repairs of plant,
including  the  cost  of  replacing   minor  items  not  effecting   substantial
betterments, is charged to operating expenses.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE A -- ACCOUNTING POLICIES (CONTINUED)

    REVENUE RECOGNITION. Revenues are recognized when earned. Certain revenues derived from local telephone and wireless access services are billed monthly in advance and are recognized the following month when services are provided. Directory advertising and publishing revenues and related directory costs are recognized upon publication of directories, except where regulatory authorities recognize different treatment. Revenues derived from other telecommunications services, principally network access, toll and cellular airtime usage are recognized monthly as services are provided.

    ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION. Regulatory authorities allow BellSouth Telecommunications to accrue interest as a cost of constructing certain plant and as an item of income (interest charged construction). Such income is not realized in cash currently but will be realized over the service life of the related plant as the resulting higher depreciation expense and plant investment are recovered in the form of increased revenues.

    INCOME TAXES. Effective January 1, 1993, BellSouth adopted SFAS No. 109, "Accounting for Income Taxes." In accordance with the standard, the balance sheet reflects deferred tax balances associated with the anticipated tax impact of future income or deductions implicit in the balance sheet in the form of temporary differences. Temporary differences primarily result from the use of accelerated methods and shorter lives in computing depreciation for tax purposes. Prior to 1993, BellSouth accounted for income taxes under the provisions of Accounting Principles Board Opinion No. 11.

    For financial reporting purposes, BellSouth Telecommunications is amortizing deferred investment tax credits earned prior to the 1986 repeal of the investment tax credit and also some transitional credits earned after the repeal. The credits are being amortized as a reduction to the provision for income taxes over the estimated useful lives of the assets to which the credits relate.

    EARNINGS PER SHARE. Earnings per common share are computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

NOTE B -- INVESTMENTS AND ADVANCES

    Investments and Advances consist primarily of BellSouth's investment in unconsolidated affiliates accounted for under the equity method. The total of such investments was $1,806.7 and $740.1 at December 31, 1993 and 1992, respectively. Investments and Advances increased approximately $1,000 from December 31, 1992 as a result of a reclassification of amounts previously reported as Intangible Assets and the adoption of SFAS No. 109. Earnings related to investments accounted for under the equity method totaled $11.0, $76.7 and $132.3 for the three years ended December 31, 1993, 1992 and 1991, respectively, and are reported as a component of Other Income. The most significant of these equity method investments are BellSouth's various domestic cellular properties, a business venture with RAM Broadcasting Corporation ("RBC"), Optus Communications Pty. Ltd. ("Optus") and certain investments in international cellular properties.

    DOMESTIC  CELLULAR.    BellSouth's  domestic  cellular  investments  consist
primarily of a 60% non-controlling financial interest in the Los Angeles Cellular Telephone Company and a 43.75% interest in the Houston Cellular Telephone Company. At December 31, 1993, BellSouth's investment in the above mentioned entities exceeded the underlying book value of the investees' net assets by $965.0. The excess of consideration paid over net assets acquired along with other intangible assets are being amortized using either straight line or accelerated methods over periods of benefit which do not exceed 40 years.

    RBC. In January 1992, BellSouth and RBC formed a business venture to own and operate certain mobile data communications networks worldwide as well as certain cellular and paging operations in the United States. The mobile data portion of the venture gives BellSouth a 49% interest in the United States

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE B -- INVESTMENTS AND ADVANCES (CONTINUED)
mobile data operations, which is operated by RBC, and the following interests in the foreign mobile data operations of the venture: Australia 90%, The Netherlands 72%, Belgium 72%, United Kingdom 37.5% and France 11.25%. In addition, BellSouth has a 50% interest in the domestic paging segment of the venture.

    OPTUS. BellSouth is a 24.5% participant in Optus, an international consortium which provides a full spectrum of telecommunications services in Australia, including switched network and enhanced services, wireless and satellite based services.

    INTERNATIONAL CELLULAR. During December 1993, BellSouth increased its ownership interest in TelCel Cellular C.A. ("TelCel"), a cellular telephone company providing service to all major cities in Venezuela, from 44% to 53.26%. BellSouth accounts for its investment in TelCel using the equity method because the company does not control the requisite voting percentage required to control Board decisions or the outcome of ordinary matters requiring shareholder approval. BellSouth is approximately a 21% participant in the E-Plus Mobilfunk consortium, which, during 1993, became the successful bidder for the second private German GSM PCN license.

    OTHER INVESTMENT ACTIVITY. During 1993 and 1992, BellSouth made several small acquisitions principally related to its cellular telephone business. The results of operations have been included in the consolidated financial statements from their respective dates of acquisition. The effect of these
acquisitions  on  BellSouth's  consolidated   results  of  operations  was   not
significant.  All  acquisitions  were  recorded  using  the  purchase  method of accounting. The purchase price in excess of the underlying fair value of identifiable net assets acquired will be amortized over a period not to exceed 40 years. In addition, during 1993, BellSouth disposed of minor investments in various portions of its business. The effect of these dispositions on BellSouth's consolidated results of operations was not significant. BellSouth has other investments that are accounted for using the cost method in addition to various advances to affiliated companies.

    In December 1993, BellSouth entered into a credit agreement with Prime South Diversified, Inc. ("Prime South Diversified"), which indirectly wholly owns Community Cable TV, a Las Vegas cable operation managed by Prime Cable, to provide up to $250 in financing. The loan transaction closed in January 1994 with funding of an initial advance of $135. The loan is collateralized by the stock of Prime South Diversified and its wholly-owned subsidiary, Prime South Holdings, Inc. ("Prime South Holdings"). The loan, which bears a variable rate of 10% to 11%, matures in 2001. In connection with the credit agreement, BellSouth entered into option agreements with the shareholders of Prime South Diversified to acquire the stock of Prime South Diversified and Prime South Holdings at various dates over the term of the loan. Concurrent with the credit agreement, BellSouth Enterprises entered into an agreement to acquire a 22.5% interest in Prime Cable's management company, which provides management services to five affiliated cable systems nationwide. Closing of this transaction is expected in late 1994, subject to regulatory approval. This agreement also grants BellSouth the option to acquire the remaining interest of the management company over the loan period.

    SUBSEQUENT EVENT. During the first quarter of 1994, BellSouth disposed of its 36% interest in the cellular telephone business in Guadalajara, Mexico. As a result, a gain of $67.5 was recognized.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE C -- PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is summarized as follows at December 31:

                                                                                        1993         1992
                                                                                     -----------  -----------
Outside plant......................................................................  $  18,595.7  $  17,813.5
Central office equipment...........................................................     14,668.0     13,893.9
Building and building improvements.................................................      2,954.4      2,785.5
Furniture and fixtures.............................................................      2,362.6      2,211.5
Operating and other equipment......................................................      2,006.8      1,708.3
Station equipment..................................................................        631.4        612.9
Plant under construction...........................................................        497.2        516.5
Land...............................................................................        175.9        173.3
Capital leases.....................................................................         62.4         70.0
Other..............................................................................         20.4         15.5
                                                                                     -----------  -----------
                                                                                        41,974.8     39,800.9
    Less: Accumulated depreciation.................................................     17,307.0     15,528.3
                                                                                     -----------  -----------
    Total Property, Plant and Equipment, net.......................................  $  24,667.8  $  24,272.6
                                                                                     -----------  -----------
                                                                                     -----------  -----------

NOTE D -- OTHER CURRENT LIABILITIES
    Other current liabilities are summarized as follows at December 31:

                                                                                          1993        1992
                                                                                       ----------  ----------
Restructuring accrual................................................................  $    513.4    $  --
Taxes accrued........................................................................       492.1       413.9
Advanced billing and customer deposits...............................................       476.2       470.7
Dividends payable....................................................................       346.1       340.7
Salaries and wages payable...........................................................       338.3       313.8
Compensated absences.................................................................       332.6       319.5
Interest and rents accrued...........................................................       250.2       293.9
Other................................................................................       194.9       157.9
                                                                                       ----------  ----------
    Total Other Current Liabilities..................................................  $  2,943.8  $  2,310.4
                                                                                       ----------  ----------
                                                                                       ----------  ----------

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE E -- DEBT

    DEBT MATURING WITHIN ONE YEAR: Debt maturing within one year is summarized as follows at December 31:

DESCRIPTION                                                                   1993        1992        1991
- -------------------------------------------------------------------------  ----------  ----------  ----------
Notes Payable:
  Bank loans.............................................................  $     88.7  $    196.0  $    238.7
  Commercial paper.......................................................     1,536.1     1,066.6     1,280.4
                                                                           ----------  ----------  ----------
                                                                              1,624.8     1,262.6     1,519.1
Current maturities of long-term debt.....................................       213.8       372.0       216.4
                                                                           ----------  ----------  ----------
    Total................................................................  $  1,838.6  $  1,634.6  $  1,735.5
                                                                           ----------  ----------  ----------
                                                                           ----------  ----------  ----------

DESCRIPTION
- -------------------------------------------------------------------------
Bank Loans:
  Maximum amount outstanding during the period...........................  $   191.3  $   287.6  $   608.5
  Average amount outstanding during the period (a).......................  $   157.3  $   223.6  $   194.1
  Weighted average interest rate at end of period........................      3.77%      4.11%      7.78%
  Weighted average interest rate during the period (b)...................      3.85%      5.84%      7.52%
Commercial Paper:
  Maximum amount outstanding during the period...........................  $ 1,786.9  $ 1,569.5  $ 1,376.0
  Average amount outstanding during the period (a).......................  $ 1,332.4  $ 1,049.3  $   892.6
  Weighted average interest rate at end of period........................      3.30%      3.57%      5.14%
  Weighted average interest rate during the period (b)...................      3.20%      3.86%      5.94%

- ------------------------
(a) Determined by computing the average face amount of daily ending balances in each category.
(b) Determined by dividing the average daily face amount described in (a) into aggregate related interest expense.

    BellSouth has committed credit lines aggregating $1,375.6 with various banks. There were borrowings under the committed lines totaling $48.4 at December 31, 1993. BellSouth also maintains uncommitted lines of credit of $665.0. At December 31, 1993, borrowings under the uncommitted lines totaled $72.0. There are no significant commitment fees or requirements for compensating balances associated with any lines of credit.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE E -- DEBT (CONTINUED)

    LONG-TERM: Long-term debt consists primarily of debentures and notes issued by BellSouth Telecommunications. Interest rates and maturities of the amounts outstanding are summarized as follows at December 31:

                                                   INTEREST RATES       MATURITIES       1993        1992
                                                 -------------------  --------------  ----------  ----------
BellSouth Telecommunications Debentures:            3 1/4% -  6 7/8%     1995 - 2033  $  1,270.0  $    605.0
                                                    7 3/8% -  8 1/4%     1999 - 2033     1,935.0     3,335.0
                                                    8 1/2% - 10 3/8%     2001 - 2029     1,400.0     2,375.0
                                                                                      ----------  ----------
                                                                                         4,605.0     6,315.0
BellSouth Telecommunications Notes.............        5 1/4% -   7%     1998 - 2008     1,875.0      --
Guarantee of ESOP debt.........................       9.125% - 9.19%            2003       693.9       734.6
BellSouth Capital Funding Corporation Notes....        4.02% - 9.50%     1994 - 1999       200.9       159.9
Capital leases and other.......................                                             68.5       203.2
Unamortized discount, net of premium...........                                            (62.6)      (53.0)
                                                                                      ----------  ----------
    Total Long-Term Debt.......................                                       $  7,380.7  $  7,359.7
                                                                                      ----------  ----------
                                                                                      ----------  ----------

    Maturities of long-term debt outstanding at December 31, 1993 are summarized below:

                                      1994       1995       1996       1997       1998     THEREAFTER    TOTAL
                                    ---------  ---------  ---------  ---------  ---------  ----------  ----------
Maturities........................  $   213.8  $   127.8  $    66.1  $   141.1  $   764.2  $  6,344.1  $  7,657.1
                                    ---------  ---------  ---------  ---------  ---------  ----------  ----------
                                    ---------  ---------  ---------  ---------  ---------  ----------  ----------

    As further discussed in Note H, BellSouth incorporated an Employee Stock Ownership Plan ("ESOP") feature into certain of its existing savings plans. In 1990, the ESOP trusts (the "Trusts") borrowed $850.0 aggregate principal amount through the issuance of amortizing notes. Although the obligations are owed by the Trusts, they are guaranteed by BellSouth and thus are reflected as an addition to long-term debt and a reduction to shareholders' equity. The Trusts service the debt with contributions from BellSouth and dividends paid on the shares held by the Trusts. As the ESOP obligations are repaid, the amount guaranteed decreases and long-term debt is reduced accordingly.

    Notes issued by BellSouth Capital Funding Corporation ("Capital Funding") are used to finance the businesses of BellSouth Enterprises and the unregulated subsidiaries of BellSouth Telecommunications. BellSouth has agreed to ensure the timely payment of principal, premium, if any, and interest on Capital Funding's debt securities.

    During 1993 and 1992, BellSouth Telecommunications refinanced certain long-term debt issues at more favorable interest rates. As a result of the early extinguishment of these issues, charges of $86.6 ($.17 per share), net of taxes of $58.8, and $40.7 ($.08 per share), net of taxes of $30.0, were recognized as extraordinary losses in 1993 and 1992, respectively.

    At December 31, 1993, shelf registration statements had been filed with the Securities and Exchange Commission by BellSouth Telecommunications and Capital Funding under which $725.0 and $1,050.3, respectively, additional amount of debt securities could be offered.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE F -- OTHER LIABILITIES AND DEFERRED CREDITS
    Other liabilities and deferred credits is summarized as follows at December 31:

                                                                                            1993       1992
                                                                                         ----------  ---------
Restructuring accrual (see Note K).....................................................  $    570.0  $  --
Accrued pension cost...................................................................       565.5      444.8
Regulatory liability related to income taxes (see Note M)..............................       378.9     --
Compensation related...................................................................       318.5      242.2
Minority interests.....................................................................       123.6       88.4
Postemployment benefits (see Note H)...................................................       121.4     --
Other..................................................................................       177.9      186.7
                                                                                         ----------  ---------
    Total Other Liabilities and Deferred Credits.......................................  $  2,255.8  $   962.1
                                                                                         ----------  ---------
                                                                                         ----------  ---------

NOTE G -- SHAREHOLDERS' EQUITY

    PREFERRED STOCK AUTHORIZED. BellSouth's Articles of Incorporation authorize 100 million shares of cumulative First Preferred Stock having a par value of $1 per share, of which 30 million shares have been reserved and designated Series A for possible issuance under BellSouth's Shareholder Rights Plan. As of December 31, 1993, no preferred shares had been issued.

    SHAREHOLDER RIGHTS PLAN. In 1989, BellSouth adopted a Shareholder Rights Plan by declaring a dividend of one right for each share of common stock then outstanding and to be issued thereafter. Each right entitles shareholders to buy one one-hundredth of a share of Series A First Preferred Stock for $175 per share. The rights may be exercised only if a person or group acquires 10% of the common stock of BellSouth without the prior approval of the Board of Directors or announces a tender or exchange offer that would result in ownership of 25% or more of the common stock. If a person or group acquires 10% of BellSouth's stock without prior Board approval, other shareholders are then allowed to purchase BellSouth common stock at half price. The rights currently trade with BellSouth common stock and may be redeemed by the Board of Directors for one cent per right until they become exercisable, and thereafter under certain circumstances. The rights expire after ten years.

    GUARANTEE OF EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP") DEBT. Financial reporting practices require that the amount equivalent to BellSouth's guarantee of the amortizing notes issued by its ESOP trusts be presented as a reduction to shareholders' equity, as well as an increase to debt. The amount recorded as a decrease in shareholders' equity represents the value of unallocated BellSouth common stock purchased with the proceeds of the amortizing notes and the timing difference resulting from the shares allocated accounting method. As the ESOP notes are repaid, the amount of debt guaranteed decreases, and Shareholders' Equity increases accordingly (see Notes E and H).

    SHARES HELD IN TRUST. During 1993, BellSouth issued shares to grantor trusts to provide partial funding for the benefits payable under certain non-qualified benefit plans. The trusts are irrevocable and assets contributed to the trusts can only be used to pay such benefits with certain exceptions. At December 31, 1993, the assets held in the trusts consist of cash and 5,464,920 shares of BellSouth common stock.

    The total cost of the BellSouth shares as of the date of funding the trusts is included in Common Stock and Paid-In Capital; however, because the shares held in trust are not considered outstanding for financial reporting purposes, the shares are reflected separately as Shares Held in Trust, a reduction to Shareholders' Equity. Accordingly, there is no earnings per share impact. As the plan benefits are paid from the trusts, Shareholders' Equity will increase accordingly.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE H -- EMPLOYEE BENEFIT PLANS

    PENSION PLANS. Substantially all employees of BellSouth are covered by noncontributory defined benefit pension plans. The plan covering non-represented employees prior to July 1993, provided a benefit based on years of credited service and employees' average compensation for a specified period. Effective July 1993, BellSouth converted this plan to a cash balance plan where the pension benefit is determined by a combination of compensation-based service and additional credits, and individual account-based interest credits. The new cash balance plan is subject to a minimum benefit determined under the prior plan's formula for employees retiring through 2005. The December 31, 1993 projected benefit obligation assumes interest and additional credits greater than the minimum levels specified in the written plan. The conversion of the non-represented pension plan had no material impact on 1993 pension cost. The estimated impact on 1994 projected pension cost will be a reduction of $65. Pension benefits provided for represented employees are based on specified benefit amounts and years of service. Consistent with past practice, this plan includes the effect of future bargained-for improvements.

    BellSouth's funding policy is to make contributions to trust funds with the objective of accumulating sufficient assets to pay all pension benefits for which BellSouth is liable. Contributions are actuarially determined using the aggregate cost method, subject to ERISA and Internal Revenue Service limitations. Pension plan assets consist primarily of equity securities and fixed income investments.

    The components of net periodic pension cost are summarized below:

                                                                             1993        1992        1991
                                                                          -----------  ---------  -----------
Service cost -- benefits earned during the year.........................  $     265.8  $   262.4  $     242.9
Interest cost on projected benefit obligation...........................        774.8      751.8        719.8
Actual return on plan assets............................................     (1,734.9)    (686.2)    (2,200.9)
Net amortization and deferral...........................................        816.0     (160.2)     1,382.0
                                                                          -----------  ---------  -----------
    Net periodic pension cost...........................................  $     121.7  $   167.8  $     143.8
                                                                          -----------  ---------  -----------
                                                                          -----------  ---------  -----------

    The following table sets  forth the funded status  of the plans at  December
31:

                                                                                        1993         1992
                                                                                     -----------  -----------
Actuarial present value of:
  Vested benefit obligation........................................................  $   7,705.3  $   7,123.9
                                                                                     -----------  -----------
                                                                                     -----------  -----------
  Accumulated benefit obligation...................................................  $   8,819.6  $   8,219.0
                                                                                     -----------  -----------
                                                                                     -----------  -----------
  Projected benefit obligation.....................................................  $  10,644.3  $  10,271.6
Plan assets at market value........................................................     13,173.0     11,901.7
                                                                                     -----------  -----------
Plan assets in excess of projected benefit obligation..............................      2,528.7      1,630.1
Unrecognized net gain due to past experience different from assumptions made.......     (2,503.2)    (1,775.1)
Unrecognized prior service cost....................................................       (398.5)       (86.4)
Unrecognized net asset at transition...............................................       (192.5)      (213.4)
                                                                                     -----------  -----------
    Accrued pension cost...........................................................  $    (565.5) $    (444.8)
                                                                                     -----------  -----------
                                                                                     -----------  -----------

    The projected benefit obligation for 1993 and 1992 was determined using a discount rate of 7.5% and 7.75%, respectively, and, for both years an expected long-term rate of return on plan assets of 8% and a long-term assumed weighted average rate of compensation increase of 5.7%. Other economic related benefit assumptions, for both the non-represented and the represented plans, have been changed to reflect both past experience and management's best estimate of future benefit increases. In the aggregate, the assumption changes will have the impact of reducing the projected 1994 pension cost by $20.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE H -- EMPLOYEE BENEFIT PLANS (CONTINUED)

    In 1991, BellSouth offered an early retirement option to non-represented employees. Approximately 3,100 employees elected to retire under this option, which allowed the employee to accept the present value of their pension benefit as a lump-sum payment and to receive a special payment equivalent to 5% of base pay times full years of service (not to exceed 100% of base pay). The retirement option was accounted for in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." BellSouth recognized an expense of $68.6 in 1991 related to this option.

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. BellSouth sponsors defined benefit postretirement health and life insurance plans for most of its non-represented and represented employees. Effective January 1, 1993, BellSouth adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," to account for these plans. BellSouth's transition benefit obligation of $1,486 will be amortized over 15 years, the average remaining service period of active plan participants. The accounting for the health care plan does not anticipate future adjustments to the cost-sharing arrangements provided for in the written plan. As a result of the adoption of SFAS No. 106, net income for 1993 was reduced by approximately $23 ($.05 per share).

    As of January 1993, the accumulated postretirement health benefit obligation for non-represented retirees is being funded over the average remaining service period of currently active non-represented employees. The accumulated postretirement benefit obligation for pre-January 1, 1990 represented retirees is being funded over a 10-year period, while the accumulated postretirement benefit obligation for all other represented retirees is being funded over the average remaining service period of currently active represented employees.

    Postretirement benefit cost for the year ending December 31, 1993 is composed of the following:

                                                                                         HEALTH       LIFE       TOTAL
                                                                                       -----------  ---------  ---------
Service cost -- benefits earned during the year......................................   $      30   $       9  $      39
Interest on accumulated postretirement benefit obligation............................         199          32        231
Actual return on plan assets.........................................................         (44)        (35)       (79)
Amortization of transition liability (asset).........................................         113         (13)       100
Other amortization and deferral, net.................................................          (9)        (10)       (19)
                                                                                            -----   ---------  ---------
    Postretirement benefit cost (income).............................................   $     289   $     (17) $     272
                                                                                            -----   ---------  ---------
                                                                                            -----   ---------  ---------

    Prior to 1993, BellSouth recognized the cost of providing postretirement benefits based on funded amounts. The cost of providing health and life benefits for both active and retired employees was $574.6 and $550.6 for 1992 and 1991, respectively.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE H -- EMPLOYEE BENEFIT PLANS (CONTINUED)

    The following table sets forth the plans' funded status at December 31, 1993:

    Accumulated postretirement benefit obligation:

                                                                                HEALTH      LIFE       TOTAL
                                                                               ---------  ---------  ---------
Retirees.....................................................................  $   1,910  $     246  $   2,156
Fully eligible active plan participants......................................        350        194        544
Other active plan participants...............................................        631         68        699
                                                                               ---------  ---------  ---------
                                                                                   2,891        508      3,399
Plan assets, primarily equity securities, at fair value......................        785        585      1,370
                                                                               ---------  ---------  ---------
Accumulated postretirement benefit obligation in excess of (less than) plan
 assets......................................................................      2,106        (77)     2,029
Unrecognized net losses......................................................       (514)      (123)      (637)
Unrecognized transition (obligation) asset...................................     (1,573)       183     (1,390)
                                                                               ---------  ---------  ---------
    Accrued (Prepaid) postretirement benefit cost............................  $      19  $     (17) $       2
                                                                               ---------  ---------  ---------
                                                                               ---------  ---------  ---------

    The  accrued (prepaid)  postretirement benefit  costs are  included in Other
Liabilities and Deferred Credits and Deferred Charges and Other Assets, respectively.

    For measurement purposes, an 11.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1994; the rate is assumed to decrease gradually to 5% in 2007 and remains at that level. The health care cost trend rate assumption significantly affects the amounts reported. A one-percentage-point increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation by $171 and the estimated aggregate service and interest cost components of the 1993 postretirement benefit cost by $15. For purposes of valuing the postretirement life insurance obligation, a 5.7% rate of future increase in compensation at December 31, 1993 was used.

    The discount rate used in determining the accumulated postretirement benefit obligation was 7.5%. After a 30% tax reduction for the non-represented employees' trust, the combined expected long-term rate of return on plan assets used was 8%. The impact of reducing the discount rate from 9% to 7.5% will increase 1994 postretirement benefit expense by approximately $30.

    Most regulatory jurisdictions have accepted BellSouth's SFAS No. 106 implementation plan. However, one state's commission is requiring a 20-year amortization of the transition benefit obligation and in another state there are pending issues, the outcome of which are not expected to have a material impact on recovery.

    EFFECT OF RESTRUCTURING ON PENSIONS AND POSTRETIREMENT BENEFITS. As a result of the restructuring, (see Note K), BellSouth recognized $88 of estimated net curtailment losses expected to impact BellSouth's pension and postretirement benefit plans. Of the amount recognized, $16 was realized in 1993.

    DEFINED CONTRIBUTION PLANS. BellSouth maintains several contributory savings plans which cover substantially all employees. The BellSouth Management Savings and Employee Stock Ownership Plan and the BellSouth Savings and Security Plan (collectively, the "ESOP Plans") cover the largest portion of the employees. Effective in 1990, a leveraged ESOP feature was incorporated into the ESOP plans. The shares that were purchased by the Trusts with proceeds from the ESOP notes (see Note E) are allocated to participants' accounts throughout the 13-year debt repayment period of the leveraged ESOP program as described below.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE H -- EMPLOYEE BENEFIT PLANS (CONTINUED)

    BellSouth matches participants' eligible contributions to the respective Plans based on defined percentages determined annually by the Board of Directors. The match consists of BellSouth common shares that were purchased by the Trusts with proceeds from the ESOP notes, which shares are released for allocation as loan payments are made in accordance with ESOP guidelines, and that are purchased by the Trusts on the open market from time to time as required. BellSouth contributes an amount which, in addition to ESOP dividends, is sufficient to service the ESOP loan payments and to purchase any additional shares required to meet the match obligation.

    Effective with the incorporation of the ESOP feature into the Plans in 1990, BellSouth began recognizing expense attributable to the leveraged ESOPs based on the cost of the shares allocated for the period plus interest incurred, reduced by the dividends used to service the ESOP debt (Shares Allocated Method).

    BellSouth recognized ESOP expense in 1993, 1992 and 1991 as follows:

                                                                                 1993       1992       1991
                                                                               ---------  ---------  ---------
Compensation expense.........................................................  $    67.9  $    71.8  $    77.1
Interest expense.............................................................  $    39.9  $    40.5  $    40.5
Actual interest on ESOP notes................................................  $    69.5  $    72.4  $    74.8
Cash contributions, excluding dividends paid to the Trusts...................  $    84.9  $    84.3  $    90.7
Dividends paid to the Trusts, used for debt service..........................  $    43.6  $    43.7  $    43.5

    BellSouth also maintains certain other defined contribution plans for most other employees not covered by the ESOP plans. Company contributions, which are not included in the amounts above, were approximately $12.5, $8.8 and $2.0 in 1993, 1992 and 1991, respectively.

    POSTEMPLOYMENT BENEFITS. Effective January 1, 1993, BellSouth adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires employers to accrue the cost of postemployment benefits provided to former or inactive employees after employment but before retirement, including but not limited to worker's compensation, disability, and continuation of health care benefits. Previously, BellSouth used the cash method to account for such costs. A one-time charge related to adoption of SFAS No. 112 was recognized as a change in accounting principle, effective as of January 1, 1993. The charge was $67.4 ($.14 per share), net of a deferred tax benefit of $42.5. The effect of the change on BellSouth's 1993 operating results was not material. Future expense levels are dependent upon actual claim experience, but are not expected to differ materially from expense recognized under the former accounting method.

NOTE I -- EMPLOYEE STOCK OPTION PLAN
    The BellSouth Corporation Stock Option Plan provides for the grant of stock options and related stock appreciation rights ("SARs") to key employees, as determined by the Board of Directors, to purchase shares of BellSouth common stock within prescribed periods at prices equal to the fair market value on the date of grant. SARs entitle an optionee to surrender unexercised stock options for cash or stock equal to the excess of the fair market value of the surrendered shares over the option price of such shares. Of the 3,654,142 shares covered by outstanding options under the plan at December 31, 1993, 489,590 were accompanied by SARs.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE I -- EMPLOYEE STOCK OPTION PLAN (CONTINUED)

    The following table summarizes the activity for stock options outstanding:

                                                         1993             1992             1991
                                                    ---------------  ---------------  ---------------
Options Outstanding at January 1..................     3,436,724        3,101,490        2,414,328
Options Granted...................................      840,302          977,978          924,942
Options Exercised.................................     (569,508)        (590,953)        (193,065)
Options Cancelled/Forfeited.......................     (53,376)         (51,791)         (44,715)
Options Outstanding at December 31................     3,654,142        3,436,724        3,101,490
Option Prices per Common
 Share:
  Granted.........................................  $50.69 - $62.19  $48.38 - $58.25  $39.63 - $58.25
  Exercised.......................................  $22.76 - $58.25  $22.76 - $45.56  $22.76 - $41.82
  Cancelled/Forfeited.............................  $32.34 - $58.25  $37.38 - $58.25  $32.34 - $58.25
  Outstanding at Year-End.........................  $12.99 - $62.19  $12.99 - $58.25  $12.99 - $58.25
Options Exercisable at Year-End...................     1,407,914        1,343,523        1,369,838
Shares Available For Grant at December 31.........     5,015,519        4,937,932        4,866,981

NOTE J -- LEASES
    BellSouth has entered into operating leases for facilities and equipment used in operations. Rental expenses under operating leases were $300.3, $328.9 and $288.8 for 1993, 1992 and 1991, respectively. Capital leases currently in effect are not significant.

    The following table summarizes the approximate future minimum rentals under non-cancelable operating leases in effect at December 31, 1993:

                                                1994       1995       1996       1997       1998     THEREAFTER     TOTAL
                                              ---------  ---------  ---------  ---------  ---------  -----------  ---------
Minimum rentals.............................  $   128.1  $   106.0  $    80.0  $    67.8  $    46.9   $   339.2   $   768.0
                                              ---------  ---------  ---------  ---------  ---------  -----------  ---------
                                              ---------  ---------  ---------  ---------  ---------  -----------  ---------

NOTE K -- RESTRUCTURING CHARGE
    The results of operations for the year ended December 31, 1993 include a $1,136.4 restructuring charge which reduced net income by $696.6. The restructuring is being undertaken to redesign and streamline the fundamental processes and work activities in BellSouth Telecommunications' telephone operations to better respond to an increasingly competitive business environment. The restructuring is expected to improve overall responsiveness to customer needs, permit more rapid introduction of new products and services and reduce costs.

    The material components of the charge relate to the downsizing of the existing workforce by 10,200 employees through 1996. These components include provisions for separation payments and relocations of remaining employees, consolidation and elimination of certain operations facilities and enabling changes to information systems, primarily those used to provide services to existing customers.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Shares Amounts)

NOTE L -- ADDITIONAL INCOME STATEMENT DATA

                                                                                   1993       1992       1991
                                                                                 ---------  ---------  ---------
Other Income, net:
  Interest and dividend income.................................................  $    42.8  $   123.6  $    77.4
  Earnings of unconsolidated affiliates........................................       11.0       76.7      132.3
  Minority interests...........................................................      (50.9)     (39.3)      (5.5)
  Gain from operations sold, net...............................................        6.5       --         40.0
  Other, net...................................................................       (1.8)      16.6        8.5
                                                                                 ---------  ---------  ---------
      Total....................................................................  $     7.6  $   177.6  $   252.7
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    Interest and dividend income for 1992 includes $56.6 relating to the settlement of an Internal Revenue Service summary assessment for the tax years 1979 and 1980.

                                                                                   1993       1992       1991
                                                                                 ---------  ---------  ---------
Interest Expense:
  Long-term debt...............................................................  $   577.3  $   612.9  $   573.2
  Notes payable................................................................       39.0       37.4       62.8
  Other........................................................................       72.7       96.1      166.1
                                                                                 ---------  ---------  ---------
      Total....................................................................  $   689.0  $   746.4  $   802.1
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Depreciation of telephone plant as a percentage of average depreciable
 telephone plant...............................................................       7.51%      7.67%      7.76%
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    Revenues from services provided to American Telephone and Telegraph Company,
BellSouth's   largest  customer,  were   approximately  14%,  14%   and  15%  of
consolidated operating revenues for 1993, 1992 and 1991, respectively.

NOTE M -- INCOME TAXES
    Effective January 1, 1993, BellSouth adopted SFAS No. 109, "Accounting for Income Taxes," which applies a balance sheet approach to income tax accounting. In accordance with the new standard, the balance sheet reflects the anticipated tax impact of future taxable income or deductions implicit in the balance sheet in the form of temporary differences. These temporary differences reflect the difference between the basis in assets and liabilities as measured in the financial statements and as measured by tax laws using enacted tax rates. The cumulative effect to January 1, 1993 of the adoption of SFAS No. 109 was recorded as a $7.8 reduction to income tax expense. As permitted by the new standard, prior years' financial statements have not been restated.

    In accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," BellSouth has, for its regulated operations, only reflected the balance sheet impact of the adoption of this statement. Specifically, BellSouth Telecommunications recorded a net regulatory liability of $538.0 coincidental with the reduction of the deferred tax reserves from higher historical to lower current tax rates. The balance of such liability at December 31, 1993, included in Other Liabilities and Deferred Credits, was $378.9. This regulatory liability will be adjusted as the related temporary differences reverse.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Shares Amounts)

NOTE M -- INCOME TAXES (CONTINUED)
    The provision for income taxes is summarized as follows:

                                                                                 1993       1992       1991
                                                                              ----------  ---------  ---------
Federal:
  Current...................................................................  $  1,079.7  $   918.3  $   953.6
  Deferred, net.............................................................      (532.0)     (85.9)    (242.0)
  Investment tax credits, net...............................................       (88.3)     (87.9)    (108.8)
                                                                              ----------  ---------  ---------
                                                                                   459.4      744.5      602.8
                                                                              ----------  ---------  ---------
State:
  Current...................................................................       173.9      163.6      171.9
  Deferred, net.............................................................       (61.7)      25.4      (21.3)
                                                                              ----------  ---------  ---------
                                                                                   112.2      189.0      150.6
                                                                              ----------  ---------  ---------
      Total provision for income taxes......................................  $    571.6  $   933.5  $   753.4
                                                                              ----------  ---------  ---------
                                                                              ----------  ---------  ---------
Amortization of investment tax credits......................................  $     88.3  $    88.2  $   105.3
                                                                              ----------  ---------  ---------
                                                                              ----------  ---------  ---------

    Temporary differences and carryforwards which give rise to deferred tax assets and (liabilities) at December 31, 1993 are as follows:

Restructuring charge..............................................................................  $   419.5
Pensions..........................................................................................      240.3
Deferred compensation.............................................................................      112.4
Compensated absences..............................................................................       89.2
Bad debts.........................................................................................       82.5
Leveraged employee stock ownership plan...........................................................       36.2
Net operating losses..............................................................................       11.3
Other.............................................................................................      138.1
                                                                                                    ---------
                                                                                                      1,129.5
Valuation Allowance...............................................................................      (13.8)
                                                                                                    ---------
  Deferred Tax Assets.............................................................................    1,115.7
                                                                                                    ---------
Depreciation......................................................................................   (3,636.2)
Equity investment.................................................................................     (376.4)
Franchises........................................................................................     (204.3)
Other.............................................................................................     (189.7)
                                                                                                    ---------
  Deferred Tax Liabilities........................................................................   (4,406.6)
                                                                                                    ---------
      Net Deferred Tax Liability..................................................................  $(3,290.9)
                                                                                                    ---------
                                                                                                    ---------

    The valuation allowance primarily represents federal and state net operating losses that will not be utilized during the carryforward period. Of the Net Deferred Tax Liability at December 31, 1993, $174.4 was current and $(3,465.3) was noncurrent.

    Deferred tax expense for 1992 and 1991 resulting from timing differences in the recognition of revenue and expense items for tax and financial reporting purposes, were as follows:

                                                                                             1992       1991
                                                                                           ---------  ---------
Property, plant and equipment............................................................  $     5.5  $  (114.7)
Pension benefits.........................................................................      (55.6)     (65.3)
Other timing differences.................................................................      (10.4)     (83.3)
                                                                                           ---------  ---------
  Total..................................................................................  $   (60.5) $  (263.3)
                                                                                           ---------  ---------
                                                                                           ---------  ---------

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Shares Amounts)

NOTE M -- INCOME TAXES (CONTINUED)
    A reconciliation of the Federal statutory income tax rate to BellSouth's effective tax rate follows:

                                                                                    1993       1992       1991
                                                                                   ------     ------     ------
Federal statutory tax rate.......................................................    35.0%      34.0%      34.0%
State income taxes, net of Federal income tax benefit............................     4.8%       4.8%       4.4%
Amortization of investment tax credits...........................................    (5.5%)     (3.4%)     (4.7%)
Miscellaneous items, net.........................................................     1.3%       0.6%      (0.4%)
                                                                                   ------     ------     ------
  Effective tax rate.............................................................    35.6%      36.0%      33.3%
                                                                                   ------     ------     ------
                                                                                   ------     ------     ------

NOTE N -- CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    SFAS 112. As more fully discussed in Note H, BellSouth adopted, effective January 1, 1993, SFAS No. 112, "Employers' Accounting for Postemployment Benefits." A one-time charge of $67.4 ($.14 per share), net of a deferred tax benefit of $42.5, related to adoption of this statement was recognized as a change in accounting principle.

    CELLULAR SALES COMMISSIONS. In the third quarter of 1991, BellSouth Mobility Inc. changed its policy of capitalizing certain third-party cellular service sales commissions and amortizing them over the average customer lives. Accordingly, these amounts are expensed in the period in which they are earned by the agent. BellSouth effected this change to standardize the accounting treatment of sales commissions throughout its recently consolidated cellular operations, including those properties acquired in 1991. The effect of the change in accounting principle on BellSouth's 1991 results of operations was not material. The cumulative effect of the change was $35.4 ($.07 per share) and is included in 1991 net income.

NOTE O -- SUPPLEMENTAL CASH FLOW INFORMATION
    The following supplemental information is presented in accordance with the provisions of SFAS No. 95, "Statement of Cash Flows":

                                                                              1993        1992        1991
                                                                           ----------  ----------  ----------
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common and Treasury Shares Issued in Lieu of Cash Dividends Under
 Shareholder Dividend Reinvestment and Stock Purchase Plan...............  $     66.4  $    268.9  $    199.3
                                                                           ----------  ----------  ----------
                                                                           ----------  ----------  ----------
Shares Issued to Grantor Trusts..........................................  $    292.6  $   --      $   --
                                                                           ----------  ----------  ----------
                                                                           ----------  ----------  ----------
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest.................................................................  $    755.0  $    738.8  $    793.2
                                                                           ----------  ----------  ----------
                                                                           ----------  ----------  ----------
Income taxes.............................................................  $  1,145.2  $  1,053.4  $  1,048.7
                                                                           ----------  ----------  ----------
                                                                           ----------  ----------  ----------

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Shares Amounts)

NOTE P -- FINANCIAL INSTRUMENTS
    The following disclosure of the estimated fair value of financial instruments is presented in accordance with the provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information described below. Since judgment is required to develop the estimates, the estimated amounts presented herein may not be indicative of the amounts that BellSouth could realize in a current market exchange.

                                                                      1993                     1992
                                                            ------------------------  ----------------------
                                                             RECORDED                  RECORDED
                                                              AMOUNT     FAIR VALUE     AMOUNT    FAIR VALUE
                                                            -----------  -----------  ----------  ----------
Cash and cash equivalents.................................  $     501.5  $     501.5  $    265.5  $    265.5
Temporary cash investments................................         49.0         49.0        80.6        80.6
Debt Maturing Within One Year:
  Bank loans..............................................         88.7         88.7       196.0       196.0
  Commercial paper........................................      1,536.1      1,536.1     1,066.6     1,066.6
  Current maturities of long-term debt....................        213.8        213.8       372.0       372.0
Long-Term Debt:
  BellSouth Telecommunications Debentures.................      4,605.0      4,707.0     6,315.0     6,346.8
  BellSouth Telecommunications Notes......................      1,875.0      1,901.0      --          --
  Guarantee of ESOP Debt..................................        693.9        802.5       734.6       813.1
  BellSouth Capital Funding Corporation Notes.............        200.9        223.6       159.9       166.0

    CASH AND CASH EQUIVALENTS/TEMPORARY CASH INVESTMENTS. At December 31, 1993 and 1992, the recorded amounts for cash and cash equivalents and temporary cash investments, respectively, approximate fair value due to the short-term nature of these instruments.

    DEBT. At December 31, 1993 and 1992, the recorded amounts for Debt Maturing Within One Year approximate fair value due to the short-term nature of the liabilities. The estimates of fair value for BellSouth Telecommunications Debentures and Notes are based on the closing market prices for each issue at December 31, 1993 and 1992, respectively. Fair value estimates for the Guarantee of ESOP Debt and BellSouth Capital Funding Corporation Notes are based on quotes from dealers.

    OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS. BellSouth is party to interest rate swap agreements, currency swap agreements and forward contracts and other derivatives in its normal course of business. These financial instruments are used to mitigate foreign currency and interest rate risks, although to some extent they expose the company to off-balance-sheet risks and credit risks. The credit risks associated with interest rate swap agreements and foreign exchange contracts are controlled through the evaluation and continual monitoring of the creditworthiness of the counterparties. The net fair value of these off-balance-sheet financial instruments at December 31, 1993 is not significant.

    BellSouth has also issued letters of credit and financial guarantees which approximate $175 at December 31, 1993. Due to the number and diverse nature of these instruments, an estimate of fair value could not be practicably determined.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Shares Amounts)

NOTE Q -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included. The results for first quarter 1993 were restated to reflect the one-time, non-cash charge for retroactive adoption of SFAS No. 112.

                                                     FIRST      SECOND     THIRD      FOURTH
                                                    QUARTER    QUARTER    QUARTER    QUARTER
                                                    --------   --------   --------   --------
                                                    (RESTATED)
1993
Operating Revenues................................  $3,833.7   $3,906.9   $4,014.9   $4,124.8
Operating Income (Loss)...........................  $  804.1   $  856.4   $  909.1   $ (282.5)
Income (Loss) Before Extraordinary Loss on Early
 Extinguishment of Debt and Cumulative Effect of
 Change in Accounting Principle...................  $  411.2   $  433.1   $  442.4   $ (252.6)
Extraordinary Loss on Early Extinguishment
 of Debt, net of tax..............................     --         (55.4)      (7.8)     (23.4)
Cumulative Effect of Change in Accounting
 Principle, net of tax............................     (67.4)     --         --         --
Net Income (Loss).................................  $  343.8   $  377.7   $  434.6   $ (276.0)
                                                    --------   --------   --------   --------
Earnings Per Share:
  Income (Loss) Before Extraordinary Loss on Early
   Extinguishment of Debt and Cumulative Effect of
   Change in Accounting Principle.................  $  .83     $  .87     $  .89     $ (.51  )
  Extraordinary Loss on Early Extinguishment of
   Debt, net of tax...............................     --        (.11  )    (.01  )    (.05  )
  Cumulative Effect of Change in Accounting
   Principle, net of tax..........................    (.14  )     --         --         --
  Net Income (Loss)...............................  $  .69     $  .76     $  .88     $ (.56  )
                                                    --------   --------   --------   --------
1992
Operating Revenues................................  $3,738.7   $3,816.8   $3,736.0   $3,910.1
Operating Income..................................  $  831.6   $  874.4   $  750.8   $  703.9
Income Before Extraordinary Loss on Early
 Extinguishment of Debt...........................  $  460.9   $  458.5   $  385.6   $  353.4
Extraordinary Loss on Early Extinguishment of
 Debt, net of tax.................................     --         --         (40.7)     --
Net Income........................................  $  460.9   $  458.5   $  344.9   $  353.4
                                                    --------   --------   --------   --------
Earnings Per Share:
  Income Before Extraordinary Loss on Early
   Extinguishment of Debt.........................  $  .94     $  .94     $  .78     $  .72
  Extraordinary Loss on Early Extinguishment of
   Debt, net of tax...............................     --         --        (.08  )     --
  Net Income......................................  $  .94     $  .94     $  .70     $  .72
                                                    --------   --------   --------   --------

SUPPLEMENTARY DATA

                             BELLSOUTH CORPORATION
                    DOMESTIC CELLULAR AND PAGING OPERATIONS
                          PROPORTIONATE OPERATING DATA
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

    The following table sets forth unaudited, supplemental financial data for BellSouth's domestic cellular and paging operations reflecting proportionate consolidation of entities in which BellSouth has an interest. This presentation differs from the consolidation metholodology used to prepare BellSouth's principal financial statements in accordance with generally accepted accounting principles. The proportionate operating data reflect BellSouth's ownership percentage of entities consolidated for financial reporting purposes and BellSouth's ownership percentage in the entities which are accounted for on the equity method for financial reporting purposes.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                  ----------------------------
                                                                                      1993           1992
                                                                                  -------------  -------------
Cellular Revenue, net (1).......................................................  $   1,150,288  $     918,885
Paging and Other Revenue, net (1)...............................................        189,824        175,567
                                                                                  -------------  -------------
    Total Revenues..............................................................      1,340,112      1,094,452
                                                                                  -------------  -------------
Operating Expenses..............................................................        820,945        689,454
Depreciation and Amortization...................................................        242,481        184,074
                                                                                  -------------  -------------
    Total Operating Expenses....................................................      1,063,426        873,528
                                                                                  -------------  -------------
Operating Income................................................................        276,686        220,924
Other Expenses, net (including interest and taxes)..............................        136,216        125,963
                                                                                  -------------  -------------
Net Income......................................................................  $     140,470  $      94,961
                                                                                  -------------  -------------
                                                                                  -------------  -------------
Operating Margins as a Percentage of Revenue:
  Including Depreciation and Amortization.......................................          20.65%         20.19%
  Excluding Depreciation and Amortization.......................................          38.74%         37.00%
Operational Comparisons:
  Proportionate Cellular Population Served......................................     38,845,000     37,549,000
  Proportionate Cellular Customers..............................................      1,559,100      1,118,100
  Proportionate Paging Customers................................................      1,232,200        977,200

- ------------------------
(1)  Includes equipment revenue, net of cost.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No change in accountants or disagreements on the adoption of appropriate accounting standards or financial disclosure has occurred during the periods included in this report.

                                    PART III

ITEMS 10 THROUGH 13.

    Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure on page 22 in Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A.

    The additional information required by these items will be included in the registrant's definitive proxy statement dated March 14, 1994 as follows, and is herein incorporated by reference pursuant to General Instruction G(3):

                                                                                                                 PAGE(S) IN
                                                                                                                 DEFINITIVE
   ITEM                                                DESCRIPTION                                             PROXY STATEMENT
   -----     ------------------------------------------------------------------------------------------------  ---------------
       10.   Directors and Executive Officers of the Registrant..............................................         3-8; 18
       11.   Executive Compensation..........................................................................      4-5; 14-18
       12.   Security Ownership of Certain Beneficial Owners and Management..................................               8
       13.   Certain Relationships and Related Transactions..................................................              13

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                               PAGE(S) IN THIS
                                                                                  FORM 10-K
                                                                               ---------------
  a.    Documents filed as a part of the report:
        (1)    Financial Statements:
               Report of Independent Accountants...........................             38
               Consolidated Statements of Income...........................             39
               Consolidated Balance Sheets.................................             40
               Consolidated Statements of Shareholders' Equity.............             41
               Consolidated Statements of Cash Flows.......................             42
               Notes to Consolidated Financial Statements..................          43-59
        (2)    Financial Statement Schedules:
               II. -- Amounts Receivable from Related Parties and
                Underwriters, Promoters, and Employees Other than Related
                      Parties..............................................          67-68
               V. -- Property, Plant and Equipment.........................          69-70
               VI. -- Accumulated Depreciation.............................          71-72
               VIII. -- Allowance for Uncollectibles.......................             73
               X. -- Supplementary Income Statement Information............             74

    Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.

        (3)    Exhibits:
               Exhibits identified in parentheses  below, on file with  the
                SEC, are incorporated herein by reference as exhibits hereto. All management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form
                10-K Report pursuant  to Item 14(c)  are filed as  Exhibits
                10a through 10z, inclusive.

 EXHIBIT
 NUMBER
- ---------
 3a        Articles of Incorporation of BellSouth Corporation. (Exhibit 3a to Form 10-K for the year ended December 31,
           1990, File No. 1-8607).
 3b        Bylaws of BellSouth Corporation.
 4         BellSouth Corporation Shareholder Rights Agreement. (Exhibit 4-b to Form 8-K. Date of report November 27,
           1989).
 4a        No instrument which defines the rights of holders of long and intermediate term debt of BellSouth Corporation is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, BellSouth
           Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.
10a        BellSouth Corporation Executive Short Term Incentive Plan. (Exhibit 10d to Form 10-K for the year ended
           December 31, 1991, File No. 1-8607).
10b        BellSouth Corporation Executive Long Term Incentive Plan. (Exhibit 10e to Form 10-K for the year ended
           December 31, 1991, File No. 1-8607).
10c        BellSouth Corporation Executive Long Term Disability and Survivor Protection Plan. (Exhibit 10dd to Form 10-K
           for the year ended December 31, 1985, File No. 1-8607).
10c-1      Amendment dated January 1, 1994 to the BellSouth Corporation Executive Long Term Disability and Survivor
           Protection Plan.
10d        BellSouth Corporation Executive Transfer Plan. (Exhibit 10ee to Registration Statement No. 2-87846).
10e        BellSouth Corporation Death Benefit Program. (Exhibit 10ff to Form 10-K for the year ended December 31, 1989,
           File No. 1-8607).
10f        BellSouth Corporation Plan For Non-Employee Directors' Travel Accident Insurance. (Exhibit 10ii to
           Registration Statement No. 2-87846).
10g        BellSouth Corporation Executive Incentive Award Deferral Plan. (Exhibit 10k to Form 10-K for the year ended
           December 31, 1992, File No. 1-8607).
10h        BellSouth Corporation Stock Option Plan. (Exhibit 10l to Form 10-K for the year ended December 31, 1991, File
           No. 1-8607).
10i        BellSouth Corporation Nonqualified Deferred Compensation Plan. (Exhibit 10m to Form 10-K for the year ended
           December 31, 1992, File No. 1-8607).
10j        BellSouth Corporation Supplemental Executive Retirement Plan. (Exhibit 10n to Form 10-K for the year ended
           December 31, 1992, File No. 1-8607).
10k        BellSouth Management Savings and Employee Stock Ownership Plan as amended and restated effective as of July
           1, 1989. (Exhibit 10ll to Form 10-K for the year ended December 31, 1989, File No. 1-8607).

 EXHIBIT
 NUMBER
- ---------
10k-1      Amendments dated July 1, 1989, October 18, 1989 and January 1, 1990 to the BellSouth Management Savings and
           Employee Stock Ownership Plan. (Exhibit 10ll-1 to Form 10-K for the year ended December 31, 1989, File No.
           1-8607).
10k-2      Amendment dated August 22, 1990 to the BellSouth Management Savings and Employee Stock Ownership Plan.
           (Exhibit 10ll-2 to Form 10-K for the year ended December 31, 1990, File No. 1-8607).
10k-3      Amendment dated July 17, 1991 to the BellSouth Management Savings and Employee Stock Ownership Plan. (Exhibit
           10p-2 to Form 10-K for the year ended December 31, 1991, File No. 1-8607).
10k-4      Amendment dated September 3, 1992 to the BellSouth Management Savings and Employee Stock Ownership Plan.
           (Exhibit 10o-4 to Form 10-K for the year ended December 31, 1992, File No. 1-8607).
10k-5      Amendment dated October 26, 1992 to the BellSouth Management Savings and Employee Stock Ownership Plan.
           (Exhibit 10o-5 to Form 10-K for the year ended December 31, 1992, File No. 1-8607).
10k-6      Amendment dated July 13, 1993 to the BellSouth Management Savings and Employee Stock Ownership Plan.
10k-7      Amendment dated October 27, 1993 to the BellSouth Management Savings and Employee Stock Ownership Plan.
10l        BellSouth Corporation Directors Retirement Plan. (Exhibit 10qq to Form 10-K for the year ended December 31,
           1986, File No. 1-8607).
10m        BellSouth Corporation Financial Counseling Plan. (Exhibit 10r to Form 10-K for the year ended December 31,
           1992, File No. 1-8607).
10n        BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors. (Exhibit 10gg to Registration
           Statement No. 2-87846).
10o        BellSouth Corporation Executive Life Insurance Plan. (Exhibit 10v to Form 10-K for the year ended December
           31, 1992, File No. 1-8607).
10p        BellSouth Corporation Stock Option Plan for Non-Employee Directors. (Exhibit 10z to Form 10-K for the year ended December 31, 1991, File No. 1-8607).
10q        BellSouth Corporation Executive Shareholder Return Cash Plan. (Exhibit 10x to Form 10-K for the year ended
           December 31, 1992, File No. 1-8607).
10r        Form of Executive Officer Succession and Retirement Agreement. (Exhibit 10y to Form 10-K for the year ended
           December 31, 1992, File No. 1-8607).
10s        BellSouth Non-Employee Director's Charitable Contribution Program. (Exhibit 10z to Form 10-K for the year ended December 31, 1992, File No. 1-8607).
10t        BellSouth Personal Retirement Account Pension Plan. (Exhibit 10aa to Form 10-Q for the quarter ended June 30,
           1993, File No. 1-8607).
10t-1      Amendment dated August 9, 1993 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10aa-1 to
           Form 10-Q for the quarter ended September 30, 1993, File No. 1-8607).

 EXHIBIT
 NUMBER
- ---------
10t-2      Amendments dated October 15, 1993 and November 12, 1993 to the BellSouth Personal Retirement Account Pension
           Plan.
10u        BellSouth Corporation Trust Under Executive Benefit Plan(s). (Exhibit 10bb to Form 10-Q for the quarter ended
           June 30, 1993, File No. 1-8607).
10v        BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s). (Exhibit 10cc to Form 10-Q for the
           quarter ended June 30, 1993, File No. 1-8607).
10w        BellSouth Corporation Trust Under Board of Directors Benefit Plan(s). (Exhibit 10dd to Form 10-Q for the
           quarter ended September 30, 1993, File No. 1-8607).
10x        BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s). (Exhibit 10ee to Form 10-Q
           for the quarter ended September 30, 1993, File No. 1-8607).
10y        BellSouth Enterprises, Inc. Trust Under Executive Benefit Plan(s).
11         Computation of Earnings Per Share.
12         Computation of Ratio of Earnings to Fixed Charges. (Page 24 of this Form 10-K).
21         Subsidiaries of BellSouth.
24         Powers of Attorney.
99a        Annual report on Form 11-K for BellSouth Management Savings and Employee Stock Ownership Plan for the fiscal year ended December 31, 1993 (to be filed as an amendment hereto within 180 days of the end of the period covered by this report).
99b        Annual report on Form 11-K for BellSouth Savings and Security ESOP Plan for the fiscal year ended December
           31, 1993 (to be filed as an amendment hereto within 180 days of the end of the period covered by this report).
99c        Annual report on Form 11-K for BellSouth Enterprises Retirement Savings Plan for the fiscal year ended
           December 31, 1993 (to be filed as an amendment hereto within 180 days of the end of the period covered by this report).

b. Reports on Form 8-K:

    BellSouth Corporation -- Third quarter earnings release. Date of Report October 21, 1993.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BELLSOUTH CORPORATION

                                                /s/ RONALD M. DYKES
                                          --------------------------------------
                                                Ronald M. Dykes
                                                VICE PRESIDENT AND COMPTROLLER
                                                March 28, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:
John L. Clendenin*
CHAIRMAN OF THE BOARD AND
CHIEF EXECUTIVE OFFICER

PRINCIPAL FINANCIAL OFFICER:
Earle Mauldin*
EXECUTIVE VICE PRESIDENT
CHIEF FINANCIAL OFFICER

PRINCIPAL ACCOUNTING OFFICER:
Ronald M. Dykes*
VICE PRESIDENT AND COMPTROLLER

DIRECTORS:
F. Duane Ackerman*
Reuben V. Anderson*
James H. Blanchard*
Andrew F. Brimmer*
J. Hyatt Brown*
John L. Clendenin*
Armando M. Codina*
Marshall M. Criser*

Gordon B. Davidson*
Phyllis Burke Davis*
William O. McCoy*
John G. Medlin, Jr.*
C. Dixon Spangler, Jr.*
Ronald A. Terry*
Thomas R. Williams*
J. Tylee Wilson*

                                          *By:        /s/ RONALD M. DYKES

                                          --------------------------------------
                                                        Ronald M. Dykes
                                                     (INDIVIDUALLY AND AS
                                                    ATTORNEY-IN-FACT)
                                                        March 28, 1994

                 REPORT AND CONSENT OF INDEPENDENT ACCOUNTANTS

    Our report on the consolidated financial statements of BellSouth Corporation is included on page 38 of this Form 10-K. In connection with our audits of the financial statements, we have also audited the related financial statement schedules listed in the index on page 61 of this Form 10-K.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          /s/ COOPERS & LYBRAND

Atlanta, Georgia
February 3, 1994

    We consent to the incorporation by reference in the registration statements of BellSouth Corporation on Form S-3 (Nos. 33-29411, 33-22785, 33-48929, 33-49461 and 33-51449) and Form S-8 (Nos. 33-38265, 33-38264, 33-38263,
33-30773,  33-30772, 33-26518,  33-12165, 2-94802  and 33-49459)  of our reports dated February 3, 1994, on our audits of the consolidated financial statements and financial statement schedules of BellSouth Corporation as of December 31, 1993 and 1992, and for the years ended December 31, 1993, 1992 and 1991, which reports are included in this Annual Report on Form 10-K.

                                          /s/ COOPERS & LYBRAND

Atlanta, Georgia
March 28, 1994

                             BELLSOUTH CORPORATION
    SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                                 (IN MILLIONS)

                 COL. A                     COL. B       COL. C              COL. D                    COL. E
- ----------------------------------------------------------------------------------------------------------------------
                                                                           DEDUCTIONS              BALANCE AT END
                                          BALANCE AT                ------------------------         OF PERIOD
                                           BEGINNING                    (1)          (2)      ------------------------
                                              OF                      AMOUNTS      AMOUNTS        (1)          (2)
             NAME OF DEBTOR                 PERIOD      ADDITIONS    COLLECTED   WRITTEN OFF    CURRENT    NOT CURRENT
- ----------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1993
Houston Cellular Telephone Company (a)..   $    17.0           1.0         12.4        --      $      5.6   $    --
Galveston Cellular Telephone Company
 (a)....................................   $     1.0            .1           .1        --      $      1.0   $    --
MCTA....................................   $      .2            .1           .3        --      $      --    $    --
Los Angeles Cellular Telephone Company..   $      .4           2.6          2.0        --      $      1.0   $    --
CSL 1100 Peachtree Assoc. (b)...........   $    98.9          --           --          --      $     98.9   $    --
CSL Chastain Assoc. (c).................   $    23.1          --            6.3        --      $     16.8   $    --
CSL Birmingham Assoc. (d)...............   $   103.0           6.6         75.9        --      $     10.5   $    23.2
CSL Western Way Assoc. (e)..............   $     5.4          --            1.0        --      $      4.4   $    --
CSL Exchange South Assoc. (e)...........   $     8.9          --            3.6        --      $      5.3   $    --
CSL 1155 Peachtree Assoc. (f)...........   $    52.1           3.8          3.8        --      $      --    $    52.1
FOR THE YEAR ENDED DECEMBER 31, 1992
Houston Cellular Telephone Company (a)..   $    14.6           3.4          1.0        --      $      1.2   $    15.8
Galveston Cellular Telephone Company
 (a)....................................   $    --             1.0         --          --      $      --    $     1.0
MCTA....................................   $      .1            .2           .1        --      $      --    $      .2
Los Angeles Cellular Telephone Company..   $      .6           2.4          2.6        --      $      0.4   $    --
CSL 1100 Peachtree Assoc. (b)...........   $    87.4          11.5         --          --      $     98.9   $    --
CSL Chastain Assoc. (c).................   $    22.5            .6         --          --      $     23.1   $    --
CSL Birmingham Assoc. (d)...............   $   102.0           6.9          5.9        --      $     22.5   $    80.5
CSL Western Way Assoc. (e)..............   $     5.0            .4         --          --      $      5.4   $    --
CSL Exchange South Assoc. (e)...........   $     8.6            .3         --          --      $      8.9   $    --
CSL 1155 Peachtree Assoc. (f)...........   $    52.1           3.8          3.8        --      $      --    $    52.1
FOR THE YEAR ENDED DECEMBER 31, 1991
Houston Cellular Telephone Company (a)..   $    11.6           5.7          2.7        --      $      1.1   $    13.5
MCTA....................................   $    --              .1         --          --      $       .1   $    --
Los Angeles Cellular Telephone Company..   $      .1           2.6          2.1        --      $       .6   $    --
CSL 1100 Peachtree Assoc. (b)...........   $    65.5          21.9         --          --      $     87.4   $    --
CSL Chastain Assoc. (c).................   $    21.8            .7         --          --      $     22.5   $    --
CSL Birmingham Assoc. (d)...............   $   104.4          10.7         13.1        --      $     21.5   $    80.5
CSL Western Way Assoc. (e)..............   $     4.0           1.0         --          --      $      5.0   $    --
CSL Exchange South Assoc. (e)...........   $     7.2           1.4         --          --      $      8.6   $    --
CSL 1155 Peachtree Assoc. (f)...........   $    52.1           3.9          3.9        --      $      --    $    52.1

                              NOTES TO SCHEDULE II

(a) Amounts receivable include a note due June 1, 1994. Interest at a rate of Prime + 1% is due monthly. Collateral for the note is a security agreement.
(b) The note is payable on demand and matures April 1, 1994. The interest rate fluctuates with the Federal Funds rate.
(c) The note is payable on demand. The interest rate fluctuates with the Federal Funds rate.
(d) Amounts receivable include 1) a note payable on demand and maturing October 1, 1999. The interest rate fluctuates with the Federal Funds rate. 2) a note due October 1, 1999 with interest at a rate of 8.85% due semiannually.
(e) The note is payable on demand and matures January 1, 1995. The interest rate fluctuates with the Federal Funds rate.
(f) The note is due January 15, 1998. Interest at a rate of 9.31% is due semiannually.

                             BELLSOUTH CORPORATION
                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1993
                             (DOLLARS IN MILLIONS)

                COL. A                    COL. B      COL. C        COL. D       COL. E     COL. F
- ----------------------------------------------------------------------------------------------------
                                        BALANCE AT                                          BALANCE
                                         BEGINNING   ADDITIONS                                AT
                                            OF        AT COST     RETIREMENTS     OTHER     END OF
            CLASSIFICATION                PERIOD        (A)           (B)        CHANGES    PERIOD
- ----------------------------------------------------------------------------------------------------
Land & Land Improvements..............   $    173.3  $     2.4    $      (0.6)  $     0.8  $   175.9
Buildings and Building Improvements...      2,548.4       56.8          (11.5)       76.4    2,670.1
Leasehold Improvements................        237.1       17.6           (7.5)       37.1      284.3
Operating & Other Equipment...........      1,708.3      267.4         (137.0)      168.1    2,006.8
Furniture and Fixtures................      2,211.5      239.2         (184.7)       96.6    2,362.6
Central Office Equipment..............     13,893.9      258.3         (820.6)    1,336.4   14,668.0
Outside Plant.........................     17,813.5      643.6(c)      (222.3)      360.9   18,595.7
Station Equipment.....................        612.9       63.9          (51.3)        5.9      631.4
Capital Leases........................         70.0        3.7          (10.6)       (0.7)      62.4
Construction in Progress..............        516.5    2,042.5(d)        (6.2)   (2,055.6)     497.2
Other Plant...........................         15.5        0.0            0.0         4.9       20.4
                                        -----------  ---------    -----------   ---------  ---------
  Total Property, Plant and
   Equipment..........................   $ 39,800.9  $ 3,595.4    $  (1,452.3)  $    30.8  $41,974.8
                                        -----------  ---------    -----------   ---------  ---------
                                        -----------  ---------    -----------   ---------  ---------

                          YEAR ENDED DECEMBER 31, 1992
                             (DOLLARS IN MILLIONS)

                COL. A                    COL. B      COL. C        COL. D       COL. E     COL. F
- ----------------------------------------------------------------------------------------------------
                                        BALANCE AT                                          BALANCE
                                         BEGINNING   ADDITIONS                                AT
                                            OF        AT COST     RETIREMENTS     OTHER     END OF
            CLASSIFICATION                PERIOD        (A)           (B)        CHANGES    PERIOD
- ----------------------------------------------------------------------------------------------------
Land & Land Improvements..............   $    176.0  $     2.0    $      (5.9)  $     1.2  $   173.3
Buildings and Building Improvements...      2,461.4       28.4          (16.9)       75.5    2,548.4
Leasehold Improvements................        206.3       32.0           (3.6)        2.4      237.1
Operating & Other Equipment...........      1,483.4      323.4         (184.8)       86.3    1,708.3
Furniture and Fixtures................      2,141.1      217.5         (262.3)      115.2    2,211.5
Central Office Equipment..............     13,182.3      166.9         (555.8)    1,100.5   13,893.9
Outside Plant.........................     17,050.8      653.0(c)      (194.8)      304.5   17,813.5
Station Equipment.....................      1,267.2       48.4         (708.9)        6.2      612.9
Capital Leases........................         83.7        5.7          (19.1)       (0.3)      70.0
Construction in Progress..............        325.4    1,763.6(d)        (0.8)   (1,571.7)     516.5
Other Plant...........................         25.7       24.7           (0.3)      (34.6)      15.5
                                        -----------  ---------    -----------   ---------  ---------
  Total Property, Plant and
   Equipment..........................   $ 38,403.3  $ 3,265.6    $  (1,953.2)  $    85.2  $39,800.9
                                        -----------  ---------    -----------   ---------  ---------
                                        -----------  ---------    -----------   ---------  ---------

The notes on Page 70 are an integral part of this schedule

                             BELLSOUTH CORPORATION
            SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT (CONTINUED)
                          YEAR ENDED DECEMBER 31, 1991
                             (DOLLARS IN MILLIONS)

                COL. A                    COL. B      COL. C        COL. D       COL. E     COL. F
- ----------------------------------------------------------------------------------------------------
                                        BALANCE AT                                          BALANCE
                                         BEGINNING   ADDITIONS                                AT
                                            OF        AT COST     RETIREMENTS     OTHER     END OF
            CLASSIFICATION                PERIOD        (A)           (B)        CHANGES    PERIOD
- ----------------------------------------------------------------------------------------------------
Land & Land Improvements..............   $    173.8  $     1.5    $      (0.4)  $     1.1  $   176.0
Buildings and Building Improvements...      2,385.5       30.8          (10.1)       55.2    2,461.4
Leasehold Improvements................        173.4       35.9           (3.9)        0.9      206.3
Operating & Other Equipment...........      1,269.4      299.6         (131.1)       45.5    1,483.4
Furniture and Fixtures................      2,001.2      189.6         (225.4)      175.7    2,141.1
Central Office Equipment..............     12,467.9      201.7         (798.6)    1,311.3   13,182.3
Outside Plant.........................     16,340.8      674.2(c)      (240.5)      276.3   17,050.8
Station Equipment.....................      1,399.1       52.0         (189.1)        5.2    1,267.2
Capital Leases........................        116.2       22.7          (55.2)        0.0       83.7
Construction in Progress..............        459.2    1,683.6(d)        (3.2)   (1,814.2)     325.4
Other Plant...........................         25.1        0.3           (0.4)        0.7       25.7
                                        -----------  ---------    -----------   ---------  ---------
  Total Property, Plant and
   Equipment..........................   $ 36,811.6  $ 3,191.9    $  (1,657.9)  $    57.7  $38,403.3
                                        -----------  ---------    -----------   ---------  ---------
                                        -----------  ---------    -----------   ---------  ---------
                                        NOTES TO SCHEDULE V

(a) Additions shown include: (1) the original cost (estimated if not known) of reused material, which is concurrently credited to material and supplies, and (2) interest charged construction.
(b)  Items  of  telephone  plant when  retired  or  sold are  deducted  from the property accounts at the amounts at which they are included therein, estimated if not known.
(c) The material components of additions to Outside Plant are aerial, underground and buried cable, and conduit systems.
(d) The material components of Construction in Progress are Central Office Equipment, Outside Plant and Data Processing Equipment.

                             BELLSOUTH CORPORATION
                    SCHEDULE VI -- ACCUMULATED DEPRECIATION
                          YEAR ENDED DECEMBER 31, 1993
                             (DOLLARS IN MILLIONS)

                 COL. A                     COL. B       COL. C         COL. D       COL. E     COL. F
- --------------------------------------------------------------------------------------------------------
                                          BALANCE AT    ADDITIONS                               BALANCE
                                           BEGINNING   CHARGED TO                                 AT
                                              OF         EXPENSE                      OTHER     END OF
             CLASSIFICATION                 PERIOD         (A)        RETIREMENTS    CHANGES    PERIOD
- --------------------------------------------------------------------------------------------------------
Land Improvements.......................   $      2.1   $      0.1    $      (0.1)  $    (0.7) $     1.4
Buildings and Building Improvements.....        632.9         57.3          (21.3)        6.2      675.1
Leasehold Improvements..................         92.5         27.9           (1.5)       (0.7)     118.2
Operating & Other Equipment.............        668.7        198.0          (78.0)      (31.4)     757.3
Furniture and Fixtures..................      1,039.5        329.5         (155.7)       (3.6)   1,209.7
Central Office Equipment................      5,204.9      1,365.2(c)      (737.5)       (0.4)   5,832.2
Outside Plant...........................      7,380.8      1,018.5(d)      (248.1)       (0.6)   8,150.6
Station Equipment.......................        349.0         46.8          (40.3)        0.6      356.1
Capital Leases..........................         34.1         12.9          (10.6)       (1.4)      35.0
Depreciation Reserve Imbalance (b)......        123.8         47.6            0.0         0.0      171.4
                                          -----------  -----------    -----------   ---------  ---------
  Total Accumulated Depreciation........   $ 15,528.3   $  3,103.8    $  (1,293.1)  $   (32.0) $17,307.0
                                          -----------  -----------    -----------   ---------  ---------
                                          -----------  -----------    -----------   ---------  ---------

                          YEAR ENDED DECEMBER 31, 1992
                             (DOLLARS IN MILLIONS)

                 COL. A                     COL. B       COL. C         COL. D       COL. E     COL. F
- --------------------------------------------------------------------------------------------------------
                                          BALANCE AT    ADDITIONS                               BALANCE
                                           BEGINNING   CHARGED TO                                 AT
                                              OF         EXPENSE                      OTHER     END OF
             CLASSIFICATION                 PERIOD         (A)        RETIREMENTS    CHANGES    PERIOD
- --------------------------------------------------------------------------------------------------------
Land Improvements.......................   $      2.0   $      0.1    $      (0.1)  $     0.1  $     2.1
Buildings and Building Improvements.....        589.7         53.3          (10.0)       (0.1)     632.9
Leasehold Improvements..................         79.1         17.7           (3.1)       (1.2)      92.5
Operating & Other Equipment.............        585.7        156.7          (83.4)        9.7      668.7
Furniture and Fixtures..................        940.2        362.5         (259.9)       (3.3)   1,039.5
Central Office Equipment................      4,406.0      1,354.9(c)      (555.8)       (0.2)   5,204.9
Outside Plant...........................      6,739.8        835.7(d)      (194.8)        0.1    7,380.8
Station Equipment.......................        933.2        124.8         (708.9)       (0.1)     349.0
Capital Leases..........................         32.5         17.4          (15.9)        0.1       34.1
Depreciation Reserve Imbalance (b)......         36.6        109.2            0.0       (22.0)     123.8
                                          -----------  -----------    -----------   ---------  ---------
  Total Accumulated Depreciation........   $ 14,344.8   $  3,032.3    $  (1,831.9)  $   (16.9) $15,528.3
                                          -----------  -----------    -----------   ---------  ---------
                                          -----------  -----------    -----------   ---------  ---------

The notes on Page 72 are an integral part of this Schedule.

                             BELLSOUTH CORPORATION
                    SCHEDULE VI -- ACCUMULATED DEPRECIATION
                          YEAR ENDED DECEMBER 31, 1991
                             (DOLLARS IN MILLIONS)

                 COL. A                     COL. B       COL. C         COL. D      COL. E     COL. F
- -------------------------------------------------------------------------------------------------------
                                          BALANCE AT    ADDITIONS                              BALANCE
                                           BEGINNING   CHARGED TO                                AT
                                              OF         EXPENSE                     OTHER     END OF
             CLASSIFICATION                 PERIOD         (A)        RETIREMENTS   CHANGES    PERIOD
- -------------------------------------------------------------------------------------------------------
Land Improvements.......................   $      2.0   $      0.1    $      (0.1)  $   0.0   $     2.0
Buildings and Building Improvements.....        550.1         56.4          (12.4)     (4.4)      589.7
Leasehold Improvements..................         59.0         19.8           (4.6)      4.9        79.1
Operating & Other Equipment.............        511.8        168.3          (88.2)     (6.2)      585.7
Furniture and Fixtures..................        802.3        298.2         (163.4)      3.1       940.2
Central Office Equipment................      4,032.5      1,158.4(c)      (784.5)     (0.4)    4,406.0
Outside Plant...........................      6,149.8        857.8(d)      (267.5)     (0.3)    6,739.8
Station Equipment.......................      1,039.2         68.8         (176.0)      1.2       933.2
Capital Leases..........................         57.3         20.8          (59.5)     13.9        32.5
Depreciation Reserve Imbalance (b)......       (299.1)       273.1            0.0      62.6        36.6
                                          -----------  -----------    -----------   -------   ---------
  Total Accumulated Depreciation........   $ 12,904.9   $  2,921.7    $  (1,556.2)  $  74.4   $14,344.8
                                          -----------  -----------    -----------   -------   ---------
                                          -----------  -----------    -----------   -------   ---------
                                         NOTES TO SCHEDULE VI

(a) Depreciation as stated in the statements of income includes certain minor amounts which are not credited to this account.
(b) Classification authorized by the FCC and state regulatory commissions to improve capital recovery.
(c) The material components of additions to Central Office Equipment are analog switching equipment, digital electronic switching equipment and circuit equipment.
(d) The material components of additions to Outside Plant are aerial, underground and buried cable, and conduit systems.

                             BELLSOUTH CORPORATION
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                          ALLOWANCE FOR UNCOLLECTIBLES
                             (DOLLARS IN MILLIONS)

               COL. A                    COL. B               COL. C              COL. D       COL. E
- --------------------------------------------------------------------------------------------------------
                                                            ADDITIONS
                                                    --------------------------
                                       BALANCE AT                 CHARGED TO
                                        BEGINNING                    OTHER                   BALANCE AT
                                           OF       CHARGED TO     ACCOUNTS     DEDUCTIONS     END OF
             DESCRIPTION                 PERIOD       EXPENSE         (A)           (B)        PERIOD
- --------------------------------------------------------------------------------------------------------
Year Ended December 31,
  1993                                  $   123.0         211.8         131.0         316.2   $    149.6
  1992                                  $   121.1         201.3         159.1         358.5   $    123.0
  1991                                  $   112.4         198.7         151.0         341.0   $    121.1

- ------------------------
(a) Amounts include increases to this account for anticipated uncollectibles related to purchased receivables and for recoveries of amounts previously written off.
(b) Amounts include receivables written off as uncollectible and balances related to subsidiaries sold.

                             BELLSOUTH CORPORATION
            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                             (DOLLARS IN MILLIONS)

                         COLUMN A                                       COLUMN B
- -----------------------------------------------------------  -------------------------------
                           ITEM                               CHARGED TO COSTS OR EXPENSES
- -----------------------------------------------------------  -------------------------------
                                                               1993       1992       1991
                                                             ---------  ---------  ---------
Maintenance................................................  $ 2,602.4  $ 2,529.7  $ 2,365.7
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------
TAXES, OTHER THAN INCOME AND PAYROLL-RELATED
  Property.................................................  $   426.7  $   414.2  $   406.7
  Gross receipts...........................................      157.7      146.1      138.8
  Other....................................................       25.7       34.1       31.1
                                                             ---------  ---------  ---------
    Total Taxes, Other Than Income and Payroll-related.....  $   610.1  $   594.4  $   576.6
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------