Form 10-Q
period 1994-03-31
BELLSOUTH CORP
filed 1994-05-13
CIK 732713

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549




FORM 10-Q
         (Mark One)
             _
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

             _
            | |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from        to


Commission file number 1-8607





BELLSOUTH CORPORATION
(Exact name of registrant as specified in its charter)


            Georgia                            58-1533433
            (State of                          (I.R.S. Employer
            Incorporation)                     Identification Number)


1155 Peachtree Street, N. E., Atlanta, Georgia  30367-6000
        (Address of principal executive offices)       (Zip Code)

Registrant's telephone number 404 249-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X .   No    .

At May 10, 1994, a total of 496,172,523 common shares were outstanding.

PART I - FINANCIAL INFORMATION

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)
(In Millions, Except Per Share Amounts)

                                                    For the Three Months
                                                       Ended March 31,
                                                      1994         1993

Operating Revenues:                                              (Restated)
  Network and Related Services
    Local service                                   $1,679.7     $1,618.4
    Interstate access                                  802.4        749.4
    Intrastate access                                  230.1        215.5
    Toll                                               300.2        305.1
  Directory advertising and publishing                 344.8        329.9
  Wireless communications                              453.9        352.6
  Other services                                       313.2        262.8
     Total Operating Revenues                        4,124.3      3,833.7

Operating Expenses:
  Cost of services and products                      1,492.3      1,490.8
  Depreciation and amortization                        798.4        767.6
  Selling, general and administrative                  821.4        771.2
     Total Operating Expenses                        3,112.1      3,029.6

Operating Income                                     1,012.2        804.1
Interest Expense                                       164.9        180.0
Other Income, net                                       59.5          8.9

Income Before Income Taxes and
  Cumulative Effect of Change
    in Accounting Principle                            906.8        633.0

Provision for Income Taxes                             321.5        221.8

Income Before Cumulative Effect
  of Change in Accounting Principle                    585.3        411.2

Cumulative Effect of Change in
  Accounting Principle, net of tax                      -           (67.4)

Net Income                                          $  585.3     $  343.8

Weighted Average Common Shares Outstanding             496.5        495.4

Dividends Declared Per Common Share                 $    .69     $    .69

Earnings Per Share:
  Income Before Cumulative Effect of
    Change in Accounting Principle                  $   1.18     $    .83
  Cumulative Effect of Change in
    Accounting Principle, net of tax                     -           (.14)
        Net Income                                  $   1.18     $    .69

The accompanying notes are an integral part of these financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Millions)

                                                     March 31,   December 31,
                                                       1994         1993
                                                    (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                         $   597.3    $   501.5
  Temporary cash investments                             33.4         49.0
  Accounts receivable, net of allowance
   for uncollectibles of $148.6 and $149.6            2,708.9      2,985.2
  Material and supplies                                 415.5        418.7
  Other current assets                                  454.4        364.6
                                                      4,209.5      4,319.0

Investments and Advances                              2,432.5      2,039.4

Property, Plant and Equipment, net                   24,634.1     24,667.8

Deferred Charges and Other Assets                       541.3        512.2

Intangible Assets, net                                1,328.7      1,334.9

     Total Assets                                   $33,146.1    $32,873.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Debt maturing within one year                     $ 1,644.6    $ 1,838.6
  Accounts payable                                      981.6        979.0
  Other current liabilities                           2,908.7      2,943.8
                                                      5,534.9      5,761.4

Long-Term Debt                                        7,498.9      7,380.7

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                   3,531.0      3,465.3
  Unamortized investment tax credits                    498.6        515.9
  Other liabilities and deferred credits              2,300.7      2,255.8
                                                      6,330.3      6,237.0

Shareholders' Equity:
  Common stock, $1 par value                            502.4        501.6
  Paid-in capital                                     8,065.2      8,009.4
  Retained earnings                                   6,165.2      5,919.3
  Shares held in trust                                 (336.2)      (292.6)
  Guarantee of ESOP debt                               (614.6)      (643.5)
                                                     13,782.0     13,494.2

     Total Liabilities & Shareholders' Equity       $33,146.1    $32,873.3


The accompanying notes are an integral part of these financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)
                                                        For the Three Months
                                                           Ended March 31,
                                                        1994           1993
                                                                    (Restated)
Cash Flows from Operating Activities:
   Net income.......................................  $  585.3       $  343.8
   Adjustments to net income:
      Depreciation..................................     785.0          751.7
      Amortization of intangibles...................      13.4           15.9
      Dividends received from unconsolidated
       affiliates...................................      30.4           43.2
      Losses/(earnings) of unconsolidated
       affiliates...................................      15.1           (6.8)
      Provision for losses on bad debts.............      44.8           50.1
      Deferred income taxes and unamortized
       investment tax credits.......................     (18.6)         (50.9)
      Change in accounting principle, net of tax....        -            67.4
      Gain on sale of operations...................      (70.6)            -
      Allowance for funds used during construction..      (4.0)          (5.4)
      Net change in accounts receivable.............      49.5          (15.7)
      Net change in material and supplies...........     (23.8)         (11.7)
      Net change in accounts payable and
       other current liabilities....................     (36.8)        (248.8)
      Net change in deferred charges and
       other assets.................................    (127.1)         (84.7)
      Net change in other liabilities and
       deferred credits.............................     135.4           18.8
      Other reconciling items, net..................       (.4)           5.1
         Net cash provided by operating activities..   1,377.6          872.0

Cash Flows from Investing Activities:
   Capital expenditures.............................    (735.7)        (764.2)
   Proceeds from disposals of property, plant
    and equipment...................................      37.0           29.8
   Proceeds from disposition of short-term
    investments.....................................      36.8           44.4
   Purchase of short-term investments...............     (21.1)         (34.0)
   Investment Dispositions..........................      83.8             -
   Investments in/advances to unconsolidated
    affiliates......................................    (278.1)         (93.4)
   Proceeds from repayment of loans and advances....       4.5            9.5
   Other investing activities, net..................        .1             .2
         Net cash used for investing activities.....    (872.7)        (807.7)

Cash Flows from Financing Activities:
   Proceeds from short-term borrowings..............   5,561.8        3,472.2
   Repayments of short-term borrowings..............  (5,739.6)      (3,283.1)
   Proceeds of long-term debt.......................     142.8          423.7
   Repayment of long-term debt......................     (27.4)        (529.0)
   Payment of capital lease obligations.............      (3.1)          (3.3)
   Proceeds from issuing common and treasury shares.       2.5           20.8
   Dividends paid...................................    (346.1)        (274.3)
      Net cash used for financing activities........    (409.1)        (173.0)

Net Increase/(Decrease) in Cash and
 Cash Equivalents...................................      95.8         (108.7)
Cash and Cash Equivalents at Beginning of Period....     501.5          265.5
Cash and Cash Equivalents at End of Period..........  $  597.3        $ 156.8

The accompanying notes are an integral part of these financial statements.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In Millions, Except Per Share Amounts)


(a)  Preparation of Interim Financial Statements

The consolidated financial statements of BellSouth Corporation ("BellSouth") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain amounts have been reclassified from previous presentations. In the opinion of BellSouth, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, BellSouth believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in BellSouth's latest annual report on Form 10-K.

(b)  BellSouth Corporation Consolidated Shareholders' Equity

                           Common  Paid-In   Retained Shares Held  Guarantee of
                            Stock  Capital   Earnings   in Trust     ESOP Debt

Balance at December 31,
 1993..................... $501.6  $8,009.4  $5,919.3    $(292.6)     $(643.5)
Net income................                      585.3
Dividends.................                     (342.3)
Shares issued in
 connection with various
 employee benefit plans...               .7
Shares issued to grantor
 trusts...................     .8      42.8                 (43.6)
Reduction of ESOP debt and
 other related activity...                        2.9                    28.9
Foreign currency
 translation adjustment...             12.3

Balance at
 March 31, 1994........... $502.4  $8,065.2  $6,165.2     $(336.2)    $(614.6)


BellSouth has issued shares to several grantor trusts to provide partial funding for the benefits payable under certain non-qualified benefit plans. The trusts are irrevocable and assets contributed to the trusts can only be used to pay such benefits with certain exceptions. At March 31, 1994, the assets held in the trusts consist of cash and 6,262,087 shares of BellSouth Common Stock.

The total cost of the BellSouth shares as of the date of funding the trusts is included in Common Stock and Paid-in capital; however, because the shares held in trust are not considered outstanding for financial reporting purposes, the shares are reflected separately as Shares Held in Trust, a reduction to Shareholders' Equity. Accordingly, there is no earnings per share impact.

(c)  Supplemental Cash Flow Information

The following supplemental information is presented in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 95, "Statement of Cash Flows":

                                                          For the Three Months
                                                             Ended March 31,
                                                             1994       1993
    Cash paid during the period for:
     Income taxes.......................................    $113.5     $ 69.7

     Interest...........................................    $179.6     $224.9


    Schedule of Noncash Investing and Financing Activities:
     Common shares issued in lieu of cash dividends
      under the Shareholder Reinvestment and Stock
      Purchase Plan ("DRSPP")...........................    $  -       $ 66.4

     Shares issued to grantor trusts....................    $ 43.6     $  -


(d) SFAS No. 112, "Employers' Accounting for Postemployment Benefits"

In the fourth quarter of 1993, BellSouth adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of the change in accounting principle was $67.4 ($.14 per share). Because the change in accounting was retroactive to January 1, 1993, the consolidated financial statements at March 31, 1993 and for the three months then ended have been restated to reflect the adoption of the accounting standard.

BELLSOUTH CORPORATION
SELECTED OPERATING DATA
(Unaudited)

Network Access Lines in Service at March 31 (In Thousands)(a):
                                                            Percentage
                                                        Gain/(Loss) for the
                                                        Three Months Ended
                                                             March 31,
                                                        1994 vs.     1993 vs.
                                              1994        1993         1992
By Category:
  Residence                                 13,880.2       3.10          2.90
  Business                                   5,479.2       6.23          5.48
  Other                                        253.3      (2.88)        (5.64)
    Total Access Lines                      19,612.7       3.87          3.46

By State:
  Alabama                                    1,687.6       3.48          3.21
  Florida                                    5,171.5       4.17          3.63
  Georgia                                    3,224.4       4.65          4.75
  Kentucky                                   1,041.3       3.00          2.92
  Louisiana                                  1,988.6       2.68          2.08
  Mississippi                                1,094.8       3.52          2.52
  North Carolina                             1,923.7       4.39          3.41
  South Carolina                             1,216.1       2.95          2.61
  Tennessee                                  2,264.7       4.07          3.95
    Total Access Lines                      19,612.7       3.87          3.46

                                            For the           Percentage
                                             Three        Gain/(Loss) for the
                                             Months       Three Months Ended
                                             Ended             March 31,
                                            March 31,     1994 vs.    1993 vs.
                                              1994          1993        1992

Access Minutes of Use (In Millions)(a)(b):
  Interstate                                14,050.8        7.94          5.55
  Intrastate                                 4,005.6       11.39          6.74

     Total                                  18,056.4        8.69          5.80

Toll Messages (In Millions)(a)(c)              388.6        5.83         (2.40)



(a) Prior period operating data are revised at later dates to reflect the most current information. The above information reflects the latest data available for the periods indicated.

(b) Minutes of Use are classified as either interstate or intrastate based on the percentage interstate usage factor. This factor is updated periodically.

(c) Effective in 1994, Toll Messages include messages completed under Optional Calling Plans. Prior period Toll Messages volumes have been restated to reflect this change. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Business Volumes."

BELLSOUTH CORPORATION
SELECTED OPERATING DATA - (Continued)


Cellular and Paging Customers Served at March 31 (Equity Basis (d)):

                                                           Percentage Gain
                                                                1994
                                              1994            vs. 1993

Domestic Cellular.......................... 1,682,300           41.0
International Cellular.....................   224,300          134.1
Domestic Paging............................ 1,285,400           24.8



(d) Includes customers served based on BellSouth's ownership percentage in all markets served.

                                       For the Three
                                       Months Ended
                                         March 31,     Year Ended December 31,
                                           1994       1993 1992 1991 1990 1989

Ratio of Earnings to Fixed Charges (e)     5.68       2.98 4.00 3.47 3.68 3.85


(e) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes, gross interest expense, such portion of rental expense representative of the interest factor on such rentals and equity in losses from less-than-50%-owned investments (accounted for under the equity method) less the excess of earnings over distributions from less-than-50%-owned investments (accounted for under the equity method);
    (ii) fixed charges are comprised of gross interest expense and such portion of rental expense representative of the interest factor on such rentals.

Sources of Revenues

Approximately 73% and 75% of BellSouth's Total Operating Revenues for the three month periods ended March 31, 1994 and 1993, respectively, and a greater portion of net income were from wireline services provided by BellSouth Telecommunications. Charges for local service, access services and toll messages for the three months ended March 31, 1994 accounted for approximately 56%, 34%, and 10%, respectively, of the wireline revenues discussed above. Revenues from wireless communications services and directory advertising and publishing services accounted for approximately 11% and 8%, respectively, of Total Operating Revenues for the three months ended March 31, 1994. The remainder of such revenues was derived principally from other nonregulated services provided by BellSouth Telecommunications.

BELLSOUTH CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in Millions, Except Per Share Amounts)

BellSouth Corporation ("BellSouth") is a holding company headquartered in Atlanta, Georgia whose operating telephone company subsidiary, BellSouth Telecommunications, Inc. ("BellSouth Telecommunications") serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides local exchange service and toll communications services within court-defined geographic areas, called Local Access and Transport Areas ("LATAs"), and provides network access services to enable interLATA communications using the long-distance facilities of interexchange carriers. Through subsidiaries, telecommunications-related services and products are provided both inside and outside the nine-state BellSouth Telecommunications' region. BellSouth Enterprises, Inc. ("BellSouth Enterprises"), another wholly-owned subsidiary, owns businesses providing domestic and international wireless communications services and advertising and publishing products.

Results of Operations

                        For the Three Months
                           Ended March 31,           Percentage
                        1994            1993         Change

Net Income              $585.3          $343.8       70.2%

Earnings Per Share      $ 1.18          $  .69       71.0%


Reported earnings for the three months ended March 31, 1994 are a BellSouth record for a quarterly period. Net Income and Earnings Per Share increased $241.5 (70.2%) and $.49 (71.0%), respectively, for the three month period ended March 31, 1994 when compared to the restated results for the same period in 1993. The increases were attributable to revenue growth, driven by improved business volumes, cost control efforts at BellSouth Telecommunications, including expense savings attributable to the restructuring plan implemented in 1993, a previously-disclosed $67.5 ($.14 per share) gain in 1994 on the sale of BellSouth's interest in the cellular telephone business in Mexico and charges in 1993 of $67.4 ($.14 per share) for the retroactive adoption of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," and approximately $25 ($.05 per share) associated with severe 1993 winter weather conditions. After adjusting both quarterly periods for the effect of these unusual items, Net Income and Earnings per share increased $81.6 (18.7%) and $.16 (18.2%), respectively.

Business Volumes

Growth in access lines was particularly strong. The number of access lines in service since March 31, 1993 increased by approximately 730,300, or 3.87%, to 19,612,700, compared to a 3.46% rate of increase for the same prior year period. The overall increase, led by growth in Georgia, North Carolina, Florida and Tennessee, was primarily attributable to continued economic improvement, including expanding employment in BellSouth Telecommunications' nine-state region and an increase in the number of second residential lines. The growth rates for residence and business lines of 3.10% and 6.23%, respectively, for the current quarter improved compared to growth rates of 2.90% and 5.48%, respectively, for the same period in 1993.

Access minutes of use represent the volume of traffic carried by interexchange carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 1,443.5 million (8.69%) for the three month period ended March 31, 1994, a significant improvement over the 5.80% increase for the same period last year. The increase in access minutes of use was partially attributable to access line growth and also to intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities. The growth rate in total minutes of use continues to be negatively impacted by the effects of bypass and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services, which causes a decrease in minutes of use.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. Also, effective in 1994, toll messages include messages completed under Optional Calling Plans ("OCPs"), which provide reduced rates for toll calls within a LATA. Prior period toll messages volumes have been restated to reflect this change. Service pricing under OCPs has resulted in volume growth. Accordingly, the trend of declining toll messages volumes in prior periods has been mitigated to some extent by the inclusion of messages completed under these plans.

For the three month period ended March 31, 1994, toll messages increased by 21.4 million (5.83%) compared to a restated decrease of 2.40% for the corresponding period in 1993. The improvement reflects the inclusion in both periods of the negative impact of significant expanded local area calling plans and the growth of messages completed under OCPs. Implementation of additional expanded local area calling plans in BellSouth Telecommunications' service region, coupled with competition in the intraLATA toll market, will adversely impact future toll message volumes. These plans and the effects of competition result in the transfer of calls from toll to local service and access categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.

Domestic cellular customers (equity-weighted) increased by 488,800 (41.0%) since March 31, 1993 to 1,682,300. While the rate of increase has declined since first quarter 1993, the overall penetration rate (number of customers as a percentage of the total population in the service territory) increased from 3.18% at March 31, 1993 to 4.33% at March 31, 1994. Total minutes of use have also continued to increase, although average minutes of use per cellular customer have declined from first quarter 1993 due to the trend of increased penetration into lower-user market segments.

Since March 31, 1993, the number of international cellular customers expanded to 224,300, an increase of 128,500 (134.1%). Growth in minutes of use for international cellular properties remained strong due in part to demand stimulated by competitive programs, enhanced services and underdeveloped land-line service.

Domestic paging customers increased by 255,800 (24.8%) to 1,285,400 since March 31, 1993 due to continued success of the retail distribution program and aggressive pricing strategies in the reseller market.

See "Selected Operating Data."

Operating Revenues

Total Operating Revenues increased $290.6 (7.6%) for the three month period ended March 31, 1994 when compared to the corresponding period in 1993. The components of Total Operating Revenues, including percentage changes, were as follows:

                        For the Three Months
                           Ended March 31,           Percentage
                        1994            1993         Change

Local Service           $1,679.7        $1,618.4     3.8%

Interstate Access          802.4           749.4     7.1%

Intrastate Access          230.1           215.5     6.8%

Toll                       300.2           305.1    (1.6%)

Directory Advertising
 and Publishing            344.8           329.9     4.5%

Wireless Communications    453.9           352.6     28.7%

Other Services             313.2           262.8     19.2%

  Total Operating
   Revenues             $4,124.3        $3,833.7      7.6%


Local Service revenues increased $61.3 (3.8%) for the three month period ended March 31, 1994 as compared to the same period in 1993. The increase was primarily attributable to an increase in access lines in service since March 31, 1993. In addition, growth in revenues from local area calling plans, which shift revenues from Toll to Local Service, contributed to the increase for the quarter. The increase was partially offset by rate reductions, principally in Louisiana and Florida.

Interstate Access revenues increased $53.0 (7.1%) for the three month period ended March 31, 1994 as compared to the same prior year period. The growth for the quarter was attributable to increased rates effective July 1, 1993, growth in minutes of use, increases in end user charges due primarily to access line growth and the effect of billing adjustments recorded in first quarter 1993, which reduced revenues for that period. The increase was partially offset by revenue deferrals under the Federal Communications Commission's ("FCC") price cap plan and decreased net settlements with the National Exchange Carriers Association. Since BellSouth Telecommunications' earnings remain in the sharing range of the FCC's current price cap plan and because of other factors, it is unlikely that significant revenue growth in this category can be sustained over the long term.

Intrastate Access revenues increased $14.6 (6.8%) for the three month period ended March 31, 1994 from the comparable 1993 period. The increase was due to growth in minutes of use, increased net settlements with independent telephone companies and the effect of billing adjustments recorded in first quarter 1993, which reduced revenues for that period. The increase was partially offset by rate reductions since March 31, 1993.

Toll revenues decreased $4.9 (1.6%) for the three month period ended March 31, 1994 compared to the same prior year period. The decrease for the three month period was due to rate reductions since March 31, 1993, including the impact of local area calling plans which shift revenues to Local Service, and decreased net settlements with independent telephone companies. The decrease was partially offset by growth in toll message volumes, reflecting improvements related in part to optional calling plans.

Directory Advertising and Publishing revenues increased $14.9 (4.5%) for the three month period ended March 31, 1994 when compared to the same period in 1993. The increase was attributable to increases in the prices and volume of advertising sold for Yellow Pages directories.

Wireless Communications revenues include revenues from the consolidated wireless communications businesses (primarily cellular and paging within BellSouth Enterprises) as well as revenues from interconnections by unaffiliated cellular carriers with BellSouth Telecommunications' network. (BellSouth's interests in the net income or loss of the unconsolidated wireless businesses within BellSouth Enterprises which are accounted for under the equity method of accounting are recorded in Other Income.)

Wireless communications revenues increased $101.3 (28.7%) for the three month period ended March 31, 1994 when compared to the same period last year. The increase was attributable to continued growth of the customer base and demand for wireless services in domestic and international markets.

Other Services revenues are principally comprised of revenues from customer premises equipment ("CPE") sales and maintenance services, billing and collection services and other nonregulated services (primarily inside wire services) offered by BellSouth Telecommunications.

Other Services revenues increased $50.4 (19.2%) for the three month period ended March 31, 1994 when compared to the corresponding 1993 period. The increase was attributable in part to volume growth in the CPE businesses and, to a lesser extent, higher demand for voice messaging and inside wire services. In addition, reported revenues increased due to nonrecurring adjustments in certain states and the net effect of intrastate sharing accruals in both first quarter periods.

See "Business Volumes."

Operating Expenses

The components of Total Operating Expenses are Depreciation and Amortization, Cost of Services and Products and Selling, General and Administrative. Cost of Services and Products includes employee and employee-related expenses associated with network repair and maintenance, material and supplies expense, cost of tangible goods sold and other expenses associated with providing services. Selling, General and Administrative includes expenses related to sales activities such as salaries, commissions, benefits, travel, marketing and advertising expenses. For the quarter, Total Operating Expenses increased $82.5 (2.7%) compared to the same period in 1993, the components of which were as follows:

                        For the Three Months
                           Ended March 31,           Percentage
                        1994            1993         Change

Depreciation and
 Amortization           $  798.4        $  767.6     4.0%

Cost of Services
 and Products            1,492.3         1,490.8     0.1%
Selling, General and
 Administrative            821.4           771.2     6.5%

Other Operating
 Expenses                2,313.7         2,262.0     2.3%

Total Operating
   Expenses             $3,112.1        $3,029.6     2.7%

  Depreciation and Amortization increased $30.8 (4.0%) due to higher levels of property, plant and equipment since March 31, 1993 resulting from continued growth in the customer base for wireless and wireline services and continued modernization of the networks. In addition, higher depreciation rates in certain jurisdictions contributed to the increase. The effect of the expiration of inside wire and reserve deficiency amortizations partially offset the increase for the period.

Other Operating Expenses increased $51.7 (2.3%) due primarily to increased expenses related to growth in the wireless communications customer base, including additional marketing costs associated with higher levels of sales.
To a lesser extent, volume growth in the advertising and publishing and CPE businesses contributed to the increase. Other Operating Expenses in the core wireline business at BellSouth Telecommunications decreased slightly, reflecting expense savings attributable to a reduction of approximately 2,100 employees since March 31, 1993 and the inclusion of approximately $40 of expenses related to severe weather conditions during first quarter 1993, offset by increased expenses in 1994 attributable to overtime compensation and annual compensation increases for management and craft employees. Of the overall reduction in employees at BellSouth Telecommunications, approximately 1,500 were attributable to the restructuring plan announced in the fourth quarter of 1993.

                        For the Three Months
                           Ended March 31,           Percentage
                        1994            1993         Change


Interest Expense        $164.9          $180.0        (8.4%)

Other Income, net         59.5             8.9       568.5%

Provision for            321.5           221.8        45.0%
 Income Taxes


Interest Expense decreased $15.1 (8.4%) for the three month period as compared to the same 1993 period. The decrease was due primarily to a decline in interest rates on indebtedness, which resulted from refinancings of long-term debt at lower interest rates.

Other Income, net increased $50.6 (568.5%) for the three months ended March 31, 1994 compared to the same period last year. The increase was due to the $67.5 gain on sale of BellSouth's interest in the cellular telephone business in Mexico. The increase was partially offset by an overall decrease in earnings from unconsolidated affiliates due primarily to higher costs and expenses related to new and start-up operations, including the business venture with RAM Broadcasting Corporation and the cellular venture in Germany.

Provision for Income Taxes increased $99.7 (45.0%) for the three months ended March 31, 1994 over the comparable 1993 period. The increase was due primarily to a higher level of pre-tax income and, to a lesser extent, the one percent increase in the Federal statutory income tax rate for corporations, combined with the effect of the $7.8 transition adjustment related to the implementation of SFAS No. 109, "Accounting for Income Taxes" in first quarter 1993, which reduced tax expense for that period.

Financial Condition

BellSouth uses the net cash generated from its operations and external financing to fund capital expenditures, pay dividends and invest in and operate new business ventures. BellSouth believes that funds provided from operations, in addition to its readily available sources of external financing, will be sufficient to meet the needs of its business for the foreseeable future.

On the strength of a significant improvement in net income, BellSouth's cash flow from operations increased 58.0% to $1,377.6 for the first three months of 1994 compared to the same period in 1993. The impact of purchases attributable to Hurricane Andrew in first quarter 1993, which reduced cash flow for that period, also contributed to the increase for the 1994 period. Expenditures for the construction and purchase of plant and equipment to support network development activities, which is BellSouth's primary use of capital funds, totaled $735.7 during the first three months of 1994, compared to $764.2 for the same period last year. Substantially all funds supporting construction activity were provided internally and this trend is expected to continue through 1994.

Cash used for investments in and advances to unconsolidated affiliates increased from $93.4 in 1993 to $278.1 in 1994. Approximately 49% of such cash in 1994 was loaned to Prime South Diversified, Inc., which indirectly wholly owns Community Cable TV, a Las Vegas cable operation managed by Prime Cable. The remainder was invested primarily in certain international cellular and other business ventures in which BellSouth has an interest.

BellSouth's first quarter 1994 dividend of $.69 per share remained unchanged from the same period last year. Total cash dividends paid to BellSouth's common shareholders were $346.1 during the first three months of 1994 compared to $274.3 during the first three months of 1993. The increase was due to the use of $66.4 of common shares, newly issued by BellSouth, during first quarter 1993 as payment in lieu of cash dividends under the Shareholder Dividend Reinvestment and Stock Purchase Plan. No such newly-issued shares were used for that purpose during first quarter 1994.

BellSouth's debt to total capitalization ratio increased from 39.0% at March 31, 1993 to 39.5% at March 31, 1994. The increase was due to a small decrease in Shareholders' Equity, attributable to the restructuring charge recorded in the fourth quarter of 1993, and a slight increase in the level of debt.

Other Matters

Restructuring of Telephone Operations

Since implementation in fourth quarter 1993 of BellSouth Telecommunications' overall plan to redesign and streamline its telephone operations by the end of 1996, the workforce has been reduced by approximately 1,500 employees, including 200 during the first quarter of 1994. In the first quarter of 1994, cash expenditures by BellSouth Telecommunications related to the ongoing implementation of the restructuring plan were approximately $40. At March 31, 1994, the liability associated with future restructuring activities was $1,043.


BellSouth Telecommunications expects to reduce the workforce by an additional 3,500 employees by the end of 1994 as a part of the restructuring plan. Cash expenditures of approximately $450 are expected during the remainder of 1994 in connection with the additional workforce reductions, consolidation, elimination and centralization of certain business operations and changes to information systems used primarily to provide services to existing customers.

Investment and Business Dispositions

As previously disclosed, BellSouth disposed of its 36% interest in the cellular telephone business in Guadalajara, Mexico during the first quarter of 1994. A gain of $67.5 ($.14 per share) was recognized on the sale. Also, in April 1994, BellSouth Communication Systems, Inc., a wholly-owned subsidiary, disposed of its customer premises equipment sales and service operations outside the nine-state region served by BellSouth Telecommunications. These dispositions will not materially affect BellSouth's financial condition and future operating results.

Regulatory Environment

Accounting Under SFAS No. 71

BellSouth's rate regulated enterprise, BellSouth Telecommunications, continues to account for the economic effects of regulation under SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." BellSouth, for strategic and business planning purposes, continuously monitors and evaluates the impacts of both existing and potential competitive factors. If, in BellSouth's judgment, changes in the competitive structure of the telecommunications industry dictate that it could not charge prices to customers which provide for the recovery of costs, SFAS No. 71 would no longer apply. Additionally, if BellSouth is successful in altering the existing regulatory framework and achieving price regulation, the accounting under SFAS No. 71 would be discontinued since such plans do not provide for the recovery of specific costs.

BellSouth currently believes that the existing and anticipated levels of competition still permit prices based on costs to be charged to and collected
from customers.   However, the rapid pace of change in the industry is making it increasingly likely that BellSouth will be required to discontinue its accounting under SFAS No. 71 in the future. If the accounting under under SFAS No. 71 were to be discontinued due to the overall level of competition or to changes in regulatory frameworks, the effect on BellSouth's financial condition and results of operations would be material. Specific financial impacts would depend on the timing and magnitude of changes, both in the marketplace and in the overall regulatory framework.

Annual Access Tariff

In April 1994, the 1994 Annual Access Tariff was filed with the Federal Communications Commission with proposed access charges scheduled to become effective on July 1, 1994. The filing proposes to decrease rates by $28 annually. BellSouth Telecommunications elected to retain a productivity offset factor of 3.3%, which has applied since July 1, 1993.

Kentucky

As a part of the objective to align the regulatory framework and processes with the increasingly competitive telecommunications environment, BellSouth Telecommunications filed with the Kentucky Public Service Commission in March 1994 a proposed price regulation plan which, if adopted, would replace the current incentive regulation plan that is scheduled to expire on May 31, 1994. Under the proposed plan, the regulatory focus would shift from the company's earnings to rates that customers pay for services. The proposal includes provisions that basic residential rates would not increase for three years, residential touchtone charges would be eliminated over a four-year period, intrastate switched access charges would be reduced to interstate levels and prices for non-basic services would be based on market factors. Hearings on the proposal are scheduled for the fall of 1994.

Louisiana

As previously disclosed, BellSouth Telecommunications filed a petition with the Louisiana Public Service Commission in January 1994 requesting a price regulation plan. In May 1994, the Lousisiana Commission scheduled hearings on the proposal for the fall of 1994.

South Carolina

Traditional rate of return regulation is currently in effect in South Carolina. However, during April 1994, legislation was enacted which would permit the South Carolina Public Service Commission to adopt alternative forms of regulation, including price regulation.

PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

              Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

              Exhibit
              Number

              4a No instrument which defines the rights of holders of long and intermediate term debt of BellSouth Corporation is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, BellSouth Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.

              10z       BellSouth Corporation Financial Services Plan

              11        Computation of Earnings Per Common Share

              12        Computation of Ratio of Earnings to Fixed
                        Charges. (Page 9 of this Form 10-Q).


        (b) Reports on Form 8-K:

              January 5, 1994 - Settlement with Florida's Office of Public
                                Counsel

              January 24, 1994 - 1993 Annual Earnings Release

              February 1, 1994 - New Agreement with QVC Network, Inc.

SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BELLSOUTH CORPORATION

                                           By        /s/  Ronald M. Dykes
                                                          RONALD M. DYKES
                                                 Vice President and Comptroller
                                                 (Principal Accounting Officer)


May 12, 1994

EXHIBIT INDEX


    Exhibit
    Number

    4a No instrument which defines the rights of holders of long and intermediate term debt of BellSouth Corporation is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, BellSouth Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.

    10z   BellSouth Corporation Financial Services Plan

    11    Computation of Earnings Per Common Share

    12    Computation of Ratio of Earnings to Fixed
          Charges. (Page 9 of this Form 10-Q).