Form 10-K/A
period 1993-12-31
BELLSOUTH CORP
filed 1994-06-29
CIK 732713

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C., 20549


                        -----------------------------------

                                 FORM 10-K/A
                     Amendment to Application or Report
                Filed pursuant to Section 12, 13 or 15(d) of
                     The Securities Exchange Act of 1934


                        -----------------------------------

                            BELLSOUTH CORPORATION

                               AMENDMENT No.1


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1993 as set forth in the pages attached hereto:

Item 14a.(3)  Exhibits:

99a Financial Statements for BellSouth Management Savings and Employee Stock Ownership Plan for the year ended December 31, 1993.

99b Financial Statements for BellSouth Savings and Security Plan for the year ended December 31, 1993.

99c Financial Statements for BellSouth Enterprises Retirement Savings Plan for the year ended December 31, 1993.

                         ------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BellSouth Corporation




                            BY:/s/RONALD M. DYKES
                               Ronald M. Dykes
                               Vice President and Comptroller
                               June 29, 1994

         (3)  Exhibits: (As filed with Form 10-K as of 12/31/93,
              unless otherwise noted)
              Exhibit
              Number
              ------

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

             Exhibit
             Number
             -------

              10e BellSouth Corporation Death Benefit Program. (Exhibit 10ff to Form 10-K for the year ended December 31, 1989, File No. 1-8607).

              10f BellSouth Corporation Plan For Non-Employee Directors' Travel Accident Insurance. (Exhibit 10ii to Registration Statement No. 2-87846).

              10g       BellSouth Corporation Executive Incentive
                        Award Deferral Plan.  (Exhibit 10k to Form
                        10-K for the year ended December 31, 1992, File No. 1-8607).

              10h       BellSouth Corporation Stock Option Plan.
                        (Exhibit 10l to Form 10-K for the year ended
                        December 31, 1991, File No. 1-8607)

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

              Exhibit
              Number
              -------

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

              Exhibit
              Number
              -------

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

              10y       BellSouth Enterprises, Inc. Trust Under
                        Executive Benefit Plan(s).

              Exhibit
              Number
              -------

              11        Computation of Earnings Per Share.

              12        Computation of Ratio of Earnings to Fixed
                        Charges.  (Page 25 of Form 10-K).

              21        Subsidiaries of BellSouth.

              24        Powers of Attorney.

              99a* Annual report on Form 11-K for BellSouth Management Savings and Employee Stock Ownership Plan for the fiscal year ended December 31, 1993 (to be filed as an amendment hereto within 180 days of the end of the period covered by this report).

              99b* Annual report on Form 11-K for BellSouth Savings and Security ESOP Plan for the fiscal year ended December 31, 1993 (to be filed as an amendment hereto within 180 days of the end of the period covered by this report).

              99c* Annual report on Form 11-K for BellSouth Enterprises Retirement Savings Plan for the fiscal year ended December 31, 1993 (to be filed as an amendment hereto within 180 days of the end of the period covered by this report).


              * Filed herewith.