Form 10-Q
period 1994-06-30
BELLSOUTH CORP
filed 1994-08-12
CIK 732713

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549




FORM 10-Q
         (Mark One)
              _
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

OR
             _
            | |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from        to


Commission file number 1-8607





BELLSOUTH CORPORATION
(Exact name of registrant as specified in its charter)


            Georgia                            58-1533433
            (State of                          (I.R.S. Employer
            Incorporation)                     Identification Number)


1155 Peachtree Street, N. E., Atlanta, Georgia  30309-3610
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

At August 9, 1994, a total of 496,221,934 common shares were outstanding.

PART I - FINANCIAL INFORMATION

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)
(In Millions, Except Per Share Amounts)

                                  For the Three Months      For the Six Months
                                      Ended June 30,          Ended June 30,
                                    1994         1993        1994        1993
Operating Revenues:                                                   (Restated)
  Network and Related Services
    Local service                 $1,709.7     $1,624.6    $3,389.4    $3,243.0
    Interstate access                765.0        718.5     1,567.4     1,467.9
    Intrastate access                230.4        217.7       460.5       433.2
    Toll                             300.4        300.0       600.6       605.1
  Directory advertising
    and publishing                   396.3        394.4       741.1       724.3
  Wireless communications            494.4        379.0       948.3       731.6
  Other services                     231.7        272.7       544.9       535.5
     Total Operating Revenues      4,127.9      3,906.9     8,252.2     7,740.6

Operating Expenses:
  Cost of services and products    1,492.3      1,467.5     2,984.6     2,958.3
  Depreciation and amortization      800.7        770.9     1,599.1     1,538.5
  Selling, general
    and administrative               833.3        812.1     1,654.7     1,583.3
     Total Operating Expenses      3,126.3      3,050.5     6,238.4     6,080.1
Operating Income                   1,001.6        856.4     2,013.8     1,660.5
Interest Expense                     154.0        180.8       318.9       360.8
Other Income (Expense), net          (11.7)        16.8        47.8        25.7

Income before Income Taxes,
  Extraordinary Loss and
  Cumulative Effect of Change
  in Accounting Principle            835.9        692.4     1,742.7     1,325.4
Provision for Income Taxes           319.4        259.3       640.9       481.1
Income Before Extraordinary
  Loss and Cumulative Effect
  of Change in Accounting
  Principle                          516.5        433.1     1,101.8       844.3
Extraordinary Loss on Early
  Extinguishment of Debt,
  net of tax                          -           (55.4)       -          (55.4)
Cumulative Effect of Change
  in Accounting Principle,
  net of tax                          -             -          -          (67.4)
     Net Income                   $  516.5     $  377.7    $1,101.8    $  721.5

Weighted Average Common
  Shares Outstanding                 496.6        496.1       496.6       495.8
Dividends Declared
  Per Common Share                $    .69     $    .69    $   1.38    $   1.38
Earnings Per Share:
  Income Before Extraordinary
   Loss and Cumulative Effect of
   Change in Accounting Principle $   1.04     $    .87    $   2.22    $   1.70
  Extraordinary Loss on Early
   Extinguishment of Debt,
   net of tax                          -           (.11)        -          (.11)
  Cumulative Effect of Change
   in Accounting Principle,
   net of tax                          -           -            -          (.14)
     Net Income                   $   1.04     $    .76    $   2.22    $   1.45

The accompanying notes are an integral part of these financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Millions)

                                                June 30,    December 31,
                                                 1994            1993
                                              (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                     $   777.6      $   501.5
  Temporary cash investments                         38.7           49.0
  Accounts receivable, net of allowance for
    uncollectibles of $145.2 and $149.6           2,837.2        2,985.2
  Material and supplies                             389.1          418.7
  Other current assets                              357.1          364.6
                                                  4,399.7        4,319.0

Investments and Advances                          2,427.6        2,039.4

Property, Plant and Equipment, net               24,747.6       24,667.8

Deferred Charges and Other Assets                   569.4          512.2

Intangible Assets, net                            1,319.0        1,334.9

    Total Assets                                $33,463.3      $32,873.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Debt maturing within one year                 $ 1,902.5      $ 1,838.6
  Accounts payable                                1,115.7          979.0
  Other current liabilities                       2,626.2        2,943.8
                                                  5,644.4        5,761.4

Long-Term Debt                                    7,488.5        7,380.7

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes               3,479.6        3,465.3
  Unamortized investment tax credits                481.0          515.9
  Other liabilities and deferred credits          2,442.4        2,255.8
                                                  6,403.0        6,237.0

Shareholders' Equity:
  Common stock, $1 par value                        502.5          501.6
  Paid-in capital                                 8,028.9        8,009.4
  Retained earnings                               6,342.3        5,919.3
  Shares held in trust                             (336.2)        (292.6)
  Guarantee of ESOP debt                           (610.1)        (643.5)
                                                 13,927.4       13,494.2

    Total Liabilities and Shareholders' Equity  $33,463.3      $32,873.3


The accompanying notes are an integral part of these financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)
                                                         For the Six Months
                                                           Ended June 30,
                                                           1994         1993
                                                                    (Restated)
Cash Flows from Operating Activities:
   Net income...........................................$  1,101.8   $  721.5
   Adjustments to net income:
      Depreciation......................................   1,572.7    1,507.5
      Amortization of intangibles.......................      26.4       31.0
      Dividends received from unconsolidated affiliates.      53.4       77.7
      Losses/(earnings) of unconsolidated affiliates....      27.5      (15.7)
      Write-off of unamortized debt issuance costs
       due to early extinquishment of debt..............       -         32.8
      Provision for losses on bad debts.................      88.0       95.5
      Deferred income taxes and unamortized
       investment tax credits...........................     (82.9)    (111.5)
      Change in accounting principle, net of tax........        -        67.4
      Gain on sale of operations........................     (64.7)       -
      Allowance for funds used during construction......      (8.8)     (12.2)
      Change in accounts receivable.....................    (138.9)    (185.8)
      Change in material and supplies...................     (55.3)     (28.1)
      Change in accounts payable and
       other current liabilities........................    (142.1)    (341.1)
      Change in deferred charges and other assets.......     (57.2)     (35.6)
      Change in other liabilities and
       deferred credits.................................     245.3       95.6
      Other reconciling items, net......................      41.3        5.1
         Net cash provided by operating activities......   2,606.5    1,904.1

Cash Flows from Investing Activities:
   Capital expenditures.................................  (1,625.5)  (1,597.5)
   Proceeds from disposals of property, plant
    and equipment.......................................      49.6       54.1
   Proceeds from disposition of short-term
    investments.........................................      46.6       69.0
   Purchase of short-term investments...................     (42.4)     (44.3)
   Investment dispositions..............................     132.1       30.3
   Investments in/advances to unconsolidated
    affiliates..........................................    (385.0)    (173.1)
   Proceeds from repayment of loans and advances........      14.6       14.9
   Other investing activities, net......................      -            .1
         Net cash (used for) investing activities.......  (1,810.0)  (1,646.5)

Cash Flows from Financing Activities:
   Proceeds from short-term borrowings..................  11,357.5    7,571.8
   Repayments of short-term borrowings.................. (11,243.9)  (7,216.7)
   Proceeds of long-term debt...........................     139.4    1,897.2
   Repayment of long-term debt..........................     (78.9)  (1,544.8)
   Payment of call premium..............................       -        (38.7)
   Payments of capital lease obligations................      (7.0)      (6.6)
   Proceeds from issuing common shares..................       5.2       26.1
   Dividends paid.......................................    (692.7)    (616.4)
      Net cash provided by/(used for) financing
       activities.......................................    (520.4)      71.9

Net Increase in Cash and Cash Equivalents...............     276.1      329.5
Cash and Cash Equivalents at Beginning of Period........     501.5      265.5
Cash and Cash Equivalents at End of Period..............$    777.6   $  595.0

The accompanying notes are an integral part of these financial statements.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Millions)
(Unaudited)


(a)  Preparation of Interim Financial Statements

The consolidated financial statements of BellSouth Corporation ("BellSouth") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain amounts have been reclassified from previous presentations. In the opinion of BellSouth, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, BellSouth believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in BellSouth's latest annual report on Form 10-K and previous quarterly report on Form 10-Q.


(b)  BellSouth Corporation Consolidated Shareholders' Equity

                           Common  Paid-In   Retained Shares Held  Guarantee of
                            Stock  Capital   Earnings   in Trust     ESOP Debt

Balance at December 31,
 1993..................... $501.6  $8,009.4  $5,919.3    $(292.6)     $(643.5)
Net income................                    1,101.8
Dividends.................                     (684.6)
Shares issued in
 connection with various
 employee benefit plans...     .1       3.4
Shares issued to grantor
 trusts...................     .8      42.8                 (43.6)
Reduction of ESOP debt and
 other related activity...                        5.8                    33.4
Foreign currency translation
 adjustment...............            (26.7)
Balance at
 June 30, 1994............ $502.5  $8,028.9  $6,342.3     $(336.2)    $(610.1)


BellSouth has issued shares to several grantor trusts to provide partial funding for the benefits payable under certain non-qualified benefit plans. The trusts are irrevocable and assets contributed to the trusts can only be used to pay such benefits with certain exceptions. At June 30, 1994, the assets held in the trusts consist of cash and 6,262,087 shares of BellSouth Common Stock.

The total dollar value of the BellSouth shares as of the date of funding the trusts is included in Common Stock and Paid-in capital; however, because the shares held in trust are not considered outstanding for financial reporting purposes, the shares are reflected separately as Shares Held in Trust, a reduction to Shareholders' Equity. Accordingly, there is no earnings per share impact.

(c) Supplemental Cash Flow Information

The following supplemental information is presented in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 95, "Statement of Cash Flows":

                                                        For the Six Months
                                                           Ended June 30,
                                                        1994          1993

    Cash paid during the period for:
      Income taxes.................................... $788.5        $645.4

      Interest........................................ $314.6        $401.0

    Schedule of Noncash Investing and
      Financial Activities:
      Common shares issued in lieu of cash dividends
        under the Shareholder Dividend Reinvestment
        and Stock Purchase Plan....................... $  -          $ 66.4

    Shares issued to grantor trusts................... $ 43.6        $253.1

(d) Extraordinary Item

During second quarter 1993, BellSouth Telecommunications, Inc., a wholly-owned subsidiary of BellSouth, issued $1,450.0 of Notes and Debentures to redeem and refinance $1,335.0 aggregate principal amount of eight outstanding Debenture issues. As a result, an extraordinary loss on early extinguishment of debt of $55.4 (net of taxes of $38.5), or $.11 per share, was recognized for call premiums, unamortized debt discount, premium and issuance costs related to these transactions.


(e) SFAS No. 112, "Employers' Accounting for Postemployment Benefits"

In the fourth quarter of 1993, BellSouth adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of the change in accounting principle was $67.4 ($.14 per share). Because the change in accounting was retroactive to January 1, 1993, the consolidated financial statements at June 30, 1993 and for the six months then ended have been restated to reflect the adoption of the accounting standard.

BELLSOUTH CORPORATION
SELECTED OPERATING DATA
(Unaudited)
Network Access Lines in Service at June 30 (In Thousands)(a):
                                                              Percentage
                                                        Gain/(Loss) for the
                                                            Periods Ended
                                                               June 30,
                                                        1994 vs.     1993 vs.
                                              1994        1993         1992
By Category:
  Residence                                 13,923.9        3.35         2.79
  Business                                   5,569.8        6.56         5.59
  Other                                        252.6       (1.83)       (5.13)
       Total Access Lines                   19,746.3        4.16         3.43

By State:
  Alabama                                    1,694.0        3.51         3.34
  Florida                                    5,206.1        4.44         3.65
  Georgia                                    3,255.8        4.98         4.65
  Kentucky                                   1,045.3        2.88         2.87
  Louisiana                                  2,001.5        3.26         1.89
  Mississippi                                1,098.1        3.71         2.44
  North Carolina                             1,937.9        4.86         4.01
  South Carolina                             1,223.5        3.02         2.36
  Tennessee                                  2,284.1        4.51         3.52
       Total Access Lines                   19,746.3        4.16         3.43

                                                            Percentage
                                                        Gain/(Loss) for the
                                                           Periods Ended
                                                        1994 vs.    1993 vs.
                                              1994        1993        1992
Access Minutes of Use (In Millions)(a)(b):
  Interstate:
    Three months ended March 31             14,050.8       7.94          5.55
    Three months ended June 30              14,422.3       7.59          6.03
    Six months ended June 30                28,473.1       7.77          5.79

  Intrastate:
    Three months ended March 31              4,005.6      11.39          6.74
    Three months ended June 30               4,175.0       9.90          8.79
    Six months ended June 30                 8,180.6      10.63          7.78

  Total Minutes of Use:
    Three months ended March 31             18,056.4       8.69          5.80
    Three months ended June 30              18,597.3       8.10          6.63
    Six months ended June 30                36,653.7       8.39          6.22

Toll Messages (In Millions)(a)(c)
    Three months ended March 31                386.6       5.28         (2.40)
    Three months ended June 30                 397.2       2.12          7.14
    Six months ended June 30                   783.8       3.66          2.28


(a) Prior period operating data are often revised at later dates to reflect the most current information. The above information reflects the latest data available for the periods indicated.

(b) Minutes of Use are classified as either interstate or intrastate based on the percentage interstate usage factor. This factor is updated periodically.

(c) Effective in 1994, toll messages include messages completed under optional calling plans. Prior period toll message volumes have been restated to reflect this change. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Business Volumes."

BELLSOUTH CORPORATION
SELECTED OPERATING DATA - (Continued)


Cellular and Paging Customers Served at June 30 (Equity Basis (d)):

                                                           Percentage Gain
                                                                1994
                                              1994            vs. 1993

Domestic Cellular.......................... 1,803,800           39.8
International Cellular.....................   264,600          127.9
Domestic Paging............................ 1,323,800           18.0



(d) Includes customers served based on BellSouth's ownership percentage in all markets served.

                                       For the Six
                                       Months Ended
                                         June 30,      Year Ended December 31,
                                           1994       1993 1992 1991 1990 1989

Ratio of Earnings to Fixed Charges (e)     5.67       2.98 4.00 3.47 3.68 3.85


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

Sources of Revenues

Approximately 73% and 74% of BellSouth's Total Operating Revenues for the six month periods ended June 30, 1994 and 1993, respectively, and a greater portion of net income were from wireline services provided by BellSouth Telecommunications. Charges for local service, access services and toll messages for the six months ended June 30, 1994 accounted for approximately 56%, 34%, and 10%, respectively, of the wireline revenues discussed above. Revenues from wireless communications services and directory advertising and publishing services accounted for approximately 11% and 9%, respectively, of Total Operating Revenues for the six months ended June 30, 1994. The remainder of such revenues was derived principally from other nonregulated services provided by BellSouth Telecommunications.

BELLSOUTH CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in Millions, Except Per Share Amounts)

BellSouth Corporation ("BellSouth") is a holding company headquartered in Atlanta, Georgia whose operating telephone company subsidiary, BellSouth Telecommunications, Inc. ("BellSouth Telecommunications") serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides local exchange service and toll communications services within court-defined geographic areas, called Local Access and Transport Areas ("LATAs"), and provides network access services to enable interLATA communications using the long-distance facilities of interexchange carriers. Through subsidiaries, other telecommunications services and products are provided both inside and outside the nine-state BellSouth Telecommunications region. BellSouth Enterprises, Inc. ("BellSouth Enterprises"), another wholly-owned subsidiary, owns businesses providing domestic and international wireless communications services and advertising and publishing products.

Results of Operations

                           For the Three                  For the Six
                       Months Ended June 30,         Months Ended June 30,
                         1994         1993             1994         1993 _

Net Income             $516.5         $377.7         $1,101.8       $721.5

Earnings Per Share     $ 1.04         $  .76         $   2.22       $ 1.45

Net Income increased $138.8 (36.7%) and $380.3 (52.7%) for the three and six month periods ended June 30, 1994, respectively, when compared to the same prior year periods; Earnings Per Share increased $.28 (36.8%) and $.77 (53.1%). The increases for both periods were attributable to revenue growth, driven by improvement in key business volumes, cost control efforts at BellSouth Telecommunications, including expense savings attributable to the restructuring plan implemented in 1993, and the effect of a second quarter 1993 charge of $55.4 ($.11 per share), net of tax, for the refinancing of certain long-term
debt issues at lower interest rates by BellSouth Telecommunications.   The
increase for the six month period was also due in part to a $67.5 ($.14 per share) gain in first quarter 1994 on the sale of BellSouth's interest in the cellular telephone business in Mexico and the effect of charges in first quarter 1993 of $67.4 ($.14 per share) for the retroactive adoption of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," and approximately $25 ($.05 per share) associated with severe 1993 winter weather conditions. After adjusting for the effect of the unusual items in 1994 and 1993, net income for the three and six month periods ended June 30, 1994 increased $83.4 (19.3%) and $165.0 (19.0%), respectively, when compared to the same periods last year; Earnings Per Share, as adjusted, increased $.17 (19.5%) and $.33 (18.9%).

Business Volumes

Growth in access lines was particularly strong. The number of access lines in service since June 30, 1993 increased by approximately 789,000, or 4.16%, to 19,746,300, compared to a 3.43% rate of increase for the same prior year period. The overall increase, led by growth in Georgia, North Carolina, Tennessee and Florida, was primarily attributable to continued economic improvement, including expanding employment in BellSouth Telecommunications' nine-state region and an increase in the number of second residential lines. The growth rates in 1994 for residence and business lines of 3.35% and 6.56%, respectively, improved compared to growth rates of 2.79% and 5.59%, respectively, in 1993.

Access minutes of use represent the volume of traffic carried by interexchange carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 1,394.0 million (8.10%) and 2,837.5 million (8.39%) for the three and six month periods ended June 30, 1994, respectively, compared to increases of 6.63% and 6.22% for the same periods last year. The increases in access minutes of use were partially attributable to access line growth, promotions by the interexchange carriers and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities. The growth rate in total minutes of use continues to be negatively impacted by the effects of bypass and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services, which causes a decrease in minutes of use.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. Also, effective in 1994, toll messages include messages completed under Optional Calling Plans ("OCPs"), which provide reduced rates for toll calls within a LATA. Prior period toll message volumes have been restated to reflect this change. Service pricing under OCPs has resulted in volume growth. Accordingly, the trend of declining toll message volumes in prior periods has been mitigated to some extent by the inclusion of messages completed under these plans.

For the three and six month periods ended June 30, 1994, toll messages increased by 8.3 million (2.12%) and 27.6 million (3.66%), respectively, compared to restated increases of 7.14% and 2.28% for the corresponding periods in 1993.
The increases were attributable in part to the growth of messages completed under OCPs. While no new significant local area calling plans have been implemented since 1992, future implementation of such plans in BellSouth Telecommunications' service region, coupled with competition in the intraLATA toll market, will adversely impact future toll message volumes. These plans and the effects of competition result in the transfer of calls from toll to local service and access categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.

Domestic cellular customers (equity-weighted) increased by 513,200 (39.8%) since June 30, 1993 to 1,803,800. The overall penetration rate (number of customers as a percentage of the total population in the service territory) increased from 3.33% at June 30, 1993 to 4.63% at June 30, 1994. Total minutes of use have also continued to increase, although average minutes of use per cellular customer remained essentially constant for the three month period and declined for the six month period due to the trend of increased penetration into lower-usage market segments.

Since June 30, 1993, the number of international cellular customers expanded to 264,600, an increase of 148,500 (127.9%). Growth in total minutes of use for international cellular properties remained strong due in part to demand stimulated by competitive programs, enhanced services and underdeveloped land-line service.

Domestic paging customers increased by 202,000 (18.0%) to 1,323,800 since June 30, 1993 due to continued success of the retail distribution program and aggressive pricing strategies in the reseller market.

See "Selected Operating Data."

Operating Revenues

Total Operating Revenues increased $221.0 (5.7%) and $511.6 (6.6%) for the three and six month periods ended June 30, 1994, respectively, when compared to the corresponding 1993 periods. The components of Total Operating Revenues were as follows:

                           For the Three                  For the Six
                       Months Ended June 30,         Months Ended June 30,
                         1994         1993             1994         1993

Local Service          $1,709.7     $1,624.6         $3,389.4     $3,243.0

Interstate Access         765.0        718.5          1,567.4      1,467.9

Intrastate Access         230.4        217.7            460.5        433.2

Toll                      300.4        300.0            600.6        605.1

Directory Advertising
 and Publishing           396.3        394.4            741.1        724.3

Wireless Communications   494.4        379.0            948.3        731.6

Other Services         __ 231.7        272.7            544.9        535.5

  Total Operating
   Revenues            $4,127.9     $3,906.9         $8,252.2     $7,740.6


Local Service revenues increased $85.1 (5.2%) and $146.4 (4.5%) for the three and six month periods ended June 30, 1994, respectively, as compared to the same 1993 periods. Both increases were attributable to an increase in access lines in service since June 30, 1993. In addition, growth in revenues from local area calling plans, which shift revenues from Toll to Local Service, contributed to the increase for both periods. The increases were partially offset by the effect of net rate reductions since June 30, 1993, principally in Louisiana.

Interstate Access revenues increased $46.5 (6.5%) and $99.5 (6.8%) for the three and six month periods ended June 30, 1994, respectively, as compared to the same prior year periods. The increase for both periods was attributable to higher rates effective July 1, 1993, growth in minutes of use, increases from end user charges due primarily to access line growth and, for the six month period, the effect of billing adjustments recorded in first quarter 1993, which reduced revenues for that period. The increases were partially offset by revenue deferrals under the Federal Communications Commission's ("FCC") price cap plan and decreased net settlements with the National Exchange Carriers Association. Since BellSouth Telecommunications' earnings remain in the sharing range of the FCC's current price cap plan and because of other factors, it is unlikely that significant revenue growth in this category can be sustained over the long term.

Intrastate Access revenues increased $12.7 (5.8%) and $27.3 (6.3%) for the three and six month periods ended June 30, 1994, respectively, from the comparable 1993 periods. The increases were due to growth in minutes of use, increased net settlements with independent telephone companies and, for the six month period, the effect of billing adjustments recorded in first quarter 1993, which reduced revenues for that period. The increases were partially offset by rate reductions since June 30, 1993.

Toll revenues for the three and six month periods ended June 30, 1994, respectively, were essentially unchanged when compared to the same prior year periods. Increases attributable to growth in toll message volumes, reflecting improvements related in part to optional calling plans, were offset by rate reductions since June 30, 1993, including the impact of local area calling plans which shift revenues to Local Service.

Directory Advertising and Publishing revenues increased $1.9 (0.5%) and $16.8 (2.3%) for the three and six month periods ended June 30, 1994, respectively, when compared to the same prior year periods. Growth due to increases in volumes and prices of advertising sold for both the three and six month periods was partially offset by a change in the issue date of certain Yellow Pages directories.

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

Wireless Communications revenues increased $115.4 (30.4%) and $216.7 (29.6%) for the three and six month periods ended June 30, 1994, respectively, when compared to the same periods last year. The increases were attributable to continued growth of the customer base and demand for wireless services in domestic and international markets.

Other Services revenues are principally comprised of revenues from customer premises equipment ("CPE") sales and maintenance services, billing and collection services and other nonregulated services (primarily inside wire services) offered by BellSouth Telecommunications.

Other Services revenues decreased $41.0 (15.0%) and increased $9.4 (1.8%) for the three and six month periods ended June 30, 1994, respectively, when compared to the corresponding 1993 periods. The decrease for the three month period was primarily attributable to increased intrastate sharing accruals and the sale in April 1994 of BellSouth Telecommunications' out-of-region CPE sales and service operations. The decrease was partially offset by higher demand for voice messaging and inside wire services and the effect of nonrecurring adjustments, related primarily to billing and collection services. For the six month period, the increase was due to higher demand for the unregulated services, the effect of the nonrecurring adjustments and volume growth in the CPE businesses, partially offset by the disposal of the out-of-region CPE operations and increased intrastate sharing accruals.

See "Business Volumes."


Operating Expenses

The components of Total Operating Expenses are Depreciation and Amortization, Cost of Services and Products and Selling, General and Administrative. Cost of Services and Products includes employee and employee-related expenses associated with network repair and maintenance, material and supplies expense, cost of tangible goods sold and other expenses associated with providing services. Selling, General and Administrative includes expenses related to sales activities such as salaries, commissions, benefits, travel, marketing and advertising expenses. Total Operating Expenses increased $75.8 (2.5%) and $158.3 (2.6%) for the three and six month periods ended June 30, 1994, respectively, compared to the same periods in 1993, the components of which were as follows:

                           For the Three                  For the Six
                       Months Ended June 30,         Months Ended June 30,
                         1994         1993             1994         1993

Depreciation and
 Amortization          $  800.7     $  770.9         $1,599.1     $1,538.5

Other Operating Expenses:

  Cost of Services
   and Products         1,492.3      1,467.5          2,984.6      2,958.3
  Selling, General and
   Administrative         833.3        812.1          1,654.7      1,583.3
                        2,325.6      2,279.6          4,639.3      4,541.6
Total Operating
Expenses               $3,126.3     $3,050.5         $6,238.4     $6,080.1

Depreciation and Amortization increased $29.8 (3.9%) and $60.6 (3.9%) for the three and six month periods ended June 30, 1994, respectively, compared to the same periods in 1993. The increases were due to higher levels of property, plant and equipment since June 30, 1993 resulting from continued growth in the customer base for wireless and wireline services and continued modernization of the networks. In addition, higher depreciation rates in certain jurisdictions contributed to the increase. The effect of the expiration of inside wire and reserve deficiency amortizations partially offset the increase for the period.

Other Operating Expenses increased $46.0 (2.0%) and $97.7 (2.2%) due primarily to increased expenses related to growth in the wireless communications customer base, including additional marketing costs associated with higher levels of sales, and, to a small extent, volume growth in the advertising and publishing businesses. The overall increases for the three and six month periods were partially offset by slight decreases in Other Operating Expenses at BellSouth Telecommunications. The decreases were attributable to a reduction of approximately 3,000 employees since June 30, 1993, reduced expenses for rents and materials and, for the six month period, the inclusion in 1993 of approximately $40 of expenses related to severe weather conditions, partially offset by annual compensation increases for management and craft employees and increased expenses for overtime compensation and other expenses, including right-to-use fees. Of the overall reduction in employees at BellSouth Telecommunications since June 30, 1993, approximately 2,100 were attributable to the restructuring plan announced in the fourth quarter of 1993 and approximately 750 resulted from the sale in April 1994 of the out-of-region CPE sales and service operations.


                           For the Three                  For the Six
                       Months Ended June 30,         Months Ended June 30,
                         1994         1993             1994         1993


Interest Expense       $154.0         $180.8         $318.9         $360.8

Other Income
 (Expense), net         (11.7)          16.8           47.8           25.7

Provision for
 Income Taxes           319.4          259.3          640.9          481.1


Interest Expense decreased $26.8 (14.8%) and $41.9 (11.6%) for the three and six month periods ended June 30, 1994, respectively, compared to the same periods last year. The decreases were due primarily to a decline in interest rates on indebtedness, which resulted from refinancings of long-term debt at lower interest rates.

Other Income, net decreased $28.5 and increased $22.1 (86.0%) for the three and six month periods ended June 30, 1994, respectively, compared to the corresponding periods in 1993. The decrease for the three month period was due primarily to higher costs and expenses related to new and start-up operations, principally the business venture with RAM Broadcasting Corporation ("RAM"), and, to a lesser extent, higher income attributable to minority interests. The decrease was partially offset by an overall increase in income from BellSouth's investments in other unconsolidated domestic and international wireless businesses. The increase for the six month period was attributable to the $67.5 gain on sale of BellSouth's interest in the cellular telephone business in Mexico, partially offset by an overall decrease in income from unconsolidated businesses, including the venture with RAM, and higher income attributable to minority interests.

Provision for Income Taxes increased $60.1 (23.2%) and $159.8 (33.2%) for the three and six month periods ended June 30, 1994 over the comparable 1993 periods. The increases were due primarily to higher levels of pre-tax income and, to a lesser extent, the one percent increase in the Federal statutory income tax rate for corporations. In addition, the increase for the six month period was due in part to the effect of the $7.8 transition adjustment related to the implementation of SFAS No. 109, "Accounting for Income Taxes" in first quarter 1993, which reduced tax expense for that period.


Financial Condition

BellSouth uses the net cash generated from its operations and external financing to fund capital expenditures, pay dividends and invest in and operate its existing operations and new business ventures. BellSouth believes that funds provided from operations and from its readily available sources of external financing will be sufficient to meet the needs of its business for the foreseeable future.

BellSouth's cash flow from operations increased 36.9% to $2,606.5 for the first six months of 1994, compared to the same period in 1993. The increase was due in part to the improvement in net income and also to the impact of expenditures attributable to Hurricane Andrew in the first six months of 1993, which reduced cash flow for that period. Expenditures for the construction and purchase of plant and equipment to support network development activities, which is BellSouth's primary use of capital funds, totaled $1,625.5 during the first six months of 1994, compared to $1,597.5 for the same period last year. Substantially all funds supporting construction activity were provided internally and this trend is expected to continue through 1994.

Cash used for investments in and advances to unconsolidated affiliates increased from $173.1 in 1993 to $385.0 in 1994. Approximately 35% of such cash in 1994 was loaned to Prime South Diversified, Inc., which indirectly wholly owns Community Cable TV, a Las Vegas cable operation managed by Prime Cable. Approximately 42% of the cash used was for investments and advances to the business venture with RAM and the German and Venezuelan cellular businesses.
The remainder was invested in other business ventures in which BellSouth has an interest.

Cash dividends paid to BellSouth's common shareholders totaled $692.7 during the first six months of 1994, compared to $616.4 during the first six months of 1993. The increase was due to the use of $66.4 of common shares, newly issued by BellSouth, during the first six months of 1993 as payment in lieu of cash dividends under the Shareholder Dividend Reinvestment and Stock Purchase Plan. No such newly-issued shares were used for that purpose during the first six months of 1994.

BellSouth's debt to total capitalization ratio increased from 39.4% at June 30, 1993 to 39.9% at June 30, 1994. The increase was due to a small decrease in Shareholders' Equity, attributable primarily to the restructuring charge recorded in the fourth quarter of 1993, and a slight increase in the level of debt.

Other Matters

Restructuring of Telephone Operations

Since implementation in fourth quarter 1993 of BellSouth Telecommunications' overall plan to redesign and streamline its telephone operations by the end of 1996, the workforce has been reduced by approximately 2,100 employees, including 200 and 600 during the first and second quarters of 1994, respectively. BellSouth Telecommunications expects to reduce the workforce by an additional 2,900 employees by the end of 1994 as a part of the restructuring plan. Cash expenditures through June related to the ongoing implementation of the restructuring plan were approximately $115. The levels of restructuring activities and cash expenditures related to this plan are expected to increase over the restructuring period. At June 30, 1994, the recorded liability associated with the restructuring plan was $957.


Business Developments

Proposed Interactive Media Services Trial. In June, BellSouth applied to the FCC for permission to conduct a trial to deliver cable television service and video dial tone services over the same network. BellSouth plans to undertake this trial to better position the company to respond to the increasingly competitive telecommunications market. If approved by the FCC, BellSouth Telecommunications would construct the network in Chamblee, Georgia and begin service as early as 1995, providing 60 analog channels for cable television service and 300 digital channels for interactive services, most of which would be offered by unaffiliated programming service providers. Specific services expected to be provided and tested over the network include broadcast entertainment, interactive video services, such as video games, enhanced personal computer and communications services, including electronic mail, transactional services, such as home shopping and banking, and customer-choice video services, such as movies-on-demand.

Narrowband PCS License Auction. BellSouth has been advised by the FCC that it won, in auction, one of the nationwide narrowband PCS licenses. BellSouth bid $47.5 for a 10-year license for a 50 kHz channel paired with a 12.5 kHz channel for two-way communications.

Cellular Investment in Israel. In May, a consortium in which BellSouth has an approximate one-third ownership interest was awarded the license to build and operate Israel's second cellular network. Service in selected areas of Israel is expected to begin late in 1994; over a 15-month period, the network will be expanded to cover the entire country. The consortium expects to invest approximately $300 over a three-year period.

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

BellSouth currently believes that the existing and anticipated levels of competition still permit prices based on costs to be charged to and collected
from customers.   However, the rapid pace of change in the industry is making it increasingly likely that BellSouth will be required to discontinue its accounting under SFAS No. 71 in the future. If the accounting under SFAS No. 71 were to be discontinued due to the overall level of competition or to changes in regulatory frameworks, the effect on BellSouth's financial condition and results of operations would be material. Specific financial impacts would depend on the timing and magnitude of changes, both in the marketplace and in the overall regulatory framework.

Legislative Update

In June, the U.S. House of Representatives passed two bills, H.R. 3626 and H.R. 3636, which could, if enacted into law, significantly affect BellSouth's and BellSouth Telecommunications' business operations and opportunities. Among other things, the provisions of H.R. 3626 would allow Bell Holding Companies, including BellSouth, to transmit and connect cellular telephone and other wireless transmissions, cable television signals and certain information services, whether local or long distance. In addition, H.R. 3626 mandates new federal and state approval processes for the provision of interLATA services over the traditional wireline network. H.R. 3636 provides a regulatory framework for opening cable television and local exchange telecommunications markets to competition. Telecommunications bills are also under consideration in the U.S. Senate. The outcome of this legislation is uncertain.

Modification of Final Judgment

In July, BellSouth and three other Bell Holding Companies jointly filed a motion in the U.S. District Court for the District of Columbia seeking relief from the remaining provisions of the Modification of Final Judgment ("MFJ"), which restricts Bell Holding Companies from providing certain services and entering certain lines of business, such as the provision of interLATA services and the manufacture of telecommunications equipment and CPE. BellSouth believes that the MFJ restrictions are contrary to the public interest in that they impair the effectiveness of competitive markets, harm consumers economically and undermine the efficient development of new technology. Final resolution of this motion is not expected in the near term.

Federal Communications Commission

In June, the United States Court of Appeals for the District of Columbia Circuit overturned the physical collocation requirement of the FCC that would have enabled competitive access providers and other third parties ("CAPs") to establish their interconnection equipment in the central offices of BellSouth Telecommunications and the other local exchange carriers ("LECs"). On remand, the FCC ordered LECs who do not voluntarily continue physical collocation arrangements to offer "virtual collocation" to CAPs whereby the LECs will themselves provide equipment designated by and dedicated exclusively to the CAPs for use by the CAPs in providing competitive local communications services.

South Carolina

In May, BellSouth Telecommunications filed with the South Carolina Public Service Commission a petition to reinstate incentive regulation for the period January 1, 1994 through December 31, 1995. The petition was filed in response to legislation enacted into law in April 1994 which permits the South Carolina Commission to adopt alternative forms of regulation. Traditional rate of return regulation is currently in effect. An earnings review by the South Carolina Commission is currently underway.

Tennessee

In June, the Tennessee Public Service Commission proposed rules to allow local exchange competition in Tennessee. Under the proposal, qualified service providers other than traditional telephone companies could compete in the local exchange telecommunications market. The company has taken the position that competing carriers can not be qualified in BellSouth Telecommunications' service area absent amendment of a state statute that prohibits certification of another network unless the existing network is inadequate. The proposal also provides that traditional telephone companies, such as BellSouth Telecommunications, could elect to operate under price regulation. Following implementation of price regulation, local basic service rates will be capped for four years, after which a formula will be used to change basic rates. All other service prices will not increase for a minimum period of two years after the effective date of price regulation and universal service will be preserved. Hearings on the proposal are scheduled for August 1994.

Georgia

In June, BellSouth Telecommunications filed with the Georgia Public Service
Commission a proposed price regulation plan.   Under the proposed plan, the
regulatory focus would shift from the company's earnings to rates that customers pay for services. The proposal includes provisions that basic rates for residential and single-line business customers will not increase for five years and the rates, terms and conditions for interconnection services and non-basic services would be set by BellSouth Telecommunications based on market considerations.

PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The BellSouth Newsletter to Shareholders for the second quarter of 1994 presented the results of the voting on election of directors and ratification of auditors at the annual meeting of shareholders of BellSouth on April 25, 1994. No other issues were submitted to shareholders.

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

              10r-1     Form of Executive Officer Succession and
                        Retirement Agreement.

              10t-3     Amendment dated April 22, 1994 to the
                        BellSouth Personal Retirement Account Pension
                        Plan.

              11        Computation of Earnings Per Common Share.

              12        Computation of Ratio of Earnings to Fixed
                        Charges. (Page 11 of this Form 10-Q.)


        (b) Reports on Form 8-K:

              None.

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

                                           BELLSOUTH CORPORATION

                                           By        /s/  Ronald M. Dykes
                                                          RONALD M. DYKES
                                                 Vice President and Comptroller
                                                 (Principal Accounting Officer)


August 11, 1994

EXHIBIT INDEX


    Exhibit
    Number

    10r-1   Form of Executive Officer Succession and Retirement Agreement.

    10t-3 Amendment dated April 22, 1994 to the BellSouth Personal Retirement Account Pension Plan.

    11      Computation of Earnings Per Common Share.

    12      Computation of Ratio of Earnings to Fixed
            Charges. (Page 11 of this Form 10-Q.)