Form 10-Q
period 1994-09-30
BELLSOUTH CORP
filed 1994-11-14
CIK 732713

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549




FORM 10-Q
         (Mark One)
              _
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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

At November 7, 1994, a total of 496,236,058 common shares were outstanding.

PART I -- FINANCIAL INFORMATION

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)
(In Millions, Except Per Share Amounts)

                                   For the Three Months     For the Nine Months
                                    Ended September 30,     Ended September 30,
                                    1994         1993        1994        1993
Operating Revenues:                                                   (Restated)
  Network and related services
    Local service                 $1,728.2     $1,669.9     $5,117.6   $4,912.9
    Interstate access                770.8        759.8      2,338.2    2,227.7
    Intrastate access                226.6        222.6        687.1      655.8
    Toll                             298.4        305.7        899.0      910.8
  Directory advertising
    and publishing                   364.3        364.6      1,105.4    1,088.9
  Wireless communications            528.7        397.5      1,477.0    1,129.1
  Other services                     280.7        294.8        825.6      830.3
     Total Operating Revenues      4,197.7      4,014.9     12,449.9   11,755.5

Operating Expenses:
  Cost of services and products    1,521.8      1,445.2      4,506.4    4,403.5
  Depreciation and amortization      814.1        789.0      2,413.2    2,327.5
  Selling, general
    and administrative               868.1        871.6      2,522.8    2,454.9
     Total Operating Expenses      3,204.0      3,105.8      9,442.4    9,185.9
Operating Income                     993.7        909.1      3,007.5    2,569.6
Interest Expense                     177.3        159.8        496.2      520.6
Other Income (Expense), net          (22.9)         7.9         24.9       33.6

Income before Income Taxes,
  Extraordinary Loss and
  Cumulative Effect of Change
  in Accounting Principle            793.5        757.2      2,536.2    2,082.6
Provision for Income Taxes           294.0        314.8        934.9      795.9
Income Before Extraordinary
  Loss and Cumulative Effect
  of Change in Accounting
  Principle                          499.5        442.4      1,601.3    1,286.7
Extraordinary Loss on Early
  Extinguishment of Debt,
  net of tax                          -            (7.8)        -         (63.2)
Cumulative Effect of Change
  in Accounting Principle,
  net of tax                          -             -           -         (67.4)
     Net Income                   $  499.5     $  434.6     $1,601.3   $1,156.1

Weighted Average Common
  Shares Outstanding                 496.7        496.3        496.6      495.9
Dividends Declared
  Per Common Share                $    .69     $    .69     $   2.07   $   2.07
Earnings Per Share:
  Income Before Extraordinary
   Loss and Cumulative Effect of
   Change in Accounting Principle $   1.01     $    .89     $   3.22   $   2.59
  Extraordinary Loss on Early
   Extinguishment of Debt,
   net of tax                          -           (.01)         -         (.12)
  Cumulative Effect of Change
   in Accounting Principle,
   net of tax                          -           -             -         (.14)
     Net Income                   $   1.01     $    .88     $   3.22   $   2.33

The accompanying notes are an integral part of these financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Millions)

                                               September 30,  December 31,
                                                   1994           1993
                                                (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                     $   680.3      $   501.5
  Temporary cash investments                         69.3           49.0
  Accounts receivable, net of allowance for
    uncollectibles of $153.2 and $149.6           2,936.1        2,985.2
  Material and supplies                             445.8          418.7
  Other current assets                              335.6          364.6
                                                  4,467.1        4,319.0

Investments and Advances                          2,511.6        2,039.4

Property, Plant and Equipment, net               25,030.6       24,667.8

Deferred Charges and Other Assets                   522.4          512.2

Intangible Assets, net                            1,420.0        1,334.9

    Total Assets                                $33,951.7      $32,873.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Debt maturing within one year                 $ 1,916.7      $ 1,838.6
  Accounts payable                                1,287.5          979.0
  Other current liabilities                       2,675.9        2,943.8
                                                  5,880.1        5,761.4

Long-Term Debt                                    7,466.4        7,380.7

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes               3,457.3        3,465.3
  Unamortized investment tax credits                463.5          515.9
  Other liabilities and deferred credits          2,551.1        2,255.8
                                                  6,471.9        6,237.0

Shareholders' Equity:
  Common stock, $1 par value                        502.5          501.6
  Paid-in capital                                 8,053.9        8,009.4
  Retained earnings                               6,502.2        5,919.3
  Shares held in trust                             (336.2)        (292.6)
  Guarantee of ESOP debt                           (589.1)        (643.5)
                                                 14,133.3       13,494.2

    Total Liabilities and Shareholders' Equity  $33,951.7      $32,873.3



The accompanying notes are an integral part of these financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)
                                                         For the Nine Months
                                                          Ended September 30,
                                                           1994         1993
                                                                    (Restated)
Cash Flows from Operating Activities:
   Net income........................................... $1,601.3    $1,156.1
   Adjustments to net income:
      Depreciation......................................  2,373.9     2,281.8
      Amortization of intangibles.......................     39.3        45.7
      Dividends received from unconsolidated affiliates.     89.3       106.9
      Losses/(earnings) of unconsolidated affiliates....     55.4       (22.6)
      Write-off of unamortized debt issuance costs
       due to early extinquishment of debt..............       -        106.4
      Payment of call premium...........................       -        (76.4)
      Provision for losses on bad debts.................    135.1       148.0
      Deferred income taxes and unamortized
       investment tax credits...........................   (122.6)     (145.7)
      Change in accounting principle, net of tax........       -         67.4
      Gain on sale of operations........................    (64.7)         -
      Allowance for funds used during construction......    (14.0)      (18.7)
      Change in accounts receivable.....................   (277.3)     (302.9)
      Change in material and supplies...................   (142.0)      (53.3)
      Change in accounts payable and
       other current liabilities........................    (28.3)       10.8
      Change in deferred charges and other assets.......     11.6       (25.8)
      Change in other liabilities and
       deferred credits.................................    349.7       117.0
      Other reconciling items, net......................     63.9        22.8
         Net cash provided by operating activities......  4,070.6     3,417.5

Cash Flows from Investing Activities:
   Capital expenditures................................. (2,698.0)   (2,480.0)
   Proceeds from disposals of property, plant
    and equipment.......................................     86.7        84.2
   Proceeds from disposition of short-term
    investments.........................................     59.2       129.3
   Purchase of short-term investments...................    (79.5)     (100.9)
   Investment dispositions..............................    133.8        34.3
   Investments in/advances to unconsolidated
    affiliates..........................................   (564.7)     (237.9)
   Other investing activities, net......................     41.1        29.0
         Net cash (used for) investing activities....... (3,021.4)   (2,542.0)

Cash Flows from Financing Activities:
   Proceeds from short-term borrowings.................. 17,048.2    11,638.0
   Repayments of short-term borrowings..................(16,918.5)  (11,263.9)
   Proceeds of long-term debt...........................    149.4     2,198.7
   Repayment of long-term debt..........................   (105.7)   (2,289.4)
   Payments of capital lease obligations................    (11.6)       (9.7)
   Proceeds from issuing common shares..................      7.2        36.1
   Dividends paid....................................... (1,039.4)     (961.9)
         Net cash (used for) financing activities.......   (870.4)     (652.1)

Net Increase in Cash and Cash Equivalents...............    178.8       223.4
Cash and Cash Equivalents at Beginning of Period........    501.5       265.5
Cash and Cash Equivalents at End of Period..............$   680.3    $  488.9

The accompanying notes are an integral part of these financial statements.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Millions)
(Unaudited)


(a)  Preparation of Interim Financial Statements

The consolidated financial statements of BellSouth Corporation (BellSouth) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain amounts have been reclassified from previous presentations. In the opinion of BellSouth, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, BellSouth believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in BellSouth's latest annual report on Form 10-K and previous quarterly reports on Form 10-Q.

(b)  BellSouth Corporation Consolidated Shareholders' Equity

                           Common  Paid-In   Retained Shares Held  Guarantee of
                            Stock  Capital   Earnings   in Trust     ESOP Debt

Balance at December 31,
 1993..................... $501.6  $8,009.4  $5,919.3     $(292.6)    $(643.5)
Net income................                    1,601.3
Dividends.................                   (1,027.1)
Shares issued in
 connection with various
 employee benefit plans...     .1       6.7
Shares issued to grantor
 trusts...................     .8      42.8                 (43.6)
Reduction of ESOP debt and
 other related activity...                        8.7                    54.4
Foreign currency
 translation adjustment... ______  ____(5.0) ________     ______      _______
Balance at
 September 30, 1994....... $502.5  $8,053.9  $6,502.2     $(336.2)    $(589.1)

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


(c)  Supplemental Cash Flow Information

The following supplemental information is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 95, "Statement of Cash Flows":

                                                        For the Nine Months
                                                         Ended September 30,
                                                         1994         1993

    Cash paid during the period for:

      Income taxes.................................... $1,023.6      $861.4


      Interest........................................ $  545.1      $611.6

    Schedule of Noncash Investing and
      Financing Activities:

      Common shares issued in lieu of cash dividends
        under the Shareholder Dividend Reinvestment
        and Stock Purchase Plan....................... $  -          $ 66.4

      Shares issued to grantor trusts................. $ 43.6        $253.1


(d) SFAS No. 112, "Employers' Accounting for Postemployment Benefits"

In the fourth quarter of 1993, BellSouth adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of the change in accounting principle was $67.4 ($.14 per share). Because the change in accounting was retroactive to January 1, 1993, the consolidated financial statements at September 30, 1993 and for the nine months then ended have been restated to reflect the adoption of the accounting standard.

BELLSOUTH CORPORATION
SELECTED OPERATING DATA
(Unaudited)

Network Access Lines in Service at September 30 (In Thousands)(a):

                                                              Percentage
                                                         Gain/(Loss) for the
                                                            Periods Ended
                                                            September 30,
                                                        1994 vs.     1993 vs.
                                              1994        1993         1992
By Category:
  Residence                                  14,058.7       3.45       2.93
  Business                                    5,680.7       6.97       5.12
  Other                                         253.8       (.12)     (4.26)
       Total Access Lines                    19,993.2       4.38       3.42

By State:
  Alabama                                     1,712.8       3.49       3.34
  Florida                                     5,269.8       4.67       3.94
  Georgia                                     3,309.6       5.54       3.92
  Kentucky                                    1,053.7       2.99       2.67
  Louisiana                                   2,020.2       3.53       2.03
  Mississippi                                 1,110.2       3.98       2.92
  North Carolina                              1,971.0       4.87       3.71
  South Carolina                              1,235.1       3.34       2.50
  Tennessee                                   2,310.8       4.49       3.72
       Total Access Lines                    19,993.2       4.38       3.42

                                                             Percentage
                                                         Gain/(Loss) for the
                                                            Periods Ended
                                                        1994 vs.    1993 vs.
                                              1994        1993        1992
Access Minutes of Use (In Millions)(a)(b):
  Interstate:
    Three months ended March 31             14,050.8       7.94        5.55
    Three months ended June 30              14,422.3       7.59        6.03
    Three months ended September 30         14,482.1       8.63        4.74
    Nine months ended September 30          42,955.2       8.05        5.44

  Intrastate:
    Three months ended March 31              4,005.6      11.39        6.74
    Three months ended June 30               4,175.0       9.90        8.79
    Three months ended September 30          4,293.2      10.45        9.31
    Nine months ended September 30          12,473.8      10.57        8.30

  Total Minutes of Use:
    Three months ended March 31             18,056.4       8.69        5.80
    Three months ended June 30              18,597.3       8.10        6.63
    Three months ended September 30         18,775.3       9.04        5.74
    Nine months ended September 30          55,429.0       8.61        6.06

Toll Messages (In Millions)(a)(c)
    Three months ended March 31                386.6       5.28       (2.40)
    Three months ended June 30                 397.2       2.12        7.14
    Three months ended September 30            387.2       1.70        4.03
    Nine months ended September 30           1,171.0       3.00        2.86

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

BELLSOUTH CORPORATION
SELECTED OPERATING DATA - continued


Cellular and Paging Customers Served at September 30 (Equity Basis (d)):

                                                           Percentage Gain
                                                                1994
                                              1994            vs. 1993

Domestic Cellular.......................... 1,929,800           39.5
International Cellular.....................   309,100          113.5
Domestic Paging (e)........................ 1,563,000           30.9



(d) Includes customers served based on BellSouth's ownership percentage in all markets served.

(e) Includes customers attributable to an acquisition during third quarter 1994. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Business Volumes."

                                       For the Nine
                                       Months Ended
                                       September 30,   Year Ended December 31,
                                           1994       1993 1992 1991 1990 1989

Ratio of Earnings to Fixed Charges (f)     5.38       2.98 4.00 3.47 3.68 3.85


(f) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes, gross interest expense, such portion of rental expense representative of the interest factor on such rentals and equity in losses from less-than-50%-owned investments (accounted for under the equity method of accounting) less the excess of earnings over distributions from less-than-50%-owned investments (accounted for under the equity method of accounting); (ii) fixed charges are comprised of gross interest expense and such portion of rental expense representative of the interest factor on such rentals.

BELLSOUTH CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(Dollars in Millions, Except Per Share Amounts)

BellSouth Corporation (BellSouth) is a holding company headquartered in Atlanta, Georgia whose operating telephone company subsidiary, BellSouth Telecommunications, Inc. (BellSouth Telecommunications) serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides local exchange service and toll communications services within court-defined geographic areas, called Local Access and Transport Areas (LATAs), and provides network access services to enable interLATA communications using the long-distance facilities of interexchange carriers. Through subsidiaries, other telecommunications services and products are provided both inside and outside the nine-state BellSouth Telecommunications region.
BellSouth Enterprises, Inc. (BellSouth Enterprises), another wholly-owned subsidiary, owns businesses providing domestic and international wireless communications services and advertising and publishing products.

Approximately 73% and 74% of BellSouth's Total Operating Revenues for the nine-month periods ended September 30, 1994 and 1993, respectively, and a greater portion of net income were from wireline services provided by BellSouth Telecommunications. Charges for local service, access services and toll messages for the nine months ended September 30, 1994 accounted for approximately 57%, 33% and 10%, respectively, of the wireline revenues discussed above. Revenues from wireless communications services and directory advertising and publishing services accounted for approximately 12% and 9%, respectively, of Total Operating Revenues for the nine months ended September 30, 1994. The remainder of such revenues was derived principally from other nonregulated services provided by BellSouth Telecommunications.


Results of Operations


                          For the Three                    For the Nine
                    Months Ended September 30,       Months Ended September 30,
                       1994            1993             1994           1993 _

Net Income          $  499.5        $  434.6         $1,601.3       $1,156.1

Earnings Per Share  $   1.01        $    .88         $   3.22       $   2.33

Net Income increased $64.9 (14.9%) and $445.2 (38.5%) for the three- and nine-month periods ended September 30, 1994, respectively, when compared to the same prior year periods; Earnings Per Share increased $.13 (14.8%) and $.89 (38.2%). The increases for both periods were attributable in part to revenue growth, driven by improvements in key business volumes, and cost control efforts at BellSouth Telecommunications, including expense savings attributable to the restructuring plan implemented in 1993. The increases for the three- and nine-month periods were also due to the effect of 1993 charges of $7.8 ($.01 per share) and $63.2 ($.12 per share), respectively, for the refinancing of certain long-term debt issues at lower interest rates by BellSouth Telecommunications and $42.1 ($.08 per share) and $15.6 ($.03 per share), respectively, related to the federal income tax legislation enacted in 1993 (see "Provision for Income Taxes" herein). The increase for the nine-month period was also due in part to a $67.5 ($.14 per share) gain in first quarter 1994 on the sale of BellSouth's interest in a cellular telephone business in Mexico and the effect of charges in first quarter 1993 of $67.4 ($.14 per share) for the retroactive adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits" (see Note (d)) and approximately $25 ($.05 per share) associated with severe 1993 winter weather conditions. After adjusting for the effect of the unusual items in 1994 and 1993, Net Income for the three- and nine-month periods ended September 30, 1994 increased $15.0 (3.1%) and $206.5 (15.6%), respectively, when compared to the same periods last year; Earnings Per Share, as adjusted, increased $.04 (4.1%) and $.41 (15.4%).


Business Volumes

The rate of growth in access lines continued to be particularly strong. The number of access lines in service since September 30, 1993 increased by approximately 839,400, or 4.38%, to 19,993,200, compared to a 3.42% rate of increase for the same prior year period. The overall increase, led by growth in Georgia, North Carolina, Florida and Tennessee, was primarily attributable to continued economic improvement, including expanding employment in BellSouth Telecommunications' nine-state region, and an increase in the number of second residential lines. Second residential lines accounted for approximately 41.5% and 23.2% of the overall increase in residence access lines and total access lines, respectively, since September 30, 1993. The growth rates in 1994 for total residence and business lines of 3.45% and 6.97%, respectively, improved compared to growth rates of 2.93% and 5.12%, respectively, in 1993.

Access minutes of use represent the volume of traffic carried by interexchange carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 1,556.5 million (9.04%) and 4,394.0 million (8.61%) for the three- and nine-month periods ended September 30, 1994, respectively, compared to increases of 5.74% and 6.06% for the same periods last year. The increases in access minutes of use were partially attributable to access line growth, promotions by the interexchange carriers and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities. The growth rate in total minutes of use continues to be negatively impacted by the effects of bypass and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services, which causes a decrease in minutes of use.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. Also, effective in 1994, toll messages include messages completed under Optional Calling Plans (OCPs), which provide reduced rates for toll calls within a LATA. Prior period toll message volumes have been restated to reflect this change. The pricing of services provided under OCPs has stimulated volume growth. Accordingly, the trend of declining toll message volumes in prior periods has been mitigated to some extent by the inclusion of messages completed under these plans.

For the three- and nine-month periods ended September 30, 1994, toll messages increased by 6.5 million (1.70%) and 34.1 million (3.00%), respectively, compared to restated increases of 4.03% and 2.86% for the corresponding periods in 1993. The increases were attributable in part to the growth of messages completed under OCPs. Other than a plan implemented in South Carolina during September 1994, which had only a negligible impact on 1994 volumes, no new significant local area calling plans have been implemented since 1992. The South Carolina plan and future implementation of other such plans in BellSouth Telecommunications' service region, coupled with competition in the intraLATA toll market, will adversely impact future toll message volumes. These plans and the effects of competition result in the transfer of calls from toll to local service and access categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.

Domestic cellular customers (equity-weighted) increased by 546,100 (39.5%) since September 30, 1993 to 1,929,800. The overall penetration rate (number of customers as a percentage of the total population in the service territory) increased from 3.57% at September 30, 1993 to 4.92% at September 30, 1994.
Total minutes of use have also continued to increase, although average minutes of use per cellular customer declined slightly due to the trend of increased penetration into lower-usage market segments.

Since September 30, 1993, the number of international cellular customers increased by 164,300 (113.5%) to 309,100. Growth in total minutes of use for international cellular properties remained strong due to demand stimulated by competitive programs, enhanced services and underdeveloped land-line service.

Domestic paging customers increased by 369,400 (30.9%) to 1,563,000 since September 30, 1993 due primarily to the acquisition of the remaining 50% ownership interest in a paging business, effective August 1, 1994, and also to continued success of the retail distribution program and aggressive pricing strategies in the reseller market. Of the overall growth, approximately 210,000 customers were attributable to the acquisition. Excluding the effect of the acquisition, domestic paging customers increased by approximately 159,400 (13.4%) since September 30, 1993.

See "Selected Operating Data."

Operating Revenues

Total Operating Revenues increased $182.8 (4.6%) and $694.4 (5.9%) for the three- and nine-month periods ended September 30, 1994, respectively, when compared to the corresponding 1993 periods. The components of Total Operating Revenues were as follows:

                             For the Three                 For the Nine
                       Months Ended September 30,    Months Ended September 30,
                          1994         1993             1994         1993 _


Local Service          $1,728.2     $1,669.9         $5,117.6     $4,912.9

Interstate Access         770.8        759.8          2,338.2      2,227.7

Intrastate Access         226.6        222.6            687.1        655.8

Toll                      298.4        305.7            899.0        910.8

Directory Advertising
 and Publishing           364.3        364.6          1,105.4      1,088.9

Wireless Communications   528.7        397.5          1,477.0      1,129.1

Other Services         __ 280.7        294.8            825.6        830.3

  Total Operating
   Revenues            $4,197.7     $4,014.9        $12,449.9    $11,755.5


Local Service revenues increased $58.3 (3.5%) and $204.7 (4.2%) for the three- and nine-month periods ended September 30, 1994, respectively, as compared to the same 1993 periods. Both increases were attributable to an increase in access lines in service since September 30, 1993. In addition, growth in revenues from optional extended area calling plans, which shift revenues from Toll to Local Service, contributed to the increases for both periods. The increases were partially offset by the effect of net rate reductions since September 30, 1993, principally in Louisiana and, to a lesser extent, in Florida, Alabama and North Carolina.

Interstate Access revenues increased $11.0 (1.4%) and $110.5 (5.0%) for the three- and nine-month periods ended September 30, 1994, respectively, as compared to the same prior year periods. The increases for both periods were attributable to growth in minutes of use, additional end user charges due primarily to access line growth and, for the nine-month period, the effect of billing adjustments recorded in first quarter 1993, which reduced revenues for that period. The increases were partially offset by the net effect of rate reductions, including revenue deferrals under the Federal Communications Commission's (FCC) price cap plan, and decreased net settlements with the National Exchange Carriers Association. Since BellSouth Telecommunications' earnings remain in the sharing range of the FCC's current price cap plan and because of other factors, it is unlikely that significant revenue growth in this category can be sustained over the long term.

Intrastate Access revenues increased $4.0 (1.8%) and $31.3 (4.8%) for the three- and nine-month periods ended September 30, 1994, respectively, from the comparable 1993 periods. The increases were due to growth in minutes of use, increased net settlements with independent telephone companies and, for the nine-month period, the effect of billing adjustments recorded in first quarter 1993, which reduced revenues for that period. The increases were partially offset by rate reductions since September 30, 1993, principally in Alabama, Florida and Tennessee.

Toll revenues decreased $7.3 (2.4%) and $11.8 (1.3%) for the three- and nine-month periods ended September 30, 1994, respectively, when compared to the same prior year periods. The decreases were primarily attributable to net rate reductions since September 30, 1993 and the impact of optional extended area
calling plans which shift revenues to Local Service.   The decreases were
partially offset by growth in toll message volumes, reflecting improvements related in part to optional calling plans.

Directory Advertising and Publishing revenues decreased $0.3 (0.1%) and increased $16.5 (1.5%) for the three- and nine-month periods ended September 30, 1994, respectively, when compared to the same prior year periods, reflecting increases in the volumes and prices of advertising sold for Yellow Pages directories included in both the 1993 and 1994 periods and decreases resulting from a delay in the issue dates of certain directories.

Wireless Communications revenues include revenues from the consolidated wireless communications businesses (primarily cellular and paging within BellSouth Enterprises) as well as revenues from interconnections by unaffiliated cellular carriers with BellSouth Telecommunications' network. (BellSouth's interests in the net income or loss of the unconsolidated wireless businesses within BellSouth Enterprises, which are accounted for under the equity method of accounting, are recorded in Other Income (Expense), net).

Wireless Communications revenues increased $131.2 (33.0%) and $347.9 (30.8%) for the three- and nine-month periods ended September 30, 1994, respectively, when compared to the same periods last year. The increases were attributable to continued growth of the customer base and demand for wireless services in domestic and international markets.

Other Services revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services, billing and collection services and other nonregulated services (primarily inside wire services) offered by BellSouth Telecommunications.

Other Services revenues decreased $14.1 (4.8%) and $4.7 (0.6%) for the three- and nine-month periods ended September 30, 1994, respectively, when compared to the corresponding 1993 periods. The decreases were primarily attributable to increased sharing accruals related to state regulatory plans and the sale in April 1994 of BellSouth Telecommunications' out-of-region CPE sales and service operations. The decreases were partially offset by higher demand for unregulated products and services, including voice messaging and inside wire services, and the effect of adjustments, related primarily to billing and collection services.

See "Business Volumes."


Operating Expenses

The components of Total Operating Expenses are Depreciation and Amortization, Cost of Services and Products and Selling, General and Administrative. Cost of Services and Products includes employee and employee-related expenses associated with network repair and maintenance, material and supplies expense, cost of tangible goods sold and other expenses associated with providing services. Selling, General and Administrative includes expenses related to sales activities such as salaries, commissions, benefits, travel, marketing and advertising expenses. Total Operating Expenses increased $98.2 (3.2%) and $256.5 (2.8%) for the three- and nine-month periods ended September 30, 1994, respectively, compared to the same periods in 1993, the components of which were as follows:

                             For the Three                 For the Nine
                       Months Ended September 30,   Months Ended September 30,
                          1994         1993            1994         1993 _


Depreciation and
 Amortization          $  814.1     $  789.0        $2,413.2     $2,327.5

Other Operating Expenses:

  Cost of Services
   and Products         1,521.8      1,445.2         4,506.4      4,403.5
  Selling, General and
   Administrative         868.1        871.6         2,522.8      2,454.9
                        2,389.9      2,316.8         7,029.2      6,858.4
Total Operating
Expenses               $3,204.0     $3,105.8        $9,442.4     $9,185.9

Depreciation and Amortization increased $25.1 (3.2%) and $85.7 (3.7%) for the three- and nine-month periods ended September 30, 1994, respectively, compared to the same periods in 1993. The increases were due to higher levels of property, plant and equipment since September 30, 1993 resulting from continued growth in the customer base for wireless and wireline services and continued modernization of the networks. In addition, higher depreciation rates in certain jurisdictions contributed to the increase. The effect of the expiration of inside wire and reserve deficiency amortizations partially offset the increases for the period.

Other Operating Expenses increased $73.1 (3.2%) and $170.8 (2.5%) for the three- and nine-month periods ended September 30, 1994, respectively, when compared to the corresponding 1993 periods. The increases were primarily attributable to increased expenses related to growth in the wireless communications customer base, including additional marketing and operational costs associated with higher levels of sales and expanded operations, and, to a lesser extent, volume growth in the wireline and directory advertising and publishing businesses. For the wireline business, the increases reflect additional network-related expenses, including software license fees and materials, and higher overall labor costs. The increases in labor costs resulted from annual compensation increases for management and craft employees and increased overtime attributable to volume growth and network service activities, partially offset by expense savings from a net reduction of approximately 3,150 employees since September 30, 1993. The net reduction in employees at BellSouth Telecommunications reflects reductions of approximately 3,100 attributable to the restructuring plan announced in the fourth quarter of 1993 and approximately 750 from the sale in April 1994 of the out-of-region CPE sales and service operations, partially offset by the addition of about 700 employees primarily for the support of network and other business functions. For the nine-month period, the increase in Other Operating Expenses was partially offset by the inclusion in 1993 of approximately $40 of expenses related to severe weather conditions.

                             For the Three                 For the Nine
                       Months Ended September 30,   Months Ended September 30,
                           1994         1993             1994         1993 _


Interest Expense       $177.3         $159.8        $496.2          $520.6

Other Income
 (Expense), net         (22.9)           7.9          24.9            33.6

Provision for
 Income Taxes           294.0          314.8         934.9           795.9


Interest Expense increased $17.5 (11.0%) and decreased $24.4 (4.7%) for the three- and nine-month periods ended September 30, 1994, respectively, compared to the same periods last year. For the three month period, the increase was attributable to higher interest rates on short-term borrowings and higher average levels of debt. The increase was partially offset by interest savings resulting from the refinancing of long-term debt at lower interest rates in fourth quarter 1993 and, to a lesser extent, in third quarter 1993. For the nine-month period, the decrease was due to interest savings resulting from the refinancings of long-term debt at lower interest rates throughout 1993, partially offset by higher interest rates on short-term borrowings and higher average levels of debt.

Other Income (Expense), net decreased $30.8 and $8.7 (25.9%) for the three- and nine-month periods ended September 30, 1994, respectively, compared to the corresponding periods in 1993. The decreases were due primarily to higher costs and expenses related to new and start-up unconsolidated operations, principally the business with RAM Broadcasting Corporation ("RAM"), and, to a lesser extent, the cellular business in Germany and the long distance telecommunications business in Chile, as well as higher income attributable to minority interests. The decreases were partially offset by an overall increase in income from BellSouth's investments in other unconsolidated domestic and international wireless businesses and, for the nine month period, the $67.5 gain on sale of BellSouth's interest in the cellular telephone business in Mexico.

Provision for Income Taxes decreased $20.8 (6.6%) and increased $139.0 (17.5%) for the three- and nine-month periods ended September 30, 1994 over the comparable 1993 periods. The decrease for the three-month period was due to the inclusion in third quarter 1993 of $42.1 for the cumulative adjustment related to the one percent increase in the Federal statutory income tax rate for corporations. Of such total adjustment, $26.5 applied to income earned in the first nine months of 1993 and $15.6 related to the adjustment of the deferred tax liability at January 1, 1993 for the increase in the tax rate. The decrease was partially offset by a higher level of pretax income in third quarter 1994. For the nine-month period, the increase was primarily attributable to a higher level of pretax income and the effect of the $7.8 transition adjustment associated with the implementation of SFAS No. 109, "Accounting for Income Taxes" in first quarter 1993, which reduced tax expense for that period. The increase was partially offset by the effect of the $15.6 adjustment recorded in third quarter 1993 which related to the January 1, 1993 deferred tax liability.

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

BellSouth's cash flow from operations increased 19.1% to $4,070.6 for the first nine months of 1994, compared to the same period in 1993. The increase was due in part to the improvement in net income and also to the impact of expenditures in 1993 attributable to Hurricane Andrew, which reduced cash flow for that period. Expenditures for the construction and purchase of plant and equipment to support network development activities, which is BellSouth's primary use of capital funds, totaled $2,698.0 during the first nine months of 1994, compared to $2,480.0 for the same period last year. Substantially all funds supporting construction activity were provided internally and this trend is expected to continue through 1994.

Cash used for investments in and advances to unconsolidated affiliates increased from $237.9 to $564.7 in 1994. Approximately 33% of such cash in 1994 was loaned to Prime South Diversified, Inc. which indirectly wholly owns Community Cable TV, a Las Vegas cable operation managed by Prime Cable. Approximately 41% of the cash used was for investments and advances to RAM Mobile Data and the German and Venezuelan cellular businesses. The remainder was invested in other businesses in which BellSouth has an interest.

Cash dividends paid to BellSouth's common shareholders totaled $1,039.4 during the first nine months of 1994, compared to $961.9 during the first nine months of 1993. The increase was due to the use of $66.4 of common shares, newly issued by BellSouth, during the first nine months of 1993 as payment in lieu of cash dividends under the Shareholder Dividend Reinvestment and Stock Purchase Plan. No such newly-issued shares were used for that purpose during the first nine months of 1994.

BellSouth's debt to total capitalization ratio increased from 39.2% at September 30, 1993 to 39.5% at September 30, 1994. The increase was attributable to a slight increase in the level of debt.


Other Matters

Restructuring of Telephone Operations

In the fourth quarter of 1993, BellSouth Telecommunications recognized a $1,136.4 restructuring charge in connection with a plan to redesign, consolidate and streamline the fundamental processes and work activities in its telephone operations. The restructuring is being undertaken in response to an increasingly competitive business environment. Upon completion, restructuring of the telephone operations is expected to improve overall responsiveness to customer needs and reduce costs. The charge consists of $368.2 for Employee Separation, $342.8 for Consolidation/Elimination of Operations and $425.4 for Systems.

Employee Separation. Employee separation costs include severance payments, health care coverage, education benefits, and costs of relocating employees to new job locations, as well as pension curtailment expenses. These costs relate to BellSouth Telecommunications' targeted reduction of 10,200 employees by the end of 1996. Such reductions will result in future cost savings and, as a result, are expected to improve BellSouth Telecommunications' competitive position.

Consolidation/Elimination of Operations. Consolidation and elimination of various operations involve the redesign of key work processes and the design of new processes, both of which facilitate the consolidation of service functions and permit the targeted employee reductions. These costs include those to implement changes such as: the consolidation of data centers from 11 to 6; consolidation of comptrollers offices from 48 to 11; and consolidation of repair and installation centers from 288 to 80. Through these changes, BellSouth Telecommunications expects to establish and implement enhanced customer service processes.

Systems. The information management systems in use prior to the restructuring effort are inadequate to deal with increased competition and changing technology. Accordingly, as a part of the restructuring plan, a major redesign of information systems throughout the company is being undertaken to attain a systems framework that both facilitates the targeted employee reductions and correlates to the increasingly competitive business environment. This effort entails significant changes to the overall computing platform, architecture and corporate systems structure.

Progress Under the Plan.   Since inception of the restructuring plan in fourth
quarter 1993, cumulative employee reductions and total amounts charged against the restructuring reserve are 3,100 and $300, respectively, detailed as follows:

          Three Months Ended    Three Months Ended    Nine Months Ended
          December 31, 1993     September 30, 1994    September 30, 1994
          Employees   Amount    Employees   Amount    Employees   Amount

           1,300      $ 53.0     1,000      $120.7     1,800      $247.0

As of September 30, 1994, the recorded liability associated with the restructuring plan was $836.4. For the nine-month period ended September 30, 1994, cash expenditures relating to the ongoing implementation of the restructuring plan were approximately $204. The levels of restructuring activities and cash expenditures related to this plan are expected to increase over the restructuring period.

Business Developments

Optus Vision. Optus Communications Pty. Ltd. (Optus), an international consortium in which BellSouth has an approximate one-fourth ownership interest, has agreed to form a business (Optus Vision) with Australian and U.S. companies to develop a high capacity broadband network in Australia. The network services are expected to include cable and pay television, interactive services and local telecommunications services. Optus will own approximately 35% of Optus Vision. BellSouth expects to invest up to $200 over the next three years in this business.

Other Developments. BellSouth, Ameritech Corporation, SBC Communications Inc. (formerly Southwestern Bell Corporation) and The Walt Disney Company have signed a memorandum of understanding to form a business to acquire, develop, market and deliver traditional and interactive video programming services to consumers. Such services could include broadcast and satellite television networks, movies-on-demand and interactive shopping and entertainment services.

BellSouth has also signed a memorandum of understanding with China United Telecommunications Corporation, LTD (China Unicom) of the Peoples Republic of China to provide engineering, system integration and other technological services. BellSouth will provide these services in connection with China Unicom's development of networks for cellular, wireless and long distance communications.

In October, BellSouth announced its intention to participate in the FCC's December 1994 auction for broadband Personal Communications Services (PCS) licenses for Major Trading Areas (MTAs). BellSouth plans to bid on two licenses in the nine-state area served by BellSouth Telecommunications. One such bid, for the MTA covering North and South Carolina, will be submitted by a consortium of which BellSouth owns approximately 60%. BellSouth alone will bid for the Eastern Tennessee MTA.


Regulatory Environment

Accounting Under SFAS No. 71

BellSouth's regulated enterprise, BellSouth Telecommunications, continues to account for the economic effects of regulation under SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Where appropriate, the provisions of SFAS No. 71 give recognition to the effect of actions of regulators, which can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset or impose or eliminate a liability on a regulated entity. As a result of such actions by regulators, BellSouth's balance sheet at September 30, 1994 reflects deferred charges (regulatory assets) of approximately $129, primarily related to compensated absences and unamortized issuance costs for debt that has been refinanced, and deferred credits (regulatory liabilities) of approximately $39, related to income tax issues. Virtually all of the current regulatory assets and liabilities arose in connection with the incorporation of new accounting standards into the ratemaking process, and are transitory in nature. The magnitude of the regulatory assets and liabilities is decreasing over time due to the ongoing amortization prescribed as a part of the adoption in 1988 of the FCC's current Uniform System of Accounts. Additional regulatory assets and liabilities may arise in the future as long as BellSouth Telecommunications remains subject to the provisions of SFAS No. 71. SFAS No. 71 also requires that telephone plant and equipment be depreciated using asset lives prescribed by regulators. Generally as a result of increasing competition, such regulator-prescribed lives extend beyond the telephone plant's actual economic and technological lives. Consequently, the recorded net book value of the telephone plant is greater than that which would otherwise be recorded by unregulated enterprises.

Various forms of earnings-based regulation remain in effect at the federal level and in all nine states served by BellSouth Telecommunications. However, recent legislative and regulatory initiatives suggest that fully competitive markets for telecommunications services will eventually be established. In its recently-completed session, the United States Congress considered legislation designed specifically to open all telecommunications services to full competition. Although no such legislation was enacted into law, BellSouth expects that Congress will again consider legislation of this type in its next session. Furthermore, in the regulatory arena, BellSouth Telecommunications continues to pursue modification of the existing regulatory framework. Price regulation plans, whereby prices of basic local exchange service are directly regulated and prices for other telecommunications products and services are based on market factors, have been proposed for implementation and are under review in four of nine states in the service area.

BellSouth Telecommunications would be required to discontinue accounting under SFAS No. 71 if the existing and anticipated levels of competition no longer allow for service and product pricing that provides for the recovery of costs. Additionally, SFAS No. 71 would no longer apply if BellSouth Telecommunications is successful in altering the existing regulatory framework and achieving price regulation since such plans do not provide for the recovery of specific costs. While accounting under SFAS No. 71 is currently appropriate, it is increasingly likely that the company will discontinue accounting under SFAS No. 71 due to the effect of one or both of these conditions. In that event, the impact on BellSouth's financial position and results of operations would be material. Under such circumstances, BellSouth Telecommunications would be required to reduce the recorded value for telephone plant and equipment in recognition of amounts that are not recoverable or are overstated due to longer regulator-prescribed asset lives. In addition, BellSouth Telecommunications would be required to eliminate its regulatory assets and liabilities, adjust the level of its unamortized investment tax credits and fully adopt issue basis accounting for its directory publishing fees. Specific financial impacts of discontinuing SFAS No. 71 would depend on the timing and magnitude of changes, both in the marketplace and in the overall regulatory framework.


Judicial Update

In September 1994, the U.S. District Court for the Northern District of Alabama declared as unconstitutional a provision of the Cable Communications Policy Act of 1984 that prohibits BellSouth and its affiliates from providing cable television programming in the areas served by BellSouth Telecommunications. As a result of the Court's decision, which was rendered in response to a suit filed by BellSouth in 1993 and is now pending appeal by the United States, BellSouth and its affiliates may seek the appropriate governmental authorizations to provide video programming and interactive services directly to consumers within the areas of the Court's jurisdiction. Initially,

BellSouth plans to provide such services to residents of Vestavia Hills, Alabama, subject to finality of the Court's decision and approval by the FCC and the City of Vestavia Hills. The cost of constructing the network for approximately 7,600 households in Vestavia Hills is estimated to be $7 to $8.


State Regulation

South Carolina. In August, the South Carolina Public Service Commission concluded its hearings concerning BellSouth Telecommunications' current rates and 1992 earnings. An order is expected to be issued by the South Carolina Commission in the near term.

Mississippi. In response to an order issued by the Mississippi Public Service Commission, BellSouth Telecommunications filed in September a model price regulation plan. Under the model plan, the regulatory focus would shift from the company's earnings to rates that customers pay for services. The proposal includes provisions that basic rates will not increase for three years and the rates for interconnection services and other services (as defined in the model plan) would be set by BellSouth Telecommunications based on market considerations, subject to certain defined limitations. Hearings are scheduled during the first quarter of 1995.

Kentucky. Pursuant to an order issued by the Kentucky Public Service Commission, hearings originally scheduled for the fall of 1994 on BellSouth Telecommunications' proposed price regulation plan have been postponed. Such hearings have not yet been rescheduled.

Louisiana. In October, hearings regarding BellSouth Telecommunications' proposed price regulation plan were completed. The Louisiana Public Service Commission has not issued an order.

Georgia. The Georgia Public Service Commission is currently reviewing the company's earnings in conjunction with hearings on the proposed price regulation plan filed in June by BellSouth Telecommunications.

PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

              Exhibit
              Number

              3b        Bylaws of BellSouth Corporation.

              4a No instrument which defines the rights of holders of long and intermediate term debt of BellSouth Corporation is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, BellSouth Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.

              10aa      BellSouth Corporation Nonqualified Deferred
                        Income Plan.

              10bb      BellSouth Corporation Nonqualified Deferred
                        Compensation Plan.

              11        Computation of Earnings Per Common Share.

              12        Computation of Ratio of Earnings to Fixed
                        Charges. (See "Selected Operating Data"
                        section of this Form 10-Q.)

              27        Financial Data Schedule.

                      (b) Reports on Form 8-K:

              July 21, 1994 - BellSouth Corporation Second Quarter 1994
                              Earnings Release

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

                                           BELLSOUTH CORPORATION

                                           By        /s/  Ronald M. Dykes
                                                          RONALD M. DYKES
                                                 Vice President and Comptroller
                                                 (Principal Accounting Officer)


November 9, 1994

EXHIBIT INDEX


              Exhibit
              Number

              3b        Bylaws of BellSouth Corporation.

              10aa      BellSouth Corporation Nonqualified Deferred
                        Income Plan.

              10bb      BellSouth Corporation Nonqualified Deferred
                        Compensation Plan.

              11        Computation of Earnings Per Common Share.

              12        Computation of Ratio of Earnings to Fixed
                        Charges. (See "Selected Operating Data"
                        section of this Form 10-Q.)

              27        Financial Data Schedule.