Form 10-K
period 1994-12-31
BELLSOUTH CORP
filed 1995-03-08
CIK 732713

- --------------------------------------------------
- --------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

 (Mark One)
    /X/                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                        OR
    / /               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

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

      9 1/4% Notes due 1/15/98 of                New York Stock Exchange
 BellSouth Capital Funding Corporation

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     None.

    At March 1, 1995, 496,323,789 shares of Common Stock and Preferred Stock Purchase Rights were outstanding.

    At March 1, 1995, the aggregate market value of the voting stock held by non-affiliates was $29,221,063,077.

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

    Portions of the registrant's definitive proxy statement dated March 13, 1995, issued in connection with the 1995 annual meeting of shareholders (Part
III).

- --------------------------------------------------
- --------------------------------------------------

                               TABLE OF CONTENTS

  ITEM                                                                                                             PAGE
- ---------                                                                                                        ---------
                                                          PART I
       1.  Business............................................................................................          1
           General.............................................................................................          1
           Modification of Final Judgment......................................................................          1
           Business Operations.................................................................................          2
           Telephone Company Operations........................................................................          2
           Other Telecommunications Business Operations........................................................          8
           Competition.........................................................................................         12
           Research and Development............................................................................         16
           Licenses and Franchises.............................................................................         16
           Employees...........................................................................................         17
       2.  Properties..........................................................................................         17
           General.............................................................................................         17
           Property Additions..................................................................................         18
           Environmental Matters...............................................................................         19
       3.  Legal Proceedings...................................................................................         19
       4.  Submission of Matters to a Vote of Shareholders.....................................................         19
Additional Information -- Description of BellSouth Stock.......................................................         19
Executive Officers.............................................................................................         23
                                                         PART II
       5.  Market and Dividend Data............................................................................         24
       6.  Selected Financial and Operating Data...............................................................         25
       7.  Management's Discussion and Analysis of Results of Operations and Financial Condition...............         26
           Results of Operations...............................................................................         26
           Volumes of Business.................................................................................         27
           Operating Revenues..................................................................................         29
           Operating Expenses..................................................................................         31
           Other Income Statement Items........................................................................         33
           Financial Condition.................................................................................         33
           Operating Environment and Trends of the Business....................................................         35
           Other Matters.......................................................................................         37
       8.  Consolidated Financial Statements and Supplementary Data............................................         40
           Report of Management................................................................................         40
           Audit Committee Chairman's Letter...................................................................         41
           Report of Independent Accountants...................................................................         42
           Consolidated Statements of Income...................................................................         43
           Consolidated Balance Sheets.........................................................................         44
           Consolidated Statements of Shareholders' Equity.....................................................         45
           Consolidated Statements of Cash Flows...............................................................         46
           Notes to Consolidated Financial Statements..........................................................         47
           Supplementary Data -- Domestic Cellular Proportionate Operating Data................................         65
       9.  Changes in and Disagreements with Accountant on Accounting and Financial Disclosure.................         66
                                                         PART III
     *10.  Directors and Executive Officers of the Registrant..................................................         66
     *11.  Executive Compensation..............................................................................         66
     *12.  Security Ownership of Certain Beneficial Owners and Management......................................         66
     *13.  Certain Relationships and Related Transactions......................................................         66
                                                         PART IV
      14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................         66

Signatures.....................................................................................................         70
Consent of Independent Accountants.............................................................................         71

- ------------------------
*Included in BellSouth Corporation's definitive proxy statement dated March 13, 1995 and incorporated herein by reference.

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

    BellSouth Corporation (BellSouth) is a holding company providing telecommunications services and communications systems and products through two wholly-owned subsidiaries, BellSouth Telecommunications, Inc. (BellSouth Telecommunications) and BellSouth Enterprises, Inc. (BellSouth Enterprises). BellSouth Telecommunications, which is the surviving corporation from the merger, effective at midnight December 31, 1991, of South Central Bell Telephone Company (South Central Bell) and Southern Bell Telephone and Telegraph Company (Southern Bell), provides predominantly tariffed wireline telecommunications services to approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. These areas were previously served by South Central Bell and Southern Bell. BellSouth's other businesses (primarily wireless and international communications services and advertising and publishing products) are conducted through subsidiaries of BellSouth Enterprises.

    BellSouth was incorporated in 1983 under the laws of the State of Georgia. On December 31, 1983, pursuant to a consent decree approved by the United States District Court for the District of Columbia (the D. C. District Court) entitled "Modification of Final Judgment" (the MFJ) settling antitrust litigation brought by the United States Department of Justice (the Justice Department) in 1974 and the related Plan of Reorganization (the POR), American Telephone and Telegraph Company, now AT&T Corp. (AT&T), transferred to BellSouth its 100% ownership of South Central Bell and Southern Bell. On January 1, 1984, ownership of BellSouth was divested from AT&T and BellSouth became a publicly traded company.

    BellSouth has its principal executive offices at 1155 Peachtree Street, N.E., Atlanta, Georgia 30309-3610 (telephone number 404-249-2000).

                         MODIFICATION OF FINAL JUDGMENT

    Pursuant to the MFJ, AT&T divested the 22 wholly-owned operating telephone companies including, South Central Bell and Southern Bell, that were formerly part of the Bell System. The ownership of such 22 operating telephone companies was transferred by AT&T to seven holding companies (the Holding Companies), including BellSouth. All territory in the continental United States served by the operating telephone companies was divided into geographical areas termed "Local Access and Transport Areas" (LATAs). These LATAs are generally centered on a city or other identifiable community of interest.

    The MFJ limits the telecommunications-related scope of the post-divestiture business activities of the operating telephone companies and their successors (the Operating Telephone Companies), and the D. C. District Court retained jurisdiction over construction, implementation, modification and enforcement of the MFJ*. Under the MFJ, the Operating Telephone Companies may provide local exchange, exchange access, information access and toll telecommunications services within the LATAs. Although prohibited from providing service between LATAs, the Operating Telephone Companies provide exchange access services that link a subscriber's telephone or other equipment in one of their LATAs to the transmission facilities of carriers (the Interexchange Carriers), which provide toll telecommunications services between different LATAs. The Operating Telephone Companies may market, but not manufacture, customer premises equipment
(CPE), which is defined in the MFJ as equipment used on customers' premises to originate, route or terminate telecommunications. A

- ------------------------
*The provisions of the MFJ are applicable also to the Holding Companies.

similar    restriction   applies   to   the    manufacture   or   provision   of
"telecommunications equipment," which is defined in the MFJ as including equipment used by carriers to provide telecommunications services.

    The D.C. District Court has established procedures for obtaining generic and specific waivers from the manufacturing and interLATA communications restrictions of the MFJ, although the required filings with and review by the Justice Department and the D.C. District Court usually result in lengthy and uncertain proceedings. The foregoing restrictions present significant obstacles to the provision of certain wireless, cable television and other communications services and require that such business operations, even where waivers are ultimately obtained, be conducted under burdensome arrangements or subject to elaborate structural separation or other conditions. BellSouth is a party to litigation and is advocating legislation intended to remove or relax the MFJ restrictions. (See "Competition -- BellSouth Competitive Strategy.")

    The MFJ requires the Operating Telephone Companies to provide, upon a bona fide request by any Interexchange Carrier or information service provider, exchange access, information access and exchange services for such access that will be equal to that provided to AT&T in quality, type and price. BellSouth Telecommunications believes it is in compliance with this requirement.

                              BUSINESS OPERATIONS

    Approximately 72%, 73% and 74% of BellSouth's operating revenues for the years ended December 31, 1994, 1993 and 1992, respectively, and a greater portion of net income were from wireline telecommunications services provided by BellSouth Telecommunications. The remainder was principally from cellular and paging operations, directory advertising and publishing, CPE sales and maintenance, billing and collection services and other nonregulated services. (See "Other Telecommunications Business Operations.") Revenues from services provided to AT&T, BellSouth's largest customer, comprised approximately 11%, 14% and 14% of 1994, 1993 and 1992 operating revenues, respectively.

                          TELEPHONE COMPANY OPERATIONS

    BellSouth Telecommunications provides services, which include local exchange, exchange access and intraLATA toll services, within each of the 38 LATAs in its combined nine-state operating area. BellSouth experienced an increase in access lines of approximately 887,400 during 1994, resulting in a total of 20,220,000 lines at December 31, 1994. The overall increase of 4.6% was primarily attributable to continued economic improvement in BellSouth Telecommunications' nine-state service region and an increase in the number of second residential lines. Second residential lines accounted for approximately 23% of the overall increase in access lines since December 31, 1993. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Volumes of Business.")

    At December 31, 1994, approximately 76% of access lines were in 53 metropolitan areas, each having a population of 125,000 or more. Many localities and some sizable areas in the states in which BellSouth Telecommunications
operates   are  served   by  non-affiliated   telephone  companies,   which  had
approximately 29% of the network access lines in such states on December 31, 1994. BellSouth Telecommunications does not furnish local exchange, access or toll services in the areas served by such companies.

LOCAL AND TOLL SERVICES

    Charges for local services for each of the years ended December 31, 1994, 1993 and 1992 accounted for approximately 41% of BellSouth's operating revenues. Local services operations provide lines from telephone exchange offices to subscribers' premises for the origination and termination of telecommunications, including the following: basic local telephone service provided through the regular switching network; dedicated private line facilities for voice and special services, such as transport of data, radio and video, and foreign exchange services; switching services for customers' internal communications through facilities owned by BellSouth Telecommunications; services for data transport that include managing and configuring special service networks; and dedicated low or high capacity public or private digital networks. Other local services revenue is derived from intercept and directory assistance, public telephones and various secondary central office features.

    Secondary  central  office  features  may   be  purchased  by  access   line
subscribers for a charge in addition to the basic monthly fee. They include Custom Calling service (including Call Waiting, 3-Way Calling, Call Forwarding and Speed Dialing services) and Touchtone service. During 1994, revenues from secondary central office features comprised approximately 17% of local service revenues.

    In addition to secondary central office features, BellSouth Telecommunications offers certain enhanced services through its network.
Enhanced services differ from basic services and secondary central office features in that they employ computer processing applications to alter the subscriber's transmitted information; provide the subscriber additional, different or restructured information; or involve subscriber interaction with stored information. The terms of enhanced service offerings are not regulated under the rules of the Federal Communications Commission (FCC), but the FCC prescribes the method by which such services may be provided (for example, through structurally separated subsidiaries or arrangements providing access to competitive providers). Such offerings include voice messaging and storage services, such as MemoryCall-Registered Trademark- voice messaging service.

    BellSouth Telecommunications provides intraLATA toll services within, but not between, its 38 LATAs. Such toll services provided approximately 7%, 8% and 8% of BellSouth's operating revenues for the years ended December 31, 1994, 1993 and 1992, respectively. These services include the following: intraLATA service beyond the local calling area; Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand; and special services, such as transport of data, radio and video.

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

    Under one such modified form of regulation, economic incentives are provided to lower costs and increase productivity through the potential availability of "shared" earnings over a benchmark rate of return. Generally, when levels above targeted returns are reached, earnings are "shared" by providing refunds or rate reductions to customers. The amounts of any such excess that may be retained under some plans depend upon attaining mandated service standards, certain productivity improvement provisions or both. Some sharing plans have a maximum point above which all earnings must be returned to customers. Under some plans, if earnings fall below a targeted minimum, additional earnings required to return to the bottom of the allowed range can be obtained through rate increases. Sharing plans are generally subject to renewal after two or three years and may be subject to modification prior to renewal.

    Despite the potential advantages offered by sharing plans, substantial rate reductions have been incurred in connection with their adoption and operation. Of the states in which these types of plans were in place, BellSouth
Telecommunications attained the earnings sharing range in Alabama, Florida, Kentucky and Louisiana in 1994.

    Another form of regulation focuses on the prices that can be charged for telecommunications services. While such a plan limits the amount of increase for specified services, it enhances the company's ability to adjust prices and service options to more effectively respond to changing market conditions and competition. For these reasons, BellSouth Telecommunications is focusing its regulatory and legislative efforts on replacing existing plans with price regulation. The Florida, Georgia, North Carolina and Tennessee legislatures are considering bills that would provide for or allow price regulation and/or local exchange competition. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Operating Environment and Trends of the Business.")

ALABAMA

    An incentive regulation plan has been in effect in Alabama since December 1988, which provides for a return on average total capital* in the range of 11.65% to 12.30%. If earnings exceed 12.30% or drop below 11.65%, sharing with customers may range from 50% to 100%, depending upon whether certain service and efficiency requirements are met.

    In December 1993, in conjunction with approval of rate adjustments required by its incentive plans, the Alabama Public Service Commission approved a settlement of several outstanding issues. The settlement resulted in a net rate reduction to the company of $15.7 million.

    As a result of the first, second and third quarter filings under the plan in effect, the Alabama Commission accepted rate reductions of $13.1 million in April 1994, $16.4 million in July 1994 and $8.9 million in October 1994.

    In February 1995, BellSouth Telecommunications filed a proposed price regulation plan with the Alabama Commission. The proposal includes provisions that basic rates for residential and business customers would not increase for five years, intrastate switched access prices would be capped at the interstate level for five years and the company would reduce rates by $30 million.

FLORIDA

    From 1988 through 1992, the Florida incentive plan provided for a return on equity* of 11.5% to 16%, with earnings above 14% to be shared 40% by BellSouth Telecommunications and 60% by customers with an after-sharing cap of 16%. The sharing level was not attained under the plan.

    In 1993, BellSouth Telecommunications filed a petition to extend the existing plan. In January 1994, after extensive proceedings and negotiations between BellSouth Telecommunications, Public Counsel and intervenors, the Florida Public Service Commission approved a settlement that extends incentive regulation through 1996. Among other things, the terms of the settlement provided for rate reductions of $55 million in February 1994, an additional $60 million in July 1994, $80 million in October 1995 and $84 million in October 1996. The settlement provided for other changes in service offerings and tariffs including approximately $21 million in revenue reductions or increased expenses. Basic service rates have been capped at their current levels through 1997, and BellSouth Telecommunications has agreed not to propose any local measured service on a statewide basis through the same time period.

    The agreement established a 1994 return on equity sharing level of 12% with an after-sharing cap of 14%, increasing in 1995 to a 12.5% sharing level with an after-sharing cap of 14.5%. Rates of return beyond 1995 would vary based upon changes in utility bond yields but would change no more than 75 basis points from 1995 levels.

    Financial    results   for   1994   include   an   accrual   for   BellSouth
Telecommunications' estimated sharing obligation of $38 million.

- ------------------------
*As defined in the plan for this state.

GEORGIA

    The Georgia incentive plan adopted in 1990 provided that BellSouth Telecommunications would retain all earnings up to a 14% return on equity*. Subject to the attainment of service standards and productivity improvement provisions, BellSouth Telecommunications could retain a portion of earnings between 14% and 16%. The plan also provided for a reduction of rates if earnings exceed a 14% return on equity, even if the service standards and productivity improvement provisions are met. The amount of any sharing and rate adjustments would depend upon attaining certain service standards and productivity improvements. Effective January 1, 1994, the Georgia Public Service Commission extended the plan for six months and modified the return on equity at which sharing would occur from 14% to 13%. BellSouth Telecommunications has yet to attain the sharing level under the Georgia plan. However, a proceeding is pending regarding this issue and several parties assert that some sharing for the six-month period ending June 30, 1994 may be required; no accrual has been made for sharing during this period.

    In August 1994, the Georgia Commission approved a staff recommendation to implement a sharing plan on an interim basis, effective September 1994, until pending decisions regarding ongoing regulation of the Company are finalized. Earnings between 13.5% and 15.5% would be shared 50/50 by BellSouth Telecommunications and its customers.

    In June 1994, BellSouth Telecommunications filed with the Georgia Commission a proposed price regulation plan. The proposal includes provisions that basic rates for residential and single-line business customers would not increase for five years and intrastate switched access would not increase for three years. The rates, terms and conditions for interconnection and non-basic services would be set by BellSouth Telecommunications based on market considerations. Hearings have been held, and a decision is pending.

KENTUCKY

    Under the Kentucky incentive regulation plan, BellSouth Telecommunications may earn a return on average total capital* in the range of 10.99% to 11.61%. Earnings above 11.61% or below 10.99% are subject to sharing with customers on either a 50/50 or 25/75 basis depending upon the actual rate of return achieved. BellSouth Telecommunications achieved the sharing level during 1993 and 1994 and reduced rates by $4.2 million in June 1993, $2.2 million in July 1993, $2.7 million in January 1994 and $1.2 million in June 1994.

    BellSouth Telecommunications filed with the Kentucky Public Service Commission in March 1994 a proposed price regulation plan. The proposal includes provisions that basic residential rates would not increase for three years, residential touch-tone charges would be eliminated over a four-year period, intrastate switched access charges would be reduced to interstate levels and prices for non-basic services would be based on market factors. Hearings are scheduled for April 1995.

LOUISIANA

    In February 1992, in settlement of several years of regulatory and judicial proceedings, BellSouth Telecommunications and the Louisiana Public Service Commission agreed to a three year incentive regulation plan providing for an immediate $55 million refund, a rate reduction of $31.4 million and an authorized return on investment* in the range of 10.7% to 11.7%, with sharing of earnings above 11.7% and below 12.7%. Based on 1992 results, BellSouth Telecommunications reduced rates by $13.8 million in February and $7.8 million in August 1993, reflecting its sharing obligation under the new plan.

    Additionally, effective March 1994, BellSouth Telecommunications was ordered to reduce rates by $47 million annually and refund approximately $14.6 million for prior periods. This rate adjustment

- ------------------------
*As defined in the plan for this state.

and refund was associated with the November 1993 expiration of the company's reserve deficiency amortization. Based on 1994 data, BellSouth Telecommunications reduced rates by $11.1 million, effective February 1, 1995, reflecting its sharing obligation under the plan.

    In January 1994, BellSouth Telecommunications filed a petition with the Louisiana Commission requesting a price regulation plan. In November 1994, the Louisiana Commission rejected the company's price regulation plan as filed. The company intends to continue seeking such a plan.

    In its February 1995 meeting, the Louisiana Commission extended the current incentive plan pending further regulatory action. The authorized return on investment was changed to a range of 9.98% to 10.98% with sharing of earnings between 10.98% and 11.98% to reflect the change in the capital structure and the cost of debt since inception of the plan. The authorized cost of equity was not changed. The change in the revenue requirement associated with the lower authorized return on investment will be offset by the recovery of debt refinancing cost and an increase of approximately $9 million in annual intrastate depreciation expense.

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

    Additional revenue reductions in the amount of $12.8 million related to intrastate access and area calling plan impacts became effective in January 1993. In June 1993, the Mississippi Commission renewed, through July 1, 1995 the incentive plan and ordered BellSouth Telecommunications to reduce rates, effective July 1993, based on a targeted 11.24% return. Effective November 1, 1994, rates were increased by $8.9 million to provide recovery of the costs associated with a February 1994 ice storm.

    In response to an order issued by the Mississippi Commission, BellSouth Telecommunications filed in September 1994 a model price regulation plan. The proposal includes provisions that basic exchange and intrastate switched access rates will not increase for three years and the rates for interconnection services and other services (as defined in the model plan) would be set by BellSouth Telecommunications based on market considerations, subject to certain defined limitations. Hearings are scheduled during the second quarter of 1995.

    On December 1, 1994, BellSouth Telecommunications filed for an increase in rates of $5.1 million pursuant to the terms of the incentive plan. The increase was suspended by the Mississippi Commission while they consider the matter.

NORTH CAROLINA

    In 1989, legislation was enacted in North Carolina authorizing the North Carolina Utilities Commission to consider alternative forms of regulation. No specific proposal has been approved or is pending. The North Carolina Commission reviews BellSouth Telecommunications' rates on an ongoing basis under its traditional rate of return plan.

    In November 1993, the North Carolina Commission approved one-time depreciation reserve deficiency amortizations of $28.5 million and $25 million for 1993 and 1994, respectively. In December 1994, the Commission approved an additional one-time depreciation reserve deficiency amortization of $20.4 million for 1994.

SOUTH CAROLINA
    In August 1991, the South Carolina Public Service Commission authorized implementation of an incentive plan, but in August 1993, the South Carolina Supreme Court ruled that the South Carolina

- ------------------------
*As defined in the plan for this state.

Commission lacked the statutory authority to approve incentive regulation plans. In April 1994, the South Carolina Legislature enacted a law which permits the South Carolina Commission to adopt alternative forms of regulation.

    In December 1994, the South Carolina Commission issued an order requiring that rates be reduced prospectively by approximately $26 million. The Company was also ordered to refund approximately $28.6 million through a one-time credit to all residential and business customers for 1992. This order has been appealed to the courts. Any consideration of earnings for 1993 and 1994 has been delayed pending resolution of the appeal. In establishing rates prospectively, the South Carolina Commission retained a 13% return on equity* as the allowed return under traditional rate of return regulation.

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

    In December 1994, the Tennessee Commission adopted rules that provide that local exchange carriers (LECs), such as BellSouth Telecommunications, could elect to operate under price regulation no earlier than January 1, 1996. Following implementation of price regulation, local basic service rates would be capped for four years, after which a formula would be used to change basic rates. All other service prices will not increase for a minimum period of two years after the effective date of price regulation. Such approval has not yet been granted.
                            ------------------------

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

    Access charges, which are payable both by Interexchange Carriers and subscribers, provided approximately 24%, 24% and 25% of BellSouth's operating revenues for the years ended December 31, 1994, 1993 and 1992, respectively. These charges are designed to recover the costs of the common and dedicated facilities and switching equipment used to connect networks of Interexchange Carriers with the telephone company's local network. In addition, an interstate subscriber line access charge of $3.50 per line per month applies to single-line business and residential customers. The interstate subscriber access charge for multi-line business customers varies by state but cannot exceed $6.00 per line per month.

    In October 1990, the FCC authorized an alternative to traditional rate of return regulation called "price caps," effective January 1, 1991, which is mandatory for certain LECs, including BellSouth Telecommunications. In contrast to traditional rate of return regulation price caps limits the prices telephone companies can charge for their services. The price cap plan limits aggregate price changes to the rate of inflation minus a productivity offset, plus or minus exogenous cost changes recognized by

- ------------------------
*As defined in the plan for this state.

the FCC. Price cap regulation provides LECs with enhanced incentives to increase productivity and efficiency. Concurrent with the implementation of price caps, the FCC reduced the allowed rate of return on interstate operations from 12.0% to 11.25%.

    LECs that operate under price caps are allowed to elect annually by April 1 a productivity offset factor of 3.3% or 4.3%. If the lower offset is chosen, such carriers will be allowed to earn up to a 12.25% overall rate of return without sharing. If such carriers earn between 12.25% and 16.25%, half of the earnings in this range will be flowed through to customers in the form of a lower price cap index in the following year. All earnings over 16.25% would be flowed through to customers. If such carriers elect a 4.3% productivity offset, all earnings below 13.25% may be retained, earnings up to 17.25% would be shared and earnings over 17.25% would be flowed through to customers. BellSouth Telecommunications elected to operate under the 3.3% productivity offset factor for the period July 1, 1994 through June 30, 1995.

    In February 1994, the FCC initiated its review of the price cap plan described above. The FCC identified three broad sets of issues for examination including those related to the basic goals of price cap regulation, the operation of price caps and the transition of local exchange services to a fully competitive market. BellSouth believes and advocates that a revised price cap plan should be structured to provide increased pricing flexibility for services as competition evolves in the telecommunications markets and that sharing be eliminated from the plan. Any changes to the plan are not expected to be effective until mid-1995.

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

                  OTHER TELECOMMUNICATIONS BUSINESS OPERATIONS

DIRECTORY ADVERTISING AND PUBLISHING

    BellSouth Enterprises owns a group of companies which publish, print and sell advertising in, and perform related services concerning, alphabetical and classified telephone directories. Directory advertising and publishing revenues represented approximately 9% of BellSouth's total operating revenues for each of the years ended December 31, 1994, 1993 and 1992. Two of these companies also provide publishing and related products and services to other directory publishers. During 1994, these companies published approximately 450 directories for BellSouth Telecommunications and contracted with more than 170 nonaffiliated companies to sell advertising space in more than 450 publications of such nonaffiliated companies.

    Approximately one-half of the billed revenues from directory advertising operations of BellSouth Advertising & Publishing Corporation, a wholly-owned subsidiary of BellSouth, are paid as publication fees to BellSouth
Telecommunications for publishing rights and other services in its franchise areas.

WIRELESS COMMUNICATIONS

    BellSouth Enterprises provides wireless communications services which consist mainly of cellular telephone and paging services. Revenues from wireless communications comprised approximately 12%, 10% and 8% of BellSouth's total operating revenues for the years ended December 31, 1994, 1993 and 1992, respectively. In addition, BellSouth Enterprises owns minority interests in a number of wireless businesses whose revenues are not reflected in operating revenues because of the method of accounting required for such investments.

    The predominant part of these business operations is cellular telephone service. Cellular radio telephone systems provide customers with high-quality and readily available two-way communications services that interconnect with the local and long distance telephone networks. Cellular systems utilize a large number of low power transmitters, each of which transmits within a small geographic area, or cell, and a switching system that monitors and allocates available frequencies to users traveling within and between cells. The number of cells varies from market to market depending on several factors, including the topography and demographics of the service area. As the number of subscribers and calls increase, additional channels may be allocated to each cell, or additional cells may be created, either by sectorizing or splitting existing cells to create greater capacity or adding new cells.

    DOMESTIC CELLULAR OPERATIONS

    Domestic cellular wireless telephone business has become a significant contributor to BellSouth's operations, primarily due to the continued expansion of the customer base for mobile communications services and as a result of significant acquisitions of other systems. BellSouth maintains and operates cellular systems through wholly-owned subsidiaries and business arrangements with other entities. Cellular service and related equipment are marketed to consumers, directly and through authorized agents and to businesses that resell the service.

    At December 31, 1994, businesses in which BellSouth had an equity interest provided cellular service to a total of approximately 3.0 million domestic customers in 16 states. BellSouth's proportionate share of such total customers, based on its percentage ownership interests of such businesses, was approximately 2.2 million customers. (See "Consolidated Financial Statements and Supplementary Data -- Domestic Cellular Proportionate Operating Data.") Within its nine-state wireline service territory, BellSouth offers cellular service in cities including Atlanta, Miami, New Orleans, Memphis, Louisville, Birmingham and Orlando, while outside its wireline service territory it offers cellular service in cities including Los Angeles, Houston, Milwaukee, Indianapolis, Honolulu and Richmond, Virginia. BellSouth's proportionate interest in the aggregate population served by its domestic cellular systems is approximately
39.2 million persons.

    As described under "Other Wireless Operations," BellSouth is bidding for several broadband licenses to provide personal communications services (PCS), and if it is successful, it must divest operating control of cellular businesses it owns in the same areas. In December 1994, BellSouth reached agreement with ALLTEL Corporation (ALLTEL) to dispose of all or controlling interests in cellular properties serving the Carolinas, contingent upon its being awarded a PCS license for that area. BellSouth would retain a minority interest in most of such properties through participation in a limited partnership to be controlled and managed by ALLTEL, to which ALLTEL would also contribute certain of its cellular interests.

    The rates charged by cellular carriers are not regulated by the FCC or, with certain exceptions discussed below, the states in which BellSouth's cellular operations are located. Pursuant to a federal statute enacted into law in 1993, state governments are generally preempted from regulating the rates charged by cellular carriers. However, states which had any regulation concerning rates in effect on June 1, 1993 could apply to the FCC for approval to continue exercising authority over such rates. Three states in which BellSouth provides cellular services -- California, Louisiana and Hawaii -- have sought such approval. This matter is currently being litigated before the FCC. A final decision on this matter is required by law to be issued by the FCC by August 10, 1995.

    INTERNATIONAL CELLULAR OPERATIONS

    Outside the United States, BellSouth owns interests in consortiums that hold licenses for, and are building and/or operating, cellular telephone systems in Argentina, Australia, Denmark, Germany, Israel, New Zealand, Uruguay and Venezuela. Through a wholly-owned subsidiary, BellSouth holds a license for a cellular telephone system in Chile. At December 31, 1994, such systems provided cellular service to a total of approximately 1,014,000 international customers. BellSouth's proportionate share of such customers, based on its percentage ownership interests in such systems, was approximately 361,300 customers. BellSouth offers cellular service under regional licenses to areas within Argentina, Uruguay and Chile and offers cellular service under nationwide licenses in Australia, Denmark, Germany, Israel, Venezuela and New Zealand. Service in Australia is also currently being provided by reselling service obtained from the government-owned carrier. (See "Other International Operations.") During 1994, BellSouth disposed of interests in cellular telephone businesses in France and Mexico. BellSouth's international cellular systems operate in areas with an aggregate population of approximately 51.4 million persons, based on its percentage ownership interests in licensees in such countries.

    PAGING OPERATIONS

    BellSouth also provides domestic and international paging services. Paging services provide the ability to contact, by means of a radio transmitted signal, persons who carry small radio receivers. The caller uses a cellular or wireline telephone to reach an assigned telephone or PIN number at the service provider's facilities. The assigned number is automatically relayed to the paging terminal, and the call triggers a signal which is relayed to the terminal's transmitter and transmitted to the paging unit. Subscribers typically rent the paging units on a month-to-month basis, or purchase such units, and pay a flat monthly fee for paging services or a per message fee after a set number of free messages. These services are subject to regulation by the FCC.

    BellSouth has local and regional paging operations in many areas throughout the United States. In addition, BellSouth offers nationwide messaging service. BellSouth's paging and messaging services are offered under the MobileComm-Registered Trademark- service mark. As of December 31, 1994, BellSouth had approximately 1,614,100 pagers in service. In July 1994, BellSouth acquired RAM Broadcasting Corporation's (RBC's) 50% interest in the paging segment of the investment formerly jointly owned by BellSouth and RBC, thereby giving BellSouth a 100% interest in this entity.

    During second quarter 1994, BellSouth was the successful bidder, at $47.5 million, for a 10-year license for nationwide narrowband spectrum, which it plans to use for two-way communications.

    OTHER WIRELESS OPERATIONS

    BellSouth and RBC have formed a business (RAM) to own and operate certain mobile data communications networks worldwide. These networks enable mobile applications such as computer-aided dispatch, electronic mail, transaction processing and remote data entry and retrieval. They can also be used for such fixed applications as credit card validation and telemetry. BellSouth has a 49 percent interest in the United States mobile data operations, which will continue to be operated by RBC, and a substantial interest in all foreign mobile data operations of the RAM venture except the United Kingdom, France and Germany, where BellSouth has 37.5%, 11.25% and 6% ownership interests, respectively. The RAM networks cover the top 100 metropolitan markets and 90% of the urban United States business population. Some additional construction of RAM's networks is planned to expand coverage. In addition, BellSouth is a partner in mobile data businesses being developed in Australia, Belgium, France, Germany, The Netherlands, Singapore and the United Kingdom that use the RAM technology. BellSouth's domestic and foreign mobile data operations are in the developmental stage and are not yet profitable.

    Personal communications services (PCS) are anticipated to provide a wide range of wireless communications services. The FCC is currently auctioning licenses for spectrum for broadband PCS. BellSouth is bidding on licenses for the Carolinas and eastern Tennessee major trading areas, and is considering bidding for other selected licenses in basic trading areas. BellSouth has conducted several trials of PCS-like services under experimental licenses from the FCC. Substantial capital will be required to acquire licenses and to construct and develop PCS systems.

OTHER INTERNATIONAL OPERATIONS

    BellSouth is a 24.5 percent participant in Optus Communications Pty. Ltd. (Optus), an international consortium which has been licensed by the Australian government to build and operate Australia's second telecommunications network. Optus offers a full spectrum of cellular telecommunications, switched network, enhanced wireline services and satellite-based services.

    Optus has completed construction of the bulk of its long distance network and has built basic infrastructure for the local business services in Canberra, Melbourne and Sydney. Long distance and local service switching centers have been established in the six mainland capital cities, and over 3,000 miles of optical fiber cable have been placed. Approximately 70% of the population currently has access to the long distance service provided on the Optus network. Optus also offers a limited number of local business services such as data services via its terrestrial and satellite facilities.

    Optus had over 540,000 cellular customers at December 31, 1994. In addition to reselling analog cellular service provided by the government-owned carrier, Optus has installed its own digital cellular service in five capital cities and is continuing the build-out in other areas. Optus also owns AUSSAT, Australia's national satellite communications carrier. AUSSAT satellites provide voice, data and television broadcast communications to Australia and New Zealand, air traffic control communications to Australia's Civil Aviation Authority and mobile communications to Australia's rural areas.

    In July 1994, Optus agreed to form a business (Optus Vision) with Australian and U.S. companies to develop a high capacity broadband network in Australia.
The network services are expected to include cable and pay television, interactive services and local telecommunications services. Optus and Continental Cable will each initially own 47.5% of Optus Vision. A television station will initially own 5% with an option to increase its ownership interest to 20%. BellSouth expects to invest up to $200 million over the next three years in this business.

    In January 1994, BellSouth entered into an agreement with Ji Tong Company, an operating unit within the Chinese government, to invest up to $30 million in communications projects in China. Under the agreement, its main business will be to provide contract work for the construction and implementation of telecommunications and information network projects, including the provision of network planning, design and engineering. In addition, the business will perform software and hardware systems integration, development and production.

    In October 1994, BellSouth and China Unicom signed a memorandum of understanding to develop telephone networks in two major Chinese cities. BellSouth will provide China Unicom with assistance and consultation in the development of network plans for cellular, wireless, and long distance networks.

    BellSouth has received a license to operate a competing domestic and international long distance concession in Chile. It began service in late 1994.

BROADBAND SERVICES

    In August 1992, the FCC issued an order allowing the LECs to offer video dial tone for transmitting video services. In February 1995, the FCC approved BellSouth Telecommunications' application to conduct a trial of video dial tone services. BellSouth Telecommunications will construct the network in Chamblee, Georgia, a suburb of Atlanta, that will provide for 70 analog channels and over 200 digital channels to deliver video programming and interactive services, most of which will be offered by various programming service providers. The new services will include broadcast entertainment, interactive video services, such as video games, enhanced personal computer and communications services, including electronic mail, transactional services, such as home shopping and banking, and customer-choice video services, such as movies on demand.

    In September 1994, the U.S. District Court for the Northern District of Alabama declared unconstitutional a provision of the Cable Communications Policy Act of 1984 that prohibits BellSouth and its affiliates from providing cable television programming in the areas served by BellSouth Telecommunications. As a result of the Court's decision, which was rendered in response to a suit filed by BellSouth in 1993 and is now pending appeal by the United States, BellSouth and its affiliates, including BellSouth Telecommunications, may seek the appropriate governmental authorizations to provide video programming directly to consumers throughout its service area.

SELLING AND MAINTAINING EQUIPMENT

    BellSouth sells and maintains customer premises equipment (CPE), and to a lesser extent, computers and related office equipment. The Holding Companies, AT&T and other substantial enterprises compete in the provision of CPE and other services and products. In April 1994, BellSouth Communications Systems, Inc., a wholly-owned subsidiary, disposed of its customer premises equipment sales and service operations outside the nine-state region served by BellSouth Telecommunications.

                                  COMPETITION

GENERAL

    BellSouth is subject to increasing competition in all areas of its business. Regulatory, legislative and judicial actions and technological developments have expanded the types of available services and products and the number of companies that may offer them. Increasingly, this competition is from large companies which have substantial capital, technological and marketing resources.

    A technological convergence is occurring in the telephone, cable and broadcast television, computer, entertainment and information services industries. The technologies utilized and being developed in these industries will enable companies to provide multiple and integrated forms of communications offerings.

    Current policies of federal and state legislative and regulatory bodies strongly favor lowering legal barriers to competition in the telecommunications industry. Accordingly, the nature of competition which BellSouth will face will depend to a large degree on regulatory actions at the state and federal levels, decisions with respect to the MFJ and possible state and federal legislation. Legislative or regulatory initiatives are pending or expected in a number of BellSouth Telecommunications' jurisdictions.

NETWORK AND RELATED SERVICES

    LOCAL SERVICE

    Many services traditionally provided exclusively by the LECs have been opened for competition. For example, some carriers and other customers with concentrated, high usage characteristics are utilizing shared tenant services, private branch exchange (PBX) systems (which are owned by customers and provide internal switching functions), private line services and other telecommunications links which bypass the switched networks of BellSouth Telecommunications. An increasing number of private voice and data communications networks utilizing fiber optic lines have been and are being constructed in metropolitan areas, including Atlanta, Georgia, Charlotte, North Carolina and Jacksonville, Miami and Orlando, Florida, which will offer certain high volume users a competitive alternative to the public and private line offerings of the LECs. In addition, the networks of some cable television systems will be capable of carrying two-way interactive data messages and will be configured to provide voice communications. Furthermore, wireless services, such as cellular telephone and paging services, and PCS services when operational, increasingly compete with wireline communications services.

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

    In January 1994, MCI Communications Corporation announced long range plans to invest more than $20 billion to create and deliver a wide array of communications services. Included in these plans is an investment of $2 billion to construct local networks in major United States cities, including Atlanta, Georgia and other cities in the Southeast. MCI has stated that it would connect directly to customers and provide alternative local voice and data communications services. MCI has applied for local telecommunications licenses in the eight states that have significantly deregulated local service. As states in BellSouth Telecommunications' wireline region adopt legislation or regulations enabling multiple local service providers, AT&T, MCI and other carriers are expected to seek licenses to compete.

    In 1994, AT&T acquired McCaw Communications, Inc., the largest domestic cellular communications company, which serves customers in 10 cities in BellSouth's local wireline territory and seven cities in which BellSouth provides competing cellular communications. AT&T's capital and marketing resources would be expected to make McCaw a more formidable cellular competitor and could provide an integrated network for carrying communications traffic that otherwise would have been carried over the public switched and private line networks of BellSouth Telecommunications.

    Alliances are also being formed between other Holding Companies and large corporations that operate cable television systems in many localities throughout the United States, E.G., U S West, Inc./ Time Warner Communications and NYNEX Corporation/Viacom, Inc. As technological and regulatory developments make it more feasible for cable television to carry data and voice communications, it is increasingly probable that BellSouth Telecommunications will face competition within its region from the other Holding Companies through their cable television venture arrangements.

    In July 1994, U S West and Time Warner announced plans to upgrade certain of their cable TV systems to full-service networks which would support new interactive and telephone services that would compete with the incumbent LECs. The first of these full-service networks is being built in Orlando, Florida and a limited trial of the services has begun. Tele-Communications, Inc. has announced plans to offer similar services in South Florida and Louisville, Kentucky. Time Warner and U S West have made major cable system acquisitions that are expected to provide voice and video competition in BellSouth Telecommunications' service areas. In December 1994, U S West acquired Atlanta's two largest cable operators.

    ACCESS SERVICE

    The FCC has adopted rules requiring local exchange carriers to offer expanded interconnection for interstate special and switched transport. As a result, BellSouth Telecommunications is required to permit competitive carriers and customers to terminate their transmission facilities in its central office buildings through virtual collocation arrangements. The effects of the rules are to increase competition for access transport.

    TOLL SERVICE

    A number of firms compete with BellSouth Telecommunications for intraLATA toll business by reselling toll services obtained at bulk rates from BellSouth Telecommunications or, subject to the approval of the applicable state public utility commission, providing toll services over their own facilities. Commissions in the states in BellSouth Telecommunications' operating territory have allowed the latter type of intraLATA toll calling, whereby the Interexchange Carriers are assigned a multiple digit access code (10XXX) which customers may dial to place intraLATA toll calls through facilities of such Interexchange Carriers. The Kentucky and Florida Commissions have concluded that competing carriers should be allowed to provide intraLATA toll presubscribed calling with a single digit access code (1+ or 0+) and are considering how and when such authorization should be implemented.

DIRECTORY ADVERTISING AND PUBLISHING

    In BellSouth's advertising and publishing business, competition for advertising revenues has expanded. Many different media compete for advertising revenues, and some newspaper organizations and other companies have begun publishing their own directories. Competition for directory sales agency contracts for the sale of advertising in publications of nonaffiliated companies also continues to be strong. Directory listings are now offered in electronic data bases through telephone company and third party networks. As such offerings expand and are enhanced through interactivity and other features, BellSouth will experience heightened competition in its directory advertising and publishing businesses.

WIRELESS COMMUNICATIONS

    The FCC has jurisdiction over the licensing of cellular mobile radio services in domestic markets. The FCC limits entry for providers of cellular mobile telecommunications to two licensees for each defined metropolitan statistical area (MSA) and each rural service area (RSA) within the country. Each MSA and RSA in which BellSouth participates in the provision of cellular mobile communications has a competing service provider. In many markets, competing cellular service is provided by businesses owned or controlled by a Holding Company, AT&T or a major telephone company. In addition, in July 1994, U S West and AirTouch Communications announced that they plan to merge their cellular businesses.

    BellSouth's international cellular joint ventures are generally subject to competition from at least one other cellular service provider, and sometimes more than one other provider. For example, in Germany there are two competitors. These competing cellular service providers are generally supported by partners who are at least as well-capitalized as BellSouth and its partners. In some cases the competing cellular provider is owned by the state-owned telephone company, which may have access to the financial resources of the government.

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

    BellSouth's RAM mobile data business expects competition from private wireless data networks, Specialized Mobile Radio, analog cellular and future Cellular Digital Packet Data technology. RAM's primary competitor today in the wireless data market is ARDIS, a wholly-owned subsidiary of Motorola, Inc. The ARDIS network, which was started in 1983 as a private network for IBM, currently has the advantage of a larger installed customer base and greater network coverage. RAM, however, expects to attract customers with its unique network features of automatic, seamless nationwide roaming. Success of RAM will depend significantly on early marketing efforts to enroll customers and the relative market acceptance of RAM technology.

    The FCC  has  approved construction  of  enhanced specialized  mobile  radio
(ESMR) systems in many cities around the country. These digital mobile communications systems are expected to provide service very similar to cellular telephone service. There has been a consolidation of the licenses required to provide ESMR service, so that control of this business is concentrated in the hands of a few potential operators, giving them the ability to offer services like nationwide roaming once the systems are built. ESMR became available commercially in Los Angeles during second quarter of 1994 in competition with BellSouth's cellular telephone partnership.

    The FCC's PCS licensing process will allow multiple new competitors for BellSouth's wireless businesses. Licenses to provide PCS services are being sought by AT&T, Holding Company consortiums and other large and well-capitalized companies. It is also anticipated that in conjunction with cable operators, interexchange carriers, or other alternative local service providers, PCS will provide some competition to BellSouth's local wireline telephone business. The exact service offerings and functionality of PCS is not yet apparent, but it is anticipated that some competitive systems could be in place by mid-1996.

BELLSOUTH COMPETITIVE STRATEGY

    REGULATORY AND LEGISLATIVE CHANGES, LITIGATION

    The states in BellSouth Telecommunications' service area currently provide for some form of regulation of earnings, a regulatory framework that BellSouth believes is not appropriate for the increasingly competitive telecommunications environment. Accordingly, BellSouth's primary regulatory focus continues to be directed toward modifying the regulatory process to one that is more closely aligned with changing market conditions and overall public policy objectives. As an alternative to the current regulatory process, BellSouth believes that price regulation, whereby prices of basic local exchange service are directly regulated and prices for other products and services are based on market factors, is a logical progression toward regulatory flexibility and is fair to consumers. As such, BellSouth Telecommunications is pursuing implementation of price regulation plans through filings with state regulatory commissions or through legislative initiatives.

    BellSouth is also seeking relief in the courts and before Congress and regulatory agencies from current laws, regulations and judicial restrictions (including the MFJ) for the provision of voice, data and video communications throughout its wireline service territory and elsewhere. It is furthermore advocating legislative and regulatory initiatives which would eliminate or modify restrictions on its current and future business offerings. Bills are being developed in Congress that would provide the opportunity for the Holding Companies to engage in interLATA long distance and cable and other video businesses, subject to various conditions and delays. The interexchange carriers, other competitors and interest groups with substantial resources oppose many of these initiatives. The ultimate outcome and timing of any relief obtained cannot be predicted with certainty, but it is unlikely that meaningful opportunities to engage in interLATA business can be obtained through legislation without the local and intraLATA toll businesses being opened to competition.

    BellSouth, NYNEX Corporation and SBC Communications Inc. are involved in litigation in the D.C. District Court seeking relief from the remaining provisions of the MFJ. BellSouth believes that the MFJ restrictions are contrary to the public interest in that they impair the effectiveness of competitive markets, harm consumers economically and undermine the efficient development of new technology. Final resolution of this motion is not expected in the near term.

    Technological changes and the effects of competition reduce the economic useful lives of BellSouth Telecommunications' fixed assets. As competition increases in both the exchange access and local exchange markets, the economic lives of related properties should continue to decrease. Therefore, BellSouth Telecommunications is examining the rates of depreciation of fixed assets authorized by the FCC and state regulatory commissions to ensure that these rates are adequate to recover fixed asset costs in a timely fashion. The FCC and the state commissions represcribe depreciation rates for BellSouth Telecommunications at three-year intervals. Such rates will be represcribed in Florida, Georgia, North Carolina and South Carolina in 1995 and in Alabama, Kentucky, Louisiana, Mississippi and Tennessee in 1996. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Operating Environment and Trends of the Business -- Accounting Under SFAS No. 71.")

    ENTRY INTO NEW MARKETS

    Notwithstanding the risks associated with increased competition, BellSouth will have the opportunity to benefit from entry into new business markets. BellSouth believes that in order to remain competitive in the future, it must aggressively pursue a corporate strategy of expanding its offerings beyond its traditional businesses and markets. These offerings may include information services, interactive communications and cable television and other entertainment services. BellSouth has and will continue to enter such businesses through acquisitions, investments, and strategic alliances with established companies in such industries and through the development of such capabilities internally. BellSouth intends to pursue foreign telecommunications licenses as they are offered.

    RESTRUCTURING

    BellSouth Telecommunications is restructuring its telephone operations by streamlining its fundamental processes and work activities to better respond to an increasingly competitive business environment. This activity is expected to improve overall responsiveness to customer needs and reduce costs. For a discussion of the restructuring begun in 1993, see "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Other Matters -- Restructuring of Telephone Operations."

                            RESEARCH AND DEVELOPMENT

    The majority of BellSouth's research and development activity is conducted at Bell Communications Research, Inc. (Bellcore), one-seventh of which is owned by BellSouth, through BellSouth Telecommunications, with the remainder owned by the other Holding Companies. Bellcore provides research and development and other services for its owners and is the central point of contact for coordinating the Federal government's telecommunications requirements relating to national security and emergency preparedness.

                            LICENSES AND FRANCHISES

    BellSouth Telecommunications' local exchange business is typically provided under certificates of public convenience and necessity granted pursuant to state statutes and public interest findings of the various public utility commissions of the states in which BellSouth Telecommunications does business. These certificates provide for a franchise of indefinite duration, subject to the maintenance of satisfactory service at reasonable rates. MCI Communications Corporation and U S West have announced plans to pursue approval to provide local telephone service, thereby challenging the exclusivity of BellSouth Telecommunications' franchise for local service in certain states.

    The domestic cellular, paging and mobile data systems in which BellSouth has an interest are operated under licenses granted by the FCC. Prior approval of the FCC is required for the assignment of a license or the transfer of control of a license. The licenses are generally issued for up to 10-year periods. At the end of the license period, a renewal application must be filed. For the paging and mobile data licenses, BellSouth believes renewal will generally be granted on a routine basis upon showing compliance with FCC regulations and continuing service to the public. Licenses may be revoked and license renewal applications may be denied for cause. With regard to cellular licenses, the FCC has established the procedures and standards for conducting comparative renewal proceedings, including the award of a "renewal expectancy" that effectively eliminates the need to consider competing applicants when the incumbent meets specified criteria.

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

                                   EMPLOYEES

    At December 31, 1994, 1993 and 1992 BellSouth and its subsidiaries employed approximately 92,100, 95,100 and 97,100 persons, respectively. Of these amounts at these dates, approximately 76,700, 81,400 and 82,900 were employees of BellSouth Telecommunications. About 63% of BellSouth's employees at December 31, 1994 were represented by the Communications Workers of America (the CWA), which is affiliated with the AFL-CIO. BellSouth's and BellSouth Telecommunications' collective bargaining agreements with the CWA are scheduled to terminate on August 5, 1995. Negotiations with the CWA over the terms of the new agreements will begin early in June 1995. The outcome of these negotiations cannot be determined at this time.

    In November 1993, BellSouth Telecommunications announced a plan to reduce its work force by approximately 10,200 employees by the end of 1996 through normal attrition, transitional programs, other voluntary options and involuntary separations. For the years ended December 31, 1994 and 1993, total employee reductions under this plan were 3,900 and 1,300, respectively. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Other Matters -- Restructuring of Telephone Operations.")

ITEM 2.  PROPERTIES

                                    GENERAL

    BellSouth's properties do not lend themselves to description by character and location of principal units. BellSouth's investment in property, plant and equipment, 93% of which is held by BellSouth Telecommunications, consists of the following at December 31:

                                                                   1994   1993
                                                                   ----   ----
Outside Plant....................................................   44%    44%
Central Office Equipment.........................................   35     35
Land and Buildings...............................................    7      7
Furniture and Fixtures...........................................    6      6
Operating and Other Equipment....................................    7      6
Other............................................................    1      2
                                                                   ----   ----
                                                                   100%   100%
                                                                   ----   ----
                                                                   ----   ----

    Outside plant consists of connecting lines (aerial, underground and buried cable) not on customers' premises, the majority of which are on or under public roads, highways or streets, while the remainder is on or under private property. BellSouth currently self-insures a substantial amount of its outside plant against casualty losses. Central office equipment consists of analog switching equipment, digital electronic switching equipment and circuit equipment. Land and buildings are occupied principally by central offices. Operating and other equipment consists of embedded intrasystem wiring, substantially all of which is on the premises of customers, motor vehicles and equipment.

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

    The total investment in telephone plant has increased from approximately $34,820 million at January 1, 1990 to approximately $44,200 million at December 31, 1994, not including deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required to meet the demand for telecommunications services and to further modernize and improve such services to meet competitive demands. Population and economic expansion is projected by BellSouth in certain growth centers within its nine-state area during the next five to ten years. Expansion of the network will be needed to accommodate such projected growth.

    BellSouth's capital expenditures for 1990 through 1994 were as follows:

                                MILLIONS
                                ---------
1994..........................  $   3,600
1993..........................      3,486
1992..........................      3,189
1991..........................      3,102
1990..........................      3,191

    BellSouth projects capital expenditures for BellSouth Telecommunications to be approximately $3,000 million during 1995. BellSouth projects that during 1995 it will invest approximately $1,200 million in the properties of BellSouth Enterprises' consolidated subsidiaries. A majority of such expenditures will be for property additions to its cellular systems to complete construction of new systems and to expand, enhance and modernize its operating systems. BellSouth has commenced adding digital technology to certain cellular systems which are operating at or near capacity with analog technology.

    In 1994, BellSouth generated substantially all of its funds for capital expenditures internally. In 1995, such capital expenditures are expected to be financed primarily through internally generated funds and, to the extent necessary, from external sources.

                             ENVIRONMENTAL MATTERS

    BellSouth is subject to a number of environmental matters as a result of its operations and the shared liability provisions in the Plan of Reorganization
(POR). As a result, BellSouth expects that it will be required to expend funds to remedy certain facilities, including those Superfund sites for which BellSouth has been named as a potentially responsible party, for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance. At December 31, 1994, BellSouth's recorded liability related primarily to remediation of these sites was $35.8 million.

    BellSouth continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. BellSouth's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. BellSouth continues to believe that expenditures in connection with additional remedial actions under the current environmental protection laws or related matters will not be material to its financial position.

ITEM 3.  LEGAL PROCEEDINGS

    The MFJ and the related POR provide for the recognition and payment of liabilities by AT&T and the Operating Telephone Companies that are attributable to pre-divestiture events but that did not become certain until after divestiture. These contingent liabilities relate principally to litigation and other claims with respect to the former Bell System's environmental liabilities, rates, taxes, contracts and torts (including business torts, such as alleged violations of the antitrust laws). Contingent liabilities attributable to pre-divestiture events have been shared by AT&T and the Operating Telephone Companies in accordance with formulae prescribed by the POR, whether or not an entity was a party to the proceeding and regardless of whether an entity was dismissed from the proceeding by virtue of settlement or otherwise. BellSouth Telecommunications' share of these liabilities to date has not been material to its financial position or results of operations for any period.

    The Operating Telephone Companies have agreed among themselves to disengage from the sharing of most categories of contingent liabilities formerly subject to the POR sharing mechanism. Sharing under the POR would continue for matters for which notice was given as of May 23, 1994 and certain pre-divestiture environmental claims. The sharing of liabilities for pre-divestiture claims between AT&T and one or more Operating Telephone Companies are not affected by this agreement.

    BellSouth and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct and other matters. While complete assurance cannot be given as to the outcome of any contingent liabilities, in the opinion of BellSouth, any financial impact to which BellSouth and its subsidiaries are subject is not expected to be material in amount to BellSouth's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    No matter was submitted to a vote of shareholders in the fourth quarter of the fiscal year ended December 31, 1994.
                            ------------------------

ADDITIONAL INFORMATION

                         DESCRIPTION OF BELLSOUTH STOCK

GENERAL

    The Articles of Incorporation of BellSouth authorize the issuance of 1,100,000,000 shares of common stock, par value $1 per share (the Common Stock), and 100,000,000 shares of cumulative, first preferred stock, par value $1 per share (the Preferred Stock). BellSouth's Board of Directors (the

Board) is authorized to provide for the issuance, from time to time, of the Preferred Stock in series and, as to each series, to fix the number of shares in such series and the voting, dividend, redemption, liquidation, retirement and conversion provisions applicable to the shares of such series. No shares of Preferred Stock are outstanding. The Board has created Series A First Preferred Stock consisting of 30 million shares (the Series A Preferred Stock) for possible issuance under BellSouth's Shareholder Rights Plan. (See "Preferred Stock Purchase Rights.")

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

PREFERRED STOCK PURCHASE RIGHTS

    The Board has declared a dividend of one preferred stock purchase right (Right) for each share of Common Stock from time to time outstanding. Under certain circumstances, each Right will entitle the holder to purchase one one-hundredth of a share of Series A Preferred Stock, $1.00 par value (Common Equivalent Preferred Stock), which unit is substantially equivalent in voting and dividend rights to one whole share of the Common Stock, at a price of $175 per whole share (the Purchase Price). The Rights are not presently exercisable and may be exercised only if a person or group acquires 10% of the outstanding voting stock of BellSouth without the prior approval of the Board (Acquiring Person) or announces a tender or exchange offer that would result in ownership of 25% or more of the Common Stock.

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

                               EXECUTIVE OFFICERS

    The executive officers of BellSouth are listed below:

                                                                                                        THIS
                                                                                              OFFICER  OFFICE
          NAME             AGE                             OFFICE                              SINCE   SINCE
- -------------------------  ---  ------------------------------------------------------------  -------  ------
John L. Clendenin           60  Chairman of the Board and Chief Executive Officer                1983    1984
F. Duane Ackerman           52  Vice Chairman of the Board and Chief Operating Officer           1983    1995
Walter H. Alford            56  Executive Vice President and General Counsel                     1983    1988
John F. Beasley             55  Vice President and Associate General Counsel                     1985    1993
C. Sidney Boren             51  Senior Vice President -- Strategic Planning                      1984    1995
Ronald M. Dykes             48  Vice President, Chief Financial Officer and Comptroller          1988    1995
Mark L. Feidler             38  Vice President -- Corporate Development                          1993    1993
J. Robert Fitzgerald        55  Vice President -- Corporate Responsibility and Compliance        1983    1994
H. C. Henry, Jr.            50  Executive Vice President -- Corporate Relations                  1984    1993
David J. Markey             54  Vice President -- Governmental Affairs                           1986    1993
Charles C. Miller, III      42  President -- International                                       1990    1995
Arlen G. Yokley             57  Vice President, Secretary and Treasurer                          1984    1989

    The following officers of the companies indicated may be deemed to be executive officers of BellSouth Corporation:

Jere A. Drummond            55  President and Chief Executive Officer -- BellSouth               1982    1995
                                 Telecommunications, Inc.
Earle M. Mauldin            54  President -- BellSouth Enterprises, Inc.                         1987    1995

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
       EQUITY AND RELATED STOCKHOLDER
       MATTERS

    The principal market for trading in BellSouth common stock is the New York Stock Exchange, Inc. (NYSE). BellSouth common stock is also listed on the Boston, Chicago, Pacific and Philadelphia exchanges in the United States and the London, Zurich, Basel, Geneva, Frankfurt and Amsterdam exchanges. The ticker symbol for BellSouth common stock is BLS. As of January 31, 1995, there were 1,183,629 holders of record of BellSouth common stock. Market data, obtained from the NYSE Composite Tape, which encompasses trading on the principal United States stock exchanges as well as off-board trading, for 1992 through 1994 are listed below. High and low prices represent the highest and lowest sales prices for the periods indicated. Dividend data also are listed.

                                                                                     MARKET PRICES      PER SHARE
                                                                                   ------------------   DIVIDENDS
                                                                                    HIGH        LOW     DECLARED
                                                                                   -------    -------   ---------
1994
First Quarter...................................................................   $61 1/2    $53       $    .69
Second Quarter..................................................................    63 1/2     55 1/2        .69
Third Quarter...................................................................    63 1/2     54 5/8        .69
Fourth Quarter..................................................................    56 1/8     50 1/2        .69

1993
First Quarter...................................................................   $57 1/2    $50 3/8   $    .69
Second Quarter..................................................................    57         50 5/8        .69
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

STOCK TRANSFER AGENT AND REGISTRAR

    Chemical Bank is BellSouth's stock transfer agent and registrar.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                           1994        1993        1992        1991        1990
                                                        ----------  ----------  ----------  ----------  ----------
Operating Revenues....................................  $   16,845  $   15,880  $   15,202  $   14,445  $   14,345
Operating Expenses (1)................................      12,787      13,593      12,041      11,636      11,318
                                                        ----------  ----------  ----------  ----------  ----------
Operating Income......................................       4,058       2,287       3,161       2,809       3,027
Interest Expense......................................         666         689         746         802         774
Other Income, net.....................................          11           8         178         253         157
Provision for Income Taxes............................       1,243         572         934         753         778
Extraordinary Loss, net of tax........................      --             (87)        (41)     --          --
Accounting Change, net of tax.........................      --             (67)     --             (35)     --
                                                        ----------  ----------  ----------  ----------  ----------
  Net Income..........................................  $    2,160  $      880  $    1,618  $    1,472  $    1,632
                                                        ----------  ----------  ----------  ----------  ----------
                                                        ----------  ----------  ----------  ----------  ----------
Earnings Per Share....................................  $     4.35  $     1.77  $     3.30  $     3.04  $     3.38
Dividends Declared Per Common Share...................  $     2.76  $     2.76  $     2.76  $     2.76  $     2.68
Book Value Per Share..................................  $    28.95  $    27.20  $    27.94  $    26.93  $    26.28
Return to Average Common Equity.......................        15.4%        6.3%       11.9%       11.3%       12.8%
Weighted Average Common Shares Outstanding............       496.6       496.1       490.8       484.3       482.4
Return on Average Total Capital.......................        11.5%        6.1%        9.8%        9.4%       10.4%
Total Assets..........................................  $   34,397  $   32,873  $   31,463  $   30,942  $   30,207
Capital Expenditures..................................  $    3,600  $    3,486  $    3,189  $    3,102  $    3,191
Long-Term Debt........................................  $    7,435  $    7,381  $    7,360  $    7,677  $    7,781
Debt Ratio at End of Period...........................        39.3%       40.2%       39.0%       41.3%       40.7%
Ratio of Earnings to Fixed Charges (2)................        5.34        2.98        4.00        3.47        3.68
Total Employees.......................................      92,121      95,084      97,112      96,084     101,945
Telephone Employees (3)...............................      73,764      77,958      79,453      79,743      85,967
Telephone Employees per 10,000 Access Lines...........        36.5        40.3        42.6        44.1        49.1
Business Volumes (In Millions): (4)
Network Access Lines in Service:
  Residence...........................................        14.2        13.7        13.3        12.9        12.6
  Business............................................         5.8         5.4         5.1         4.8         4.6
  Other...............................................          .2          .2          .2          .3          .3
                                                        ----------  ----------  ----------  ----------  ----------
    Total.............................................        20.2        19.3        18.6        18.0        17.5
                                                        ----------  ----------  ----------  ----------  ----------
                                                        ----------  ----------  ----------  ----------  ----------
Access Minutes of Use:
  Interstate..........................................    57,778.1    53,345.0    50,546.4    47,255.3    44,903.3
  Intrastate..........................................    16,887.8    15,260.9    13,994.2    13,237.7    12,119.5
Toll Messages.........................................     1,558.6     1,511.4     1,462.2     1,504.1     1,496.4
Cellular Customers (In Thousands): (5)
  Domestic............................................     2,155.8     1,559.1     1,118.1       774.2       498.3
  International.......................................       361.3       192.2        77.6        26.0         5.1
                                                        ----------  ----------  ----------  ----------  ----------
    Total.............................................     2,517.1     1,751.3     1,195.7       800.2       503.4
                                                        ----------  ----------  ----------  ----------  ----------
                                                        ----------  ----------  ----------  ----------  ----------

- --------------------------
(1) Operating Expenses for 1993 include a charge for restructuring of $1,136.4, which reduced net income by $696.6. See Note K to the Consolidated Financial Statements.
(2) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes, interest expense, such portion of rental expense representative of the interest factor on such rentals and equity in losses from less-than-50%-owned investments (accounted for under the equity method of accounting) less the excess of earnings over distributions from less-than-50%-owned investments (accounted for under the equity method of accounting); (ii) fixed charges are comprised of total interest expense and such portion of rental expense representative of the interest factor on such rentals.
(3) Effective in 1994, telephone employees exclude those employees in BellSouth Telecommunications' subsidiaries which are unrelated to telephone operations; prior years have been restated.
(4) Prior period operating data are revised at later dates to reflect the most current information. The above information reflects the latest data available for the periods indicated.
(5) Equity Basis.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    BellSouth Corporation (BellSouth) is a holding company headquartered in Atlanta, Georgia whose operating telephone company subsidiary, BellSouth Telecommunications, Inc. (BellSouth Telecommunications) serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides local exchange service and toll communications services within court-defined geographic areas, called Local Access and Transport Areas (LATAs), and provides network access services to enable interLATA communications using the long-distance facilities of interexchange carriers. Through subsidiaries, other telecommunications services and products are provided both inside and outside the nine-state BellSouth Telecommunications region. BellSouth Enterprises, Inc. (BellSouth Enterprises), another wholly-owned subsidiary, owns businesses providing wireless and international communications services and advertising and publishing products.

    Approximately 72%, 73% and 74% of BellSouth's Total Operating Revenues for the years ended December 31, 1994, 1993 and 1992, respectively, and a greater portion of net income were from wireline services provided by BellSouth Telecommunications. Charges for local service, access services and toll for the year ended December 31, 1994 accounted for approximately 57%, 33% and 10%, respectively, of the wireline revenues discussed above. Revenues from wireless communications services and directory advertising and publishing services accounted for approximately 12% and 9%, respectively, of Total Operating Revenues for the year ended December 31, 1994. The remainder of such revenues was derived principally from other nonregulated services provided by BellSouth Telecommunications.

RESULTS OF OPERATIONS

                                                                           PERCENT CHANGE
                                                                        --------------------
                                                                        1994 VS.   1993 VS.
                                       1994        1993        1992       1993       1992
                                    ----------  ----------  ----------  ---------  ---------
Net Income........................  $  2,159.8  $    880.1  $  1,617.7    145.4%     (45.6%)
Earnings Per Share................  $     4.35  $     1.77  $     3.30    145.8      (46.4)

    Net Income and Earnings Per Share for 1994 increased $1,279.7 and $2.58, respectively, compared to 1993. The increases were attributable in part to revenue growth, driven by continued growth of access lines and the cellular customer base; cost control measures at BellSouth Telecommunications, including salary and wage savings attributable to the restructuring plan implemented in 1993; and gains of $67.5 ($.14 per share) and $40.1 ($.08 per share) related to the sale of two international cellular investments. The increases were also due to the effect of charges in 1993 which, in the aggregate, reduced Net Income and Earnings Per Share by $938.2 and $1.88, respectively, for that year. The 1993 charges include $696.6 ($1.40 per share) for restructuring of BellSouth's telephone operations (see Note K); $86.6 ($.17 per share) for the refinancing of certain long-term debt issues at lower interest rates by BellSouth Telecommunications (see Note E); $67.4 ($.14 per share) for the retroactive adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits" (see Note N); $47 ($.09 per share) for the initial impact of a regulatory settlement in Florida; approximately $25 ($.05 per share) associated with severe 1993 winter weather conditions; and $15.6 ($.03 per share) related to the federal income tax legislation enacted in 1993.

    Net Income and Earnings Per Share for 1993 decreased $737.6 and $1.53, respectively, compared to the previous year. The decreases were due primarily to the impact of the restructuring and other charges, as discussed above; an additional charge of approximately $30 ($.06 per share) related to the

1993 federal income tax legislation; and the inclusion of gains in 1992's results of $39.5 ($.08 per share) and $32.9 ($.07 per share), respectively, from the settlements of a federal income tax matter and prior year regulatory issues. The 1993 decreases were partially offset by overall growth of operating revenues, reflecting improvement in key business volumes, and the effect of charges in 1992 of $40.7 ($.08 per share) for the refinancing of certain long-term debt issues at lower interest rates by BellSouth Telecommunications (see Note E) and approximately $28 ($.06 per share) associated with Hurricane Andrew.

VOLUMES OF BUSINESS

    Network Access Lines in Service at December 31 (Thousands):

                                                                                         PERCENT CHANGE
                                                                                     ----------------------
                                                                                      1994 VS.    1993 VS.
                                                    1994        1993        1992        1993        1992
                                                 ----------  ----------  ----------  ----------  ----------
By Type:
  Residence....................................    14,195.2    13,691.4    13,298.3       3.7%        3.0%
  Business.....................................     5,770.5     5,388.3     5,088.1       7.1         5.9
  Other........................................       254.3       252.9       263.2       0.6        (3.9)
                                                 ----------  ----------  ----------
    Total......................................    20,220.0    19,332.6    18,649.6       4.6         3.7
                                                 ----------  ----------  ----------
                                                 ----------  ----------  ----------
By State:
  Florida......................................     5,349.7     5,096.6     4,901.0       5.0         4.0
  Georgia......................................     3,353.6     3,166.7     3,040.2       5.9         4.2
  Tennessee....................................     2,337.0     2,236.0     2,149.3       4.5         4.0
  Louisiana....................................     2,037.3     1,963.3     1,917.9       3.8         2.4
  North Carolina...............................     1,993.8     1,896.2     1,821.5       5.1         4.1
  Alabama......................................     1,726.4     1,668.3     1,610.2       3.5         3.6
  South Carolina...............................     1,243.5     1,199.8     1,168.2       3.6         2.7
  Mississippi..................................     1,118.4     1,076.6     1,040.8       3.9         3.4
  Kentucky.....................................     1,060.3     1,029.1     1,000.5       3.0         2.9
                                                 ----------  ----------  ----------
    Total......................................    20,220.0    19,332.6    18,649.6       4.6         3.7
                                                 ----------  ----------  ----------
                                                 ----------  ----------  ----------

    The rate of growth in access lines continued to be particularly strong, 4.6% in 1994, compared to a 3.7% rate of increase in 1993. The number of access lines in service since December 31, 1993 increased by approximately 887,400. The overall increase, led by growth in Georgia, North Carolina and Florida, was primarily attributable to continued economic improvement, including expanding employment in BellSouth Telecommunications' nine-state region and an increase in the number of second residential lines. Second residential lines accounted for approximately 40.2% and 22.8% of the overall increases in residence access lines and total access lines, respectively, since December 31, 1993. The growth rates in 1994 for total residence and business lines of 3.7% and 7.1%, respectively, improved compared to growth rates of 3.0% and 5.9%, respectively, in 1993.

    Access Minutes of Use (Millions):

                                                                                           PERCENT CHANGE
                                                                                     --------------------------
                                                                                       1994 VS.      1993 VS.
                                                    1994        1993        1992         1993          1992
                                                 ----------  ----------  ----------  ------------  ------------
Interstate.....................................    57,778.1    53,345.0    50,546.4         8.3%          5.5%
Intrastate.....................................    16,887.8    15,260.9    13,994.2        10.7           9.1
                                                 ----------  ----------  ----------
  Total........................................    74,665.9    68,605.9    64,540.6         8.8           6.3
                                                 ----------  ----------  ----------
                                                 ----------  ----------  ----------

    Access  minutes  of  use  represent   the  volume  of  traffic  carried   by
interexchange carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. In 1994, total access minutes of use increased by 6,060.0 million (8.8%) compared to an increase of 6.3% in

1993. The 1994 increase in access minutes of use was partially attributable to access line growth, promotions by the interexchange carriers and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' network. The growth rate in total minutes of use continues to be negatively impacted by the effects of bypass and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services, which causes a decrease in minutes of use.

                                                                                            PERCENT CHANGE
                                                                                      --------------------------
                                                                                        1994 VS.      1993 VS.
                                                       1994       1993       1992         1993          1992
                                                     ---------  ---------  ---------  ------------  ------------
Toll Messages (Millions)...........................    1,558.6    1,511.4    1,462.2         3.1%          3.4%

    Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. Also, effective in 1994, toll messages include messages completed under optional calling plans (OCPs), which provide reduced rates for toll calls within a LATA. Prior period toll message volumes have been restated to reflect this change. The pricing of services provided under OCPs has stimulated volume growth. Accordingly, the trend of declining toll message volumes in prior periods has been reversed by the inclusion of messages completed under these plans.

    Toll messages increased by 47.2 million (3.1%) compared to a restated increase of 3.4% in 1993. The 1994 increase, attributable in part to the growth of messages completed under OCPs and stimulation resulting from access line growth, was partially offset by the effect of optional extended area calling plans which, based on a customer's election, provide for a wider toll-free calling area.

    In September 1994, South Carolina implemented an expanded local area calling plan. While the South Carolina plan's impact on 1994 toll message volumes was negligible, this plan and future implementation of other such plans in BellSouth Telecommunications' service region, coupled with competition in the intraLATA toll market, will adversely impact future toll message volumes. Local area and optional extended area calling plans and the effects of competition result in the transfer of calls from toll to local service and access categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.

    Wireless Customers (Equity Basis):

                                                                                        PERCENT CHANGE
                                                                                   -------------------------
                                                                                     1994 VS.     1993 VS.
                                               1994         1993         1992          1993         1992
                                            -----------  -----------  -----------  ------------  -----------
Domestic Cellular.........................    2,155,800    1,559,100    1,118,100        38.3%        39.4%
International Cellular....................      361,300      192,200       77,600        88.0        147.7
Domestic Paging Customers.................    1,614,100    1,232,200      977,200        31.0         26.1

    The wireless communications businesses have become a significant contributor to BellSouth's operations, primarily due to the continued expansion of the customer base for mobile communications services. Domestic cellular customers increased by 596,700 (38.3%) since December 31, 1993. While the rate of increase has declined since 1993, the overall penetration rate (number of customers as a percentage of the total population in the service territory) increased from 4.01% at December 31, 1993 to 5.50% at December 31, 1994. Total minutes of use have also continued to increase, although average minutes of use per cellular customer declined slightly due to the trend of increased penetration into lower-usage market segments.

    The number of international cellular customers increased by 169,100 (88.0%) since December 31, 1993. Growth in total minutes of use for international cellular properties remained strong due to demand stimulated by competitive programs, underdeveloped land-line service and the development of operations in Australia and Denmark.

    Domestic paging customers increased by 381,900 (31.0%) since December 31, 1993 due primarily to the acquisition of the remaining 50% ownership interest in a paging business, effective August 1, 1994, and also to continued success of the retail distribution program and aggressive pricing strategies in the reseller market. Of the overall growth, approximately 210,000 customers were attributable to the acquisition. Excluding the effect of the acquisition, domestic paging customers increased by approximately 171,900 (14.0%) since December 31, 1993.

OPERATING REVENUES

    Total Operating Revenues increased $964.2 (6.1%) compared to an increase of $678.7 (4.5%) during 1993. The increases resulted from growth in revenues from BellSouth's wireline telephone businesses, coupled with a significant increase in revenues from wireless communications businesses. Traditionally, local, access and toll services offered by BellSouth Telecommunications have primarily accounted for increases in operating revenues. BellSouth, however, continues to experience a gradually increasing shift in the relative contributions of its revenue sources toward wireless services.

    The components of Total Operating Revenues were as follows:

                                                                           PERCENT CHANGE
                                                                        --------------------
                                                                        1994 VS.   1993 VS.
                                    1994         1993         1992        1993       1992
                                 -----------  -----------  -----------  ---------  ---------
Local Service..................  $   6,863.1  $   6,577.3  $   6,236.0      4.3%       5.5%
Interstate Access..............      3,127.2      2,991.2      2,945.6      4.5        1.5
Intrastate Access..............        908.3        881.9        871.8      3.0        1.2
Toll...........................      1,190.1      1,219.5      1,248.8     (2.4)      (2.3)
Directory Advertising and
 Publishing....................      1,556.0      1,515.4      1,459.8      2.7        3.8
Wireless Communications........      2,066.3      1,553.4      1,195.6     33.0       29.9
Other Services.................      1,133.5      1,141.6      1,244.0     (0.7)      (8.2)
                                 -----------  -----------  -----------
  Total Operating Revenues.....  $  16,844.5  $  15,880.3  $  15,201.6      6.1        4.5
                                 -----------  -----------  -----------
                                 -----------  -----------  -----------

    LOCAL SERVICE revenues reflect amounts billed to customers for local exchange services, which include connection to the network and secondary central office feature services, such as custom calling features and custom dialing packages. Local Service revenues for 1994 increased $285.8 (4.3%) compared to an increase of $341.3 (5.5%) in 1993.

    The increase in 1994 was due primarily to an increase of 887,400 access lines since December 31, 1993. Also contributing to the increase was growth attributable to optional extended area calling plans. The increase in 1994 was partially offset by rate reductions, principally in Louisiana and also in Florida and Alabama.

    The 1993 increase was primarily attributable to an increase of 684,600 access lines since December 31, 1992, growth from optional extended area calling plans and a $42.0 increase from secondary central office services. In addition, the effects of a $27.9 refund in Florida during 1992 and changes in and the expansion of local area calling plans, primarily a plan implemented in Louisiana in 1992, contributed to the increase in 1993.

    INTERSTATE ACCESS revenues result from the provision of access services to interexchange carriers to provide telecommunications services between states. Interstate Access revenues increased $136.0 (4.5%) in 1994 compared to an increase of $45.6 (1.5%) in 1993.

    The 1994 increase was attributable to growth in minutes of use, additional end user charges due primarily to access line growth and the effect of billing and other adjustments recorded in 1993, which reduced revenues for that period by approximately $20. The increases were partially offset by the effect of rate reductions effective in July 1994 and October 1994, additional revenue deferrals under the Federal Communications Commission's (FCC) price cap plan and decreased net settlements with the National Exchange Carriers Association.

    The increase for 1993 reflects increased rates effective in July 1993, growth in minutes of use and increases in end user charges attributable to growth in the number of access lines in service. The effect of these increases was substantially offset by decreased net settlements with the National Exchange Carriers Association, revenue deferrals under the FCC's price cap plan and billing adjustments, which reduced revenues by approximately $20.

    See "Operating Environment and Trends of the Business."

    INTRASTATE ACCESS revenues result from the provision of access services to interexchange carriers which provide telecommunications services between LATAs within a state. In 1994, Intrastate Access revenues increased $26.4 (3.0%) compared to an increase of $10.1 (1.2%) in 1993. For 1994, the increase was attributable to growth in minutes of use and the reclassification in 1994 of independent company settlements in certain states, which would have previously reduced revenues, to operating expenses. The increase was partially offset by the impact of rate reductions, primarily in Alabama and Florida. The increase in 1993, due primarily to growth in minutes of use, was substantially offset by rate reductions in most states served by BellSouth Telecommunications.

    TOLL revenues are received from the provision of long-distance services within (but not between) LATAs. These services include intraLATA service beyond the local calling area; Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand; and special services, such as transport of voice, data and video. Toll revenues decreased $29.4 (2.4%) in 1994 compared to a decrease of $29.3 (2.3%) in 1993.

    The 1994 decrease was primarily attributable to several settlements with independent companies, the reclassification of certain settlements to Intrastate Access revenue, net rate reductions since December 31, 1993 and the impact of optional extended area calling plans. The decrease was partially offset by growth in toll message volumes, reflecting improvements related in part to OCPs.

    The decrease in 1993 resulted from rate reductions since December 31, 1992 and the impacts of optional extended area calling plans and the expansion of local area calling plans. The decrease was partially offset by revenue increases attributable to independent company settlements and growth in toll message volumes.

    The overall decline in Toll revenues is expected to continue over the long term.

    DIRECTORY ADVERTISING AND PUBLISHING revenues include revenues derived from publishing, printing and selling advertising in, and performing related services concerning, alphabetical and classified telephone directories. Directory Advertising and Publishing revenues increased $40.6 (2.7%) in 1994 compared to a $55.6 (3.8%) increase in 1993. Both increases were primarily attributable to increases in the volume and prices of advertising sold.

    WIRELESS COMMUNICATIONS revenues include the revenues from consolidated wireless communications businesses (primarily cellular and paging within BellSouth Enterprises) as well as revenues from interconnections by unaffiliated cellular carriers with BellSouth Telecommunications' network. (BellSouth's interests in the net income or loss of the unconsolidated wireless businesses within BellSouth Enterprises, which are accounted for under the equity method of accounting, are recorded in Other Income.)

    Wireless Communications revenues increased $512.9 (33.0%) in 1994, compared to an increase of $357.8 (29.9%) in 1993. The increases for both years resulted from continued growth of the customer base for wireless services in domestic and international markets. Consistent with anticipated growth in the overall cellular industry, BellSouth's wireless communications revenues are expected to continue to increase. However, the rate of growth of such revenues could be adversely affected by competitive pressures on service pricing and market penetration, the effect of a more diversified customer base with lower average usage and the development of new technologies, such as personal communications service (PCS).

    OTHER SERVICES revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services, billing and collection services and other nonregulated services (primarily inside wire services) offered by BellSouth Telecommunications. Other Services revenues decreased $8.1 (0.7%) in 1994 compared to a decrease of $102.4 (8.2%) in 1993.

    The slight decrease in 1994 was primarily attributable to increased revenue deferrals related to potential sharing under certain state regulatory plans and the sale in April 1994 of BellSouth Telecommunications' out-of-region CPE sales and service operations. The decrease was substantially offset by higher demand for unregulated products and services, including CPE for residential customers, voice messaging and inside wire services, and the effects of adjustments and reclassifications related to services under certain state regulatory plans and billing and collection services. Revenues derived from billing and collection are expected to decline over the long term due to interexchange carriers' assuming more direct billing for their own services.

    The decrease in 1993 was attributable to the effect of reclassifying in 1992 a $27.9 Florida refund from Other Services to Local Service, the inclusion in 1992 of $52.7 for the settlement of prior year regulatory issues and the sale of a subsidiary in late 1992. The decrease was partially offset by increased revenues from nonregulated services due in part to higher demand. In addition, billing and collection revenues increased due to the effect of nonrecurring adjustments.

OPERATING EXPENSES

    Primarily as a result of the effect of the 1993 restructuring charge, Total Operating Expenses decreased $806.5 (5.9%) in 1994 compared to an increase of $1,552.3 (12.9%) in 1993. The components of Total Operating Expenses were as follows:

                                                                                  PERCENT CHANGE
                                                                               ---------------------
                                                                                1994 VS.   1993 VS.
                                           1994         1993         1992         1993       1992
                                        -----------  -----------  -----------  ----------  ---------
Depreciation and Amortization           $   3,258.7  $   3,162.2  $   3,100.0       3.1%       2.0%
                                        -----------  -----------  -----------
Other Operating Expenses:
  Cost of Services and Products.......      6,043.2      5,865.1      5,681.3       3.0        3.2
  Selling, General and
   Administrative.....................      3,484.8      3,429.5      3,259.6       1.6        5.2
  Restructuring Charge................      --           1,136.4      --         (100.0)      --
                                        -----------  -----------  -----------
                                            9,528.0     10,431.0      8,940.9      (8.7)      16.7
                                        -----------  -----------  -----------
  Total Operating Expenses............  $  12,786.7  $  13,593.2  $  12,040.9      (5.9)      12.9
                                        -----------  -----------  -----------
                                        -----------  -----------  -----------

    DEPRECIATION AND AMORTIZATION increased $96.5 (3.1%) in 1994 compared to a $62.2 (2.0%) increase in 1993.

    The increase in 1994 was due to higher levels of property, plant and equipment since December 31, 1993 resulting from continued growth in the customer base for wireless and wireline services, continued modernization of the networks and a special reserve deficiency amortization of $20.4 in North Carolina. The increase for the period was partially offset by the expiration of reserve deficiency amortizations in Louisiana and, as discussed below, the inclusion in 1993 of the $20 impact of the Florida regulatory settlement.

    In 1993, the increase was partially attributable to higher levels of property, plant and equipment since December 31, 1992 resulting from continued growth in the customer base and approximately $20 of additional depreciation expense related to extraordinary property retirements in conjunction with a regulatory settlement in Florida. Higher intrastate depreciation rates for Mississippi and higher interstate depreciation rates for Alabama, Kentucky, Louisiana, Mississippi and Tennessee, all retroactive to January 1, 1993, also contributed to the increase. The 1993 increase was partially offset by the expiration of inside wire and reserve deficiency amortizations and reduced depreciation expense in Florida and Alabama resulting from represcription.

    OTHER OPERATING EXPENSES are comprised of Cost of Services and Products, Selling, General and Administrative and, in 1993, a Restructuring Charge. Cost of Services and Products includes employee and employee-related expenses associated with network repair and maintenance, material and supplies expense, cost of tangible goods sold and other expenses associated with providing services. Selling, General and Administrative includes expenses related to sales activities such as salaries, commissions, benefits, travel, marketing and advertising expenses and administrative expenses. Other Operating Expenses decreased $903.0 (8.7%) in 1994 compared to an increase of $1,490.1 (16.7%) in 1993. Excluding the $1,136.4 restructuring charge in 1993, Other Operating Expenses increased $233.4 (2.5%) in 1994 and $353.7 (4.0%) in 1993.

    As adjusted, the 2.5% increase in 1994 was primarily attributable to increased expenses related to sustained growth in the wireless communications customer base, including additional marketing and operational costs associated with higher levels of sales and expanded operations. Also contributing to the increase were additional expenses for software license fees and materials, related both to volume growth and network modernization in the wireline business, the effect of reclassifying settlements with independent telephone companies in certain states from Intrastate Access revenues to operating expenses in 1994 and, to a lesser extent, volume growth in the directory advertising and publishing businesses. Total employee-related costs also increased, reflecting annual compensation increases for management and represented employees, increased overtime attributable to volume growth and network service activities and higher expenses for employee benefits, partially offset by salary and wage savings from employee reductions attributable to the restructuring plan begun in 1993 at BellSouth Telecommunications and a reduction in pension expense (see Note H). The adjusted expense increase in 1994 was partially offset by the sale in 1994 of the out-of-region CPE sales and service operations and the inclusion in 1993 of approximately $55 and $40, respectively, related to a regulatory settlement in Florida and severe 1993 weather conditions.

    As adjusted, the 4.0% increase in 1993 was due to increased expenses associated with volume growth in the wireline, wireless communications and directory businesses, approximately $40 of expenses related to severe weather conditions during first quarter 1993, network service improvement activities, higher levels of base salary and wage expenses resulting from annual increases for management and represented employees and an increase in employee benefits expense. The increase in employee benefits expense was driven by the higher overall cost of medical services, an increase of $38 due to the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than
Pensions," and an increase of $11 due to the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," partially offset by a $46 decrease in pension expense. The adjusted increase for 1993 was partially offset by reduced expenses for overtime compensation, rents, software license fees, the sale of a subsidiary in late 1992 and $45 of expenses (net of insurance recovery and state regulatory deferrals) related to Hurricane Andrew reflected in 1992.

OTHER INCOME STATEMENT ITEMS

                                                                                      PERCENT CHANGE
                                                                                   ---------------------
                                                                                    1994 VS.   1993 VS.
                                                    1994       1993       1992        1993       1992
                                                 ----------  ---------  ---------  ----------  ---------
Interest Expense...............................  $    666.1  $   689.0  $   746.4      (3.3%)     (7.7%)
Other Income, net..............................        11.0        7.6      177.6      44.7      (95.7)
Provision for Income Taxes.....................     1,242.9      571.6      933.5     117.4      (38.8)

    INTEREST EXPENSE includes interest on debt, certain other accrued liabilities and capital leases, offset by an allowance for funds used during construction, which is capitalized as a cost of installing equipment and constructing plant. Interest expense decreased $22.9 (3.3%) in 1994 and $57.4 (7.7%) in 1993. The decrease for 1994 resulted primarily from interest savings attributable to refinancings in 1993 of long-term debt at lower interest rates. The decrease was partially offset by higher average levels of short-term borrowings at higher average interest rates.

    The decrease in 1993 was due primarily to declines in interest rates on borrowings, both short and long term, including the impact of refinancings of long-term debt at lower interest rates. Both decreases were partially offset by higher average levels of short-term borrowings. (See Notes E and L.)

    OTHER INCOME, NET includes earnings and losses from unconsolidated subsidiaries, businesses and partnerships; gains and losses from the sale of operations; interest and dividend income; and minority interests. Other Income, net increased $3.4 (44.7%) in 1994 and decreased $170.0 (95.7%) in 1993.

    The increase in 1994 reflects an aggregate gain of $107.6 from the sale of two international cellular investments and a $21.7 increase in interest income. The increase was partially offset by a $29.1 increase in income attributable to minority interests. Equity in earnings (losses) of unconsolidated affiliates was ($109.8) in 1994 compared to $11.0 in 1993. The overall 1994 loss reflects increased losses attributable to developing operations, principally the mobile data communications businesses and, to a lesser extent, the cellular business in Germany and the long distance telecommunications business in Chile. Such increased losses were partially offset by an improvement in earnings from other unconsolidated domestic and international wireless businesses. (See Note B.)

    The 1993 decrease resulted in part from a decline of $80.8 in interest income due to the inclusion in 1992 of $56.6 attributable to a tax settlement with the Internal Revenue Service and lower interest rates. Minority interests contributed $11.6 to the decrease and overall earnings from unconsolidated affiliates also decreased by $65.7 due primarily to costs and expenses associated with investments in certain developing operations, including the mobile data communications businesses, the German cellular business and Optus Communications Pty. Ltd. in Australia.

    PROVISION FOR INCOME TAXES increased $671.3 (117.4%) in 1994 and decreased $361.9 (38.8%) in 1993. BellSouth's effective tax rates were 36.5%, 35.6% and 36.0% in 1994, 1993 and 1992, respectively. A reconciliation of the statutory Federal income tax rates to these effective tax rates is provided in Note M. A discussion of the adoption of SFAS No. 109, "Accounting for Income Taxes," also is included therein.

FINANCIAL CONDITION

    BellSouth uses the net cash generated from its operations and external financing to fund capital expenditures, pay dividends and invest in and operate its existing operations and new businesses. BellSouth believes that funds provided from operations and from its readily available sources of external financing will be sufficient to meet the needs of its business for the foreseeable future.

                                                                                                PERCENT CHANGE
                                                                                             --------------------
                                                                                             1994 VS.   1993 VS.
                                                            1994        1993        1992       1993       1992
                                                         ----------  ----------  ----------  ---------  ---------
    Net Cash Provided by Operating Activities..........  $  5,172.3  $  4,686.5  $  4,913.4     10.4%      (4.6%)

    OPERATING ACTIVITIES. Net cash provided by operating activities increased $485.8 (10.4%) in 1994 and decreased $226.9 (4.6%) in 1993. The increase in
1994, attributable in part to a higher level of net income, was partially offset by cash expenditures, exclusive of capital, of $390.2 related to the restructuring plan begun in 1993.

    The decrease in 1993 was due in part to a timing difference in the collection of accounts receivable, the inclusion in 1992 of $90.9 related to a tax settlement with the Internal Revenue Service and a slight decline in net income, as adjusted to exclude the impact of the non-cash restructuring charge.

                                                                                                 PERCENT CHANGE
                                                                                              --------------------
                                                                                              1994 VS.   1993 VS.
                                                          1994         1993         1992        1993       1992
                                                       -----------  -----------  -----------  ---------  ---------
    Net Cash Used for Investing Activities             $  (3,935.6) $  (3,434.9) $  (3,591.8)    14.6%      (4.4%)

    INVESTING ACTIVITIES. BellSouth's primary use of capital resources continues to be for capital expenditures to support development of the wireline and wireless networks. Net cash used for investing activities increased $500.7 (14.6%) in 1994 and decreased $156.9 (4.4%) in 1993. The increase in 1994 was attributable to increases in cash investments and advances to unconsolidated affiliates and capital expenditures. Cash used for investments and advances to unconsolidated affiliates increased by $390.5 (122.2%) to $710.0. Of such total, approximately 42% was for investments and advances to the mobile data communications businesses and the German and Venezuelan cellular businesses and 26% was loaned to Prime South Diversified, Inc. which indirectly wholly owns Community Cable TV, a Las Vegas cable operation managed by Prime Cable. The remainder was invested in other businesses in which BellSouth has an interest. Capital expenditures for all consolidated BellSouth companies increased by
$114.4 (3.3%) to $3,600.3 including approximately $203.6 related to restructuring activities. Substantially all cash required for capital expenditures in 1994 was provided internally. In 1995, such capital expenditures are expected to be financed primarily through internally generated funds and, to the extent necessary, from external sources. Capital expenditures are projected to be approximately $4,200 in 1995.

    The decrease in 1993 reflected declines in investments and advances to unconsolidated affiliates and other investing activities, partially offset by an increase of $296.6 (9.3%) in capital expenditures to support network development activities.

                                                                                                PERCENT CHANGE
                                                                                             --------------------
                                                                                             1994 VS.   1993 VS.
                                                         1994         1993         1992        1993       1992
                                                      -----------  -----------  -----------  ---------  ---------
    Net Cash Used for Financing Activities            $  (1,131.7) $  (1,015.6) $  (1,383.4)    11.4%     (26.6%)

    FINANCING ACTIVITIES. Net cash used for financing activities increased $116.1 (11.4%) in 1994 and decreased $367.8 (26.6%) in 1993. The increase in
1994 was attributable to increases of $61.5 in cash dividends paid to shareholders and $3,447.1 for debt repayments, primarily short-term borrowings. The effect of these increases was substantially offset by an increase of $3,426.0 in proceeds from all borrowings.

    The decrease in 1993 was attributable to an increase of $5,037.2 in proceeds from all borrowings, partially offset by an increase in debt repayments of $4,416.1 and an increase of $224.9 in cash dividends paid to shareholders. Such higher levels of proceeds and repayments of borrowings in 1993 reflect the refinancing of $2,760 of long-term debt at lower interest rates by BellSouth Telecommunications. The increase in cash dividends in 1993 was due to the use of higher levels of common shares, newly issued by BellSouth, during 1992 as payment in lieu of cash dividends under the Shareholder Dividend Reinvestment and Stock Purchase Plan.

    BellSouth's debt to total capitalization ratio decreased from 40.2% at December 31, 1993 to 39.3% at December 31, 1994.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

    REGULATORY ENVIRONMENT. In providing telecommunications services, BellSouth Telecommunications is subject to regulation by both state and federal regulators with respect to rates, services and other issues. Other than in North Carolina and South Carolina, where it is subject to traditional rate of return regulation, BellSouth Telecommunications is operating under some form of incentive regulation plan at the state and federal levels whereby earnings above certain levels within a given range must be shared with customers in the form of credits, refunds or prospective rate reductions. These plans provide incentives to reduce costs and retain a portion of earnings above the sharing point, and in some cases, all earnings above the top of the range must be returned to customers. Since BellSouth Telecommunications' earnings fell close to or within the sharing range in its incentive plans during 1994, its ability to increase its earnings over the long run under these plans, even through productivity enhancements, is constrained. At December 31, 1994, BellSouth Telecommunications' estimated sharing obligation related to interstate access services was $141.6. Furthermore, its ability to change rates to more effectively respond to competition is limited under the current regulatory plans, which require, in general, that rates be charged as provided in tariff filings.

    Accordingly, BellSouth's primary regulatory focus is directed toward modifying the regulatory process to one that is more closely aligned with changing market conditions and overall public policy objectives. As an alternative to the current regulatory processes, BellSouth believes that price regulation, whereby prices of basic local exchange services are directly regulated, irrespective of rate of return tests, and prices for other products and services are based on market factors, is a logical progression to competitive fairness and provides advantages for consumers. While no such local regulatory plan has been implemented in the nine-state service area, the Tennessee Public Service Commission, subject to certain governmental authorizations and the enactment of enabling legislation, adopted rules to allow local exchange competition, including a provision whereby BellSouth
Telecommunications  could elect  to operate  under a  price regulation  plan. In addition, proposed plans filed by BellSouth Telecommunications in Kentucky, Georgia, Mississippi and Alabama are currently under review by the respective commissions in those states. The Florida, Georgia, North Carolina and Tennessee legislatures are considering bills that would provide for or allow price regulation and/or local exchange competition. A proposed plan filed with the Louisiana Public Service Commission was rejected in November 1994. The FCC is reviewing its regulatory plan; any changes to the plan are not expected to be effective until mid-1995. BellSouth Telecommunications will continue to pursue implementation of price regulation plans in Louisiana, other states and at the federal level through filings with regulatory commissions and through legislative initiatives.

    ECONOMY. The nation's gross domestic product grew 4% in 1994, which was the strongest annual growth of the current economic expansion. Employment in nonfarm businesses grew 2.6% during the year as the unemployment rate dropped to 5.6% by the fourth quarter. Growth in the nine-state region served by BellSouth Telecommunications was even stronger. The number of jobs in nonfarm businesses grew at a 3.0% annual rate, unemployment also dropped to 5.6% by the fourth quarter and real income expanded by an estimated 4.4%. Net in-migration added 450,000 to the region's population during 1994, with every state except Louisiana recording a gain. Four states, Florida, Georgia, North Carolina and Tennessee, were among the top ten nationally in 1994 numerical population gains. The demand for telecommunications services reflected the strength of the economic and population growth in the region. Higher interest rates in 1995 may dampen residential construction and durable goods manufacturing, but projected net in-migration near 400,000 would help to keep the regional demand for telecommunications services rising. However, the increasing competition faced by BellSouth Telecommunications and the growing percentage of revenues from BellSouth Enterprises make BellSouth's financial performance more susceptible to changes in the economy than previously, as its operations reflect the more competitive business environment and the greater elasticities for its products and services.

    COMPETITION. Developments in the telecommunications marketplace continue to indicate that a technological convergence is occurring in the telephone, cable and broadcast television, computer, entertainment and information services industries. The technologies utilized and being developed in these industries are able to provide multiple and integrated communications offerings. A number of large companies, including AT&T Corp. and the other major interexchange carriers, other Bell Holding Companies and cable and other video and entertainment companies, have completed acquisitions and entered into business alliances that will ultimately intensify and expand competition for local and toll communications and other services currently provided over BellSouth's networks. Other competitors have announced plans to build, and in certain locations have begun construction of, local phone connections and private networks that would permit business and residential customers to bypass the facilities of local telephone companies, including those of BellSouth Telecommunications in certain cities in its service territory. Legislative, regulatory and judicial developments will further facilitate competition in local, long distance and video markets.

    Notwithstanding the risks associated with increased competition, BellSouth will have opportunities in new business markets. BellSouth believes that in order to remain competitive in the future, it must aggressively pursue a corporate strategy of expanding its offerings beyond its traditional businesses, which may include information services, interactive communications and cable television and other entertainment services. As a part of this strategy, BellSouth has been granted permission by the FCC to conduct a trial of video dial tone services; acquired in auction one of the nationwide narrowband PCS licenses; participated in the ongoing FCC auction for broadband PCS licenses in the Carolinas and eastern Tennessee; and formed business alliances and partnerships, both domestically and internationally, related to the provision of interactive and traditional video programming services as well as wireless and wireline communications services. As another part of its competitive strategy, BellSouth has undertaken a plan to streamline its telephone operations and to improve its overall cost structure (see "Other Matters -- Restructuring of Telephone Operations"). Coincident with the existing restructuring plan,
BellSouth Telecommunications is continuing to seek additional ways to better enhance customer service and productivity and to further improve its cost structure. As a result of these ongoing efforts, additional changes to fundamental business processes and work activities, as well as further employee reductions, are expected.

    BellSouth  may  consider  acquisitions  of,  investments  in  and  strategic alliances with established companies that provide information services, interactive communications and cable television and other entertainment services and the development of such services and capabilities internally. Such transactions, if accomplished, could initially reduce earnings and require substantial capital. Financing for such business opportunities will be provided from funds generated through internal operations and from external sources.

    ACCOUNTING UNDER SFAS NO. 71. BellSouth's regulated enterprise, BellSouth Telecommunications, continues to account for the economic effects of regulation under SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Where appropriate, the provisions of SFAS No. 71 give recognition to the effect of actions of regulators, which can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset or impose or eliminate a liability of a regulated entity. As a result of such actions by regulators, BellSouth's balance sheet at December 31, 1994 reflects net deferred charges (regulatory assets) of $186.5 related primarily to compensated absences and unamortized issuance costs for debt that has been refinanced, and net deferred credits (regulatory liabilities) of $304.0 related to income tax issues. Virtually all of the current regulatory assets and liabilities arose in connection with the incorporation of new accounting standards into the ratemaking process, and are transitory in nature. The magnitude of the regulatory assets and liabilities is decreasing over time due to the ongoing amortization prescribed as a part of the adoption in 1988 of the FCC's current Uniform System of Accounts. Additional regulatory assets and liabilities may arise in the future as long as BellSouth Telecommunications remains subject to the provisions of SFAS No. 71.

    Various forms of earnings-based regulation remain in effect at the federal level and in all nine states served by BellSouth Telecommunications. However, recent legislative and regulatory initiatives suggest that fully competitive markets for telecommunications services will eventually be established. During 1994, the United States Congress considered legislation designed specifically to open all telecommunications services to full competition. Although no such legislation was enacted into law, Congress is again considering legislation of this type, and similar initiatives are also emerging at the state level. Furthermore, in the regulatory arena, BellSouth Telecommunications continues to pursue modification of the existing regulatory framework. Price regulation plans, whereby prices of basic local exchange service are directly regulated and prices for other telecommunications products and services are based on market factors, have been proposed for implementation and are under review in several states in the service area and by the FCC.

    BellSouth Telecommunications would be required to discontinue accounting under SFAS No. 71 if the existing and anticipated levels of competition no longer allow for service and product pricing that provides for the recovery of costs. Additionally, SFAS No. 71 would no longer apply if BellSouth Telecommunications is successful in altering the existing regulatory framework and achieving price regulation since such plans do not provide for the recovery of specific costs. While accounting under SFAS No. 71 is currently appropriate, it is increasingly likely that BellSouth Telecommunications will discontinue accounting under SFAS No. 71 due to the effect of one or both of these conditions. In that event, the impact on BellSouth's financial position and results of operations would be material. Under such circumstances, BellSouth Telecommunications would be required to reduce the recorded value for telephone plant and equipment in recognition of amounts that would not be recoverable or that would be overstated due to longer regulator-prescribed asset lives. BellSouth Telecommunications' overall depreciation reserve at December 31, 1994 was approximately 44% of its total depreciable plant. Broad industry analysis of other telecommunications companies who have recently discontinued accounting under SFAS No. 71 indicates that unregulated telecommunications enterprises similar to BellSouth Telecommunications have an overall depreciation reserve ratio that approximates 52% to 57% of total depreciable plant. If BellSouth Telecommunications were required to discontinue SFAS No. 71 and to revalue its telephone plant using similar assumptions and methodology, the net recorded book value of its telephone plant would be reduced by about $4,000 to $6,000. In addition, BellSouth Telecommunications would be required to eliminate its regulatory assets and liabilities, adjust the level of its unamortized investment tax credits and fully adopt issue basis accounting for its directory publishing fees. Specific financial impacts of discontinuing SFAS No. 71 would depend on the timing and magnitude of changes, both in the marketplace and in the overall regulatory framework.

OTHER MATTERS

    RESTRUCTURING OF TELEPHONE OPERATIONS. As previously reported, during 1993 BellSouth Telecommunications recognized a $1,136.4 restructuring charge in connection with a plan to redesign, consolidate and streamline the fundamental processes and work activities in its telephone operations. The restructuring is being undertaken in response to an increasingly competitive business environment. Upon completion, restructuring of the telephone operations is expected to improve overall responsiveness to customer needs and reduce costs.

    As  a   part  of   the   restructuring,  BellSouth   Telecommunications   is
consolidating and centralizing its existing operations. BellSouth Telecommunications is establishing a single point of contact and accountability for the receipt, analysis and resolution of customer installation, repair activities and service activation. The efforts involve redesign of key work processes and designing new processes that facilitate the consolidation of service functions and the reduction of 10,200 employees.

    The projected costs by year for each component of the charge were as follows:

                                                       1993       1994       1995       1996       TOTAL
                                                     ---------  ---------  ---------  ---------  ----------
Consolidation and Elimination of Operations........  $    14.7  $   185.2  $    87.0  $    55.9  $    342.8
Systems............................................     --          185.5      155.5       84.4       425.4
Employee Separation................................       38.3      142.7      105.2       82.0       368.2
                                                     ---------  ---------  ---------  ---------  ----------
  Total............................................  $    53.0  $   513.4  $   347.7  $   222.3  $  1,136.4
                                                     ---------  ---------  ---------  ---------  ----------
                                                     ---------  ---------  ---------  ---------  ----------

    Through December 31, 1994, BellSouth Telecommunications was substantially on plan with respect to projected expenditures and employee reductions. See "PROGRESS UNDER THE PLAN."

    CONSOLIDATION AND ELIMINATION OF OPERATIONS. Approximately $342.8 of the charge consisted of costs associated with consolidating and eliminating operations as a result of re-engineering the way service is delivered to customers. During the restructuring period, 288 existing operations centers are being consolidated into 73 locations. Data management centers used to support company operations are being reduced from 11 to 6. Comptrollers offices are being reduced from 48 to 11. Collection process improvements are being made to reduce operating costs and uncollectibles. Redundancies are being eliminated and the number of steps decreased in the product planning and provisioning process. In addition, customer service processes and systems are being designed to provide one-number access, specific appointment times, on-line and real-time access to customer records and immediate service activation where facilities are already in place.

    SYSTEMS. Approximately $425.4 of the charge was for systems development. The information management systems in use prior to the restructuring effort were inadequate to deal with increased competition and changing technology. Accordingly, as an integral part of the restructuring plan, a major redesign of information systems throughout BellSouth Telecommunications is being undertaken to attain a systems framework that both facilitates the targeted employee reductions and correlates to the increasingly competitive business environment. This effort entails significant changes to the overall computing platform, architecture and corporate systems structure.

    EMPLOYEE SEPARATION. Approximately $368.2 of the charge was for separation costs for employees leaving BellSouth Telecommunications through 1996 and for relocation of certain employees. BellSouth Telecommunications' targeted employee reduction of 10,200 employees by the end of the restructuring period will result in future cost savings and, as a result, is expected to improve BellSouth Telecommunications' competitive position.

    The projected work force reductions by year under the plan were as follows:

                                                             1993       1994       1995       1996       TOTAL
                                                           ---------  ---------  ---------  ---------  ---------
Management...............................................        280      1,000      1,600      1,500      4,380
Represented..............................................      1,020      2,700      1,300        800      5,820
                                                           ---------  ---------  ---------  ---------  ---------
  Total..................................................      1,300      3,700      2,900      2,300     10,200
                                                           ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------

    Employee separation costs include severance payments, health care coverage, education benefits, and costs of relocating employees to new job locations, as well as net curtailment expenses. The severance payments, health care coverage and education benefits costs for management employees are paid under the provisions of current BellSouth management separation plans. The severance payments, health care coverage and education benefit costs for craft employees are paid under the provisions of collective bargaining agreements. Relocation costs are the costs to move personnel to different locations as a result of work center consolidations. These charges are paid under BellSouth Telecommunications' relocation guidelines and the terms of collective bargaining agreements. Net curtailment expenses are charged in accordance with the provisions of accounting pronouncements SFAS Nos. 88 and 106.

    PROGRESS UNDER THE PLAN. Since inception of the restructuring plan in fourth quarter 1993, cumulative employee reductions were 5,200 (1,300 in 1993 and 3,900 in 1994) and total amounts charged against the restructuring liability were $521.7.

    A summary of the costs incurred through December 31, 1994 under the plan is as follows:

                                                                              1993       1994       TOTAL
                                                                            ---------  ---------  ---------
Consolidation and Elimination of Operations...............................  $    14.7  $   164.6  $   179.3
Systems...................................................................     --          170.3      170.3
Employee Separation.......................................................       38.3      133.8      172.1
                                                                            ---------  ---------  ---------
  Total...................................................................  $    53.0  $   468.7  $   521.7
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

    For the year ended December 31, 1994, cash expenditures related to the ongoing implementation of the restructuring plan were approximately $390.2. Non-cash expenses were primarily comprised of pension curtailments and charges related to elimination of certain business operations of subsidiaries. Capital expenditures for 1994 related to restructuring were approximately $203.6; such expenditures are not reflected in the above tables.

    The remaining restructuring liability at December 31, 1994 was approximately $614.7, all of which was classified as current. During 1995, BellSouth Telecommunications plans to accelerate restructuring activities such that employee reductions and expenditures as originally projected under the plan will be substantially completed by the end of 1995. Accordingly, employee reductions in 1995 under the plan are projected to be approximately 5,000 and capital expenditures, which are not reflected in the above tables, are projected to be about $300.

    The cumulative reduction in employees as of December 31, 1994 resulted in an estimated $100 reduction in 1994 operating expenses and is currently projected to result in about a $300 to $400 reduction in 1995 operating expenses. Once the restructuring plan is completed, annual cost savings are expected to be approximately $600 due primarily to reduced employee-related expenses.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

                              REPORT OF MANAGEMENT

    To the Shareholders of BellSouth Corporation:

    These financial statements have been prepared in conformity with generally accepted accounting principles and have been audited by Coopers & Lybrand L.L.P., independent accountants, whose report is contained herein.

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

    Management maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. In addition, as part of its audit of these financial statements, Coopers & Lybrand L.L.P. completed a review of the accounting controls to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied. Management has considered the internal auditor's and Coopers & Lybrand L.L.P.'s recommendations concerning the system of internal controls and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that as of December 31, 1994, the system of internal controls was adequate to accomplish the objectives discussed herein.

    Management also recognizes its responsibility for fostering a strong ethical climate so that BellSouth's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is communicated to all employees through policies and guidelines addressing such issues as conflict of interest, safeguarding of BellSouth's real and intellectual properties, providing equal employment opportunities and ethical relations with customers, suppliers and governmental representatives. BellSouth maintains a program to assess compliance with these policies and our ethical standards through its Vice President -- Corporate Responsibility and Compliance, designated as the ombudsman/ethics officer reporting directly to the Chairman of the Board.

/s/ John L. Clendenin                          /s/ Ronald M. Dykes
CHAIRMAN OF THE BOARD                          VICE PRESIDENT, CHIEF FINANCIAL
AND CHIEF EXECUTIVE OFFICER                    OFFICER AND COMPTROLLER

February 3, 1995

                       AUDIT COMMITTEE CHAIRMAN'S LETTER

    The Audit Committee of the Board of Directors consists of four members who are neither officers nor employees of BellSouth Corporation. Information as to these persons, as well as their duties, is provided in the Proxy Statement. The Audit Committee met six times during 1994 and reviewed with the Chief Corporate Auditor, Coopers & Lybrand L.L.P. and management current audit activities, plans and the results of selected internal audits. The Audit Committee also reviewed the objectivity of the financial reporting process and the adequacy of internal controls. The Audit Committee recommended, subject to shareholder ratification, the appointment of the independent accountants and considered factors relating to their independence. In addition, the Audit Committee provided guidance in matters regarding ethical considerations and business conduct, reviewed the operations of political action committees and monitored compliance with laws affecting external involvement. The Chief Corporate Auditor and Coopers & Lybrand L.L.P. each met privately with the Audit Committee on occasion to encourage confidential discussions as to any auditing matters.

                                          /s/ Marshall M. Criser
                                          CHAIRMAN, AUDIT COMMITTEE
February 3, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders
BellSouth Corporation
Atlanta, Georgia

    We have audited the accompanying consolidated balance sheets of BellSouth Corporation as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of BellSouth's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BellSouth Corporation as of December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

    As discussed in Notes H, M and N to the consolidated financial statements, BellSouth changed its method of accounting for postretirement benefits other than pensions, income taxes and postemployment benefits in 1993.

                                          /s/ Coopers & Lybrand L.L.P.
Atlanta, Georgia
February 3, 1995

                             BELLSOUTH CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------
                                                                              1994         1993         1992
                                                                            ---------    ---------    ---------
Operating Revenues:
  Network and related services
    Local service.......................................................    $ 6,863.1    $ 6,577.3    $ 6,236.0
    Interstate access...................................................      3,127.2      2,991.2      2,945.6
    Intrastate access...................................................        908.3        881.9        871.8
    Toll................................................................      1,190.1      1,219.5      1,248.8
  Directory advertising and publishing..................................      1,556.0      1,515.4      1,459.8
  Wireless communications...............................................      2,066.3      1,553.4      1,195.6
  Other services........................................................      1,133.5      1,141.6      1,244.0
                                                                            ---------    ---------    ---------
      Total Operating Revenues..........................................     16,844.5     15,880.3     15,201.6
                                                                            ---------    ---------    ---------
Operating Expenses:
  Cost of services and products.........................................      6,043.2      5,865.1      5,681.3
  Depreciation and amortization.........................................      3,258.7      3,162.2      3,100.0
  Selling, general and administrative...................................      3,484.8      3,429.5      3,259.6
  Restructuring charge (Note K).........................................       --          1,136.4       --
                                                                            ---------    ---------    ---------
      Total Operating Expenses..........................................     12,786.7     13,593.2     12,040.9
                                                                            ---------    ---------    ---------
Operating Income........................................................      4,057.8      2,287.1      3,160.7
Interest Expense (Note L)...............................................        666.1        689.0        746.4
Other Income, net (Note L)..............................................         11.0          7.6        177.6
                                                                            ---------    ---------    ---------
Income Before Income Taxes, Extraordinary Loss and Cumulative Effect of
 Change in Accounting Principle.........................................      3,402.7      1,605.7      2,591.9
Provision for Income Taxes (Note M).....................................      1,242.9        571.6        933.5
                                                                            ---------    ---------    ---------
Income Before Extraordinary Loss and Cumulative Effect of Change in
 Accounting Principle...................................................      2,159.8      1,034.1      1,658.4
Extraordinary Loss on Early Extinguishment of Debt,
 net of tax (Note E)....................................................       --            (86.6)       (40.7)
Cumulative Effect of Change in Accounting Principle, net of tax (Note
 N).....................................................................       --            (67.4)      --
                                                                            ---------    ---------    ---------
      Net Income........................................................    $ 2,159.8    $   880.1    $ 1,617.7
                                                                            ---------    ---------    ---------
                                                                            ---------    ---------    ---------
Weighted Average Common Shares Outstanding..............................        496.6        496.1        490.8
Dividends Declared Per Common Share.....................................    $    2.76    $    2.76    $    2.76
Earnings Per Share:
  Income Before Extraordinary Loss and Cumulative Effect of Change in
   Accounting Principle.................................................    $    4.35    $    2.08    $    3.38
  Extraordinary Loss on Early Extinguishment of Debt,
   net of tax...........................................................       --             (.17)        (.08)
  Cumulative Effect of Change in Accounting Principle, net of tax.......       --             (.14)      --
                                                                            ---------    ---------    ---------
      Net Income........................................................    $    4.35    $    1.77    $    3.30
                                                                            ---------    ---------    ---------
                                                                            ---------    ---------    ---------

   The accompanying notes are an integral part of these financial statements.

                             BELLSOUTH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                                                     DECEMBER 31,
                                                                                               ------------------------
                                                                                                  1994         1993
                                                                                               -----------  -----------
ASSETS
Current Assets:
  Cash and cash equivalents..................................................................  $     606.5  $     501.5
  Temporary cash investments.................................................................         50.8         49.0
  Accounts receivable, net of allowance for uncollectibles of $154.1 and $149.6..............      3,126.6      2,985.2
  Material and supplies......................................................................        490.0        418.7
  Other current assets.......................................................................        453.9        364.6
                                                                                               -----------  -----------
                                                                                                   4,727.8      4,319.0
                                                                                               -----------  -----------
Investments and Advances (Note B)............................................................      2,531.5      2,039.4
Property, Plant and Equipment, net (Note C)..................................................     25,162.4     24,667.8
Deferred Charges and Other Assets............................................................        535.4        512.2
Intangible Assets, net.......................................................................      1,439.9      1,334.9
                                                                                               -----------  -----------
    Total Assets.............................................................................  $  34,397.0  $  32,873.3
                                                                                               -----------  -----------
                                                                                               -----------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Debt maturing within one year (Note E).....................................................  $   2,018.7  $   1,838.6
  Accounts payable...........................................................................      1,378.3        979.0
  Other current liabilities (Note D).........................................................      3,101.1      2,943.8
                                                                                               -----------  -----------
                                                                                                   6,498.1      5,761.4
                                                                                               -----------  -----------
Long-Term Debt (Note E)......................................................................      7,435.1      7,380.7
                                                                                               -----------  -----------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes..........................................................      3,646.9      3,465.3
  Unamortized investment tax credits.........................................................        443.3        515.9
  Other liabilities and deferred credits (Note F)............................................      2,006.3      2,255.8
                                                                                               -----------  -----------
                                                                                                   6,096.5      6,237.0
                                                                                               -----------  -----------
Shareholders' Equity:
  Common stock, $1 par value (1,100,000,000 shares authorized; 496,242,732 and 496,086,984
   shares outstanding at December 31, 1994 and 1993, respectively)...........................        502.5        501.6
  Paid-in capital............................................................................      8,064.2      8,009.4
  Retained earnings..........................................................................      6,721.1      5,919.3
  Shares held in trust (Note G)..............................................................       (336.2)      (292.6)
  Guarantee of ESOP debt (Notes G and H).....................................................       (584.3)      (643.5)
                                                                                               -----------  -----------
                                                                                                  14,367.3     13,494.2
                                                                                               -----------  -----------
      Total Liabilities and Shareholders' Equity.............................................  $  34,397.0  $  32,873.3
                                                                                               -----------  -----------
                                                                                               -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                             BELLSOUTH CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                                AMOUNT
                                        NUMBER OF      ---------------------------------------------------------
                                         SHARES                                               SHARES
                                     ---------------                                           HELD     GUARANTEE
                                     COMMON  TREASURY   PAR    PAID-IN   RETAINED   TREASURY    IN      OF ESOP
                                     STOCK    STOCK    VALUE   CAPITAL   EARNINGS    STOCK     TRUST      DEBT
                                     ------  -------   ------  --------  --------   -------   -------   --------
Balance at December 31, 1991.......   486.7      1.6   $488.3  $7,326.0  $6,112.8   $ (65.1)  $ --      $  (757.1)
Net income.........................                                       1,617.7
Dividends declared.................                                      (1,356.3)
Shares issued under Shareholder
 Dividend Reinvestment and Stock
 Purchase Plan.....................     6.3     (1.2)     5.1     262.3                50.2
Shares issued and activity
 associated with various employee
 benefit plans and other
 activities........................      .8      (.4)      .4      21.3       6.4      14.9
Reduction of ESOP debt and other
 related activities................                                          14.8                           56.9
                                     ------  -------   ------  --------  --------   -------   -------   --------
Balance at December 31, 1992.......   493.8    --       493.8   7,609.6   6,395.4     --        --        (700.2)
Net income.........................                                         880.1
Dividends declared.................                                      (1,368.8)
Shares issued under Shareholder
 Dividend Reinvestment and Stock
 Purchase Plan.....................     1.6               1.6      81.0
Shares issued and activity
 associated with various employee
 benefit plans and other
 activities........................      .7                .7      31.7
Shares issued to grantor trusts....     5.5               5.5     287.1                        (292.6)
Reduction of ESOP debt and other
 related activities................                                          12.6                           56.7
                                     ------  -------   ------  --------  --------   -------   -------   --------
Balance at December 31, 1993.......   501.6    --       501.6   8,009.4   5,919.3     --       (292.6)    (643.5)
Net income.........................                                       2,159.8
Dividends declared.................                                      (1,369.5)
Shares issued and activity
 associated with various employee
 benefit plans and other
 activities........................      .1                .1       6.5
Shares issued to grantor trusts....      .8                .8      42.8                         (43.6)
Reduction of ESOP debt and other
 related activities................                                          11.5                           59.2
Foreign currency translation
 adjustment........................                                 5.5
                                     ------  -------   ------  --------  --------   -------   -------   --------
Balance at December 31, 1994.......   502.5    --      $502.5  $8,064.2  $6,721.1   $ --      $(336.2)  $ (584.3)
                                     ------  -------   ------  --------  --------   -------   -------   --------
                                     ------  -------   ------  --------  --------   -------   -------   --------

   The accompanying notes are an integral part of these financial statements.

                             BELLSOUTH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------
                                                                      1994          1993          1992
                                                                   -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................................  $   2,159.8   $     880.1   $   1,617.7
Adjustments to net income:
  Depreciation...................................................      3,206.1       3,103.8       3,032.2
  Amortization of intangibles....................................         52.6          58.4          67.8
  Provision for losses on bad debts..............................        175.4         197.8         195.5
  Deferred income taxes and unamortized investment tax credits...        (19.1)       (633.2)       (138.7)
  Pension expense in excess of funding...........................         28.0         120.7         165.7
  Noncash compensation expense related to ESOP benefits..........         18.5          23.2          27.1
  Losses (earnings) of unconsolidated affiliates.................        109.8         (11.0)        (76.7)
  Dividends received from unconsolidated affiliates..............        121.5         199.9         124.6
  (Gains) losses on sale of operations...........................       (107.6)         10.0       --
  Allowance for funds used during construction...................        (19.7)        (23.7)        (15.3)
  Restructuring charge...........................................      --            1,136.4       --
  Payment of call premium........................................      --              (99.7)        (33.4)
  Extraordinary loss on early extinguishment of debt.............      --              145.4          70.7
  Change in accounting principle, net of tax.....................      --               67.4       --
  Summary tax assessment settlement..............................      --            --               90.9
  Change in accounts receivable..................................       (509.6)       (501.7)       (302.4)
  Change in material and supplies................................       (204.3)        (98.0)       (156.1)
  Change in accounts payable and other current liabilities.......       (187.1)        (13.6)        148.7
  Change in deferred charges and other assets....................        (60.6)        101.5         139.3
  Change in other liabilities and deferred credits...............        437.4          46.3          29.5
  Other reconciling items, net...................................        (28.8)        (23.5)        (73.7)
                                                                   -----------   -----------   -----------
    Net cash provided by operating activities....................      5,172.3       4,686.5       4,913.4
                                                                   -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.............................................     (3,600.3)     (3,485.9)     (3,189.3)
Proceeds from disposals of property, plant and equipment.........        137.5         156.0         139.5
Proceeds from disposition of short-term investments..............        106.5         147.9         188.5
Purchase of short-term investments...............................       (108.2)       (116.3)       (167.5)
Investment acquisitions..........................................      --            --              (53.8)
Investment dispositions..........................................        197.5         105.2       --
Investments in and advances to unconsolidated affiliates.........       (710.0)       (319.5)       (562.5)
Proceeds from repayment of loans and advances....................         41.4          77.2         178.5
Other investing activities, net..................................      --                 .5        (125.2)
                                                                   -----------   -----------   -----------
    Net cash used for investing activities.......................     (3,935.6)     (3,434.9)     (3,591.8)
                                                                   -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings..............................     22,488.6      16,289.9      13,541.0
Repayments of short-term borrowings..............................    (22,306.2)    (15,856.4)    (13,770.3)
Proceeds from long-term debt.....................................        190.6       2,963.3         675.0
Repayments of long-term debt.....................................       (128.6)     (3,131.3)       (801.3)
Payment of capital lease obligations.............................        (14.7)        (12.2)        (15.5)
Proceeds from issuing common and treasury shares.................          7.5          38.5          70.2
Dividends paid...................................................     (1,368.9)     (1,307.4)     (1,082.5)
                                                                   -----------   -----------   -----------
    Net cash used for financing activities.......................     (1,131.7)     (1,015.6)     (1,383.4)
                                                                   -----------   -----------   -----------
Net Increase (Decrease) in Cash and Cash Equivalents.............        105.0         236.0         (61.8)
Cash and Cash Equivalents at Beginning of Period.................        501.5         265.5         327.3
                                                                   -----------   -----------   -----------
Cash and Cash Equivalents at End of Period.......................  $     606.5   $     501.5   $     265.5
                                                                   -----------   -----------   -----------
                                                                   -----------   -----------   -----------

   The accompanying notes are an integral part of these financial statements.

                             BELLSOUTH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Millions, Except Per Share Amounts)

NOTE A -- ACCOUNTING POLICIES
    BASIS OF PRESENTATION. The consolidated financial statements include the accounts of BellSouth Corporation (BellSouth) and subsidiaries in which it has a controlling financial interest. BellSouth operates predominantly in the telecommunications service industry. BellSouth Telecommunications, Inc. (BellSouth Telecommunications), BellSouth's largest subsidiary, provides primarily regulated telephone services. Investments in certain partnerships, joint ventures and subsidiaries are accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated, except as otherwise required under generally accepted accounting principles applicable to regulated entities. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year's presentation.

    BASIS OF ACCOUNTING. BellSouth's consolidated financial statements have been prepared in accordance with generally accepted accounting principles, including the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Where appropriate, SFAS No. 71 gives accounting recognition to the actions of regulators. Such actions can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset or impose or eliminate a liability of a regulated entity.

    As a result of such actions by regulators, the consolidated balance sheets at December 31, 1994 and 1993 reflect net deferred charges (regulatory assets) of $186.5 and $235.9, respectively, related primarily to compensated absences and unamortized issuance costs for debt that has been refinanced. Net deferred credits (regulatory liabilities) included in the consolidated balance sheets were $304.0 and $378.9, respectively, related to income tax issues.

    Telephone plant and equipment has been depreciated using regulator-prescribed asset lives. Other telecommunications companies have recently discontinued accounting under SFAS No. 71 and have revalued their telephone plant. If BellSouth Telecommunications were to revalue its telephone plant using similar assumptions and methodology, the net recorded book value of its telephone plant would be reduced by approximately $4,000 to $6,000.

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

    INVESTMENTS  AND ADVANCES.   Investments  and advances  consist primarily of
investments in, and advances to, unconsolidated affiliated companies accounted for under the equity method.

    PROPERTY, PLANT AND EQUIPMENT. The investment in property, plant and equipment is stated at original cost. For plant dedicated to providing regulated telecommunications services, depreciation is based on the remaining life method of depreciation and straight-line composite rates determined on the basis of equal life groups of certain categories of telephone plant acquired in a given year. Depreciation expense also includes amortization of certain classes of telephone plant and identified depreciation reserve deficiencies over periods allowed by regulatory authorities. When depreciable telephone plant is disposed of, the original cost, less net salvage value, is charged to accumulated depreciation. The cost of other property, plant and equipment is depreciated using either straight-line or accelerated methods over the estimated useful lives of the assets. Gains or losses on disposal of other depreciable property, plant and equipment are recognized in the year of disposition as an element of other non-operating income.

    INTANGIBLE ASSETS. Intangible assets consist of the excess consideration paid over net assets acquired in business combinations, acquired licenses and customer lists. Intangible assets are being amortized using the straight-line and accelerated methods over periods of benefit. Such periods do not exceed 40 years. The carrying value of intangible assets is periodically reviewed on the basis of whether such intangibles are fully

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE A -- ACCOUNTING POLICIES (CONTINUED)
recoverable from projected, discounted net cash flows of the related business unit. Amortization of such intangibles was $52.6, $58.4 and $67.8 for the years ended December 31, 1994, 1993 and 1992, respectively. At December 31, 1994 and 1993, accumulated amortization of intangibles was $212.1 and $169.2, respectively.

    DERIVATIVE FINANCIAL INSTRUMENTS. BellSouth manages risk arising from fluctuations in interest rates and currency exchange rates by using derivative financial instruments, such as foreign exchange forward contracts, currency swaps and interest rate swaps.

    Foreign exchange forward contracts are carried at fair value in the consolidated balance sheets. Gains and losses on foreign exchange forward contracts used as currency hedges of existing assets or liabilities are deferred and offset the deferred losses and gains of the underlying asset or liability. The net effect is ultimately recognized in income as the underlying transaction matures. Gains and losses related to qualifying hedges of firm commitments also are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs.

    Currency swap contracts entered into as hedges of existing assets and liabilities are carried at fair value in the consolidated balance sheets. Gains and losses on currency swaps are deferred and offset against the deferred currency losses and gains of the underlying asset or liability. The net effect is ultimately recognized in income as the underlying transaction matures.

    Interest  rate swap  agreements are  treated as  off-balance sheet financial
instruments.  Receipts  or  payments   resulting  from  these  instruments   are
recognized as adjustments to interest expense as received or paid.

    REVENUE RECOGNITION. Revenues are recognized when earned. Certain revenues derived from local telephone and wireless access services are billed monthly in advance and are recognized the following month when services are provided. Directory advertising and publishing revenues and related directory costs are recognized upon publication of directories, except where regulatory authorities recognize different treatment. Revenues derived from other telecommunications services, principally network access, toll and cellular airtime usage, are recognized monthly as services are provided.

    MAINTENANCE AND REPAIRS.   The  cost of  maintenance and  repairs of  plant,
including   the  cost  of  replacing   minor  items  not  effecting  substantial
betterments, is charged to operating expenses.

    ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION. Regulatory authorities allow BellSouth Telecommunications to recognize the cost of capital (debt and equity components) associated with the construction of certain plant as income. Such income is not realized in cash currently but will be realized over the service life of the related plant as the resulting higher depreciation expense and plant investment are recovered in the form of increased revenues.

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

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE B -- INVESTMENTS AND ADVANCES
    Investments and Advances as of December 31 consist of the following:

                                                                                1994        1993
                                                                             ----------  ----------
Investments accounted for under the equity method..........................  $  1,715.9  $  1,806.7
Advances to and notes receivable from affiliates...........................       729.1       146.0
Other investments..........................................................        86.5        86.7
                                                                             ----------  ----------
    Total Investments and Advances.........................................  $  2,531.5  $  2,039.4
                                                                             ----------  ----------
                                                                             ----------  ----------

    BellSouth's equity method investments primarily include various partnerships in domestic cellular properties, mobile data communications, investments in international cellular properties and other international communications consortiums. Earnings (losses) related to investments accounted for under the equity method were $(109.8), $11.0 and $76.7 for the three years ended December 31, 1994, 1993 and 1992, respectively, and are included as a component of Other Income.

    DOMESTIC CELLULAR. BellSouth's domestic cellular investments consist primarily of a 60.0% non-controlling financial interest in the Los Angeles Cellular Telephone Company and a 43.8% interest in the Houston Cellular Telephone Company. At December 31, 1994, BellSouth's aggregate investment in these entities exceeded the underlying book value of the investees' net assets by $934.7. The excess of consideration paid over net assets acquired along with other intangible assets are being amortized using either straight-line or accelerated methods over periods of benefit which do not exceed 40 years.

    MOBILE DATA COMMUNICATIONS. In January 1992, BellSouth and RAM Broadcasting Corporation (RBC) formed an investment to own and operate certain mobile data communications networks worldwide as well as certain cellular and paging operations in the United States. The mobile data portion of the investment gives BellSouth a 49% interest in the United States mobile data operations, which is operated by RBC, and various interests in foreign mobile data operations ranging from 5.4% to 90%. In July 1994, BellSouth acquired RBC's 50% interest in the paging segment of the investment giving BellSouth a 100% interest in this entity. BellSouth had a note receivable from and advances to mobile data affiliates totaling $134.6 and $43.0 at December 31, 1994 and 1993, respectively. These receivables bear interest at the rate of the three-month LIBOR, plus 3 1/2%. The instruments are collateralized by assets of the affiliates.

    INTERNATIONAL COMMUNICATIONS. BellSouth has equity investments in international cellular operations in Latin America, Europe, the Asia-Pacific region and other international markets with ownership ranging from 21.4% to 53.3%. The largest of these investments, Telcel Cellular C.A. (TelCel), in which BellSouth has a non-controlling 53.3% interest, provides cellular telephone service in Venezuela. BellSouth is a 21.4% participant in the E-Plus Mobilfunk consortium which provides cellular telephone service in Germany.

    In January 1994, BellSouth disposed of its 36.4% interest in a cellular telephone business in Mexico. In November 1994, BellSouth sold its 4% interest in a company providing cellular service in France. As a result of these dispositions, BellSouth recognized gains of $67.5 and $40.1, respectively, both of which are included in Other Income.

    BellSouth is a 24.5% participant in Optus, an international consortium which provides a full spectrum of telecommunications services in Australia, including switched network and enhanced services, wireless and satellite based services.

    OTHER INVESTMENT ACTIVITY. BellSouth has non-controlling financial interests ranging from 70% to 80% in the CSL Ventures and 1155 Peachtree Associates real estate partnerships. BellSouth had notes receivable from and advances to these partnerships totaling $186.1 and $208.1 (of which $135.8 was included in current assets) at December 31, 1994 and 1993, respectively. The notes bear interest at rates ranging from 7.88% to 9.31% while the advances bear interest at the federal funds rate plus .30%. Principal amounts outstanding at December 31, 1994 are due and payable to BellSouth between December 31, 1996 and August 8, 2002. The instruments require periodic payments of interest and are collateralized by various real estate holdings.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE B -- INVESTMENTS AND ADVANCES (CONTINUED)
    In December 1993, BellSouth entered into a credit agreement with Prime South Diversified, Inc. (Prime) to provide up to $250 in financing, of which $185.0 had been borrowed by Prime as of December 31, 1994. The loan is collateralized by the stock of Prime South Diversified, which indirectly wholly owns Community Cable TV in Las Vegas, and its wholly-owned subsidiary Prime South Holdings, Inc. The loan bears a variable rate of 10% to 11% and matures in 2001.

NOTE C -- PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment is summarized as follows at December 31:

                                                                                        1994         1993
                                                                                     -----------  -----------
Outside plant......................................................................  $  19,291.5  $  18,595.7
Central office equipment...........................................................     15,443.5     14,668.0
Building and building improvements.................................................      3,113.9      2,954.4
Furniture and fixtures.............................................................      2,535.3      2,362.6
Operating and other equipment......................................................      2,346.6      2,006.8
Station equipment..................................................................        601.0        631.4
Plant under construction...........................................................        616.3        497.2
Land...............................................................................        181.7        175.9
Other..............................................................................         69.0         82.8
                                                                                     -----------  -----------
                                                                                        44,198.8     41,974.8
  Less: Accumulated depreciation...................................................     19,036.4     17,307.0
                                                                                     -----------  -----------
    Total Property, Plant and Equipment, net.......................................  $  25,162.4  $  24,667.8
                                                                                     -----------  -----------
                                                                                     -----------  -----------

    Depreciation of telephone plant and equipment as a percentage of average depreciable telephone plant was 7.20%, 7.51% and 7.67% for 1994, 1993 and 1992, respectively.

NOTE D -- OTHER CURRENT LIABILITIES
    Other current liabilities are summarized as follows at December 31:

                                                                                          1994        1993
                                                                                       ----------  ----------
Restructuring accrual (see Note K)...................................................  $    614.7  $    513.4
Advanced billing and customer deposits...............................................       499.9       476.2
Taxes accrued........................................................................       374.6       492.1
Dividends payable....................................................................       346.7       346.1
Salaries and wages payable...........................................................       343.5       338.3
Compensated absences.................................................................       332.8       332.6
Interest and rents accrued...........................................................       278.1       250.2
Other................................................................................       310.8       194.9
                                                                                       ----------  ----------
    Total Other Current Liabilities..................................................  $  3,101.1  $  2,943.8
                                                                                       ----------  ----------
                                                                                       ----------  ----------

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE E -- DEBT

    DEBT MATURING WITHIN ONE YEAR: Debt maturing within one year is summarized as follows at December 31:

DESCRIPTION                                                                  1994       1993
- -------------------------------------------------------------------------  --------   --------
Short-term notes payable:
  Bank loans.............................................................  $    45.1  $    88.7
  Commercial paper.......................................................    1,838.5    1,536.1
                                                                           --------   --------
                                                                             1,883.6    1,624.8
Current maturities of long-term debt.....................................      135.1      213.8
                                                                           --------   --------
    Total................................................................  $ 2,018.7  $ 1,838.6
                                                                           --------   --------
                                                                           --------   --------

DESCRIPTION
- -------------------------------------------------------------------------
Weighted average interest rate at end of period:
  Bank loans.............................................................      6.39%      3.77%
  Commercial paper.......................................................      5.82%      3.30%

    BellSouth has committed credit lines aggregating $1,493.4 with various banks. Borrowings under the committed lines totaled $16.1 at December 31, 1994. BellSouth also maintains uncommitted lines of credit of $675.0. At December 31, 1994, there were no borrowings under the uncommitted lines. There are no significant commitment fees or requirements for compensating balances associated with any lines of credit.

    LONG-TERM: Long-term debt consists primarily of debentures and notes issued by BellSouth Telecommunications. Interest rates and maturities of the amounts outstanding are summarized as follows at December 31:

                                                     CONTRACTUAL
                                                   INTEREST RATES       MATURITIES       1994        1993
                                                 -------------------  --------------  ----------  ----------
BellSouth Telecommunications Debentures:             3 1/4% - 6 3/4%     1995 - 2033  $  1,270.0  $  1,270.0
                                                     7 3/8% - 8 1/4%     2010 - 2033     1,935.0     1,935.0
                                                     8 1/2% - 8 3/4%     2024 - 2029     1,400.0     1,400.0
                                                                                      ----------  ----------
                                                                                         4,605.0     4,605.0
BellSouth Telecommunications Notes.............        5 1/4% -   7%     1998 - 2008     1,875.0     1,875.0
Guarantee of ESOP debt.........................       9.125% - 9.19%            2003       693.9       734.6
BellSouth Capital Funding Corporation Notes....        3.91% - 9.50%     1994 - 1999       374.5       299.9
Other..........................................                                             82.6       142.6
Unamortized discount, net of premium...........                                            (60.8)      (62.6)
                                                                                      ----------  ----------
                                                                                         7,570.2     7,594.5
Current maturities.............................                                           (135.1)     (213.8)
                                                                                      ----------  ----------
    Total Long-Term Debt.......................                                       $  7,435.1  $  7,380.7
                                                                                      ----------  ----------
                                                                                      ----------  ----------

    Maturities of long-term debt outstanding (face amounts) at December 31, 1994 are summarized below:

                                      1995       1996       1997       1998       1999     THEREAFTER    TOTAL
                                    ---------  ---------  ---------  ---------  ---------  ----------  ----------
Maturities........................  $   135.1  $    77.3  $   158.7  $   774.4  $   249.4  $  6,236.1  $  7,631.0
                                    ---------  ---------  ---------  ---------  ---------  ----------  ----------
                                    ---------  ---------  ---------  ---------  ---------  ----------  ----------

    As further discussed in Note H, BellSouth incorporated an Employee Stock Ownership Plan (ESOP) feature into certain of its existing savings plans. In 1990, the ESOP trusts (the Trusts) borrowed $850.0 aggregate principal amount through the issuance of amortizing notes. Although the obligations are owed by the Trusts, they are guaranteed by BellSouth and thus are reflected as an addition to Long-Term Debt and a

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE E -- DEBT (CONTINUED)
reduction to Shareholders' Equity. The Trusts service the debt with contributions from BellSouth and dividends paid on the shares held by the Trusts. As the ESOP obligations are repaid, the amount guaranteed decreases and Long-Term Debt is reduced accordingly.

    Notes issued by BellSouth Capital Funding Corporation (Capital Funding) are used to finance the businesses of BellSouth Enterprises and the unregulated subsidiaries of BellSouth Telecommunications. BellSouth has agreed to ensure the timely payment of principal, premium, if any, and interest on Capital Funding's debt securities.

    During 1993 and 1992, BellSouth Telecommunications refinanced certain long-term debt issues at more favorable interest rates. As a result of the early extinguishment of these issues, charges of $86.6 ($.17 per share), net of taxes of $58.8, and $40.7 ($.08 per share), net of taxes of $30.0, were recognized as extraordinary losses in 1993 and 1992, respectively.

    At December 31, 1994, shelf registration statements had been filed with the Securities and Exchange Commission by BellSouth Telecommunications and Capital Funding under which $725.0 and $1,027.3, respectively, of debt securities could be offered.

NOTE F -- OTHER LIABILITIES AND DEFERRED CREDITS
    Other liabilities and deferred credits is summarized as follows at December 31:

                                                                                          1994        1993
                                                                                       ----------  ----------
Accrued pension cost.................................................................  $    568.2  $    565.5
Compensation related.................................................................       341.7       318.5
Regulatory liability related to income taxes (see Note M)............................       304.0       378.9
Minority interests...................................................................       207.8       123.6
Sharing accrual under FCC price cap plan.............................................       141.6        41.7
Postemployment benefits..............................................................       140.6       121.4
Restructuring accrual (see Note K)...................................................      --           570.0
Other................................................................................       302.4       136.2
                                                                                       ----------  ----------
    Total Other Liabilities and Deferred Credits.....................................  $  2,006.3  $  2,255.8
                                                                                       ----------  ----------
                                                                                       ----------  ----------

NOTE G -- SHAREHOLDERS' EQUITY

    PREFERRED STOCK AUTHORIZED. BellSouth's Articles of Incorporation authorize 100 million shares of cumulative First Preferred Stock having a par value of $1 per share, of which 30 million shares have been reserved and designated Series A for possible issuance under BellSouth's Shareholder Rights Plan. As of December 31, 1994, no preferred shares had been issued.

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

    GUARANTEE OF ESOP DEBT. Financial reporting practices require that the amount equivalent to BellSouth's guarantee of the amortizing notes issued by its ESOP trusts be presented as a reduction to Shareholders' Equity, as well as an increase to debt. The amount recorded as a decrease in Shareholders' Equity represents the cost of unallocated BellSouth common stock purchased with the proceeds of the

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE G -- SHAREHOLDERS' EQUITY (CONTINUED) amortizing notes and the timing difference resulting from the shares allocated accounting method. All ESOP shares are considered outstanding for financial reporting purposes and, as such, are included in the computation of earnings per share. As the ESOP notes are repaid, the amount of debt guaranteed decreases, and Shareholders' Equity increases accordingly (see Notes E and H).

    SHARES HELD IN TRUST. During 1993 and 1994, BellSouth issued shares to grantor trusts to provide partial funding for the benefits payable under certain non-qualified benefit plans. The trusts are irrevocable and assets contributed to the trusts can only be used to pay such benefits with certain exceptions. At December 31, 1994 and 1993, the assets held in the trusts consist of cash and 6,262,087 and 5,464,920 shares, respectively, of BellSouth common stock. The total cost of the BellSouth shares as of the date of funding the trusts is included in Common Stock and Paid-In Capital; however, because the shares held in trust are not considered outstanding for financial reporting purposes, the shares are reflected separately as Shares Held in Trust, a reduction to Shareholders' Equity. Accordingly, there is no earnings per share impact.

NOTE H -- EMPLOYEE BENEFIT PLANS

    PENSION  PLANS.   Substantially all  employees of  BellSouth are  covered by noncontributory defined benefit pension plans. Principal plans are discussed below; other plans are not significant individually or in the aggregate.

    The plan covering non-represented employees is a cash balance plan which provides pension benefits determined by a combination of compensation-based service and additional credits and individual account-based interest credits. The cash balance plan is subject to a minimum benefit determined under a plan in existence for non-represented employees prior to July 1, 1993 which provided benefits based upon credited service and employees' average compensation for a specified period. The minimum benefit under the prior plan is applicable to employees retiring through 2005. Both the 1994 and 1993 projected benefit obligations assume interest and additional credits greater than the minimum levels specified in the written plan. Pension benefits provided for represented employees are based on specified benefit amounts and years of service and includes the projected effect of future bargained-for improvements.

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

    The components of net periodic pension cost are summarized below:

                                                                           1994         1993         1992
                                                                        -----------  -----------  -----------
Service cost -- benefits earned during the year.......................  $     272.1  $     265.8  $     262.4
Interest cost on projected benefit obligation.........................        778.2        774.8        751.8
Actual loss (return) on plan assets...................................        135.9     (1,734.9)      (686.2)
Net amortization and deferral.........................................     (1,158.2)       816.0       (160.2)
                                                                        -----------  -----------  -----------
    Net periodic pension cost.........................................  $      28.0  $     121.7  $     167.8
                                                                        -----------  -----------  -----------
                                                                        -----------  -----------  -----------

    Effective January 1, 1994, the non-represented cash balance plan was divided from one into four cash balance plans which allowed for costs to be accounted for more precisely based upon specific company demographic information. The plan division had no material impact on BellSouth in 1994. The decrease in 1994 pension expense is primarily the result of a reduction in assumed benefit levels partially offset by the decrease in the discount rate assumption. The consolidated net pension expense amounts reflected above are exclusive of curtailment gains reflected in the restructuring activities discussed below.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE H -- EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table sets  forth the funded status  of the plans at  December
31:

                                                                                        1994         1993
                                                                                     -----------  -----------
Actuarial present value of:
  Vested benefit obligation........................................................  $   7,431.4  $   7,705.3
                                                                                     -----------  -----------
                                                                                     -----------  -----------
  Accumulated benefit obligation...................................................  $   8,404.0  $   8,819.6
                                                                                     -----------  -----------
                                                                                     -----------  -----------
  Projected benefit obligation.....................................................  $  10,115.1  $  10,644.3
Plan assets at market value........................................................     12,343.1     13,173.0
                                                                                     -----------  -----------
Plan assets in excess of projected benefit obligation..............................      2,228.0      2,528.7
Unrecognized net gain due to past experience different from assumptions made.......     (2,263.9)    (2,503.2)
Unrecognized prior service cost....................................................       (360.9)      (398.5)
Unrecognized net asset at transition...............................................       (171.4)      (192.5)
                                                                                     -----------  -----------
  Accrued pension cost.............................................................  $    (568.2) $    (565.5)
                                                                                     -----------  -----------
                                                                                     -----------  -----------

    The significant actuarial assumptions at December 31, 1994 and 1993 were as follows:

                                                                                               1994       1993
                                                                                             ---------  ---------
Weighted average discount rate.............................................................     8.25%      7.5%
Weighted average rate of compensation increase.............................................     5.7%       5.7%
Expected long-term rate of return on plan assets...........................................     8.0%       8.0%

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. BellSouth sponsors postretirement health and life insurance welfare plans for most of its non-represented and represented employees. Effective January 1, 1993, BellSouth adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," to account for these plans. BellSouth's transition benefit obligation is being amortized over 15 years, the average remaining service period of active plan participants at adoption. The accounting for the health care plan does not anticipate future adjustments to the cost-sharing arrangements provided for in the written plan for employees who retire after December 31, 1991.

    BellSouth's funding policy is to make contributions to trust funds with the objective of accumulating sufficient assets to pay all health and life benefits for which BellSouth is liable. Contributions are actuarially determined using the aggregate cost method, subject to ERISA and Internal Revenue Service limitations. Assets in the health and life plans consist primarily of equity securities and fixed income investments.

    Postretirement benefit costs for the years ending December 31, 1994 and 1993, respectively, were composed of the following:

                                                                                     1994                  1993
                                                                             --------------------  --------------------
                                                                              HEALTH      LIFE      HEALTH      LIFE
                                                                             ---------  ---------  ---------  ---------
Service cost -- benefits earned during the year............................  $    34.8  $    13.3  $    29.9  $     8.7
Interest on accumulated postretirement benefit obligation..................      211.0       37.4      199.4       32.4
Actual loss (return) on plan assets........................................       14.1      (12.4)     (43.5)     (35.0)
Amortization of transition liability (asset)...............................      112.3      (13.1)     112.9      (13.1)
Other amortization and deferral, net.......................................      (65.6)     (30.6)      (9.1)      (9.5)
                                                                             ---------  ---------  ---------  ---------
  Postretirement benefit cost (income).....................................  $   306.6  $    (5.4) $   289.6  $   (16.5)
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE H -- EMPLOYEE BENEFIT PLANS (CONTINUED)
    The consolidated net postretirement benefit cost amounts reflected above are exclusive of curtailment losses reflected in the restructuring activities discussed below. Prior to 1993, BellSouth recognized the cost of providing postretirement benefits based on funded amounts. The cost of providing health and life benefits for both active and retired employees was $574.6 for 1992.

    The following table sets forth the plans' funded status at December 31, 1994 and 1993, respectively:

                                                                     1994                      1993
                                                           ------------------------  ------------------------
                                                             HEALTH        LIFE        HEALTH        LIFE
                                                           -----------  -----------  -----------  -----------
Accumulated postretirement benefit obligation:
  Retirees...............................................  $   1,835.4  $     249.1  $   1,909.8  $     245.5
  Fully eligible active plan participants................        303.9         68.5        350.6        193.7
  Other active plan participants.........................        506.8        132.3        630.9         68.2
                                                           -----------  -----------  -----------  -----------
                                                               2,646.1        449.9      2,891.3        507.4
Plan assets at fair value................................        883.1        583.0        785.3        584.5
                                                           -----------  -----------  -----------  -----------
Accumulated postretirement benefit obligation in excess
 of (less than) plan assets..............................      1,763.0       (133.1)     2,106.0        (77.1)
Unrecognized net losses..................................       (219.6)       (60.3)      (514.0)      (123.4)
Unrecognized transition (obligation) asset...............     (1,425.3)       170.3     (1,572.8)       183.4
                                                           -----------  -----------  -----------  -----------
Accrued (prepaid) postretirement benefit cost............  $     118.1  $     (23.1) $      19.2  $     (17.1)
                                                           -----------  -----------  -----------  -----------
                                                           -----------  -----------  -----------  -----------

    The significant actuarial assumptions at December 31, 1994 and 1993 were as follows:

                                                                                            1994       1993
                                                                                          ---------  ---------
Weighted average discount rate..........................................................     8.75%      7.5%
Weighted average rate of compensation increase..........................................     5.7%       5.7%
Health care cost trend rate (1).........................................................    11.0%      11.5%
Expected long-term rate of return on plan assets (2)....................................     8.0%       8.0%

- ------------------------
(1)  Trend rate to decrease gradually to 5% in 2007
(2) Rate net of an estimated 30% tax reduction for the non-represented employees' trust for both 1994 and 1993

    The health care cost trend rate assumption affects the amounts reported. A one-percentage-point increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation by $108 at December 31, 1994 and the estimated aggregate service and interest cost components of the 1994 postretirement benefit cost by $14.

    Most regulatory jurisdictions have accepted BellSouth's SFAS No. 106 implementation plan. However, two states are requiring a 20-year and 30-year amortization of the transition benefit obligation, the impact of which is not material to BellSouth.

    EFFECT OF RESTRUCTURING ON PENSIONS AND POSTRETIREMENT BENEFITS. As a part of the restructuring charge in 1993 (see Note K), BellSouth recorded a liability of $88 for estimated net curtailment losses expected to impact BellSouth's pension and postretirement benefit plans. Of the amount recognized, $32 and $16 were realized and charged against the restructuring liability in 1994 and 1993, respectively.

    DEFINED CONTRIBUTION PLANS. BellSouth maintains several contributory savings plans which cover substantially all employees. The BellSouth Savings and Employee Stock Ownership Plan and the BellSouth Savings and Security Plan (collectively, the ESOP Plans) are tax-qualified employee stock ownership plans which cover the largest portion of the employees. Assets of the plans are held by two trusts (the Trusts),

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE H -- EMPLOYEE BENEFIT PLANS (CONTINUED) which, in turn, are part of the BellSouth Master Savings Trust. In 1990, a leveraged ESOP feature was incorporated into the ESOP Plans. With proceeds from the ESOP notes (see Note E), the Trusts purchased shares of BellSouth common stock in the open market which will be used, in part, to fulfill BellSouth's matching contribution obligation over the 13-year debt repayment period of the leveraged ESOP program.

    Employee participants contribute part of their annual compensation, via payroll deductions, to the ESOP Plans, a portion of which is matched by BellSouth. The matching amount, stated in percentage terms and applied to certain eligible amounts, is determined annually by the Board of Directors. The match consists of shares of BellSouth common stock that were purchased by the Trusts with proceeds from the ESOP Notes, or that are purchased by the Trusts in the market from time to time should there be insufficient shares available from the Trust. The shares are allocated to each participant's account based on the market price of the shares at the time of allocation. Shares are released for allocation as each semi-annual loan payment is made. None of the shares held by the ESOP Plans is subject to repurchase.

    BellSouth makes annual contributions to the Trusts to fund the ESOP's debt service, plus that amount required to purchase any additional shares allocated to participant accounts, less dividends received by the Trusts. All dividends received by the Trusts are used for debt service.

    In 1993, new authoritative guidance became effective which created new accounting requirements for certain ESOPs, and was elective for all others. BellSouth has elected to continue the existing accounting guidance and has adopted the new disclosure requirements applicable to all ESOPs. As a leveraged ESOP, BellSouth recognizes expense using the shares allocated accounting method, which combines the cost of the shares allocated for the period plus interest incurred, reduced by the dividends used to service the ESOP debt. Dividends on all ESOP shares are recorded as a reduction to retained earnings and all ESOP shares are included in the computation of earnings per share.

                                                                       1994           1993           1992
                                                                   -------------  -------------  -------------
Compensation cost................................................          $76.6          $67.9          $71.8
Interest expense.................................................          $38.6          $39.9          $40.5
Actual interest on ESOP Notes....................................          $66.2          $69.5          $72.4
Cash contributions, excluding dividends paid to the Trusts.......          $99.8          $84.9          $84.3
Dividends paid to the Trusts, used for debt service..............          $42.3          $43.6          $43.7
Shares allocated to participants.................................      4,810,517      3,671,657      2,555,175
Shares committed to be released..................................       --             --             --
Shares unallocated...............................................     11,078,845     12,217,705     13,334,187

    BellSouth also maintains certain defined contribution plans for most other employees not covered by the ESOP Plans. BellSouth's contributions were approximately $15.3, $12.7 and $9.3 in 1994, 1993 and 1992, respectively.

NOTE I -- EMPLOYEE STOCK OPTION PLAN
    The BellSouth Corporation Stock Option Plan provides for the grant of stock options and related stock appreciation rights (SARs) to key employees, as determined by the Board of Directors, to purchase shares of BellSouth common stock within prescribed periods at either a price equal to the fair market value on the date of grant or, as a heightened incentive, at a price in excess of the stock price on the date of grant. SARs entitle an optionee to surrender unexercised stock options for cash or stock equal to the excess of the fair market value of the surrendered shares over the option price of such shares. Options granted in 1994 become vested only at the end of the five-year vesting period, as determined from the date of grant. Of the 5,172,962 shares covered by outstanding options under the plan at December 31, 1994, 352,096 were accompanied by SARs.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE I -- EMPLOYEE STOCK OPTION PLAN (CONTINUED)
    The following table summarizes the activity for stock options outstanding:

                                                                         1994               1993               1992
                                                                   ----------------   ----------------   ----------------
Options outstanding at January 1.................................         3,654,142          3,436,724          3,101,490
Options granted..................................................         1,762,861            840,302            977,978
Options exercised................................................         (130,498)          (569,508)          (590,953)
                                                                          (113,543)           (53,376)           (51,791)
Options cancelled/forfeited......................................
                                                                           --------           --------           --------
                                                                          5,172,962          3,654,142          3,436,724
Options outstanding at December 31...............................
                                                                           --------           --------           --------
                                                                           --------           --------           --------

Option prices per common share:
  Granted........................................................  $50.69 - $84.43        $50.69 - $62.19     $48.38 - $58.25
  Exercised......................................................  $12.99 - $58.25        $22.76 - $58.25     $22.76 - $45.56
  Cancelled/forfeited............................................  $32.34 - $84.43        $32.34 - $58.25     $37.38 - $58.25
  Outstanding at year-end........................................  $32.34 - $84.43        $12.99 - $62.19     $12.99 - $58.25
Options exercisable at year-end..................................     2,333,631              1,407,914           1,343,523
Shares available for grant at December 31........................     5,025,048              5,015,519           4,937,932

NOTE J -- LEASES
    BellSouth has entered into operating leases for facilities and equipment used in operations. Rental expense under operating leases was $311.3, $300.3 and $328.9 for 1994, 1993 and 1992, respectively. Capital leases currently in effect are not significant.

    The following table summarizes the approximate future minimum rentals under non-cancelable operating leases in effect at December 31, 1994:

                                        1995       1996       1997       1998       1999     THEREAFTER     TOTAL
                                      ---------  ---------  ---------  ---------  ---------  -----------  ----------
Minimum rentals.....................  $   144.7  $   119.9  $   101.0  $    77.6  $    66.6   $    547.3  $  1,057.1
                                      ---------  ---------  ---------  ---------  ---------  -----------  ----------
                                      ---------  ---------  ---------  ---------  ---------  -----------  ----------

NOTE K -- RESTRUCTURING CHARGE
    The results of operations for the year ended December 31, 1993 include a $1,136.4 restructuring charge which reduced net income by $696.6. The restructuring is being undertaken to redesign and streamline the fundamental processes and work activities in BellSouth Telecommunications' telephone operations to better respond to an increasingly competitive business environment. The restructuring is expected to improve overall responsiveness to customer needs and reduce costs.

    The material components of the charge related to the reduction of the workforce by 10,200 employees. Through December 31, 1994, cumulative employee reductions related to the restructuring plan were 5,200, consisting of 1,300 in 1993 and 3,900 in 1994. The components of the charge consisted of provisions of $368.2 for separation payments and relocations of remaining employees, $342.8 for consolidation and elimination of certain operations facilities and $425.4 for enabling changes to information systems, primarily those used to provide services to existing customers.

    At  December  31,  1994,  the   remaining  liability  associated  with   the
restructuring plan was $614.7, all of which was current.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE L -- ADDITIONAL INCOME STATEMENT DATA

                                                                                  1994       1993       1992
                                                                                ---------  ---------  ---------
Interest Expense:
  Long-term debt..............................................................  $   532.2  $   577.3  $   612.9
  Short-term notes payable....................................................       61.9       50.7       61.7
  Other.......................................................................       72.0       61.0       71.8
                                                                                ---------  ---------  ---------
    Total.....................................................................  $   666.1  $   689.0  $   746.4
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
Other Income, net:
  Interest and dividend income................................................  $    64.5  $    42.8  $   123.6
  Earnings (losses) of unconsolidated affiliates..............................     (109.8)      11.0       76.7
  Minority interests..........................................................      (80.0)     (50.9)     (39.3)
  Gains (losses) from operations sold, net....................................      107.6      (10.0)    --
  Other, net..................................................................       28.7       14.7       16.6
                                                                                ---------  ---------  ---------
    Total.....................................................................  $    11.0  $     7.6  $   177.6
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

    Interest and dividend income for 1992 includes $56.6 relating to the settlement of an Internal Revenue Service summary assessment for the tax years 1979 and 1980.

    Revenues from services provided to AT&T Corp., BellSouth's largest customer, were approximately 11%, 14% and 14% of consolidated operating revenues for 1994, 1993 and 1992, respectively.

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

    In accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," BellSouth has, for its regulated operations, only reflected the balance sheet impact of the adoption of SFAS No.
109. Specifically, BellSouth Telecommunications in 1993 recorded a net regulatory liability of $538.0 to correspond to the net reduction in deferred tax liabilities; the reduction resulted from changes in tax rates and from temporary differences which were previously flowed through. The balance of such net liability at December 31, 1994, included in Other Liabilities and Deferred Credits, was $304.0. This net regulatory liability is adjusted as the related temporary differences reverse.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE M -- INCOME TAXES (CONTINUED)
    The provision for income taxes is summarized as follows:

                                                                              1994        1993        1992
                                                                           ----------  ----------  ----------
Federal:
  Current................................................................  $  1,081.9  $  1,079.7  $    918.3
  Deferred, net..........................................................        33.6      (532.0)      (85.9)
  Investment tax credits, net............................................       (72.6)      (88.3)      (87.9)
                                                                           ----------  ----------  ----------
                                                                              1,042.9       459.4       744.5
                                                                           ----------  ----------  ----------
State:
  Current................................................................       180.1       173.9       163.6
  Deferred, net..........................................................        19.9       (61.7)       25.4
                                                                           ----------  ----------  ----------
                                                                                200.0       112.2       189.0
                                                                           ----------  ----------  ----------
    Total provision for income taxes.....................................  $  1,242.9  $    571.6  $    933.5
                                                                           ----------  ----------  ----------
                                                                           ----------  ----------  ----------
Amortization of investment tax credits...................................  $     72.6  $     88.3  $     88.2
                                                                           ----------  ----------  ----------
                                                                           ----------  ----------  ----------

    Temporary differences and carryforwards which gave rise to deferred tax assets and (liabilities) at December 31 were as follows:

                                                                                         1994         1993
                                                                                      -----------  -----------
Pensions............................................................................  $     274.8  $     240.3
Restructuring charge................................................................        238.1        419.5
Deferred compensation...............................................................        126.7        112.4
Compensated absences................................................................         99.7         89.2
Regulatory sharing accruals.........................................................         92.3         21.3
Bad debts...........................................................................         88.6         82.5
Leveraged employee stock ownership plan.............................................         43.3         36.2
Other...............................................................................        159.1        128.1
                                                                                      -----------  -----------
                                                                                          1,122.6      1,129.5
Valuation allowance.................................................................         (7.3)       (13.8)
                                                                                      -----------  -----------
  Deferred Tax Assets...............................................................      1,115.3      1,115.7
                                                                                      -----------  -----------
Depreciation........................................................................     (3,731.1)    (3,636.2)
Equity investments..................................................................       (367.1)      (376.4)
Franchises..........................................................................       (194.3)      (204.3)
Other...............................................................................       (237.4)      (189.7)
                                                                                      -----------  -----------
  Deferred Tax Liabilities..........................................................     (4,529.9)    (4,406.6)
                                                                                      -----------  -----------
    Net Deferred Tax Liability......................................................  $  (3,414.6) $  (3,290.9)
                                                                                      -----------  -----------
                                                                                      -----------  -----------

    The valuation allowance primarily represents federal and state net operating losses that will not be utilized during the carryforward period. Of the Net Deferred Tax Liability at December 31, 1994 and 1993, $232.3 and $174.4, respectively, was current and $(3,646.9) and $(3,465.3), respectively, was noncurrent.

    Prior to 1993, deferred tax expense resulted from timing differences in the recognition of revenue and expense items for tax and financial reporting purposes, as follows:

                                                                                                        1992
                                                                                                      ---------
Property, plant and equipment.......................................................................  $     5.5
Pension benefits....................................................................................      (55.6)
Other timing differences............................................................................      (10.4)
                                                                                                      ---------
    Total...........................................................................................  $   (60.5)
                                                                                                      ---------
                                                                                                      ---------

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE M -- INCOME TAXES (CONTINUED)
    A reconciliation of the Federal statutory income tax rate to BellSouth's effective tax rate follows:

                                                                                         1994       1993       1992
                                                                                       ---------  ---------  ---------
Federal statutory tax rate...........................................................       35.0%      35.0%      34.0%
State income taxes, net of Federal income tax benefit................................        4.0        4.8        4.8
Amortization of investment tax credits...............................................       (2.1)      (5.5)      (3.4)
Miscellaneous items, net.............................................................       (0.4)       1.3        0.6
                                                                                       ---------  ---------  ---------
    Effective tax rate...............................................................       36.5%      35.6%      36.0%
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

NOTE N -- CUMULATIVE EFFECT OF ACCOUNTING CHANGE

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

NOTE O -- SUPPLEMENTAL CASH FLOW INFORMATION

    The following supplemental information is presented in accordance with the provisions of SFAS No. 95, "Statement of Cash Flows":

                                                                              1994        1993        1992
                                                                           ----------  ----------  ----------
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common and Treasury Shares Issued in Lieu of Cash Dividends Under
 Shareholder Dividend Reinvestment and Stock Purchase Plan...............  $   --      $     66.4  $    268.9
                                                                           ----------  ----------  ----------
                                                                           ----------  ----------  ----------
Shares Issued to Grantor Trusts..........................................  $     43.6  $    292.6  $   --
                                                                           ----------  ----------  ----------
                                                                           ----------  ----------  ----------
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest.................................................................  $    665.4  $    755.0  $    738.8
                                                                           ----------  ----------  ----------
                                                                           ----------  ----------  ----------
Income Taxes.............................................................  $  1,375.3  $  1,145.2  $  1,053.4
                                                                           ----------  ----------  ----------
                                                                           ----------  ----------  ----------

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

                                                                1994                     1993
                                                      ------------------------  ----------------------
                                                       RECORDED     ESTIMATED    RECORDED   ESTIMATED
                                                        AMOUNT     FAIR VALUE     AMOUNT    FAIR VALUE
                                                      -----------  -----------  ----------  ----------
BALANCE SHEET FINANCIAL INSTRUMENTS
Assets (Liabilities):
  Cash and cash equivalents.........................  $     606.5  $     606.5  $    501.5  $    501.5
  Temporary cash investments........................         50.8         50.8        49.0        49.0
  Bank loans........................................        (45.1)       (45.1)      (88.7)      (88.7)
  Commercial paper..................................     (1,838.5)    (1,838.5)   (1,536.1)   (1,536.1)
  Long-Term Debt:
    BellSouth Telecommunications Debentures.........     (4,605.0)    (4,176.8)   (4,605.0)   (4,707.0)
    BellSouth Telecommunications Notes..............     (1,875.0)    (1,670.0)   (1,875.0)   (1,901.0)
    Guarantee of ESOP Debt..........................       (693.9)      (716.8)     (734.6)     (849.5)
    BellSouth Capital Funding Corporation Notes.....       (374.5)      (362.9)     (299.9)     (323.6)
  Foreign Exchange Forward Contracts:
    Contract amount receivable......................         67.7         67.7        24.4        24.4
    Contract amount payable.........................        (66.9)       (66.9)      (23.7)      (23.7)
  Currency Swap.....................................         11.8         11.8      --          --
OFF BALANCE SHEET FINANCIAL INSTRUMENTS
  Interest Rate Swaps:
    With unrealized gains...........................      --               1.1      --          --
    With unrealized losses..........................      --              (3.4)     --            (8.8)

    CASH AND CASH EQUIVALENTS/TEMPORARY CASH INVESTMENTS. At December 31, 1994 and 1993, the recorded amounts for cash and cash equivalents and temporary cash investments, respectively, approximate fair value due to the short-term nature of these instruments.

    DEBT. At December 31, 1994 and 1993, the recorded amounts for bank loans and commercial paper approximate fair value due to the short-term nature of the liabilities. The estimates of fair value for BellSouth Telecommunications Debentures and Notes are estimated based on the closing market prices for each issue at December 31, 1994 and 1993, respectively. Fair value estimates for the Guarantee of ESOP Debt and BellSouth Capital Funding Corporation Notes are based on quotes from dealers.

    OTHER FINANCIAL INSTRUMENTS. BellSouth is party to foreign exchange forward contracts, currency swap agreements and interest rate swap agreements in its normal course of business for purposes other than trading. These financial
instruments    are   used   to   mitigate    foreign   currency   and   interest

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE P -- FINANCIAL INSTRUMENTS (CONTINUED) rate risks, although to some extent they expose the company to market risks and credit risks. The credit risks associated with these instruments are controlled through the evaluation and continual monitoring of the creditworthiness of the counterparties. In the event that a counterparty fails to meet the terms of a contract or agreement, BellSouth's exposure is limited to the currency rate or interest rate differential. Such contracts and agreements have been executed with creditworthy financial institutions. As such, BellSouth considers the risk of nonperformance to be remote.

    FOREIGN EXCHANGE FORWARD CONTRACTS. Foreign exchange forward contracts are contracts for delivery or purchase of foreign currencies at specified future dates. The fair values of such contracts are estimated based on quotes from brokers. BellSouth enters into foreign exchange forward contracts primarily as hedges relating to identifiable currency exposures. These financial instruments are designed to minimize exposure and reduce risk from exchange rate fluctuations in the normal course of business.

    Summarized below by major currency are the contractual amounts of BellSouth's foreign exchange forward contracts in U.S. dollars. Foreign currency amounts are translated at rates as of December 31, 1994 and 1993, respectively. The "Buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies; the "Sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

                                                                                     DECEMBER 31,
                                                                      ------------------------------------------
                                                                              1994                  1993
                                                                      --------------------  --------------------
                                                                         BUY       SELL        BUY       SELL
                                                                      ---------  ---------  ---------  ---------
German Mark.........................................................  $  --      $     66.9 $      3.0 $  --
Australian Dollar...................................................     --         --            20.3    --
Dutch Guilder.......................................................     --         --             1.1    --
                                                                      ---------  ---------  ---------  ---------
                                                                      $  --      $     66.9 $     24.4 $  --
                                                                      ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------

    CURRENCY SWAP. Currency swap contracts provide for the exchange of defined cash flows between two currencies at specified times. The fair value of the currency swap is estimated based on quotes from brokers. BellSouth entered into a currency swap in 1994 to hedge European Currency Units (ECU) 125,000,000 debt issued by Capital Funding. The currency swap matures in February 1999.

    At December 31, 1994, the net currency swap receivable was $11.3 and the related net interest receivable was $0.5, both of which are included in accounts receivable in the consolidated balance sheet at December 31, 1994. The interest rate on the ECU debt is 5.25%. The currency swap effectively converts the interest rate on such ECU debt from 5.25% payable in ECUs to 5.247% payable in U.S. dollars.

    INTEREST RATE SWAPS. Interest rate swap agreements require counterparties to exchange interest cash flows on a specified amount of debt for a defined period. The fair values of interest rate swap agreements are estimated based on quotes from dealers. In order to manage exposure to interest rate changes, BellSouth enters into interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. These agreements have been used to adjust interest on certain fixed and variable rate obligations.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE P -- FINANCIAL INSTRUMENTS (CONTINUED)
    Summarized below are the types of interest rate swaps outstanding and the related weighted-average interest rates. Such swaps mature in either 1996 or 2002.

                                                                                DECEMBER 31,
                                                                             -------------------
                                                                               1994       1993
                                                                             --------   --------
Pay Fixed Rate/Receive Variable Rate
  Notional amount..........................................................  $95.4      $60.8
  Average rate paid........................................................    6.97%      5.93 %
  Average rate received....................................................    5.08%      3.52 %
Pay Variable Rate/Receive Fixed Rate
  Notional amount..........................................................  $75.0      $  --
  Average rate paid........................................................    5.36%       --
  Average rate received....................................................    4.86 %      --

    OTHER. BellSouth has also issued letters of credit and financial guarantees which approximate $157 at December 31, 1994. Since there is no market for the instruments, it is not practicable to estimate their fair value.

    CONCENTRATIONS OF CREDIT RISK. Financial instruments which potentially subject BellSouth to credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to these receivables are limited due to the composition of the customer base, which includes a large number of individuals and businesses. At December 31, 1994, approximately $448 of trade accounts receivable were from interexchange carriers.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Dollars in Millions, Except Per Share Amounts)

NOTE Q -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included. The results for first quarter 1993 were restated to reflect the one-time, non-cash charge for retroactive adoption of SFAS No. 112. The results for fourth quarter 1993 include a restructuring charge of $1,136.4, which reduced net income by $696.6.

                                                      FIRST       SECOND       THIRD      FOURTH
                                                     QUARTER      QUARTER     QUARTER     QUARTER
                                                    ----------   ---------   ---------   ---------
1994
Operating Revenues................................  $  4,124.3   $ 4,127.9   $ 4,197.7   $ 4,394.6
Operating Income..................................  $  1,012.2   $ 1,001.6   $   993.7   $ 1,050.3
Net Income........................................  $    585.3   $   516.5   $   499.5   $   558.5
Earnings Per Share................................  $     1.18   $    1.04   $    1.01   $    1.12


                                                      FIRST
                                                     QUARTER
                                                    ----------
                                                    (RESTATED)    SECOND       THIRD      FOURTH
                                                                  QUARTER     QUARTER     QUARTER
                                                                 ---------   ---------   ---------
1993
Operating Revenues................................  $  3,833.7   $ 3,906.9   $ 4,014.9   $ 4,124.8
Operating Income (Loss)...........................  $    804.1   $   856.4   $   909.1   $  (282.5)
Income (Loss) Before Extraordinary Loss on Early
 Extinguishment of Debt and Cumulative Effect of
 Change in Accounting Principle...................  $    411.2   $   433.1   $   442.4   $  (252.6)
Extraordinary Loss on Early Extinguishment of
 Debt, net of tax.................................      --           (55.4)       (7.8)      (23.4)
Cumulative Effect of Change in Accounting
 Principle, net of tax............................       (67.4)     --          --          --
Net Income (Loss).................................  $    343.8   $   377.7   $   434.6   $  (276.0)
                                                    ----------   ---------   ---------   ---------
                                                    ----------   ---------   ---------   ---------
Earnings Per Share:
  Income (Loss) Before Extraordinary Loss on Early
   Extinguishment of Debt and Cumulative Effect of
   Change in Accounting Principle.................  $      .83   $     .87   $     .89   $    (.51)
  Extraordinary Loss on Early Extinguishment of
   Debt, net of tax...............................      --            (.11)       (.01)       (.05)
  Cumulative Effect of Change in Accounting
   Principle, net of tax..........................        (.14)     --          --          --
  Net Income (Loss)...............................  $      .69   $     .76   $     .88   $    (.56)
                                                    ----------   ---------   ---------   ---------
                                                    ----------   ---------   ---------   ---------

SUPPLEMENTARY DATA

                             BELLSOUTH CORPORATION
                               DOMESTIC CELLULAR
                          PROPORTIONATE OPERATING DATA
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

    The following table sets forth unaudited, supplemental financial data for BellSouth's domestic cellular operations reflecting proportionate consolidation of entities in which BellSouth has an interest. This presentation differs from the consolidation metholodology used to prepare BellSouth's principal financial statements in accordance with generally accepted accounting principles. The proportionate operating data reflect BellSouth's ownership percentage of entities consolidated for financial reporting purposes and BellSouth's ownership percentage in the entities which are accounted for on the equity method for financial reporting purposes.

                                                                              YEAR ENDED DECEMBER 31,
                                                                            ----------------------------
                                                                                1994           1993
                                                                            -------------  -------------
Cellular Revenue, net (1).................................................  $   1,465,090  $   1,150,288
Operating Expenses........................................................        833,652        667,027
Depreciation and Amortization.............................................        234,125        201,605
                                                                            -------------  -------------
    Total Operating Expenses..............................................      1,067,777        868,632
                                                                            -------------  -------------
Operating Income..........................................................        397,313        281,656
Other Expenses, net (including interest and taxes)........................        164,117        137,867
                                                                            -------------  -------------
Net Income................................................................  $     233,196  $     143,789
                                                                            -------------  -------------
                                                                            -------------  -------------
Operating Margins as a Percentage of Revenue:
  Including Depreciation and Amortization.................................          27.12%         24.49%
  Excluding Depreciation and Amortization.................................          43.10%         42.01%
Operational Comparisons:
  Proportionate Cellular Population Served................................     39,206,000     38,845,000
  Proportionate Cellular Customers........................................      2,155,800      1,559,100

- ------------------------
(1) Includes equipment revenue, net of cost.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No change in accountants or disagreements on the adoption of appropriate accounting standards or financial disclosure has occurred during the periods included in this report.

                                    PART III

ITEMS 10 THROUGH 13.

    Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure on page 23 in Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A.

    The additional information required by these items will be included in the registrant's definitive proxy statement dated March 13, 1995 as follows, and is herein incorporated by reference pursuant to General Instruction G(3):

                                                                                                           PAGE(S) IN
                                                                                                           DEFINITIVE
   ITEM                                             DESCRIPTION                                          PROXY STATEMENT
   -----     ------------------------------------------------------------------------------------------  ---------------
       10.   Directors and Executive Officers of the Registrant........................................      3-7; 31-32
       11.   Executive Compensation....................................................................        4; 20-24
       12.   Security Ownership of Certain Beneficial Owners and Management............................               7
       13.   Certain Relationships and Related Transactions............................................              25

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                               PAGE(S) IN THIS
                                                                                  FORM 10-K
                                                                               ---------------
  a.    Documents filed as a part of the report:
        (1)    Financial Statements:
               Report of Independent Accountants...........................             42
               Consolidated Statements of Income...........................             43
               Consolidated Balance Sheets.................................             44
               Consolidated Statements of Shareholders' Equity.............             45
               Consolidated Statements of Cash Flows.......................             46
               Notes to Consolidated Financial Statements..................          47-64

    (2) Financial statement schedules have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.

    (3)  Exhibits:
Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. All management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K Report pursuant to Item 14(c) are filed as Exhibits 10a through 10aa inclusive.

 EXHIBIT
 NUMBER
- ---------
 3a        Articles of Incorporation of BellSouth Corporation. (Exhibit 3a to Form 10-K for the year ended
           December 31, 1990, File No. 1-8607).
 3b        Bylaws of BellSouth Corporation. (Exhibit 3b to Form 10-Q for the quarter ended September 30, 1994,
           File No. 1-8607).
 4         BellSouth Corporation Shareholder Rights Agreement. (Exhibit 4-b to Form 8-K. Date of report November
           27, 1989).
 4a        No instrument which defines the rights of holders of long and intermediate term debt of BellSouth
           Corporation is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, BellSouth Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.
10a        BellSouth Corporation Executive Short Term Incentive Plan. (Exhibit 10d to Form 10-K for the year ended
           December 31, 1991, File No. 1-8607).
10b        BellSouth Corporation Executive Long Term Incentive Plan. (Exhibit 10e to Form 10-K for the year ended
           December 31, 1991, File No. 1-8607).
10c        BellSouth Corporation Executive Long Term Disability and Survivor Protection Plan. (Exhibit 10dd to
           Form 10-K for the year ended December 31, 1985, File No. 1-8607).
10c-1      Amendment dated January 1, 1994 to the BellSouth Corporation Executive Long Term Disability and
           Survivor Protection Plan. (Exhibit 10c-1 to Form 10-K for the year ended December 31, 1993, File No.
           1-8607).
10d        BellSouth Corporation Executive Transfer Plan. (Exhibit 10ee to Registration Statement No. 2-87846).
10e        BellSouth Corporation Death Benefit Program. (Exhibit 10ff to Form 10-K for the year ended December 31,
           1989, File No. 1-8607).
10f        BellSouth Corporation Plan For Non-Employee Directors' Travel Accident Insurance. (Exhibit 10ii to
           Registration Statement No. 2-87846).
10g        BellSouth Corporation Executive Incentive Award Deferral Plan. (Exhibit 10k to Form 10-K for the year ended December 31, 1992, File No. 1-8607).
10h        BellSouth Corporation Stock Option Plan. (Exhibit 10l to Form 10-K for the year ended December 31,
           1991, File No. 1-8607).
10i        BellSouth Corporation Nonqualified Deferred Compensation Plan as amended and restated on November 28,
           1994.
10j        BellSouth Corporation Supplemental Executive Retirement Plan as amended and restated on November 28,
           1994.
10k        BellSouth Management Savings and Employee Stock Ownership Plan as amended and restated effective as of
           January 1, 1994.
10l        BellSouth Corporation Directors Retirement Plan. (Exhibit 10qq to Form 10-K for the year ended December
           31, 1986, File No. 1-8607).

 EXHIBIT
 NUMBER
- ---------
10m        BellSouth Corporation Financial Counseling Plan. (Exhibit 10r to Form 10-K for the
           year ended December 31, 1992, File No. 1-8607).
10n        BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors.
           (Exhibit 10gg to Registration Statement No. 2-87846).
10o        BellSouth Corporation Executive Life Insurance Plan. (Exhibit 10v to Form 10-K for
           the year ended December 31, 1992, File No. 1-8607).
10p        BellSouth Corporation Stock Option Plan for Non-Employee Directors. (Exhibit 10z
           to Form 10-K for the year ended December 31, 1991, File No. 1-8607).
10q        BellSouth Corporation Executive Shareholder Return Cash Plan. (Exhibit 10x to Form
           10-K for the year ended December 31, 1992, File No. 1-8607).
10r        Form of Executive Officer Succession and Retirement Agreement.
10s        BellSouth Non-Employee Director's Charitable Contribution Program. (Exhibit 10z to
           Form 10-K for the year ended December 31, 1992, File No. 1-8607).
10t        BellSouth Personal Retirement Account Pension Plan. (Exhibit 10aa to Form 10-Q for
           the quarter ended June 30, 1993, File No. 1-8607).
10t-1      Amendment dated August 9, 1993 to the BellSouth Personal Retirement Account
           Pension Plan. (Exhibit 10aa-1 to Form 10-Q for the quarter ended September 30,
           1993, File No. 1-8607).
10t-2      Amendments dated October 15, 1993 and November 12, 1993 to the BellSouth Personal
           Retirement Account Pension Plan. (Exhibit 10t-2 to Form 10-K for the year ended
           December 31, 1993, File No. 1-8607).
10t-3      Amendment dated April 22, 1994 to the BellSouth Personal Retirement Account
           Pension Plan. (Exhibit 10t-3 to Form 10-Q for the quarter ended June 30, 1994,
           File No. 1-8607).
10t-4      Amendment dated December 5, 1994 to the BellSouth Personal Retirement Account
           Pension Plan.
10u        BellSouth Corporation Trust Under Executive Benefit Plan(s). (Exhibit 10bb to Form
           10-Q for the quarter ended June 30, 1993, File No. 1-8607).
10v        BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s). (Exhibit
           10cc to Form 10-Q for the quarter ended June 30, 1993, File No. 1-8607).
10w        BellSouth Corporation Trust Under Board of Directors Benefit Plan(s). (Exhibit
           10dd to Form 10-Q for the quarter ended September 30, 1993, File No. 1-8607).
10x        BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s).
           (Exhibit 10ee to Form 10-Q for the quarter ended September 30, 1993, File No.
           1-8607).
10y        BellSouth Enterprises, Inc. Trust Under Executive Benefit Plan(s). (Exhibit 10y to
           Form 10-K for the year ended December 31, 1993, File No. 1-8607).
10z        BellSouth Corporation Financial Services Plan. (Exhibit 10z to Form 10-Q for the
           quarter ended March 31, 1994, File No. 1-8607).
10aa       BellSouth Corporation Nonqualified Deferred Income Plan. (Exhibit 10aa to Form
           10-Q for the quarter ended September 30, 1994, File No. 1-8607).
11         Computation of Earnings Per Share.
12         Computation of Ratio of Earnings to Fixed Charges.

 EXHIBIT
 NUMBER
- ---------
21         Subsidiaries of BellSouth.
24         Powers of Attorney.
27         Restated Financial Data Schedule.
99a        Annual report on Form 11-K for BellSouth Management Savings and Employee Stock
           Ownership Plan for the fiscal year ended December 31, 1994 (to be filed as an amendment hereto within 180 days of the end of the period covered by this report).
99b        Annual report on Form 11-K for BellSouth Savings and Security ESOP Plan for the
           fiscal year ended December 31, 1994 (to be filed as an amendment hereto within 180 days of the end of the period covered by this report).
99c        Annual report on Form 11-K for BellSouth Enterprises Retirement Savings Plan for
           the fiscal year ended December 31, 1994 (to be filed as an amendment hereto within
           180 days of the end of the period covered by this report).

b.  Reports on Form 8-K:

    October  20,  1994  --  BellSouth Corporation  Third  Quarter  1994 Earnings
    Release.

    January 23, 1995 -- BellSouth Corporation Fourth Quarter 1994 Earnings Release.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BELLSOUTH CORPORATION

                                                   /s/ RONALD M. DYKES

                                          --------------------------------------
                                                     Ronald M. Dykes
                                             VICE PRESIDENT, CHIEF FINANCIAL
                                                         OFFICER
                                                     AND COMPTROLLER
                                                      March 6, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:
John L. Clendenin*
CHAIRMAN OF THE BOARD AND
CHIEF EXECUTIVE OFFICER

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:
Ronald M. Dykes*
VICE PRESIDENT, CHIEF
FINANCIAL OFFICER AND COMPTROLLER

DIRECTORS:
F. Duane Ackerman*                   Gordon B. Davidson*
Reuben V. Anderson*                  Phyllis Burke Davis*
James H. Blanchard*                  John G. Medlin, Jr.*
Andrew F. Brimmer*                   Robin B. Smith*
J. Hyatt Brown*                      C. Dixon Spangler, Jr.*
John L. Clendenin*                   Ronald A. Terry*
Armando M. Codina*                   Thomas R. Williams*
Marshall M. Criser*                  J. Tylee Wilson*

                                     *By:          /s/ RONALD M. DYKES
                                     --------------------------------------
                                                   Ronald M. Dykes
                                       (INDIVIDUALLY AND AS ATTORNEY-IN-FACT)
                                                    March 6, 1995

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We consent to the incorporation by reference in the registration statements of BellSouth Corporation on Form S-3 (Nos. 33-29411, 33-22785, 33-48929, 33-49461 and 33-51449) and Form S-8 (Nos. 33-38265, 33-38264, 33-38263,
33-30773,  33-30772,  33-26518, 33-12165,  2-94802 and  33-49459) of  our report dated February 3, 1995, on our audits of the consolidated financial statements of BellSouth Corporation as of December 31, 1994 and 1993, and for the years ended December 31, 1994, 1993 and 1992, which report is included in this Annual Report on Form 10-K.

                                          /s/ Coopers & Lybrand L.L.P.

Atlanta, Georgia
March 6, 1995