Form 10-Q
period 1995-03-31
BELLSOUTH CORP
filed 1995-05-12
CIK 732713

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D. C.  20549




                        FORM 10-Q
                       (Mark One)

    |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1995

                           OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from        to

              Commission file number 1-8607





                  BELLSOUTH CORPORATION
 (Exact name of registrant as specified in its charter)


                  Georgia                    58-1533433
          (State of Incorporation)            (I.R.S.
                                        Employer Identification
                                               Number)


 1155 Peachtree Street, N. E., Atlanta, Georgia  30309-3610
      (Address of principal executive offices)   (Zip Code)

        Registrant's telephone number 404 249-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X    No ___

  At May 8, 1995, a total of 496,371,049 common shares were outstanding.

                Table of Contents


Ite
 m                                             Page

                      Part I
 1. Financial Statements                             3
         Consolidated Statements of Income           3
         Consolidated Balance Sheets                 4
         Consolidated Statements of Cash
          Flows                                      5
         Notes to Consolidated Financial
          Statements                                 6
         Selected Operating Data                     8

 2. Management's Discussion and Analysis of
    Results of Operations and Financial Condition   10
         Results of Operations                      10
         Volumes of Business                        11
             Operating Revenues                     12
             Operating Expenses                     13
             Other Income Statement Items           14
         Financial Condition                        15
         Restructuring of Telephone Operations      16
             Regulatory Environment                 17
              Federal Regulation                    17
              State Regulation                      17
              Accounting Under SFAS No. 71          18
         Business Developments                      19
              Broadband PCS License Auction         19
              Video Programming Services
               Agreement                            19
              Cellular Waiver                       19
              Bellcore                              19
         Accounting Pronouncement                   20


                     Part II

 6. Exhibits and Reports on Form 8-K                21


               PART I -- FINANCIAL INFORMATION


                    BELLSOUTH CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)
           (In Millions, Except Per Share Amounts)


                                     For the Three
                                        Months Ended
                                        March 31,
                                     1995          1994
Operating Revenues:
Network and related services
Local service                   $1,768.3        $1,679.7
Interstate access                  795.1           802.4
Intrastate access                  226.1           230.1
Toll                               280.9           300.2
Directory advertising and          353.2           344.8
publishing
Wireless communications            599.9           453.9
Other services                     275.2           313.2
Total Operating Revenues         4,298.7         4,124.3


Operating Expenses:
Cost of services and products      1,503.1         1,492.3
Depreciation and amortization        834.4           798.4
Selling, general and
administrative                       865.9           821.4
Total Operating Expenses           3,203.4         3,112.1

Operating Income                   1,095.3         1,012.2
Interest Expense                     174.0           164.9
Other Income (Expense), net          (10.7)           59.5


Income Before Income Taxes           910.6           906.8
Provision for Income Taxes           363.5           321.5

Net Income                         $ 547.1          $585.3

Weighted Average Common Shares       496.7           496.5
Outstanding
Dividends Declared Per Common
Share                               $ .69            $ .69
Earnings Per Share                  $1.10            $1.18

    The accompanying notes are an integral part of
                   these financial statements.




                    BELLSOUTH CORPORATION
                 CONSOLIDATED BALANCE SHEETS
           (In Millions, Except Per Share Amounts)

                                                     March 31,   December 31,
                                                       1995          1994
                                                    (Unaudited)

                        ASSETS
Current Assets:
 Cash and cash equivalents                               560.7        606.5
 Temporary cash investments                               10.4         50.8
 Accounts receivable, net of allowance for             2,894.6      3,126.6
  uncollectibles of $150.9 and $154.1
 Material and supplies                                   457.2        490.0
 Other current assets                                    423.0        453.9
                                                       4,345.9      4,727.8

Investments and Advances                               2,598.6      2,531.5
Property, Plant and Equipment, net                    25,164.4     25,162.4
Deferred Charges and Other Assets                        555.7        535.4
Intangible Assets, net                                 1,419.6      1,439.9

    Total Assets                                     $34,084.2    $34,397.0



         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Debt maturing within one year                         1,853.4     2,018.7
 Accounts payable                                      1,139.5     1,378.3
 Other current liabilities                             2,923.5     3,101.1
                                                       5,916.4     6,498.1

Long-Term Debt                                         7,456.8     7,435.1

Deferred Credits and Other Liabilities:
 Accumulated deferred income taxes                     3,632.7     3,646.9
 Unamortized investment tax credits                      428.5       443.3
 Other liabilities and deferred credits                2,054.3     2,006.3
                                                       6,115.5     6,096.5

Shareholders' Equity:
Common stock, $1 par value                               502.6      502.5
Paid-in capital                                        8,057.8    8,064.2
Retained earnings                                      6,928.5    6,721.1
Shares held in trust                                    (336.2)    (336.2)
Guarantee of ESOP
debt                                                    (557.2)    (584.3)
                                                      14,595.5   14,367.3

Total Liabilities and Shareholders' Equity           $34,084.2  $34,397.0



    The accompanying notes are an integral part of these
                  financial statements.

                  BELLSOUTH CORPORATION
           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited)
        (In Millions, Except Per Share Amounts))

                                            For the Three
                                            Months  Ended
                                              March 31,
                                            1995        1994
Cash Flows from Operating Activities:
 Net income                             $ 547.1       $  585.3
   Adjustments to net income:
   Depreciation                           821.9          785.0
   Amortization of                         12.5           13.4
    intangibles
   Dividends received from                 11.8           30.4
    unconsolidated affiliates
   Losses of unconsolidated                33.0           15.1
    affiliates
   Provision for losses on bad             48.6           44.8
    debts
   Deferred income taxes and              (12.1)         (18.6)
    unamortized investment tax credits
   Gain on sale of                          --           (70.6)
    operations
   Allowance for funds used during         (3.6)          (4.0)
    construction
   Net change in accounts                 114.1           49.5
    receivable
   Net change in material and              13.1          (23.8)
    supplies
   Net change in accounts payable        (324.6)         (36.8)
    and other current liabilities
   Net change in deferred charges         (57.3)        (127.1)
    and other assets
   Net change in other liabilities         76.9          135.4
    and deferred credits
   Other reconciling items, net            28.3           (4.7)

      Net cash provided by              1,309.7        1,373.3
        operating activities

Cash Flows from Investing Activities:
   Capital expenditures                  (815.4)        (735.7)
   Proceeds from disposals of              18.6           37.0
     property, plant and
     equipment
   Proceeds from disposition of short-     42.1           36.8
     term investments
   Purchases of short-term                 (1.7)         (21.1)
     investments
   Investment                               2.3           83.8
     dispositions
   Investments in/advances to            (142.7)        (278.1)
     unconsolidated affiliates
   Proceeds from repayment of loans        37.1            4.6
     and advances

      Net cash used for investing        (859.7)        (872.7)
       activities

Cash Flows from Financing Activities:
   Proceeds from short-term              4,324.0       5,561.8
     borrowings
  Repayments of short-term              (4,503.2)     (5,739.6)
     borrowings
  Proceeds of long-term                     35.3         142.8
     debt
  Repayments of long-term                   (6.8)        (27.4)
     debt
  Payments of capital lease                 (5.0)         (3.1)
     obligations
  Proceeds from issuing common               2.3           2.5
     shares
  Dividends paid                          (342.4)       (341.8)

     Net cash used for financing          (495.8)       (404.8)
       activities

Net Increase (Decrease) in Cash and        (45.8)         95.8
 Cash Equivalents
Cash and Cash Equivalents at Beginning     606.5         501.5
 of Period
Cash and Cash Equivalents at End of       $560.7        $597.3
 Period

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

(b)  BellSouth Corporation Consolidated Shareholders'
Equity

                Number
                  of
                Shares                       Amount
            Common  Shares   Common  Paid-in   Retained  Shares  Guarantee
            Share   Held     Stock   Capital   Earnings  Held    of ESOP
                    in                                   in      Debt
                    Trust                                Trust
                     (1)
Balance at
 December
 31, 1994   502.5    6.3     $502.5  $8,064.2  $6,721.1  $(336.2) $(584.3)
Net
income                                            547.1
Dividends
declared                                         (342.4)
Shares
 issued
 in
 connection
 with
 various
 employee
 benefit
 plans       0.1                0.1      1.9
Reduction
 of ESOP
 debt and
 other
 related
 activity                                           2.7               27.1
Foreign
 currency
 translation
 adjustment                             (8.3)
Balance at
  March 31,
  1995     502.6   6.3      $502.6   $8,057.8  $6,928.5   $(336.2)  $(557.2)


(1) Such shares are not considered to be outstanding for financial reporting purposes.

                 BELLSOUTH CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (Unaudited)
        (In Millions, Except Per Share Amounts)


(c)  Supplemental Cash Flow Information

The following supplemental information is presented in
accordance with the provisions of Statement of
Financial Accounting Standards No. 95, "Statement of
Cash Flows."
                                   For the Three
                                   Months Ended
                                    March 31,
                                 1995       1994
Cash Paid For:

   Income taxes                  $  31.4      $113.5

   Interest                      $ 201.7      $179.6


Noncash Investing and
Financing Activities:

   Shares issued to grantor
    trusts                           --         43.6


                  BELLSOUTH CORPORATION
                   SELECTED OPERATING DATA
                       (Unaudited)

Network Access Lines in Service at March 31
(Thousands)(a):

                                                            Percent Change
                                                            for the Three
                                                            Months Ended
                                                             March 31,
                                                       1995 vs.       1994 vs.
                                             1995        1994           1993
By Type:
Residence                                14,357.8        3.44%         3.10%
Business                                  5,901.9        7.71          6.23
Other                                       254.8        0.59         (2.88)
  Total Access Lines                     20,514.5        4.60          3.87

By State:
Florida                                   5,425.9        4.92          4.17
Georgia                                   3,412.5        5.83          4.65
Tennessee                                 2,365.7        4.46          4.06
Louisiana                                 2,061.8        3.68          2.68
North Carolina                            2,028.4        5.44          4.39
Alabama                                   1,747.2        3.53          3.48
South Carolina                            1,262.7        3.83          2.96
Mississippi                               1,135.6        3.73          3.52
Kentucky                                  1,074.8        3.22          2.99
  Total Access Lines                     20,514.5        4.60          3.87



                                                           Percent Change
                                                           for the Three
                                        For the             Months Ended
                                     Three Months            March 31,
                                         Ended
                                       March 31,      1995 vs.       1994 vs.
                                         1995          1994           1993

Access Minutes of Use (Millions)(a)(b):
Interstate                             15,131.3         7.69%          7.94%
Intrastate                              4,529.1        13.07          11.39
  Total Minutes of
   Use                                 19,660.4         8.88           8.69

Toll Messages (Millions)(a)(c)            370.0        (4.31)          5.28


(a) Prior period operating data are often revised at later dates to reflect updated information.
The above information reflects the latest data available for the periods indicated.
(b)   Minutes of Use are classified as either
interstate or intrastate based on the percentage interstate usage factor. This factor is updated periodically.
(c) Effective in 1994, Toll Messages include messages completed under optional calling plans. Prior period toll message volumes have been restated to reflect this change. See "Management's
Discussion and Analysis of Results of Operations and Financial Condition - Volumes of Business."

                 BELLSOUTH CORPORATION
            SELECTED OPERATING DATA  (Continued)
                         (Unaudited)


Cellular and Paging Customers Served at March 31
(Equity Basis)(d):

                                                             Percent Change
                                                            1995       1994
                                             1995        vs. 1994   vs. 1993

Domestic Cellular                         2,320,000        37.9%      41.0%
International Cellular                      415,200        85.1      134.1
Paging (all domestic)(e)                  1,646,100        28.1       24.8

(d) Includes customers served based on BellSouth's ownership percentage in all markets served.

(e) Includes customers attributable to an acquisition during third quarter 1994. See "Management's
Discussion and Analysis of Results of Operations and Financial Condition - Volumes of Business."


                                      For the Three
                                      Months Ended
                                      March 31,       Year Ended December 31,
                                      1995           1994 1993 1992 1991 1990

Ratio of Earnings to Fixed
 Charges (f)                          5.58           5.34 2.98 4.00 3.47 3.68

(f) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes, gross interest expense, such portion of rental expense representative of the interest factor on such rentals and equity in losses from less-than-50%- owned investments (accounted for under the equity method of accounting) less the excess of earnings over distributions from less-than-50%-owned investments (accounted for under the equity method of accounting); (ii) fixed charges are comprised of gross interest expense and such portion of rental expense representative of the interest factor on such rentals.

                  BELLSOUTH CORPORATION
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                         OPERATIONS
                   AND FINANCIAL CONDITION
       (Dollars in Millions, Except Per Share Amounts)

     Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) should be read in conjunction with MD&A in BellSouth
      Corporation's (BellSouth) latest annual report on Form 10-K.

BellSouth is a holding company headquartered in Atlanta, Georgia whose operating telephone company subsidiary, BellSouth Telecommunications, Inc. (BellSouth
Telecommunications), serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky,
Louisiana, Mississippi, North Carolina, South Carolina and
Tennessee. BellSouth Telecommunications primarily provides local exchange and toll communications services within courtdefined geographic areas, called Local Access and Transport Areas (LATAs), and provides network access services to enable interLATA communications using the long-distance facilities of interexchange carriers. Through subsidiaries, other telecommunications services and products are provided both inside and outside the nine-state BellSouth Telecommunications region. BellSouth
Enterprises, Inc. (BellSouth Enterprises), another wholly-owned subsidiary, owns businesses providing domestic and international wireless communications services and advertising and publishing products.

Approximately 71% and 73% of BellSouth's Total Operating
Revenues for the three-month periods ended March 31, 1995 and 1994, respectively, and a greater portion of net income were from wireline services provided by BellSouth
Telecommunications. Charges for local, access and toll services for the three months ended March 31, 1995 accounted for approximately 58%, 33% and 9%, respectively, of the wireline revenues discussed above. Revenues from wireless communications services and directory advertising and publishing services accounted for approximately 14% and 8%, respectively, of Total Operating Revenues for the three months ended March 31, 1995. The remainder of such revenues was derived principally from other nonregulated services provided by BellSouth Telecommunications.


RESULTS OF OPERATIONS


                          For the Three
                    Months Ended March 31,
                     1995             1994

Net Income          $  547.1       $  585.3
Earnings Per Share  $   1.10       $   1.18

Net Income decreased $38.2 (6.5%) for the three-month period ended March 31, 1995 when compared to the same prior year period; Earnings Per Share decreased $.08
(6.8%). The decreases for the period were attributable to the effect of a gain in first quarter 1994 of $67.5 ($.14 per share) related to the sale of an international cellular investment and the impact of rate reductions since March 31, 1994. The decreases were partially offset by continued growth in key business volumes and BellSouth Telecommunications' cost containment measures, including expense savings attributable to the restructuring plan begun in 1993. For the first quarter of 1995, BellSouth Telecommunications' total operating expenses declined by 1.4% compared to the same period last year. Volumes of Business

The total number of access lines in service since March
31, 1994 increased by approximately 901,800 (4.6%) to
20,514,500, compared to a 3.9% rate of increase for the
same prior year period.  Business and residence access
lines increased by 7.7% and 3.4%, respectively, compared
to growth rates of 6.2% and 3.1% in 1994.  The number of
second residence lines, included in total residence lines,
increased by 212,000 (23.9%) to 1,100,500 and accounted
for approximately 44.4% and   23.5% of the overall
increase in residence access lines and total access lines, respectively, since March 31, 1994. The growth in all categories of access lines was primarily attributable to continued economic improvement in the Southeast.

Access minutes of use represent the volume of traffic carried by interexchange carriers between LATAs, both interstate and intrastate, using BellSouth
Telecommunications' local facilities. Total access minutes of use increased by 1,604.0 million (8.9%) for the three month period ended March 31, 1995 compared to an increase of 8.7% for the same period last year. The increase in access minutes of use was partially attributable to access line growth, promotions by the interexchange carriers and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth
Telecommunications' facilities. The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services.

Toll messages are comprised of Message Telecommunications
Service and Wide Area Telecommunications Service. For the three-month period ended March 31, 1995, toll messages decreased by 16.6 million (4.3%) compared to an increase of 5.3% for the corresponding period in 1994. The decrease in 1995 was attributable to the expansion of local area calling plans in Florida, Kentucky, Mississippi and South Carolina. These plans and future implementation of other such plans in BellSouth Telecommunications' service region, coupled with competition in the intraLATA toll market, will adversely impact future toll message volumes. Local area calling plans and the effects of competition result in the transfer of calls from toll to local service and access categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.
Domestic cellular customers (equity-weighted) increased by 637,700 (37.9%) since March 31, 1994 to 2,320,000 due to continuing higher demand for wireless services. The overall penetration rate (number of customers as a percentage of the total population in the service territory) increased from 4.33% at March 31, 1994 to 5.76% at March 31, 1995. Total minutes of use have also continued to increase, although average minutes of use per cellular customer declined slightly due to the trend of increased penetration into lower-usage market segments.
Since March 31, 1994, the number of international cellular customers increased by 190,900 (85.1%) to 415,200. Growth in total minutes of use for international cellular properties remained strong due to demand stimulated by competitive programs, enhanced services and underdeveloped land-line service.

Paging customers increased by 360,700 (28.1%) to 1,646,100 since March 31, 1994 due primarily to the acquisition of the remaining 50% ownership interest in a paging business, effective August 1, 1994, and also to continued success of the retail distribution program. Of the overall growth, approximately 210,000 customers were attributable to the acquisition. Excluding the effect of the acquisition, paging customers increased by approximately 150,700
(11.7%) since March 31, 1994.

Operating Revenues

Total Operating Revenues increased $174.4 (4.2%) for the three-month period ended March 31, 1995 when compared to the corresponding 1994 period. The components of Total
Operating Revenues were as follows:

                              For the Three
                          Months Ended March 31,
                          1995              1994

Local Service            $1,768.3        $1,679.7
Interstate Access           795.1           802.4
Intrastate Access           226.1           230.1
Toll                        280.9           300.2
Directory Advertising
 and Publishing             353.2           344.8
Wireless Communications     599.9           453.9
Other Services              275.2           313.2
  Total Operating
   Revenues              $4,298.7        $4,124.3


Local Service revenues increased $88.6 (5.3%) for the threemonth period ended March 31, 1995 as compared to the same 1994 period due primarily to 4.6% growth in access lines in service. The increase for the period was partially offset by approximately $13 of net rate reductions since March 31, 1994, principally in Alabama.

Interstate Access revenues decreased $7.3 (0.9%) for the three-month period ended March 31, 1995 as compared to the same prior year period. The decrease for the period was attributable to rate reductions of approximately $38 since
March 31, 1994, including $35 of revenue deferrals under the Federal Communications Commission's (FCC) price cap plan. The decrease was partially offset by 7.7% growth in minutes of use and a $12 increase in end-user charges attributable to growth in the number of access lines in service.

Intrastate Access revenues decreased $4.0 (1.7%) for the three-month period ended March 31, 1995 from the comparable 1994 period. The decrease was due to rate reductions of approximately $28 since March 31, 1994, primarily in Florida and, to a lesser extent, in North
Carolina and South Carolina.  The
decrease was partially offset by 13.1% growth in minutes of use.

Toll revenues decreased $19.3 (6.4%) for the three-month period ended March 31, 1995 when compared to the same prior year period. The decrease was primarily attributable to net rate reductions of approximately $10 since March 31, 1994 and a 4.3% decrease in toll messages.
The decrease was partially offset by the effect of an independent company settlement in first quarter 1994, which reduced revenues by approximately $5 for that period.

Directory Advertising and Publishing revenues increased
$8.4 (2.4%) for the three-month period ended March 31, 1995 when compared to the same prior year period due primarily to an increase in the volume of advertising sold for Yellow Pages directories.

Wireless Communications revenues include revenues from the consolidated wireless communications businesses (primarily cellular and paging within BellSouth Enterprises) as well as revenues from interconnections by unaffiliated cellular carriers with BellSouth Telecommunications' network.
(BellSouth's interests in the net income or loss of the unconsolidated wireless businesses within BellSouth
Enterprises, which are accounted for under the equity method of accounting, are recorded in Other Income
(Expense), net.) Wireless Communications revenues increased $146.0 (32.2%) for the three-month period ended
March 31, 1995 when compared to the same period last year.
The increase was primarily attributable to continued growth of the customer base in domestic and international markets.

Other Services revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services, billing and collection services and other nonregulated services (primarily inside wire services) offered by BellSouth Telecommunications. Other
Services revenues decreased $38.0 (12.1%) for the three-month period ended March 31, 1995 when compared to the corresponding 1994 period. The decrease was primarily attributable to the sale in April 1994 of BellSouth
Telecommunications' out-of-region CPE sales and service operations.


Operating Expenses

Total Operating Expenses increased $91.3 (2.9%) for the three-month periods ended March 31, 1995 compared to the same period in 1994. The components of Total Operating
Expenses were as follows:

                                   For the Three
                                Months Ended March 31,
                                1995             1994

Depreciation and Amortization     $834.4          $798.4

Other Operating Expenses:
  Cost of Services and Products  1,503.1         1,492.3
  Selling, General and
    Administrative                 865.9           821.4
                                 2,369.0         2,313.7

Total Operating Expenses        $3,203.4        $3,112.1

Depreciation and Amortization increased $36.0 (4.5%) for the three-month period ended March 31, 1995 compared to the same period in 1994. The increase was due primarily to higher levels of property, plant and equipment since
March 31, 1994 resulting from continued growth in the customer base for wireless and wireline services and continued modernization of the networks.

Other Operating Expenses are comprised of Cost of Services and Products and Selling, General and Administrative.
Cost of Services and Products includes employee and employeerelated expenses associated with network repair and maintenance, material and supplies expense, cost of tangible goods sold and other expenses associated with providing services. Selling, General and Administrative includes expenses related to sales activities such as salaries, commissions, benefits, travel, marketing and advertising expenses and administrative expenses.
Other Operating Expenses increased $55.3 (2.4%) for the three-month period ended March 31, 1995 when compared to the corresponding 1994 period. The increase for the period was primarily attributable to increased expenses of $101 related to growth in the wireless communications customer base, reflecting additional marketing and operational costs associated with higher levels of sales and expanded operations. Also contributing were increases of $17 and $15 for materials and contract services, respectively, resulting from network service activities necessitated primarily by volume growth at the wireline business. The increase was partially offset by a decrease of $37 in labor costs, including expenses for employee benefits, at the wireline business. Such decrease reflects employee reductions since March 31, 1994 attributable to the restructuring plan begun in 1993, partially offset by annual compensation increases for management and represented employees. The increase for the period was also partially offset by decreases of $34 at BellSouth Telecommunications' CPE business, primarily attributable to the sale in April 1994 of the out-of-region CPE sales and service operations, and $18 due to reduced levels of license fees for software used in the operation of network switching equipment.

Other Income Statement Items

The other income statement components were as follows:


                                        For the Three
                                   Months Ended March 31,
                                   1995            1994

Interest Expense                    $174.0         $164.9
Other Income
 (Expense), net                      (10.7)          59.5
Provision for
 Income Taxes                         363.5         321.5

Interest Expense increased $9.1 (5.5%) for the three-month period ended March 31, 1995 compared to the same period last year. The increase was primarily attributable to higher average levels of short-term borrowings at higher average interest rates.

Other Income, net decreased $70.2 for the three-month period ended March 31, 1995 compared to the corresponding period in 1994. The decrease was due to the inclusion in first quarter 1994 of a $67.5 gain on the sale of an international cellular investment and increased losses in 1995 of approximately $22 from unconsolidated affiliates, primarily developing cellular operations in Germany and Israel. The decrease for the period was partially offset by a $9 increase in interest income and foreign currency gains of $8.

Provision for Income Taxes increased $42.0 (13.1%) for the three-month period ended March 31, 1995 over the comparable 1994 period. BellSouth's effective tax rates were 39.9% and 35.5% for the three months ended March 31, 1995 and 1994, respectively. The lower effective tax rate for 1994 reflects the benefit of capital loss carryforwards used in connection with the sale of an international cellular investment.

FINANCIAL CONDITION

BellSouth uses the net cash generated from its operations and external financing to fund capital expenditures, pay dividends and invest in and operate its existing operations and new businesses. While current liabilities exceeded current assets at both March 31, 1995 and December 31, 1994, BellSouth's sources of funds, primarily operations and, to the extent necessary, readily available external financing arrangements, are sufficient to meet all current obligations on a timely basis. In addition, BellSouth believes such sources of funds will be sufficient to meet the needs of its business for the foreseeable future.

                                               For the
                                                Three
                                       Months Ended March 31,
                                         1995         1994

Net Cash Provided by Operating        $1,309.7        $1,373.3
Activities

Operating Activities. Net cash provided by operating activities decreased $63.6 (4.6%) in first quarter 1995.
The decrease resulted primarily from a reduction of accounts payable and other current liabilities of $288.
The decrease was partially offset by higher net collections of accounts receivable of $65 and an increase of $119 in operating income excluding depreciation and amortization.

                                                For the
                                                 Three
                                        Months Ended March 31,
                                        1995             1994

Net Cash Used for Investing          ($859.7)           ($872.7)
Activities

Investing Activities. BellSouth's primary use of capital resources continues to be for capital expenditures to support development of the wireline and wireless networks.
Net cash used for investing activities decreased $13.0
(1.5%) in first quarter 1995. The decrease resulted from a reduction in advances to affiliates of $135 due primarily to the effect of a loan in 1994 to Prime South
Diversified Inc. The decrease was partially offset by the effect of the sale of an international cellular investment in first quarter 1994 and increased capital expenditures of $80 in first quarter 1995 related to network development. Internal sources provided substantially all cash required for capital expenditures in the first quarter 1995. For the remainder of 1995, BellSouth expects to continue to finance capital expenditures primarily through internally generated funds, and, to the extent necessary, from external sources.

                                                For the
                                                 Three
                                        Months Ended March 31,
                                        1995             1994

Net Cash Used for Financing          ($495.8)          ($404.8)
Activities

Financing Activities. Net cash used for financing activities increased $91.0 (22.5%) in first quarter 1995.
The increase reflects reduced levels of proceeds from borrowings, both short- and long-term, partially offset by lower levels of debt repayments.

BellSouth's debt to total capitalization ratio decreased from 39.3% at December 31, 1994, to 38.6% at March 31,
1995.

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

At March 31, 1995, the remaining liability associated with the 1993 restructuring plan was $504.1, all of which was classified as current. Since inception of the restructuring plan, total employee reductions were approximately 5,400, including 3,900 since March 31, 1994.
As a result of this reduction of 3,900 employees, operating expenses for the three months ended March 31, 1995 were reduced by approximately $50.

A summary of employee reductions and expenditures through March 31, 1995 under the 1993 restructuring plan is as follows:


                                                         First
                                          Year    Year   Quarter
                                          1993    1994   1995     Total

Employee Reductions                       1,300  3,900   200      5,400

Expenditures By Component:

  Consolidation and Elimination
     of Operations                       $ 14.7 $164.6 $  28.3   $207.6
  Systems                                   ---  170.3    43.3    213.6
  Employee Separation                      38.3  133.8    39.0    211.1
      Total                              $ 53.0 $468.7  $110.6   $632.3

Expenditures By Type:

  Cash                                   $53.0  $390.2  $ 93.9    $537.1
  Non-cash                                ---     78.5    16.7      95.2
      Total                              $53.0  $468.7  $110.6    $632.3


Capital Expenditures (not
 included in above
 expenditures)                          $---    $203.6  $ 29.5    $233.1

BellSouth Telecommunications expects to substantially complete the 1993 restructuring plan activities in 1995.
In connection with the plan, total employee reductions in 1995 are projected to be approximately 5,000, including the reduction of 200 which occurred in first quarter.

In addition to executing the existing restructuring plan, BellSouth Telecommunications is continuing to enhance customer service and productivity and to further improve its cost structure and competitiveness. As a result of these efforts, additional changes to fundamental business processes and work activities, as well as further employee reductions, are expected.

REGULATORY ENVIRONMENT

Federal Regulation

In March, the FCC adopted an interim price cap regulation plan which becomes effective on August 1, 1995. The interim plan establishes three productivity factor options, which are offsets to the inflation-based increase in rates that local exchange carriers (LEC) are permitted to make each year. Similar to the existing plan, two of the productivity options in the interim plan, 4.0% and 4.7%, provide defined earnings limitations with a sharing mechanism. A third option in the interim plan, 5.3%, removes both earnings limitations and sharing requirements.

In May, the 1995 annual access tariff was filed with the FCC with proposed access charges scheduled to become effective on August 1, 1995. Consistent with a pricing strategy that is compatible with an increasingly competitive business environment, BellSouth Telecommunications selected a 5.3% productivity factor, which, together with other adjustments, would decrease interstate access revenues by approximately $220 annually based on 1994 access volume levels.

The FCC is expected to further consider the interim rules as well as other issues related to competition and streamlined regulation. A final order is expected to be issued in 1996.

State Regulation

South Carolina. In March, BellSouth Telecommunications
filed with the South Carolina Public Service Commission a
proposed price regulation plan.  Under the proposed plan,
the regulatory focus would shift from the company's
earnings to rates that customers pay for services.  The
proposal includes provisions that basic local exchange
residence and business service flat rates, as well as
rates for switched access services, will not increase for
three years.  The rates for non-basic services would be
set by BellSouth Telecommunications based on market
considerations, with defined limitations on price
increases.   The South Carolina Commission has scheduled
hearings in August 1995 on the proposed plan and, in addition, has indicated that it will review BellSouth
Telecommunications' earnings.

North Carolina. In April, a law was enacted which, effective July 1, 1996, authorizes the North Carolina
Utilities Commission to permit local exchange and exchange access competition in BellSouth Telecommunications' service areas; however, such competition may be permitted prior to July 1, 1996 in the territory of a LEC for which the North Carolina Commission approves a price regulation plan.

The law, among other provisions, allows BellSouth
Telecommunications to elect to operate under a price
regulation plan, which must be approved by the North
Carolina Commission; requires that basic local exchange
and toll switched access services be tariffed; and
authorizes the North Carolina Commission to adopt rules
for interconnection, unbundling and resale.   BellSouth
Telecommunications expects to file a price regulation plan for approval by the North Carolina Commission early in the third quarter of 1995.

Georgia.  In April, a law was enacted which, effective
July 1, 1995, authorizes the Georgia Public Service
Commission to permit qualified service providers to compete with BellSouth Telecommunications in the local exchange telecommunications market and allows BellSouth
Telecommunications to elect alternative regulation.
Following implementation of alternative regulation, basic residence and single-line business rates will be capped for five years, after which an inflation-based formula will be used to change rates. Rates for intrastate switched access services will be no higher than the rates charged for interstate switched access services. In addition, the Georgia
Commission will be authorized to establish rules for the resale and unbundling of services. BellSouth
Telecommunications expects to file an election for alternative regulation with the Georgia Commission early in the third quarter of 1995.

Other States. In April, hearings before the Kentucky
Public Service Commission were concluded with respect to BellSouth Telecommunications' proposed price regulation plan, and an order is pending. The Kentucky Commission has also opened a docket to consider local exchange competition. In addition, hearings before the Mississippi
Public Service Commission regarding BellSouth
Telecommunications' proposed price regulation plan in that state are expected to be completed in June. Various price regulation proposals are also currently being considered by either state regulatory commissions or legislative bodies in Alabama, Florida, Louisiana and Tennessee. The outcome of these proceedings cannot be predicted with certainty.

Accounting Under SFAS No. 71

BellSouth's regulated enterprise, BellSouth
Telecommunications, continues to account for the economic effects of regulation under Statement of Financial
Accounting Standards (SFAS) No. 71, "Accounting for the
Effects of Certain Types of Regulation." Where appropriate, the provisions of SFAS No. 71 give recognition to the effect of actions of regulators, which can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset or impose or eliminate a liability on a regulated entity. As a result of such actions by regulators, BellSouth's balance sheet at March 31, 1995 reflects net deferred charges
(regulatory assets) of approximately $174, related primarily to compensated absences and unamortized issuance costs for debt that has been refinanced, and net deferred credits (regulatory liabilities) of approximately $273, related to income tax issues. Virtually all of the current regulatory assets and liabilities arose in connection with the incorporation of new accounting standards into the ratemaking process and are transitory in nature. The magnitude of the regulatory assets and liabilities is decreasing over time due to the ongoing amortization prescribed as a part of the adoption in 1988 of the FCC's current Uniform System of Accounts.
Additional regulatory assets and liabilities may arise in the future as long as BellSouth Telecommunications remains subject to the provisions of SFAS No. 71.

Currently, various forms of earnings-based regulation are in effect at the federal level and in all nine states served by BellSouth Telecommunications. Price-based regulation is not now in effect in any regulatory jurisdiction. However, the recent legislative and regulatory activities, as discussed above, suggest that fully competitive markets and regulation of prices rather than earnings for telecommunications services will be established in the future.

BellSouth Telecommunications would be required to discontinue accounting under SFAS No. 71 if the existing and anticipated levels of competition no longer allow for service and product pricing that provides for the recovery of costs. Additionally, SFAS No. 71 would no longer apply if BellSouth Telecommunications continues to be successful in altering the existing regulatory framework and achieving price regulation since such plans do not provide for the recovery of specific costs. While accounting under SFAS No. 71 is currently appropriate, it is increasingly likely that the company will discontinue accounting under SFAS No. 71 due to the effect of one or both of these conditions. In that event, the impact on BellSouth's financial position and results of operations would be material. Under such circumstances, BellSouth Telecommunications would be required to reduce the recorded value for telephone plant and equipment in recognition of amounts that are not recoverable or are overstated due to longer regulator prescribed asset lives. BellSouth Telecommunications' overall depreciation reserve at March 31, 1995 was approximately 44% of its total depreciable plant. Broad industry analysis of other telecommunications companies who have recently discontinued accounting under SFAS No.
71 indicates that unregulated telecommunications enterprises similar to BellSouth Telecommunications have an overall depreciation reserve ratio that approximates
52% to 57% of total depreciable plant.  If BellSouth
Telecommunications were required to discontinue SFAS No.
71 and to revalue its telephone plant using similar assumptions and methodology, the net recorded book value of its telephone plant would be reduced by about
$4,000 to $6,000.  In addition, BellSouth
Telecommunications would be required to fully adopt issue basis accounting for its directory publishing fees and eliminate its regulatory assets and liabilities, which, at March 31, 1995, would have resulted in an estimated increase in income of approximately $320 and $99, respectively, before the effects of income taxes.
BellSouth Telecommunications would also adjust by approximately $20 its unamortized investment tax credits, partially offsetting the adjustment to telephone plant.
Specific financial impacts of discontinuing SFAS No. 71 would depend on the timing and magnitude of changes, both in the marketplace and in the overall regulatory framework.

BUSINESS DEVELOPMENTS

Broadband PCS License Auction

In March, BellSouth was the successful bidder for two broadband personal communications services (PCS) licenses for certain Major Trading Areas (MTAs) in the nine-state region served by BellSouth Telecommunications. A consortium in which BellSouth owns a majority interest bid
$70.9 for the license that covers most of North and South
Carolina. BellSouth alone bid $11.1 for the adjacent MTA that includes eastern Tennessee. The initiation of service is anticipated in the second half of 1996.

Video Programming Services Agreement

In April, BellSouth, Ameritech Corporation, SBC
Communications Inc. (formerly Southwestern Bell
Corporation) and The Walt Disney Company formed a business to acquire, develop, market and deliver traditional and interactive video programming services to consumers. The consortium expects to invest approximately $500 in the business over the next five years.

Cellular Waiver

In April, the United States District Court for the
District of Columbia granted a waiver applicable to the regional Bell holding companies, including BellSouth
(collectively, the RHCs), that are subject to the consent decree entitled "Modification of Final Judgment" (MFJ).
The waiver authorizes the RHCs to provide interLATA wireless services, subject to significant and numerous conditions. While this waiver will enable BellSouth to compete more effectively with other companies that can offer both local and interLATA long distance mobile communications services, BellSouth believes that the conditions to the waiver will make it substantially more cumbersome and expensive for it to offer such services than carriers whose cellular offerings are not subject to the MFJ's interLATA restrictions.

Bellcore
In April, the RHCs announced their intention to dispose of their respective interests in Bell Communications
Research, Inc. (Bellcore), a research and development consortium formed at the time of the AT&T divestiture. Currently, the method of disposition has not been definitively determined. A final decision regarding the disposition of Bellcore and the structure of such a transaction is subject to obtaining satisfactory financial and other terms and all necessary approvals. There can be no assurance that a disposition will occur.

ACCOUNTING PRONOUNCEMENT

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of
LongLived Assets and for Long-Lived Assets to Be Disposed
Of," which BellSouth is required to adopt effective
January 1, 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. The adoption of SFAS No. 121 is not expected to have a material impact on BellSouth's operating results or financial position.

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

  27      Financial Data Schedule.

(b) Reports on Form 8-K:

       None.
                         SIGNATURE

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BELLSOUTH CORPORATION
                                  By    /s/  Ronald M. Dykes
                                             RONALD M. DYKES
                              Vice President, Chief Financial Officer and
                               Comptroller
                              (Principal Financial and Accounting Officer)


May 11, 1995
                       EXHIBIT INDEX

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

 27      Financial Data Schedule.