Form 10-K/A
period 1994-12-31
BELLSOUTH CORP
filed 1995-06-26
CIK 732713

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                               ----------------

                                  FORM 10-K/A
                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12, 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                               ----------------

                             BELLSOUTH CORPORATION

                                AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1994 as set forth in the pages attached hereto:

Item 14a.(3) Exhibits:

99a Financial Statements for BellSouth Management Savings and Employee Stock
    Ownership Plan for the year ended December 31, 1994.

99b Financial Statements for BellSouth Savings and Security Plan for the year ended December 31, 1994.

99c Financial Statements for BellSouth Enterprises Retirement Savings Plan for the year ended December 31, 1994.

                               ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BellSouth Corporation

                                             /s/ Ronald M. Dykes
                                          BY: _________________________________
                                             Ronald M. Dykes
                                             Vice President, Comptroller and
                                              Chief Financial Officer
                                             June 22, 1995

  (3) Exhibits: (As filed with Form 10-K as of 12/31/94, unless otherwise noted).

 EXHIBIT
 NUMBER
 -------
  3a     Articles of Incorporation of BellSouth Corporation. (Exhibit 3a to
         Form 10-K for the year ended December 31, 1990, File No. 1-8607).
  3b     Bylaws of BellSouth Corporation. (Exhibit 3b to Form 10-Q for the
         quarter ended September 30, 1994, File No. 1-8607).
  4      BellSouth Corporation Shareholder Rights Agreement. (Exhibit 4-b to
         Form 8-K. Date of report November 27, 1989).
  4a     No instrument which defines the rights of holders of long and intermediate term debt of BellSouth Corporation is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, BellSouth Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.
 10a     BellSouth Corporation Executive Short Term Incentive Plan. (Exhibit
         10d to Form 10-K for the year ended December 31, 1991, File No. 1-
         8607).
 10b     BellSouth Corporation Executive Long Term Incentive Plan. (Exhibit 10e
         to Form 10-K for the year ended December 31, 1991, File No. 1-8607).
 10c     BellSouth Corporation Executive Long Term Disability and Survivor
         Protection Plan. (Exhibit 10dd to Form 10-K for the year ended
         December 31, 1985, File No. 1-8607).
 10c-1   Amendment dated January 1, 1994 to the BellSouth Corporation Executive
         Long Term Disability and Survivor Protection Plan. (Exhibit 10c-1 to
         Form 10-K for the year ended December 31, 1993, File No. 1-8607).
 10d     BellSouth Corporation Executive Transfer Plan. (Exhibit 10ee to
         Registration Statement No. 2-87846).
 10e     BellSouth Corporation Death Benefit Program. (Exhibit 10ff to Form 10-
         K for the year ended December 31, 1989, File No. 1-8607).
 10f     BellSouth Corporation Plan For Non-Employee Directors' Travel Accident
         Insurance. (Exhibit 10ii to Registration Statement No. 2-87846).
 10g     BellSouth Corporation Executive Incentive Award Deferral Plan.
         (Exhibit 10k to Form 10-K for the year ended December 31, 1992, File
         No. 1-8607).
 10h     BellSouth Corporation Stock Option Plan. (Exhibit 10l to Form 10-K for
         the year ended December 31, 1991, File No. 1-8607).
 10i     BellSouth Corporation Nonqualified Deferred Compensation Plan as
         amended and restated on November 28, 1994.
 10j     BellSouth Corporation Supplemental Executive Retirement Plan as
         amended and restated on November 28, 1994.
 10k     BellSouth Management Savings and Employee Stock Ownership Plan as
         amended and restated effective as of January 1, 1994.
 10l     BellSouth Corporation Directors Retirement Plan. (Exhibit 10qq to Form
         10-K for the year ended December 31, 1986, File No. 1-8607).
 10m     BellSouth Corporation Financial Counseling Plan. (Exhibit 10r to Form
         10-K for the year ended December 31, 1992, File No. 1-8607).
 10n     BellSouth Corporation Deferred Compensation Plan for Non-Employee
         Directors. (Exhibit 10gg to Registration Statement No. 2-87846).

 EXHIBIT
 NUMBER
 -------
 10o     BellSouth Corporation Executive Life Insurance Plan. (Exhibit 10v to
         Form 10-K for the year ended December 31, 1992, File No. 1-8607).
 10p     BellSouth Corporation Stock Option Plan for Non-Employee Directors.
         (Exhibit 10z to Form 10-K for the year ended December 31, 1991, File
         No. 1-8607).
 10q     BellSouth Corporation Executive Shareholder Return Cash Plan. (Exhibit
         10x to Form 10-K for the year ended December 31, 1992, File No. 1-
         8607).
 10r     Form of Executive Officer Succession and Retirement Agreement.
 10s     BellSouth Non-Employee Directors Charitable Contribution Program.
         (Exhibit 10z to Form 10-K for the year ended December 31, 1992, File
         No. 1-8607).
 10t     BellSouth Personal Retirement Account Pension Plan. (Exhibit 10aa to
         Form 10-Q for the quarter ended June 30, 1993, File No. 1-8607).
 10t-1   Amendment dated August 9, 1993 to the BellSouth Personal Retirement
         Account Pension Plan. (Exhibit 10aa-1 to Form 10-Q for the quarter ended September 30, 1993, File No. 1-8607).
 10t-2   Amendments dated October 15, 1993 and November 12, 1993 to the
         BellSouth Personal Retirement Account Pension Plan. (Exhibit 10t-2 to
         Form 10-K for the year ended December 31, 1993, File No. 1-8607).
 10t-3   Amendment dated April 22, 1994 to the BellSouth Personal Retirement
         Account Pension Plan. (Exhibit 10t-3 to Form 10-Q for the quarter ended June 30, 1994, File No. 1-8607).
 10t-4   Amendment dated December 5, 1994 to the BellSouth Personal Retirement
         Account Pension Plan.
 10u     BellSouth Corporation Trust Under Executive Benefit Plan(s). (Exhibit
         10bb to Form 10-Q for the quarter ended June 30, 1993, File No. 1-
         8607).
 10v     BellSouth Telecommunications, Inc. Trust Under Executive Benefit
         Plan(s). (Exhibit 10cc to Form 10-Q for the quarter ended June 30,
         1993, File No. 1-8607).
 10w     BellSouth Corporation Trust Under Board of Directors Benefit Plan(s).
         (Exhibit 10dd to Form 10-Q for the quarter ended September 30, 1993,
         File No. 1-8607).
 10x     BellSouth Telecommunications, Inc. Trust Under Board of Directors
         Benefit Plan(s). (Exhibit 10ee to Form 10-Q for the quarter ended
         September 30, 1993, File No. 1-8607).
 10y     BellSouth Enterprises, Inc. Trust Under Executive Benefit Plan(s).
         (Exhibit 10y to Form 10-K for the year ended December 31, 1993, File
         No. 1-8607).
 10z     BellSouth Corporation Financial Services Plan. (Exhibit 10z to Form
         10-Q for the quarter ended March 31, 1994, File No. 1-8607).
 10aa    BellSouth Corporation Nonqualified Deferred Income Plan. (Exhibit 10aa
         to Form 10-Q for the quarter ended September 30, 1994, File No. 1-
         8607).
 11      Computation of Earnings Per Share.
 12      Computation of Ratio of Earnings to Fixed Charges.
 21      Subsidiaries of BellSouth.
 24      Powers of Attorney.
 27      Restated Financial Data Schedule.

 EXHIBIT
 NUMBER
 -------
 99a*    Annual report on Form 11-K for BellSouth Management Savings and
         Employee Stock Ownership Plan for the fiscal year ended December 31,
         1994 (to be filed as an amendment hereto within 180 days of the end of the period covered by this report).
 99b*    Annual report on Form 11-K for BellSouth Savings and Security ESOP
         Plan for the fiscal year ended December 31, 1994 (to be filed as an amendment hereto within 180 days of the end of the period covered by this report).
 99c*    Annual report on Form 11-K for BellSouth Enterprises Retirement
         Savings Plan for the fiscal year ended December 31, 1994 (to be filed as an amendment hereto within 180 days of the end of the period covered by this report).

- --------
*Filed herewith.