Form 10-Q
period 1995-06-30
BELLSOUTH CORP
filed 1995-08-14
CIK 732713

SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D. C.  20549




                          FORM 10-Q
                         (Mark One)

    |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1995

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

Indicate by check mark whether theregistrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days.  Yes    X    No ___

At August  7, 1995, a total of 496,540,275 common shares were outstanding.

                Table of Contents


Item                                               Page

                      Part I
 1. Financial Statements                             3
         Consolidated Statements of Income           3
         Consolidated Balance Sheets                 5
         Consolidated Statements of Cash Flows       6
         Notes to Consolidated Financial Statements  7
         Selected Operating Data                    11

 2. Management's Discussion and Analysis ofResults
    of Operations and Financial Condition           13
         Results of Operations                      14
             Volumes of Business                    14
             Operating Revenues                     15
             Operating Expenses                     17
             Other Income Statement Items           18
             Extraordinary Losses                   19
         Financial Condition                        20
         Restructuring of Telephone Operations      21
         Additional Workforce Reductions            22
         Regulatory and Competitive Environment     23
             State Regulation                       23
             Federal Legislation                    25
         Business Developments                      25
             CWA Working Agreement                  25
             Cellular Reseller Agreement            25

                     Part II

4.  Submission of Matters to a Vote of
      Security Holders                              26
 6. Exhibits and Reports on Form 8-K                27


                PART I - FINANCIAL INFORMATION

                    BELLOUTH CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)
           (In Millions, Except Per Share Amounts)


                              For the Three Months  For the Six Months
                                 Ended June 30,         Ended June 30,
                                1995       1994         1995   1994
Operating Revenues:
Network and related services
Local service              $1,793.4   $1,709.7   $3,561.7   $3,389.4
Interstate access             805.6      765.0    1,600.7    1,567.4
Intrastate access             227.0      230.4      453.1      460.5
Toll                          265.7      300.4      546.6      600.6
Directory advertising and
  publishing                  389.0      396.3      742.2      741.1
Wireless communications       623.1      494.4    1,223.0      948.3
Other services                286.5      231.7      561.7      544.9
Total Operating Revenues    4,390.3    4,127.9    8,689.0    8,252.2

Operating Expenses:
Cost of services and
  products                  1,484.8    1,492.3    2,987.9    2,984.6
Depreciation and
  amortization                859.0      800.7    1,693.4    1,599.1
Selling, general and
  administrative              950.1      833.3    1,816.0    1,654.7
Total Operating Expenses    3,293.9    3,126.3    6,497.3    6,238.4

Operating Income            1,096.4    1,001.6    2,191.7    2,013.8
Interest Expense              186.3      154.0      360.3      318.9
Other Income (Expense), net     9.0      (11.7)      (1.7)      47.8


Income Before Income Taxes
  and Extraordinary Losse     919.1      835.9    1,829.7    1,742.7
Provision for Income Taxes    362.2      319.4      725.7      640.9

Income Before Extraordinary
  Losses                      556.9      516.5    1,104.0    1,101.8
Extraordinary Loss for
  Discontinuance of
  SFAS No. 71, net of tax
  (Note D)                 (2,717.7)       --    (2,717.7)       --
Extraordinary Loss on Early
  Extinguishment of Debt,
  net of tax (Note D          (15.8)       --       (15.8)       --

Net Income (Loss)         $(2,176.6)    $516.5  $(1,629.5)  $1,101.8




                    BELLSOUTH CORPORATION
        CONSOLIDATED STATEMENTS OF INCOME (Continued)
                         (Unaudited)
           (In Millions, Except Per Share Amounts)


                              For the Three Months  For the Six Months
                                 Ended June 30,         Ended June 30,
                                1995       1994      1995       1994

Weighted Average Common
  Shares Outstanding           496.9      496.6      496.7      496.6
Dividends Declared Per
  Common Share                  $.69       $.69      $1.38      $1.38

Earnings Per Share:
Income Before Extraordinary
  Losses                       $1.12      $1.04      $2.22      $2.22
Extraordinary Loss for
  Discontinuance of SFAS No.
  71, net of tax (Note D)      (5.47)       --       (5.47)       --
Extraordinary Loss on Early
  Extinguishment of Debt, net
  of tax (Note D)               (.03)       --        (0.3)       --

Earnings Per Share            $(4.38)     $1.04     $(3.28)    $2.22

    The accompanying notes are an integral part of these financial statements.




                    BELLSOUTH CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
           (In Millions, Except Per Share Amounts)

                                                    June 30,   December
                                                                 31,
                                                      1995       1994

                      ASSETS
Current Assets:
 Cash and cash equivalents                              $511.3    $606.5
 Temporary cash investments                               84.9      50.8
 Accounts receivable, net of allowance for
   uncollectibles of $172.9 and $154.1                 3,312.2   3,126.6
 Material and supplies                                   425.7     490.0
 Other current assets                                    512.1     453.9
                                                       4,846.2   4,727.8
Investments and Advances                               2,682.7   2,531.5
Property, Plant and Equipment, net                    20,448.7  25,162.4
Deferred Charges and Other Assets                        397.2     535.4
Intangible Assets, net                                 1,483.4   1,439.9
 Total Assets                                        $29,858.2 $34,397.0

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Debt maturing within one year                       $ 1,825.7  $2,018.7
 Accounts payable                                      1,227.5   1,378.3
 Other current liabilities                             2,645.2   3,101.1
                                                       5,698.4   6,498.1
Long-Term Debt                                         7,917.3   7,435.1
Deferred Credits and Other Liabilities:
 Accumulated deferred income taxes                     1,875.8   3,646.9
 Unamortized investment tax credits                      394.6     443.3
 Other liabilities and deferred credits                1,887.4   2,006.3
                                                       4,157.8   6,096.5
Shareholders' Equity:
Common stock, $1 par value                               503.3     502.5
Paid-in capital                                        8,098.8   8,064.2
Retained earnings                                      4,411.7   6,721.1
Shares held in trust                                    (374.5)   (336.2)
Guarantee of ESOP debt                                  (554.6)   (584.3)
                                                      12,084.7  14,367.3
Total Liabilities and Shareholders' Equity           $29,858.2 $34,397.0

    The accompanying notes are an integral part of these financial statements.



                    BELLSOUTH CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
           (In Millions, Except Per Share Amounts)

                                                         For the Six Months
                                                           Ended June 30,
                                                            1995      1994
Cash Flows from Operating Activities:
   Net income (loss)                                     ($1,629.5) $1,101.8
   Adjustments to net income:
     Extraordinary loss for discontinuance of SFAS No. 71  4,449.0       --
     Extraordinary loss on early extinguishment of debt       25.8       --
     Payment of call premium                                 (13.8)      --
     Depreciation and amortization                         1,693.5   1,599.1
     Losses and dividends from unconsolidated affiliates     101.7      80.9
     Provision for losses on bad debts                       109.8      88.0
     Deferred income taxes and unamortized investment
       tax credits                                        (1,726.8)    (82.9)
     Gain on sale of operations                                --      (64.7)
     Allowance for funds used during construction             (7.0)     (8.8)
     Net change in accounts receivable and other
       current assets                                       (218.1)   (187.7)
     Net change in accounts payable and other current
       liabilities                                          (524.2)   (142.1)
     Net change in deferred charges and other assets           5.5     (63.7)
     Net change in other liabilities and deferred credits    201.8     245.3
     Other reconciling items, net                             35.6      41.3
     Net cash provided by operating activities             2,503.3   2,606.5

     Cash Flows from Investing Activities:
     Capital expenditures                                 (1,828.2) (1,625.5)
     Proceeds from disposition of short-term investments     111.8      46.6
     Purchases of short-term investments                    (146.3)    (42.4)
     Investment dispositions                                   2.2     132.1
     Investments in/advances to unconsolidated affiliates   (301.8)   (371.5)
     Other                                                   (35.1)     50.7
     Net cash used for investing activities               (2,197.4) (1,810.0)

     Cash Flows from Financing Activities:
     Proceeds from short-term borrowings                   9,261.4  11,357.5
     Repayments of short-term borrowings                  (9,456.6)(11,243.9)
     Proceeds of long-term debt                              843.8     139.4
     Repayments of long-term debt                           (353.3)    (78.9)
     Dividends paid                                         (693.5)   (692.7)
     Other                                                    (2.9)     (1.8)
     Net cash used for financing activities                 (401.1)   (520.4)

     Net Increase (Decrease) in Cash and Cash Equivalents    (95.2)    276.1
     Cash and Cash Equivalents at Beginning of Period        606.5     501.5
     Cash and Cash Equivalents at End of Period             $511.3    $777.6

         The accompanying notes are an integral part of these financial statements.

                    BELLSOUTH CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)
           (In Millions, Except Per Share Amounts)

Note A -- Preparation of Interim Financial Statements

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

Note B -- BellSouth Corporation Consolidated Shareholders' Equity

            Number of Shares                    Amount
            ----------------  --------------------------------------------
                    Shares                                 Shares  Guarantee
             Common Held in  Common   Paid-in    Retained  Held in  of ESOP
             Stock   Trust    Stock   Capital    Earnings   Trust    Debt
                      (1)                                    (1)
             ______ _______  ______   ________   ________  _______ ________
Balance at
 December 31,
 1994         502.5     6.3  $502.5  $8,064.2    $6,721.1 $(336.2) $(584.3)
Net Loss                                         (1,629.5)
Dividends
 declared                                          (685.0)
Shares issued
 in connection
 with various
 employee
 benefit
 plans          0.2             0.2       6.5
Shares
issued to
 grantor
 trusts         0.6     0.6     0.6      37.7               (38.3)
Reduction of
 ESOP debt
 and other
 related
 activity                                             5.1            29.7
Foreign
 currency
 translation
 adjustment                              (9.6)
             ------ -------  ------    -------   --------  ------  -------
Balance at
 June 30,
 1995         503.3     6.9  $503.3  $8,098.8    $4,411.7 $(374.5 $(554.6)

(1) Such shares are not considered to be outstanding for financial reporting purposes.

                   BELLSOUTH CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (Unaudited)
          (In Millions, Except Per Share Amounts)

Note C -- Supplemental Cash Flow Information

The following supplemental information is presented in accordance with the provisions of Statement of Financial
Accounting Standards (SFAS) No. 95, "Statement of Cash
Flows."

                                    For the Six Months
                                      Ended June 30,
                                    1995           1994

Cash Paid For:

   Income taxes                    $696.2         $788.5
   Interest                        $375.3         $314.6

Noncash Investing and Financing Activities:

   Shares issued to grantor trusts     .6           43.6


Note D -- Extraordinary Losses

Discontinuance of SFAS No. 71. As a result of its continuing regulatory and marketplace assessments, BellSouth Telecommunications, Inc. (BellSouth Telecommunications), a wholly-owned subsidiary of BellSouth, has concluded that it is no longer appropriate to prepare its external financial results using the accounting method required for regulated enterprises. BellSouth Telecommunications believes that based on the changing regulatory environment and the increasing level of competition, it was required to discontinue SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," for financial reporting purposes. Discontinuance was required because most of BellSouth Telecommunications' revenues will be generated under market-based pricing and because it is doubtful that regulated rates sufficient to recover the net book value of telephone plant could be charged
to and collected from customers.   Accordingly, in the second
quarter, BellSouth Telecommunications discontinued application of SFAS No. 71 and recorded a non-cash extraordinary charge of $2,717.7 (net of a deferred tax benefit of $1,731.3). The components of the charge are as follows:

                                          Pretax   After tax
Reduction in recorded value of long-
  lived telephone plant                  ($4,896)    ($3,002)

Full adoption of issue basis accounting      317         194

Elimination of regulatory assets and
  liabilities                                111          71

Partial adjustment to unamortized
  investment tax credits                      19          19
      Total                              ($4,449)    ($2,718)

                   BELLSOUTH CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (Unaudited)
          (In Millions, Except Per Share Amounts)

Note D -- Extraordinary Losses (continued)


The reduction of telephone plant, $4,896 pretax, was recorded as an increase to the related accumulated depreciation accounts, the categories and amounts of which are as follows:

Category                          Amount

Buried metallic cable             $1,345
Digital switching                  1,305
Circuit-other                      1,291
Aerial metallic cable                630
Underground metallic cable           325

    Total                         $4,896

Such reduction of plant was determined by an impairment analysis that identified estimated amounts not recoverable from future discounted cash flows. The analysis considered projected effects of future competition as well as changes in technology and capital requirements. The plant-related charge was further supported by depreciation studies that identified inadequate levels of accumulated depreciation for certain asset categories. These studies give recognition to the historical underdepreciation of assets resulting primarily from regulator-prescribed asset lives that exceeded the estimated economic asset lives.

For financial reporting purposes, the average depreciable lives of affected categories of long lived telephone plant have been reduced to more closely reflect the economic and technological lives. Differences between regulator-approved asset lives and the current estimated economic asset lives are as follows:

                           Composite of           Estimated
                        Regulator-Approved      Economic Asset
   Category               Asset Lives (in      Lives (in Years)
                              Years)

   Buried metallic cable       20.0                  14.0
   Digital switching           17.0                  10.0
   Circuit-other               10.5                   9.1
   Aerial metallic cable       20.0                  14.0
   Underground metallic cable  25.0                  12.0

The remaining components of the extraordinary charge, which partially offset the plant-related portion of the overall charge, include $194 (after tax) related to the method by which BellSouth Telecommunications reports its directory publishing revenues. BellSouth's unregulated subsidiaries recognize directory publishing revenues and production expenses using issue basis accounting. Under issue basis accounting,

                   BELLSOUTH CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (Unaudited)
          (In Millions, Except Per Share Amounts)



Note D -- Extraordinary Losses (continued)

revenues and product expenses are recognized when directories are published rather than over the lives of the directories (generally one year) as under the prescribed regulatory accounting framework. BellSouth Telecommunications will now begin reporting using issue basis accounting consistent with BellSouth's unregulated subsidiaries and with publishing companies in general. The overall extraordinary charge was also reduced by $71 (after tax) to reflect the removal of regulatory assets and liabilities that were recorded as a result of previous actions by regulators. Virtually all of these regulatory assets and liabilities arose in connection with the incorporation of new accounting standards into the ratemaking process, and were transitory in nature. The magnitude of the regulatory assets and liabilities has been decreasing over time due to the ongoing amortization prescribed as a part of the adoption in 1988 of the Federal Communications Commission's current Uniform System of Accounts. In addition, the overall extraordinary charge was reduced by $19 (after tax) for the partial acceleration of unamortized investment tax credits associated with the reductions in asset carrying values and in asset lives.

Early Extinguishment of Debt. In the second quarter, BellSouth Telecommunications issued $300 of Ten Year Notes, the proceeds from which were used to redeem and refinance an outstanding $300 Debenture issue, due August 1, 2029. In June, BellSouth Telecommunications called the Debenture issue for redemption on August 1 and executed an in-substance defeasance by depositing $326.6 in an irrevocable trust for the purchase of U.S. government obligations to cover the principal amount called, the call premium of $13.8 and accrued interest due of $12.8. As a result, the $300 Debenture issue (and related deferred issuance costs of approximately $12) was removed from the consolidated balance sheet at June 30, 1995 and an extraordinary loss on early extinguishment of debt of $15.8 (net of taxes of $10.0) was recognized in the second quarter.
                    BELLSOUTH CORPORATION
                   SELECTED OPERATING DATA
                         (Unaudited)

Network Access Lines in Service at               Percent Change
June 30 (Thousands)(a):
                                                  1995     1994
                                                   vs.     vs.
                                        1995      1994     1993
By Type:
  Residence                             14,434.6  3.7%    3.4%
  Business                               6,000.2  7.7     6.6
  Other                                    256.0  1.3    (1.8)
       Total Access Lines               20,690.8  4.8     4.2

By State:
  Florida                                5,456.8  4.8     4.4
  Georgia                                3,456.0  6.2     5.0
  Tennessee                              2,388.9  4.6     4.5
  Louisiana                              2,079.5  3.9     3.3
  North Carolina                         2,048.3  5.7     4.9
  Alabama                                1,760.5  3.9     3.5
  South Carolina                         1,274.3  4.2     3.0
  Mississippi                            1,143.5  4.1     3.7
  Kentucky                               1,083.0  3.6     2.9
      Total Access Lines                20,690.8  4.8     4.2

                                                 Percent Change
                                                       for
                                                   the Periods
                                                      Ended
                                                  1995     1994
                                                   vs.     vs.
                                        1995      1994     1993
Access Minutes of Use
(Millions)(a)(b):
  Interstate:
    Three months ended March 31         15,131.3  7.7%    7.9%
    Three months ended June 30          15,597.1  8.2     7.6
    Six months ended June 30            30,728.4  7.9     7.8

  Intrastate:
    Three months ended March 31          4,529.1 13.1    11.4
    Three months ended June 30           4,789.9 14.7     9.9
    Six months ended June 30             9,319.0 13.9    10.6

  Total Minutes of Use:
    Three months ended March 31         19,660.4  8.9     8.7
    Three months ended June 30          20,387.0  9.6     8.1
    Six months ended June 30            40,047.4  9.3     8.4

Toll Messages (Millions)(a):
    Three months ended March 31            370.0 (4.3)    5.3
    Three months ended June 30             352.0(11.4)    2.1
    Six months ended June 30               722.0 (7.9)    3.7

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

                    BELLSOUTH CORPORATION
            SELECTED OPERATING DATA  (Continued)
                         (Unaudited)


Cellular and Paging Customers Served at June 30  (Equity Basis)(c):


                                                  Percent
                                                  Change
                                                1995   1994
                                       1995     vs.    vs.
                                                1994   1993

Domestic Cellular                    2,464,300  36.6%  39.8%
International Cellular                 481,000  81.8  127.9
Paging (all domestic)(d)             1,685,400  27.3   18.0

(c) Includes customers served based on BellSouth's ownership percentage in all markets served.
(d) Includes customers attributable to an acquisition during third quarter 1994. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Volumes of Business."


                             For the Six
                            Months Ended
                              June 30,        Year Ended December 31,
                                1995     1994   1993   1992   1991  1990
Ratio of Earnings to Fixed
 Charges (e)                    5.47     5.34   2.98   4.00   3.47  3.68

(e) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes and extraordinary losses, gross interest expense, such portion of rental expense representative of the interest factor on such rentals and equity in losses from less-than-50%-owned investments (accounted for under the equity method of accounting) less the excess of earnings over distributions from less-than-50%-owned investments (accounted for under the equity method of accounting); (ii) fixed charges are comprised of gross interest expense and such portion of rental expense representative of the interest factor on such rentals.

                    BELLSOUTH CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                     FINANCIAL CONDITION
       (Dollars in Millions, Except Per Share Amounts)

Management's Discussion and Analysis of Results of Operations and
Financial Condition (MD&A) should be read in conjunction with MD&A in BellSouth Corporation's (BellSouth) latest annual report on Form 10-K and previous quarterly report on Form 10-Q.

BellSouth is a holding company headquartered in Atlanta, Georgia whose operating telephone company subsidiary, BellSouth Telecommunications, Inc. (BellSouth Telecommunications), serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides local exchange and toll communications services within court-defined geographic areas, called Local Access and Transport Areas (LATAs), and provides network access services to enable interLATA communications using the long-distance facilities of interexchange carriers. Through subsidiaries, other telecommunications services and products are provided both inside and outside the nine-state BellSouth Telecommunications region. BellSouth Enterprises, Inc. (BellSouth Enterprises), another wholly-owned subsidiary, owns businesses providing domestic and international wireless communications services and advertising and publishing products.

Approximately 71% and 73% of BellSouth's Total Operating Revenues for the six-month periods ended June 30, 1995 and 1994, respectively, and a greater portion of Income Before Extraordinary Losses were from wireline services provided by BellSouth Telecommunications. Charges for local, access and toll services for the six-month period ended June 30, 1995 accounted for approximately 58%, 33% and 9%, respectively, of the wireline revenues discussed above. Revenues from wireless communications services and directory advertising and publishing services accounted for approximately 14% and 9%, respectively, of Total Operating Revenues for the six months ended June 30, 1995. The remainder of such revenues was derived principally from other nonregulated services provided by BellSouth Telecommunications.

RESULTS OF OPERATIONS

                            For the Three        For the Six
                          Months Ended June   Months Ended June
                                 30,                 30,
                            1995      1994      1995      1994

Income Before
  Extraordinary Losses    $556.9    $516.5    $1,104.0  $1,101.8
Extraordinary Loss for
  Discontinuance of SFAS
  No. 71, net of tax    (2,727.7)      --     (2,717.7)      --
Extraordinary Loss on
Early Extinguishment of
Debt, net of tax           (15.8)      --        (15.8)      --

Net Income (Loss)      ($2,176.6)   $516.5   ($1,629.5) $1,101.8


Earnings (Loss) Per Share:
Income Before
  Extraordinary Losses     $1.12     $1.04       $2.22     $2.22
Extraordinary Loss for
  Discontinuance of SFAS
  No. 71, net of tax       (5.47)      --        (5.47)      --
Extraordinary Loss on
  Early Exinguishment of
  Debt, net of tax          (.03)      --         (.03)      --

Earnings (Loss) Per Share $(4.38)    $1.04      $(3.28)    $2.22


For the three- and six-month periods ended June 30, 1995, Income Before Extraordinary Losses increased by $40.4 (7.8%) and $2.2 (0.2%), respectively. The increases for both periods resulted primarily from continued strong growth in key business volumes and expense savings attributable to BellSouth Telecommunications' restructuring plan begun in 1993. The increase for the six-month period was substantially offset by the effect of a gain in first quarter 1994 of $67.5 ($.14 per share) related to the sale of an international cellular investment.

For a discussion of the second quarter 1995 extraordinary losses, see "Extraordinary Losses" below and Note D to the Consolidated
Financial Statements.

Volumes of Business

The total number of access lines in service since June 30, 1994 increased by approximately 944,500 (4.8%) to 20,690,800, compared to a 4.2% rate of increase for the same prior year period.
Business and residence access lines increased by 7.7% and 3.7%, respectively, compared to growth rates of 6.6% and 3.4% in 1994. The number of second residence lines, included in total residence lines, increased by 212,700 (22.7%) to 1,150,000 and accounted for approximately 41.6% and 22.5% of the overall increase in residence access lines and total access lines, respectively, since June 30, 1994. The growth in all categories of access lines was primarily attributable to continued economic improvement in the Southeast and successful marketing programs.

Access minutes of use represent the volume of traffic carried by interexchange carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 1,789.7 million (9.6%) and 3,393.7 million (9.3%) for the three- and six-month periods ended June 30, 1995, respectively, compared to increases of 8.1% and 8.4% for the same periods last year. The increase in access minutes of use was primarily attributable to access line growth, promotions by the interexchange carriers and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities. The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. For the three- and six-month periods ended June 30, 1995, toll messages decreased by 45.2 million (11.4%) and 61.8 million (7.9%), respectively, compared to increases of 2.1% and 3.7% for the corresponding periods in 1994. The decreases in 1995 were primarily attributable to the expansion of local area calling plans in Florida, Kentucky, Mississippi and South Carolina. These plans and future implementation of other such plans in BellSouth Telecommunications' service region, coupled with competition in the intraLATA toll market, will adversely impact future toll message volumes. Local area calling plans and the effects of competition result in the transfer of calls from toll to local service and access categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.

Domestic cellular customers (equity-weighted) increased by 660,500 (36.6%) since June 30, 1994 to 2,464,300 due to continuing high demand for wireless services. The overall penetration rate (number of customers as a percentage of the total population in the service territory) increased from 4.6% at June 30, 1994 to 6.1% at June 30, 1995. Total minutes of use have also continued to increase, although average minutes of use per cellular customer declined slightly due to the trend of increased penetration into lower-usage market segments.

Since June 30, 1994, the number of international cellular customers increased by 216,400 (81.8%) to 481,000. Growth in total minutes of use for international cellular properties remained strong due to demand stimulated by competitive programs, enhanced services and underdeveloped land-line service.

Paging customers increased by 361,600 (27.3%) to 1,685,400 since June 30, 1994 due primarily to the acquisition of the remaining 50% ownership interest in a paging business, effective August 1, 1994, and also to continued success of the retail distribution program. Of the overall growth, approximately 210,000 customers were attributable to the acquisition. Excluding the effect of the acquisition, paging customers increased by approximately 151,600 (11.5%) since June 30, 1994.

Operating Revenues

Total Operating Revenues increased $262.4 (6.4%) and $436.8 (5.3%) for the three- and six-month periods ended June 30, 1995, respectively, when compared to the corresponding 1994 periods. The components of Total Operating Revenues were as follows:

                           For the Three     For the Six
                            Months Ended     Months Ended
                              June 30,         June 30,
                           1995     1994     1995    1994

Local Service            $1,793.4 $1,709.7 $3,561.7 $3,389.4
Interstate Access           805.6    765.0  1,600.7  1,567.4
Intrastate Access           227.0    230.4    453.1    460.5
Toll                        265.7    300.4    546.6    600.6
Directory Advertising
  and Publishing            389.0    396.3    742.2    741.1
Wireless Communications     623.1    494.4  1,223.0    948.3
Other Services              286.5    231.7    561.7    544.9

Total Operating Revenues $4,390.3 $4,127.9 $8,689.0 $8,252.2

Local Service revenues increased $83.7 (4.9%) and $172.3 (5.1%) for the three- and six-month periods ended June 30, 1995, respectively, as compared to the same 1994 periods. The increases for both periods were due primarily to 4.8% growth in access lines in service since June 30, 1994; increases for the three- and six-month periods of $27 and $50, respectively, due to higher customer demand for Touchstar and Custom Calling services; and the effect of expanded local area calling plans. The increases for both periods were partially offset by net rate reductions since June 30, 1994 of approximately $39 and $52, respectively. Such rate reductions include a $31 refund in Florida that had previously been accrued as a reduction in Other Services revenues, pending determination of the specific revenue category affected.

Interstate Access revenues increased $40.6 (5.3%) and $33.3 (2.1%) for the three- and six-month periods ended June 30, 1995, respectively, as compared to the same prior year periods. The increases for both periods were attributable primarily to growth in minutes of use of 8.2% and 7.9%, respectively and increases in end-user charges of $12 and $24, respectively, attributable to growth in the number of access lines in service. Also contributing were increases of $13 and $18, respectively, due to higher demand for special access services. The increases were partially offset by net rate reductions since June 30, 1994, including revenue deferrals under the Federal Communications Commission's (FCC) current price cap plan, of approximately $6 and $44, respectively.

Intrastate Access revenues decreased $3.4 (1.5%) and $7.4 (1.6%) for the three- and six-month periods ended June 30, 1995, respectively, from the comparable 1994 periods. The decreases were due primarily to rate reductions since June 30, 1994 of approximately $25 and $54, respectively, principally in Florida. The decreases were partially offset by growth in minutes of use of 14.7% and 13.9%, respectively.

Toll revenues decreased $34.7 (11.6%) and $54.0 (9.0%) for the three- and six-month periods ended June 30, 1995, respectively, when compared to the same prior year periods. The decreases were primarily attributable to declines in toll messages of 11.4% and 7.9%, respectively, and net rate reductions since June 30, 1994 of approximately $17 and $28, respectively. Such factors reflect the the expansion of area calling plans and increased competition.

Directory Advertising and Publishing revenues were essentially unchanged for the three- and six-month periods ended June 30, 1995 when compared to the same prior year periods, primarily reflecting the impacts of changes in the issue dates of certain Yellow Pages directories, which reduced revenues in the second quarter of 1995.

Wireless Communications revenues include revenues from the consolidated wireless communications businesses (cellular and paging within BellSouth Enterprises) as well as revenues from interconnections by unaffiliated cellular carriers with BellSouth Telecommunications' network. (BellSouth's interests in the net income or loss of the unconsolidated wireless businesses within BellSouth Enterprises, which are accounted for under the equity method of accounting, are recorded in Other Income (Expense), net.) Wireless Communications revenues increased $128.7 (26.0%) and $274.7 (29.0%) for the three- and six-month periods ended June 30, 1995, respectively, when compared to the same periods last year. The increases were primarily attributable to continued growth of the customer base in domestic and international markets.

Other Services revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services, billing and collection services and other nonregulated services (primarily inside wire services) offered by BellSouth Telecommunications. Other Services revenues increased $54.8 (23.7%) and $16.8 (3.1%) for the three- and six-month periods ended June 30, 1995, respectively, when compared to the corresponding 1994 periods.

For both periods, the increases were attributable to reduced levels of revenue reduction accruals related to potential sharing under certain state regulatory plans, the effect of which increased Other Services revenues by approximately $30, and the reclassification of a $31 revenue reduction accrual to Local Service revenues, related to a refund in Florida. The increases were also due in part to approximately $10 and $21, respectively, resulting from higher demand for voice messaging and inside wire services. The increases were partially offset by $9 for accrual of a refund pending in Georgia; $9 and $15 for the three- and six-month periods, respectively, due to reduced demand for billing and collection services; and, for the six-month period, by approximately $33 related to the sale in April 1994 of BellSouth Telecommunications' out-of-region CPE sales and service operations.

Operating Expenses

Total Operating Expenses increased $167.6 (5.4%) and $258.9 (4.2%) for the three- and six-month periods ended June 30, 1995, respectively, compared to the same periods in 1994. The components of Total Operating Expenses were as follows:
                           For the Three     For the Six
                            Months Ended     Months Ended
                              June 30,         June 30,
                           1995     1994     1995    1994

Depreciation and
  Amortization           $859.0   $800.7   $1,693.4 $1,599.1

Other Operating Expenses:
Cost of Services and
  Products              1,484.8  1,492.3    2,987.9  2,984.6
Selling, General
  and Administrative      950.1    833.3    1,816.0  1,654.7
                        2,434.9  2,325.6    4,803.9  4,639.3
Total Operating
  Expenses             $3,293.9 $3,126.3   $6,497.3 $6,238.4

Depreciation and Amortization increased $58.3 (7.3%) and $94.3 (5.9%) for the three- and six-month periods ended June 30, 1995, respectively, compared to the same periods in 1994. The increases were due primarily to higher average levels of property, plant and equipment since June 30, 1994 resulting from continued growth in the customer base for wireless and wireline services and continued modernization of the networks. The increases were also due in part to depreciation rate adjustments in several states served by BellSouth Telecommunications.

For a discussion of the impact of discontinuance of SFAS No. 71 on depreciation expense in future periods, see "Extraordinary Losses - Discontinuance of SFAS No. 71" below.

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

Other Operating Expenses increased $109.3 (4.7%) and $164.6 (3.5%) for the three- and six-month periods ended June 30, 1995, respectively, when compared to the corresponding 1994 periods. The increases for the periods were primarily attributable to increased expenses of $101 and $194, respectively, related to growth in the wireless communications customer base, reflecting additional marketing and operational costs associated with higher levels of sales and expanded operations. At the core wireline business, increases related primarily to volume growth were substantially offset by decreases of approximately $52 and $89, respectively, for labor costs, including expenses for employee benefits. The decreases in such labor costs reflect employee reductions since June 30, 1994 attributable to the restructuring plan begun in 1993, partially offset by annual compensation increases for management and represented employees. For the six-month period, the increase was partially offset by a decrease of $34 at BellSouth Telecommunications' CPE business, primarily attributable to the sale in April 1994 of the out-of-region CPE sales and service operations.

Other Income Statement Items

The other income statement components were as follows:

                       For the Three        For the Six
                     Months Ended June   Months Ended June
                            30,                 30,
                      1995      1994      1995       1994

Interest Expense     $186.3    $154.0    $360.3     $318.9
Other Income
  (Expense), net        9.0     (11.7)     (1.7)      47.8
Provision for
  Income Tax          362.2      319.4     725.7     640.9


Interest Expense increased $32.3 (21.0%) and $41.4 (13.0%) for the three- and six- month periods ended June 30, 1995, respectively, compared to the same periods last year. The increases were primarily attributable to higher average interest rates on short-term borrowings.

Other Income, net increased $20.7 and decreased $49.5 for the three- and six-month periods ended June 30, 1995, respectively, compared to the corresponding periods in 1994. The increase for the three-month period was due primarily to $13 related to changes in minority interests in wireless and developing businesses and $6 in increased interest income. The decrease for the six-month period was due to the inclusion in first quarter 1994 of a $67.5 gain on the sale of an international cellular investment and increased losses in 1995 of approximately $23 from unconsolidated affiliates, primarily developing cellular operations in Germany and Israel.
The decrease for the six-month period was partially offset by a $15 increase in interest income and the $13 increase related to changes in minority interests.

Provision for Income Taxes increased $42.8 (13.4%) and $84.8 (13.2%) for the three-and six-month periods ended June 30, 1995, respectively, over the comparable 1994 periods. For the three- and six-month periods ended June 30, 1995, BellSouth's effective tax rates were 39.4% and 39.7%, respectively, compared to 38.2% and 36.8%, respectively, for the same periods last year. The lower effective tax rate for such six-month period in 1994 reflects the benefit of capital loss carryforwards used in connection with the sale in first quarter 1994 of an international cellular investment.

Extraordinary Losses

Discontinuance of SFAS No. 71. As a result of its continuing regulatory and marketplace assessments, BellSouth Telecommunications has concluded that it is no longer appropriate to prepare its external financial results using the accounting method required for regulated enterprises. BellSouth Telecommunications believes that based on the changing regulatory environment and the increasing level of competition, it was required to discontinue SFAS No. 71 for financial reporting purposes. Discontinuance was required because most of BellSouth Telecommunications' revenues will be generated under market-based pricing and because it is doubtful that regulated rates sufficient to recover the net book value of telephone plant could be charged to and collected from customers. Accordingly, in the second quarter, BellSouth Telecommunications discontinued application of SFAS No. 71 and recorded a non-cash extraordinary charge of $2,717.7 (net of a deferred tax benefit of $1,731.3). The extraordinary charge reflects $3,002 (after tax) to reduce the recorded value of long lived telephone plant and equipment to the level appropriate for non-regulated enterprises. The overall charge was partially offset by $194 related to the method by which BellSouth Telecommunications reports its directory publishing revenues, $71 related to the elimination of regulatory assets and liabilities and $19 for the partial acceleration of unamortized investment tax credits associated with the reductions in asset carrying values and in asset lives.

Recent changes in its regulatory framework and the simultaneous elimination of legal and regulatory barriers for its competitors both support discontinuance of SFAS No. 71.
In the regulatory arena, obtaining price regulation has been and continues to be a cornerstone in BellSouth Telecommunications' corporate strategy. Due in part to its actions in implementing this strategy, changes in the regulatory framework are now occurring (see "Regulatory and Competitive Environment - State Regulation"). As a result of such changes, a significant portion of BellSouth Telecommunications' revenue will no longer be regulated based on the recovery of specific costs. Furthermore, BellSouth Telecommunications expects that competition in its local exchange markets will accelerate. The removal of legal and regulatory barriers is expected to encourage potential competitors to accelerate deployment of competing networks to either compete directly for local service or to bypass the BellSouth Telecommunications network for long distance access. Potential competitors have continued to make investments in wireless licenses, cable properties and enhanced interexchange networks, which serves as further evidence of increased competition.

In connection with the discontinuance of SFAS No. 71, the average depreciable lives of significant categories of long lived telephone plant will be reduced to more closely reflect the economic and technological lives. As a result of such shorter lives applicable to both existing and newly acquired assets, BellSouth expects that depreciation expense will increase about $22 in 1995 and about $70 in 1996. However, the impact on net income in these time periods is not expected to be significant because of the elimination of the amortization of regulatory assets and the acceleration of unamortized investment tax credits due to the shorter lives of telephone plant.

See Note D to the Consolidated Financial Statements.

Early Extinguishment of Debt. During the second quarter, BellSouth Telecommunications recognized an extraordinary loss of $15.8 (net of taxes of $10.0) related to the early extinguishment of an outstanding debt issue. See Note D to the Consolidated Financial
Statements.

FINANCIAL CONDITION

BellSouth uses the net cash generated from its operations and external financing to fund capital expenditures, pay dividends and invest in and operate its existing operations and new businesses. While current liabilities exceeded current assets at both June 30, 1995 and December 31, 1994, BellSouth's sources of funds -- primarily from operations and, to the extent necessary, from readily available external financing arrangements -- are sufficient to meet all current obligations on a timely basis. In addition, BellSouth believes such sources of funds will be sufficient to meet the needs of its business for the foreseeable future.

                                      For the Six
                                      Months Ended
                                        June 30,
                                      1995    1994
Net Cash Provided by Operating
  Activities                        $2,503.3 $2,606.5

Operating Activities. Net cash provided by operating activities decreased $103.2 (4.0%) in the first six months of 1995 compared with the same period in 1994. The decrease resulted primarily from a reduction of accounts payable and other current liabilities totalling $382; such reduction was partially offset by an increase of $272 in operating income excluding depreciation and amortization.

                                      For the Six
                                      Months Ended
                                        June 30,
                                      1995    1994
Net Cash Used for Investing
  Activities                      ($2,197.4) ($1,810.0)

Investing Activities. BellSouth's primary use of capital resources continues to be for capital expenditures to support development of the wireline and wireless networks. Net cash used for investing activities increased $387.4 (21.4%) in the first six months of 1995 compared to the corresponding 1994 period. The increase was primarily due to higher capital expenditures of $203 related to network development, the inclusion in 1994 of approximately $130 from the sale of an international investment and other businesses and the purchase in 1995 of PCS licenses from the FCC for $82. Internal sources provided substantially all cash required for capital expenditures in the first six months of 1995. For the remainder of 1995, BellSouth expects to continue to finance capital expenditures primarily through internally generated funds, and, to the extent necessary, from external sources.
                                      For the Six
                                      Months Ended
                                        June 30,
                                      1995    1994
Net Cash Used for Financing
  Activities                        ($401.1) ($520.4)

Financing Activities. Net cash used for financing activities decreased $119.3 (22.9%) in first six months of 1995 compared with the same period last year. The decrease reflects higher levels of proceeds from net long-term borrowing activity partially offset by lower levels of proceeds from net short-term borrowing activity.

During second quarter 1995, BellSouth issued $500 of long-term debt and, with the net proceeds, refinanced outstanding short-term debt. During the same period, BellSouth issued an additional $300 of long-term debt and refinanced an outstanding long-term debenture issue (see Note D to the Consolidated Financial Statements). Additional refinancings of both short- and long-term debt are possible during the remainder of the year depending on prevailing market interest rates. As of July 31, 1995, shelf registration statements were on file with the Securities and Exchange Commission under which $1,727.3 of long-term debt securities could be publicly offered.

BellSouth's debt to total capitalization ratio increased from 39.3% at December 31, 1994, to 44.5% at June 30, 1995. The increase was primarily caused by the reduction in equity due to the extraordinary loss from the discontinuance of SFAS No. 71 .

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

At June 30, 1995, the remaining liability associated with the 1993 restructuring plan was $329.9, all of which was classified as current. Since inception of the restructuring plan, total employee reductions were approximately 6,600, including 4,500 since June 30, 1994. As a result of this reduction of 4,500 employees, operating expenses for the three- and six- month periods ended June 30, 1995 were reduced by approximately $50 and $100, respectively.

A summary of employee reductions and expenditures through June 30, 1995 under the 1993 restructuring plan is as follows:

                           Second       Year-
                           Quarter     to-Date   Year    Year
                            1995        1995     1994    1993   Total

Employee Reductions         1,200       1,400    3,900   1,300  6,600

Expenditures By Component:
 Consolidation and
  Elination of Operations   $80.8      $109.1   $164.6   $14.7 $288.4
 Systems                     55.7        99.0    170.3     ---  269.3
 Employee Separation         37.7        76.7    133.8    38.3  248.8
        Total              $174.2      $284.8   $468.7   $53.0 $806.5

Expenditures By Type:
   Cash                    $159.8      $253.7   $390.2   $53.0 $696.9
   Non-Cash                  14.4        31.1     78.5     ---  109.6
        Total              $174.2      $284.8   $468.7   $53.0 $806.5

Capital Expenditures (not
 included in above
 expenditures)              $54.6       $84.1   $203.6     --- $287.7

BellSouth Telecommunications expects to substantially complete the 1993 restructuring plan activities in 1995. In connection with the 1993 plan, total employee reductions in 1995 are projected to be approximately 5,000, including the reductions of 200 and 1,200 which occurred in the first and second quarters, respectively.

ADDITIONAL WORKFORCE REDUCTIONS

In May 1995, BellSouth Telecommunications announced plans to reduce its work force by an additional 9,000 to 11,000 employees over the next two years. These employee reductions, which are in addition to the employee reductions still pending under the 1993 restructuring plan (discussed above), are necessary to enable BellSouth Telecommunications to effectively address the rapid development of competition in its nine-state region. Planned activities to facilitate these additional employee reductions will include significant changes in the company's staff support operations and business processes.

The specific financial impacts are currently not estimable; the initial cost of such reductions will be recognized by the end of 1995 when the actual number and classification of employees affected and the final terms and conditions of related separation
benefit plans are determined.   As future process improvement plans
are identified and finalized, further employee reductions are expected.

REGULATORY AND COMPETITIVE ENVIRONMENT

State Regulation

Tennessee. In June, a law was enacted which authorizes local exchange competition in BellSouth Telecommunications' service areas and allows qualified service providers to elect price regulation. As permitted under the provisions of the law, BellSouth Telecommunications filed an application for a price regulation plan to be effective October 1, 1995. Under the terms of such plan, the rates in effect on October 1, 1995 for basic services, which include residence and business lines and other defined services, would be capped for four years, after which an inflation-based formula will be used to change basic rates. The rates in effect on October 1, 1995 for all services other than basic services remain in effect upon implementation of the price regulation plan, with subsequent annual rate adjustments subject to an inflation-based formula.

An interexchange carrier has filed pleadings with the Tennessee
Commission to block implementation of the plan. A decision is pending.

Several companies have been approved by the Tennessee Commission to provide various services, including local exchange and exchange access, in competition with BellSouth Telecommunications.

Florida. In June, a law was enacted which, effective January 1, 1996, permits local exchange competition in BellSouth Telecommunications' service areas. The law also allows qualified service providers to elect price regulation, effective at the later of January 1, 1996 or such time that an alternative local exchange carrier is approved to provide services in BellSouth Telecommunications' territory. Under price regulation, prices for basic services, which are flat-rate residential and single-line business local exchange services and other defined services, will be capped for five years, after which an inflation-based formula will be used to change basic rates. Prices for certain non-basic services, including multi-line business service, will be capped for three years at the rates in effect on July 1, 1995; prices for other non-basic services may be adjusted annually subject to defined limitations. The price regulation provisions also provide that intrastate switched access rates will decrease by 5% annually until such rates are at parity with interstate switched access rates effective in 1994.

While BellSouth Telecommunications is eligible to elect price regulation, it must also comply with the provisions of a previously-disclosed settlement reached with Florida's Office of Public
Counsel in January 1994. Such settlement provides for scheduled rate reductions of $80 in October 1995 and $84 in October 1996 as well as the continuation of current earnings sharing provisions through 1996 or 1997, subject to defined terms in the settlement. BellSouth Telecommunications expects to file with the Florida Commission later in 1995 a notice of election for price regulation.

Several companies have filed applications with the Florida
Commission to provide various services, including local exchange and exchange access, in competition with BellSouth
Telecommunications.

Georgia. In June, the Georgia Public Service Commission, after a review of BellSouth Telecommunications' rates and charges, ordered BellSouth Telecommunications to refund $9 to existing customers and reduce rates prospectively by $33. Of such $33, approximately $12 had been previously implemented or scheduled; the remaining $21 will be applied to intrastate switched access rates. In August, the Georgia Commission granted the motion of the Consumers' Utility Council to reconsider this order. A decision is pending.

In July, BellSouth Telecommunications filed an election for alternative regulation with the Georgia Commission, to be effective on August 5, 1995. Under alternative regulation, basic residence and single-line business rates in effect on the date the company becomes subject to alternative regulation will be capped for five years, after which an inflation-based formula will be used to change rates. Rates for intrastate switched access services will be no higher than the rates charged for interstate switched access services. As a result of the rate reductions discussed above, such intrastate rates have been reduced below the required level. Also, as of July 1995, competition for local exchange services in areas served by BellSouth Telecommunications is authorized.

An interexchange carrier has requested that the Georgia Commission stay BellSouth Telecommunications' election of alternative regulation. A decision is pending.

Several companies have filed applications to provide various services, including local exchange and exchange access, in competition with BellSouth Telecommunications. The Georgia Commission has announced it will conduct hearings with respect to these applications; however, the dates of such hearings have not been scheduled. In addition, at least one other company has filed an application to resell local exchange services in Georgia.

Alabama.  In June, a law was enacted which permits the Alabama
Public Service Commission to authorize alternative methods of regulation for local exchange carriers, including BellSouth
Telecommunications. BellSouth Telecommunications has filed a price regulation plan with the Alabama Commission. A decision is pending.

Kentucky. In July, the Kentucky Public Service Commission approved BellSouth Telecommunications' previously-filed price regulation plan, with certain modifications.
In connection with approval of the plan, which is effective immediately, the Kentucky Commission ordered reductions in rates for access, toll and residential touch-tone services and other defined charges, which together aggregate $29. BellSouth Telecommunications is required to file revised tariffs reflecting the provisions of the approved plan by August 21, 1995.

Under the plan, after giving effect to the rate reductions discussed above, basic residential rates are capped for three years, intrastate switched access rates are limited to rates in effect for interstate switched access and prices for services deemed competitive under the plan will be based solely on market factors.

The Kentucky Commission has also opened a docket to consider local exchange competition.

North Carolina. As permitted under the law enacted in April, BellSouth Telecommunications expects to file in 1995 a price regulation plan for approval by the North Carolina Utilities Commission. Other companies have filed applications with the North Carolina Commission to provide local exchange and exchange access services in competition with BellSouth Telecommunications.

Mississippi. The Mississippi Public Service Commission has opened a docket to consider a properly structured price regulation plan.
A decision is pending.


Federal Legislation

The U. S. Senate and House of Representatives have each passed bills, S.652 and H.R. 1555, respectively, which could, if enacted into law, significantly affect BellSouth's business operations and opportunities. Among other things, such bills include, subject to defined terms and limitations, provisions that open local exchange markets to competition while allowing Bell Holding Companies, including BellSouth, to provide interLATA (long distance) service. The ultimate disposition of this matter is uncertain, pending reconciliation of differences in the bills' provisions by a joint committee of the House and Senate; approval of a revised bill by both the House and Senate; and signature by the President.

BUSINESS DEVELOPMENTS

CWA Working Agreement

On August 8, 1995, BellSouth reached a tentative agreement with the Communications Workers of America (CWA) on new three-year contracts covering approximately 57,000 employees. The contracts, which are subject to ratification by CWA members, include basic wage increases of 10.9% (compounded) over three years. In addition, the agreement provides a cash payment of one thousand one hundred dollars to each eligible employee upon ratification and payments of one thousand one hundred dollars per eligible employee in either cash or BellSouth stock, at the option of the employee, on the 1996 and 1997 contract anniversary dates. Other terms of the agreement include discontinuance of annual wage adjustments based on cost of living increases and discontinuance of annual incentive payments.

Cellular Reseller Agreement

In August, BellSouth Cellular Corp. (BCC), a wholly-owned subsidiary of BellSouth, and MCI Telecommunications Corporation
(MCI) signed an agreement to allow MCI to resell cellular service provided by BCC in all BCC-controlled markets. According to the agreement, MCI will be responsible for all billing, customer service, marketing and advertising involved in selling the service, while BCC will provide the network infrastructure for carrying the cellular traffic.


                PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders


BellSouth's 1995 Annual Meeting of Shareholders was held on April
24, 1995. At the meeting, the following items were submitted to a vote of the shareholders:

Election of Directors:

The following directors were elected with not less than 97.9% of the votes cast to serve terms expiring in:

1998:
                            For          Withheld
James H. Blanchard       389,771,303     6,999,146

Armando M. Codina        389,491,738     7,278,711

J. Tylee Wilson          389,287,116     7,483,333


1997:
                            For          Withheld
Robin B. Smith           388,555,130     8,215,319


Ratification of Coopers & Lybrand L.L.P. as Independent Auditors:

     For          Against        Abstain
 390,364,218     3,458,087      2,948,114

Director Proposals:

Stock Plan:

     For          Against        Abstain       Broker Non-
                                                  Votes
 295,593,058     51,625,383     8,519,795       41,032,213

Non-Employee Director Stock Plan:

     For          Against        Abstain       Broker Non-
                                                  Votes
 286,533,019     59,516,821     9,688,396       41,032,213

Shareholder Proposals:

Limitation on Executive Compensation :

     For          Against        Abstain       Broker Non-
                                                  Votes
 51,207,362     293,298,204     11,232,670      41,032,213

Revised Executive Incentive Award :

     For          Against        Abstain       Broker Non-
                                                  Votes
 45,829,249     295,281,425     14,627,562      41,032,213

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



 10j-1   BellSouth Corporation Supplemental Executive
          Retirement Plan as amended May 15, 1995.

 10t-5   Amendment dated March 3, 1995 to the BellSouth
          Personal Retirement Account Pension Plan.

 10u-1   BellSouth Corporation Trust Under Executive Plan(s)
          as amended April 28, 1995.

 10v-1   BellSouth Telecommunications, Inc. Trust Under
          Executive Benefit Plan(s) as amended April 28, 1995

 10w-1   BellSouth Corporation Trust Under Board of Directors
          Benefit Plan(s) as amended April 28, 1995.

 10x-1   BellSouth Telecommunications, Inc. Trust Under Board
          of Directors Benefit Plan(s) as amended April 28, 1995.

 10y-1   BellSouth Enterprises, Inc. Trust Under Executive
          Benefit Plan(s) as amended April 28, 1995.

 10aa-1 BellSouth Nonqualified Deferred Income Plan as amended May 15, 1995.

 10bb    BellSouth Corporation Stock Plan

 11      Computation of Earnings Per Common Share.

 12      Computation of Ratio of Earnings to Fixed Charges.

 27      Financial Data Schedule.


(b) Reports on Form 8-K:

      May 18, 1995           Workforce Reduction

      June 30, 1995          Discontinuance of SFAS No. 71

      July 20, 1995          Second Quarter 1995 Earnings Release

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


                                              BELLSOUTH CORPORATION

                                         By    /s/  Ronald M. Dykes
                                                    RONALD M. DYKES
            Vice President, Chief Financial Officer and Comptroller
                       (Principal Financial and Accounting Officer)


August 10, 1995
                        EXHIBIT INDEX

  Exhibit
  Number



 10j-1   BellSouth Corporation Supplemental Executive
          Retirement Plan as amended May 15, 1995.

 10t-5   Amendment dated March 3, 1995 to the BellSouth
          Personal Retirement Account Pension Plan.

 10u-1   BellSouth Corporation Trust Under Executive Plan(s)
          as amended April 28, 1995.

 10v-1   BellSouth Telecommunications, Inc. Trust Under
          Executive Benefit Plan(s) as amended April 28, 1995.

 10w-1   BellSouth Corporation Trust Under Board of Directors
          Benefit Plan(s) as amended April 28, 1995.

 10x-1   BellSouth Telecommunications, Inc. Trust Under Board
          of Directors Benefit Plan(s) as amended April 28, 1995.

 10y-1   BellSouth Enterprises, Inc. Trust Under Executive
          Benefit Plan(s) as amended April 28, 1995.

 10aa-1 BellSouth Nonqualified Deferred Income Plan as amended May 15, 1995.

 10bb    BellSouth Corporation Stock Plan

 11      Computation of Earnings Per Common Share.

 12      Computation of Ratio of Earnings to Fixed Charges.

 27      Financial Data Schedule.