Form 10-Q
period 1995-09-30
BELLSOUTH CORP
filed 1995-11-14
CIK 732713

SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D. C.  20549




                          FORM 10-Q
                         (Mark One)

    |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1995

                             OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from        to


                Commission file number 1-8607





                    BELLSOUTH CORPORATION
   (Exact name of registrant as specified in its charter)


           Georgia                       58-153343
      (State of Incorporation)          (I.R.S. Employer
                                  Identification Number)


 1155 Peachtree Street, N. E., Atlanta, Georgia  30309-3610
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

At November 8, 1995, a total of 993,463,610 common shares were outstanding.

                      Table of Contents


Item                                                         Page
                            Part I
 1.  Financial Statements                                      3
         Consolidated Statements of Income                     3
         Consolidated Balance Sheets                           5
         Consolidated Statements of Cash Flows                 6
         Notes to Consolidated Financial Statements            7
         Selected Operating Data                              13

 2.  Management's Discussion and Analysis of Results of
     Operations and Financial Condition                       15
        Results of Operations                                 15
            Volumes of Business                               16
            Operating Revenues                                17
            Operating Expenses                                19
            Other Income Statement Items                      21
            Extraordinary Losses                              21
        Financial Condition                                   23
        Work Force Reduction Charges                          24
            1995 Work Force Reduction Charge                  24
            Postemployment Benefits Charge                    25
            1993 Restructuring of Telephone Operations        25
        Regulatory and Competitive Environment                26
            Regulation                                        26
            Competition                                       29
     Business Developments                                    29
            Pending Sale of Paging Subsidiary                 29
            CWA Working Agreement                             29
        Accounting Pronouncement                              29

                           Part II
 6.  Exhibits and Reports on Form 8-K                         30

                PART I - FINANCIAL INFORMATION

                    BELLSOUTH CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)
           (In Millions, Except Per Share Amounts)


                              For the Three Months    For the Nine Months
                               Ended September 30,    Ended September 30,
                                 1995       1994        1995     1994
Operating Revenues:
Network and related services
Local service                 $1,856.8    $1,728.2    $5,418.5   $5,117.6
Interstate access                805.4       770.8     2,406.1    2,338.2
Intrastate access                229.9       226.6       683.0      687.1
Toll                             219.8       298.4       766.4      899.0
Directory advertising and
  publishing                     366.3       364.3     1,108.5    1,105.4
Wireless communications          665.0       528.7     1,888.0    1,477.0
Other services                   289.0       280.7       850.7      825.6
Total Operating Revenues       4,432.2     4,197.7    13,121.2   12,449.9

Operating Expenses:
Cost of services and
  products                     1,542.4     1,521.8     4,530.3    4,506.4
Depreciation and
  amortization                   874.0       814.1     2,567.4    2,413.2
Selling, general and
  administrative                 958.4       868.1     2,774.4    2,522.8
Total Operating Expenses       3,374.8     3,204.0     9,872.1    9,442.4

Operating Income               1,057.4       993.7     3,249.1    3,007.5

Interest Expense                 171.7       177.3       532.0      496.2
Other Income (Expense), net       52.6       (22.9)       50.9       24.9

Income Before Income Taxes
 and Extraordinary Losses        938.3       793.5     2,768.0    2,536.2
Provision for Income Taxes       379.8       294.0     1,105.5      934.9

Income Before Extraordinary
 Losses                          558.5       499.5     1,662.5    1,601.3
Extraordinary Loss for
 Discontinuance of SFAS No.
 71, net of tax (Note D)            --          --    (2,717.7)        --
Extraordinary Loss on Early
 Extinguishment of Debt, net
 of tax (Note D)                    --          --       (15.8)        --

Net Income (Loss)             $  558.5    $  499.5   $(1,071.0)  $1,601.3


                    BELLSOUTH CORPORATION
        CONSOLIDATED STATEMENTS OF INCOME (Continued)
                         (Unaudited)
           (In Millions, Except Per Share Amounts)


                              For the Three Months  For the Nine Months
                              Ended September 30,   Ended September 30,
                                1995       1994         1995   1994

Weighted Average Common
 Shares Outstanding             993.1      992.4      992.8     992.3
Dividends Declared Per
 Common Share                     $.36       $.345     $1.05     $1.035

Earnings Per Share:
Income Before Extraordinary
 Losses                           $.56       $.50      $1.67     $1.61
Extraordinary Loss for
 Discontinuance of SFAS No.
 71, net of tax (Note D)            --         --      (2.73)       --
Extraordinary Loss on Early
 Extinguishment of Debt, net
 of tax (Note D)                    --         --       (.02)       --

Earnings (Loss) Per Share         $.56       $.50     $(1.08)    $1.61

The accompanying notes are an integral part of these financial statements.

                    BELLSOUTH CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
           (In Millions, Except Per Share Amounts)

                                                 September    December
                                                    30,         31,
                                                    1995        1994

                     ASSETS
Current Assets:
 Cash and cash equivalents                           $649.4      $606.5
 Temporary cash investments                            77.0        50.8
Accounts receivable, net of allowance for
  uncollectibles of $173.4 and $154.1              3,438.0     3,126.6
 Material and supplies                                415.6       490.0
 Other current assets                                 359.0       453.9
                                                   4,939.0     4,727.8
Investments and Advances                            2,712.9     2,531.5
Property, Plant and Equipment, net                 20,579.0    25,162.4
Deferred Charges and Other Assets                     409.6       535.4
Intangible Assets, net                              1,477.8     1,439.9
 Total Assets                                     $30,118.3   $34,397.0

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Debt maturing within one year                     $1,589.8    $2,018.7
 Accounts payable                                   1,241.0     1,378.3
 Other current liabilities                          2,878.3     3,101.1
                                                   5,709.1     6,498.1

Long-Term Debt                                      7,866.5     7,435.1
Deferred Credits and Other Liabilities:
 Accumulated deferred income taxes                  1,879.3     3,646.9
 Unamortized investment tax credits                   374.4       443.3
 Other liabilities and deferred credits             1,958.0     2,006.3
                                                   4,211.7     6,096.5
Shareholders' Equity:
 Common stock, $1 par value                        1,007.1       502.5
 Paid-in capital                                    7,612.3     8,064.2
 Retained earnings                                  4,615.2     6,721.1
 Shares held in trust                                (374.5)     (336.2)
 Guarantee of ESOP debt                              (529.1)     (584.3)
                                                  12,331.0    14,367.3
Total Liabilities and Shareholders' Equity       $30,118.3   $34,397.0

The accompanying notes are an integral part of these financial statements.



                    BELLSOUTH CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
           (In Millions, Except Per Share Amounts)

                                                       For the Nine Months
                                                       Ended September 30,
                                                         1995        1994
     Cash Flows from Operating Activities:
    Net income (loss)                                 ($1,071.0)   $1,601.3
      Adjustments to net income:
        Extraordinary loss for discontinuance of
         SFAS No. 71                                    4,449.0          --
        Extraordinary loss on early extinguishment
         of debt                                           25.8          --
        Payment of call premium                           (13.8)         --
        Depreciation and amortization                   2,567.4     2,413.2
        Net losses and dividends from unconsolidated
         affiliates                                       142.6       144.7
        Provision for losses on bad debts                 158.7       135.1
        Deferred income taxes and unamortized
         investment tax credits                        (1,682.6)     (122.6)
        Net change in accounts receivable and
         other current assets                            (307.7)     (390.1)
        Net change in accounts payable and other
         current liabilities                             (278.6)      (28.3)
        Net change in deferred charges and other
         assets                                           (14.0)      (17.6)
        Net change in other liabilities and
         deferred credits                                 261.0       349.7
        Other reconciling items, net                      (31.0)      (27.8)
          Net cash provided by operating activities     4,205.8     4,057.6

     Cash Flows from Investing Activities:
      Capital expenditures                             (2,822.6)   (2,698.0)
      Proceeds from disposition of short-term
       investments                                        124.2        59.2
      Purchases of short-term investments                (150.6)      (79.5)
      Investment dispositions and repayments of
       advances                                           111.2       174.9
      Investments in and advances to unconsolidated
       affiliates                                        (401.3)     (519.6)
      Other                                               (47.6)       41.6
          Net cash used for investing activities       (3,186.7)   (3,021.4)

     Cash Flows from Financing Activities:
      Proceeds from short-term borrowings              14,394.0    17,048.2
      Repayments of short-term borrowings             (14,801.7)  (16,918.5)
      Proceeds from long-term debt                        835.1       149.4
      Repayments of long-term debt                       (376.2)     (105.7)
      Dividends paid                                   (1,026.8)   (1,026.4)
      Other                                                 (.6)       (4.4)
          Net cash used for financing activities         (976.2)     (857.4)

     Net Increase in Cash and Cash Equivalents             42.9       178.8
     Cash and Cash Equivalents at Beginning of Period     606.5       501.5
     Cash and Cash Equivalents at End of Period          $649.4      $680.3

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

Note B -- BellSouth Corporation Consolidated Shareholders' Equity

               Number of
                Shares                              Amount
                     Shares                                  Shares   Guaran-
                      Held                                    Held     tee of
            Common     in    Common    Paid-in   Retained      in       ESOP
            Stock     Trust  Stock     Capital   Earnings    Trust      Debt
                       (1)                                    (1)
Balance at
December
31, 1994     502.5    (6.3)  $502.5    $8,064.2  $6,721.1   $(336.2)  $(584.3)

Net loss                                         (1,071.0)

Dividends
declared                                         (1,042.5)

Shares
issued in
connection
with
various
employee
benefit
plans          0.5             0.5         18.0

Shares
issued to
grantor
trusts         0.6    (0.6)    0.6         37.7               (38.3)


Reduction
of ESOP
debt and
other
related
activity                                              7.6                55.2

Two-for-one
stock split
(2)          503.5    (6.9)   503.5     (503.5)

Foreign
currency
translation
adjustment  ______   ______  ______       (4.1)  ________   _______   _______

Balance at
September
30, 1995    1,007.1  (13.8)  $1,007.1  $7,612.3  $4,615.2   $(374.5)  $(529.1)

(1) Such shares are not considered to be outstanding for financial reporting purposes.

(2) In September 1995, BellSouth's Board of Directors approved a two-for-one stock split effected in the form of a stock dividend, whereby each shareholder of record as of October 11, 1995 would receive on November 8, 1995 one additional share of common stock for each share owned as of that date.
                    BELLSOUTH CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         (Unaudited)
           (In Millions, Except Per Share Amounts)

Note C -- Supplemental Cash Flow Information

   The following supplemental information is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 95, "Statement of Cash Flows."

                                     For the Nine Months
                                     Ended September 30,
                                      1995         1994

Cash Paid For:

   Income taxes                      $932.3       $1,023.6
   Interest                          $566.0       $  545.1

Noncash Investing and Financing Activities:

   Shares issued to grantor trusts      1.2           87.2

Note D -- Extraordinary Losses

   Discontinuance of SFAS No. 71. As a result of its continuing regulatory and marketplace assessments, BellSouth Telecommunications, Inc. (BellSouth Telecommunications), a wholly-owned subsidiary of BellSouth, concluded during the second quarter that it is no longer appropriate to prepare its external financial results using the accounting method required for regulated enterprises. BellSouth Telecommunications believes that, based on recent changes in the regulatory framework and the increasing level of competition, it was required to discontinue SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," for financial reporting purposes. Discontinuance was required because most of BellSouth Telecommunications' revenues are not being generated under cost-based regulation and because it is doubtful that regulated rates sufficient to recover the net book value of telephone plant could be charged to and collected from customers due to the expected levels of future competition. Accordingly, in the second quarter, BellSouth Telecommunications discontinued application of SFAS No. 71 and recorded a non-cash extraordinary charge of $2,717.7 (net of a deferred tax benefit of $1,731.3).
The components of the charge are as follows:

                                                  Pretax    After tax
Reduction in recorded value of long lived
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

   Such reduction of plant was determined by an impairment analysis that identified estimated amounts not recoverable from future discounted cash flows. The analysis considered projected effects of future competition as well as changes in technology and capital requirements. The plant-related charge, all of which related to assets within the regulatory framework, was further supported by depreciation studies that identified inadequate levels of accumulated depreciation for certain asset categories. These studies give recognition to the historical underdepreciation of assets resulting primarily from regulator-prescribed asset lives that exceeded the estimated economic asset lives.

For financial reporting purposes, the average depreciable lives of affected categories of long lived telephone plant have been reduced to more closely reflect the economic and technological lives. Differences between regulator-approved asset lives and the current estimated economic asset lives are as follows:

                                    Composite of           Estimated
                                 Regulator-Approved     Economic Asset
            Category           Asset Lives (in Years)  Lives (in Years)

   Buried metallic cable                20.0                 14.0
   Digital switching                    17.0                 10.0
   Circuit-other                        10.5                  9.1
   Aerial metallic cable                20.0                 14.0
   Underground metallic cable           25.0                 12.0

   The remaining components of the extraordinary charge, which partially offset the plant-related portion of the overall charge, include $194 (after tax) related to the method by which BellSouth Telecommunications reports its directory publishing revenues. BellSouth's unregulated subsidiaries recognize directory publishing revenues and production expenses using issue basis accounting. Under issue basis accounting, revenues and product expenses are recognized when directories are published rather than over the lives of the directories (generally one year) as under the prescribed regulatory accounting framework. BellSouth Telecommunications is now reporting using issue
                    BELLSOUTH CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         (Unaudited)
           (In Millions, Except Per Share Amounts)

Note D -- Extraordinary Losses (continued)

basis accounting consistent with BellSouth's unregulated subsidiaries and with publishing companies in general. The overall extraordinary charge was also reduced by $71 (after tax) to reflect the removal of regulatory assets and liabilities that were recorded as a result of previous actions by regulators. Virtually all of these regulatory assets and liabilities arose in connection with the incorporation of new accounting standards into the ratemaking process, and were transitory in nature. The magnitude of the regulatory assets and liabilities has been decreasing over time due to the ongoing amortization prescribed as a part of the adoption in 1988 of the Federal Communications Commission's current Uniform System of Accounts. In addition, the overall extraordinary charge was reduced by $19 (after tax) for the partial acceleration of unamortized investment tax credits associated with the reductions in asset carrying values and in asset lives.

   Early Extinguishment of Debt. In the second quarter of 1995, BellSouth Telecommunications issued $300 of Ten Year Notes, the proceeds from which were used to redeem and refinance an outstanding $300 Debenture issue, due August 1, 2029. In June, BellSouth Telecommunications called the Debenture issue for redemption on August 1 and executed an in-substance defeasance by depositing $326.6 in an irrevocable trust for the purchase of U.S. government obligations to cover the principal amount called, the call premium of $13.8 and accrued interest due of $12.8. As a result, the $300 Debenture issue (and related deferred issuance costs of approximately $12) was removed from the consolidated balance sheet at June 30, 1995 and an extraordinary loss on early extinguishment of debt of $15.8 (net of taxes of $10.0) was recognized in the second quarter.

Note E -- Pending Sale of Paging Subsidiary

In September, BellSouth agreed to sell to MobileMedia Corporation its paging subsidiary, Mobile Communications Corporation of America (MobileComm), and its two-way nationwide narrowband personal communications services license for a total of $945. Pending regulatory approval, the sale is expected to close in 1996. The gain on such sale, subject to adjustments stipulated in the agreement, is estimated to be approximately $350 (after tax).

For the nine-month period ended September 30, 1995, MobileComm's operating revenues and operating expenses were $257 and $228, respectively, and total assets at September 30, 1995 were $338.

                    BELLSOUTH CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         (Unaudited)
           (In Millions, Except Per Share Amounts)


Note F -- Subsequent Events

Debt Refinancing. In October 1995, BellSouth Telecommunications issued $300 of Thirty Year Debentures, the proceeds from which were used to redeem and refinance an outstanding $300 Debenture issue, due November 1, 2024. As a result, BellSouth Telecommunications will record an extraordinary loss of approximately $13 in the fourth quarter of 1995.

Workforce Reduction Charges. In the fourth quarter of 1995, BellSouth will recognize an estimated pretax charge of approximately $1,085 ($665 after tax), comprised of approximately $945 ($580 after tax) related to planned work force reductions by the end of 1997, approximately $85 ($50 after tax) for expected severance benefit payments after 1997 and approximately $55 ($35 after tax) for additional curtailment losses related to employee reductions under a restructuring plan initiated in 1993.

                    BELLSOUTH CORPORATION
                   SELECTED OPERATING DATA
                         (Unaudited)

                                                    Percent Change
                                                  1995 vs.  1994 vs.
                                         1995       1994      1993

Network Access Lines in Service at September 30 (Thousands)(a):

By Type:
  Residence                              14,551.0  3.5%      3.5%
  Business                                6,116.7  7.7       7.0
  Other                                     255.9  0.8       (0.1)
       Total Access Lines                20,923.6  4.7       4.4

By State:
  Florida                                 5,513.7  4.6       4.7
  Georgia                                 3,508.7  6.0       5.5
  Tennessee                               2,412.4  4.4       4.5
  Louisiana                               2,096.3  3.8       3.5
  North Carolina                          2,083.3  5.7      4.9
  Alabama                                 1,779.5  3.9       3.5
  South Carolina                          1,285.0  4.0       3.3
  Mississippi                             1,152.2  3.8       4.0
  Kentucky                                1,092.5  3.7       3.0
      Total Access Lines                 20,923.6  4.7       4.4

                                                  Percent Change for
                                                   the Periods Ended
                                                  1995 vs.  1994 vs.
                                         1995       1994      1993
Access Minutes of Use (Millions)(a)(b):
  Interstate:
    Three months ended March 31          15,131.3    7.7%     7.9%
    Three months ended June 30           15,597.1    8.2      7.6
    Three months ended September 30      15,713.4    8.5      8.6
    Nine months ended September 30       46,441.8    8.1      8.1

  Intrastate:
    Three months ended March 31           4,529.1   13.1      11.4
    Three months ended June 30            4,789.9   14.7       9.9
    Three months ended September 30       4,884.8   13.8      10.5
    Nine months ended September 30       14,203.8   13.9      10.6

  Total Minutes of Use:
    Three months ended March 31          19,660.4    8.9     8.7
    Three months ended June 30           20,387.0    9.6      8.1
    Three months ended September 30      20,598.2    9.7      9.0
    Nine months ended September 30       60,645.6    9.4      8.6

Toll Messages (Millions)(a):
    Three months ended March 31             370.0   (4.3)     5.3
    Three months ended June 30              352.0  (11.4)     2.1
    Three months ended September 30         328.7  (15.1)     1.7
    Nine months ended September 30        1,050.7  (10.3)     3.0
                    BELLSOUTH CORPORATION
            SELECTED OPERATING DATA  (Continued)
                         (Unaudited)

(a) Prior period operating data are often revised at later dates to reflect updated information. The above information reflects the latest data available for the periods indicated.
(b) Minutes of Use are classified as either interstate or intrastate based on the percentage interstate usage factor. This factor is updated periodically.


                                               Percent Change
                                             1995 vs.  1994 vs.
                                   1995        1994      1993

Cellular and Paging Customers Served at September 30 (Equity
Basis)(c):

Domestic Cellular                 2,544,500    31.9%     39.5%
International Cellular              549,900    77.9     113.5
Paging (all domestic)             1,716,400     9.8      30.9

(c) Includes customers served based on BellSouth's ownership percentage in all markets served.


                                         For the Nine
                                         Months Ended
                                        September 30,
                                             1995
Ratio of Earnings to Fixed Charges (d)       5.57

(d) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes and extraordinary losses, gross interest expense, such portion of rental expense representative of the interest factor on such rentals and equity in losses from less-than-50%-owned investments (accounted for under the equity method of accounting) less the excess of earnings over distributions from less-than-50%-owned investments (accounted for under the equity method of accounting); (ii) fixed charges are comprised of gross interest expense and such portion of rental expense representative of the interest factor on such rentals.

                    BELLSOUTH CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                     FINANCIAL CONDITION
       (Dollars in Millions, Except Per Share Amounts)

       Management's Discussion and Analysis of Results
        of Operations and Financial Condition (MD&A)
         should be read in conjunction with MD&A in
         BellSouth Corporation's (BellSouth) latest
           annual report on Form 10-K and previous
               quarterly reports on Form 10-Q.

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

Approximately 71% and 73% of BellSouth's Total Operating Revenues for the nine-month periods ended September 30, 1995 and 1994, respectively, and a greater portion of income before extraordinary losses were from wireline services provided by BellSouth Telecommunications. Charges for local, access and toll services for the nine-month period ended September 30, 1995 accounted for approximately 59%, 33% and 8%, respectively, of the wireline revenues discussed above. Revenues from wireless communications services and directory advertising and publishing services accounted for approximately 14% and 8%, respectively, of Total Operating Revenues for the nine months ended September 30, 1995. The remainder of such revenues was derived principally from other nonregulated services provided by BellSouth Telecommunications.

RESULTS OF OPERATIONS

All per share amounts herein reflect a two-for-one stock split declared in September 1995. See Note B to the Consolidated
Financial Statements.


                           For the Three     For the Nine
                            Months Ended     Months Ended
                            September 30,   September 30,
                           1995     1994     1995    1994

Income Before
Extraordinary Losses      $558.5   $499.5   1,662.5   1,601.3
Extraordinary Loss for
 Discontinuance of SFAS
 No. 71, net of tax          --       --   (2,717.7)      --
Extraordinary Loss on
 Early Extinguishment
 of Debt, net of tax         --       --      (15.8)      --

Net Income (Loss)         $558.5   $499.5 ($1,071.0) $1,601.3

Earnings (Loss) Per
Share:
Income Before
Extraordinary                $.56    $.50      $1.67   $1.61
 Losses
Extraordinary Loss for
 Discontinuance of
 SFAS No. 71, net of tax       --      --      (2.73)     --

Extraordinary Loss on
 Early Extinguishment
 of Debt, net of tax           --      --       (.02)     --

Earnings (Loss) Per          $.56    $.50     $(1.08)  $1.61
Share

For the three- and nine-month periods ended September 30, 1995, Income Before Extraordinary Losses increased by $59.0 (11.8%) and $61.2 (3.8%), respectively. The increases for both periods resulted primarily from continued strong growth in key business volumes and expense savings attributable to BellSouth Telecommunications' restructuring plan begun in 1993. The increase for the nine-month period was partially offset by the effect of a gain in first quarter 1994 of $67.5 ($.07 per share) related to the sale of an international cellular investment.

For a discussion of the extraordinary losses in 1995, see
"Extraordinary Losses" below and Note D to the Consolidated
Financial Statements.

Volumes of Business

The total number of access lines in service since September 30, 1994 increased by approximately 930,400 (4.7%) to 20,923,600, compared to a 4.4% rate of increase for the same prior year period. Business and residence access lines increased by 7.7% and 3.5%, respectively, compared to growth rates of 7.0% and 3.5% in 1994. The number of second residence lines, included in total residence lines, increased by 207,300 (21.0%) to 1,194,200 and accounted for approximately 42.1% and 22.3% of the overall increase in residence access lines and total access lines, respectively, since September 30, 1994. Such second residence lines are generally used for home office purposes, access to on-line computer services and children's phones. The growth in all categories of access lines was primarily attributable to continued economic improvement in the Southeast and successful marketing programs.

Access minutes of use represent the volume of traffic carried by interexchange carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 1,822.9 million (9.7%) and 5,216.6 million (9.4%) for the three- and nine-month periods ended September 30, 1995, respectively, compared to increases of 9.0% and 8.6% for the same periods last year. The increase in access minutes of use was primarily attributable to access line growth, promotions by the interexchange carriers and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities. The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. For the three- and nine-month periods ended September 30, 1995, toll messages decreased by
58.5 million (15.1%) and 120.3 million (10.3%), respectively, compared to increases of 1.7% and 3.0% for the corresponding periods in 1994. The decreases in 1995 were primarily attributable to the expansion of local area calling plans in Georgia, South Carolina, Florida, North Carolina and Mississippi. These plans and future implementation of other such plans in BellSouth Telecommunications' service region, coupled with competition in the intraLATA toll market, will adversely impact future toll message volumes. Local area calling plans and the effects of competition result in the transfer of calls from toll to local service and access categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.

Domestic cellular customers (equity-weighted) increased by 614,700 (31.9%) since September 30, 1994 to 2,544,500 due to continuing high demand for wireless services. The overall penetration rate (number of customers as a percentage of the total population in the service territory) increased from 4.9% at September 30, 1994 to 6.4% at September 30, 1995. Total minutes of use have also continued to increase, although average minutes of use per cellular customer declined due to the continuing trend of increased penetration into lower-usage market segments.

Since September 30, 1994, the number of international cellular customers increased by 240,800 (77.9%) to 549,900. Growth in total minutes of use for international cellular properties remained strong due to demand stimulated by competitive programs, enhanced services and underdeveloped land-line service.

Paging customers increased by 153,400 (9.8%) to 1,716,400 since
September 30, 1994 due primarily to continued success of the retail distribution program. During third quarter 1995, BellSouth reached an agreement to sell its paging subsidiary; see "Business
Developments" below.

Operating Revenues

Total Operating Revenues increased $234.5 (5.6%) and $671.3 (5.4%) for the three- and nine-month periods ended September 30, 1995, respectively, when compared to the corresponding 1994 periods. The components of Total Operating Revenues were as follows:

                           For the Three      For the Nine
                            Months Ended      Months Ended
                           September 30,     September 30,
                           1995     1994     1995      1994

Local Service            $1,856.8 $1,728.2  $5,418.5  $5,117.6
Interstate Access           805.4    770.8   2,406.1   2,338.2
Intrastate Access           229.9    226.6     683.0     687.1
Toll                        219.8    298.4     766.4     899.0
Directory Advertising
 and Publishing             366.3    364.3   1,108.5   1,105.4
Wireless Communications     665.0    528.7   1,888.0   1,477.0
Other Services              289.0    280.7     850.7     825.6

Total Operating Revenues $4,432.2 $4,197.7 $13,121.2 $12,449.9

Local Service revenues increased $128.6 (7.4%) and $300.9 (5.9%) for the three- and nine-month periods ended September 30, 1995, respectively, as compared to the same 1994 periods. The increases for both periods were due primarily to 4.7% growth in access lines in service since September 30, 1994; increases for the three- and nine-month periods of $29 and $79, respectively, due to higher customer demand for Touchstar and Custom Calling services; and the effect of expanded local area calling plans. The increase for the nine-month period was partially offset by net rate reductions since September 30, 1994 of approximately $49. Such rate reductions include refunds of $31 and $9 in Florida and Georgia, respectively, both of which had previously been accrued as a reduction in Other Services revenues, pending determination of the specific revenue category affected.

Interstate Access revenues increased $34.6 (4.5%) and $67.9 (2.9%) for the three- and nine-month periods ended September 30, 1995, respectively, as compared to the same prior year periods. The increases for both periods were attributable primarily to growth in minutes of use of 8.5% and 8.1%, respectively and increases in end-user charges of $12 and $36, respectively, attributable to growth in the number of access lines in service. Also contributing were increases of $12 and $30, respectively, due to higher demand for special access services. The increases were partially offset by net rate reductions since September 30, 1994 of approximately $30 and $74, respectively.

Intrastate Access revenues were essentially unchanged for the three- and nine-month periods ended September 30, 1995, respectively, when compared to the corresponding 1994 periods, reflecting rate reductions of $18 and $72, respectively, since September 30, 1994 and increases attributable to growth in minutes of use of 13.8% and 13.9%, respectively.

Toll revenues decreased $78.6 (26.3%) and $132.6 (14.7%) for the three- and nine-month periods ended September 30, 1995, respectively, when compared to the same prior year periods. The decreases were primarily attributable to declines in toll messages of 15.1% and 10.3%, respectively, and net rate reductions since September 30, 1994 of approximately $31 and $59, respectively. Such factors reflect the expansion of local area calling plans and
increased competition.   The decreases for the periods were also
due in part to a retroactive independent company settlement during third quarter 1995, which reduced revenues by $31.

Directory Advertising and Publishing revenues were essentially unchanged for the three- and nine-month periods ended September 30, 1995 when compared to the same prior year periods. For the three-month period, increases in the volume of advertising sold were substantially offset by the impact of BellSouth Telecommunications' adoption of issue basis accounting for directory revenues in connection with the discontinuance of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," which is discussed in Note D to the Consolidated Financial Statements. For the nine-month period, increases in the volume of advertising sold were substantially offset by changes in the issue dates of certain Yellow Pages directories, which reduced revenues in 1995.

Wireless Communications revenues include revenues from the consolidated wireless communications businesses (cellular and paging within BellSouth Enterprises) as well as revenues from interconnections by unaffiliated cellular carriers with BellSouth Telecommunications' network. (BellSouth's interests in the net income or loss of the unconsolidated wireless businesses within BellSouth Enterprises, which are accounted for under the equity method of accounting, are recorded in Other Income (Expense), net.) Wireless Communications revenues increased $136.3 (25.8%) and $411.0 (27.8%) for the three- and nine-month periods ended September 30, 1995, respectively, when compared to the same periods last year. The increases were primarily attributable to continued growth of the customer base in domestic and international markets.

Other Services revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services, billing and collection services and other nonregulated services (primarily inside wire services) offered by BellSouth Telecommunications. Other Services revenues increased $8.3 (3.0%) and $25.1 (3.0%) for the three- and nine-month periods ended September 30, 1995, respectively, when compared to the corresponding 1994 periods.

For both periods, the increases were attributable to reduced levels of revenue reduction accruals related to potential sharing under certain state regulatory plans coupled with the reclassification of certain such accruals to Local Service revenues, the combined effect of which increased Other Services revenues by approximately $37 and $88 for the three- and nine-month periods, respectively. The increases were also due in part to approximately $11 and $32, respectively, resulting from higher demand for voice messaging and inside wire services. For both periods, the increases were partially offset by reductions of $24 and $39, respectively, in revenues from billing and collection services; in addition, the increase for the nine-month period was partially offset by approximately $33 related to the sale in April 1994 of BellSouth Telecommunications' out-of-region CPE sales and service operations.

Operating Expenses

Total Operating Expenses increased $170.8 (5.3%) and $429.7 (4.6%) for the three- and nine-month periods ended September 30, 1995, respectively, compared to the same periods in 1994. The components of Total Operating Expenses were as follows:

                           For the Three     For the Nine
                            Months Ended     Months Ended
                           September 30,    September 30,
                           1995     1994     1995    1994

Depreciation and
 Amortization              $874.0   $814.1  $2,567.4 $2,413.2

Other Operating
Expenses:
  Cost of Services and
   Products               1,542.4  1,521.8   4,530.3  4,506.4
  Selling, General and
   Administrative           958.4    868.1   2,774.4  2,522.8

                          2,500.8  2,389.9   7,304.7  7,029.2

Total Operating          $3,374.8 $3,204.0  $9,872.1 $9,442.4
 Expenses

Depreciation and Amortization increased $59.9 (7.4%) and $154.2 (6.4%) for the three- and nine-month periods ended September 30, 1995, respectively, compared to the same periods in 1994. The increases were due primarily to higher levels of property, plant and equipment since September 30, 1994 resulting from continued growth in the customer base for wireless and wireline services and continued modernization of the networks.

For a discussion of the impact of discontinuance of SFAS No. 71 on depreciation expense in 1995 and 1996, see "Extraordinary Losses - Discontinuance of SFAS No. 71" below.

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

Other Operating Expenses increased $110.9 (4.6%) and $275.5 (3.9%) for the three- and nine-month periods ended September 30, 1995, respectively, when compared to the corresponding 1994 periods. The increases for the periods were primarily attributable to increased expenses of $76 and $270, respectively, related to growth in the wireless communications customer base, reflecting additional marketing and operational costs associated with higher levels of sales and expanded operations. At the core wireline business, increases related primarily to volume growth were substantially offset by decreases of approximately $55 and $152, respectively, for labor costs, including expenses for employee benefits. The decreases in such labor costs reflect employee reductions since September 30, 1994 attributable to the restructuring plan begun in 1993, partially offset by annual compensation increases for management and represented employees.

Other Income Statement Items

The other income statement components were as follows:

                       For the Three       For the Nine
                       Months Ended        Months Ended
                       September 30,       September 30,
                      1995      1994      1995       1994
Interest Expense     $171.7    $177.3    $532.0     $496.2
Other Income
 (Expense), net        52.6     (22.9)     50.9       24.9
Provision for
 Income Taxes         379.8     294.0   1,105.5      934.9


Interest Expense decreased $5.6 (3.2%) and increased $35.8 (7.2%) for the three- and nine-month periods ended September 30, 1995, respectively, compared to the same periods last year. The increase for the nine-month period was primarily attributable to higher average interest rates on short-term borrowings and higher average debt levels for both short- and long-term borrowings.

Other Income, net increased $75.5 and $26.0 for the three- and nine-month periods ended September 30, 1995, respectively, compared to the corresponding periods in 1994. The increases for both periods were primarily attributable to overall improved results in cellular and mobile data businesses and increased interest income. The increase for the nine month period was partially offset by the inclusion in first quarter 1994 of a $67.5 gain on the sale of an international cellular investment.

Provision for Income Taxes increased $85.8 (29.2%) and $170.6 (18.2%) for the three- and nine-month periods ended September 30, 1995, respectively, over the comparable 1994 periods. For the three- and nine-month periods ended September 30, 1995, BellSouth's effective tax rates were 40.5% and 39.9%, respectively, compared to 37.1% and 36.9%, respectively, for the same periods last year. The higher effective tax rates for both periods compared with last year, were primarily due to an increase in deferred tax expense resulting from the discontinuance of SFAS No. 71 in 1995. In addition, the lower effective tax rate for the nine-month period in 1994 reflects the first quarter 1994 benefit of capital loss carryforwards used in connection with the sale of an international cellular investment.

Extraordinary Losses

Discontinuance of SFAS No. 71. As a result of its continuing regulatory and marketplace assessments, BellSouth Telecommunications concluded that it is no longer appropriate to prepare its external financial results using the accounting method required for regulated enterprises. BellSouth Telecommunications believes that based on recent changes in the regulatory framework and the increasing level of competition, it was required to discontinue SFAS No. 71 for financial reporting purposes. Discontinuance was required because most of BellSouth Telecommunications' revenues are not being generated under cost-based regulation and because it is doubtful that regulated rates sufficient to recover the net book value of telephone plant could be charged to and collected from customers due to the expected levels of future competition. Accordingly, in the second quarter, BellSouth Telecommunications discontinued application of SFAS No. 71 and recorded a non-cash extraordinary charge of $2,717.7 (net of a deferred tax benefit of $1,731.3). The extraordinary charge reflects $3,002 (after tax) to reduce the recorded value of long lived telephone plant and equipment, all of which was within the regulatory framework, to the level appropriate for non-regulated enterprises. The overall charge was partially offset by $194 related to the method by which BellSouth Telecommunications reports its directory publishing revenues, $71 related to the elimination of regulatory assets and liabilities and $19 for the partial acceleration of unamortized investment tax credits associated with the reductions in asset carrying values and in asset lives.

Recent changes in its regulatory framework and the simultaneous elimination of legal and regulatory barriers for its competitors both support discontinuance of SFAS No. 71. In the regulatory arena, implementation of price regulation has been and continues to be a cornerstone in BellSouth Telecommunications' corporate strategy. Due in part to this strategy, changes in the regulatory framework are now being implemented (see "Regulatory and Competitive Environment - State Regulation"). As a result of such changes, a significant portion of BellSouth Telecommunications' revenue will no longer be regulated based on the recovery of specific costs. Furthermore, BellSouth Telecommunications expects that competition in its local exchange markets will accelerate.
The removal of legal and regulatory barriers is expected to encourage potential competitors to accelerate deployment of competing networks to either compete directly for local service or to bypass the BellSouth Telecommunications network for long distance access. Potential competitors have continued to make investments in wireless licenses, cable properties and enhanced interexchange networks, which serves as further evidence of increased competition.

In connection with the discontinuance of SFAS No. 71, the average depreciable lives of significant categories of long lived telephone plant were reduced to more closely reflect the economic and technological lives. As a result of such shorter lives applicable to both existing and newly acquired assets, BellSouth expects that depreciation expense will increase about $22 in 1995 and about $70 in 1996. However, the impact on net income in these time periods is not expected to be significant because of elimination of the amortization of regulatory assets and the acceleration of unamortized investment tax credits due to the shorter lives of telephone plant.

See Note D to the Consolidated Financial Statements.

Early Extinguishment of Debt. During the second quarter, BellSouth Telecommunications recognized an extraordinary loss of $15.8 (net of taxes of $10.0) related to the early extinguishment of an outstanding debt issue. See Note D to the Consolidated Financial
Statements.

FINANCIAL CONDITION

BellSouth uses the net cash generated from its operations and external financing to fund capital expenditures, pay dividends and invest in and operate its existing operations and new businesses. While current liabilities exceeded current assets at both September 30, 1995 and December 31, 1994, BellSouth's sources of funds -- primarily from operations and, to the extent necessary, from readily available external financing arrangements -- are sufficient to meet all current obligations on a timely basis. In addition, BellSouth believes such sources of funds will be sufficient to meet the needs of its business for the foreseeable future.

                                            For the Nine Months
                                            Ended September 30,
                                             1995         1994
Net Cash Provided by Operating Activities  $4,205.8     $4,057.6

Operating Activities. Net cash provided by operating activities increased $148.2 (3.7%) in the first nine months of 1995 compared with the same period in 1994, primarily due to a $396 increase in operating income excluding depreciation and amortization. Such increase in operating income was partially offset by a greater reduction of accounts payable and other current liabilities of $250.

                                            For the Nine Months
                                            Ended September 30,
                                             1995         1994
Net Cash Used for Investing Activities    $(3,186.7)   $(3,021.4)

Investing Activities. BellSouth's primary use of capital resources continues to be for capital expenditures to support development of the wireline and wireless networks. Net cash used for investing activities increased $165.3 (5.5%) in the first nine months of 1995 compared to the corresponding 1994 period. The increase was primarily due to higher capital expenditures of $125 related to network development and the purchase in 1995 of PCS licenses from the FCC for $82. Internal sources provided substantially all cash required for capital expenditures in the first nine months of 1995. For the remainder of 1995, BellSouth expects to continue to finance capital expenditures primarily through internally generated funds, and, to the extent necessary, from external sources.

                                            For the Nine Months
                                            Ended September 30,
                                             1995         1994
Net Cash Used for Financing Activities      $(976.2)     $(857.4)

Financing Activities. Net cash used for financing activities increased $118.8 (13.9%) in first nine months of 1995 compared to the same period last year. The increase reflects lower levels of net proceeds from all borrowing activities.

In September 1995, BellSouth's Board of Directors raised the quarterly dividend by $.015 per share to a total of $.36 per share payable on November 1 to shareholders of record on October 11.

During second quarter 1995, BellSouth issued $500 of long-term debt and, with the net proceeds, refinanced outstanding short-term debt. During the same period, BellSouth issued an additional $300 of long-term debt and refinanced an outstanding long-term debenture issue. In October, BellSouth issued $300 of long-term debt and refinanced another outstanding long-term debenture issue. See Notes D and F to the Consolidated Financial Statements.

Additional refinancings of both short- and long-term debt are possible during the remainder of the year depending on prevailing market interest rates. As of November 1, 1995, shelf registration statements were on file with the Securities and Exchange Commission under which $2,427 of long-term debt securities could be publicly offered.

BellSouth's debt to total capitalization ratio increased from 39.3% at December 31, 1994 to 43.3% at September 30, 1995. The increase was primarily caused by the reduction in equity due to the extraordinary loss from the discontinuance of SFAS No. 71.

WORK FORCE REDUCTION CHARGES

In the fourth quarter of 1995, BellSouth will recognize an estimated pretax charge of approximately $1,085 ($665 after tax), comprised of approximately $945 ($580 after tax) related to planned work force reductions by the end of 1997, approximately $85 ($50 after tax) for expected severance benefit payments after 1997 and approximately $55 ($35 after tax) for additional curtailment losses related to employee reductions under a restructuring plan initiated in 1993. Each component of the overall charge is discussed below.

1995 Work Force Reduction Charge

In connection with a previously-disclosed plan to significantly reduce its work force by the end of 1997, BellSouth will record a pretax charge of $945 in the fourth quarter of 1995. Under this plan, BellSouth expects to reduce the work force of the core wireline business by approximately 11,300 employees, consisting of approximately 7,000 employees in 1996 and approximately 4,300 employees in 1997.

The work force reduction will be accomplished through the separation of approximately 13,200 employees, partially offset by the planned hiring of new employees primarily to replace those not expected to relocate in connection with the consolidation of work locations.

The $945 pretax charge is comprised of approximately $565 under the provisions of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," related to those employees who are expected to receive severance benefits under preexisting separation plans, and approximately $380 for curtailment losses under the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benfits Other Than Pensions."

Once the plan to reduce 11,300 employees is completed, annual employee cost savings are estimated to be approximately $560. Such annual savings will be partially offset by increased costs of approximately $60 for outsourced services.

Postemployment Benefits Charge

The pretax charge of $85 represents estimated future postemployment severance benefits to be paid after 1997, also in accordance with the provisions of SFAS No. 112. This component is based on BellSouth's belief that work force reductions will continue under existing separation plans, although at reduced separation benefit levels.

1993 Restructuring Of Telephone Operations

In the fourth quarter of 1993, BellSouth Telecommunications recognized a $1,136.4 restructuring charge in connection with a plan to redesign, consolidate and streamline the fundamental processes and work activities in its telephone operations. A total of 10,200 employee reductions were included in the plan. Upon completion, restructuring of the telephone operations is expected to improve overall responsiveness to customer needs and reduce costs.

At September 30, 1995, the remaining liability associated with the 1993 restructuring plan was $175.4, all of which was classified as current. Since inception of the restructuring plan, total employee reductions were approximately 7,700, including 4,600 since September 30, 1994. As a result of this reduction of 4,600 employees, operating expenses for the three- and nine- month periods ended September 30, 1995 were reduced by approximately $50 and $150, respectively. The cumulative reduction of 7,700 employees since inception of the plan has reduced operating expenses in 1995 by approximately $250. For the years 1995 and 1996, cumulative employee reductions under the plan are projected to reduce operating expenses by approximately $375 and $600, respectively.

A summary of employee reductions and expenditures through September 30, 1995 under the 1993 restructuring plan is as follows:

                            Third      Year-
                            Quarte      to-   Year   Year
                            r 1995     Date   1994   1993  Total
                                       1995

Employee Reductions          1,100     2,500  3,900  1,300  7,700

Expenditures By Component:
   Consolidation and
    Elimination              $40.3    $149.4 $164.6  $14.7 $328.7
    of Operations
   Systems                    65.6     164.6  170.3    ---  334.9
   Employee Separation        48.6     125.3  133.8   38.3  297.4

     Total                  $154.5    $439.3 $468.7  $53.0 $961.0


Expenditures By Type:
   Cash                     $137.8    $391.5 $390.2  $53.0 $834.7
   Non-Cash                   16.7      47.8   78.5    ---  126.3

     Total                  $154.5    $439.3 $468.7  $53.0 $961.0


Capital Expenditures (not
included in above           $ 66.8    $150.9 $203.6  $---  $354.5
expenditures)

BellSouth Telecommunications expects to substantially complete the 1993 restructuring plan activities in 1995. During fourth quarter 1995, a pretax charge of $55 will be recognized for additional curtailment losses related to employee reductions under the plan. The additional curtailment losses resulted from a greater number of retirement-eligible employees separating than originally expected.

In connection with the 1993 plan, total employee reductions in 1995 are projected to be approximately 5,000, including the reductions of 2,500 which occurred in the first nine months of 1995.


REGULATORY AND COMPETITIVE ENVIRONMENT

Regulation

Alabama. In June, a law was enacted which permits the Alabama Public Service Commission to authorize alternative methods of regulation for local exchange carriers, including BellSouth Telecommunications. In September, the Alabama Commission approved a price regulation plan, which was effective September 20, 1995 for BellSouth Telecommunications, and a local competition plan. Under the provisions of the price regulation plan, prices for basic services, including local exchange services for residence and business customers, are capped for five years, after which an inflation-based formula will be used to change prices; prices for non-basic services are capped for one year, after which increases are limited to 10% annually; and intrastate access charges are reduced first by $5 to achieve parity with the August 1, 1995 interstate switched access rates, and are then further reduced by $8. The order also provides for specific access reductions in later years through July 1, 1999. Additional terms of the price regulation plan require annual price reductions for certain defined basic services. Such reductions, which are effective July 1 of each year, will be $10, $15, $10, $11 and $11 for 1995, 1996, 1997, 1998
and 1999, respectively.

Under the terms of the local competition plan, service providers, among other things, must be approved by the Alabama Commission and must make their respective networks available for interconnection with all other local networks.

Florida. In June, a law was enacted which, effective January 1, 1996, permits local exchange competition in BellSouth Telecommunications' service areas. The law also allows qualified service providers to elect price regulation, effective at the later of January 1, 1996 or such time that an alternative local exchange carrier is approved to provide services in BellSouth Telecommunications' territory. In November, BellSouth Telecommunications filed with the Florida Public Service Commission an election for price regulation.

In connection with its price regulation election, BellSouth Telecommunications is required to comply with the provisions of a previously-disclosed settlement reached with Florida's Office of Public Counsel in January 1994. Such settlement provides for scheduled rate reductions of $80 in October 1995 and $84 in October 1996 as well as the continuation of current earnings sharing provisions through 1996 or 1997, subject to defined terms in the settlement.

Georgia. In April, a law was enacted which, effective July 1, 1995, authorizes the Georgia Public Service Commission to permit qualified service providers to compete with BellSouth Telecommunications in the local exchange telecommunications market and allows BellSouth Telecommunications to elect alternative regulation. In July, BellSouth Telecommunications filed an election for alternative regulation with the Georgia Commission; such election became effective on August 5, 1995. In October, the Georgia Commission denied an interexchange carrier's request to stay BellSouth Telecommunications' election of alternative regulation.

In June, the Georgia Public Service Commission, after a review of BellSouth Telecommunications' rates and charges, ordered BellSouth Telecommunications to refund $9 to existing customers and reduce rates prospectively by $33. Of such $33, approximately $12 had been previously implemented or scheduled; the remaining $21 will be applied to intrastate switched access rates. In August, the Georgia Commission denied the motion of the Consumers' Utility Council to reconsider this order.

Kentucky. In July, the Kentucky Public Service Commission approved BellSouth Telecommunications' previously-filed price regulation plan, with certain modifications. In connection with approval of the plan, which was effective in July, the Kentucky Commission ordered reductions in rates for access, toll and residential touch-tone services and other defined charges, which together aggregate $29.

The Kentucky Commission has opened a docket to consider local exchange competition.

Mississippi. In November, the Mississippi Public Service Commission approved a price regulation plan which will be effective January 1, 1996 and remain in effect until the end of 2001. Reviews of such plan will be conducted by the Mississippi Commission after three and five years. Under the provisions of the plan, rates for basic services, which include the provision of local telephone service, are capped for three years after which such basic service revenues will be reduced annually by one percent for the duration of the plan. In addition, intrastate switched access rates are capped at the same level as interstate rates over the life of the plan. The terms of the plan provide for increasing amounts of rate reductions, which by the sixth year of the plan amount to approximately $34 annually.

North Carolina. In April, a law was enacted which, effective July 1, 1996, authorizes the North Carolina Utilities Commission to permit local exchange and exchange access competition in BellSouth Telecommunications' service areas; however, such competition may be permitted prior to July 1, 1996 in the territory of a local exchange carrier for which the North Carolina Commission approves a price regulation plan. The law, among other provisions, allows BellSouth Telecommunications to elect to operate under a price regulation plan, which must be approved by the North Carolina Commission. In October, BellSouth Telecommunications filed with the North Carolina Utilities Commission a proposed price regulation plan. The North Carolina Commission has scheduled hearings in January 1996 on the proposed plan.

South Carolina. In March, BellSouth Telecommunications filed a proposed price regulation plan with the South Carolina Public Service Commission. In September, the South Carolina Commission concluded hearings with respect to the proposed price regulation plan and its investigation of BellSouth Telecommunications' 1994 earnings. A decision by the South Carolina Commission is pending.

Tennessee. In June, a law was enacted which authorizes local exchange competition in BellSouth Telecommunications' service areas and allows qualified service providers to elect price regulation.
As permitted under the provisions of the law, BellSouth
Telecommunications filed an application for a price regulation plan to be effective October 1, 1995.

In November, the Tennessee Public Service Commission held a hearing to determine the initial rates for purposes of implementing the price regulation plan. The Tennessee Commission subsequently voted to reduce BellSouth Telecommunications' rates by approximately $57 in setting the initial rates under the price regulation plan. To date, no written order has been issued and BellSouth Telecommunications has not determined what action it may take with regard to an appeal of this order.

Federal Legislation. The U. S. Senate and House of Representatives have each passed bills, S.652 and H.R. 1555, respectively, which could, if enacted into law, significantly affect BellSouth's business operations and opportunities. Among other things, such bills include, subject to defined terms and limitations, provisions that open local exchange markets to competition while allowing Bell Holding Companies, including BellSouth, to provide interLATA (long distance) service. The ultimate disposition of this matter is uncertain, pending reconciliation of differences in the bills' provisions by a joint committee of the House and Senate; approval of a revised bill by both the House and Senate; and signature by the President.


Competition

The Florida, Georgia and Tennessee Commissions have authorized several companies to provide various services, including local exchange and exchange access, in competition with BellSouth Telecommunications. In certain states, such competing companies include AT&T, MCI and U S West or affiliates thereof.

Several companies have also filed applications with the North
Carolina, Alabama and Kentucky Commissions to provide certain services in competition with BellSouth Telecommunications.



BUSINESS DEVELOPMENTS

Pending Sale of Paging Subsidiary

In September, BellSouth agreed to sell to MobileMedia Corporation its paging subsidiary, Mobile Communications Corporation of America, and its two-way nationwide narrowband personal communications services license for a total of $945. Pending regulatory approval, the sale is expected to close in 1996. The gain on such sale, subject to adjustments stipulated in the agreement, is estimated to be approximately $350 (after tax).

CWA Working Agreement

In October, members of the Communications Workers of America (CWA) ratified new three-year contracts with BellSouth covering approximately 57,000 employees.

ACCOUNTING PRONOUNCEMENT

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which BellSouth is required to adopt effective January 1, 1996. SFAS No. 123 establishes optional alternative accounting methods for stock based compensation as well as new required disclosures. The standard is currently under review by BellSouth and, as such, its impact has not yet been determined.

 Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

  Exhibit
  Number

  3a-1 Articles of Amendment to Articles of Incorporation of
            BellSouth Corporation.

  4a     No instrument which defines the rights of holders of long
          and intermediate term debt of BellSouth Corporation is filed herewith pursuant to Regulation S-K, Item
          601(b)(4)(iii)(A).  Pursuant to this regulation,
          BellSouth Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.

  10t-6   Amendment dated October 12, 1995 to the BellSouth
          Personal Retirement Account Pension Plan.

  10t-7   Amendment dated November 9, 1995 to the BellSouth
          Personal Retirement Account Pension Plan.

  11        Computation of Earnings Per Common Share.

  12     Computation of Ratio of Earnings to Fixed Charges.

  27        Financial Data Schedule.


(b) Reports on Form 8-K:

      Date of Event          Subject

      September 14, 1995     Sale of MobileComm

      September 26, 1995     Stock Split and Dividend Increase

      October 19, 1995       Third Quarter 1995 Earnings Release
                          SIGNATURE

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


                                              BELLSOUTH CORPORATION

                                         By    /s/  Ronald M. Dykes
                                                    RONALD M. DYKES
            Vice President, Chief Financial Officer and Comptroller
                       (Principal Financial and Accounting Officer)


November 10, 1995
                        EXHIBIT INDEX

  Exhibit
  Number

  3a-1 Articles of Amendment to Articles of Incorporation of
            BellSouth Corporation.

  10t-6   Amendment dated October 12, 1995 to the BellSouth
          Personal Retirement Account Pension Plan.

  10t-7   Amendment dated November 9, 1995 to the BellSouth
          Personal Retirement Account Pension Plan.

  11        Computation of Earnings Per Common Share.

  12     Computation of Ratio of Earnings to Fixed Charges.

  27        Financial Data Schedule.