Form 10-K
period 1995-12-31
BELLSOUTH CORP
filed 1996-02-29
CIK 732713

--------------------------------------------------
--------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

 (Mark One)
    /X/                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                        OR
    / /               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

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

                                                  NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                      ON WHICH REGISTERED
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

    At February 1, 1996, 993,902,959 shares of Common Stock and Preferred Stock Purchase Rights were outstanding.

    At February 1, 1996, the aggregate market value of the voting stock held by non-affiliates was $42,613,589,367.

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

    Portions of the registrant's definitive proxy statement dated March 11, 1996, issued in connection with the 1996 annual meeting of shareholders (Part
III).

--------------------------------------------------
--------------------------------------------------

                               TABLE OF CONTENTS

  ITEM                                                                                                             PAGE
---------                                                                                                        ---------
                                                          PART I
       1.  Business............................................................................................          1
           General.............................................................................................          1
           Modification of Final Judgment and Telecommunications Act of 1996...................................          1
           Business Operations.................................................................................          2
           Telephone Company Operations........................................................................          2
           Other Telecommunications Business Operations........................................................          8
           Competition.........................................................................................         11
           Research and Development............................................................................         15
           Licenses and Franchises.............................................................................         16
           Employees...........................................................................................         16
       2.  Properties..........................................................................................         17
           General.............................................................................................         17
           Capital Expenditures................................................................................         17
           Environmental Matters...............................................................................         18
       3.  Legal Proceedings...................................................................................         18
       4.  Submission of Matters to a Vote of Shareholders.....................................................         19
Additional Information -- Description of BellSouth Stock.......................................................         19
Executive Officers.............................................................................................         22
                                                         PART II
       5.  Market for Registrant's Common Equity and Related Stockholder Matters...............................         23
       6.  Selected Financial and Operating Data...............................................................         24
       7.  Management's Discussion and Analysis of Results of Operations and Financial Condition...............         25
           Results of Operations...............................................................................         25
           Volumes of Business.................................................................................         27
           Operating Revenues..................................................................................         28
           Operating Expenses..................................................................................         31
           Other Income Statement Items........................................................................         34
           Extraordinary Losses................................................................................         34
           Financial Condition.................................................................................         35
           Operating Environment and Trends of the Business....................................................         37
           Other Matters.......................................................................................         39
       8.  Consolidated Financial Statements and Supplementary Data............................................         40
           Report of Management................................................................................         40
           Audit Committee Chairman's Letter...................................................................         41
           Report of Independent Accountants...................................................................         42
           Consolidated Statements of Income...................................................................         43
           Consolidated Balance Sheets.........................................................................         44
           Consolidated Statements of Shareholders' Equity.....................................................         45
           Consolidated Statements of Cash Flows...............................................................         46
           Notes to Consolidated Financial Statements..........................................................         47
           Supplementary Data -- Domestic Cellular Proportionate Operating Data................................         68
       9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................         69
                                                         PART III
     *10.  Directors and Executive Officers of the Registrant..................................................         69
     *11.  Executive Compensation..............................................................................         69
     *12.  Security Ownership of Certain Beneficial Owners and Management......................................         69
     *13.  Certain Relationships and Related Transactions......................................................         69
                                                         PART IV
      14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................         69

Signatures.....................................................................................................         73
Consent of Independent Accountants.............................................................................         74

------------------------
*Included in BellSouth Corporation's definitive proxy statement dated March 11, 1996 and incorporated herein by reference.

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

    BellSouth Corporation (BellSouth) is a holding company providing telecommunications services and communications systems and products through two wholly-owned subsidiaries, BellSouth Telecommunications, Inc. (BellSouth Telecommunications) and BellSouth Enterprises, Inc. (BellSouth Enterprises). BellSouth Telecommunications provides predominantly tariffed wireline telecommunications services to approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth's other businesses (primarily wireless and international communications services and advertising and publishing products) are conducted through subsidiaries of BellSouth Enterprises.

    BellSouth was incorporated in 1983 under the laws of the State of Georgia. On December 31, 1983, pursuant to a consent decree approved by the United States District Court for the District of Columbia (the D. C. District Court) entitled "Modification of Final Judgment" (the MFJ) settling antitrust litigation brought by the United States Department of Justice (the Justice Department) in 1974 and the related Plan of Reorganization, American Telephone and Telegraph Company, now AT&T Corp. (AT&T), transferred to BellSouth its 100% ownership of South Central Bell Telephone Company (South Central Bell) and Southern Bell Telephone and Telegraph Company (Southern Bell). On January 1, 1984, ownership of BellSouth was divested from AT&T and BellSouth became a publicly traded company. BellSouth Telecommunications is the surviving corporation from the merger of South Central Bell and Southern Bell, effective at midnight on December 31, 1991. While BellSouth Telecommunications continues to use the names South Central Bell and Southern Bell for various purposes, its services were unified under the BellSouth brand name in October 1995 to give BellSouth Telecommunications a clear, consistent identity in the marketplace.

    BellSouth has its principal executive offices at 1155 Peachtree Street, N.E., Atlanta, Georgia 30309-3610 (telephone number 404-249-2000).

       MODIFICATION OF FINAL JUDGMENT AND TELECOMMUNICATIONS ACT OF 1996

    Pursuant to the MFJ, AT&T divested the 22 wholly-owned operating telephone companies, including South Central Bell and Southern Bell, that were formerly part of the Bell System. The ownership of such 22 operating telephone companies was transferred by AT&T to seven holding companies (the Holding Companies), including BellSouth. All territory in the continental United States served by the operating telephone companies was divided into geographical areas termed "Local Access and Transport Areas" (LATAs). These LATAs are generally centered on a city or other identifiable community of interest.

    The MFJ limited the telecommunications-related scope of the post-divestiture business activities of the operating telephone companies and their successors (the Operating Telephone Companies), and the D. C. District Court retained jurisdiction over construction, implementation, modification and enforcement of the MFJ*. Under the MFJ, the Operating Telephone Companies could provide local exchange, exchange access, information access and toll telecommunications services within the LATAs. Although prohibited from providing service between LATAs, the Operating Telephone Companies provided exchange access services that linked a subscriber's telephone or other equipment in one of their LATAs to the transmission facilities of carriers (the Interexchange Carriers), which provided toll telecommunications services between different LATAs. The Operating Telephone Companies could market, but not design or manufacture, telecommunications equipment used by customers to originate or receive, or by carriers to provide, telecommunications services. The MFJ required

------------------------
*The provisions of the MFJ were also applicable to the Holding Companies.

that the Operating Telephone Companies provide, upon a bona fide request by any Interexchange Carrier or information service provider, exchange access, information access and exchange services for such access equal to that provided to AT&T in quality, type and price.

    On February 8, 1996, the President signed into law the Telecommunications Act of 1996 (the 1996 Act). This legislation provides for the development of competitive local telecommunications markets; terminates on a prospective basis the MFJ, enabling the provision by the Operating Telephone Companies of interLATA telecommunications and the design and manufacture by the Operating Telephone Companies of telecommunications equipment; and repeals the laws prohibiting the Operating Telephone Companies and their affiliates from providing video services within their service areas. The ability of the Operating Telephone Companies to enter businesses previously proscribed to them by the MFJ is, however, generally subject to numerous criteria and the development of and compliance with newly mandated federal regulations.

                              BUSINESS OPERATIONS

    Approximately 70%, 72% and 73% of BellSouth's operating revenues for the years ended December 31, 1995, 1994 and 1993, respectively, were from wireline telecommunications services provided by BellSouth Telecommunications. The remainder was principally derived from wireless operations, directory advertising and publishing, billing and collection and other nonregulated services. (See "Other Telecommunications Business Operations.") Revenues from services provided to AT&T, BellSouth's largest customer, comprised approximately 10%, 11% and 14% of 1995, 1994 and 1993 operating revenues, respectively.

                          TELEPHONE COMPANY OPERATIONS

    BellSouth Telecommunications provides, predominantly, local exchange, exchange access and intraLATA toll services within each of the 38 LATAs in its combined nine-state wireline operating area. BellSouth Telecommunications provided approximately 21,133,000 customer access lines at December 31, 1995, an overall increase of 4.5% since December 31, 1994. The increase was primarily attributable to continued economic growth in BellSouth Telecommunications' nine-state service region, including an increase in the number of second residential lines. Growth in second residential lines accounted for approximately 48.0% and 24.1% of the overall increase in residence access lines and total access lines, respectively, since December 31, 1994. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Volumes of Business.")

    At December 31, 1995, approximately 75% of access lines were in 47 metropolitan areas, each having a population of 125,000 or more. Many localities and some sizable areas in the states in which BellSouth Telecommunications
operates   are  served   by  non-affiliated   telephone  companies,   which  had
approximately 29% of the network access lines in such states on December 31, 1995. BellSouth Telecommunications does not furnish local exchange, access or toll services in the areas served by such companies.

LOCAL AND TOLL SERVICES

    Charges for local services for each of the years ended December 31, 1995, 1994 and 1993 accounted for approximately 41% of BellSouth's operating revenues. Local services operations provide lines from telephone exchange offices to subscribers' premises for the origination and termination of telecommunications, including the following: basic local telephone service provided through the regular switching network; dedicated private line facilities for voice and special services, such as transport of data, radio and video, and foreign exchange services; switching services for customers' internal communications through facilities owned by BellSouth Telecommunications; services for data transport that include managing and configuring special service networks; and dedicated low or high capacity public or private digital networks. Other local services revenue is derived from intercept and directory assistance, public telephones and various secondary central office features.

    Secondary  central  office  features  may   be  purchased  by  access   line
subscribers for a charge in addition to the basic monthly fee. They include Custom Calling service (including Call Waiting, 3-Way Calling, Call Forwarding and Speed Dialing services) and Touchtone service. During 1995, revenues from secondary central office features comprised approximately 17% of local service revenues.

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

    BellSouth Telecommunications provides intraLATA toll services within (but not between) its 38 LATAs. Such toll services provided approximately 6%, 7% and 8% of BellSouth's operating revenues for the years ended December 31, 1995, 1994 and 1993, respectively. These services include the following: intraLATA service beyond the local calling area; Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand; and special services, such as transport of data, radio and video.

REGULATION OF LOCAL AND TOLL SERVICES

    BellSouth Telecommunications is subject to state regulatory authorities in each state in which it provides intrastate telecommunications services with respect to rates, services and other issues. Traditionally, BellSouth Telecommunications' rates were set in each state in its service areas at levels which were anticipated to generate revenues sufficient to cover its allowed expenses and to provide an opportunity to earn a fair rate of return on its capital investment. Such a regulatory structure was satisfactory in a less competitive era; however, the regulatory processes have changed in response to the increasingly competitive telecommunications environment.

    Under one form of alternative regulation, economic incentives are provided to lower costs and increase productivity through the potential availability of "shared" earnings over a benchmark rate of return. Generally, when levels above targeted returns are reached, earnings are "shared" by providing refunds or rate reductions to customers.

    Another alternative form of regulation, generally known as price regulation, establishes maximum prices that can be charged for certain telecommunications services. While such a plan limits the amount of increases in prices for specified services, it enhances the company's ability to adjust prices and service options to more effectively respond to changing market conditions and competition and enables it to more fully benefit from productivity enhancements. For these reasons, BellSouth Telecommunications is focusing its regulatory and legislative efforts on establishing price regulation. Such plans have been approved or authorized by the requisite legislative or regulatory bodies in Alabama, Florida (although a sharing requirement exists at least through 1996), Georgia, Kentucky, Mississippi, South Carolina and Tennessee, and approval of a plan is pending in North Carolina. BellSouth Telecommunications has filed a proposed price regulation plan in Louisiana.

    Despite the potential advantages offered to BellSouth Telecommunications by sharing and price regulation plans over traditional rate of return regulation, in some cases rate reductions have been required in connection with their adoption and operation.

ALABAMA

    An incentive regulation plan in effect in Alabama from December 1988 to September 1995 provided for a return on average total capital* in the range of 11.65% to 12.30%.

    In response to a law enacted in 1995 permitting the Alabama Public Service Commission to authorize alternative methods of regulation that are not based on rate of return for local exchange carriers, the Alabama Commission approved a price regulation plan, effective September 1995. Under this plan, prices for basic services, including local exchange services for residence and business customers, are capped for five years, after which an inflation-based formula will be used to change prices; prices for non-basic services are capped for one year, after which aggregate price increases are limited to 10% annually; and intrastate switched access charges are reduced below interstate switched access rates. Additional terms of the price regulation plan require annual price reductions aggregating $57 million through 1999 excluding intrastate switched access reductions. Reductions related to intrastate switched access are estimated to be $25 million.

FLORIDA

    From 1988 through 1992, the Florida incentive regulation plan provided for a return on equity* of 11.5% to 16%, with earnings above 14% to be shared with customers through rate reductions. In 1994, the Florida Public Service Commission extended the plan through 1997, with required rate reductions aggregating approximately $300 million over a three-year period. Basic service rates will be capped at their current levels through 1997.

    The plan provides for a return on equity sharing level of 12% with an after-sharing cap of 14% for 1994, increasing in 1995 to a 12.5% sharing level with an after-sharing cap of 14.5%. Rates of return beyond 1995 will vary based upon changes in utility bond yields but would change no more than 75 basis points from 1995 levels.

    In 1995, a law was enacted which allows qualified service providers to elect price regulation. Under price regulation, prices for basic services, which include flat-rate residential and single-line business local exchange services, will be capped for five years, after which an inflation-based formula will be used to change basic rates. Prices for certain non-basic services, including multi-line business service, will be capped for three years at the rates in effect in July 1995; prices for other non-basic services may be adjusted annually subject to defined limitations. The price regulation provisions also provide that intrastate switched access rates will decrease by 5% annually until such rates are at parity with interstate switched access rates effective in 1994. In November 1995, BellSouth Telecommunications filed with the Florida Commission an election for price regulation, which became effective in January 1996.

    Although BellSouth Telecommunications is currently operating under price regulation, it must comply with the sharing provisions of the incentive plan described above through 1997. However, BellSouth Telecommunications can request the plan be modified to eliminate the sharing requirement, effective January 1997, if there are material changes in the industry.

GEORGIA

    A Georgia incentive regulation plan was adopted in 1990, providing that BellSouth Telecommunications would retain all earnings up to a 14% return on equity*. Subject to the attainment of service standards and productivity improvement provisions, BellSouth Telecommunications could retain a portion of earnings between 14% and 16%. Effective in January 1994, the Georgia Public Service Commission extended the plan for six months and modified the return on equity level at which sharing would occur from 14% to 13%. In August 1994, the Georgia Commission changed the sharing range to 13.5%-15.5%. In June 1995, the Georgia Commission ordered refunds of $9 million and rate reductions aggregating $33 million on an annual basis.

    In April 1995, a law was enacted which, effective in July 1995, allows BellSouth Telecommunications to elect the price regulation plan as described in the legislation. In July 1995, BellSouth Telecommunications filed an election for alternative regulation with the Georgia Commission; such election became effective in August 1995. Following implementation of alternative regulation, basic

------------------------
*As defined in the plan for this state.

residence and single-line business rates are capped for five years, after which an inflation-based formula will be used to change rates. Rates for intrastate switched access services will be no higher than the rates charged for interstate switched access services.

    The Georgia Commission approved an approximate $10 million rate reduction in intrastate switched access to be effective in July 1996. BellSouth Telecommunications plans to offset this reduction by increasing rates for other services.

KENTUCKY

    Effective in May 1991, under the Kentucky incentive regulation plan, BellSouth Telecommunications was authorized to earn a return on average total capital* in the range of 10.99% to 11.61% with sharing of earnings exceeding that range. BellSouth Telecommunications achieved the sharing level during 1993 and 1994.

    In July 1995, the Kentucky Public Service Commission approved a price regulation plan. In connection with approval of the plan, the Kentucky Commission ordered reductions in rates aggregating $29 million on an annual basis.

    Under the plan, after giving effect to the rate reductions discussed above, basic residential rates are capped for three years, after which an inflation-based formula will be used to change rates, intrastate switched access rates are limited to rates in effect for interstate switched access and prices for services deemed competitive under the plan will be market based.

LOUISIANA

    In February 1992, in settlement of several years of regulatory and judicial proceedings, BellSouth Telecommunications and the Louisiana Public Service Commission agreed to a three-year incentive regulation plan providing for a $55 million refund and a rate reduction of $31 million on an annual basis and an authorized return on investment* in the range of 10.7% to 11.7%, with sharing of earnings above 11.7%. Through 1995, BellSouth Telecommunications has reduced rates by an aggregate of $38 million, reflecting its sharing obligation under the plan.

    Effective February 1995, the Louisiana Commission extended the incentive regulation plan, reducing the authorized return on investment* to a range of 9.98% to 10.98% with sharing of earnings between 10.98% and 11.98%.

    In April 1995, BellSouth Telecommunications filed a proposed price regulation plan with the Louisiana Commission. The plan proposes a three-year cap on residence and business basic local exchange services after which rate changes would be based on an inflation-based formula. Intrastate switched access would also be capped for three years. Non-basic service prices would be set based on market factors. The Louisiana Commission staff has issued a proposed rule on price regulation. In addition to an inflation-based formula, the Commission's proposal includes an earnings-based sharing formula.

MISSISSIPPI

    In June 1990, the Mississippi Public Service Commission authorized implementation of an incentive regulation plan with sharing of earnings falling outside a return on average net investment* range of 10.74% to 11.74%. Rate reductions totaling $23 million on an annual basis were required prior to implementation of the plan.

    Additional rate reductions of approximately $12 million on an annual basis related to intrastate access and area calling plan impacts became effective in January 1993. In June 1993, the Mississippi Commission renewed the incentive plan for two years and ordered BellSouth Telecommunications to reduce rates, based on a targeted 11.24% return.

    In November 1995, the Mississippi Commission approved a five-year price regulation plan, effective in January 1996. Reviews of this plan will be conducted by the Mississippi Commission after three years. Under the provisions of the plan, rates for basic services, which include the provision of local telephone service, are capped for three years after which such basic service revenues will be

------------------------
*As defined in the plan for this state.

reduced annually by 1% for the duration of the plan. In addition, intrastate switched access rates are capped at the same level as interstate rates over the life of the plan. The terms of the plan provide for rate reductions over the life of the plan which total approximately $34 million on an annual basis.

NORTH CAROLINA

    In April 1995, a law was enacted that allows BellSouth Telecommunications to elect to operate under a price regulation plan, which must be approved by the North Carolina Utilities Commission. In October 1995, BellSouth Telecommunications filed with the North Carolina Commission a proposed price regulation plan. A modified plan has been negotiated and stipulated between BellSouth Telecommunications and the Public Staff of the North Carolina Commission. The North Carolina Commission has held hearings on the stipulated plan and a decision is expected by the Spring of 1996.

SOUTH CAROLINA

    Prior to 1996, BellSouth Telecommunications' rates were regulated on a traditional rate of return basis. In December 1994, the South Carolina Public Service Commission issued an order requiring that rates be reduced prospectively by approximately $26 million on an annual basis and with no change in the previously authorized return on equity of 13%. Based upon an investigation by the South Carolina Commission of BellSouth Telecommunications' 1992 earnings, refunds of approximately $29 million were ordered. BellSouth Telecommunications has appealed this order. As a result of the South Carolina Commission's investigation of BellSouth Telecommunications' 1994 earnings, rate reductions of approximately $42 million on an annual basis were ordered and the authorized return on equity was set at 12.75%.

    In January 1996, the South Carolina Commission approved a price regulation plan which includes provisions that basic local exchange residence and business service rates will not increase for five years after which an inflation-based formula will be used to change rates. Intrastate switched access rates will be capped for three years after which an inflation-based formula will be used to change rates. The rates for non-basic services would be set by BellSouth Telecommunications based on market considerations, with defined limitations on price increases.

TENNESSEE

    In August 1993, the Tennessee Public Service Commission approved a three-year revised incentive regulation plan which lowered the sharing range as a percentage return on average net investment* from 11.0%-12.2% to 10.65%-11.85%.

    In June 1995, a law was enacted which allows qualified service providers to elect price regulation. BellSouth Telecommunications elected price regulation under which the rates for basic services are to be capped for four years, after which an inflation-based formula is to be used to change the basic rates. Rates for services other than basic services are to be adjusted based on an inflation-based formula.

    In order to implement the price regulation election, the Tennessee Commission has required BellSouth Telecommunications to reduce rates by approximately $56 million on an annual basis. Price regulation is to be effective concurrent with rate reductions in March 1996, subject to compliance with a number of other preconditions. BellSouth Telecommunications has appealed the rate reduction.

                            ------------------------

    In addition to the above matters, BellSouth Telecommunications is a party to numerous proceedings pending before state regulatory bodies which involve, among other things, terms and conditions of services provided by BellSouth Telecommunications, rates charged for such services and relationships with competitive service providers and affiliates. No assurance can be given as to the outcome of any such matters.

------------------------
* As defined in the plan for this state.

ACCESS SERVICES

    BellSouth Telecommunications provides access services by connecting the communications networks of Interexchange Carriers with the equipment and facilities of subscribers. These connections are provided by linking these carriers and subscribers through the public switched network of BellSouth Telecommunications or through dedicated private lines furnished by BellSouth Telecommunications. Rates and other aspects of interstate access services are regulated by the FCC, and state regulatory commissions have jurisdiction over the provision of access to the Interexchange Carriers to complete intrastate telecommunications.

    Access charges, which are payable both by Interexchange Carriers and subscribers, provided approximately 23%, 24% and 24% of BellSouth's operating revenues for the years ended December 31, 1995, 1994 and 1993, respectively. These charges are designed to recover the costs of the common and dedicated facilities and switching equipment used to connect networks of Interexchange Carriers with the telephone company's local network. In addition, an interstate subscriber line access charge of $3.50 per line per month applies to single-line business and residential customers. The interstate subscriber access charge for multi-line business customers varies by state but cannot exceed $6.00 per line per month. The state commissions have authorized BellSouth Telecommunications to collect from the Interexchange Carriers and, in several states, from customers charges for providing intrastate access services.

    In October 1990, the FCC authorized an alternative to traditional rate of return regulation called "price caps," which became mandatory for certain local exchange carriers (LECs), including BellSouth Telecommunications. In contrast to traditional rate of return regulation, a price cap plan limits the prices telephone companies can charge for their services. The price cap plan limits aggregate price changes to the rate of inflation minus an LEC-selected productivity offset, plus or minus exogenous cost changes recognized by the FCC. Price cap regulation provides LECs with enhanced incentives to increase productivity and efficiency. To the extent an LEC's actual rate of return exceeds the allowed rate of return, a portion of such excess must be shared with customers through prospective rate reductions.

    In February 1994, the FCC initiated its review of the price cap plan. The FCC identified three broad sets of issues for examination including those related to the basic goals of price cap regulation, the operation of price caps and the transition of local exchange services to a fully competitive market. In connection with this review, in March 1995, the FCC adopted an interim plan, which became effective in August 1995. This plan established three productivity factor options, which are offsets to the inflation-based increase in rates that LECs are permitted to make each year. Similar to the above plan, two of the productivity options in the interim plan, 4.0% and 4.7%, provide defined earnings limitations with a sharing mechanism. A third option in the interim plan, 5.3%, removes both earnings limitations and sharing requirements.

    Consistent with a pricing strategy that BellSouth Telecommunications considered compatible with an increasingly competitive business environment, it selected a 5.3% productivity factor, which, together with other adjustments, would decrease interstate access revenues by approximately $220 million on an annual basis at 1994 access volume levels. BellSouth continues to believe and advocates that a revised price cap plan should be structured to provide increased pricing flexibility for services as competition evolves in the telecommunications markets and that sharing be eliminated from the plan.

    The FCC is expected to consider further  the interim rules as well as  other
issues   related  to  competition,  streamlined  regulation  and  other  matters contained in the 1996 Act. A final order is expected to be issued in 1996.

    In addition to the above matters, BellSouth Telecommunications is a party to numerous proceedings pending before the FCC which involve, among other things, terms and conditions of services provided by BellSouth Telecommunications, rates charged for such services and relationships with affiliates. No assurance can be given as to the outcome of any such matters.

BILLING AND COLLECTION SERVICES

    BellSouth Telecommunications provides, under contract and/or tariff, billing and collection services for certain long distance services of AT&T and several other Interexchange Carriers. The agreement with AT&T extends through the year 2000, subject to the right of AT&T to assume billing and collection for certain of its services prior to the expiration of the agreement. Revenues from such services have been decreasing and this trend is expected to continue as AT&T and other carriers assume more direct billing for their own services. BellSouth Enterprises also provides limited billing and collection services in foreign countries.

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

                  OTHER TELECOMMUNICATIONS BUSINESS OPERATIONS

DIRECTORY ADVERTISING AND PUBLISHING

    BellSouth Enterprises owns a group of companies which publish, print and sell advertising in, and perform related services concerning, alphabetical and classified telephone directories. Directory advertising and publishing revenues represented approximately 9% of BellSouth's total operating revenues for each of the last three years. Two of BellSouth's directory companies also provide publishing and related products and services to other directory publishers. During 1995, such BellSouth companies published approximately 470 directories for BellSouth Telecommunications and contracted with approximately 160 nonaffiliated companies to sell advertising space in approximately 450 of their publications.

WIRELESS COMMUNICATIONS

    BellSouth Enterprises provides wireless communications services, which have consisted mainly of cellular telephone and paging services. Revenues from wireless communications comprised approximately 14%, 12% and 10% of BellSouth's total operating revenues for the years ended December 31, 1995, 1994 and 1993, respectively. In addition, BellSouth Enterprises has a noncontrolling financial interest in a number of wireless businesses whose revenues are not reflected in operating revenues because of the method of accounting required for such investments.

    DOMESTIC CELLULAR OPERATIONS

    The predominant part of the wireless communications business operations is cellular telephone service. Cellular radio telephone systems provide customers with high-quality and readily available two-way communications services that interconnect with the local and long distance telephone networks. Under the MFJ, BellSouth and the other Holding Companies generally were prohibited from providing interLATA wireless communications. The 1996 Act lifts this prohibition, and BellSouth has begun providing such interLATA wireless communications in conjunction with its cellular offerings. In areas where it does not have long distance telephone facilities, BellSouth links its cellular communications through the networks of the Interexchange Carriers.

    The domestic cellular telephone business has become a significant contributor to BellSouth's operations, primarily due to the continued expansion of the customer base for mobile communications services and as a result of significant acquisitions of other systems. BellSouth maintains and operates cellular systems through wholly-owned subsidiaries and business arrangements with other entities. Cellular service and related equipment are marketed to consumers, directly and through authorized agents, and to businesses that resell the service. The 1996 Act allows BellSouth and the other Holding Companies to market their wireless services jointly with their wireline local exchange services; before, separate marketing was required for cellular services. This change should enable the Holding Companies to more efficiently offer and provide integrated telecommunications.

    In August 1995, BellSouth and MCI Telecommunications Corporation (MCI) signed an agreement to allow MCI to resell cellular service provided by BellSouth in all BellSouth controlled markets.

According to the agreement, MCI will be responsible for all billing, customer service, marketing and advertising involved in selling such resold service, while BellSouth will provide the network infrastructure for carrying the cellular traffic.

    At December 31, 1995, businesses in which BellSouth had an equity interest provided cellular service to a total of approximately 3,770,000 domestic customers in 16 states. BellSouth's proportionate share of such total customers, based on its percentage ownership interests of such businesses, was approximately 2,847,000 customers. (See "Consolidated Financial Statements and Supplementary Data -- Domestic Cellular Proportionate Operating Data.") Within its nine-state wireline service territory, BellSouth offers cellular service in cities including Atlanta, Miami, New Orleans, Memphis, Louisville, Birmingham and Orlando, while outside its wireline service territory it offers cellular service in cities including Los Angeles, Houston, Milwaukee, Indianapolis, Honolulu and Richmond, Virginia. BellSouth's proportionate interest in the aggregate population served by its domestic cellular systems was approximately 39,937,000 persons at December 31, 1995.

    As described below, BellSouth was the successful bidder for two broadband personal communications services (PCS) licenses in several areas where it provides cellular service. Therefore, during 1995, as required by the FCC, BellSouth disposed of its controlling interests in cellular properties serving these areas.

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

    INTERNATIONAL CELLULAR OPERATIONS

    Outside the United States, BellSouth owns interests in consortia that hold licenses for, and are building and/or operating, cellular telephone systems in Argentina, Australia, Denmark, Germany, India, Israel, New Zealand, Uruguay and Venezuela. Through a wholly-owned subsidiary, BellSouth holds a license for a cellular telephone system in Chile. At December 31, 1995, such systems provided cellular service to a total of approximately 1,950,000 international customers. BellSouth's proportionate share of such customers, based on its percentage ownership interests in such systems, was approximately 655,000 customers. BellSouth offers cellular service under regional licenses to areas within Argentina, India, Uruguay and Chile and offers cellular service under nationwide licenses in Australia, Denmark, Germany, Israel, Venezuela and New Zealand. Service in Australia is also currently being provided by reselling service obtained from the government-owned carrier. (See "Other International Operations.") During 1994, BellSouth disposed of interests in cellular telephone businesses in France and Mexico. BellSouth's proportionate interest in the aggregate population served by its international cellular systems was approximately 52,255,000 persons at December 31, 1995.

    In January 1996, BSC de Panama, a consortium headed by BellSouth International, a subsidiary of BellSouth, won a 20-year license to build and operate Panama's first cellular telephone network. Construction of the network will begin immediately with service to begin by mid-1996.

    PERSONAL COMMUNICATIONS SERVICES

    Personal communications services (PCS) are anticipated to provide a wide range of wireless communications services. In March 1995, BellSouth was the successful bidder for two broadband PCS licenses for certain Major Trading Areas
(MTAs) in the nine-state region served by BellSouth Telecommunications. A consortium in which BellSouth owns a majority interest bid $71 million for the license that covers most of North and South Carolina. BellSouth alone bid $11 million for the adjacent MTA that includes primarily eastern Tennessee. The systems are currently being constructed, and the initiation of service is anticipated in the second half of 1996 with initial build out completed by the end of 1998.

    PAGING OPERATIONS

    Through Mobile Communications Corporation of America (MCCA), BellSouth provided local and regional paging operations in many areas throughout the United States and offered nationwide messaging service. Paging services provide the ability to contact, by means of a radio transmitted signal, persons who carry small radio receivers. The caller uses a cellular or wireline telephone to reach an assigned telephone or PIN number at the service provider's facilities. The assigned number is automatically relayed to the paging terminal, and the call triggers a signal which is relayed to the terminal's transmitter and transmitted to the paging unit. Subscribers typically rent the paging units on a month-to-month basis, or purchase such units, and pay a flat monthly fee for paging services or a per message fee after a set number of free messages. These services are subject to regulation by the FCC.

    As of December 31, 1995, BellSouth had approximately 1,777,000 pagers in service. In January 1996, BellSouth sold to MobileMedia Communications, Inc., for $930 million, its interest in MCCA and its two-way nationwide narrowband PCS license in order to redeploy its assets in, and focus its wireless communications offerings primarily on, cellular and PCS. However, pursuant to a reseller agreement, BellSouth may resell MobileMedia's paging services under BellSouth's name.

    MOBILE DATA

    BellSouth, through its subsidiary BellSouth Mobile Data (BSMD), is an equity investor in six wireless data communications networks worldwide utilizing L.M. Ericsson's Mobitex technology. The countries consist of the United States, the United Kingdom, The Netherlands, Belgium, Germany and Singapore. These networks enable wireless data applications such as computer-aided dispatch, electronic mail, transaction processing and remote data entry and retrieval. They are also well-suited for fixed applications such as credit card validation and telemetry.

    BSMD has a 49% interest in the United States wireless data operation, RAM Mobile Data L.P. (RAM US). RAM Broadcasting Corporation is the operating partner and owns 51% of RAM US.

OTHER INTERNATIONAL OPERATIONS

    BellSouth is a 24.5 percent participant in Optus Communications Pty. Ltd. (Optus), an international consortium which has been licensed by the Australian government to build and operate Australia's second telecommunications network. Optus offers a full spectrum of local and long-distance telecommunications, including cellular, switched network, enhanced wireline services and satellite-based services.

    Optus has completed construction of the bulk of its long distance network and has built basic infrastructure for local business services in Canberra, Melbourne and Sydney. Long distance and local service switching centers have been established in the six mainland capital cities, and over 3,000 miles of optical fiber cable have been placed. More than 70% of the population currently has access to the long distance service provided on the Optus network. Optus also offers a limited number of local business services, such as data services, via its terrestrial and satellite facilities.

    Optus had over 902,000 cellular customers at December 31, 1995. In addition to reselling analog cellular service provided by the government-owned carrier, Optus has installed its own digital cellular service in five capital cities and is continuing the construction of its own network in other areas. Optus also owns AUSSAT, Australia's national satellite communications carrier. AUSSAT satellites provide voice, data and television broadcast communications to Australia and New Zealand, air traffic control communications to Australia's Civil Aviation Authority and mobile communications to Australia's rural areas.

    In July 1994, Optus agreed to form a business (Optus Vision) with Australian and U.S. companies to develop a high capacity broadband network in Australia. The network services are expected to include cable and pay television,
interactive  services   and  local   telecommunications  services.   Optus   and
Continental Cable each own 46.5% of Optus Vision. Two television stations now hold 2% and 5%, respectively, and have the option to increase their respective ownership interests to 15% and 20%.

    BellSouth holds a license to operate a competing domestic and international long distance concession in Chile. It began service in late 1994.

DOMESTIC BROADBAND SERVICES

    In August 1992, the FCC issued an order allowing LECs to offer video dial tone for transmitting video services. In February 1995, the FCC approved BellSouth Telecommunications' application to conduct a trial of video dial tone services. BellSouth Telecommunications is constructing a network in the Chamblee, Georgia area that is planned to begin service during the second quarter of 1996 and will provide 70 analog channels, 160 digital broadcast channels and 480 digital switched channels to deliver video programming and interactive services, which will be provided by both affiliated and non-affiliated programming service providers. The new services will include broadcast entertainment; interactive video services, such as video games; enhanced personal computer and communications services, including electronic mail; transactional services, such as home shopping and banking; and customer-choice video services, such as movies on demand.

    During 1995, BellSouth secured cable franchises covering Vestavia Hills, a community of approximately 8,500 homes near Birmingham, Alabama, Daniel Island (South Carolina) and World Golf Village (Florida). Daniel Island is a planned community development located on a 4,500-acre island in Charleston harbor that will include retail, commercial and residential development for 7,000 homes.
World Golf Village, located near Jacksonville, Florida, is a 6,300 acre development which will include extensive commercial and residential development. Cable service for Daniel Island and World Golf Village is expected to begin sometime in 1996.

    The 1996 Act eliminates the previous prohibition on telephone companies providing cable television services in their service territories, although many federal courts had already held such prohibition unconstitutional. In general, however, local exchange carriers may not acquire or joint venture with established cable television providers in their wireline territories.

SELLING AND MAINTAINING EQUIPMENT

    To a limited extent, BellSouth sells and maintains telecommunications equipment, computers and related office equipment in the nine Southeastern states where BellSouth Telecommunications provides wireline telephone service. The Holding Companies, AT&T and other substantial enterprises compete in the provision of these services and products. In April 1994, BellSouth Communications Systems, Inc., a wholly-owned subsidiary, disposed of its equipment sales and service operations outside the nine-state region served by BellSouth Telecommunications.

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

NETWORK AND RELATED SERVICES

    LOCAL SERVICE

    Over the past several years, a number of states in BellSouth Telecommunications' wireline territory have passed legislation providing for competition in areas where previously it had an exclusive operating franchise. The state public service commissions in such jurisdictions have granted, or are in the process of considering, applications for authority to compete with BellSouth

Telecommunications. Such competitors include AT&T, MCI Telecommunications Corporation (MCI), U S West, Inc. (U S West) and other substantial companies. The 1996 Act further preempts all existing state legislative and regulatory barriers to competition for local telephone service, subject only to competitively neutral requirements to assure quality service consistent with public safety, convenience and consumer welfare. BellSouth expects multiple companies to apply to public service commissions in BellSouth Telecommunications' territory for the authority to provide competitive local telecommunications services. Because of the expense of constructing facilities to provide these services, many of such carriers may resell the services of BellSouth Telecommunications or jointly construct a competing network.

    An increasing number of voice and data communications networks utilizing fiber optic lines have been and are being constructed by competitive access providers and other carriers in metropolitan areas, including Atlanta, Georgia, Charlotte, North Carolina and Jacksonville, Miami and Orlando, Florida, which offer certain high volume users a competitive alternative to the public and private line offerings of the LECs. In addition, the networks of some cable television systems will be capable of carrying two-way interactive data messages and will be configured to provide voice communications. Furthermore, wireless services, such as cellular telephone and paging services, and PCS services when operational, increasingly compete with wireline communications services.

    In 1994, AT&T acquired McCaw Communications, Inc. (McCaw), the largest domestic cellular communications company, which serves customers in 10 cities in BellSouth's local wireline territory and seven cities in which BellSouth provides cellular communications. AT&T will likely be a formidable cellular competitor as a result of this acquisition, which provides an integrated network for carrying communications traffic that otherwise would have been carried over the public switched and private line networks of BellSouth Telecommunications.

    Alliances are also being formed between other Holding Companies and large corporations that operate cable television systems in many localities throughout the United States, for example, U S West, Inc./Time Warner Communications and NYNEX Corporation/Viacom, Inc. As technological and regulatory developments make it more feasible for cable television to carry data and voice communications, it is increasingly probable that BellSouth Telecommunications will face competition within its region from the other Holding Companies through their cable television venture arrangements.

    In July 1994, U S West and Time Warner announced plans to upgrade certain of their cable TV systems to full-service networks which would support new interactive and telephone services that would compete with the incumbent LECs. One of these full-service networks is being built in Orlando, Florida, and a limited trial of services has begun. Tele-Communications, Inc. has announced plans to offer similar services in South Florida and Louisville, Kentucky. Time Warner and U S West have made major cable system acquisitions that are expected to provide voice and video competition in BellSouth Telecommunications' service areas. In December 1994, U S West acquired Atlanta's two largest cable operators and, in February 1996, announced a definitive agreement to acquire Continental Cablevision, Inc., a provider with a major presence in Florida. The pending acquisition by Time Warner of Turner Broadcasting Corporation will increase concentration in the cable and programming industries.

    Competition for local service revenues could adversely affect BellSouth's net income. However, the existence of facilities-based competitive local service will allow the Operating Telephone Companies to qualify to offer in-region interLATA service, as contemplated in the 1996 Act. (See "BellSouth Competitive Strategy.")

    ACCESS SERVICE

    The FCC has adopted rules requiring LECs to offer expanded interconnection for interstate special and switched transport. As a result, BellSouth Telecommunications is required to permit competitive carriers and customers to terminate their transmission facilities in its central office buildings through collocation arrangements. The effects of the rules are to increase competition for access transport.

    TOLL SERVICE

    A number of firms compete with BellSouth Telecommunications in its nine-state region for intraLATA toll business by reselling toll services obtained at bulk rates from BellSouth Telecommunications or, subject to the approval of the applicable state public utility commission, providing toll services over their own facilities. Commissions in the states in BellSouth Telecommunications' operating territory have allowed the latter type of intraLATA toll calling, whereby the Interexchange Carriers are assigned a multiple digit access code (10XXX) which customers may dial to place intraLATA toll calls through facilities of such Interexchange Carriers. The legislature or commissions in three states have authorized competing carriers to provide intraLATA toll presubscribed calling with a single digit access code (1+), giving them dialing parity with the LEC in that area. Commissions in several other states are considering how and when such authorization should be implemented. However, the 1996 Act prohibits states from ordering the implementation of new toll dialing parity until the earlier of (a) three years from the enactment of the 1996 Act or (b) such time as the Operating Telephone Company has qualified to provide in-region interLATA services. Other Holding Companies will be permitted to offer BellSouth's local customers interLATA toll service before BellSouth is eligible under the 1996 Act to offer such service to its customers. BellSouth expects Holding Companies and interexchange carriers, including AT&T and MCI, to compete for interLATA toll service.

DIRECTORY ADVERTISING AND PUBLISHING

    In BellSouth's advertising and publishing business, competition for advertising revenues has expanded. Many different media compete for advertising revenues, and some newspaper organizations and other companies have begun publishing their own directories. Competition for directory sales agency contracts for the sale of advertising in publications of nonaffiliated companies also continues to be strong. Directory listings are now offered in various media besides paper books, including CD ROM, the Internet and other electronic data bases through telephone company and third party networks. As such offerings expand and are enhanced through interactivity and other features, BellSouth will experience heightened competition in its directory advertising and publishing businesses. BellSouth has responded to the increased competition and its changing market environment with new directory products, product enhancements, multi-media delivery options, pricing changes, competitive advertising, local promotions, directory redeliveries and extended distributions.

WIRELESS COMMUNICATIONS

    The FCC's PCS licensing process will allow multiple new competitors for BellSouth's wireless businesses. Licenses to provide PCS services have been won in auction by AT&T, Holding Company consortia and other large and well-capitalized entities. It is also anticipated that in conjunction with cable operators, interexchange carriers or other alternative local service providers, PCS will provide competition to BellSouth's local wireline and cellular telephone businesses. The exact service offerings and functionality of PCS are not yet apparent, but it is anticipated that some competitive systems could be in place by mid-1996.

    The FCC has jurisdiction over the licensing of cellular mobile radio services in domestic markets. The FCC limits entry for providers of cellular mobile telecommunications to two licensees for each defined metropolitan statistical area (MSA) and each rural service area (RSA) within the country. Each MSA and RSA in which BellSouth participates in the provision of cellular mobile communications has a competing service provider. In many markets, competing cellular service is provided by businesses owned or controlled by a Holding Company, AT&T or a major telephone company. In addition, Bell Atlantic Corporation and NYNEX Corporation have combined their cellular businesses, and U S West and AirTouch Communications have announced that they plan to merge their cellular businesses. Those four Holding Companies have also formed a joint venture to provide PCS in many domestic markets.

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

    BellSouth's wireless data businesses experience competition from private and public wireless data networks, specialized mobile radio networks and cellular networks. The degree and type of competition vary from country to country. BellSouth's wireless data companies all utilize the Mobitex technology which is flexible for targeting both specialized and general market segments.

    RAM US's primary competitor is ARDIS, a wholly-owned subsidiary of Motorola, Inc. The ARDIS network, which was started in 1983 as a private network for IBM, has historically had greater coverage, an advantage which BellSouth considers has been neutralized. Future competition could come from companies offering
Cellular Digital Packet Data (CDPD), a cellular-based system specifically designed for packet data applications. There is a host of network and product development issues that CDPD operators must still address before they can offer a fully competitive service to that of RAM US.

    Another competitive threat to each of BellSouth's overseas wireless data holdings are Global System Mobile (GSM) operators, which may offer an integrated packet data standard around the turn of the century. In Germany and Singapore, BellSouth's wireless data properties compete against operators of technologies related to Motorola's ARDIS technology.

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

BELLSOUTH COMPETITIVE STRATEGY

    REGULATORY AND LEGISLATIVE CHANGES

    BellSouth's primary regulatory focus continues to be directed toward modifying the regulatory process to one that is more closely aligned with changing market conditions and overall public policy objectives. As an alternative to regulation of earnings, BellSouth is seeking price regulation where it does not exist, whereby prices of basic local exchange service would be regulated and prices for other products and services would be based on market factors. As such, BellSouth Telecommunications has price regulation plans approved or authorized in seven states, and approvals are pending in two states.

    As a result of the 1996 Act, BellSouth and the other Holding Companies are freed from many of the laws, regulations and judicial restrictions (including the MFJ) that constrained the provision of voice, data and video communications throughout their wireline service territories and elsewhere. The FCC has commenced rulemaking proceedings relating to the provision of interLATA service by the Holding Companies. After necessary federal and state proceedings, these companies may apply to the FCC to offer in-region interLATA wireline services, and the FCC must act on such application within 90 days. The FCC must grant such application if it determines that the applicant (a) has met a competitive checklist; (b) has shown (i) the presence of facilities-based competition for residential and business local service or (ii) in the absence thereof, a statement of the terms under which it would be willing to interconnect with a competitive local carrier; (c) will operate consistently with the separate subsidiary requirement; and (d) will meet the 1996 Act's public interest requirement in so offering the services on the foregoing conditions.

    The Holding Companies are not required to obtain such FCC approval prior to offering out-of-region interLATA wireline or nationwide interLATA wireless services. BellSouth has begun to offer interLATA wireless service. BellSouth plans to begin offering interLATA wireline service within its nine-state territory as soon as possible after completion of FCC and state regulatory proceedings, expected to be concluded in late 1996 or early 1997; however, no assurance can be provided with respect to when BellSouth will be authorized to initiate such interLATA wireline service. BellSouth has no plans to offer out-of-region interLATA wireline services on a significant scale.

    After some modifications to its network and operating systems, both wireline and wireless interLATA services can be offered by BellSouth. However, many of the telecommunications services that BellSouth and the other Holding Companies may provide may be subject to extensive regulations to be adopted by the FCC and state regulatory commissions.

    The 1996 Act allows, without additional approval, BellSouth to market its wireless services jointly with its wireline local exchange services; before, separate marketing was required for cellular services. In addition, such joint marketing will include interLATA wireline services in the nine-state territory when authorized. BellSouth expects to begin a joint marketing trial for wireline local exchange and cellular services later in 1996.

    Technological changes and the effects of competition reduce the economic useful lives of BellSouth Telecommunications' fixed assets. In connection with BellSouth's discontinuance in 1995 of Statement of Financial Accounting Standards No. 71 (SFAS No. 71), BellSouth Telecommunications reduced the regulator-approved asset lives for certain categories of fixed assets to reflect their estimated economic asset lives. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) -- Results of Operations -- Extraordinary Losses -- Discontinuance of SFAS No. 71.")

    ENTRY INTO NEW MARKETS

    Notwithstanding the risks associated with increased competition, BellSouth will have the opportunity to benefit from entry into new business markets. BellSouth believes that in order to remain competitive in the future, it must aggressively pursue a corporate strategy of expanding its offerings beyond its traditional businesses and markets. These offerings may include interLATA services, information services and video and electronic commerce services. BellSouth may enter such businesses through investments in, strategic alliances with and acquisitions of established companies in such industries and through the development of such services and capabilities internally. BellSouth intends to pursue certain foreign telecommunications licenses as they are offered.

    WORK FORCE REDUCTION/RESTRUCTURING

    In  1995, BellSouth  Telecommunications completed  the restructuring  of its telephone operations that was announced in 1993. Also, BellSouth Telecommunications announced in 1995 a plan to reduce its work force by approximately 11,300 additional employees by the end of 1997. For a discussion of the work force reduction/restructuring, see "MD&A -- Results of Operations -- Operating Expenses -- Work Force Reduction/Restructuring Charges."

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

    In April 1995, the Holding Companies announced their intention to dispose of their respective interests in Bellcore. Neither the method of disposition nor the timing thereof has been determined. A final decision regarding the disposition of Bellcore and the structure of such a transaction is subject to obtaining satisfactory financial and other terms and all necessary approvals. There can be no assurance that a disposition will occur. In anticipation of such disposition, however, BellSouth has negotiated an agreement for Bellcore to provide continuing research and development services for a number of years.

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

    The domestic cellular, PCS and mobile data systems in which BellSouth has an interest are operated under licenses granted by the FCC. Prior approval of the FCC is required for the assignment of a license or the transfer of control of a license. The licenses are generally issued for up to 10-year periods. At the end of the license period, a renewal application must be filed. BellSouth believes renewal will generally be granted on a routine basis upon showing compliance with FCC regulations and continuing service to the public. Licenses may be revoked and license renewal applications may be denied for cause. With regard to cellular licenses, the FCC has established the procedures and standards for conducting comparative renewal proceedings, including the award of a "renewal expectancy" that effectively eliminates the need to consider competing applicants when the incumbent meets specified criteria.

    International systems also operate under licenses granted by the governments in the countries where such systems are located. The foreign licenses are issued for varied terms and are generally renewable at the end of the initial license period. As is the case with BellSouth's domestic wireless properties, the foreign licenses may be revoked and license renewal applications may be denied for cause.

    BellSouth believes that it owns or has licenses to use all patents, copyrights, trademarks and other intellectual property necessary for it to conduct its present business operations. It is not anticipated that any of such property will be subject to expiration or non-renewal of rights which would materially and adversely affect BellSouth or its subsidiaries.

                                   EMPLOYEES

    At December 31, 1995, 1994 and 1993 BellSouth and its subsidiaries employed approximately 87,600, 92,100 and 95,100 persons, respectively. Of these amounts at these dates, approximately 68,600, 73,800 and 78,000 persons were telephone employees of BellSouth Telecommunications. About 62% of BellSouth's employees at December 31, 1995 were represented by the Communications Workers of America (the
CWA), which is affiliated with the AFL-CIO. In October 1995, members of the CWA ratified new three-year contracts with BellSouth. These contracts were effective in August 1995. The contracts include basic wage increases of 10.9% (compounded) over three years. In addition, the agreement provided a cash payment of one thousand one hundred dollars to each eligible employee upon ratification and further provides payments of one thousand one hundred dollars per eligible employee in either cash or BellSouth stock, at the option of the employee, on the 1996 and 1997 contract anniversary dates. Other terms of the agreement include discontinuance of annual wage adjustments based on cost of living increases and discontinuance of annual incentive payments.

    During 1995, BellSouth Telecommunications completed the 1993 plan to reduce its work force by approximately 10,200 employees. For the years ended December 31, 1995, 1994 and 1993, total employee reductions under this plan were 5,000, 3,900 and 1,300, respectively. Also during 1995, BellSouth Telecommunications announced a plan to reduce its work force by approximately 11,300 employees by the end of 1997. (See "MD&A -- Results of Operations -- Operating Expenses -- Work Force Reduction/Restructuring Charges.")

ITEM 2.  PROPERTIES

                                    GENERAL

    BellSouth's properties do not lend themselves to description by character and location of principal units. BellSouth's investment in property, plant and equipment, 93% of which is held by BellSouth Telecommunications, consisted of the following at December 31:

                                                                   1995   1994
                                                                   ----   ----
Outside plant....................................................   43%    44%
Central office equipment.........................................   34     35
Land and buildings...............................................    7      7
Furniture and fixtures...........................................    6      6
Operating and other equipment....................................    8      7
Plant under construction.........................................    2      1
                                                                   ----   ----
                                                                   100%   100%
                                                                   ----   ----
                                                                   ----   ----

    Outside plant consists of connecting lines (aerial, underground and buried cable) not on customers' premises, the majority of which are on or under public roads, highways or streets, while the remainder is on or under private property. BellSouth currently self-insures all of its outside plant against casualty losses. Central office equipment consists of analog switching equipment, digital electronic switching equipment and circuit equipment. Land and buildings are occupied principally by central offices. Operating and other equipment consists of embedded intrasystem wiring, substantially all of which is on the premises of customers, motor vehicles and equipment. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial limits of coverage against "all risks" of loss including fire, windstorm, flood, earthquake and other perils not specifically excluded.

    Substantially all of the installations of central office equipment and administrative offices are located in buildings and on land owned by BellSouth Telecommunications. Many garages, business offices and telephone service centers are in leased quarters.

    BellSouth Telecommunications' customers are now served by electronic switching systems that provide a wider variety of services than their mechanical predecessors. The BellSouth Telecommunications network has been transitioned from an analog to a digital network, which provides capabilities for BellSouth Telecommunications to furnish advanced data transmission and information management services. BellSouth has substantially completed adding digital technology to certain cellular systems which were operating with analog technology at or near capacity.

                              CAPITAL EXPENDITURES

    Capital expenditures consist of gross additions to property, plant and equipment having an estimated service life of one year or more, plus the incidental costs of preparing the asset for its intended use.

    The total investment in property, plant and equipment has increased from $36,812 million at January 1, 1991 to $46,869 million at December 31, 1995, not including deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required to meet the demand for telecommunications services and to further modernize and improve such services to meet competitive demands. Population and economic expansion is projected by BellSouth in certain growth centers within its nine-state area during the next five to ten years. Expansion of the network will be needed to accommodate such projected growth.

    BellSouth's capital expenditures for 1991 through 1995 were as follows:

                                MILLIONS
                                ---------
1995..........................  $   4,203
1994..........................      3,600
1993..........................      3,486
1992..........................      3,189
1991..........................      3,102

    BellSouth projects capital expenditures of approximately $4.0 billion to $4.3 billion for 1996, consisting of $3.0 billion for BellSouth Telecommunications' and $1.0 billion to $1.3 billion for BellSouth Enterprises' businesses. A majority of such expenditures for BellSouth Enterprises' businesses will be for property additions to its cellular systems to complete construction of new systems and to expand, enhance and modernize its current operating systems.

    In 1995, BellSouth generated substantially all of its funds for capital expenditures internally. In 1996, such capital expenditures are expected to be financed primarily through internally generated funds and, to the extent necessary, from external sources.

                             ENVIRONMENTAL MATTERS

    BellSouth is subject to a number of environmental matters as a result of its operations and the shared liability provisions in the Plan of Reorganization
(POR). As a result, BellSouth expects that it will be required to expend funds to remedy certain facilities, including those Superfund sites for which BellSouth has been named as a potentially responsible party, for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance. At December 31, 1995, BellSouth's recorded liability related primarily to remediation of these sites was approximately $32 million.

    BellSouth continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. BellSouth's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. BellSouth continues to believe that expenditures in connection with additional remedial actions under the current environmental protection laws or related matters would not be material to its financial position, annual operating results or cash flows.

ITEM 3.  LEGAL PROCEEDINGS

    The MFJ and the related POR provide for the recognition and payment of liabilities by AT&T and the Operating Telephone Companies that are attributable to pre-divestiture events but that did not become certain until after divestiture. These contingent liabilities relate principally to litigation and other claims with respect to the former Bell System's environmental liabilities, rates, taxes, contracts and torts (including business torts, such as alleged violations of the antitrust laws). Contingent liabilities attributable to pre-divestiture events have been shared by AT&T and the Operating Telephone Companies in accordance with formulae prescribed by the POR, whether or not an entity was a party to the proceeding and regardless of whether an entity was dismissed from the proceeding by virtue of settlement or otherwise. BellSouth Telecommunications' share of these liabilities to date has not been material to its financial position, annual operating results or cash flows.

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

    BellSouth and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues and other matters. While complete assurance cannot be given as to the outcome of any pending or threatened legal actions, BellSouth believes that any financial impact would not be material to its financial position, annual operating results or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    No matter was submitted to a vote of shareholders in the fourth quarter of the fiscal year ended December 31, 1995.
                            ------------------------

ADDITIONAL INFORMATION

                         DESCRIPTION OF BELLSOUTH STOCK

GENERAL

    The Articles of Incorporation of BellSouth authorize the issuance of 2,200,000,000 shares of common stock, par value $1 per share (the Common Stock), and 100,000,000 shares of cumulative, first preferred stock, par value $1 per share (the Preferred Stock). BellSouth's Board of Directors (the Board) is authorized to provide for the issuance, from time to time, of the Preferred Stock in series and, as to each series, to fix the number of shares in such series and the voting, dividend, redemption, liquidation, retirement and conversion provisions applicable to the shares of such series. No shares of Preferred Stock are outstanding. The Board has created Series A First Preferred Stock consisting of 30 million shares (the Series A Preferred Stock) for possible issuance under BellSouth's Shareholder Rights Plan. (See "Preferred Stock Purchase Rights" and "Market for Registrants Common Equity and Related Stockholder Matters.")

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

    The Rights currently trade with the Common Stock and expire in 1999.

BUSINESS COMBINATIONS

    The Georgia legislature has enacted legislation which generally prohibits a corporation which has adopted a by-law electing to be covered thereby (which BellSouth has done) from engaging in any "business combination" (i.e., a merger, consolidation or other specified corporate transaction) with an "interested shareholder" (i.e., a 10% shareholder or an affiliate of the corporation which was a 10% shareholder at any time within the preceding two years) for a period of five years from the date such person becomes an interested shareholder, unless the interested shareholder (a) prior to becoming an interested shareholder, obtained the approval of the Board of Directors for either the business combination or the transaction which resulted in the shareholder becoming an interested shareholder, (b) becomes the owner of at least 90% of the outstanding voting stock of the corporation in the same transaction in which the interested shareholder became an interested shareholder, excluding for purposes of determining the number of shares outstanding those shares owned by officers, directors, subsidiaries and certain employee stock plans of the corporation or
(c) subsequent to the acquisition of 10% or more of the outstanding voting stock of the corporation, acquires additional shares resulting in ownership of at least 90% of the outstanding voting stock of the corporation and obtains approval of the business combination by the holders of a majority of the shares of voting stock of the corporation, other than those shares held by an interested shareholder, officers, directors, subsidiaries and certain employee stock plans of the corporation. BellSouth's "business combinations" by-law may be repealed only by an affirmative vote of two-thirds of the continuing directors and a majority of the votes entitled to be cast by the shareholders, other than interested shareholders, and shall not be effective until 18 months after such shareholder vote. The Georgia statute provides that a domestic corporation which has thus repealed such a by-law may not thereafter readopt the by-law as provided therein.

FAIR PRICE PROVISIONS

    "Fair price" provisions contained in the Articles of Incorporation require, generally, in connection with a merger or similar transaction between BellSouth and an "interested shareholder" (a 10% shareholder or an affiliate of BellSouth which was a 10% shareholder at any time within the preceding two years), the unanimous approval of BellSouth's directors not affiliated with the interested shareholder or the affirmative vote of two-thirds of such directors and a majority of the outstanding shares held by disinterested shareholders, unless
(a) within the past three years the shareholder has been an interested shareholder and has not increased its shareholdings by more than one percent in any 12-month period or (b) all shareholders receive at least the same consideration for their shares as the interested shareholder previously paid. Additionally, these provisions may be revised or rescinded only upon the affirmative vote of at least two-thirds of the directors not affiliated with an interested shareholder and a majority of the outstanding shares held by disinterested shareholders.

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

                               EXECUTIVE OFFICERS

    The executive officers of BellSouth are listed below:

                                                                                                        THIS
                                                                                              OFFICER  OFFICE
          NAME             AGE                             OFFICE                              SINCE   SINCE
-------------------------  ---  ------------------------------------------------------------  -------  ------
John L. Clendenin*          61  Chairman of the Board, President and Chief Executive Officer     1983    1984
F. Duane Ackerman*          53  Vice Chairman of the Board and Chief Operating Officer           1983    1995
Walter H. Alford            57  Executive Vice President and General Counsel                     1983    1988
John F. Beasley             56  Vice President and Associate General Counsel                     1985    1993
C. Sidney Boren             52  Senior Vice President -- Strategic Planning                      1984    1995
Ronald M. Dykes             49  Executive Vice President, Chief Financial Officer and            1988    1995
                                 Comptroller
Mark L. Feidler             39  Vice President -- Corporate Development                          1993    1993
J. Robert Fitzgerald        56  Vice President -- Corporate Responsibility and Compliance        1983    1994
H. C. Henry, Jr.            51  Executive Vice President -- Corporate Relations                  1984    1993
David J. Markey             55  Vice President -- Governmental Affairs                           1986    1993
Charles C. Miller, III      43  President -- International                                       1990    1995
Arlen G. Yokley             58  Vice President, Secretary and Treasurer                          1984    1989

    The following officers of the companies indicated may be deemed to be executive officers of BellSouth Corporation:

Jere A. Drummond            56  President and Chief Executive Officer -- BellSouth               1982    1995
                                 Telecommunications, Inc.
Earle Mauldin               55  President -- BellSouth Enterprises, Inc.                         1987    1995

    All of the executive officers of BellSouth, other than Mr. Feidler, have for at least the past five years held high level management or executive positions with BellSouth or its subsidiaries. Prior to joining BellSouth in 1992, Mr. Feidler was employed by The Robinson-Humphrey Company, Inc. (1986 - 1990) and The Breckenridge Group (1990 - 1991), investment banking firms.

    All officers serve until their successors have been elected and qualified.
------------------------
* BellSouth has announced that Mr. Clendenin will retire as President and Chief Executive Officer at the end of 1996, to be succeeded by Mr. Ackerman. Mr. Clendenin will remain Chairman of the Board of Directors through 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
       AND RELATED STOCKHOLDER MATTERS

    The principal market for trading in BellSouth common stock is the New York Stock Exchange, Inc. (NYSE). BellSouth common stock is also listed on the Boston, Chicago, Pacific and Philadelphia exchanges in the United States and the London, Zurich, Basel, Geneva, Frankfurt and Amsterdam exchanges. The ticker symbol for BellSouth common stock is BLS. At February 1, 1996, there were 1,136,035 holders of record of BellSouth common stock. The market price and dividend information listed below has been adjusted for the two-for-one stock split effective in November 1995. Market price data were obtained from the NYSE Composite Tape, which encompasses trading on the principal United States stock exchanges as well as off-board trading. High and low prices represent the highest and lowest sales prices for the periods indicated.

                                                                                     MARKET PRICES      PER SHARE
                                                                                   ------------------   DIVIDENDS
                                                                                    HIGH        LOW      DECLARED
                                                                                   -------    -------   ----------
1995
First Quarter...................................................................   $30 3/8    $26 7/8   $     .345
Second Quarter..................................................................    32 1/4     29 1/8         .345
Third Quarter...................................................................    36 7/8     31             .36
Fourth Quarter..................................................................    43 7/8     36 3/8         .36

1994
First Quarter...................................................................   $30 3/4    $26 1/2   $     .345
Second Quarter..................................................................    31 3/4     27 3/4         .345
Third Quarter...................................................................    31 3/4     27 3/8         .345
Fourth Quarter..................................................................    28 1/8     25 1/4         .345

1993
First Quarter...................................................................   $28 3/4    $25 1/4   $     .345
Second Quarter..................................................................    28 1/2     25 3/8         .345
Third Quarter...................................................................    31 1/2     27 1/8         .345
Fourth Quarter..................................................................    32         27 1/8         .345

STOCK TRANSFER AGENT AND REGISTRAR

    Chemical Mellon Shareholder Services LLC is BellSouth's stock transfer agent and registrar.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                      1995        1994       1993       1992       1991
                                                    ---------   --------   --------   --------   --------
Operating Revenues................................  $17,886     $16,845    $15,880    $15,202    $14,445
Operating Expenses (1)............................   14,594      12,787     13,593     12,041     11,636
                                                    ---------   --------   --------   --------   --------
Operating Income..................................    3,292       4,058      2,287      3,161      2,809
Interest Expense..................................      724         666        689        746        802
Other Income, net.................................       20          11          8        178        253
                                                    ---------   --------   --------   --------   --------
Income Before Income Taxes, Extraordinary Losses
 and Accounting Change............................    2,588       3,403      1,606      2,593      2,260
Provision for Income Taxes........................    1,024       1,243        572        934        753
                                                    ---------   --------   --------   --------   --------
Income Before Extraordinary Losses and Accounting
 Change...........................................    1,564       2,160      1,034      1,659      1,507
Extraordinary Losses, net of tax (2)..............   (2,796)      --           (87)       (41)     --
Accounting Change, net of tax.....................    --          --           (67)     --           (35)
                                                    ---------   --------   --------   --------   --------
  Net Income (Loss)...............................  $(1,232)    $ 2,160    $   880    $ 1,618    $ 1,472
                                                    ---------   --------   --------   --------   --------
                                                    ---------   --------   --------   --------   --------
Earnings (Loss) Per Share: (3)
  Income Before Extraordinary Losses and
   Accounting Change..............................  $  1.57     $  2.18    $  1.04    $  1.69    $  1.56
  Extraordinary Losses, net of tax (2)............    (2.81)      --          (.09)      (.04)     --
  Accounting Change, net of tax...................    --          --          (.06)     --          (.04)
                                                    ---------   --------   --------   --------   --------
    Net Income (Loss).............................  $(1.24)     $  2.18    $   .89    $  1.65    $  1.52
                                                    ---------   --------   --------   --------   --------
                                                    ---------   --------   --------   --------   --------
Dividends Declared Per Common Share (3)...........  $  1.41     $  1.38    $  1.38    $  1.38    $  1.38
Book Value Per Share (3)..........................  $ 11.90     $ 14.48    $ 13.60    $ 13.97    $ 13.47
Return to Average Common Equity...................     (9.2%)      15.4%       6.3%      11.9%      11.3%
Weighted Average Common Shares Outstanding (3)....      993         992        991        981        968
Return on Average Total Capital...................     (2.7%)      11.5%       6.1%       9.8%       9.4%
Total Assets......................................  $31,880     $34,397    $32,873    $31,463    $30,942
Capital Expenditures..............................  $ 4,203     $ 3,600    $ 3,486    $ 3,189    $ 3,102
Long-Term Debt....................................  $ 7,924     $ 7,435    $ 7,381    $ 7,360    $ 7,677
Debt Ratio at End of Period (4)...................     46.7%       39.3%      40.2%      39.0%      41.3%
Ratio of Earnings to Fixed Charges................     4.24        5.34       2.98       4.00       3.47
Total Employees...................................   87,571      92,121     95,084     97,112     96,084
Telephone Employees (5)...........................   68,585      73,764     77,958     79,453     79,743
Telephone Employees per 10,000 Access Lines.......     32.5        36.5       40.3       42.6       44.1
Business Volumes: (6)
Network Access Lines in Service (thousands).......   21,133      20,220     19,333     18,650     18,035
Access Minutes of Use (millions):
  Interstate......................................   62,411      57,778     53,345     50,546     47,255
  Intrastate......................................   19,197      16,888     15,261     13,994     13,238
Toll Messages (millions)..........................    1,374       1,559      1,511      1,462      1,504
Cellular Customers (thousands): (7)
  Domestic........................................    2,847       2,156      1,559      1,118        774
  International...................................      655         361        192         78         26
                                                    ---------   --------   --------   --------   --------
    Total.........................................    3,502       2,517      1,751      1,196        800
                                                    ---------   --------   --------   --------   --------
                                                    ---------   --------   --------   --------   --------

------------------------------
(1) Operating Expenses for 1995 include a work force reduction charge of $1,082, which reduced net income by $663. Operating Expenses for 1993 include a charge for restructuring of $1,136, which reduced net income by $697. See Note K to the Consolidated Financial Statements.
(2) For 1995, reflects charges of $2,718 ($2.73 per share) for the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" and $78 ($.08 per share) related to the refinancing of long-term debt issues. See Notes B and F to the Consolidated Financial Statements.
(3) Amounts for 1991 - 1994 have been restated to reflect a two-for-one stock split effective in November 1995.
(4) The debt ratio at December 31, 1995 has been adjusted to exclude $485 of debentures to be redeemed in January 1996.
(5) Telephone employees exclude those employees in BellSouth Telecommunications' subsidiaries which are unrelated to telephone operations.
(6) Prior period operating data are revised at later dates to reflect the most current information. The above information reflects the latest data available for the periods indicated.
(7) Equity Basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    BellSouth Corporation (BellSouth) is a holding company headquartered in Atlanta, Georgia whose operating telephone company subsidiary, BellSouth Telecommunications, Inc. (BellSouth Telecommunications) serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides local exchange service and toll communications services within geographic areas, called Local Access and Transport Areas (LATAs), and provides network access services to enable interLATA communications using the long-distance facilities of interexchange carriers. Through subsidiaries, other telecommunications services and products are provided primarily within the nine-state BellSouth Telecommunications region. BellSouth Enterprises, Inc.
(BellSouth Enterprises), another wholly-owned subsidiary, owns businesses providing wireless and international communications services and advertising and publishing products.

    Approximately 70%, 72% and 73% of BellSouth's Total Operating Revenues for the years ended December 31, 1995, 1994 and 1993, respectively, were from wireline services provided by BellSouth Telecommunications. Charges for local, access and toll services for the year ended December 31, 1995 accounted for approximately 59%, 33% and 8%, respectively, of the wireline revenues discussed above. Revenues from wireless communications services and directory advertising and publishing services accounted for approximately 14% and 9%, respectively, of Total Operating Revenues for the year ended December 31, 1995. The remainder of such revenues was derived principally from other nonregulated services provided by BellSouth Telecommunications.

RESULTS OF OPERATIONS

    All per share amounts herein reflect a two-for-one stock split effective in November 1995. See Note H to the Consolidated Financial Statements.

                                                                           PERCENT CHANGE
                                                                       ----------------------
                                                                        1995 VS.    1994 VS.
                                        1995       1994       1993        1994        1993
                                      ---------  ---------  ---------  ----------  ----------
Income Before Extraordinary Losses
 and Cumulative Effect of Change in
 Accounting Principle...............  $   1,564  $   2,160  $   1,034     (27.6%)     108.9%
Extraordinary Loss for
 Discontinuance of SFAS No. 71, net
 of tax.............................     (2,718)    --         --          --          --
Extraordinary Loss on Early
 Extinguishment of Debt, net of
 tax................................        (78)    --           (87)      --        (100.0)
Cumulative Effect of Change in
 Accounting Principle, net of tax...     --         --           (67)      --        (100.0)
                                      ---------  ---------  ---------
Net Income (Loss)...................  $  (1,232) $   2,160  $     880      --         145.5
                                      ---------  ---------  ---------
                                      ---------  ---------  ---------

Earnings (Loss) Per Share:

                                                                           PERCENT CHANGE
                                                                       ----------------------
                                                                        1995 VS.    1994 VS.
                                        1995       1994       1993        1994        1993
                                      ---------  ---------  ---------  ----------  ----------
Income Before Extraordinary Losses
 and Cumulative Effect of Change in
 Accounting Principle...............     $ 1.57      $2.18      $1.04      (28.0%)     109.6%
Extraordinary Loss for
 Discontinuance of SFAS No. 71, net
 of tax.............................      (2.73)    --         --        --          --
Extraordinary Loss on Early
 Extinguishment of Debt, net
 of tax.............................       (.08)    --          (.09)    --           (100.0)
Cumulative Effect of Change in
 Accounting Principle, net of tax...     --         --          (.06)    --           (100.0)
                                      ---------  ---------  ---------
Earnings (Loss) Per Share...........     $(1.24)     $2.18      $ .89    --            144.9
                                      ---------  ---------  ---------
                                      ---------  ---------  ---------

    For a discussion of the extraordinary losses in 1995 and 1993, see "Extraordinary Losses" below; the change in accounting principle in 1993 resulted from the retroactive adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," which is discussed in Note M to the Consolidated Financial Statements.

    Income Before Extraordinary Losses and Cumulative Effect of Change in Accounting Principle for 1995 decreased $596 (27.6%) and $.61 per share (28.0%), respectively, compared to 1994. The decreases were primarily due to a work force reduction charge in 1995 of $663 ($.67 per share). For a discussion of such charge, see "Operating Expenses -- Work Force Reduction/Restructuring Charges" below. Also contributing to the decreases were the effects of gains in 1994 aggregating $108 ($.11 per share) related to the sale of two international cellular investments. The decreases were partially offset by revenue growth, driven by continued growth of access lines and the cellular customer base, and cost control measures at BellSouth Telecommunications, including salary and wage savings attributable to the restructuring plan initiated in 1993.

    Income Before Extraordinary Losses and Cumulative Effect of Change in Accounting Principle for 1994 increased $1,126 (108.9%) and $1.14 per share (109.6%), respectively, compared to the previous year. The increases were attributable in part to growth in key business volumes, expense savings attributable to BellSouth Telecommunications' restructuring plan initiated in 1993 and, as discussed above, the gains on sale of two international cellular investments. The increases were also due to the effect of charges in 1993 which totaled $785 ($.79 per share). Such 1993 charges are comprised of $697 ($.71 per share) for restructuring of BellSouth's telephone operations (see "Operating Expenses -- Work Force Reduction/Restructuring Charges" below); $47 ($.05 per share) for the initial impact of a regulatory settlement in Florida; approximately $25 ($.02 per share) associated with severe 1993 winter weather conditions; and $16 ($.01 per share) related to the federal income tax legislation enacted in 1993.

VOLUMES OF BUSINESS

    Network Access Lines in Service at December 31 (thousands):

                                                                                  PERCENT CHANGE
                                                                              ----------------------
                                                                               1995 VS.    1994 VS.
                                               1995       1994       1993        1994        1993
                                             ---------  ---------  ---------  ----------  ----------
By Type:
  Residence................................     14,653     14,195     13,692       3.2%        3.7%
  Business.................................      6,225      5,771      5,388       7.9         7.1
  Other....................................        255        254        253       0.4         0.4
                                             ---------  ---------  ---------
    Total..................................     21,133     20,220     19,333       4.5         4.6
                                             ---------  ---------  ---------
                                             ---------  ---------  ---------
By State:
  Florida..................................      5,597      5,350      5,097       4.6         5.0
  Georgia..................................      3,550      3,354      3,167       5.8         5.9
  Tennessee................................      2,435      2,337      2,236       4.2         4.5
  Louisiana................................      2,108      2,037      1,963       3.5         3.8
  North Carolina...........................      2,101      1,994      1,896       5.4         5.2
  Alabama..................................      1,792      1,726      1,668       3.8         3.5
  South Carolina...........................      1,292      1,244      1,200       3.9         3.7
  Mississippi..............................      1,158      1,118      1,077       3.6         3.8
  Kentucky.................................      1,100      1,060      1,029       3.8         3.0
                                             ---------  ---------  ---------
    Total..................................     21,133     20,220     19,333       4.5         4.6
                                             ---------  ---------  ---------
                                             ---------  ---------  ---------

    The total number of access lines in service since December 31, 1994 increased by approximately 913,000 (4.5%) to 21,133,000, compared to a 4.6% rate of increase in 1994. Business and residence access lines increased by 7.9% and 3.2%, respectively, compared to growth rates of 7.1% and 3.7% in 1994. The number of second residence lines, included in total residence lines, increased by 220,000 (20.9%) to 1,271,000 and accounted for approximately 48.0% and 24.1% of the overall increase in residence access lines and total access lines, respectively, since December 31, 1994. Such second residence lines are generally used for home office purposes, access to on-line computer services and children's phones. The growth in all categories of access lines was primarily attributable to continued economic improvement in the Southeast and successful marketing programs.

    Access Minutes of Use (millions):

                                                                                    PERCENT CHANGE
                                                                              --------------------------
                                                                                1995 VS.      1994 VS.
                                               1995       1994       1993         1994          1993
                                             ---------  ---------  ---------  ------------  ------------
Interstate.................................     62,411     57,778     53,345         8.0%          8.3%
Intrastate.................................     19,197     16,888     15,261        13.7          10.7
                                             ---------  ---------  ---------
  Total....................................     81,608     74,666     68,606         9.3           8.8
                                             ---------  ---------  ---------
                                             ---------  ---------  ---------

    Access  minutes  of  use  represent   the  volume  of  traffic  carried   by
interexchange carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. In 1995, total access minutes of use increased by 6,942 million (9.3%) compared to an increase of 8.8% in 1994. The 1995 increase in access minutes of use was primarily attributable to access line growth, promotions by the interexchange carriers and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' network. The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services, which causes a decrease in minutes of use.

                                                                                                PERCENT CHANGE
                                                                                           -------------------------
                                                                                            1995 VS.      1994 VS.
                                                            1995       1994       1993        1994          1993
                                                          ---------  ---------  ---------  -----------  ------------
Toll Messages (millions)................................      1,374      1,559      1,511      (11.9%)         3.2%

    Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. Toll messages decreased by 185 million (11.9%) in 1995 compared to an increase of 3.2% in 1994. The decrease in 1995 was primarily attributable to the expansion of local area calling plans in Florida, Georgia, South Carolina, North Carolina and Mississippi. These plans and future implementation of other such plans in BellSouth Telecommunications' service region, coupled with competition from the interexchange carriers in the intraLATA toll market, will adversely impact future toll message volumes. Local area calling plans and the effects of competition result in the transfer of calls from toll to local service and access categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.

    Cellular and Paging Customers -- Equity Basis (thousands):

                                                                                                  PERCENT CHANGE
                                                                                            --------------------------
                                                                                              1995 VS.      1994 VS.
                                                             1995       1994       1993         1994          1993
                                                           ---------  ---------  ---------  ------------  ------------
Domestic Cellular........................................      2,847      2,156      1,559        32.1%         38.3%
International Cellular...................................        655        361        192        81.4          88.0
Paging Customers (all domestic)..........................      1,777      1,614      1,232        10.1          31.0

    The wireless communications businesses are a significant contributor to BellSouth's operations, primarily due to the continued expansion of the customer base for cellular communications services. Domestic cellular customers increased by 691,000 (32.1%) since December 31, 1994. While the rate of increase has declined since 1994, the overall penetration rate (number of customers as a percentage of the total population in the service territory) increased from 5.5% at December 31, 1994 to 7.1% at December 31, 1995. Total minutes of use have also continued to increase, although average minutes of use per cellular customer declined due to the trend of increased penetration into lower-usage market segments.

    Since December 31, 1994, the number of international cellular customers increased by 294,000 (81.4%) to 655,000. Growth in total minutes of use for international cellular properties remained strong due to demand stimulated by competitive programs, enhanced services and underdeveloped land-line service.

    Paging customers increased by 163,000 (10.1%) since December 31, 1994 due primarily to the continued success of the retail distribution program. In January 1996, BellSouth sold its paging subsidiary; see Note C to the Consolidated Financial Statements.

OPERATING REVENUES

    Total Operating  Revenues increased  $1,041 (6.2%)  in 1995  compared to  an increase of $965 (6.1%) during 1994. The increases resulted from growth in revenues from BellSouth's wireline telephone businesses, coupled with a significant increase in revenues from cellular communications businesses. Traditionally, local, access and toll services offered by BellSouth Telecommunications have primarily accounted for increases in operating revenues. BellSouth, however, continues to experience a gradually increasing shift in the relative contributions of its revenue sources toward wireless services.

    The components of Total Operating Revenues were as follows:

                                                                                       PERCENT CHANGE
                                                                                  ------------------------
                                                                                   1995 VS.     1994 VS.
                                                   1995       1994       1993        1994         1993
                                                 ---------  ---------  ---------  -----------  -----------
Local Service..................................  $   7,294  $   6,863  $   6,577        6.3%         4.3%
Interstate Access..............................      3,275      3,127      2,991        4.7          4.5
Intrastate Access..............................        884        908        882       (2.6)         2.9
Toll...........................................      1,009      1,190      1,220      (15.2)        (2.5)
Wireless Communications........................      2,592      2,067      1,553       25.4         33.1
Directory Advertising and Publishing...........      1,677      1,556      1,515        7.8          2.7
Other Services.................................      1,155      1,134      1,142        1.9         (0.7)
                                                 ---------  ---------  ---------
  Total Operating Revenues.....................  $  17,886  $  16,845  $  15,880        6.2          6.1
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------

    LOCAL SERVICE revenues reflect amounts billed to customers for local exchange services, which include connection to the network and secondary central office feature services, such as custom calling features and custom dialing packages. Local Service revenues for 1995 increased $431 (6.3%) compared to an increase of $286 (4.3%) in 1994.

    The 1995 increase was due primarily to an increase of 913,000 access lines since December 31, 1994, an increase of $107 due to higher customer demand for TouchStar-Registered Trademark- and Custom Calling services, and the effect of expanded local area calling plans. The increase in 1995 was partially offset by net rate reductions since December 31, 1994 of approximately $46.

    The increase in 1994 was due primarily to an increase of 887,000 access lines since December 31, 1993. Also contributing to the increase was growth attributable to optional extended area calling plans. The increase in 1994 was partially offset by rate reductions, principally in Louisiana and also in Florida and Alabama.

    INTERSTATE ACCESS revenues result from the provision of access services to interexchange carriers to provide telecommunications services between states. Interstate Access revenues increased $148 (4.7%) in 1995 compared to an increase of $136 (4.5%) in 1994.

    The increase for 1995 was due primarily to growth in minutes of use of 8.0%, an increase in end-user charges of $52 attributable to growth in the number of access lines in service and an increase of $42 due to higher demand for special access services. The 1995 increase was partially offset by net rate reductions since December 31, 1994 of approximately $58.

    The 1994 increase was primarily attributable to growth in minutes of use, additional end user charges due to access line growth and the effect of billing and other adjustments recorded in 1993, which reduced revenues for that period by approximately $20. The increase was partially offset by the effect of net rate reductions since December 31, 1993 and decreased net settlements with the National Exchange Carriers Association.

    See "Operating Environment and Trends of the Business."

    INTRASTATE ACCESS revenues result from the provision of access services to interexchange carriers which provide telecommunications services between LATAs within a state. In 1995, Intrastate Access revenues decreased $24 (2.6%) compared to an increase of $26 (2.9%) in 1994.

    The 1995 decrease was due primarily to net rate reductions of $100, partially offset by 13.7% growth in minutes of use.

    For 1994, the increase was attributable to growth in minutes of use and the reclassification beginning in 1994 of independent telephone company settlements in certain states, which would have previously reduced revenues, to operating expenses. The increase was partially offset by the impact of rate reductions, primarily in Alabama and Florida.

    TOLL revenues are received from the provision of long-distance services within (but not between) LATAs. These services include intraLATA service beyond the local calling area; Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand; and special services, such as transport of voice, data and video. Toll revenues decreased $181 (15.2%) in 1995 compared to a decrease of $30 (2.5%) in 1994.

    In 1995, the decrease was due primarily to a decline in toll messages of 11.9%. The decline in toll messages reflects the expansion of local area calling plans and increased competition from interexchange carriers.

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

    Wireless Communications revenues increased $525 (25.4%) in 1995 compared to an increase of $514 (33.1%) in 1994. The increases for both years resulted primarily from continued growth of the customer base for wireless services in domestic and international markets.

    As discussed in Note C to the Consolidated Financial Statements, BellSouth sold its domestic paging subsidiary in January 1996. Revenues from such paging services, included as a component of Wireless Communications revenues, were $349, $276 and $207 in 1995, 1994 and 1993, respectively.

    Consistent with anticipated growth in the overall cellular industry, BellSouth's revenues from cellular services are expected to continue to increase. However, the rate of growth of such revenues could be adversely affected by competitive pressures on service pricing and market penetration, the continuing effect of an increasingly diversified customer base with lower average usage and the development of new technologies, such as personal communications service (PCS).

    DIRECTORY ADVERTISING AND PUBLISHING revenues include revenues derived from publishing, printing and selling advertising in, and performing related services concerning, alphabetical and classified telephone directories. Directory Advertising and Publishing revenues increased $121 (7.8%) in 1995 compared to a $41 (2.7%) increase in 1994.

    The 1995 increase was due primarily to increases in the volume of advertising sold and the impact of BellSouth Telecommunications' adoption of issue basis accounting for directory revenues in connection with the discontinuance of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," which is discussed in Note B to the Consolidated Financial Statements.

    In 1994 the increase was primarily attributable to increases in the volume and prices of advertising sold.

    OTHER SERVICES revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services, billing and collection services and other nonregulated services (primarily inside wire services) offered by BellSouth Telecommunications. Other Services revenues increased $21 (1.9%) in 1995 compared to a decrease of $8 (0.7%) in 1994.

    The increase in 1995 was due primarily to reduced levels of revenue reduction accruals related to potential sharing under certain state regulatory plans coupled with the reclassification of certain such accruals to Local Service revenues, the combined effect of which increased Other Services revenues by approximately $76. The increase was also due to approximately $41 resulting from higher demand for voice messaging and inside wire services. The increase was partially offset by a reduction of $37 in revenues from billing and collection services and by approximately $33 related to the sale in April 1994 of BellSouth Telecommunications' out-of-region CPE sales and service operations.

    The slight decrease in 1994 was primarily attributable to increased revenue reduction accruals related to potential sharing under certain state regulatory plans and the sale in April 1994 of BellSouth Telecommunications' out-of-region CPE sales and service operations. The decrease was substantially offset by higher demand for unregulated products and services, including CPE for residential customers, voice messaging and inside wire services, and the effects of adjustments and reclassifications related to services under certain state regulatory plans and billing and collection services.

OPERATING EXPENSES

    Primarily as a result of the work force reduction charge in 1995 and the restructuring charge in 1993, Total Operating Expenses increased $1,807 (14.1%) in 1995 compared to a decrease of $806 (5.9%) in 1994. The components of Total Operating Expenses were as follows:

                                                                                       PERCENT CHANGE
                                                                                  -------------------------
                                                                                    1995 VS.     1994 VS.
                                                   1995       1994       1993         1994         1993
                                                 ---------  ---------  ---------  ------------  -----------
Depreciation and Amortization..................  $   3,455  $   3,259  $   3,162         6.0%         3.1%
                                                 ---------  ---------  ---------
Other Operating Expenses:
  Cost of Services and Products................      6,184      6,043      5,865         2.3          3.0
  Selling, General and Administrative..........      3,873      3,485      3,430        11.1          1.6
                                                 ---------  ---------  ---------
                                                    10,057      9,528      9,295         5.6          2.5
                                                 ---------  ---------  ---------
    Subtotal...................................     13,512     12,787     12,457         5.7          2.6
Work Force Reduction/Restructuring Charges.....      1,082     --          1,136       --          (100.0)
                                                 ---------  ---------  ---------
    Total Operating Expenses...................  $  14,594  $  12,787  $  13,593        14.1         (5.9)
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------

    DEPRECIATION AND AMORTIZATION increased $196 (6.0%) in 1995 compared to a $97 (3.1%) increase in 1994.

    The 1995 increase was due primarily to higher levels of property, plant and equipment since December 31, 1994 resulting from sustained growth in the customer base for wireless and wireline services and continued modernization of the networks. For a discussion of the impact of discontinuance of SFAS No. 71 on depreciation expense in 1995 and 1996, see "Extraordinary Losses -- Discontinuance of SFAS No. 71" below.

    The increase in 1994 was due primarily to higher levels of property, plant and equipment since December 31, 1993 resulting from continued growth in the customer base for wireless and wireline services and continued modernization of the networks. The increase for the period was partially offset by the expiration of reserve deficiency amortizations in Louisiana and the inclusion in 1993 of $20 related to extraordinary property retirements in conjunction with a regulatory settlement in Florida.

    OTHER OPERATING EXPENSES are comprised of Cost of Services and Products and Selling, General and Administrative. Cost of Services and Products includes employee and employee-related expenses associated with network repair and maintenance, material and supplies expense, cost of tangible goods sold and other expenses associated with providing services. Selling, General and Administrative includes expenses related to sales activities such as salaries, commissions, benefits, travel, marketing and advertising expenses and administrative expenses. Other Operating Expenses increased $529 (5.6%) in 1995 compared to an increase of $233 (2.5%) in 1994.

    The 1995 increase was due primarily to increased expenses of approximately $310 related to sustained growth in the wireless communications customer base, reflecting additional marketing and operational costs associated with higher levels of sales and expanded operations. At BellSouth Telecommunications, Other Operating Expenses increased $114, which reflected volume growth that was partially offset by a decrease of approximately $130 for labor costs, including expenses for employee benefits. The decrease in such labor costs reflects employee reductions attributable to the restructuring plan begun in 1993, partially offset by annual compensation increases for management and represented employees. The 1995 increase in Other Operating Expenses was also attributable to approximately $55 related to growth in the volume of directory advertising sold.

    The  increase  in  1994  was primarily  attributable  to  increased expenses related to growth in the wireless communications customer base. Also contributing to the increase were expenses related both to volume growth and network modernization in the core wireline business and, to a lesser extent, volume growth in the directory advertising and publishing businesses. Total employee-related costs also increased, reflecting annual compensation increases for management and represented employees, increased overtime attributable to volume growth and network service activities and higher expenses for employee benefits, partially offset by salary and wage savings from employee reductions attributable to the restructuring plan begun in 1993 at BellSouth Telecommunications and a $94 reduction in pension expense (see Note I). The expense increase in 1994 was partially offset by the sale in 1994 of the out-of-region CPE sales and service operations and the inclusion in 1993 of approximately $55 and $40, respectively, related to a regulatory settlement in Florida and severe 1993 weather conditions.

    WORK FORCE REDUCTION/RESTRUCTURING CHARGES. In the fourth quarter of 1995, BellSouth recognized a pretax charge of $1,082 ($663 after tax), comprised of $942 ($577 after tax) related to planned work force reductions by the end of 1997, $85 ($52 after tax) for expected severance benefit payments after 1997 and $55 ($34 after tax) for additional net curtailment losses related to employee reductions under the restructuring plan initiated in 1993.

    Each component of the overall 1995 work force reduction charge, as well as the 1993 restructuring charge, is discussed below.

    1995 WORK FORCE REDUCTION CHARGE. In connection with a previously-disclosed plan to significantly reduce its work force by the end of 1997, BellSouth recorded a pretax charge of $942 in the fourth quarter of 1995. Under this plan, BellSouth expects to reduce the work force of the core wireline business by approximately 11,300 employees by the end of 1997, including a reduction of 800 employees which occurred in December 1995.

    The work force reduction will be accomplished through the separation of approximately 13,200 employees, partially offset by the planned hiring of new employees primarily to replace those not expected to relocate in connection with the consolidation of work locations.

    The $942 pretax charge is comprised of approximately $561 under the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," related to those employees who are expected to receive severance benefits under preexisting separation plans, and approximately $381 for curtailment losses under the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Substantially all of the curtailment losses relate to postretirement benefits other than pensions.

    Once the plan to reduce 11,300 employees is completed, annual employee cost savings are estimated to be approximately $560. Such annual savings will be partially offset by increased costs of approximately $60 for outsourced services.

    POSTEMPLOYMENT BENEFITS CHARGE. The pretax charge of $85 represents estimated future postemployment severance benefits to be paid after 1997, also in accordance with the provisions of SFAS No. 112. This component is based on BellSouth's belief that work force reductions will continue under existing separation plans, although at reduced separation benefit levels.

    1993 RESTRUCTURING OF TELEPHONE OPERATIONS. During 1993, BellSouth Telecommunications recognized a $1,136 restructuring charge in connection with a plan to redesign, consolidate and streamline the fundamental processes and work activities in its telephone operations. Consistent with previously-disclosed expectations, the restructuring was completed in 1995, about one year earlier than initially planned.

    As a part of the restructuring, BellSouth Telecommunications consolidated and centralized its existing operations. These efforts involved redesign of key work processes and the design of new processes that facilitated the consolidation of service functions and the reduction of 10,200 employees.

    Since inception of the restructuring plan, total employee reductions were approximately 10,200, including 5,000 since December 31, 1994. As a result of employee reductions in 1994 and 1995, employee-related expenses, included as a component of operating expenses, for the year 1995 were reduced by approximately $180 compared to the 1994 level. The cumulative reduction of 10,200 employees since inception of the plan reduced 1995 employee-related expenses by approximately $375. For the year 1996, the cumulative employee reductions under the plan are projected to reduce employee-related expenses by approximately $600.

    A summary of employee reductions and expenditures through December 31, 1995 under the 1993 restructuring plan is as follows:

                                           1993     1994     1995    TOTAL
                                          ------   ------   ------   ------
Employee Reductions.....................  1,300    3,900    5,000    10,200
                                          ------   ------   ------   ------
                                          ------   ------   ------   ------
Expenditures By Component:
  Consolidation and Elimination of
   Operations...........................  $  15    $ 165    $ 231    $  411
  Systems...............................   --        170      244       414
  Employee Separation...................     38      134      251       423
                                          ------   ------   ------   ------
    Total...............................  $  53    $ 469    $ 726    $1,248
                                          ------   ------   ------   ------
                                          ------   ------   ------   ------
Expenditures By Type:
  Cash..................................  $  53    $ 390    $ 648    $1,091
  Noncash...............................   --         79       78       157
                                          ------   ------   ------   ------
    Total...............................  $  53    $ 469    $ 726    $1,248
                                          ------   ------   ------   ------
                                          ------   ------   ------   ------
Capital Expenditures (not included in
 above expenditures)....................  $--      $ 204    $ 250    $  454
                                          ------   ------   ------   ------
                                          ------   ------   ------   ------

    Total  expenditures  of $1,248  include  $55 of  additional  net curtailment losses resulting from a greater number of retirement-eligible employees separating under the plan than originally expected. These additional net curtailment losses were included in the 1995 work force reduction charge discussed above.

    At inception of the restructuring plan in 1993, the projected employee reductions and expenditures for each component of the charge by year were as follows:

                                                             1993       1994       1995       1996       TOTAL
                                                           ---------  ---------  ---------  ---------  ---------
Employee Reductions......................................      1,300      3,700      2,900      2,300     10,200
                                                           ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------
Consolidation and Elimination of Operations..............  $      15  $     185  $      87  $      56  $     343
Systems..................................................     --            185        156         84        425
Employee Separation......................................         38        143        105         82        368
                                                           ---------  ---------  ---------  ---------  ---------
  Total..................................................  $      53  $     513  $     348  $     222  $   1,136
                                                           ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------

OTHER INCOME STATEMENT ITEMS

                                                                                       PERCENT CHANGE
                                                                                   ----------------------
                                                                                    1995 VS.    1994 VS.
                                                    1995       1994       1993        1994        1993
                                                  ---------  ---------  ---------  ----------  ----------
Interest Expense................................  $     724  $     666  $     689       8.7%       (3.3%)
Other Income, net...............................         20         11          8      81.8        37.5
Provision for Income Taxes......................      1,024      1,243        572     (17.6)      117.3

    INTEREST EXPENSE includes interest on debt, certain other accrued liabilities and capital leases, partially offset by interest capitalized as a cost of installing equipment and constructing plant. Interest expense increased $58 (8.7%) in 1995 compared to a decrease of $23 (3.3%) in 1994.

    The 1995 increase was primarily attributable to higher average interest rates on short-term borrowings and higher average debt levels for long-term borrowings. The average interest rate on long-term borrowings was slightly lower in 1995 compared to 1994, reflecting the initial impact of 1995 debt refinancings at more favorable interest rates.

    The decrease for 1994 resulted primarily from interest savings attributable to refinancings in 1993 of long-term debt at lower interest rates. The decrease was partially offset by higher average levels of short-term borrowings at higher average interest rates.

    OTHER INCOME, NET includes earnings and losses from unconsolidated subsidiaries, businesses and partnerships; gains and losses from the sale of operations; interest and dividend income; and minority interests. Other Income, net increased $9 (81.8%) in 1995 compared to an increase of $3 (37.5%) in 1994.

    The increase in 1995 included a $43 increase in interest income and $18 in lower net minority interest deductions. Equity in losses of unconsolidated affiliates was $(86) in 1995 compared to $(110) in 1994. The lower 1995 losses reflect a reduction in losses in the mobile data communications businesses and higher income from domestic cellular operations, partially offset by increased losses from certain developing international businesses, principally operations in Germany and Israel. The increase in Other Income was also attributable to a $34 increase in miscellaneous income related to nonstrategic business activities. The increases in Other Income were partially offset by a gain of $108 in 1994, as discussed below.

    The increase in 1994 reflected an aggregate gain of $108 from the sale of two international cellular investments and a $22 increase in interest income. The increases were partially offset by a $29 increase in net minority interest deductions. Equity in earnings (losses) of unconsolidated affiliates was $(110) in 1994 compared to $11 in 1993. The overall 1994 loss reflects increased losses attributable to developing operations, principally the mobile data communications businesses and, to a lesser extent, the cellular business in Germany and the long distance telecommunications business in Chile. Such increased losses were partially offset by an improvement in earnings from other unconsolidated domestic and international wireless businesses.

    PROVISION FOR INCOME TAXES decreased $219 (17.6%) in 1995 compared to an increase of $671 (117.3%) in 1994. BellSouth's effective tax rates were 39.6%, 36.5% and 35.6% in 1995, 1994 and 1993, respectively. A reconciliation of the statutory Federal income tax rates to these effective tax rates is provided in Note L. A discussion of the 1993 adoption of SFAS No. 109, "Accounting for Income Taxes," also is included therein.

EXTRAORDINARY LOSSES

    DISCONTINUANCE OF SFAS NO. 71. As a result of its continuing regulatory and marketplace assessments, BellSouth Telecommunications concluded that it is no longer appropriate to prepare its external financial results using the accounting method required for regulated enterprises. BellSouth Telecommunications believes that based on recent changes in the regulatory framework and the increasing level of competition, it was required to discontinue SFAS No. 71 for financial reporting purposes. Discontinuance was required because most of BellSouth Telecommunications' revenues will not be generated under cost-based regulation and because it is doubtful that regulated rates sufficient to recover the net book value of telephone plant could be charged to and collected from customers due to the expected levels of future competition. Accordingly, in the second quarter of 1995, BellSouth Telecommunications discontinued application of SFAS No. 71 and recorded a noncash extraordinary charge of $2,718 (net of a deferred tax benefit of $1,731). The extraordinary charge reflects $3,002 (after tax) to reduce the recorded value of long lived telephone plant and equipment, all of which was within the regulatory framework, to the level appropriate for nonregulated enterprises. The overall charge was partially offset by $194 related to the method by which BellSouth Telecommunications reports its directory publishing revenues, $71 related to the elimination of regulatory assets and liabilities and $19 for the partial acceleration of unamortized investment tax credits associated with the reductions in asset carrying values and in asset lives.

    Recent changes in its regulatory framework and the simultaneous elimination of legal and regulatory barriers for its competitors both support discontinuance of SFAS No. 71. In the regulatory arena, implementation of price regulation has been and continues to be a cornerstone in BellSouth Telecommunications' corporate strategy. Due in part to this strategy, changes in the regulatory framework are now being implemented (see "Operating Environment and Trends of the Business"). As a result of such changes, a significant portion of BellSouth Telecommunications' revenue will no longer be regulated based on the recovery of specific costs. Furthermore, BellSouth Telecommunications expects that competition in its local exchange markets will accelerate. The removal of legal and regulatory barriers is expected to encourage potential competitors to accelerate deployment of competing networks to either compete directly for local service or to bypass the BellSouth Telecommunications network for long distance access. Potential competitors have continued to make investments in wireless licenses, cable properties and enhanced interexchange networks, which serves as further evidence of increased competition.

    In connection with the discontinuance of SFAS No. 71, the average depreciable lives of significant categories of long lived telephone plant were reduced to more closely reflect the economic and technological lives. The application of such shorter lives does not result in a material increase in depreciation expense.

    See Note B to the Consolidated Financial Statements.

    EARLY EXTINGUISHMENT OF DEBT. During 1995 and 1993, BellSouth Telecommunications recognized extraordinary losses of $78 (net of a current tax benefit of $49) and $87 (net of a current tax benefit of $59), respectively, related to the early extinguishment of outstanding debt issues. See Note F to the Consolidated Financial Statements.

FINANCIAL CONDITION

    BellSouth uses the net cash generated from its operations and external financing to fund capital expenditures, pay dividends and invest in and operate its existing operations and new businesses. While current liabilities exceeded current assets at both December 31, 1995 and 1994, BellSouth's sources of funds -- primarily from operations and, to the extent necessary, from readily available external financing arrangements -- are sufficient to meet all current obligations on a timely basis. BellSouth believes that such sources of funds will be sufficient to meet the needs of its business for the foreseeable future.

                                                                                           PERCENT CHANGE
                                                                                     --------------------------
                                                                                       1995 VS.      1994 VS.
                                                    1995        1994        1993         1994          1993
                                                 ----------  ----------  ----------  ------------  ------------
Net Cash Provided by Operating Activities......  $  5,443    $  5,172    $  4,687           5.2%         10.3%

    OPERATING ACTIVITIES. Net cash provided by operating activities increased $271 (5.2%) in 1995 compared to an increase of $485 (10.3%) in 1994. The increase in 1995 was primarily attributable to a $512 increase in operating income excluding depreciation, amortization and the work force reduction charges. Such increase in 1995 operating income was partially offset by higher cash expenditures of $258 related to the restructuring plan begun in 1993.

    The increase in 1994, primarily attributable to a higher level of net income, was partially offset by cash expenditures of $390 related to the restructuring plan begun in 1993.

                                                                                           PERCENT CHANGE
                                                                                     --------------------------
                                                                                       1995 VS.      1994 VS.
                                                      1995       1994       1993         1994          1993
                                                    ---------  ---------  ---------  ------------  ------------
Net Cash Used for Investing Activities............  $  (4,384) $  (3,935) $  (3,435)       11.4%         14.6%

    INVESTING ACTIVITIES. BellSouth's primary use of capital resources continues to be for capital expenditures to support development of the wireline and wireless networks. Net cash used for investing activities increased $449 (11.4%) in 1995 compared to an increase of $500 (14.6%) in 1994. The increase in 1995 was primarily due to higher capital expenditures of $603 related substantially to wireline and wireless network development, partially offset by higher cash proceeds of $188 from investment dispositions and repayment of advances.

    Capital expenditures were $4,203 in 1995 and are projected to be approximately $4,000 to $4,300 in 1996. Such capital expenditures for 1995 were financed internally and, for 1996, are expected to be financed primarily through internally generated funds and, to the extent necessary, from external sources.

    The increase in 1994 was primarily attributable to increases in cash investments and advances to unconsolidated affiliates and capital expenditures. Cash used for investments and advances to unconsolidated affiliates increased by $321 (106.3%) to $623. Of such total, approximately 48% was for investments and advances to the mobile data communications businesses and the German and Venezuelan cellular businesses and 30% was loaned to Prime South Diversified, Inc. which indirectly wholly owns Community Cable TV, a Las Vegas cable operation managed by Prime Cable. The remainder was invested in other businesses in which BellSouth has an interest. Capital expenditures for all consolidated BellSouth companies increased by $114 (3.3%) to $3,600. Substantially all cash required for capital expenditures in 1994 was provided internally.

                                                                                       PERCENT CHANGE
                                                                                  -------------------------
                                                                                   1995 VS.      1994 VS.
                                                   1995       1994       1993        1994          1993
                                                 ---------  ---------  ---------  -----------  ------------
Net Cash Provided by (Used for) Financing
 Activities....................................  $      46  $  (1,132) $  (1,016)     --             11.4%

    FINANCING ACTIVITIES. During 1995, financing activities provided cash of $46 while in 1994 financing activities used cash of $(1,132). The change from 1994 to 1995 of $1,178 primarily reflects higher levels of net proceeds from all borrowing activities in 1995 compared to 1994.

    In September 1995, BellSouth's Board of Directors raised the quarterly dividend by $.015 per share to a total of $.36 per share and declared the same $.36 per share dividend again in November 1995.

    The increase in 1994 was primarily attributable to increases of $62 in cash dividends paid to shareholders and $3,447 for debt repayments, primarily short-term borrowings. The effect of these increases was substantially offset by an increase of $3,427 in proceeds from all borrowings.

    DEBT ACTIVITIES. During 1995, BellSouth issued $500 of long-term debt and, with net proceeds, refinanced outstanding short-term debt. Also during 1995, BellSouth issued approximately $1,900 of long-term debt to refinance $1,885 of outstanding long-term debentures, including $485 of debentures redeemed in January 1996. The funds to redeem the $485 of debentures in January 1996 are included in Cash and Cash Equivalents in the Consolidated Balance Sheet at December 31, 1995. In addition, Cash and Cash Equivalents includes $500 which was used to redeem commercial paper on January 2, 1996.

    BellSouth has committed credit lines aggregating $1,539 with various banks. Borrowings under the committed credit lines totaled $21 at December 31, 1995. BellSouth also maintains uncommitted lines of credit of $650. At December 31, 1995, there were no borrowings under the uncommitted lines. As of February 15, 1996, shelf registration statements were on file with the Securities and Exchange Commission under which $2,227 of debt securities could be publicly offered.

    BellSouth's debt to total capitalization ratio, adjusted to exclude the $485 of debentures redeemed in January 1996, increased to 46.7% at December 31, 1995 from 39.3% at December 31, 1994. The increase was mostly caused by the reduction in equity due to the extraordinary loss from the discontinuance of SFAS No. 71.

    DERIVATIVE ACTIVITIES. BellSouth is party to foreign exchange forward contracts, currency swap agreements and interest rate swap agreements in its normal course of business for hedging purposes. These financial instruments are used to mitigate foreign currency and interest rate risks, although to some extent they expose the company to market and credit risks. The credit risks associated with these instruments are controlled through the evaluation and continual monitoring of the creditworthiness of the counterparties. In the event that a counterparty fails to meet the terms of a contract or agreement, BellSouth's exposure is limited to the currency rate or interest rate differential, not the full notional amount. Such contracts and agreements have been executed with creditworthy financial institutions whose credit ratings are generally AA/Aa or higher. As such, BellSouth considers the risk of nonperformance to be remote. See Note O to the Consolidated Financial Statements for additional information.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

    REGULATORY ENVIRONMENT. In providing telecommunications services, BellSouth Telecommunications is subject to regulation by both state and federal regulators with respect to rates, services and other issues. BellSouth's primary regulatory focus continues to be directed toward modifying the regulatory process to one that is more closely aligned with changing market conditions and overall public policy objectives. BellSouth believes that price regulation, whereby prices of basic local exchange services are regulated based on factors other than rate of return and prices for other products and services are based on market factors, is a logical progression to competitive fairness and provides advantages for consumers. While price regulation plans limit the amount of increases in prices for specified services, such plans enhance the company's ability to adjust prices and service options to more effectively respond to changing market conditions and competition and enable it to more fully benefit from productivity enhancements. Price regulation plans have been approved or authorized by the requisite legislative or regulatory bodies in Alabama, Florida (although a sharing requirement exists at least through 1996), Georgia, Kentucky, Mississippi, South Carolina and Tennessee, and approval of a plan is pending in North Carolina. In addition, BellSouth Telecommunications has filed a proposed price regulation plan in Louisiana. At the federal level, BellSouth
Telecommunications is operating under an interim price regulation plan established by the Federal Communications Commission (FCC) in 1995. This plan provided a productivity option, which BellSouth Telecommunications selected, that eliminated both earnings limitations and sharing requirements. The FCC is expected to consider further the interim rules as well as other issues related to competition, streamlined regulation and other matters contained in the Telecommunications Act of 1996 (the 1996 Act). A final order is expected to be issued in 1996.

    ECONOMY. The nation's output of goods and services, which grew 4% in 1994, expanded 3.2% in 1995. Employment in nonfarm business establishments grew 2.3% during the year and the unemployment rate averaged 5.6%. The nine-state region served by BellSouth Telecommunications wireline telephone business outperformed the nation again in 1995. The number of jobs in nonfarm businesses grew 2.8% as the unemployment rate averaged 5.1% for the year. Real income expanded at an estimated 4.5% rate. Net in-migration added approximately 375,000 persons, accounting for half of the region's population growth. The demand for telecommunications services in the region reflected the strength of its economic and population growth. While the economic expansion is expected to continue through 1996, boosted in Georgia in particular by the Olympic games to be held in July and August, tight labor markets, slow labor force growth and modest productivity growth will likely result in slower output growth. Its cost advantages and strong net in-migration promise to keep the region's economic performance comparatively better than the nation's and to bring increased demand for telecommunications services. The increasing competition faced by BellSouth Telecommunications and the growing percentage of revenues from BellSouth Enterprises make BellSouth's financial performance more susceptible to changes in the economy than previously, as its operations reflect the more competitive business environment and the greater demand elasticities for its products and services.

    COMPETITION. Developments in the telecommunications marketplace continue to indicate that a technological convergence is occurring in the telephone, cable and broadcast television, computer, entertainment and information services industries. The technologies utilized and being developed in these industries are able to provide multiple and integrated communications offerings. A number of large companies, including AT&T Corp. (AT&T) and the other major interexchange carriers, other Bell Holding Companies and cable and other video and entertainment companies, have completed acquisitions and entered into business alliances that will ultimately intensify and expand competition for local and toll communications and other services currently provided over BellSouth's networks. Other competitors have announced plans to build, and in certain locations have begun construction of, local phone connections and private networks that would permit business and residential customers to bypass the facilities of local telephone companies, including those of BellSouth Telecommunications in certain cities in its service territory.

    In conjunction with the approval of state price regulation plans, competition for local service has been authorized by legislative or regulatory action in Alabama, Florida, Georgia, North Carolina and Tennessee, and proceedings to consider local service competition are pending in Kentucky, Louisiana and Mississippi. In addition, the 1996 Act preempts state legislative and regulatory barriers to competition for local telephone service, subject only to competitively neutral requirements to assure quality service consistent with public safety, convenience and consumer welfare. AT&T, MCI Telecommunications Corporation (MCI), U S West, Inc. (U S West) and a number of other carriers have filed applications and have announced their intent to provide local service in many of the areas in which BellSouth Telecommunications provides service. The new legislation allows for the Bell Holding Companies, including BellSouth, to compete for interLATA toll business in states outside their local service territories prior to the time that such companies can offer interLATA toll services in states within their local service territories. BellSouth expects Bell Holding Companies and interexchange carriers, including AT&T and MCI, to compete for interLATA toll service and local service business. Those competitors that choose to provide local service predominantly over their own facilities may bundle local and toll service offerings. Such services could be provided before BellSouth becomes eligible to provide interLATA service within the states in its region.

    Notwithstanding the risks associated with increased competition, BellSouth will have opportunities to benefit from entry into new business markets. For example, the presence of competition will allow the entry by BellSouth into interLATA wireline businesses under provisions contained in the new federal telecommunications legislation. BellSouth believes that in order to remain competitive in the future, it must aggressively pursue a corporate strategy of expanding its offerings beyond its traditional businesses and markets. These offerings may include interLATA services, information services and video and electronic commerce services. As a part of this strategy, BellSouth is conducting a trial of video dial tone services; acquiring broadband PCS licenses in certain areas of its wireline territories; and forming business alliances and partnerships, both domestically and internationally, related to the provision of interactive and traditional video programming services as well as wireless and wireline communications services.

    As a result of the 1996 Act, BellSouth is freed from many of the laws, regulations and judicial restrictions (including the Modification of Final Judgment) that constrained the provision of voice, data and video communications throughout its wireline service territory and elsewhere. The FCC has commenced rulemaking proceedings relating to the provision of interLATA service by the Bell Holding Companies. After necessary federal and state proceedings, BellSouth may apply to the FCC to offer interLATA wireline services within its nine-state region, and the FCC must act on such application within 90 days. The FCC must grant such application if it determines that BellSouth (a) has met a competitive checklist; (b) has shown (i) the presence of facilities-based competition for residential and business local service or (ii) in the absence thereof, a statement of the terms under which it would be willing to interconnect with a competitive local carrier; (c) will operate consistently with the separate subsidiary requirement; and (d) will meet the 1996 Act's public interest requirement in so offering the services on the foregoing conditions.

    BellSouth is not required to obtain such FCC approval prior to offering out-of-region interLATA wireline or nationwide interLATA wireless services. BellSouth has begun to offer interLATA wireless service. BellSouth plans to begin offering interLATA wireline service within its nine-state territory as soon as possible after completion of FCC and state regulatory proceedings, expected to be concluded in late 1996 or early 1997; however, no assurance can be provided with respect to when BellSouth will be authorized to initiate such interLATA wireline service. BellSouth has no plans to offer out-of-region interLATA wireline services on a significant scale.

    After some modifications to its network and operating systems, both wireline and wireless interLATA services can be offered by BellSouth. However, many of the telecommunications services that BellSouth and the other Bell Holding Companies may provide may be subject to extensive regulations to be adopted by the FCC and state regulatory commissions.

    The 1996 Act allows, without additional approval, BellSouth to market its wireless services jointly with its wireline local exchange services; before separate marketing was required for cellular services. In addition, such joint marketing will include interLATA wireline services in the nine-state territory when authorized. BellSouth expects to begin a joint marketing trial for wireline local exchange and cellular services later in 1996.

    As another part of its competitive strategy, BellSouth has completed a 1993 restructuring plan to streamline its telephone operations and to improve its overall cost structure and has undertaken a plan to further reduce its work force by the end of 1997. BellSouth Telecommunications is continuing to seek additional ways to better enhance customer service and productivity and to further improve its cost structure. As a result of these ongoing efforts, additional changes to fundamental business processes and work activities are expected.

    BellSouth may consider (a) investments in, strategic alliances with and acquisitions of established companies that provide interLATA services, information services and video and electronic commerce services and (b) the development of such services and capabilities internally. Such transactions, if accomplished, could initially reduce earnings and require substantial capital. Financing for such business opportunities would be provided from funds generated through internal operations and from external sources.

OTHER MATTERS

    CWA CONTRACTS. In October 1995, members of the Communications Workers of America (CWA) ratified new three-year contracts with BellSouth. These contracts were effective in August 1995. The contracts include basic wage increases of 10.9% (compounded) over three years. In addition, the agreement provided a cash payment of one thousand one hundred dollars to each eligible employee upon ratification and provides payments of one thousand one hundred dollars per eligible employee in either cash or BellSouth stock, at the option of the employee, on the 1996 and 1997 contract anniversary dates. Other terms of the agreement include discontinuance of annual wage adjustments based on cost of living increases and discontinuance of annual incentive payments.

    ACCOUNTING PRONOUNCEMENTS. In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which BellSouth is required to adopt effective January 1, 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. The adoption of SFAS No. 121 is not expected to have a material impact on BellSouth's financial position, annual operating results or cash flows.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which BellSouth is required to adopt effective January 1, 1996. SFAS No. 123 establishes optional alternative accounting methods for stock-based compensation as well as new required disclosures. BellSouth has elected to account for stock-based compensation under previously-existing accounting guidance. As such, SFAS No. 123 will be adopted in 1996 for disclosure purposes only and will not impact BellSouth's financial position, annual operating results or cash flows.

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

    Management maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. In addition, as part of its audit of these financial statements, Coopers & Lybrand L.L.P. completed a review of the accounting controls to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied. Management has considered the internal auditor's and Coopers & Lybrand L.L.P.'s recommendations concerning the system of internal controls and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that as of December 31, 1995, the system of internal controls was adequate to accomplish the objectives discussed herein.

    Management also recognizes its responsibility for fostering a strong ethical climate so that BellSouth's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is communicated to all employees through policies and guidelines addressing such issues as conflict of interest, safeguarding of BellSouth's real and intellectual properties, providing equal employment opportunities and ethical relations with customers, suppliers and governmental representatives. BellSouth maintains a program to assess compliance with these policies and our ethical standards through its Vice President -- Corporate Responsibility and Compliance, designated as the ombudsman/ethics officer who reports directly to the Chairman of the Board on these matters.

/s/ John L. Clendenin                          /s/ Ronald M. Dykes
CHAIRMAN OF THE BOARD, PRESIDENT               EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
AND CHIEF EXECUTIVE OFFICER                    OFFICER AND COMPTROLLER

February 5, 1996

                       AUDIT COMMITTEE CHAIRMAN'S LETTER

    The Audit Committee of the Board of Directors consists of four members who are neither officers nor employees of BellSouth Corporation. Information as to these persons, as well as their duties, is provided in the Proxy Statement. The Audit Committee met seven times during 1995 and reviewed with the Chief Corporate Auditor, Coopers & Lybrand L.L.P. and management current audit activities, plans and the results of selected internal audits. The Audit Committee also reviewed the objectivity of the financial reporting process and the adequacy of internal controls. The Audit Committee recommended, subject to shareholder ratification, the appointment of the independent accountants and considered factors relating to their independence. In addition, the Audit Committee provided guidance in matters regarding ethical considerations and business conduct, reviewed the operations of political action committees and monitored compliance with laws and regulations. The Chief Corporate Auditor and Coopers & Lybrand L.L.P. each met privately with the Audit Committee on occasion to encourage confidential discussions as to any auditing matters.

                                          /s/ Marshall M. Criser
                                          CHAIRMAN, AUDIT COMMITTEE
February 5, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders
BellSouth Corporation
Atlanta, Georgia

    We have audited the accompanying consolidated balance sheets of BellSouth Corporation as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of BellSouth's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BellSouth Corporation as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

    As discussed in Note B to the consolidated financial statements, BellSouth discontinued accounting for the operations of BellSouth Telecommunications, Inc. in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," effective June 30, 1995. Also, as discussed in Notes I, L and M to the consolidated financial statements, BellSouth changed its method of accounting for postretirement benefits other than pensions, income taxes and postemployment benefits in 1993.

                                          /s/ Coopers & Lybrand L.L.P.
Atlanta, Georgia
February 5, 1996

                             BELLSOUTH CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------
                                                                              1995         1994         1993
                                                                            ---------    ---------    ---------
Operating Revenues:
  Network and related services:
    Local service.......................................................    $   7,294    $   6,863    $   6,577
    Interstate access...................................................        3,275        3,127        2,991
    Intrastate access...................................................          884          908          882
    Toll................................................................        1,009        1,190        1,220
  Wireless communications...............................................        2,592        2,067        1,553
  Directory advertising and publishing..................................        1,677        1,556        1,515
  Other services........................................................        1,155        1,134        1,142
                                                                            ---------    ---------    ---------
    Total Operating Revenues............................................       17,886       16,845       15,880
                                                                            ---------    ---------    ---------
Operating Expenses:
  Cost of services and products.........................................        6,184        6,043        5,865
  Depreciation and amortization.........................................        3,455        3,259        3,162
  Selling, general and administrative...................................        3,873        3,485        3,430
  Work force reduction/restructuring charges (Note K)...................        1,082       --            1,136
                                                                            ---------    ---------    ---------
    Total Operating Expenses............................................       14,594       12,787       13,593
                                                                            ---------    ---------    ---------
Operating Income........................................................        3,292        4,058        2,287
Interest Expense........................................................          724          666          689
Other Income, net.......................................................           20           11            8
                                                                            ---------    ---------    ---------
Income Before Income Taxes, Extraordinary Losses and Cumulative Effect
 of Change in Accounting Principle......................................        2,588        3,403        1,606
Provision for Income Taxes (Note L).....................................        1,024        1,243          572
                                                                            ---------    ---------    ---------
Income Before Extraordinary Losses and Cumulative
 Effect of Change in Accounting Principle...............................        1,564        2,160        1,034
Extraordinary Loss for Discontinuance of SFAS No. 71,
 net of tax (Note B)....................................................       (2,718)      --           --
Extraordinary Loss on Early Extinguishment of Debt,
 net of tax (Note F)....................................................          (78)      --              (87)
Cumulative Effect of Change in Accounting Principle,
 net of tax (Note M)....................................................       --           --              (67)
                                                                            ---------    ---------    ---------
    Net Income (Loss)...................................................    $  (1,232)   $   2,160    $     880
                                                                            ---------    ---------    ---------
                                                                            ---------    ---------    ---------
Weighted Average Common Shares Outstanding (Note H).....................          993          992          991
Dividends Declared Per Common Share (Note H)............................    $    1.41    $    1.38    $    1.38
Earnings Per Share: (Note H)
  Income Before Extraordinary Losses and Cumulative
   Effect of Change in Accounting Principle.............................    $    1.57    $    2.18    $    1.04
  Extraordinary Loss for Discontinuance of SFAS No. 71,
   net of tax (Note B)..................................................        (2.73)      --           --
  Extraordinary Loss on Early Extinguishment of Debt,
   net of tax (Note F)..................................................         (.08)      --             (.09)
  Cumulative Effect of Change in Accounting Principle,
   net of tax (Note M)..................................................       --           --             (.06)
                                                                            ---------    ---------    ---------
    Net Income (Loss)...................................................    $   (1.24)   $    2.18    $     .89
                                                                            ---------    ---------    ---------
                                                                            ---------    ---------    ---------

   The accompanying notes are an integral part of these financial statements.

                             BELLSOUTH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                                       DECEMBER 31,
                                                                                                   --------------------
                                                                                                     1995       1994
                                                                                                   ---------  ---------
ASSETS
Current Assets:
  Cash and cash equivalents......................................................................  $   1,711  $     606
  Temporary cash investments.....................................................................         71         51
  Accounts receivable, net of allowance for uncollectibles of $171 and $154......................      3,772      3,127
  Material and supplies..........................................................................        430        490
  Other current assets...........................................................................        521        454
                                                                                                   ---------  ---------
                                                                                                       6,505      4,728
                                                                                                   ---------  ---------
Investments and Advances (Note C)................................................................      2,418      2,532
Property, Plant and Equipment, net (Note D)......................................................     21,092     25,162
Deferred Charges and Other Assets................................................................        338        535
Intangible Assets, net...........................................................................      1,527      1,440
                                                                                                   ---------  ---------
    Total Assets.................................................................................  $  31,880  $  34,397
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Debt maturing within one year: (Note F)
    Debentures to be redeemed in January 1996....................................................  $     485  $  --
    Other........................................................................................      2,466      2,019
  Accounts payable...............................................................................      1,724      1,378
  Other current liabilities (Note E).............................................................      2,715      3,101
                                                                                                   ---------  ---------
                                                                                                       7,390      6,498
                                                                                                   ---------  ---------
Long-Term Debt (Note F)..........................................................................      7,924      7,435
                                                                                                   ---------  ---------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes..............................................................      1,650      3,647
  Unamortized investment tax credits.............................................................        355        443
  Other liabilities and deferred credits (Note G)................................................      2,736      2,006
                                                                                                   ---------  ---------
                                                                                                       4,741      6,096
                                                                                                   ---------  ---------
Shareholders' Equity:
  Common stock, $1 par value (2,200 and 1,100 shares authorized; 994 and 496 shares
   outstanding)..................................................................................      1,007        503
  Paid-in capital................................................................................      7,619      8,064
  Retained earnings..............................................................................      4,099      6,721
  Shares held in trust (Note H)..................................................................       (374)      (336)
  Guarantee of ESOP debt (Notes H and I).........................................................       (526)      (584)
                                                                                                   ---------  ---------
                                                                                                      11,825     14,368
                                                                                                   ---------  ---------
    Total Liabilities and Shareholders' Equity...................................................  $  31,880  $  34,397
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                             BELLSOUTH CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                       NUMBER OF SHARES                                 AMOUNT
                                     ---------------------   -------------------------------------------------------------
                                                  SHARES                                       SHARES
                                      COMMON       HELD        PAR     PAID-IN   RETAINED       HELD          GUARANTEE OF
                                       STOCK     IN TRUST     VALUE    CAPITAL   EARNINGS     IN TRUST         ESOP DEBT
                                     ---------   ---------   -------   -------   --------   -------------     ------------
Balance at December 31, 1992.......      494        --       $   494   $ 7,610   $  6,395     $ --            $    (700)
Net income.........................                                                   880
Dividends declared.................                                                (1,369)
Shares issued for:
  Shareholder Dividend Reinvestment
   and Stock Purchase Plan.........        1                       1        81
  Employee benefit plans...........        1                       1        32
  Grantor trusts...................        6         (6)           6       287                    (293)
ESOP activities and related tax
 benefit...........................                                                    13                            57
                                     ---------      ---      -------   -------   --------       ------           ------
Balance at December 31, 1993.......      502         (6)         502     8,010      5,919         (293)            (643)
Net income.........................                                                 2,160
Dividends declared.................                                                (1,370)
Shares issued for:
  Employee benefit plans...........                                          6
  Grantor trusts...................        1         (1)           1        42                     (43)
ESOP activities and related tax
 benefit...........................                                                    12                            59
Foreign currency translation
 adjustment........................                                          6
                                     ---------      ---      -------   -------   --------       ------           ------
Balance at December 31, 1994.......      503         (7)         503     8,064      6,721         (336)            (584)
Two-for-one stock split (Note H)...      503         (6)         503      (503)
Net loss...........................                                                (1,232)
Dividends declared.................                                                (1,400)
Shares issued for:
  Employee benefit plans...........        1                       1        30
  Grantor trusts...................                                         38                     (38)
ESOP activities and related tax
 benefit...........................                                                    10                            58
Foreign currency translation
 adjustment........................                                        (10)
                                     ---------      ---      -------   -------   --------       ------           ------
Balance at December 31, 1995.......    1,007        (13)     $ 1,007   $ 7,619   $  4,099     $   (374)       $    (526)
                                     ---------      ---      -------   -------   --------       ------           ------
                                     ---------      ---      -------   -------   --------       ------           ------

   The accompanying notes are an integral part of these financial statements.

                             BELLSOUTH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                   FOR THE YEARS ENDED DECEMBER
                                                                               31,
                                                                   ----------------------------
                                                                     1995      1994      1993
                                                                   --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..............................................  $ (1,232) $  2,160  $    880
  Adjustments to net income (loss):
    Extraordinary loss for discontinuance of SFAS No. 71.........     4,449     --        --
    Extraordinary loss on early extinguishment of debt...........       127     --          146
    Payment of call premium......................................       (74)    --         (100)
    Change in accounting principle...............................     --        --          110
    Work force reduction/restructuring charges...................     1,082     --        1,136
    Depreciation and amortization................................     3,455     3,259     3,162
    Provision for losses on bad debts............................       213       175       198
    Deferred income taxes and unamortized investment tax
     credits.....................................................    (1,971)      (19)     (676)
    Pension expense in excess of funding/(pension income)........       (53)       28       121
    Dividends from unconsolidated affiliates.....................       149       122       200
    Losses (earnings) from unconsolidated affiliates.............        86       110       (11)
    Change in accounts receivable and other current assets.......      (770)     (741)     (752)
    Change in accounts payable and other current liabilities.....      (283)     (187)      (13)
    Change in deferred charges and other assets..................       (28)      (34)      254
    Change in other liabilities and deferred credits.............       315       437        46
    Other reconciling items, net.................................       (22)     (138)      (14)
                                                                   --------  --------  --------
      Net cash provided by operating activities..................     5,443     5,172     4,687
                                                                   --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...........................................    (4,203)   (3,600)   (3,486)
  Proceeds from disposals of property, plant and equipment.......       104       138       156
  Proceeds from disposition of short-term investments............       187       107       148
  Purchases of short-term investments............................      (207)     (108)     (116)
  Proceeds from investment dispositions and repayments of
   advances......................................................       426       238       182
  Investments in and advances to unconsolidated affiliates.......      (521)     (623)     (302)
  Other investing activities, net................................      (170)      (87)      (17)
                                                                   --------  --------  --------
      Net cash used for investing activities.....................    (4,384)   (3,935)   (3,435)
                                                                   --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings............................    21,075    22,489    16,290
  Repayments of short-term borrowings............................   (20,565)  (22,306)  (15,857)
  Proceeds from long-term debt...................................     2,488       191     2,963
  Repayments of long-term debt...................................    (1,555)     (129)   (3,131)
  Dividends paid.................................................    (1,385)   (1,369)   (1,307)
  Other financing activities, net................................       (12)       (8)       26
                                                                   --------  --------  --------
      Net cash provided by (used for) financing activities.......        46    (1,132)   (1,016)
                                                                   --------  --------  --------
Net Increase in Cash and Cash Equivalents........................     1,105       105       236
Cash and Cash Equivalents at Beginning of Period.................       606       501       265
                                                                   --------  --------  --------
Cash and Cash Equivalents at End of Period.......................  $  1,711  $    606  $    501
                                                                   --------  --------  --------
                                                                   --------  --------  --------

   The accompanying notes are an integral part of these financial statements.

                             BELLSOUTH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE A -- ACCOUNTING POLICIES
    ORGANIZATION. BellSouth Corporation (BellSouth) is a holding company headquartered in Atlanta, Georgia whose operating telephone company subsidiary, BellSouth Telecommunications, Inc. (BellSouth Telecommunications), serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides local exchange service and toll communications services within geographic areas, called Local Access and Transport Areas (LATAs), and provides network access services to enable interLATA communications using the long-distance facilities of interexchange carriers. Through subsidiaries, other telecommunications services and products are provided primarily within the nine-state BellSouth Telecommunications region. BellSouth Enterprises, Inc. (BellSouth Enterprises), another wholly-owned subsidiary, owns businesses providing wireless and international communications services and advertising and publishing products.

    Substantially all of BellSouth's operating revenues are derived from domestic operations. For the year ended December 31, 1995, approximately 70% of BellSouth's operating revenues were from wireline and network services, 14% were from wireless communications services and 9% were from directory advertising and publishing services. The remainder of such operating revenues was derived principally from other nonregulated services provided by BellSouth Telecommunications.

    BASIS OF PRESENTATION. The consolidated financial statements include the accounts of BellSouth and subsidiaries in which it has a controlling financial interest. Investments in certain partnerships, joint ventures and subsidiaries are accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year's presentation.

    BASIS OF ACCOUNTING. BellSouth's consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Such financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates.

    Effective June 30, 1995, BellSouth discontinued application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." See Note B for further discussion of the impacts of discontinuance of SFAS No. 71.

    CASH AND CASH EQUIVALENTS. BellSouth considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investments with an original maturity of over three months to one year are not considered cash equivalents and are included as temporary cash investments on the consolidated balance sheets. Interest income on cash equivalents, temporary cash investments and other interest-bearing instruments was $108, $65 and $43 for the years ended December 31, 1995, 1994 and 1993, respectively.

    MATERIAL AND SUPPLIES. New and reusable material is carried in inventory, principally at average original cost, except that specific costs are used in the case of large individual items. Nonreusable material is carried at estimated salvage value.

    PROPERTY, PLANT AND EQUIPMENT. The investment in property, plant and equipment is stated at original cost. For plant dedicated to providing regulated telecommunications services, depreciation is based on the remaining life method of depreciation and straight-line composite rates determined on the basis of equal life groups of certain categories of telephone plant acquired in a given year. When depreciable telephone plant is disposed of, the original cost, less net salvage value, is charged to accumulated depreciation. The

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE A -- ACCOUNTING POLICIES (CONTINUED) cost of other property, plant and equipment is depreciated using either straight-line or accelerated methods over the estimated useful lives of the assets. Gains or losses on disposal of other depreciable property, plant and equipment are recognized in the year of disposition as an element of other non-operating income.

    INTANGIBLE ASSETS. Intangible assets consist of the excess consideration paid over net assets acquired in business combinations, acquired licenses and customer lists. Intangible assets are being amortized using the straight-line and accelerated methods over periods of benefit. Such periods do not exceed 40 years. The carrying value of intangible assets is periodically reviewed on the basis of whether such intangibles are fully recoverable from projected, discounted net cash flows of the related business unit. Amortization of such intangibles was $50, $53 and $58 for the years ended December 31, 1995, 1994 and 1993, respectively. At December 31, 1995 and 1994, accumulated amortization of intangibles was $228 and $212, respectively.

    FOREIGN CURRENCY. Assets and liabilities of foreign subsidiaries and equity investees with a functional currency other than U.S. dollars are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Foreign entity revenues and expenses are translated into U.S. dollars at the average rates that prevailed during the period. The resulting net translation gains and losses are reported as foreign currency translation adjustments in Shareholders' Equity as a component of Paid-In Capital.

    Exchange gains and losses on transactions of the company and its equity investees denominated in a currency other than their functional currency are generally included in results of operations as incurred unless the transactions are hedged (see "Derivative Financial Instruments" below). The exchange gains and losses for the years ended December 31, 1995, 1994 and 1993 were not material.

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

    REVENUE RECOGNITION. Revenues are recognized when earned. Certain revenues derived from local telephone and wireless services are billed monthly in advance and are recognized the following month when services are provided. Directory advertising and publishing revenues and related directory costs are recognized upon publication of directories. Revenues derived from other telecommunications services, principally network access, toll and cellular airtime usage, are recognized monthly as services are provided. Allowances for uncollectible billed services are adjusted monthly. The provision for such uncollectible accounts was $213, $175 and $198 for the years ended December 31, 1995, 1994 and 1993, respectively.

    Revenues from services provided to AT&T Corp., BellSouth's largest customer, were approximately 10%, 11% and 14% of consolidated operating revenues for 1995, 1994 and 1993, respectively.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE A -- ACCOUNTING POLICIES (CONTINUED)
    MAINTENANCE  AND REPAIRS.   The  cost of  maintenance and  repairs of plant,
including  the  cost  of  replacing   minor  items  not  effecting   substantial
betterments, is charged to operating expenses.

    INCOME TAXES. The balance sheet reflects deferred tax balances associated with the anticipated tax impact of future income or deductions implicit in the balance sheet in the form of temporary differences. Temporary differences primarily result from the use of accelerated methods and shorter lives in computing depreciation for tax purposes.

    For financial reporting purposes, BellSouth is amortizing deferred investment tax credits earned prior to the 1986 repeal of the investment tax credit and also some transitional credits earned after the repeal. The credits are being amortized as a reduction to the provision for income taxes over the estimated useful lives of the assets to which the credits relate.

    EARNINGS PER SHARE. Earnings per common share are computed on the basis of the weighted average number of shares of common stock outstanding during each year. Earnings per share have been restated to reflect a two-for-one stock split approved by BellSouth's Board of Directors in September 1995. See Note H for additional information.

NOTE B -- DISCONTINUANCE OF SFAS NO. 71
    As a result of its continuing regulatory and marketplace assessments, BellSouth Telecommunications concluded during the second quarter 1995 that it is no longer appropriate to prepare its external financial results using the accounting method required for regulated enterprises. BellSouth Telecommunications believes that, based on recent changes in the regulatory framework and the increasing level of competition, it was required to discontinue SFAS No. 71, "Accounting for the Effects of Certain Types of
Regulation," for financial reporting purposes. Discontinuance was required because most of BellSouth Telecommunications' revenues will not be generated under cost-based regulation and because it is doubtful that regulated rates sufficient to recover the net book value of telephone plant could be charged to and collected from customers due to the expected levels of future competition. Accordingly, in the second quarter, BellSouth Telecommunications discontinued application of SFAS No. 71 and recorded a noncash extraordinary charge of $2,718 (net of a deferred tax benefit of $1,731). The components of the charge are as follows:

                                                                                           PRETAX    AFTER TAX
                                                                                          ---------  ---------
Reduction in recorded value of long lived telephone plant...............................  $  (4,896) $  (3,002)
Full adoption of issue basis accounting.................................................        317        194
Elimination of regulatory assets and liabilities........................................        111         71
Partial adjustment to unamortized investment tax credits................................         19         19
                                                                                          ---------  ---------
  Total.................................................................................  $  (4,449) $  (2,718)
                                                                                          ---------  ---------
                                                                                          ---------  ---------

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE B -- DISCONTINUANCE OF SFAS NO. 71 (CONTINUED)
    The reduction of telephone plant, $4,896 (pretax), was recorded as an increase to the related accumulated depreciation accounts, the categories and amounts of which are as follows:

Central Office Equipment:
  Digital switching.............................................................  $   1,305
  Circuit-other.................................................................      1,291
                                                                                  ---------
    Total Central Office Equipment..............................................      2,596
                                                                                  ---------
Outside Plant:
  Buried metallic cable.........................................................      1,345
  Aerial metallic cable.........................................................        630
  Underground metallic cable....................................................        325
                                                                                  ---------
    Total Outside Plant.........................................................      2,300
                                                                                  ---------
  Total.........................................................................  $   4,896
                                                                                  ---------
                                                                                  ---------

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

    For financial reporting purposes, the average depreciable lives of affected categories of long lived telephone plant have been reduced to more closely reflect the economic and technological lives. Differences between regulator-approved asset lives and the current estimated economic asset lives are as follows:

                                                                               COMPOSITE OF            ESTIMATED
                                                                            REGULATOR-APPROVED      ECONOMIC ASSET
CATEGORY                                                                  ASSET LIVES (IN YEARS)   LIVES (IN YEARS)
------------------------------------------------------------------------  -----------------------  -----------------
Digital switching.......................................................              17.0                  10.0
Circuit-other...........................................................              10.5                   9.1
Buried metallic cable...................................................              20.0                  14.0
Aerial metallic cable...................................................              20.0                  14.0
Underground metallic cable..............................................              25.0                  12.0

    The remaining components of the extraordinary charge, which partially offset the plant-related portion of the overall charge, include $194 (after tax) related to the method by which BellSouth Telecommunications reports its directory publishing revenues. BellSouth's unregulated subsidiaries recognize directory publishing revenues and production expenses using issue basis accounting. Under issue basis accounting, revenues and product expenses are recognized when directories are published rather than over the lives of the directories (generally one year) as under the prescribed regulatory accounting framework. BellSouth Telecommunications is now reporting using issue basis accounting consistent with BellSouth's unregulated subsidiaries and with publishing companies in general.

    The overall extraordinary charge was also reduced by $71 (after tax) to reflect the removal of regulatory assets and liabilities that were recorded as a result of previous actions by regulators. Virtually all of these regulatory assets and liabilities arose in connection with the incorporation of new accounting standards into the ratemaking process and were transitory in nature. The magnitude of the regulatory assets and liabilities has been decreasing over time due to the ongoing amortization prescribed as a part of the adoption in 1988 of the Federal Communications Commission's current Uniform System of Accounts. In addition, the overall extraordinary charge was reduced by $19 (after tax) for the partial acceleration of unamortized investment tax credits associated with the reductions in asset carrying values and in asset lives.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE C -- INVESTMENTS, ADVANCES AND SALES OF OPERATIONS
    Investments and advances as of December 31 consist of the following:

                                                                                             1995       1994
                                                                                           ---------  ---------
Investments accounted for under the equity method........................................  $   1,619  $   1,716
Advances to and notes receivable from affiliates.........................................        703        729
Other investments........................................................................         96         87
                                                                                           ---------  ---------
  Total Investments and Advances.........................................................  $   2,418  $   2,532
                                                                                           ---------  ---------
                                                                                           ---------  ---------

    BellSouth's equity method investments primarily include various partnerships in domestic cellular properties, mobile data communications, investments in international cellular properties and other international communications consortiums. Earnings (losses) related to investments accounted for under the equity method were $(86), $(110) and $11 for the three years ended December 31, 1995, 1994 and 1993, respectively, and are included as a component of Other Income.

    DOMESTIC  CELLULAR.    BellSouth's  domestic  cellular  investments  consist
primarily of a 60.0% non-controlling financial interest in the Los Angeles Cellular Telephone Company and a 43.8% interest in the Houston Cellular Telephone Company. At December 31, 1995, BellSouth's aggregate investment in these entities exceeded the underlying book value of the investees' net assets by $907. The excess of consideration paid over net assets acquired along with other intangible assets are being amortized using either straight-line or accelerated methods over periods of benefit which do not exceed 40 years.

    MOBILE DATA COMMUNICATIONS. In January 1992, BellSouth and RAM Broadcasting Corporation (RBC) formed an investment to own and operate certain mobile data communications networks worldwide as well as certain cellular and paging operations in the United States. The mobile data portion of the investment gives BellSouth a 49% interest in the United States mobile data operations, which is operated by RBC, and various interests in foreign mobile data operations ranging from 6% to 72.5%. In July 1994, BellSouth acquired RBC's 50% interest in the paging segment of the investment giving BellSouth a 100% interest in this entity; after such acquisition, this investment was consolidated. BellSouth had a note receivable from and advances to mobile data affiliates totaling $220 and $135 at December 31, 1995 and 1994, respectively. These receivables bear interest at the rate of the three-month LIBOR, plus 3 1/2%. The instruments are collateralized by assets of the affiliates.

    INTERNATIONAL COMMUNICATIONS. BellSouth has equity investments in international cellular operations in Latin America, Europe, the Asia-Pacific region and other international markets with ownership ranging from 21.4% to 53.3%. Telcel Cellular C.A. (TelCel), in which BellSouth has a noncontrolling 53.3% interest, provides cellular telephone service in Venezuela. BellSouth is a 24.5% participant in Optus, an international consortium which provides a full spectrum of telecommunications services in Australia, including switched network and enhanced services, wireless and satellite based services. BellSouth is a 21.4% participant in the E-Plus Mobilfunk consortium (E-Plus), which provides cellular telephone service in Germany. BellSouth has agreed to guarantee E-Plus borrowings up to 400 million German Marks (U.S. Dollar equivalent of $280 at December 31, 1995). The U.S. dollar equivalent of the outstanding balance of such guaranteed debt as of December 31, 1995 was $110. Subsequent to December 31, 1995, BellSouth purchased an additional interest in E-Plus, which raised its percentage ownership to 22.5%.

    In January 1994, BellSouth disposed of its 36.4% interest in a cellular telephone business in Mexico. In November 1994, BellSouth sold its 4% interest in a company providing cellular service in France. As a result of these dispositions, BellSouth recognized gains aggregating $108 which are included in Other Income.

    OTHER INVESTMENT ACTIVITY. BellSouth has noncontrolling financial interests ranging from 70% to 80% in the CSL Ventures and 1155 Peachtree Associates real estate partnerships. BellSouth had notes receivable from and advances to these partnerships totaling $188 and $186 at December 31, 1995 and 1994,

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE C -- INVESTMENTS, ADVANCES AND SALES OF OPERATIONS (CONTINUED) respectively. The notes bear interest at rates ranging from 7.88% to 9.31% while the advances bear interest at the federal funds rate plus .30%. Principal amounts outstanding at December 31, 1995 are due and payable to BellSouth between December 31, 1996 and August 8, 2002. The instruments require periodic payments of interest and are collateralized by various real estate holdings.

    BellSouth has a credit agreement with Prime South Diversified, Inc. (Prime) to provide up to $250 in financing, of which $185 had been borrowed by Prime as of December 31, 1995 and 1994. The loan is collateralized by the stock of Prime South Diversified, which indirectly wholly owns Community Cable TV in Las Vegas, and its wholly-owned subsidiary Prime South Holdings, Inc. The loan bears interest at a variable rate of 10% to 11% and matures in 2001.

    Minority interests of consolidated subsidiaries, included as a component of Other Income, were $(62), $(80), and $(51) for the years ended December 31, 1995, 1994 and 1993, respectively.

    SUBSEQUENT EVENT. In January 1996, BellSouth sold to MobileMedia Communications, Inc. its paging subsidiary, Mobile Communications Corporation of America (MCCA), and its two-way nationwide narrowband personal communications services license for a total of approximately $930. The pretax gain on such sale was approximately $442.

    MCCA's operating revenues and operating expenses were $349 and $300, respectively, for the year ended December 31, 1995 and total assets at December 31, 1995 were $355.

NOTE D -- PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment is summarized as follows at December 31:

                                                                                           1995       1994
                                                                                         ---------  ---------
Outside plant..........................................................................  $  20,092  $  19,292
Central office equipment...............................................................     16,132     15,443
Building and building improvements.....................................................      3,303      3,114
Operating and other equipment..........................................................      2,952      2,416
Furniture and fixtures.................................................................      2,791      2,535
Plant under construction...............................................................        782        616
Station equipment......................................................................        626        601
Land...................................................................................        191        182
                                                                                         ---------  ---------
                                                                                            46,869     44,199
  Less: Accumulated depreciation.......................................................     25,777     19,037
                                                                                         ---------  ---------
    Total Property, Plant and Equipment, net...........................................  $  21,092  $  25,162
                                                                                         ---------  ---------
                                                                                         ---------  ---------

    See Note B for a discussion of the discontinuance of SFAS No. 71 and its effect on Property, Plant and Equipment.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE E -- OTHER CURRENT LIABILITIES
    Other current liabilities are summarized as follows at December 31:

                                                                                             1995       1994
                                                                                           ---------  ---------
Advanced billing and customer deposits...................................................  $     493  $     500
Taxes accrued............................................................................        382        374
Dividends payable........................................................................        363        347
Salaries and wages payable...............................................................        325        343
Compensated absences.....................................................................        317        333
Interest and rents accrued...............................................................        282        278
Postemployment benefits (see Note K).....................................................        273     --
1993 restructuring accrual (see Note K)..................................................     --            615
Other....................................................................................        280        311
                                                                                           ---------  ---------
  Total Other Current Liabilities........................................................  $   2,715  $   3,101
                                                                                           ---------  ---------
                                                                                           ---------  ---------

NOTE F -- DEBT
    DEBT MATURING WITHIN ONE YEAR: Debt maturing within one year is summarized as follows at December 31:

                                                                                             1995       1994
                                                                                           ---------  ---------
Debentures to be Redeemed in January 1996................................................  $     485  $  --
                                                                                           ---------  ---------
Short-term notes payable:
  Bank loans.............................................................................         85         45
  Commercial paper.......................................................................      2,302      1,839
Current maturities of long-term debt.....................................................         79        135
                                                                                           ---------  ---------
Total Other Debt Maturing Within One Year................................................      2,466      2,019
                                                                                           ---------  ---------
  Total Debt Maturing Within One Year....................................................  $   2,951  $   2,019
                                                                                           ---------  ---------
                                                                                           ---------  ---------
Weighted average interest rate at end of period:
  Bank loans.............................................................................      7.50%      6.39%
  Commercial paper.......................................................................      5.81%      5.82%

    BellSouth has committed credit lines aggregating $1,539 with various banks. Borrowings under the committed lines totaled $21 and $16, respectively, at December 31, 1995 and 1994. BellSouth also maintains uncommitted lines of credit of $650. At December 31, 1995, there were no borrowings under the uncommitted lines. There are no significant commitment fees or requirements for compensating balances associated with any lines of credit.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE F -- DEBT (CONTINUED)
    LONG-TERM: Long-term debt, summarized below, consists primarily of debentures and notes issued by BellSouth Telecommunications. Interest rates and maturities in the table below are for the amounts outstanding at December 31, 1995.

                                                         CONTRACTUAL
                                                       INTEREST RATES       MATURITIES      1995       1994
                                                     -------------------  --------------  ---------  ---------
BellSouth Telecommunications Debentures:                 4 3/8% - 6 3/4%     1997 - 2045  $   1,915  $   1,270
                                                              6.65% - 7%            2095        626         --
                                                             7% - 8 1/4%     1996 - 2035      2,535      1,935
                                                         8 1/2% - 8 3/4%        --               --      1,400
                                                                                          ---------  ---------
                                                                                              5,076      4,605
BellSouth Telecommunications Notes.................        5 1/4% -   7%     1998 - 2008      2,175      1,875
Guarantee of ESOP debt.............................       9.125% - 9.19%            2003        647        694
BellSouth Capital Funding Corporation Notes........        4.50% - 9.25%     1996 - 2002        544        374
Other..............................................                                              79         83
Unamortized discount, net of premium...............                                             (33)       (61)
                                                                                          ---------  ---------
                                                                                              8,488      7,570
Current maturities.................................                                            (564)      (135)
                                                                                          ---------  ---------
  Total Long-Term Debt.............................                                       $   7,924  $   7,435
                                                                                          ---------  ---------
                                                                                          ---------  ---------

    Maturities of long-term debt outstanding (principal amounts) at December 31, 1995 are summarized below. Maturities after the year 2000 include $500 principal amount 6.65% debentures due in 2095. At December 31, 1995, such debentures had an accreted book value of $126.

                                                  1996       1997       1998       1999       2000     THEREAFTER     TOTAL
                                                ---------  ---------  ---------  ---------  ---------  -----------  ---------
Maturities....................................  $     564  $     198  $     771  $     259  $     460   $   6,643   $   8,895
                                                ---------  ---------  ---------  ---------  ---------  -----------  ---------
                                                ---------  ---------  ---------  ---------  ---------  -----------  ---------

    As further discussed in Note H, BellSouth incorporated an Employee Stock Ownership Plan (ESOP) feature into certain of its existing savings plans. In 1990, the ESOP trusts (the Trusts) borrowed $850 aggregate principal amount through the issuance of amortizing notes. Although the obligations are owed by the Trusts, they are guaranteed by BellSouth and thus are reflected as an addition to Long-Term Debt and a reduction to Shareholders' Equity. The Trusts service the debt with contributions from BellSouth and dividends paid on the shares held by the Trusts. As the ESOP obligations are repaid, the amount guaranteed decreases and Long-Term Debt is reduced accordingly.

    Notes issued by BellSouth Capital Funding Corporation (Capital Funding) are used to finance the businesses of BellSouth Enterprises and the unregulated subsidiaries of BellSouth Telecommunications. BellSouth has agreed to ensure the timely payment of principal, premium, if any, and interest on Capital Funding's debt securities.

    During 1995, BellSouth Telecommunications refinanced certain long-term debt issues at more favorable interest rates. The approximate $1,900 gross proceeds of debentures issued during the year to accomplish these refinancings are included in Long-Term Debt. Of the total $1,885 aggregate principal amount of debentures called for redemption during 1995, $1,400 had actually been redeemed as of December 31, 1995. The remaining $485 of debentures, redeemed in January 1996, are included in the Consolidated Balance Sheet at December 31, 1995 as a separate component of Debt Maturing Within One Year.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE F -- DEBT (CONTINUED)
    As a result of the early extinguishment of these issues, including the issues redeemed in January 1996, an extraordinary loss of $78 ($.08 per share), net of a current tax benefit of $49, was recognized in 1995. Also, during 1993, an extraordinary loss of $87 ($.09 per share), net of a current tax benefit of $59, was recognized due to early extinguishments of debt during that year.

    At December 31, 1995, shelf registration statements were on file with the Securities and Exchange Commission under which $1,127 of debt securities could be offered.

NOTE G -- OTHER LIABILITIES AND DEFERRED CREDITS
    Other liabilities and deferred credits are summarized as follows at December 31:

                                                                                             1995       1994
                                                                                           ---------  ---------
Postretirement benefits other than pensions (see Notes I and K)..........................  $     675  $     118
Postemployment benefits (see Note K).....................................................        494        141
Accrued pension cost (see Notes I and K).................................................        469        568
Compensation related.....................................................................        421        342
Minority interests.......................................................................        347        208
Sharing accrual under FCC price cap plan.................................................        186        141
Regulatory liability related to income taxes (see Note L)................................     --            304
Other....................................................................................        144        184
                                                                                           ---------  ---------
  Total Other Liabilities and Deferred Credits...........................................  $   2,736  $   2,006
                                                                                           ---------  ---------
                                                                                           ---------  ---------

NOTE H -- SHAREHOLDERS' EQUITY

    STOCK SPLIT. In September 1995, BellSouth's Board of Directors approved a two-for-one stock split effected in the form of a stock dividend, whereby each shareholder of record as of October 11, 1995 received on November 8, 1995 one additional share of common stock for each share owned as of the record date. As a result of the split, 503,555,084 shares were issued and $503 was transferred from Paid-In Capital to Common Stock. Also in September 1995, BellSouth's Board of Directors approved an increase in the number of authorized shares of common stock to 2,200,000,000 from 1,100,000,000. Weighted average common shares outstanding and per share amounts for all periods presented have been restated to reflect the stock split.

    PREFERRED STOCK AUTHORIZED. BellSouth's Articles of Incorporation authorize 100 million shares of cumulative First Preferred Stock having a par value of $1 per share, of which 30 million shares have been reserved and designated Series A for possible issuance under BellSouth's Shareholder Rights Plan. As of December 31, 1995, no preferred shares had been issued.

    SHAREHOLDER RIGHTS PLAN. In 1989, BellSouth adopted a Shareholder Rights Plan by declaring a dividend of one right for each share of common stock then outstanding and to be issued thereafter. Each right entitles shareholders to buy one one-hundredth of a share of Series A First Preferred Stock for $175 per share. The rights may be exercised only if a person or group acquires 10% of the common stock of BellSouth without the prior approval of the Board of Directors or announces a tender or exchange offer that would result in ownership of 25% or more of the common stock. If a person or group acquires 10% of BellSouth's stock without prior Board approval, other shareholders are then allowed to purchase BellSouth common stock at half price. The rights currently trade with BellSouth common stock and may be redeemed by the Board of Directors for one cent per right until they become exercisable, and thereafter under certain circumstances. The rights expire in 1999.

    GUARANTEE  OF ESOP  DEBT.   Financial reporting  practices require  that the
amount equivalent to BellSouth's guarantee of the amortizing notes issued by its ESOP trusts be presented as a reduction to

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE H -- SHAREHOLDERS' EQUITY (CONTINUED)
Shareholders' Equity, as well as an increase to debt. The amount recorded as a decrease in Shareholders' Equity represents the cost of unallocated BellSouth common stock purchased with the proceeds of the amortizing notes and the timing difference resulting from the shares allocated accounting method. All ESOP shares are considered outstanding for financial reporting purposes and, as such, are included in the computation of earnings per share. As the ESOP notes are repaid, the amount of debt guaranteed decreases, and Shareholders' Equity increases accordingly (see Notes F and I).

    SHARES HELD IN TRUST. During 1993, 1994 and 1995, BellSouth issued shares to grantor trusts to provide partial funding for the benefits payable under certain non-qualified benefit plans. The trusts are irrevocable and assets contributed to the trusts can only be used to pay such benefits with certain exceptions. At December 31, 1995 and 1994, the assets held in the trusts consist of cash and 13,753,204 and 12,524,174 shares, respectively, of BellSouth common stock (restated to reflect the two-for-one stock split). The total cost of the BellSouth shares as of the date of funding the trusts is included in Common Stock and Paid-In Capital; however, because the shares held in trust are not considered outstanding for financial reporting purposes, the shares are reflected separately as Shares Held in Trust, a reduction to Shareholders' Equity. Accordingly, there is no earnings per share impact.

NOTE I -- EMPLOYEE BENEFIT PLANS

    PENSION PLANS.   Substantially  all employees  of BellSouth  are covered  by noncontributory defined benefit pension plans. Principal plans are discussed below; other plans are not significant individually or in the aggregate.

    The plan covering nonrepresented employees is a cash balance plan which provides pension benefits determined by a combination of compensation-based service and additional credits and individual account-based interest credits. The cash balance plan is subject to a minimum benefit determined under a plan in existence for nonrepresented employees prior to July 1, 1993 which provided benefits based upon credited service and employees' average compensation for a specified period. The minimum benefit under the prior plan is applicable to employees retiring through 2005. Both the 1995 and 1994 projected benefit obligations assume interest and additional credits greater than the minimum levels specified in the written plan. Pension benefits provided for represented employees are based on specified benefit amounts and years of service and include the projected effect of future bargained-for improvements.

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

    The components of net pension cost (income) are summarized below:

                                                                                1995       1994       1993
                                                                              ---------  ---------  ---------
Service cost -- benefits earned during the year.............................  $     239  $     272  $     266
Interest cost on projected benefit obligation...............................        812        778        775
Actual loss (return) on plan assets.........................................     (3,041)       136     (1,735)
Net amortization and deferral...............................................      1,937     (1,158)       816
                                                                              ---------  ---------  ---------
    Net pension cost (income)...............................................  $     (53) $      28  $     122
                                                                              ---------  ---------  ---------
                                                                              ---------  ---------  ---------

    Effective January 1, 1994, the nonrepresented cash balance plan was divided from one into four cash balance plans which allowed for costs to be accounted for more precisely based upon specific company demographic information. The plan division had no material impact on BellSouth in 1994. Net pension cost

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE I -- EMPLOYEE BENEFIT PLANS (CONTINUED)
(income) is affected by changes in the discount rate and other actuarial assumptions. The consolidated net pension cost (income) amounts reflected above are exclusive of curtailment effects reflected in the work force reduction and restructuring activities discussed below.

    The  following table sets forth  the funded status of  the plans at December
31:

                                                                                           1995       1994
                                                                                         ---------  ---------
Actuarial present value of:
  Vested benefit obligation............................................................  $   8,853  $   7,431
                                                                                         ---------  ---------
                                                                                         ---------  ---------
  Accumulated benefit obligation.......................................................  $   9,961  $   8,404
                                                                                         ---------  ---------
                                                                                         ---------  ---------
  Projected benefit obligation.........................................................  $  11,994  $  10,115
Plan assets at fair value..............................................................     14,613     12,343
                                                                                         ---------  ---------
Plan assets in excess of projected benefit obligation..................................      2,619      2,228
Unrecognized net gain due to past experience different from assumptions made...........     (2,738)    (2,264)
Unrecognized prior service cost........................................................       (199)      (361)
Unrecognized net asset at transition...................................................       (151)      (171)
                                                                                         ---------  ---------
  Accrued pension cost.................................................................  $    (469) $    (568)
                                                                                         ---------  ---------
                                                                                         ---------  ---------

    The significant actuarial assumptions at December 31, 1995 and 1994 were as follows:

                                          1995   1994
                                          ----   -----
Weighted average discount rate..........    7.0%    8.25%
Weighted average rate of compensation
 increase...............................    5.7%    5.7%
Expected long-term rate of return on
 plan assets............................    8.0%    8.0%

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. BellSouth sponsors postretirement health and life insurance welfare plans for most of its nonrepresented and represented employees. Effective January 1, 1993, BellSouth adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," to account for these plans. BellSouth's transition benefit obligation of $1,486 is being amortized over 15 years, the average remaining service period of active plan participants at adoption. The accounting for the health care plan does not anticipate future adjustments to the cost-sharing arrangements provided for in the written plan for employees who retire after December 31, 1991. As a result of the adoption of SFAS No. 106, net income for 1993 was reduced by approximately $23 ($.02 per share).

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

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE I -- EMPLOYEE BENEFIT PLANS (CONTINUED)
    Net postretirement benefit cost (income) for the years ended December 31, 1995, 1994 and 1993, respectively, is composed of the following:

                                               1995              1994              1993
                                          ---------------   ---------------   ---------------
                                          HEALTH    LIFE    HEALTH    LIFE    HEALTH    LIFE
                                          ------   ------   ------   ------   ------   ------
Service cost -- benefits earned during
 the year...............................   $ 27    $   10    $ 35    $   13    $ 30    $    9
Interest on accumulated postretirement
 benefit obligation.....................    223        38     211        37     199        32
Actual loss (return) on plan assets.....   (185)     (125)     14       (12)    (43)      (35)
Amortization of transition liability
 (asset)................................    110       (13)    112       (13)    113       (13)
Other amortization and deferral, net....    115        77     (65)      (30)     (9)      (10)
                                          ------   ------   ------   ------   ------   ------
Net postretirement benefit cost
 (income)...............................   $290    $  (13)   $307    $   (5)   $290    $  (17)
                                          ------   ------   ------   ------   ------   ------
                                          ------   ------   ------   ------   ------   ------

    The consolidated net postretirement benefit cost (income) amounts reflected above are exclusive of curtailment effects reflected in the work force reduction and restructuring activities discussed below.

    The following table sets forth the plans' funded status at December 31, 1995 and 1994, respectively:

                                                                                      1995                  1994
                                                                              --------------------  --------------------
                                                                               HEALTH      LIFE      HEALTH      LIFE
                                                                              ---------  ---------  ---------  ---------
Accumulated postretirement benefit obligation:
  Retirees..................................................................  $   1,909  $     305  $   1,835  $     249
  Fully eligible active plan participants...................................        712        178        304         69
  Other active plan participants............................................        687        137        507        132
                                                                              ---------  ---------  ---------  ---------
                                                                                  3,308        620      2,646        450
Plan assets at fair value...................................................      1,159        692        883        583
                                                                              ---------  ---------  ---------  ---------
Accumulated postretirement benefit obligation
 less than (in excess of) plan assets.......................................     (2,149)        72     (1,763)       133
Unrecognized prior service cost.............................................        103          5     --         --
Unrecognized net losses.....................................................        218        117        220         60
Unrecognized transition obligation (asset)..................................      1,153       (157)     1,425       (170)
                                                                              ---------  ---------  ---------  ---------
Prepaid (accrued) postretirement benefit cost...............................  $    (675) $      37  $    (118) $      23
                                                                              ---------  ---------  ---------  ---------
                                                                              ---------  ---------  ---------  ---------

    The significant actuarial assumptions at December 31, 1995 and 1994 were as follows:

                                                     1995      1994
                                                    -------   -------
Weighted average discount rate....................       7.0%      8.75%
Weighted average rate of compensation increase....       5.7%      5.7%
Health care cost trend rate (1)...................       9.0%     11.0%
Expected long-term rate of return on plan assets
 (2)..............................................       8.0%      8.0%

------------------------
(1) Trend rate used to value the accumulated postretirement obligation in 1995 is assumed to decrease gradually to 5% in 2003; trend rate used in 1994 was assumed to decrease gradually to 5% in 2007.

(2) Rate net of an estimated 30% tax reduction for the nonrepresented employees' trust for both 1995 and 1994.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE I -- EMPLOYEE BENEFIT PLANS (CONTINUED)
    The health care cost trend rate assumption affects the amounts reported. A one-percentage-point increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation by $204 at December 31, 1995 and the estimated aggregate service and interest cost components of the 1995 postretirement benefit cost by $9.

    EFFECT OF 1995 WORK FORCE REDUCTION AND 1993 RESTRUCTURING ON PENSIONS AND OTHER POSTRETIREMENT BENEFITS. As a part of the work force reduction charge in 1995 (see Note K), BellSouth recorded an estimated liability of $381 for curtailment losses expected to impact BellSouth's pension and postretirement health plans from January 1, 1996 through December 31, 1997. Substantially all of such losses relate to postretirement health plans. The expected benefits from curtailment gains will be recognized as they occur in 1996 and 1997.

    As a part of the restructuring charge in 1993 (see Note K), BellSouth recorded a liability of $88 for estimated net curtailment losses expected to impact BellSouth's pension and postretirement health plans; subsequently, the estimate has been revised for actual results and additional charges based upon revised projections. Having recognized through 1995 the total net curtailments originally projected for the restructuring, BellSouth has reevaluated the original estimate and charged an additional $55 for net curtailment losses reflected in the income statement on a line item combined with the 1995 work force reduction charge. The additional net curtailment charge is a result of a greater number of employees terminating in a retirement eligible status than originally expected, thus generating additional losses in retiree health benefits and reduced gains in pensions.

    DEFINED CONTRIBUTION PLANS. BellSouth maintains several contributory savings plans which cover substantially all employees. The BellSouth Savings and Employee Stock Ownership Plan and the BellSouth Savings and Security Plan (collectively, the ESOP Plans) are tax-qualified employee stock ownership plans which cover the largest portion of the employees. Assets of the plans are held by two trusts (the Trusts), which, in turn, are part of the BellSouth Master Savings Trust. In 1990, a leveraged ESOP feature was incorporated into the ESOP Plans. With proceeds from the ESOP notes (see Note F), the Trusts purchased shares of BellSouth common stock in the open market which will be used, in part, to fulfill BellSouth's matching contribution obligation over the 13-year debt repayment period of the leveraged ESOP program.

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

    BellSouth makes annual contributions to the Trusts to fund the ESOP's debt service, plus that amount required to purchase any additional shares allocated to participant accounts, less dividends received by the Trusts. All dividends received by the Trusts on shares purchased with the proceeds from the ESOP notes are used for debt service.

    In 1993, new authoritative guidance became effective which created new accounting requirements for certain ESOPs, and was elective for all others. BellSouth has elected to continue the existing accounting guidance and has adopted the new disclosure requirements applicable to all ESOPs. As a leveraged ESOP, BellSouth recognizes expense using the shares allocated accounting method, which combines the cost of the

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE I -- EMPLOYEE BENEFIT PLANS (CONTINUED) shares allocated for the period plus interest incurred, reduced by the dividends used to service the ESOP debt. Dividends on all ESOP shares are recorded as a reduction to retained earnings and all ESOP shares are included in the computation of earnings per share.

                                                                       1995           1994           1993
                                                                   -------------  -------------  -------------
Compensation cost................................................            $83            $77            $68
Interest expense.................................................            $29            $39            $40
Actual interest on ESOP Notes....................................            $62            $66            $70
Cash contributions, excluding dividends paid
 to the Trusts...................................................           $101           $100            $85
Dividends paid to the Trusts, used for debt service..............            $44            $42            $44
Shares allocated to participants.................................     11,942,278      9,621,034      7,343,314
Shares committed to be released..................................       --             --             --
Shares unallocated...............................................     19,836,446     22,157,690     24,435,410

    BellSouth also maintains certain defined contribution plans for most other employees not covered by the ESOP Plans. BellSouth's contributions were approximately $12, $15 and $13 in 1995, 1994 and 1993, respectively.

NOTE J -- STOCK OPTION PLANS
    In April 1995, BellSouth shareholders approved the adoption of the BellSouth Corporation Stock Plan (the Stock Plan). The Stock Plan provides for various types of grants to key employees, including stock options, stock appreciation rights (SARs), restricted shares, and performance-based awards. One share of BellSouth common stock is the underlying security for any award. The aggregate number of shares of BellSouth common stock which may be granted in any calendar year shall not exceed one percent of the shares outstanding at the time of grant. Prior to adoption of the Stock Plan, awards were granted under the BellSouth Corporation Stock Option Plan (the Stock Option Plan). Stock options granted under these plans entitle an optionee to purchase shares of BellSouth common stock within prescribed periods at either a price equal to the fair market value on the date of grant or at a price in excess of the stock price on the date of grant. SARs entitle an optionee to surrender unexercised stock options for cash or stock equal to the excess of the fair market value of the surrendered shares over the option price of such shares. Options granted under these plans generally become exercisable at the end of five years and have a term of 10 years.

    In April 1995, BellSouth shareholders also approved the adoption of the BellSouth Corporation Non-Employee Director Stock Plan (the Director Stock
Plan). The Director Stock Plan provides for grants of stock options and SARs to non-employee directors up to an aggregate of 300,000 shares of BellSouth common stock. Under the plan, each non-employee director will be granted on the date of each annual shareholders' meeting an option to purchase 1,000 shares. Each option granted will include the grant of a tandem SAR. The option price per share is equal to the fair market value on the date of grant. Options granted under the Director Stock Plan become exercisable at the end of one year and have a term of 10 years.

    Of the total 14,287,748 shares covered by outstanding options under all plans at December 31, 1995, 488,938 were accompanied by SARs.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE J -- STOCK OPTION PLANS (CONTINUED)
    The following table  summarizes the activity  for stock options  outstanding
(1):

                                                                         1995               1994               1993
                                                                   ----------------   ----------------   ----------------
Options outstanding at January 1.................................        10,345,924          7,308,284          6,873,448
Options granted..................................................         5,269,040          3,525,722          1,680,604
Options exercised................................................       (1,112,220)          (260,996)        (1,139,016)
Options cancelled/forfeited......................................         (214,996)          (227,086)          (106,752)
                                                                          ---------          ---------           --------
Options outstanding at December 31...............................        14,287,748         10,345,924          7,308,284
                                                                          ---------          ---------           --------
                                                                          ---------          ---------           --------

Option prices per common share:
  Granted........................................................  $29.53 - $43.56        $25.34 - $42.21     $25.34 - $31.09
  Exercised......................................................  $16.17 - $30.84        $ 6.49 - $29.12     $11.38 - $29.12
  Cancelled/forfeited............................................  $16.17 - $31.87        $16.17 - $42.21     $16.17 - $29.12
  Outstanding at year-end........................................  $16.17 - $43.56        $16.17 - $42.21     $ 6.49 - $31.09
Options exercisable at year-end..................................     5,242,258              4,667,262           2,815,828
Shares available for grant at
 December 31.....................................................    10,074,447             10,050,096          10,031,038

------------------------
(1) Reflects the two-for-one stock split as if it occurred as of the beginning of the earliest period presented.

NOTE K -- WORK FORCE REDUCTION/RESTRUCTURING CHARGES

    1995 WORK FORCE REDUCTION CHARGE. In the fourth quarter of 1995, BellSouth recognized a pretax charge of $1,082 related to work force reductions. The primary component of the charge, $942 for planned work force reductions in the core wireline business by the end of 1997, consists of $561 under the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," related to those employees who are expected to receive severance benefits under preexisting separation plans, and $381 for curtailment losses under the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Substantially all of the curtailment losses relate to postretirement benefits other than pensions. The remaining components of the charge are $85 for expected severance benefit payments after 1997, also under SFAS No. 112, and $55 for additional net curtailment losses related to employee reductions under the 1993 restructuring plan.

    1993 RESTRUCTURING CHARGE. The results of operations for the year ended December 31, 1993 include a $1,136 restructuring charge. The restructuring, which was completed in 1995, was undertaken to redesign and streamline the fundamental processes and work activities in BellSouth Telecommunications' telephone operations to better respond to an increasingly competitive business environment.

    The material components of the charge related to the reduction of the workforce by 10,200 employees. Through December 31, 1995, employee reductions related to the restructuring plan were 1,300 in 1993, 3,900 in 1994 and 5,000 in 1995. The components of the charge consisted of provisions of $368 for separation payments and relocations of remaining employees, $343 for consolidation and elimination of certain operations facilities and $425 for enabling changes to information systems, primarily those used to provide services to existing customers.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE L -- INCOME TAXES
    Effective January 1, 1993, BellSouth adopted SFAS No. 109, "Accounting for Income Taxes," which applies a balance sheet approach to income tax accounting. In accordance with the standard, the balance sheet reflects the anticipated tax impact of future taxable income or deductions implicit in the balance sheet in the form of temporary differences. These temporary differences reflect the difference between the basis in assets and liabilities as measured in the financial statements and as measured by tax laws using enacted tax rates. The cumulative effect to January 1, 1993 of the adoption of SFAS No. 109 was recorded as a $8 reduction to 1993 income tax expense.

    Upon adoption in 1993, BellSouth, for its regulated operations, reflected only the balance sheet impact of SFAS No. 109, in accordance with the provisions of SFAS No. 71. Specifically, BellSouth Telecommunications recorded a net regulatory liability of $538 to correspond to the net reduction in deferred tax liabilities; the reduction resulted from changes in tax rates and from temporary differences which were previously flowed through. The balance of such net liability at December 31, 1994, included in Other Liabilities and Deferred Credits, was $304. In 1995, this net regulatory liability was eliminated in conjunction with the discontinuance of SFAS No. 71.

    The provision for income taxes is summarized as follows:

                                                                                   1995       1994       1993
                                                                                 ---------  ---------  ---------
Federal:
  Current......................................................................  $   1,061  $   1,082  $   1,080
  Deferred, net................................................................       (148)        34       (532)
  Investment tax credits, net..................................................        (69)       (73)       (88)
                                                                                 ---------  ---------  ---------
                                                                                       844      1,043        460
                                                                                 ---------  ---------  ---------
State:
  Current......................................................................        203        180        174
  Deferred, net................................................................        (23)        20        (62)
                                                                                 ---------  ---------  ---------
                                                                                       180        200        112
                                                                                 ---------  ---------  ---------
    Total provision for income taxes...........................................  $   1,024  $   1,243  $     572
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    Extraordinary losses in 1995 are presented in the Consolidated Statement of Income net of tax benefits totaling $1,780, of which $49 is current and $1,731 is deferred. In 1993, the extraordinary loss and accounting change were net of tax benefits totaling $102, of which $59 was current and $43 was deferred.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE L -- INCOME TAXES (CONTINUED)
    Temporary  differences  which   gave  rise  to   deferred  tax  assets   and
(liabilities) at December 31 were as follows:

                                                                                            1995       1994
                                                                                          ---------  ---------
Compensation related....................................................................  $     627  $     545
Work force reduction/restructuring charges..............................................        370        238
Regulatory sharing accruals.............................................................        114         92
Bad debts...............................................................................         89         88
Other...................................................................................        172        159
                                                                                          ---------  ---------
                                                                                              1,372      1,122
Valuation allowance.....................................................................         (8)        (7)
                                                                                          ---------  ---------
  Deferred Tax Assets...................................................................      1,364      1,115
                                                                                          ---------  ---------
Depreciation............................................................................     (2,042)    (3,731)
Equity investments......................................................................       (361)      (367)
Licenses................................................................................       (190)      (194)
Issue basis accounting..................................................................       (207)       (58)
Other...................................................................................       (129)      (180)
                                                                                          ---------  ---------
  Deferred Tax Liabilities..............................................................     (2,929)    (4,530)
                                                                                          ---------  ---------
    Net Deferred Tax Liability..........................................................  $  (1,565) $  (3,415)
                                                                                          ---------  ---------
                                                                                          ---------  ---------

    The decrease in the net deferred tax liability is primarily due to the discontinuance of SFAS No. 71. The valuation allowance primarily relates to state net operating losses that will not be utilized during the carryforward period. Of the Net Deferred Tax Liability at December 31, 1995 and 1994, $85 and $232, respectively, was current and $(1,650) and $(3,647), respectively, was noncurrent.

    A reconciliation of the Federal statutory income tax rate to BellSouth's effective tax rate follows:

                                                                                     1995       1994       1993
                                                                                   ---------  ---------  ---------
Federal statutory tax rate.......................................................       35.0%      35.0%      35.0%
State income taxes, net of Federal income tax benefit............................        4.5        4.0        4.8
Amortization of investment tax credits...........................................       (2.7)      (2.1)      (5.5)
Equity of unconsolidated subsidiaries............................................        2.0        0.6     --
Benefit of capital loss carryforward.............................................       (0.4)      (1.1)    --
Miscellaneous items, net.........................................................        1.2         .1        1.3
                                                                                         ---        ---        ---
  Effective tax rate.............................................................       39.6%      36.5%      35.6%
                                                                                         ---        ---        ---
                                                                                         ---        ---        ---

NOTE M -- CUMULATIVE EFFECT OF ACCOUNTING CHANGE
    BellSouth adopted, effective January 1, 1993, SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires employers to accrue the cost of postemployment benefits provided to former or inactive employees after employment but before retirement, including but not limited to worker's compensation, disability, and continuation of health care benefits. Previously, BellSouth used the cash method to account for such costs. A one-time charge of $67 ($.06 per share), net of a deferred tax benefit of $43, related to adoption of this statement was recognized as a change in accounting principle. The effect of the change on BellSouth's 1993 operating results was not material.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE N -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                                             1995       1994       1993
                                                                           ---------  ---------  ---------
CASH PAID FOR:
Income Taxes.............................................................  $   1,231  $   1,375  $   1,145
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------
Interest.................................................................  $     760  $     665  $     755
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------
NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares Issued to Grantor Trusts..........................................  $      38  $      43  $     293
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------
Common and Treasury Shares Issued in Lieu of Cash Dividends Under
 Shareholder Dividend Reinvestment and Stock Purchase Plan...............  $  --      $  --      $      66
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

NOTE O -- FINANCIAL INSTRUMENTS
    The following disclosure of the estimated fair value of financial instruments is presented in accordance with the provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information described below. Since judgment is required to develop the estimates, the estimated amounts presented herein may not be indicative of the amounts that BellSouth could realize in a current market exchange.

                                                            1995                   1994
                                                    --------------------   ---------------------
                                                    RECORDED  ESTIMATED    RECORDED   ESTIMATED
                                                     AMOUNT   FAIR VALUE    AMOUNT    FAIR VALUE
                                                    --------  ----------   --------   ----------
BALANCE SHEET FINANCIAL INSTRUMENTS
    Assets (Liabilities):
      Cash and cash equivalents...................  $  1,711   $  1,711    $    606    $   606
      Temporary cash investments..................        71         71          51         51
      Bank loans..................................       (85)       (85)        (45)       (45)
      Commercial paper............................    (2,302)    (2,302)     (1,839)    (1,839)
      Long-Term Debt:
        BellSouth Telecommunications Debentures...    (5,076)    (5,079)     (4,605)    (4,177)
        BellSouth Telecommunications Notes........    (2,175)    (2,216)     (1,875)    (1,670)
        Guarantee of ESOP Debt....................      (647)      (803)       (694)      (717)
        BellSouth Capital Funding Corporation
         Notes....................................      (544)      (587)       (374)      (363)
      Foreign Exchange Forward Contracts:
        Contract amount receivable................        27         27          68         68
        Contract amount payable...................       (27)       (27)        (67)       (67)
      Currency Swap...............................        20         20          12         12
OFF BALANCE SHEET FINANCIAL INSTRUMENTS
    Interest Rate Swaps:
      With unrealized gains.......................        --         --          --          1
      With unrealized losses......................        --        (10)         --         (3)

    CASH AND CASH EQUIVALENTS/TEMPORARY CASH INVESTMENTS. At December 31, 1995 and 1994, the recorded amounts for cash and cash equivalents and temporary cash investments, respectively, approximate fair value due to the short-term nature of these instruments.

    DEBT. At December 31, 1995 and 1994, the recorded amounts for bank loans and commercial paper approximate fair value due to the short-term nature of the liabilities. The estimates of fair value for BellSouth Telecommunications Debentures and Notes are estimated based on the closing market

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE O -- FINANCIAL INSTRUMENTS (CONTINUED) prices for each issue at December 31, 1995 and 1994, respectively. Fair value estimates for the Guarantee of ESOP Debt and BellSouth Capital Funding Corporation Notes are based on quotes from dealers.

    OTHER FINANCIAL INSTRUMENTS. BellSouth is party to foreign exchange forward contracts, currency swap agreements and interest rate swap agreements in its normal course of business for purposes other than trading. These financial instruments are used to mitigate foreign currency and interest rate risks, although to some extent they expose the company to market risks and credit risks. The credit risks associated with these instruments are controlled through the evaluation and continual monitoring of the creditworthiness of the counterparties. In the event that a counterparty fails to meet the terms of a contract or agreement, BellSouth's exposure is limited to the currency rate or interest rate differential. Such contracts and agreements have been executed with creditworthy financial institutions. As such, BellSouth considers the risk of nonperformance to be remote.

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

    As of December 31, 1995, BellSouth had foreign exchange forward contracts to buy $27 worth of German Marks. At December 31, 1994, BellSouth had foreign exchange forward contracts to sell $67 worth of German Marks.

    CURRENCY SWAP. Currency swap contracts provide for the exchange of defined cash flows between two currencies at specified times. The fair value of the currency swap is estimated based on quotes from brokers. BellSouth entered into a currency swap in 1994 to hedge European Currency Units (ECU) 125,000,000 debt issued by Capital Funding. The currency swap and related debt mature in February 1999.

    At December 31, 1995, the net currency swap receivable was $20 and the related net interest receivable was $8, both of which are included in accounts receivable in the consolidated balance sheet at December 31, 1995. The interest rate on the ECU debt is 5.25%. The currency swap effectively converts the interest rate on such ECU debt from 5.25% payable in ECUs to 5.247% payable in U.S. dollars.

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

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE O -- FINANCIAL INSTRUMENTS (CONTINUED)
    Summarized below are the types of interest rate swaps outstanding and the related weighted-average interest rates. Such swaps mature in either 1996 or 2002.

                                                                                 DECEMBER 31,
                                                                              ------------------
                                                                               1995       1994
                                                                              -------    -------
Pay Fixed Rate/Receive Variable Rate
  Notional amount..........................................................   $   96     $   95
  Average rate paid........................................................        7.38%      6.97%
  Average rate received....................................................        6.05%      5.08%
Pay Variable Rate/Receive Fixed Rate
  Notional amount..........................................................   $   75     $   75
  Average rate paid........................................................        5.96%      5.36%
  Average rate received....................................................        4.86%      4.86%

    OTHER. BellSouth has also issued letters of credit and financial guarantees which approximate $340 at December 31, 1995. Since there is no market for the instruments, it is not practicable to estimate their fair value.

    CONCENTRATIONS OF CREDIT RISK. Financial instruments which potentially subject BellSouth to credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to these receivables, other than those from interexchange carriers, are limited due to the composition of the customer base, which includes a large number of individuals and businesses. At December 31, 1995 and 1994, approximately $520 and $448, respectively, of trade accounts receivable were from interexchange carriers.

NOTE P -- COMMITMENTS AND CONTINGENCIES

    LEASES. BellSouth has entered into operating leases for facilities and equipment used in operations. Rental expense under operating leases was $252, $311 and $300 for 1995, 1994 and 1993, respectively. Capital leases currently in effect are not significant.

    The following table summarizes the approximate future minimum rentals under noncancelable operating leases in effect at December 31, 1995:

                                          1996  1997  1998   1999   2000   THEREAFTER   TOTAL
                                          ----  ----  ----   ----   ----   ----------   ------
Minimum rentals.........................  $166  $140  $ 99   $ 81   $ 64      $508      $1,058
                                          ----  ----  ----   ----   ----     -----      ------
                                          ----  ----  ----   ----   ----     -----      ------

    OUTSIDE PLANT. BellSouth currently self-insures all of its outside plant against casualty losses. The net book value of outside plant was $8,080 and $10,459 at December 31, 1995 and 1994, respectively. Such outside plant, located in the nine Southeastern states served by BellSouth Telecommunications, is susceptible to damage from severe weather conditions and other perils, including hurricanes.

    LEGAL ACTIONS. BellSouth and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues and other matters. BellSouth Telecommunications is also subject to claims and proceedings attributable to pre-divestiture events involving environmental liabilities, rates, taxes, contracts and torts. Certain contingent liabilities for pre-divestiture events are shared by AT&T Corp. and the operating telephone companies. While complete assurance cannot be given as to the outcome of any pending or threatened legal actions, BellSouth believes that any financial impact would not be material to its financial position, annual operating results or cash flows.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE Q -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included. The results for fourth quarter 1995 include a work force reduction charge of $1,082, which reduced net income by $663.

                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                    ---------   --------   --------   --------
1995
Operating Revenues................................  $   4,299   $  4,390   $  4,432   $  4,765
Operating Income (Loss)...........................  $   1,095   $  1,096   $  1,058   $     43

Income (Loss) Before Extraordinary Losses.........  $     547   $    557   $    559   $    (99)
Extraordinary Loss for Discontinuance of
 SFAS No. 71, net of tax..........................     --         (2,718)     --         --
Extraordinary Loss on Early Extinguishment of
 Debt, net of tax.................................     --            (16)     --           (62)
                                                    ---------   --------   --------   --------
Net Income (Loss).................................  $     547   $ (2,177)  $    559   $   (161)
                                                    ---------   --------   --------   --------
                                                    ---------   --------   --------   --------

Earnings Per Share:
  Income (Loss) Before Extraordinary Losses.......  $     .55   $    .56   $    .56   $   (.10)
Extraordinary Loss for Discontinuance of
 SFAS No. 71, net of tax..........................     --          (2.73)     --         --
Extraordinary Loss on Early Extinguishment of
 Debt, net of tax.................................     --           (.02)     --          (.06)
                                                    ---------   --------   --------   --------
  Net Income (Loss)...............................  $     .55   $  (2.19)  $    .56   $   (.16)
                                                    ---------   --------   --------   --------
                                                    ---------   --------   --------   --------

1994
Operating Revenues................................  $   4,124   $  4,128   $  4,198   $  4,395
Operating Income..................................  $   1,012   $  1,002   $    994   $  1,050
Net Income........................................  $     585   $    517   $    500   $    558
Earnings Per Share................................  $     .59   $    .52   $    .50   $    .56

SUPPLEMENTARY DATA

                             BELLSOUTH CORPORATION
                               DOMESTIC CELLULAR
                          PROPORTIONATE OPERATING DATA
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

    The following table sets forth unaudited, supplemental financial data for BellSouth's domestic cellular operations reflecting proportionate consolidation of entities in which BellSouth has an interest. This presentation differs from the consolidation methodology used to prepare BellSouth's principal financial statements in accordance with generally accepted accounting principles. The proportionate operating data reflect BellSouth's ownership percentage of entities consolidated for financial reporting purposes and BellSouth's ownership percentage in the entities which are accounted for on the equity method for financial reporting purposes. The data exclude gains (losses) from the disposition of property interests and include equipment revenue, net of cost.

                                                                                   YEAR ENDED DECEMBER
                                                                                           31,
                                                                                   --------------------
                                                                                     1995       1994
                                                                                   ---------  ---------
Cellular Revenue, net............................................................  $   1,888  $   1,465
                                                                                   ---------  ---------
Operating Expenses...............................................................      1,065        834
Depreciation and Amortization....................................................        298        234
                                                                                   ---------  ---------
    Total Operating Expenses.....................................................      1,363      1,068
                                                                                   ---------  ---------
Operating Income.................................................................        525        397
Other Expenses, net (including interest and taxes)...............................        233        164
                                                                                   ---------  ---------
    Net Income...................................................................  $     292  $     233
                                                                                   ---------  ---------
                                                                                   ---------  ---------
Operating Margins as a Percentage of Revenue:
  Including Depreciation and Amortization........................................       27.8%      27.1%
  Excluding Depreciation and Amortization........................................       43.6%      43.1%
Operational Comparisons (thousands):
  Proportionate Cellular Population Served.......................................     39,937     39,206
  Proportionate Cellular Customers...............................................      2,847      2,155

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

    The additional information required by these items will be included in the registrant's definitive proxy statement dated March 11, 1996 as follows, and is herein incorporated by reference pursuant to General Instruction G(3):

                                                                                                           PAGE(S) IN
                                                                                                           DEFINITIVE
   ITEM                                             DESCRIPTION                                         PROXY STATEMENT
   -----     -----------------------------------------------------------------------------------------  ----------------
       10.   Directors and Executive Officers of the Registrant.......................................        3-7
       11.   Executive Compensation...................................................................    12-17; 19-22
       12.   Security Ownership of Certain Beneficial Owners and Management...........................         7
       13.   Certain Relationships and Related Transactions...........................................        18*

------------------------
* Incorporation by reference excludes Five Year Performance Comparison.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                               PAGE(S) IN THIS
                                                                                  FORM 10-K
                                                                               ---------------
  a.    Documents filed as a part of the report:
        (1)    Financial Statements:
               Report of Independent Accountants...........................             42
               Consolidated Statements of Income...........................             43
               Consolidated Balance Sheets.................................             44
               Consolidated Statements of Shareholders' Equity.............             45
               Consolidated Statements of Cash Flows.......................             46
               Notes to Consolidated Financial Statements..................             47

    (2) Financial statement schedules have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.

    (3) Exhibits: Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. All management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K Report pursuant to Item 14(c) are filed as Exhibits 10a through 10w inclusive.

 EXHIBIT
 NUMBER
---------
 3a        Articles of Incorporation of BellSouth Corporation. (Exhibit 3a to Form 10-K for the year ended
           December 31, 1990, File No. 1-8607).
 3a-1      Articles of Amendment to Articles of Incorporation of BellSouth Corporation. (Exhibit 3a-1 to Form 10-Q
           for the quarter ended September 30, 1995, File No. 1-8607).
 3b        Bylaws of BellSouth Corporation. (Exhibit 3b to Form 10-Q for the quarter ended September 30, 1994,
           File No. 1-8607).
 4         BellSouth Corporation Shareholder Rights Agreement. (Exhibit 4-b to Form 8-K. Date of report November
           27, 1989).
 4a        No instrument which defines the rights of holders of long and intermediate term debt of BellSouth
           Corporation is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, BellSouth Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.
10a        BellSouth Corporation Executive Short Term Incentive Plan. (Exhibit 10d to Form 10-K for the year ended
           December 31, 1991, File No. 1-8607).
10b        BellSouth Corporation Executive Long Term Incentive Plan. (Exhibit 10e to Form 10-K for the year ended
           December 31, 1991, File No. 1-8607).
10c        BellSouth Corporation Executive Long Term Disability and Survivor Protection Plan. (Exhibit 10dd to
           Form 10-K for the year ended December 31, 1985, File No. 1-8607).
10c-1      Amendment dated January 1, 1994 to the BellSouth Corporation Executive Long Term Disability and
           Survivor Protection Plan. (Exhibit 10c-1 to Form 10-K for the year ended December 31, 1993, File No.
           1-8607).
10d        BellSouth Corporation Executive Transfer Plan. (Exhibit 10ee to Registration Statement No. 2-87846).
10e        BellSouth Corporation Death Benefit Program. (Exhibit 10ff to Form 10-K for the year ended December 31,
           1989, File No. 1-8607).
10f        BellSouth Corporation Plan For Non-Employee Directors' Travel Accident Insurance. (Exhibit 10ii to
           Registration Statement No. 2-87846).
10g        BellSouth Corporation Executive Incentive Award Deferral Plan. (Exhibit 10k to Form 10-K for the year ended December 31, 1992, File No. 1-8607).
10h        BellSouth Corporation Nonqualified Deferred Compensation Plan as amended and restated on November 28,
           1994. (Exhibit 10i to Form 10-K for the year ended December 31, 1994, File No. 1-8607).
10i        BellSouth Corporation Supplemental Executive Retirement Plan as amended on May 18, 1995. (Exhibit 10j-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607).
10j        BellSouth Management Savings and Employee Stock Ownership Plan as amended and restated effective as of
           January 1, 1994. (Exhibit 10k to Form 10-K for the year ended December 31, 1994, File No. 1-8607).
10j-1      Amendment dated December 15, 1995 to the BellSouth Management Savings and Employee Stock Ownership
           Plan.

 EXHIBIT
 NUMBER
---------
10k        BellSouth Corporation Directors Retirement Plan. (Exhibit 10qq to Form 10-K for the year ended December
           31, 1986, File No. 1-8607).
10l        BellSouth Corporation Financial Counseling Plan. (Exhibit 10r to Form 10-K for the year ended December
           31, 1992, File No. 1-8607).
10l-1      Amendment dated November 3, 1995 to the BellSouth Corporation Executive Financial Counseling Plan.
10m        BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors. (Exhibit 10gg to
           Registration Statement No. 2-87846).
10n        BellSouth Corporation Executive Life Insurance Plan. (Exhibit 10v to Form 10-K for the year ended
           December 31, 1992, File No. 1-8607).
10o        BellSouth Corporation Stock Option Plan for Non-Employee Directors. (Exhibit 10z to Form 10-K for the
           year ended December 31, 1991, File No. 1-8607).
10p        Form of Executive Officer Succession and Retirement Agreement. (Exhibit 10r to Form 10-K for the year ended December 31, 1995, File No. 1-8607).
10q        BellSouth Non-Employee Directors Charitable Contribution Program. (Exhibit 10z to Form 10-K for the
           year ended December 31, 1992, File No. 1-8607).
10r        BellSouth Personal Retirement Account Pension Plan. (Exhibit 10aa to Form 10-Q for the quarter ended
           June 30, 1993, File No. 1-8607).
10r-1      Amendment dated August 9, 1993 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit
           10aa-1 to Form 10-Q for the quarter ended September 30, 1993, File No. 1-8607).
10r-2      Amendments dated October 15, 1993 and November 12, 1993 to the BellSouth Personal Retirement Account
           Pension Plan. (Exhibit 10t-2 to Form 10-K for the year ended December 31, 1993, File No. 1-8607).
10r-3      Amendment dated April 22, 1994 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit
           10t-3 to Form 10-Q for the quarter ended June 30, 1994, File No. 1-8607).
10r-4      Amendment dated March 3, 1995 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10t-5
           to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607).
10r-5      Amendment dated September 21, 1995 to the BellSouth Personal Retirement Account Pension Plan.
10r-6      Amendment dated October 12, 1995 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit
           10t-6 to Form 10-Q for the quarter ended September 30, 1995, File No.1-8607).
10r-7      Amendment dated November 9, 1995 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit
           10t-7 to Form 10-Q for the quarter ended September 30, 1995, File No.8607).
10s        BellSouth Corporation Trust Under Executive Benefit Plan(s) as amended April 28, 1995. (Exhibit 10u-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607).
10t        BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) as amended April 28, 1995.
           (Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607).
10u        BellSouth Corporation Trust Under Board of Directors Benefit Plan(s) as amended April 28, 1995.
           (Exhibit 10w-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607).

 EXHIBIT
 NUMBER
---------
10v        BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s) as amended April 28,
           1995. (Exhibit 10x-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607).
10w        BellSouth Corporation Stock Plan. (Exhibit 10bb to Form 10-Q for the quarter ended June 30, 1995, File
           No. 1-8607).
11         Computation of Earnings Per Share.
12         Computation of Ratio of Earnings to Fixed Charges.
21         Subsidiaries of BellSouth.
24         Powers of Attorney.
27         Financial Data Schedule.
99a        Annual report on Form 11-K for BellSouth Management Savings and Employee Stock Ownership Plan for the
           fiscal year ended December 31, 1995 (to be filed as an amendment hereto within 180 days of the end of the period covered by this report).
99b        Annual report on Form 11-K for BellSouth Savings and Security ESOP Plan for the fiscal year ended
           December 31, 1995 (to be filed as an amendment hereto within 180 days of the end of the period covered by this report).
99c        Annual report on Form 11-K for BellSouth Enterprises Retirement Savings Plan for the fiscal year ended
           December 31, 1995 (to be filed as an amendment hereto within 180 days of the end of the period covered by this report).

b.  Reports on Form 8-K:

    DATE OF EVENT                            SUBJECT
----------------------  --------------------------------------------------
   January 22, 1996            Fourth Quarter 1995 Earnings Release

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BELLSOUTH CORPORATION

                                                   /s/ RONALD M. DYKES

                                          --------------------------------------
                                                     Ronald M. Dykes
                                             EXECUTIVE VICE PRESIDENT, CHIEF
                                                    FINANCIAL OFFICER
                                                     AND COMPTROLLER
                                                    February 27, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:
John L. Clendenin*
CHAIRMAN OF THE BOARD, PRESIDENT
AND CHIEF EXECUTIVE OFFICER

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:
Ronald M. Dykes*
EXECUTIVE VICE PRESIDENT, CHIEF
FINANCIAL OFFICER AND COMPTROLLER

DIRECTORS:
F. Duane Ackerman*                   Phyllis Burke Davis*
Reuben V. Anderson*                  John G. Medlin, Jr.*
James H. Blanchard*                  Robin B. Smith*
J. Hyatt Brown*                      C. Dixon Spangler, Jr.*
John L. Clendenin*                   Ronald A. Terry*
Armando M. Codina*                   Thomas R. Williams*
Marshall M. Criser*                  J. Tylee Wilson*

                                     *By:          /s/ RONALD M. DYKES
                                     --------------------------------------
                                                   Ronald M. Dykes
                                       (INDIVIDUALLY AND AS ATTORNEY-IN-FACT)
                                                  February 27, 1996

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We consent to the incorporation by reference in the registration statements of BellSouth Corporation on Form S-3 (Nos. 33-29411, 33-22785, 33-48929,
33-49461,  33-51449  and  33-63173)  and  Form  S-8  (Nos.  33-38265,  33-38264,
33-38263, 33-30773, 33-30772, 33-26518, 33-12165,  2-94802 and 33-49459) of  our
report dated February 5, 1996, which includes an explanatory paragraph stating that the Company discontinued accounting for the operations of BellSouth Telecommunications, Inc. in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," effective June 30, 1995, and changed its method of accounting for postretirement benefits other than pensions, income taxes and postemployment benefits in 1993, on our audits of the consolidated financial statements of BellSouth Corporation as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, which report is included in this Annual Report on Form 10-K.

                                          /s/ Coopers & Lybrand L.L.P.

Atlanta, Georgia
February 27, 1996