Form 10-Q
period 1996-03-31
BELLSOUTH CORP
filed 1996-05-15
CIK 732713

2
             SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D. C.  20549




                          FORM 10-Q
                         (Mark One)

    |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1996

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

At May 8, 1996, a total of 994,195,411 common shares were outstanding.

                      Table of Contents


Item                                                         Page
                            Part I
 1.  Financial Statements                                      3
         Consolidated Statements of Income                     3
         Consolidated Balance Sheets                           4
         Consolidated Statements of Cash Flows                 5
         Notes to Consolidated Financial Statements            6
         Selected Operating Data                               9

 2.  Management's Discussion and Analysis of Results of
     Operations and Financial Condition                       11
        Results of Operations                                 11
            Volumes of Business                               12
            Operating Revenues                                13
            Operating Expenses                                14
            Other Income Statement Items                      16
        Financial Condition                                   16
        Regulatory and Competitive Environment                18
            Regulation                                        18
            Competition and Business Developments             19


                           Part II
 6.  Exhibits and Reports on Form 8-K                         20

                PART I - FINANCIAL INFORMATION

                    BELLSOUTH CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)
           (In Millions, Except Per Share Amounts)


                              For the Three Months
                                 Ended March 31,
                                 1996       1995
Operating Revenues:
Network and related services:
Local service                 $1,930       $1,769
Interstate access                909          795
Intrastate access                218          226
Toll                             207          281
Wireless communications          625          600
Directory advertising and
  publishing                     318          353
Other services                   334          275
Total Operating Revenues       4,541        4,299

Operating Expenses:
Cost of services and
  products                     1,468        1,503
Depreciation and
  amortization                   903          835
Selling, general and
  administrative                 987          866
Total Operating Expenses       3,358        3,204

Operating Income               1,183        1,095

Interest Expense                 180          174
Gain on Sale of Paging
  Business                       442           --
Other Income (Expense), net       36          (11)

Income Before Income Taxes     1,481          910
Provision for Income Taxes       511          363

Net Income                    $  970      $   547

Weighted Average Common
 Shares Outstanding              994          993
Dividends Declared Per Common
 Share                        $  .36      $  .345
Earnings Per Share            $  .98      $  .55

The accompanying notes are an integral part of these financial statements.


                    BELLSOUTH CORPORATION
                 CONSOLIDATED BALANCE SHEETS
           (In Millions, Except Per Share Amounts)

                                                  March 31,   December 31,
                                                    1996          1995
                                                 (Unaudited)
                     ASSETS
Current Assets:
 Cash and cash equivalents                        $     988    $   1,711
 Temporary cash investments                              57           71
Accounts receivable, net of allowance for
  uncollectibles of $161 and $171                     3,629        3,772
 Material and supplies                                  450          430
 Other current assets                                   472          521
                                                      5,596        6,505

Investments and Advances                              2,529        2,418
Property, Plant and Equipment:
 Property, Plant and Equipment                       47,389       46,869
 Accumulated Depreciation                            26,359       25,777
                                                     21,030       21,092

Intangible Assets, net                                1,304        1,527
Deferred Charges and Other Assets                       410          338

 Total Assets                                     $  30,869    $  31,880

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Debt maturing within one year                    $   1,588    $   2,951
 Accounts payable                                     1,239        1,724
 Other current liabilities                            2,909        2,715
                                                      5,736        7,390

Long-Term Debt                                        7,904        7,924
Deferred Credits and Other Liabilities:
 Accumulated deferred income taxes                    1,698        1,650
 Unamortized investment tax credits                     336          355
 Other liabilities and deferred credits               2,699        2,736
                                                      4,733        4,741
Shareholders' Equity:
 Common stock, $1 par value                           1,008        1,007
 Paid-in capital                                      7,646        7,619
 Retained earnings                                    4,713        4,099
 Shares held in trust                                  (374)        (374)
 Guarantee of ESOP debt                                (497)        (526)
                                                     12,496       11,825

Total Liabilities and Shareholders' Equity        $  30,869    $  31,880

The accompanying notes are an integral part of these financial statements.



                    BELLSOUTH CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
           (In Millions, Except Per Share Amounts)

                                                       For the Three Months
                                                         Ended March 31,
                                                         1996        1995
     Cash Flows from Operating Activities:
    Net income                                        $    970    $    547
      Adjustments to net income:
        Depreciation and amortization                      903         835
        Gain from sale of paging business                 (442)         --
        Net losses and dividends from unconsolidated
         affiliates                                         58          45
        Provision for losses on bad debts                   56          49
        Deferred income taxes and unamortized
         investment tax credits                             (2)        (12)
        Net change in accounts receivable and
         other current assets                               84          91
        Net change in accounts payable and other
         current liabilities                              (380)       (325)
        Net change in deferred charges and other
         assets                                            (73)        (21)
        Net change in other liabilities and
         deferred credits                                    7          77
        Other reconciling items, net                       (55)         24
          Net cash provided by operating activities      1,126       1,310

     Cash Flows from Investing Activities:
      Capital expenditures                                (882)       (815)
      Proceeds from sale of paging business                930          --
      Proceeds from disposition of short-term
       investments                                          44          42
      Purchases of short-term investments                  (30)         (2)
      Investment dispositions and repayments of
       advances                                              5          39
      Investments in and advances to unconsolidated
       affiliates                                         (164)       (130)
      Other investing activities, net                      (38)          6
          Net cash used for investing activities          (135)       (860)

     Cash Flows from Financing Activities:
      Proceeds from short-term borrowings                5,527       4,324
      Repayments of short-term borrowings               (6,433)     (4,503)
      Proceeds from long-term debt                          34          35
      Repayments of long-term debt                        (499)         (7)
      Dividends paid                                      (358)       (342)
      Other financing activities, net                       15          (3)
          Net cash used for financing activities        (1,714)       (496)

     Net (Decrease) in Cash and Cash Equivalents          (723)        (46)
     Cash and Cash Equivalents at Beginning of Period    1,711         606
     Cash and Cash Equivalents at End of Period       $    988    $    560

     The accompanying notes are an integral part of these financial statements.
                    BELLSOUTH CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)
           (In Millions, Except Per Share Amounts)

Note A -- Preparation of Interim Financial Statements

     The consolidated financial statements of BellSouth Corporation (BellSouth) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain amounts have been reclassified from previous presentations. These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates. In the opinion of BellSouth, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, BellSouth believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in BellSouth's latest annual report on Form 10-K.

     Effective June 30, 1995, BellSouth discontinued application of Statement of Financial Accounting Standards (SFAS) No. 71,
"Accounting for the Effects of Certain Types of Regulation."

     For the three months ended March 31, 1995, weighted average common shares and related per share amounts have been restated to reflect a two-for-one stock split effective in November 1995.
                    BELLSOUTH CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         (Unaudited)
           (In Millions, Except Per Share Amounts)

Note B -- BellSouth Corporation Consolidated Shareholders' Equity

                     Number of
                       Shares                          Amount
                           Shares                             Shares   Guaran-
                            Held                               Held    tee of
                    Common   in    Common  Paid-in   Retained   in      ESOP
                    Stock  Trust   Stock   Capital   Earnings  Trust    Debt
                            (1)                                 (1)
Balance at
December 31, 1995    1,007   (13)  $1,007   $7,619    $4,099  $(374)    $(526)

Net Income                                               970

Dividends declared                                      (358)

Shares issued for
employee benefit
plans                    1              1       15

ESOP activities
and related tax
benefit                                                    2               29

Foreign currency
translation
adjustment          ______ ______  ______       12   ________ ______   _______

Balance at March
31, 1996             1,008   (13)  $1,008   $7,646    $4,713  $(374)    $(497)

(1) Such shares are not considered to be outstanding for financial reporting purposes.



Note C -- Supplemental Cash Flow Information

   The following supplemental information is presented in accordance with the provisions of SFAS No. 95, "Statement of Cash Flows."

                                     For the Three Months
                                       Ended March 31,
                                      1996         1995

Cash Paid For:

   Income taxes                      $   37       $   31
   Interest                          $  157       $  202


                    BELLSOUTH CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         (Unaudited)
           (In Millions, Except Per Share Amounts)

Note D -- Sale of Paging Subsidiary

     In January 1996, BellSouth sold to MobileMedia Corporation its paging subsidiary, Mobile Communications Corporation of America
(MCCA), and its two-way nationwide narrowband personal communications services license for a total of $930. The pretax gain on such sale was $442.

     For the three-month period ended March 31, 1995, MCCA's total operating revenues and total operating expenses were $81 and $73, respectively, and total assets at December 31, 1995 were $355.
                    BELLSOUTH CORPORATION
                   SELECTED OPERATING DATA
                         (Unaudited)

                                                    Percent Change
                                                  1996 vs.  1995 vs.
                                         1996       1995      1994

Network Access Lines in Service at March 31 (Thousands)(a):

By Type:
  Residence                                14,865   3.5%     3.4%
  Business                                  6,370   7.9       7.7
  Other                                       257   0.8       0.6
       Total Access Lines                  21,492   4.8       4.6

By State:
  Florida                                   5,702   5.1       4.9
  Georgia                                   3,624   6.2       5.8
  Tennessee                                 2,473   4.6       4.5
  Louisiana                                 2,136   3.6       3.7
  North Carolina                            2,134   5.2       5.4
  Alabama                                   1,818   4.0       3.5
  South Carolina                            1,313   4.0       3.8
  Mississippi                               1,177   3.6       3.7
  Kentucky                                  1,115   3.7       3.2
      Total Access Lines                   21,492   4.8       4.6

                                For the Three   Percent Change for
                                Months Ended     the Periods Ended
                                  March 31,    1996 vs.    1995 vs.
                                    1996         1995        1994

Access Minutes of Use (Millions)(a)(b):

  Interstate                           16,660   10.1%         7.7%
  Intrastate                            5,118   13.0         13.1

    Total Minutes of Use               21,778   10.8          8.9

Toll Messages (Millions)(a)               281  (24.1)        (4.3)

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
                         (Unaudited)



                                                    Percent Change
                                                  1996 vs.  1995 vs.
                                          1996      1995      1994

Cellular Customers Served at March 31 (Equity basis)(Thousands)(c):

Domestic Cellular                           3,046   31.3%     37.9%
International Cellular                        855  106.0      85.1


(c) Includes customers served based on BellSouth's ownership percentage in all markets served.


                                        For the Three
                                         Months Ended
                                          March 31,
                                             1996
Ratio of Earnings to Fixed Charges (d)       8.2

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

BellSouth is a holding company headquartered in Atlanta, Georgia whose operating telephone company subsidiary, BellSouth Telecommunications, Inc. (BellSouth Telecommunications), serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides local exchange and toll communications services within geographic areas, called Local Access and Transport Areas (LATAs), and provides network access services to enable interLATA communications using the long-distance facilities of interexchange carriers. Through subsidiaries, other telecommunications services and products are provided primarily within the nine-state BellSouth Telecommunications region. BellSouth Enterprises, Inc. (BellSouth Enterprises), another wholly-owned subsidiary, owns businesses providing primarily wireless and international communications services and advertising and publishing products.

Approximately 72% and 71% of BellSouth's Total Operating Revenues for the three-month periods ended March 31, 1996 and 1995, respectively, were from wireline services provided by BellSouth Telecommunications. Charges for local, access and toll services for the three-month period ended March 31, 1996 accounted for approximately 59%, 35% and 6%, respectively, of the wireline revenues discussed above. Revenues from wireless communications services and directory advertising and publishing services accounted for approximately 14% and 7%, respectively, of Total Operating Revenues for the three months ended March 31, 1996. The remainder of such revenues was derived principally from other nonregulated services provided by BellSouth Telecommunications.

RESULTS OF OPERATIONS

Per share amounts for 1995 have been restated to reflect a two-for-one stock split effective in November 1995.

                                 For the Three
                                 Months Ended
                                   March 31,
                                1996      1995
Net Income                      $970      $547
Earnings Per Share              $.98      $.55

For the three-month period ended March 31, 1996, Net Income increased by $423 (77.3%); Earnings Per Share increased $.43 (78.2%). The increase resulted primarily from the $344 gain ($.35 per share) on sale of BellSouth's paging business (see Note D to the Consolidated Financial Statements), continued strong growth in key business volumes and expense savings attributable to employee reductions under BellSouth Telecommunications' restructuring and work force reduction plans.

Volumes of Business

The total number of access lines in service since March 31, 1995 increased by approximately 977,000 (4.8%) to 21,492,000, compared to a 4.6% rate of increase for the same prior year period.
Business and residence access lines increased by 7.9% and 3.5%, respectively, compared to growth rates of 7.7% and 3.4% in 1995. The number of second residence lines, included in total residence lines, increased by 252,000 (22.9%) to 1,353,000 and accounted for approximately 49.7% and 25.8% of the overall increase in residence access lines and total access lines, respectively, since March 31, 1995. Such second residence lines are generally used for home office purposes, access to on-line computer services and children's phones. The growth in all categories of access lines was primarily attributable to continued economic improvement in the Southeast, including increased business activity in Georgia in preparation for the Olympics, and successful marketing programs.

Access minutes of use represent the volume of traffic carried by interexchange carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 2,118 million (10.8%)for the three-month period ended March 31, 1996 compared to an increase of 8.9% for the same period last year. The increase in access minutes of use was primarily attributable to access line growth, promotions by the interexchange carriers and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities. The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. For the three-month period ended March 31, 1996, toll messages decreased by 89 million (24.1%) compared to a decrease of 4.3% for the corresponding period in 1995. The decrease in 1996 was primarily attributable to the expansion of local area calling plans (LACPs) in Florida, Georgia and North Carolina and also to increased competition from interexchange carriers in the intraLATA toll market. While the respective impacts of such factors cannot be precisely quantified, BellSouth estimates that about 70% of the decline in toll messages was attributable to expanded LACPs and about 30% was due to increased competition.

The expanded LACPs discussed above and future implementation of other such plans in BellSouth Telecommunications' service region, coupled with competition in the intraLATA toll market, will adversely impact future toll message volumes. LACPs and the effects of competition result in the transfer of calls from toll to local service and access categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.

Domestic cellular customers (equity-weighted) increased by 726,000 (31.3%) since March 31, 1995 to 3,046,000 due to continuing high demand for wireless services. The overall penetration rate (number of customers as a percentage of the total population in the service territory) increased from 5.8% at March 31, 1995 to 7.6% at March 31, 1996. Total minutes of use have also continued to increase and average minutes of use per cellular customer have remained essentially unchanged from first quarter 1995, with stimulation due to promotions being substantially offset by the continuing trend of increased penetration into lower-usage market segments.

Since March 31, 1995, the number of international cellular customers increased by 440,000 (106.0%) to 855,000. Growth in total minutes of use for international cellular properties remained strong due to demand stimulated by competitive programs, enhanced services and underdeveloped land-line service.

Operating Revenues

Total Operating Revenues increased $242 (5.6%) for the three-month period ended March 31, 1996 when compared to the corresponding 1995 period. The components of Total Operating Revenues were as follows:

                                 For the Three
                                 Months Ended
                                   March 31,
                                1996      1995

Local Service                    $1,930    $1,769
Interstate Access                   909       795
Intrastate Access                   218       226
Toll                                207       281
Wireless Communications             625       600
Directory Advertising and
 Publishing                         318       353
Other Services                      334       275

Total Operating Revenues         $4,541    $4,299

Local Service revenues increased $161 (9.1%)for the three-month period ended March 31, 1996 as compared to the same 1995 period. The increase was due primarily to 4.8% growth in access lines in service since March 31, 1995. Also contributing was an increase of $31 due to higher customer demand for Touchstar and Custom Calling services, and the effect of expanded LACPs.

Interstate Access revenues increased $114 (14.3%) for the three-month period ended March 31, 1996 as compared to the same prior year period. The increase was attributable primarily to growth in minutes of use of 10.1% and rate activity, the net effect of which increased revenues by $38.

Intrastate Access revenues decreased $8 (3.5%) for the three-month period ended March 31, 1996 when compared to the corresponding 1995 period. The decrease was due primarily to rate reductions of $32 compared with first quarter 1995, partially offset by increases attributable to growth in minutes of use of 13.0%.

Toll revenues decreased $74 (26.3%) for the three-month period ended March 31, 1996 when compared to the same prior year period. The decrease was primarily attributable to net rate reductions compared with first quarter 1995 of approximately $57 and a decline in toll messages of 24.1%. Such factors reflect the expansion of LACPs and increased competition.

Wireless Communications revenues include revenues from the consolidated wireless communications businesses (cellular and, for 1995, paging within BellSouth Enterprises) as well as revenues from interconnections by unaffiliated cellular carriers with BellSouth Telecommunications' network. (BellSouth's interests in the net income or loss of the unconsolidated wireless businesses within BellSouth Enterprises, which are accounted for under the equity method of accounting, are recorded in Other Income (Expense), net.)

Wireless Communications revenues increased $25 (4.2%) for the three-month period ended March 31, 1996 when compared to the same period last year. The increase was primarily attributable to continued growth of the customer base in domestic and international cellular markets, partially offset by the effect of the January 1996 sale of BellSouth's paging business. For the three-month period ended
March 31, 1995, revenues from paging services were $81. Excluding the effects of the sale of the paging business, Wireless Communications revenues increased 20.4%.

Directory Advertising and Publishing revenues decreased $35 (9.9%) for the three-month period ended March 31, 1996 when compared to the same prior year period. The decrease was due primarily to a $40 reduction resulting from the adoption of issue basis accounting, effective in the third quarter of 1995, for all directory revenues in connection with the discontinuance of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The decrease was also due to changes in the issue dates of certain directories, which reduced revenues by $12 in the first quarter of 1996. Such decreases were partially offset by increased revenues attributable to volume growth.

Other Services revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services, billing and collection services and other nonregulated services (primarily inside wire services) offered by BellSouth Telecommunications. Other Services revenues increased $59 (21.5%) for the three-month period ended March 31, 1996 when compared to the corresponding 1995 period. The increase was primarily attributable to incremental rate impacts related to potential sharing under certain state regulatory plans.

Operating Expenses

Total Operating Expenses increased $154 (4.8%) for the three-month period ended March 31, 1996 compared to the same period in 1995.
The components of Total Operating Expenses were as follows:

                                 For the Three
                                 Months Ended
                                   March 31,
                                1996      1995

Depreciation and Amortization $   903   $   835

Other Operating Expenses:
  Cost of Services and
   Products                     1,468     1,503
  Selling, General and
   Administrative                 987       866
                                2,455     2,369
    Total Operating Expenses  $ 3,358   $ 3,204

Depreciation and Amortization increased $68 (8.1%) for the three-month period ended March 31, 1996 compared to the same period in 1995. The increase was due primarily to higher levels of property, plant and equipment since March 31, 1995 resulting from continued growth in the customer base for wireless and wireline services and continued modernization of the networks, and shorter asset lives for property, plant and equipment in use subsequent to the discontinuance of SFAS No. 71.

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

Other Operating Expenses increased $86 (3.6%) for the three-month period ended March 31, 1996 when compared to the corresponding 1995 period. The increase for the period was primarily attributable to increased expenses of $66 related to sustained growth in the cellular customer base, reflecting additional marketing and operational costs associated with higher levels of sales and expanded operations. At BellSouth Telecommunications, Other Operating Expenses increased $40 due principally to higher business volumes and initiatives to effectively position the business for increased competition, partially offset by a decrease of approximately $66 for labor costs in the core wireline business, including expenses for employee benefits. The decrease in such labor costs reflects employee reductions of approximately 6,100 since March 31, 1995 attributable to previously-disclosed restructuring and work force reduction plans, partially offset by annual compensation increases for management and represented employees. Also contributing to the overall increase in Other Operating Expenses was approximately $25 related to volume growth and higher material costs in the directory advertising and publishing businesses. The increase for the period was partially offset by the effect of the January 1996 sale of BellSouth's paging business. For the three-month period ended March 31, 1995, Other Operating Expenses for the paging business were $61. Excluding the effects of the sale of the paging business, Other Operating Expenses increased 6.4%.
Other Income Statement Items

The other income statement components were as follows:

                                 For the Three
                                 Months Ended
                                   March 31,
                                1996      1995
Interest Expense                $180       $174
Gain on Sale of Paging
  Business                       442         --
Other Income (Expense), net       36        (11)
Provision for Income Taxes       511        363


Interest Expense increased $6 (3.4%) for the three-month period ended March 31, 1996 compared to the same period last year. The increase was primarily attributable to higher average debt levels partially offset by lower average interest rates on long-term borrowings due to refinancings during 1995.

Gain on Sale of Paging Business represents the pre-tax gain on the sale of BellSouth's paging business in January 1996.

Other Income (Expense), net increased $47 for the three-month period ended March 31, 1996 compared to the corresponding period in 1995. The increase was primarily attributable to higher interest income due to the investment of cash proceeds from the sale of the paging business and also to increased loans to unconsolidated affiliates. Equity in losses of unconsolidated affiliates was ($28) in the first quarter of 1996 compared to ($32) for the same period in 1995. The lower overall losses in 1996 reflect improved results from unconsolidated domestic cellular operations and mobile data communications businesses, substantially offset by increased losses from certain international businesses, principally operations in Germany and Denmark.

Provision for Income Taxes increased $148 (40.8%) for the three-month period ended March 31, 1996 over the comparable 1995 period. For the three-month period ended March 31, 1996, BellSouth's effective tax rate was 34.5% compared to 39.9% for the same period last year. The lower effective tax rate in 1996 was due primarily to a higher tax than book basis for the paging business, which resulted in a lower gain on sale for computing tax expense.

FINANCIAL CONDITION

BellSouth uses the net cash generated from its operations and external financing to fund capital expenditures, pay dividends and invest in and operate its existing operations and new businesses. While current liabilities exceeded current assets at both March 31, 1996 and December 31, 1995, BellSouth's sources of funds -- primarily from operations and, to the extent necessary, from readily available external financing arrangements -- are sufficient to meet all current obligations on a timely basis. In addition, BellSouth believes such sources of funds will be sufficient to meet the needs of its business for the foreseeable future.

                                           For the Three Months
                                              Ended March 31,
                                             1996         1995
Net Cash Provided by Operating Activities   $1,126       $1,310

Operating Activities. Net cash provided by operating activities decreased $184 (14.0%) in the first three months of 1996 compared with the same period in 1995, primarily due to a $125 change in the cash used for the reduction of liabilities.

                                           For the Three Months
                                              Ended March 31,
                                             1996         1995
Net Cash Used for Investing Activities      $(135)       $(860)

Investing Activities. BellSouth's primary use of capital resources continues to be for capital expenditures to support development of the wireline and wireless networks. Net cash used for investing activities decreased $725 (84.3%) in the first three months of 1996 compared to the corresponding 1995 period. The decrease was primarily due to $930 in cash received from the sale of the paging business, partially offset by higher capital expenditures of $67 related to network development and increased investment in unconsolidated affiliates of $34.

Internal sources provided substantially all cash required for capital expenditures in the first three months of 1996. For the remainder of 1996, BellSouth expects to continue to finance capital expenditures primarily through internally generated funds, and, to the extent necessary, from external sources.

                                           For the Three Months
                                              Ended March 31,
                                             1996         1995
Net Cash Used for Financing Activities      $(1,714)     $(496)

Financing Activities. Net cash used for financing activities increased $1,218 (245.6%) in first three months of 1996 compared to the same period last year. The increase reflects repayments of $873 in commercial paper and $485 in debentures during first quarter 1996.

Refinancing of both short- and long-term debt is possible during the remainder of the year depending on prevailing market interest rates. As of May 1, 1996, shelf registration statements were on file with the Securities and Exchange Commission under which $2,227 of debt securities could be publicly offered.

BellSouth's debt to total capitalization ratio decreased to 43.0% at March 31, 1996 from 46.7% at December 31, 1995. The decrease was primarily caused by the repayment of commercial paper described above.

BellSouth's Board of Directors has authorized the repurchase of an unspecified number of shares of BellSouth Common Stock on the open market or through privately negotiated purchases.
REGULATORY AND COMPETITIVE ENVIRONMENT

Regulation

Price regulation plans have been approved or authorized by the requisite legislative or regulatory bodies in all states in the BellSouth Telecommunications service area. At the federal level, BellSouth Telecommunications continues to operate under an interim price regulation plan established by the Federal Communications Commission (FCC) in 1995. Recent significant developments with respect to price regulation and other related issues are discussed below.

Louisiana. Effective April 1, 1996, the Louisiana Public Service Commission approved a price regulation plan that will remain in effect for a six-year term, subject to review. Under the provisions of the price regulation plan, rates for basic services, which include the provision of local exchange services, are capped for five years, after which an inflation-based formula may be used to change prices. After five years, no individual basic service rate can be increased by more than 10% in any twelve-month period. Prices for interconnection services are capped for three years, after which no individual service can be increased more than 10% in any twelve-month period. For non-basic services, price increases may not exceed 20% in any twelve-month period. In addition, the Commission approved local competition rules effective March 15, 1996.

In connection with the approval of price regulation, the Louisiana Commission concluded its review of BellSouth Telecommunications' earnings by requiring an aggregate $70 rate reduction, to be implemented ratably over a three-year period beginning April 1, 1996, and an immediate $9 refund to existing customers.

North Carolina.  In May 1996, the North Carolina Utilities
Commission modified a price regulation plan previously submitted by BellSouth Telecommunications. The modified plan, which is currently under review by the company, will become effective
June 3, 1996, subject to BellSouth Telecommunications' acceptance of such modifications by May 20, 1996.

Under the terms of the modified plan, prices for residence basic local exchange services are capped for three years, after which any price increases are limited subject to an inflation-based formula. For business basic local exchange, interconnection and certain non-basic services, any increases in current prices are also subject to inflation-based formulas. Prices for toll switched access services are capped at current prices, after giving effect to specified rates reductions ordered in conjunction with approval of the price
regulation plan.   Such rate reductions, including the  toll
switched access component and elimination of charges for touchtone service by the first anniversary of the plan, will total approximately $60 over the next three years.

Tennessee. In order to implement BellSouth Telecommunications' price regulation plan, the Tennessee Public Service Commission had required a $56 rate reduction on an annual basis, which BellSouth Telecommunications appealed to the Tennessee Court of Appeals (the Court). In its rulings, the Court has stayed implementation of both the rate reduction and price regulation plan pending further consideration of the issues. A decision is expected later in 1996.


Competition and Business Developments

Among its provisions, the Telecommunications Act of 1996 (the 1996
Act) preempts state legislative and regulatory barriers to competition for local telephone service, subject only to competitively neutral requirements to assure quality service consistent with public safety, convenience and consumer welfare.
In order to comply with the requirements of the 1996 Act, all states in BellSouth Telecommunications' service area have proceedings and other activities in progress to consider rules and regulations necessary to implement open competition for local service. A number of carriers have been approved or filed applications to provide local service in many of the areas in which BellSouth Telecommunications provides service. In April 1996, BellSouth Telecommunications received approval from the Florida Public Service Commission to provide competing local service in other carriers' service areas. Initially, BellSouth Telecommunications plans to serve business customers in parts of the Orlando market not currently served by BellSouth Telecommunications.

As permitted by the 1996 Act, BellSouth began providing interLATA wireless service to its cellular customers in February. Also, in March, BellSouth began joint marketing cellular and wireline services in Macon, Georgia through BellSouth Telecommunications' sales offices. BellSouth expects to extend joint marketing of such services throughout its service region by the end of 1996.

BellSouth plans to begin offering interLATA wireline service within its nine-state territory as soon as possible after completion of FCC and state regulatory proceedings, expected to be concluded in late 1996 or early 1997; however, it is uncertain when BellSouth will be authorized to initiate such interLATA wireline service.




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

  11        Computation of Earnings Per Common Share.

  12     Computation of Ratio of Earnings to Fixed Charges.

  27        Financial Data Schedule.


(b) Reports on Form 8-K:

      Date of Event          Subject

      April 18, 1996       First Quarter 1996 Earnings Release and
                              1996 Financial Projection
                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BELLSOUTH CORPORATION

                                         By    /s/  Ronald M. Dykes
                                                    RONALD M. DYKES
                                    Executive Vice President, Chief
                                  Financial Officer and Comptroller
                       (Principal Financial and Accounting Officer)


May 13, 1996
                        EXHIBIT INDEX

  Exhibit
  Number

  11        Computation of Earnings Per Common Share.

  12     Computation of Ratio of Earnings to Fixed Charges.

  27        Financial Data Schedule.