Form 10-K/A
period 1995-12-31
BELLSOUTH CORP
filed 1996-06-26
CIK 732713

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                               ----------------

                                  FORM 10-K/A
                      AMENDMENT TO APPLICATION OR REPORT
                 FILED PURSUANT TO SECTION 12, 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                               ----------------

                             BELLSOUTH CORPORATION

                                AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1995 as set forth in the pages attached hereto:

Item 14a.(3) Exhibits:

99a Financial Statements for BellSouth Management Savings and Employee Stock
    Ownership Plan for the year ended December 31, 1995.

99b Financial Statements for BellSouth Savings and Security Plan for the year ended December 31, 1995.

99c Financial Statements for BellSouth Enterprises Retirement Savings Plan for the year ended December 31, 1995.

                               ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BellSouth Corporation

                                             /s/ Ronald M. Dykes
                                          BY: _________________________________
                                             Ronald M. Dykes
                                             Executive Vice President, Chief
                                              Financial Officer and
                                              Comptroller
                                             June 24, 1996

  (3) Exhibits: (As filed with Form 10-K as of 12/31/95, unless otherwise noted).

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

 EXHIBIT
 NUMBER
 -------
 10l     BellSouth Corporation Financial Counseling Plan. (Exhibit 10r to Form
         10-K for the year ended December 31, 1992, File No. 1-8607).
 10l-1   Amendment dated November 3, 1995 to the BellSouth Corporation
         Executive Financial Counseling Plan.
 10m     BellSouth Corporation Deferred Compensation Plan for Non-Employee
         Directors. (Exhibit 10gg to Registration Statement No. 2-87846).
 10n     BellSouth Corporation Executive Life Insurance Plan. (Exhibit 10v to
         Form 10-K for the year ended December 31, 1992, File No. 1-8607).
 10o     BellSouth Corporation Stock Option Plan for Non-Employee Directors.
         (Exhibit 10z to Form 10-K for the year ended December 31, 1991, File
         No. 1-8607).
 10p     Form of Executive Officer Succession and Retirement Agreement.
         (Exhibit 10r to Form 10-K for the year ended December 31, 1994, File
         No. 1-8607).
 10q     BellSouth Non-Employee Directors Charitable Contribution Program.
         (Exhibit 10z to Form 10-K for the year ended December 31, 1992, File
         No. 1-8607).
 10r     BellSouth Personal Retirement Account Pension Plan. (Exhibit 10aa to
         Form 10-Q for the quarter ended June 30, 1993, File No. 1-8607).
 10r-1   Amendment dated August 9, 1993 to the BellSouth Personal Retirement
         Account Pension Plan. (Exhibit 10aa-1 to Form 10-Q for the quarter ended September 30, 1993, File No. 1-8607).
 10r-2   Amendments dated October 15, 1993 and November 12, 1993 to the
         BellSouth Personal Retirement Account Pension Plan. (Exhibit 10t-2 to
         Form 10-K for the year ended December 31, 1993, File No. 1-8607).
 10r-3   Amendment dated April 22, 1994 to the BellSouth Personal Retirement
         Account Pension Plan. (Exhibit 10t-3 to Form 10-Q for the quarter ended June 30, 1994, File No. 1-8607).
 10r-4   Amendment dated March 3, 1995 to the BellSouth Personal Retirement
         Account Pension Plan. (Exhibit 10t-5 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607).
 10r-5   Amendment dated September 21, 1995 to the BellSouth Personal
         Retirement Account Pension Plan.
 10r-6   Amendment dated October 12, 1993 to the BellSouth Personal Retirement
         Account Pension Plan. (Exhibit 10t-6 to Form 10-Q for the quarter ended September 30, 1995, File No. 1-8607).
 10r-7   Amendment dated November 9, 1995 to the BellSouth Personal Retirement
         Account Pension Plan. (Exhibit 10t-7 to Form 10-Q for the quarter ended September 30, 1995, File No. 1-8607).
 10s     BellSouth Corporation Trust Under Executive Benefit Plan(s) as amended
         April 28, 1995. (Exhibit 10u-1 to Form 10-Q for the quarter ended June
         30, 1995, File No. 1-8607).
 10t     BellSouth Telecommunications, Inc. Trust Under Executive Benefit
         Plan(s) as amended April 28, 1995. (Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607).
 10u     BellSouth Corporation Trust Under Board of Directors Benefit Plan(s)
         as amended April 28, 1995. (Exhibit 10w-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607).
 10v     BellSouth Telecommunications, Inc. Trust Under Board of Directors
         Benefit Plan(s) as amended April 28, 1995. (Exhibit 10x-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607).
 10w     BellSouth Corporation Stock Plan. (Exhibit 10bb to Form 10-Q for the
         quarter ended June 30, 1995, File No. 1-8607).

 EXHIBIT
 NUMBER
 -------
 11      Computation of Earnings Per Share.
 12      Computation of Ratio of Earnings to Fixed Charges.
 21      Subsidiaries of BellSouth.
 24      Powers of Attorney.
 27      Financial Data Schedule.
 99a*    Annual report on Form 11-K for BellSouth Management Savings and
         Employee Stock Ownership Plan for the fiscal year ended December 31,
         1995.
 99b*    Annual report on Form 11-K for BellSouth Savings and Security ESOP
         Plan for the fiscal year ended December 31, 1995.
 99c*    Annual report on Form 11-K for BellSouth Enterprises Retirement
         Savings Plan for the fiscal year ended December 31, 1995.

- --------
*Filed herewith.