Form 10-Q
period 1996-06-30
BELLSOUTH CORP
filed 1996-08-14
CIK 732713

SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D. C.  20549




                          FORM 10-Q
                         (Mark One)

    |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996

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

At July 31, 1996, a total of 993,967,026 common shares were outstanding.

                      Table of Contents


Item                                                         Page
                            Part I
 1.  Financial Statements                                      3
         Consolidated Statements of Income                     3
         Consolidated Balance Sheets                           5
         Consolidated Statements of Cash Flows                 6
         Notes to Consolidated Financial Statements            7
         Selected Operating Data                              10

 2.  Management's Discussion and Analysis of Results of
     Operations and Financial Condition                       12
        Results of Operations                                 13
            Volumes of Business                               13
            Operating Revenues                                15
            Operating Expenses                                16
            Other Income Statement Items                      18
        Financial Condition                                   18
        Regulatory Developments and Competition               20
            Federal Developments                              20
            State Developments                                20
        Business Developments                                 21



                           Part II
 4.  Submission of Matters to a Vote of Security Holders      22
 6.  Exhibits and Reports on Form 8-K                         23


                PART I - FINANCIAL INFORMATION

                    BELLSOUTH CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)
           (In Millions, Except Per Share Amounts)


                              For the Three Months    For the Six Months
                                 Ended June 30,         Ended June 30,
                                 1996       1995        1996       1995
Operating Revenues:
Network and related services:
Local service                 $  2,021    $ 1,793    $  3,951    $ 3,562
Interstate access                  871        806       1,780      1,601
Intrastate access                  202        227         420        453
Toll                               198        266         405        547
Wireless communications            691        623       1,316      1,223
Directory advertising and
  publishing                       367        389         685        742
Other services                     270        286         604        561
Total Operating Revenues         4,620      4,390       9,161      8,689

Operating Expenses:
Cost of services and
  products                       1,499      1,485       2,967      2,988
Depreciation and
  amortization                     917        859       1,820      1,694
Selling, general and
  administrative                 1,016        950       2,003      1,816
Total Operating Expenses         3,432      3,294       6,790      6,498

Operating Income                 1,188      1,096       2,371      2,191

Interest Expense                   174        186         354        360
Gain on Sale of Paging
  Business                          --         --         442         --
Other Income (Expense), net         16          9          52         (2)

Income Before Income Taxes
  and Extraordinary Losses       1,030        919       2,511      1,829
Provision for Income Taxes         401        362         912        725

Income Before Extraordinary
  Losses                           629        557       1,599      1,104
Extraordinary Loss for
  Discontinuance of SFAS No.
  71, net of tax                    --     (2,718)         --     (2,718)
Extraordinary Loss on Early
  Extinguishment of Debt, net
  of tax                            --        (16)         --        (16)

Net Income (Loss)             $    629    $(2,177)   $  1,599    $(1,630)
                    BELLSOUTH CORPORATION
        CONSOLIDATED STATEMENTS OF INCOME (Continued)
                         (Unaudited)
           (In Millions, Except Per Share Amounts)


                              For the Three Months    For the Six Months
                                 Ended June 30,         Ended June 30,
                                 1996       1995        1996       1995
Weighted Average Common
 Shares Outstanding              994          993       994          993
Dividends Declared Per Common
 Share                        $  .36      $  .345    $  .72      $  .69
Earnings (Loss) Per Share:
Income Before Extraordinary
  Losses                      $  .63      $  .56     $ 1.61      $ 1.11
Extraordinary Loss for
  Discontinuance of SFAS No.
  71, net of tax                  --       (2.73)        --       (2.73)
Extraordinary Loss on Early
  Extinguishment of Debt, net
  of tax                          --        (.02)        --        (.02)
Earnings (Loss) Per Share     $  .63      $(2.19)    $ 1.61      $(1.64)

The accompanying notes are an integral part of these financial statements.


                    BELLSOUTH CORPORATION
                 CONSOLIDATED BALANCE SHEETS
           (In Millions, Except Per Share Amounts)

                                                  June 30,    December 31,
                                                    1996          1995
                                                 (Unaudited)
                     ASSETS
Current Assets:
 Cash and cash equivalents                        $   1,169    $   1,711
 Temporary cash investments                              35           71
Accounts receivable, net of allowance for
  uncollectibles of $154 and $171                     3,852        3,772
 Material and supplies                                  434          430
 Other current assets                                   366          521
                                                      5,856        6,505

Investments and Advances                              2,601        2,418
Property, Plant and Equipment:
 Property, Plant and Equipment                       48,372       46,869
 Accumulated Depreciation                            26,999       25,777
                                                     21,373       21,092

Intangible Assets, net                                1,313        1,527
Deferred Charges and Other Assets                       501          338

 Total Assets                                     $  31,644    $  31,880

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Debt maturing within one year                    $   2,047    $   2,951
 Accounts payable                                     1,410        1,724
 Other current liabilities                            2,661        2,715
                                                      6,118        7,390

Long-Term Debt                                        7,897        7,924
Deferred Credits and Other Liabilities:
 Accumulated deferred income taxes                    1,740        1,650
 Unamortized investment tax credits                     317          355
 Other liabilities and deferred credits               2,789        2,736
                                                      4,846        4,741
Shareholders' Equity:
 Common stock, $1 par value                           1,009        1,007
 Paid-in capital                                      7,691        7,619
 Retained earnings                                    4,987        4,099
 Shares held in trust                                  (409)        (374)
 Guarantee of ESOP debt                                (495)        (526)
                                                     12,783       11,825

Total Liabilities and Shareholders' Equity        $  31,644    $  31,880

The accompanying notes are an integral part of these financial statements.



                    BELLSOUTH CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
           (In Millions, Except Per Share Amounts)
                                                        For the Six Months
                                                          Ended June 30,
                                                         1996        1995
     Cash Flows from Operating Activities:
    Net income (loss)                                 $   1,599   $ (1,630)
      Adjustments to net income (loss):
        Extraordinary loss for discontinuance of SFAS
          No. 71                                             --      4,449
        Extraordinary loss on early extinguishment of
          debt                                               --         26
        Depreciation and amortization                     1,820      1,694
        Gain on sale of paging business                    (442)        --
        Net losses and dividends from unconsolidated
         affiliates                                         136        102
        Provision for losses on bad debts                   113        110
        Deferred income taxes and unamortized
         investment tax credits                              68     (1,727)
        Net change in accounts receivable and
         other current assets                              (146)      (218)
        Net change in accounts payable and other
         current liabilities                               (438)      (524)
        Net change in deferred charges and other
         assets                                            (164)         6
        Net change in deferred credits and other
         liabilities                                         99        202
        Other reconciling items, net                        (89)        13
          Net cash provided by operating activities       2,556      2,503

     Cash Flows from Investing Activities:
      Capital expenditures                               (2,185)    (1,828)
      Proceeds from sale of paging business                 930         --
      Proceeds from disposition of short-term
       investments                                           67        112
      Purchases of short-term investments                   (31)      (146)
      Investment dispositions and repayments of
       advances                                               5          2
      Investments in and advances to unconsolidated
       affiliates                                          (247)      (302)
      Other investing activities, net                        10        (35)
          Net cash used for investing activities         (1,451)    (2,197)

     Cash Flows from Financing Activities:
      Proceeds from short-term borrowings                12,649      9,261
      Repayments of short-term borrowings               (13,112)    (9,457)
      Proceeds from long-term debt                           56        844
      Repayments of long-term debt                         (527)      (353)
      Dividends paid                                       (715)      (694)
      Other financing activities, net                         2         (2)
          Net cash used for financing activities         (1,647)      (401)

     Net Decrease in Cash and Cash Equivalents             (542)       (95)
     Cash and Cash Equivalents at Beginning of Period     1,711        606
     Cash and Cash Equivalents at End of Period       $   1,169   $    511

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

     For the three and six months ended June 30, 1995, weighted average common shares and related per share amounts have been restated to reflect a two-for-one stock split effective in November 1995.
                    BELLSOUTH CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         (Unaudited)
           (In Millions, Except Per Share Amounts)

Note B -- BellSouth Corporation Consolidated Shareholders' Equity

                     Number of
                       Shares                          Amount
                           Shares                             Shares   Guaran-
                            Held                               Held    tee of
                    Common   in    Common  Paid-in   Retained   in      ESOP
                    Stock  Trust   Stock   Capital   Earnings  Trust    Debt
                            (1)                                 (1)
Balance at
December 31, 1995    1,007   (13)  $1,007   $7,619    $4,099  $(374)    $(526)

Net Income                                             1,599

Dividends declared                                      (716)

Shares issued for:
 Employee benefit
 plans                   1              1       16

 Grantor Trusts          1    (1)       1       34              (35)

Treasury shares
purchased for
employee benefit
plans                                          (12)

ESOP activities
and related tax
benefit                                                    5               31

Foreign currency
translation
adjustment          ______ ______  ______       34   ________ ______   _______

Balance at June
30, 1996             1,009   (14)  $1,009   $7,691    $4,987  $(409)    $(495)

(1) Such shares are not considered to be outstanding for financial reporting purposes.
                    BELLSOUTH CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         (Unaudited)
           (In Millions, Except Per Share Amounts)

Note C -- Supplemental Cash Flow Information

   The following supplemental information is presented in accordance with the provisions of SFAS No. 95, "Statement of Cash Flows."

                                      For the Six Months
                                        Ended June 30,
                                      1996         1995

Cash Paid For:

   Income taxes                      $ 689        $ 696
   Interest                          $ 373        $ 375

Noncash Investing and Financing Activities:

   Shares issued to grantor trusts   $  35        $  38

Note D -- Sale of Paging Subsidiary

     In January 1996, BellSouth sold to MobileMedia Corporation its paging subsidiary, Mobile Communications Corporation of America
(MCCA), and its two-way nationwide narrowband personal communications services license for a total of $930. The pretax gain on such sale was $442.

     For the three- and six-month periods ended June 30, 1995, MCCA's total operating revenues were $84 and $165, respectively. Total operating expenses for the same periods were $74 and $147, respectively. Total assets at December 31, 1995 were $355.

Note E -- Extraordinary Losses

     Discontinuance of SFAS No. 71. In the second quarter 1995, BellSouth Telecommunications, Inc. (BellSouth Telecommunications) discontinued application of SFAS No. 71 and recorded a non-cash extraordinary charge of $2,718 (net of a deferred tax benefit of $1,731). The components of the charge included a $3,002 (after tax) reduction of telephone plant partially offset by a $194 (after tax) benefit for a change in the method by which BellSouth Telecommunications reported its directory publishing revenues, a $71 (after tax) benefit reflecting the removal of regulatory assets and liabilities that were recorded as a result of previous actions by regulators and a $19 (after tax) benefit for the partial acceleration of unamortized investment tax credits associated with the reductions in asset carrying values and in asset lives.

     Early Extinguishment of Debt. In the second quarter 1995, BellSouth Telecommunications issued $300 of Ten Year Notes, the proceeds from which were used to redeem and refinance an outstanding $300 Debenture issue, due August 1, 2029. As a result of the early extinguishment of this issue, an extraordinary loss of $16 (net of taxes of $10) was recognized in the second quarter 1995.
                    BELLSOUTH CORPORATION
                   SELECTED OPERATING DATA
                         (Unaudited)

                                                    Percent Change
                                                  1996 vs.  1995 vs.
                                         1996       1995      1994

Network Access Lines in Service at June 30 (Thousands)(a):
By Type:
  Residence                                14,937    3.5%      3.7%
  Business                                  6,522    8.7       7.7
  Other                                       262    2.3       1.3
       Total Access Lines                  21,721    5.0       4.8

By State:
  Florida                                   5,750    5.4       4.8
  Georgia                                   3,701    7.1       6.2
  Tennessee                                 2,500    4.6       4.6
  North Carolina                            2,155    5.2       5.7
  Louisiana                                 2,151    3.5       3.9
  Alabama                                   1,832    4.1       3.9
  South Carolina                            1,325    4.0       4.2
  Mississippi                               1,184    3.5       4.1
  Kentucky                                  1,123    3.6       3.6
      Total Access Lines                   21,721    5.0       4.8

                                                  Percent Change for
                                                   the Periods Ended
                                                  1996 vs.  1995 vs.
                                         1996       1995      1994

Access Minutes of Use (Millions)(a)(b):
  Interstate:
   Three months ended March 31             16,660   10.1%       7.7%
   Three months ended June 30              16,847    8.0        8.2
   Six months ended June 30                33,507    9.0        7.9

  Intrastate:
   Three months ended March 31              5,118   13.0       13.1
   Three months ended June 30               5,235    9.3       14.7
   Six months ended June 30                10,353   11.1       13.9

  Total Minutes of Use:
   Three months ended March 31             21,778   10.8        8.9
   Three months ended June 30              22,082    8.3        9.6
   Six months ended June 30                43,860    9.5        9.3

Toll Messages (Millions)(a):
   Three months ended March 31                281  (24.1)      (4.3)
   Three months ended June 30                 257  (27.0)     (11.4)
   Six months ended June 30                   538  (25.5)      (7.9)

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
                         (Unaudited)



                                                    Percent Change
                                                  1996 vs.  1995 vs.
                                          1996      1995      1994

Cellular Customers Served at June 30 (Equity basis)(Thousands)(c):

Domestic Cellular                           3,231   31.1%     36.6%
International Cellular                        976  102.9      81.8


(c) Includes customers served based on BellSouth's ownership percentage in all markets served.


                                         For the Six
                                         Months Ended
                                           June 30,
                                             1996
Ratio of Earnings to Fixed Charges (d)       7.3

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

Approximately 72% and 71% of BellSouth's Total Operating Revenues for the six-month periods ended June 30, 1996 and 1995, respectively, were from wireline services provided by BellSouth Telecommunications. Charges for local, access and toll services for the six-month period ended June 30, 1996 accounted for approximately 60%, 34% and 6%, respectively, of the wireline revenues discussed above. Revenues from wireless communications services and directory advertising and publishing services accounted for approximately 14% and 7%, respectively, of Total Operating Revenues for the six months ended June 30, 1996. The remainder of such revenues was derived principally from other nonregulated services provided by BellSouth Telecommunications.

RESULTS OF OPERATIONS

Per share amounts for 1995 have been restated to reflect a two-for-one stock split effective in November 1995.

                                 For the Three        For the Six
                                 Months Ended        Months Ended
                                    June 30,            June 30,
                                1996      1995      1996      1995
Income Before Extraordinary
  Losses                      $   629   $   557   $ 1,599   $ 1,104
Extraordinary Loss for
  Discontinuance of SFAS No.
  71, net of tax                   --    (2,718)       --    (2,718)
Extraordinary Loss on Early
  Extinguishment of Debt, net
  of tax                           --       (16)       --       (16)
   Net Income (Loss)          $   629   $(2,177)  $ 1,599   $(1,630)

Earnings (Loss) Per Share:
Income Before Extraordinary
  Losses                      $  .63    $  .56    $ 1.61    $ 1.11
Extraordinary Loss for
  Discontinuance of SFAS No.
  71, net of tax                  --     (2.73)       --     (2.73)
Extraordinary Loss on Early
  Extinguishment of Debt, net
  of tax                          --      (.02)       --      (.02)
   Earnings (Loss) Per Share  $  .63    $(2.19)   $ 1.61    $(1.64)

For the three and six-month periods ended June 30, 1996, Income Before Extraordinary Losses increased by $72 (12.9%) and $495 (44.8%), respectively, and Income Before Extraordinary Losses Per Share increased $.07 (12.5%) and $.50 (45.0%), respectively. The increase for the three-month period resulted primarily from continued strong growth in key business volumes and expense savings attributable to employee reductions under BellSouth Telecommunications' restructuring and work force reduction plans. The increase for the six-month period resulted primarily from the $344 gain ($.35 per share) on sale of BellSouth's paging business (see Note D to the Consolidated Financial Statements) as well as the growth in key business volumes and expense savings previously noted.

For a description of the second quarter 1995 extraordinary losses, see Note E to the Consolidated Financial Statements.

Volumes of Business

The total number of access lines in service since June 30, 1995 increased by approximately 1,030,000 (5.0%) to 21,721,000, compared to a 4.8% rate of increase for the same prior year period.
Business and residence access lines increased by 8.7% and 3.5%, respectively, compared to growth rates of 7.7% and 3.7% in 1995. The number of second residence lines, included in total residence lines, increased by 237,000 (20.6%) to 1,387,000 and accounted for approximately 47.2% and 23.0% of the overall increases in residence access lines and total access lines, respectively, since June 30, 1995. Such second residence lines are generally used for home office purposes, access to on-line computer services and children's phones. The growth in all categories of access lines was primarily attributable to continued economic improvement in the Southeast, including increased business activity in Georgia in preparation for the Olympics, and successful marketing programs.

Access minutes of use represent the volume of traffic carried by interexchange carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 1,695 million (8.3%) and 3,813 million (9.5%) for the three- and six-month periods ended June 30, 1996, respectively, compared to increases of 9.6% and 9.3% for the same periods last year. The increase in access minutes of use was primarily attributable to access line growth; promotions by the interexchange carriers; and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities. The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. For the three- and six-month periods ended June 30, 1996, toll messages decreased by 95 million (27.0%) and 184 million (25.5%), respectively, compared to decreases of 11.4% and 7.9% for the corresponding periods in 1995. The decrease in 1996 was primarily attributable to the expansion of local area calling plans (LACPs) in Florida, Georgia and North Carolina and also to increased competition from interexchange carriers in the intraLATA toll market. While the respective impacts of such factors cannot be precisely quantified, BellSouth estimates that about 70% of the decline in toll messages was attributable to expanded LACPs and about 30% was due to increased competition.

The expanded LACPs discussed above and future implementation of other such plans in BellSouth Telecommunications' service region, coupled with competition in the intraLATA toll market, will adversely impact future toll message volumes. Expanded LACPs and the effects of competition result in the transfer of calls from toll to local service and access categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.

Domestic cellular customers (equity-weighted) increased by 767,000 (31.1%) since June 30, 1995 to 3,231,000 due to continuing high demand for wireless services. The overall penetration rate (number of customers as a percentage of the total population in the service territory) increased from 6.1% at June 30, 1995 to 8.1% at June 30, 1996. Total minutes of use have also continued to increase and average minutes of use per cellular customer have remained essentially unchanged from second quarter 1995, with stimulation due to promotions being substantially offset by the continuing trend of increased penetration into lower-usage market segments.

Since June 30, 1995, the number of international cellular customers increased by 495,000 (102.9%) to 976,000. Growth in total minutes of use for international cellular properties remained strong due to demand stimulated by competitive programs, enhanced services and underdeveloped land-line service.

Operating Revenues

Total Operating Revenues increased $230 (5.2%) and $472 (5.4%) for the three- and six-month periods ended June 30, 1996, respectively, when compared to the corresponding 1995 periods. The components of Total Operating Revenues were as follows:

                                 For the Three        For the Six
                                 Months Ended        Months Ended
                                   June 30,            June 30,
                                1996      1995      1996      1995

Local Service                    $2,021    $1,793    $3,951    $3,562
Interstate Access                   871       806     1,780     1,601
Intrastate Access                   202       227       420       453
Toll                                198       266       405       547
Wireless Communications             691       623     1,316     1,223
Directory Advertising and
 Publishing                         367       389       685       742
Other Services                      270       286       604       561

Total Operating Revenues         $4,620    $4,390    $9,161    $8,689

Local Service revenues increased $228 (12.7%) and $389 (10.9%) for the three- and six-month periods ended June 30, 1996, respectively, as compared to the same 1995 periods. The increases for both periods were due primarily to 5.0% growth in access lines in service since June 30, 1995. Also contributing were increases of $40 and $71, for the three- and six-month periods, respectively, due to higher customer demand for Touchstar and Custom Calling services, and the effect of expanded LACPs.

Interstate Access revenues increased $65 (8.1%) and $179 (11.2%) for the three- and six-month periods ended June 30, 1996, respectively, as compared to the same prior year periods. The increases for both periods were attributable primarily to growth in minutes of use of 8.0% and 9.0%, respectively, and, for the six-month period ended June 30, 1996, net rate activity, which increased revenues by $34.

Intrastate Access revenues decreased $25 (11.0%) and $33 (7.3%) for the three- and six-month periods ended June 30, 1996, respectively, when compared to the corresponding 1995 periods. The decreases were due primarily to rate reductions of $40 and $71, respectively, compared with the same 1995 periods, partially offset by increases attributable to growth in minutes of use of 9.3% and 11.1%, respectively.

Toll revenues decreased $68 (25.6%) and $142 (26.0%) for the three- and six-month periods ended June 30, 1996 when compared to the same prior year periods. The decreases were primarily attributable to the expansion of LACPs and increased competition, the effect of which reduced toll messages by 27.0% and 25.5%, respectively.

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

Wireless Communications revenues increased $68 (10.9%) and $93 (7.6%) for the three- and six-month periods ended June 30, 1996, respectively, when compared to the same periods last year. The increases were primarily attributable to continued growth of the customer base in domestic and international cellular markets, partially offset by the effect of the January 1996 sale of BellSouth's paging business. For the three- and six-month periods ended June 30, 1995, revenues from paging services were $84 and $165, respectively. Excluding the effects of the sale of the paging business, Wireless Communications revenues increased 28.2% and 24.4% for the three- and six-month periods, respectively.

Directory Advertising and Publishing revenues decreased $22 (5.7%) and $57 (7.7%) for the three- and six-month periods ended June 30, 1996, respectively, when compared to the same prior year periods. The decreases for both periods were due primarily to changes in the issue dates of certain directories which decreased revenues in the quarter and six months ended June 30, 1996 by $50 and $53, respectively. The decrease for the six-month period was also due to a $41 reduction resulting from the adoption of issue basis accounting, effective in the third quarter of 1995, for all directory revenues in connection with the discontinuance of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Both decreases were partially offset by increased revenues attributable to volume growth.

Other Services revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services, billing and collection services and other nonregulated services (primarily inside wire services) offered by BellSouth Telecommunications. Other Services revenues decreased $16 (5.6%) and increased $43 (7.7%) for the three- and six-month periods ended June 30, 1996, respectively, when compared to the corresponding 1995 periods. The decrease for the quarter was primarily attributable to the disposition of a subsidiary which performed computer maintenance. The increase for the six-month period was primarily attributable to incremental rate impacts related to potential sharing under certain state regulatory plans, partially offset by the disposition of a sudsidiary previously noted.

Operating Expenses

Total Operating Expenses increased $138 (4.2%) and $292 (4.5%) for the three- and six-month periods ended June 30, 1996 compared to the same periods in 1995. The components of Total Operating
Expenses were as follows:

                                 For the Three        For the Six
                                 Months Ended        Months Ended
                                   June 30,            June 30,
                                1996      1995      1996      1995

Depreciation and Amortization $   917   $   859   $ 1,820   $ 1,694

Other Operating Expenses:
  Cost of Services and
   Products                     1,499     1,485     2,967     2,988
  Selling, General and
   Administrative               1,016       950     2,003     1,816
                                2,515     2,435     4,970     4,804
    Total Operating Expenses  $ 3,432   $ 3,294   $ 6,790   $ 6,498

Depreciation and Amortization increased $58 (6.8%) and $126 (7.4%) for the three- and six-month periods ended June 30, 1996, respectively, compared to the same periods in 1995. The increases were due primarily to higher levels of property, plant and equipment since June 30, 1995, and shorter depreciable lives subsequent to the discontinuance of SFAS No. 71. The higher levels of property, plant and equipment resulted from continued growth in the customer base for wireless and wireline services and continued modernization of the networks.

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

Other Operating Expenses increased $80 (3.3%) and $166 (3.5%) for the three- and six-month periods ended June 30, 1996, respectively, when compared to the corresponding 1995 periods. The increases were primarily attributable to increased expenses of $88 and $155, respectively, related to sustained growth in the cellular customer base, reflecting additional marketing and operational costs associated with higher levels of sales and expanded operations. At BellSouth Telecommunications, Other Operating Expenses increased $52 and $92, for the three- and six-month periods ended June 30, 1996, respectively, due principally to higher business volumes and initiatives to effectively position the business for increased competition, partially offset by decreases of approximately $28 and $92, for the three- and six-month periods ended June 30, 1996, respectively, for labor costs in the core wireline business, including expenses for employee benefits. The decreases in such labor costs reflect net employee reductions in BellSouth Telecommunications' telephone operations of approximately 6,000 since June 30, 1995 primarily attributable to previously-disclosed restructuring and work force reduction plans, partially offset by annual compensation increases for management and represented employees. The increases for the periods were partially offset by the effect of the January 1996 sale of BellSouth's paging business. For the three- and six-month periods ended June 30, 1995, Other Operating Expenses for the paging business were $63 and $124, respectively. Excluding the effects of the sale of the paging business, Other Operating Expenses increased 6.0% and 6.2%, respectively.

Other Income Statement Items

The other income statement components were as follows:

                                 For the Three        For the Six
                                 Months Ended        Months Ended
                                    June 30,            June 30,
                                1996      1995      1996       1995
Interest Expense                $174       $186     $354        $360
Gain on Sale of Paging
  Business                        --         --      442          --
Other Income (Expense), net       16          9       52          (2)
Provision for Income Taxes       401        362      912         725


Interest Expense decreased $12 (6.5%) and $6 (1.7%) for the three- and six-month periods ended June 30, 1996, respectively, compared to the same periods last year. The decrease for the three-month period was primarily attributable to lower average interest rates on borrowings due in part to refinancings during 1995, partially offset by higher average balances of long-term debt.

Gain on Sale of Paging Business represents the pre-tax gain on the sale of BellSouth's paging business in January 1996.

Other Income (Expense), net increased $7 and $54 for the three- and six-month periods ended June 30, 1996, respectively, compared to the corresponding periods in 1995. The increases were primarily attributable to higher interest income due to the investment of cash proceeds from the sale of the paging business. The amounts of equity in losses of unconsolidated affiliates were ($30) and ($58), respectively, for the three- and six-month periods ending June 30, 1996 compared to ($13) and ($45) for the same periods in 1995. The higher overall losses in 1996 reflect increased losses from certain international businesses, principally operations in Germany and Denmark, partially offset in the six-month period by improved results from unconsolidated domestic cellular operations.

Provision for Income Taxes increased $39 (10.8%) and $187 (25.8%) for the three- and six-month periods ended June 30, 1996, respectively, over the comparable 1995 periods. For the three- and six-month periods ended June 30, 1996, BellSouth's effective tax rates were 38.9% and 36.3%, respectively, compared to 39.4% and 39.7%, respectively, for the same periods last year. The lower effective tax rate for the six-month period in 1996 was due primarily to a higher tax than book basis for the paging business, which resulted in a lower gain on sale for computing tax expense.

FINANCIAL CONDITION

BellSouth uses the net cash generated from its operations and external financing to fund capital expenditures, pay dividends and invest in and operate its existing operations and new businesses. While current liabilities exceeded current assets at both June 30, 1996 and December 31, 1995, BellSouth's sources of funds -- primarily from operations and, to the extent necessary, from readily available external financing arrangements -- are sufficient to meet all current obligations on a timely basis. In addition, BellSouth believes such sources of funds will be sufficient to meet the needs of its business for the foreseeable future.

                                            For the Six Months
                                              Ended June 30,
                                             1996         1995
Net Cash Provided by Operating Activities   $2,556       $2,503

Operating Activities. Net cash provided by operating activities increased $53 (2.1%) in the first six months of 1996 compared with the same period in 1995, primarily due to an increase in operating income.

                                            For the Six Months
                                              Ended June 30,
                                             1996         1995
Net Cash Used for Investing Activities      $(1,451)     $(2,197)

Investing Activities. BellSouth's primary use of capital resources continues to be for capital expenditures to support development of the wireline and wireless networks. Net cash used for investing activities decreased $746 (34.0%) in the first six months of 1996 compared to the corresponding 1995 period. The decrease was primarily due to $930 in cash received from the sale of the paging business, partially offset by higher capital expenditures of $357 related to network development.

Internal sources provided substantially all cash required for capital expenditures in the first six months of 1996. For the remainder of 1996, BellSouth expects to continue to finance capital expenditures primarily through internally generated funds, and, to the extent necessary, from external sources.

                                            For the Six Months
                                              Ended June 30,
                                             1996         1995
Net Cash Used for Financing Activities      $(1,647)     $(401)

Financing Activities. Net cash used for financing activities increased $1,246 (310.7%) in the first six months of 1996 compared to the same period last year. The increase reflects repayments of $459 in commercial paper and $485 in debentures as well as the absence of new long-term borrowings in 1996.

As of August 1, 1996, shelf registration statements were on file with the Securities and Exchange Commission under which $2,227 of debt securities could be publicly offered.

BellSouth's debt to total capitalization ratio decreased to 43.6% at June 30, 1996 from 46.7% at December 31, 1995. The decrease was primarily caused by the repayment of commercial paper described above and the increase in Shareholders' equity due to earnings during 1996.

BellSouth's Board of Directors has authorized the repurchase of an unspecified number of shares of BellSouth Common Stock on the open market or through privately negotiated purchases. As of June 30, 1996, approximately 254,000 shares have been repurchased for an aggregate of $12. The company intends to reissue the shares as stock options are exercised under existing plans.

REGULATORY DEVELOPMENTS AND COMPETITION

Federal Developments

In February 1996, Congress passed the Telecommunications Act of 1996 (the 1996 Act). Among its provisions, the 1996 Act preempts state legislative and regulatory barriers to competition for local telephone service, subject only to competitively neutral requirements to assure quality service consistent with public safety, convenience and consumer welfare. The 1996 Act also includes requirements that incumbent local exchange carriers (ILECs) unbundle network elements, capabilities and functions for purchase by authorized competing companies. The price of these unbundled items is calculated based on the cost of the item and may include a reasonable profit. ILECs are also required to sell their retail services to authorized competing local carriers for resale. The 1996 Act provides that services to be resold are to be provided to the competing companies at the ILECs' retail rates, discounted for avoided costs.

In connection with the requirements of the 1996 Act, on August 8, 1996, the FCC released an order adopting rules governing interconnection and open competition in the local telephone service industry. Among the issues specifically addressed by the FCC order are the network elements that ILECs must make available; pricing guidelines to be followed by states in setting rates for interconnection, unbundled network elements and resold services; and access charges paid by interexchange carriers providing competing local service. The FCC will address access charges and universal service matters in subsequent proceedings, although an interim access charge plan will lower access charges paid by carriers that purchase unbundled network elements from ILECs. The decision also reduces rates paid by wireless carriers for connection to the wireline networks of the ILECs. BellSouth is evaluating the impact that the order released on August 8 will have on its operations. It will not be possible to assess fully its implications until all likely challenges thereto have been resolved and the state regulatory commissions have addressed the related matters within their jurisdictions.

State Developments

In order to comply with the requirements of the 1996 Act, all states in BellSouth Telecommunications' local service area have proceedings and other activities in progress to consider rules and regulations necessary to implement open competition for local service. Among the issues being addressed in these proceedings is the level of discounts required to be offered by the ILECs to competing local carriers.

A number of competing local carriers have been approved or have filed applications to provide local service in many of the areas in which BellSouth Telecommunications provides service. BellSouth has executed 15 interconnection or resale agreements with competing local carriers. BellSouth believes that a number of these agreements address all of the 14 items required for interLATA authority contained in the 1996 Act. BellSouth continues to negotiate with a number of other telecommunications companies and is also involved in arbitration proceedings with certain local exchange competitors with whom BellSouth was unable to reach agreements on all points negotiated.

Price regulation plans have been approved or authorized by the requisite legislative or regulatory bodies in all states in the BellSouth Telecommunications local service area.

Recent significant developments with respect to discounts to be offered to competing local carriers, price regulation and other related issues are discussed below.

Georgia. In second quarter 1996, the Georgia Public Service Commission ordered a wholesale discount level of 20.3% for residential services and 17.3% for business services, both of which were greater than BellSouth's proposals and the Commission Staff's recommendations (but less than proposed by other carriers). The discount levels are to remain in effect for a 12-month period from implementation after which the Commission will conduct a review to determine if modification is necessary. After reconsideration, the Commission also set out a time line starting in the third quarter 1996 for electronic interface implementation with competing local carriers.

On July 11, BellSouth Telecommunications appealed the Commission's order to the Superior Court of Fulton County, Georgia.

North Carolina. In May 1996, the North Carolina Utilities Commission modified a price regulation plan previously submitted by BellSouth Telecommunications. The modified plan became effective June 24, 1996. Under the terms of such plan, prices for residence basic local exchange services are capped for three years, after which any price increases are limited subject to an inflation-based formula. For business basic local exchange, interconnection and certain non-basic services, any increases in current prices are also subject to inflation-based formulas. Prices for toll switched access services are capped at current prices, after giving effect to specified rate reductions ordered in conjunction with approval of the price regulation plan. Such rate reductions, including the toll switched access component and elimination of charges for touch-tone service by the first anniversary of the plan, will total approximately $60 over the next three years.

BUSINESS DEVELOPMENTS

In April 1996, BellSouth Telecommunications received approval from the Florida Public Service Commission to provide competing local service in other carriers' service areas. BellSouth Telecommunications intends to offer local service in the near future to business customers in parts of the Orlando market not previously served by BellSouth Telecommunications.

BellSouth plans to begin offering interLATA wireline service within its nine-state local service territory as soon as possible after completion of FCC and state regulatory proceedings and satisfaction of requirements arising out of these proceedings, expected to be concluded in late 1996 or early 1997; however, it is uncertain when BellSouth will be authorized to initiate such service.

As permitted by the 1996 Act, BellSouth began offering interLATA wireless service to its cellular customers in February. Also, in March, BellSouth began joint marketing of cellular and wireline services in select markets. BellSouth expects to extend joint marketing of such services throughout its service region by the end of 1996.


                PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders


BellSouth's 1995 Annual Meeting of Shareholders was held on April
22, 1996. At the meeting, the following items were submitted to a vote of the shareholders:

Election of Directors:

The following directors were elected with not less than 97.3% of the votes cast to serve terms expiring in 1999:

                            For        Withheld
F. Duane Ackerman       768,767,257   15,987,849
Reuben V. Anderson      763,671,315   21,083,791
John G. Medlin, Jr.     768,658,654   16,096,452
C. Dixon Spangler, Jr.  768,673,956   16,081,150
Ronald A. Terry         768,488,342   16,266,764

Ratification of Coopers & Lybrand L.L.P. as Independent
  Auditors:

         For              Against      Abstain
     772,126,596         6,857,213    5,771,297

Director Proposal Regarding Officer Short Term Incentive Award
  Plan:

                                                    Broker Non-
         For              Against      Abstain         Votes
     679,934,830        85,795,319    19,024,957         0

Shareholder Proposal Regarding Officer Incentives:

                                                    Broker Non-
         For              Against      Abstain         Votes
      98,300,295        590,128,359   25,217,029    71,109,423




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

  10r-8  Amendment dated July 22, 1996 to the BellSouth Personal
          Retirement Account Pension Plan.

  10s-1  Amendment dated May 23, 1996 to the BellSouth Corporation
          Trust Under Executive Benefit Plan(s).

  10t-1  Amendment dated May 23, 1996 to the BellSouth
          Telecommunications, Inc. Trust Under Executive Benefit
          Plan(s).

  10u-1  Amendment dated May 23, 1996 to the BellSouth Corporation
          Trust Under Board of Directors Benefit Plan(s).

  10v-1  Amendment dated May 23, 1996 to the BellSouth
          Telecommunications, Inc. Trust Under Board of Directors
          Benefit Plan(s).

  11        Computation of Earnings Per Common Share.

  12     Computation of Ratio of Earnings to Fixed Charges.

  27        Financial Data Schedule.


(b) Reports on Form 8-K:

      Date of Event          Subject

      July 17, 1996       Second Quarter 1996 Earnings Release
                          SIGNATURE

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


                                              BELLSOUTH CORPORATION

                                         By    /s/  Ronald M. Dykes
                                                    RONALD M. DYKES
                                    Executive Vice President, Chief
                                  Financial Officer and Comptroller
                       (Principal Financial and Accounting Officer)


August 12, 1996
                        EXHIBIT INDEX

  Exhibit
  Number

  10r-8  Amendment dated July 22, 1996 to the BellSouth Personal
          Retirement Account Pension Plan.

  10s-1  Amendment dated May 23, 1996 to the BellSouth Corporation
          Trust Under Executive Benefit Plan(s).

  10t-1  Amendment dated May 23, 1996 to the BellSouth
          Telecommunications, Inc. Trust Under Executive Benefit
          Plan(s).

  10u-1  Amendment dated May 23, 1996 to the BellSouth Corporation
          Trust Under Board of Directors Benefit Plan(s).

  10v-1  Amendment dated May 23, 1996 to the BellSouth
          Telecommunications, Inc. Trust Under Board of Directors
          Benefit Plan(s).

  11        Computation of Earnings Per Common Share.

  12     Computation of Ratio of Earnings to Fixed Charges.

  27        Financial Data Schedule.