Form 10-Q
period 1996-09-30
BELLSOUTH CORP
filed 1996-11-13
CIK 732713

SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D. C.  20549




                          FORM 10-Q
                         (Mark One)

    |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

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

At October 31, 1996, a total of 993,425,212 common shares were outstanding.

                      Table of Contents


Item                                                         Page
                            Part I
 1.  Financial Statements                                      3
         Consolidated Statements of Income                     3
         Consolidated Balance Sheets                           5
         Consolidated Statements of Cash Flows                 6
         Notes to Consolidated Financial Statements            7
         Selected Operating Data                              10

 2.  Management's Discussion and Analysis of Results of
     Operations and Financial Condition                       12
        Results of Operations                                 13
            Volumes of Business                               13
            Operating Revenues                                15
            Operating Expenses                                16
            Other Income Statement Items                      18
        Financial Condition                                   19
        Regulatory Developments and Competition               20
            Federal Developments                              20
            State Developments                                21
        Business Developments                                 22



                           Part II
 6.  Exhibits and Reports on Form 8-K                         23


                PART I - FINANCIAL INFORMATION

                    BELLSOUTH CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)
           (In Millions, Except Per Share Amounts)


                              For the Three Months    For the Nine Months
                               Ended September 30,    Ended September 30,
                                 1996       1995        1996       1995
Operating Revenues:
Network and related services:
Local service                 $  2,061    $ 1,857    $  6,012    $ 5,419
Interstate access                  892        805       2,672      2,406
Intrastate access                  207        230         627        683
Toll                               195        220         600        767
Wireless communications            723        665       2,039      1,888
Directory advertising and
  publishing                       415        366       1,100      1,108
Other services                     336        289         940        850
Total Operating Revenues         4,829      4,432      13,990     13,121

Operating Expenses:
Cost of services and
  products                       1,516      1,542       4,483      4,530
Depreciation and
  amortization                     940        874       2,760      2,568
Selling, general and
 administrative                  1,172        958       3,175      2,774
Total Operating Expenses         3,628      3,374      10,418      9,872

Operating Income                 1,201      1,058       3,572      3,249

Interest Expense                   177        172         531        532
Gain on Sale of Paging
  Business                          --         --         442         --
Other Income, net                   32         53          84         51

Income Before Income Taxes
  and Extraordinary Losses       1,056        939       3,567      2,768
Provision for Income Taxes         425        380       1,337      1,105

Income Before Extraordinary
  Losses                           631        559       2,230      1,663
Extraordinary Loss for
  Discontinuance of SFAS No.
  71, net of tax                    --         --          --     (2,718)
Extraordinary Loss on Early
  Extinguishment of Debt, net
  of tax                            --         --          --        (16)

Net Income (Loss)             $    631    $   559    $  2,230    $(1,071)

                    BELLSOUTH CORPORATION
        CONSOLIDATED STATEMENTS OF INCOME (Continued)
                         (Unaudited)
           (In Millions, Except Per Share Amounts)


                              For the Three Months    For the Nine Months
                               Ended September 30,    Ended September 30,
                                 1996       1995        1996       1995
Weighted Average Common
 Shares Outstanding              994         993        994         993
Dividends Declared Per Common
 Share                        $  .36      $  .36     $ 1.08      $ 1.05
Earnings (Loss) Per Share:
Income Before Extraordinary
  Losses                      $  .63      $  .56     $ 2.24      $ 1.67
Extraordinary Loss for
  Discontinuance of SFAS No.
  71, net of tax                  --          --         --       (2.73)
Extraordinary Loss on Early
  Extinguishment of Debt, net
  of tax                          --          --         --        (.02)
Earnings (Loss) Per Share     $  .63      $  .56     $ 2.24      $(1.08)

The accompanying notes are an integral part of these financial statements.


                    BELLSOUTH CORPORATION
                 CONSOLIDATED BALANCE SHEETS
           (In Millions, Except Per Share Amounts)

                                               September 30,  December 31,
                                                    1996          1995
                                                (Unaudited)
                    ASSETS
Current Assets:
 Cash and cash equivalents                      $   1,338      $   1,711
 Temporary cash investments                            44             71
Accounts receivable, net of allowance for
  uncollectibles of $162 and $171                   3,846          3,772
 Material and supplies                                416            430
 Other current assets                                 404            521
                                                    6,048          6,505

Investments and Advances                            2,563          2,418
Property, Plant and Equipment:
 Property, Plant and Equipment                     49,232         46,869
 Accumulated Depreciation                          27,625         25,777
                                                   21,607         21,092

Intangible Assets, net                              1,321          1,527
Deferred Charges and Other Assets                     529            338

 Total Assets                                   $  32,068      $  31,880

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Debt maturing within one year                  $   2,219      $   2,951
 Accounts payable                                   1,357          1,724
 Other current liabilities                          2,671          2,715
                                                    6,247          7,390

Long-Term Debt                                      7,878          7,924
Deferred Credits and Other Liabilities:
 Accumulated deferred income taxes                  1,728          1,650
 Unamortized investment tax credits                   297            355
 Other liabilities and deferred credits             2,860          2,736
                                                    4,885          4,741
Shareholders' Equity:
 Common stock, $1 par value                         1,009          1,007
 Paid-in capital                                    7,664          7,619
 Retained earnings                                  5,262          4,099
 Shares held in trust                                (409)          (374)
 Guarantee of ESOP debt                              (468)          (526)
                                                   13,058         11,825

Total Liabilities and Shareholders' Equity      $  32,068      $  31,880

The accompanying notes are an integral part of these financial statements.



                    BELLSOUTH CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
           (In Millions, Except Per Share Amounts)
                                                        For the Nine Months
                                                        Ended September 30,
                                                           1996      1995
     Cash Flows from Operating Activities:
    Net income (loss)                                   $  2,230   $(1,071)
      Adjustments to net income (loss):
       Extraordinary loss for discontinuance of SFAS
          No. 71                                              --     4,449
       Extraordinary loss on early extinguishment of
          debt                                                --        26
       Depreciation and amortization                       2,760     2,568
       Gain on sale of paging business                      (442)       --
       Net losses and dividends from unconsolidated
        affiliates                                            174      143
       Provision for losses on bad debts                      180      159
       Deferred income taxes and amortization of
         investment tax credits                                78   (1,683)
       Net change in:
        Accounts receivable and other current assets        (295)     (308)
        Accounts payable and other current liabilities      (472)     (279)
        Deferred charges and other assets                   (193)      (14)
        Deferred credits and other liabilities               178       261
       Other reconciling items, net                          (20)      (45)
          Net cash provided by operating activities        4,178     4,206

     Cash Flows from Investing Activities:
      Capital expenditures                                (3,327)   (2,823)
      Proceeds from sale of paging business                  930        --
      Proceeds from disposition of short-term
       investments                                           254       124
      Purchases of short-term investments                   (228)     (151)
      Investment dispositions and repayments of
       advances                                               16       111
      Investments in and advances to unconsolidated
       affiliates                                           (282)     (401)
      Other investing activities, net                        (35)      (47)
          Net cash used for investing activities          (2,672)   (3,187)

     Cash Flows from Financing Activities:
      Proceeds from short-term borrowings                 18,998    14,394
      Repayments of short-term borrowings                (19,320)  (14,802)
      Proceeds from long-term debt                            67       835
      Repayments of long-term debt                          (535)     (376)
      Dividends paid                                      (1,073)   (1,027)
      Other financing activities, net                        (16)       --
          Net cash used for financing activities          (1,879)     (976)

     Net Increase (Decrease) in Cash and Cash
      Equivalents                                           (373)       43
     Cash and Cash Equivalents at Beginning of Period      1,711       606
     Cash and Cash Equivalents at End of Period         $  1,338  $    649

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

                    BELLSOUTH CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         (Unaudited)
           (In Millions, Except Per Share Amounts)

Note B -- BellSouth Corporation Consolidated Shareholders' Equity

                     Number of
                       Shares                            Amount
                            Shares                             Shares  Guaran-
                           Held in                              Held   tee of
                    Common  Trust/   Common  Paid-in Retained    in     ESOP
                    Stock  Treasury  Stock   Capital Earnings  Trust    Debt
                             (1)                                (1)
Balance at
December 31, 1995    1,007   (13)    $1,007  $7,619   $4,099   $(374)   $(526)

Net Income                                             2,230

Dividends declared                                    (1,074)

Shares issued for:
 Employee benefit
 plans                   1                1      20

 Grantor Trusts          1    (1)         1      34              (35)

Treasury shares
purchased                     (1)               (30)

ESOP activities
and related tax
benefit                                                    7               58

Foreign currency
translation
adjustment          ______ ______    ______      21  ________  ______  _______

Balance at
September 30, 1996   1,009   (15)    $1,009  $7,664   $5,262   $(409)   $(468)

(1) Such shares are not considered to be outstanding for financial reporting purposes. As of September 30, 1996 there were approximately 14 million shares held in trust and 1 million treasury shares held by the company.
                    BELLSOUTH CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         (Unaudited)
           (In Millions, Except Per Share Amounts)

Note C -- Supplemental Cash Flow Information

                                     For the Nine Months
                                     Ended September 30,
                                      1996         1995

Cash Paid For:

   Income taxes                      $1,074       $ 932
   Interest                          $  529       $ 566

Noncash Investing and Financing Activities:

   Shares issued to grantor trusts   $   35       $  38

Note D -- Sale of Paging Subsidiary

     In January 1996, BellSouth sold to MobileMedia Corporation its paging subsidiary, Mobile Communications Corporation of America
(MCCA), and its two-way nationwide narrowband personal communications services license for a total of $930. The pretax gain on such sale was $442.

     For the three- and nine-month periods ended September 30, 1995, MCCA's total operating revenues were $92 and $257, respectively. Total operating expenses for the same periods were $81 and $228, respectively. Total assets at December 31, 1995 were $355.

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

                    BELLSOUTH CORPORATION
                   SELECTED OPERATING DATA
                         (Unaudited)

                                                    Percent Change
                                                  1996 vs.  1995 vs.
                                         1996       1995      1994

Network Access Lines in Service at September 30 (Thousands)(a):
By Type:
  Residence                                15,039    3.4%      3.5%
  Business                                  6,639    8.5       7.7
  Other                                       265    3.5       0.8
       Total Access Lines                  21,943    4.9       4.7

By State:
  Florida                                   5,815    5.5       4.6
  Georgia                                   3,738    6.5       6.0
  Tennessee                                 2,525    4.7       4.4
  North Carolina                            2,192    5.2       5.7
  Louisiana                                 2,170    3.5       3.8
  Alabama                                   1,846    3.8       3.9
  South Carolina                            1,338    4.1       4.0
  Mississippi                               1,190    3.2       3.8
  Kentucky                                  1,129    3.4       3.7
      Total Access Lines                   21,943    4.9       4.7

                                                  Percent Change for
                                                   the Periods Ended
                                                  1996 vs.  1995 vs.
                                         1996       1995      1994

Access Minutes of Use (Millions)(a)(b):
  Interstate:
   Three months ended March 31             16,660   10.1%       7.7%
   Three months ended June 30              16,847    8.0        8.2
   Three months ended September 30         16,966    8.0        8.5
   Nine months ended September 30          50,473    8.7        8.1

  Intrastate:
   Three months ended March 31              5,118   13.0       13.1
   Three months ended June 30               5,235    9.3       14.7
   Three months ended September 30          5,348    9.5       13.8
   Nine months ended September 30          15,701   10.5       13.9

  Total Minutes of Use:
   Three months ended March 31             21,778   10.8        8.9
   Three months ended June 30              22,082    8.3        9.6
   Three months ended September 30         22,314    8.3        9.7
   Nine months ended September 30          66,174    9.1        9.4

Toll Messages (Millions)(a):
   Three months ended March 31                281  (24.1)      (4.3)
   Three months ended June 30                 258  (26.7)     (11.4)
   Three months ended September 30            252  (23.6)     (14.9)
   Nine months ended September 30             791  (24.8)     (10.2)

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

                                                     Percent Change
                                                  1996 vs.   1995 vs.
                                          1996      1995       1994

Cellular Customers Served at September 30(Equity basis)(Thousands)(c):

Domestic Cellular                           3,333   31.0%     31.9%
International Cellular                      1,110  101.8      77.9


(c) Includes customers served based on BellSouth's ownership percentage in all markets served.


                                         For the Nine
                                         Months Ended
                                        September 30,
                                             1996
Ratio of Earnings to Fixed Charges (d)       6.8

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

BellSouth is a holding company headquartered in Atlanta, Georgia whose operating telephone company subsidiary, BellSouth Telecommunications, Inc. (BellSouth Telecommunications), serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides local exchange and toll communications services within geographic areas, called Local Access and Transport Areas (LATAs), and provides network access services to enable interLATA and intraLATA communications using the long-distance facilities of interexchange carriers. Through subsidiaries, other telecommunications services and products are provided primarily within the nine-state BellSouth Telecommunications region. BellSouth Enterprises, Inc. (BellSouth Enterprises), another wholly-owned subsidiary, owns businesses providing primarily wireless and international communications services and advertising and publishing products.

Approximately 71% of BellSouth's Total Operating Revenues for each of the nine-month periods ended September 30, 1996 and 1995 were from wireline services provided by BellSouth Telecommunications. Charges for local, access and toll services for the nine-month period ended September 30, 1996 accounted for approximately 61%, 33% and 6%, respectively, of the wireline revenues discussed above. Revenues from wireless communications services and directory advertising and publishing services accounted for approximately 15% and 8%, respectively, of Total Operating Revenues for the nine months ended September 30, 1996. The remainder of such revenues was derived principally from other nonregulated services provided by BellSouth Telecommunications.

RESULTS OF OPERATIONS

                                 For the Three       For the Nine
                                 Months Ended        Months Ended
                                 September 30,       September 30,
                                1996      1995      1996      1995
Income Before Extraordinary
  Losses                      $   631   $   559   $ 2,230   $ 1,663
Extraordinary Loss for
  Discontinuance of SFAS No.
  71, net of tax                   --        --        --    (2,718)
Extraordinary Loss on Early
  Extinguishment of Debt, net
  of tax                           --        --        --       (16)
   Net Income (Loss)          $   631   $   559   $ 2,230   $(1,071)

Earnings (Loss) Per Share:
Income Before Extraordinary
  Losses                      $  .63    $  .56    $  2.24   $ 1.67
Extraordinary Loss for
  Discontinuance of SFAS No.
  71, net of tax                  --        --         --    (2.73)
Extraordinary Loss on Early
  Extinguishment of Debt, net
  of tax                          --        --         --     (.02)
   Earnings (Loss) Per Share  $  .63    $  .56    $  2.24   $(1.08)

For the three and nine-month periods ended September 30, 1996, Income Before Extraordinary Losses increased by $72 (12.9%) and $567 (34.1%), respectively, and Income Before Extraordinary Losses Per Share increased $.07 (12.5%) and $.57 (34.1%), respectively. The increase for the three-month period resulted primarily from continued strong growth in key business volumes and expense savings primarily attributable to employee reductions under BellSouth Telecommunications' restructuring and work force reduction plans. The increase for the nine-month period resulted primarily from the $344 gain ($.35 per share) on sale of BellSouth's paging business (see Note D to the Consolidated Financial Statements) as well as the growth in key business volumes and expense savings previously noted.

For a description of the second quarter 1995 extraordinary losses, see Note E to the Consolidated Financial Statements.

Volumes of Business

The total number of access lines in service as of September 30, 1996 increased by approximately 1,019,000 (4.9%) since September 30, 1995 to 21,943,000, compared to a 4.7% rate of increase for the same period a year ago. Business and residence access lines increased by 8.5% and 3.4%, respectively, compared to growth rates of 7.7% and 3.5% in 1995. The number of second residence lines, included in total residence lines, increased by 280,000 (23.5%) to 1,474,000 and accounted for approximately 57.4% and 27.5% of the overall increases in residence access lines and total access lines, respectively, since September 30, 1995. Such second residence lines are generally used for home office purposes, access to on-line computer services and children's phones. The growth in all categories of access lines was primarily attributable to continued economic improvement in the Southeast and successful marketing programs.

Access minutes of use represent the volume of traffic carried by interexchange carriers, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 1,715 million (8.3%) and 5,528 million (9.1%) for the three- and nine-month periods ended September 30, 1996, respectively, compared to increases of 9.7% and 9.4% for the same periods last year. The increase in access minutes of use was primarily attributable to access line growth; promotions by the interexchange carriers; and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities.
The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. For the three- and nine-month periods ended September 30, 1996, toll messages decreased by 78 million (23.6%) and 261 million (24.8%), respectively, compared to decreases of 14.9% and 10.2% for the corresponding periods in 1995. The decrease in 1996 was primarily attributable to the expansion of local area calling plans (LACPs) in Florida, Georgia and North Carolina and also to increased competition from interexchange carriers in the intraLATA toll market. While the respective impacts of such factors cannot be precisely quantified, BellSouth estimates that about 70% of the decline in toll messages was attributable to expanded LACPs and about 30% was due to increased competition.

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

Domestic cellular customers (equity-weighted) increased by 789,000 (31.0%) since September 30, 1995 to 3,333,000 due to continuing high demand for wireless services. The overall penetration rate (number of customers as a percentage of the total population in the service territory) increased from 6.4% at September 30, 1995 to 8.2% at September 30, 1996. Total minutes of use have also continued to increase and average minutes of use per cellular customer have remained essentially unchanged from third quarter 1995, with stimulation due to promotions being substantially offset by the continuing trend of increased penetration into lower-usage market segments.

Since September 30, 1995, the number of international cellular customers increased by 560,000 (101.8%) to 1,110,000. Growth in total minutes of use for international cellular properties remained strong due to demand stimulated by competitive programs, enhanced services and underdeveloped land-line service.

Operating Revenues

Total Operating Revenues increased $397 (9.0%) and $869 (6.6%) for the three- and nine-month periods ended September 30, 1996, respectively, when compared to the corresponding 1995 periods. The components of Total Operating Revenues were as follows:

                                 For the Three       For the Nine
                                 Months Ended        Months Ended
                                 September 30,       September 30,
                                1996      1995      1996      1995

Local Service                    $2,061    $1,857   $ 6,012   $ 5,419
Interstate Access                   892       805     2,672     2,406
Intrastate Access                   207       230       627       683
Toll                                195       220       600       767
Wireless Communications             723       665     2,039     1,888
Directory Advertising and
 Publishing                         415       366     1,100     1,108
Other Services                      336       289       940       850

Total Operating Revenues         $4,829    $4,432   $13,990   $13,121

Local Service revenues increased $204 (11.0%) and $593 (10.9%) for the three- and nine-month periods ended September 30, 1996, respectively, as compared to the same 1995 periods. The increases for both periods were due primarily to 4.9% growth in access lines in service since September 30, 1995 and the effect of expanded LACPs. Also contributing were increases of approximately $80 and $170, for the three- and nine-month periods, respectively, due to higher customer demand for Touchstar and Custom Calling services, including those offered under the Complete Choicesm plan.

Interstate Access revenues increased $87 (10.8%) and $266 (11.1%) for the three- and nine-month periods ended September 30, 1996, respectively, as compared to the same prior year periods. The increases for both periods were attributable primarily to growth in minutes of use of 8.0% and 8.7%, respectively, and, for the nine-month period ended September 30, 1996, net rate activity, which increased revenues by $30.

Intrastate Access revenues decreased $23 (10.0%) and $56 (8.2%) for the three- and nine-month periods ended September 30, 1996, respectively, when compared to the corresponding 1995 periods. The decreases were due primarily to rate reductions of $37 and $110, respectively, compared with the same 1995 periods, partially offset by increases attributable to growth in minutes of use of 9.5% and 10.5%, respectively.

Toll revenues decreased $25 (11.4%) and $167 (21.8%) for the three- and nine-month periods ended September 30, 1996 when compared to the same prior year periods. The decreases were primarily attributable to the expansion of LACPs and increased competition, the effect of which reduced toll messages by 23.6% and 24.8% in the three- and nine-month periods, respectively. The decreases were lessened as a result of a retroactive independent company settlement during third quarter 1995 which reduced revenues by $31 in both the three- and nine-month periods.

Wireless Communications revenues include revenues from the consolidated wireless communications businesses (cellular and, for 1995, paging within BellSouth Enterprises) as well as revenues from interconnections by unaffiliated cellular carriers with BellSouth Telecommunications' network. (BellSouth's interests in the net income or loss of the unconsolidated wireless businesses within BellSouth Enterprises, which are accounted for under the equity method of accounting, are recorded in Other Income, net.)

Wireless Communications revenues increased $58 (8.7%) and $151 (8.0%) for the three- and nine-month periods ended September 30, 1996, respectively, when compared to the same periods last year. The increases were primarily attributable to continued growth of the customer base in domestic and international cellular markets, partially offset by the effect of the January 1996 sale of BellSouth's paging business. For the three- and nine-month periods ended September 30, 1995, revenues from paging services were $92 and $257, respectively. Excluding the effects of the sale of the paging business, Wireless Communications revenues increased 26.2% and 25.0% for the three- and nine-month periods, respectively.

Directory Advertising and Publishing revenues increased $49 (13.4%) and decreased $8 (.7%) for the three- and nine-month periods ended September 30, 1996, respectively, when compared to the same prior year periods. The increase for the three-month period was due primarily to changes in the issue dates of certain directories and volume growth which increased revenues in the quarter ended September 30, 1996 by $25 and $24, respectively. The decrease for the nine-month period was due primarily to a $41 reduction resulting from the adoption of issue basis accounting, effective in the third quarter of 1995, for all directory revenues in connection with the discontinuance of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and changes in the issue dates of certain directories which decreased revenues in the nine-month period by $24. The decrease for the nine-month period was partially offset by increased revenues attributable to volume growth of $57.

Other Services revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services, billing and collection services and other nonregulated services (primarily inside wire services) offered by BellSouth Telecommunications. Other Services revenues increased $47 (16.3%) and $90 (10.6%) for the three- and nine-month periods ended September 30, 1996, respectively, when compared to the corresponding 1995 periods. The increases for the three- and nine-month periods were primarily attributable to increased CPE sales, billing and collection services and other non-regulated services offered by BellSouth Telecommunications partially offset by the sale of a subsidiary which performed computer maintenance. The increase for the nine-month period was also due to incremental rate impacts related to potential sharing under certain state regulatory plans.

Operating Expenses

Total Operating Expenses increased $254 (7.5%) and $546 (5.5%) for the three- and nine-month periods ended September 30, 1996 compared to the same periods in 1995. The components of Total Operating
Expenses were as follows:

                                 For the Three       For the Nine
                                 Months Ended        Months Ended
                                 September 30,       September 30,
                                1996      1995      1996      1995

Depreciation and Amortization $   940   $   874   $ 2,760   $ 2,568

Other Operating Expenses:
  Cost of Services and
   Products                     1,516     1,542     4,483     4,530
  Selling, General and
   Administrative               1,172       958     3,175     2,774
                                2,688     2,500     7,658     7,304
    Total Operating Expenses  $ 3,628   $ 3,374   $10,418   $ 9,872

Depreciation and Amortization increased $66 (7.6%) and $192 (7.5%) for the three- and nine-month periods ended September 30, 1996, respectively, compared to the same periods in 1995. The increases were due primarily to higher levels of property, plant and equipment since September 30, 1995, and, in the case of the nine-month period, shorter depreciable lives subsequent to the discontinuance of SFAS No. 71. The higher levels of property, plant and equipment resulted from continued growth in the customer base for wireless and wireline services and continued modernization of the networks.

Other Operating Expenses are comprised of Cost of Services and Products and Selling, General and Administrative. Cost of Services and Products includes employee and employee-related expenses associated with network repair and maintenance, material and supplies expense, cost of tangible goods sold and other expenses associated with providing services. Selling, General and Administrative includes expenses related to sales activities such as salaries, commissions, benefits, travel, marketing and advertising expenses and administrative expenses. Other Operating Expenses increased $188 (7.5%) and $354 (4.8%) for the three- and nine-month periods ended September 30, 1996, respectively, when compared to the corresponding 1995 periods. The increases are primarily related to growth in the wireless and wireline businesses.

Expenses related to the cellular business increased $93 and $248 for the three- and nine-month periods, respectively, as a result of sustained growth in the cellular customer base, reflecting additional marketing and operational costs associated with higher levels of sales and expanded operations. In addition, other operating expenses increased $25 and $35 in the three- and nine-month periods as a result of expenses incurred in connection with the initiation of personal communications service during 1996.

At BellSouth Telecommunications, Other Operating Expenses increased $96 and $188, for the three- and nine-month periods ended September 30, 1996, respectively, due principally to higher business volumes and costs related to initiatives to compete effectively, including new service offerings and intensified marketing and advertising. The increases for the periods were partially offset by decreases of approximately $5 and $97, for the three- and nine-month periods ended September 30, 1996, respectively, for employee-related costs in the core wireline business, including expenses for employee benefits. The decreases in such labor costs reflect net employee reductions in BellSouth Telecommunications' telephone operations of approximately 6,200 since September 30, 1995 primarily attributable to previously-disclosed restructuring and work force reduction plans, partially offset by annual compensation increases for management and represented employees. The increases in other operating expenses at BellSouth Telecommunications were also partially offset by the sale of a subsidiary which performed computer maintenance.

The increases for the periods were partially offset by the effect of the January 1996 sale of BellSouth's paging business. For the three- and nine-month periods ended September 30, 1995, Other Operating Expenses for the paging business were $70 and $194, respectively. Excluding the effects of the sale of the paging business, Other Operating Expenses increased 10.6% and 7.7%, respectively.

Other Income Statement Items

The other income statement components were as follows:

                                 For the Three       For the Nine
                                 Months Ended        Months Ended
                                 September 30,       September 30,
                                1996      1995      1996       1995
Interest Expense                $177       $172     $531        $532
Gain on Sale of Paging
  Business                        --         --      442          --
Other Income, net                 32         53       84          51
Provision for Income Taxes       425        380    1,337       1,105


Interest Expense increased $5 (2.9%) and decreased $1 (.2%) for the three- and nine-month periods ended September 30, 1996, respectively, compared to the same periods last year. The increase for the three-month period was primarily attributable to higher average debt balances, partially offset by lower average interest rates on borrowings due in part to refinancings during 1995.

Gain on Sale of Paging Business represents the pre-tax gain on the sale of BellSouth's paging business in January 1996.

Other Income, net decreased $21 and increased $33 for the three- and nine-month periods ended September 30, 1996, respectively, compared to the corresponding periods in 1995. The decrease in the three-month period was primarily attributable to increased equity in losses of unconsolidated affiliates and the effect of non-strategic business activities partially offset by higher interest income due to the investment of cash proceeds from the sale of the paging business. The increase for the nine-month period was primarily attributable to higher interest income, partially offset by increased equity in losses of unconsolidated affiliates.

The amounts of equity in losses of unconsolidated affiliates were ($7) and ($65), respectively, for the three- and nine-month periods ending September 30, 1996 compared to $0 and ($46) for the same periods in 1995. The increased equity in losses of unconsolidated affiliates in the nine-month period was attributable to certain international businesses, principally operations in Germany and Denmark, partially offset by improved results from unconsolidated domestic cellular operations.

Provision for Income Taxes increased $45 (11.8%) and $232 (21.0%) for the three- and nine-month periods ended September 30, 1996, respectively, over the comparable 1995 periods. For the three- and nine-month periods ended September 30, 1996, BellSouth's effective tax rates were 40.2% and 37.5%, respectively, compared to 40.5% and 39.9%, respectively, for the same periods last year. The lower effective tax rate for the nine-month period in 1996 was due primarily to a higher tax than book basis for the paging business, which resulted in a lower gain on sale for computing tax expense.

FINANCIAL CONDITION

BellSouth uses the net cash generated from its operations and external financing to fund capital expenditures, pay dividends and invest in and operate its existing operations and new businesses. While current liabilities exceeded current assets at both September 30, 1996 and December 31, 1995, BellSouth's sources of funds -- primarily from operations and, to the extent necessary, from readily available external financing arrangements -- are sufficient to meet all current obligations on a timely basis. In addition, BellSouth believes such sources of funds will be sufficient to meet the needs of its business for the foreseeable future.

                                            For the Nine Months
                                            Ended September 30,
                                             1996         1995
Net Cash Provided by Operating Activities   $4,178       $4,206

Operating Activities. Net cash provided by operating activities decreased $28 (0.7%) in the first nine months of 1996 compared with the same period in 1995. The decrease was primarily due to liability reductions and payment of a deposit related to a FCC license auction partially offset by increases in operating income.

                                            For the Nine Months
                                            Ended September 30,
                                             1996         1995
Net Cash Used for Investing Activities      $(2,672)     $(3,187)

Investing Activities. BellSouth's primary use of capital resources continues to be for capital expenditures to support development of the wireline and wireless networks. Net cash used for investing activities decreased $515 (16.2%) in the first nine months of 1996 compared to the corresponding 1995 period. The decrease was primarily due to $930 in cash received from the sale of the paging business, partially offset by higher capital expenditures of $504 related to network development.

Internal sources provided substantially all cash required for capital expenditures in the first nine months of 1996. For the remainder of 1996, BellSouth expects to continue to finance capital expenditures primarily through internally generated funds, and, to the extent necessary, from external sources.

                                            For the Nine Months
                                            Ended September 30,
                                             1996         1995
Net Cash Used for Financing Activities      $(1,879)     $(976)

Financing Activities. Net cash used for financing activities increased $903 (92.5%) in the first nine months of 1996 compared to the same period last year. The increase reflects repayments of $266 in commercial paper and $485 in debentures as well as reductions in the level of new long-term borrowings in 1996.

BellSouth's debt to total capitalization ratio decreased to 43.5% at September 30, 1996 from 46.7% at December 31, 1995. The decrease was primarily caused by the repayment of commercial paper described above and the increase in Shareholders' Equity due to earnings during 1996.

BellSouth's Board of Directors has authorized the repurchase of an unspecified number of shares of BellSouth Common Stock on the open market or through privately negotiated purchases. As of September 30, 1996, approximately 798,000 shares had been repurchased for an aggregate of $30; 133,000 of such shares had been reissued for an aggregate of $5 under stock option and benefit plans. BellSouth intends to use the remaining shares and any additional purchases for general corporate purposes.

In November 1996, BellSouth committed to issue $300 of 6.04% debentures due November 15, 2026. The proceeds of such issuance will be used to retire commercial paper. The issuance of the debentures is scheduled for November 14, 1996. After giving effect to this transaction, shelf registration statements were on file with the Securities and Exchange Commission under which $1,927 of debt securities could be publicly offered.

REGULATORY DEVELOPMENTS AND COMPETITION

Federal Developments

In February 1996, Congress passed the Telecommunications Act of 1996 (the 1996 Act). Among its provisions, the 1996 Act removes state legislative and regulatory barriers to competition for local telephone service, subject only to competitively neutral requirements to preserve and advance universal service, protect the public safety and welfare, maintain the quality of telecommunnications services and safeguard the rights of customers. The 1996 Act also includes requirements that incumbent local exchange carriers (ILECs) negotiate agreements for the interconnection and access to network elements on an unbundled basis, with competing companies. If a negotiated agreement cannot be reached, either party may seek arbitration with the state regulatory authority. The arbitrator must set rates for access to network elements on an unbundled basis, based on cost, and may include a reasonable profit. ILECs are also required to negotiate agreements for providing their retail services at wholesale rates for the purposes of resale by competing companies. If agreement cannot be reached, the arbitrator shall set the wholesale rates at the ILEC's retail rates less costs to be avoided.

In connection with the requirements of the 1996 Act, on August 8, 1996, the FCC released an order adopting rules governing interconnection and open competition in the local telephone service industry (the Order). Among the issues specifically addressed by the Order are the network elements that ILECs must make available; pricing standards to be followed by states in setting rates for interconnection, access to network elements on an unbundled basis and resold services. The FCC will address access charges and universal service matters in subsequent proceedings, although an interim access charge plan will lower access charges paid by carriers that purchase unbundled network elements from ILECs. The decision also reduces rates paid by wireless carriers for connection to the wireline networks of the ILECs.

BellSouth and several other ILECs joined in an appeal of the Order to the United States Court of Appeals for the Eighth Circuit (the Court). Upon request of several state commissions and ILECs, the Court stayed the Order in part, pending appeal. Such stay relates to pricing prescriptions and certain other terms contained within the Order. The Court has scheduled oral arguments for January 17, 1997.

BellSouth is evaluating the impact that the Order may have on its operations. It will not be possible to assess fully its implications until all challenges thereto have been resolved and the state regulatory commissions have addressed the related matters within their jurisdictions.


State Developments

In order to comply with the requirements of the 1996 Act, all states in BellSouth Telecommunications' local service area have proceedings and other activities in progress necessary to implement open competition for local service. Among the issues being addressed in these proceedings are the level of wholesale discounts required to be offered by the ILECs to carriers providing competing local service and the price of access to network elements on an unbundled basis.

A number of carriers have been approved or have filed applications to provide local service in many of the areas in which BellSouth Telecommunications provides service. BellSouth has executed 27 interconnection or resale agreements with such carriers. BellSouth believes that a number of these agreements address all of the 14 checklist items required for interLATA authority contained in the 1996 Act. BellSouth continues to negotiate with a number of other telecommunications companies and is also involved in arbitration proceedings with carriers (including AT&T, MCI and Sprint) with whom BellSouth has been unable to reach agreements on pricing and other provisions.

Price regulation plans have been approved or authorized by the requisite legislative or regulatory bodies in all states in the BellSouth Telecommunications local service area. Recent significant developments with respect to discounts to be offered to carriers providing competing local service and other related issues are discussed below.

Georgia. In second quarter 1996, the Georgia Public Service Commission ordered a wholesale discount rate to local service resellers of 20.3% for residential services and 17.3% for business services. The discount levels are to remain in effect for a twelve-month period from implementation after which the Commission will conduct a review to determine if any modifications are necessary. BellSouth Telecommunications appealed these discounts to the Superior Court of Fulton County, Georgia which affirmed the Order on October 8, 1996. The Commission also set out a time line starting in the third quarter of 1996 for electronic interface implementation with carriers providing competing local service.

Kentucky. In September 1996, the Kentucky Public Service Commission issued an order concerning local competition and universal service funds. The order set an interim, single discount rate of 19.2%. The order also provided that Commission-approved negotiated agreements for interconnection shall be the primary means for implementing local competition. The universal service fund rules established by the Commission are preliminary and interim until the FCC issues its order on this matter.

Louisiana. In October 1996, the Louisiana Public Service Commission approved the Administrative Law Judge's recommendation that the wholesale discount based on BellSouth Telecommunications' avoided cost should be 20.72%, subject to adjustment pending further hearings on resale.

South Carolina. As previously disclosed, in December 1994, the South Carolina Public Service Commission issued an order which, in addition to a prospective rate reduction of $26 million, required a refund of approximately $29 million, plus interest, based on the 1992 adjusted earnings of BellSouth Telecommunications. The prospective rate reduction was implemented, but the refund was stayed pending judicial review of the decision. On October 23, 1996, the South Carolina Court of Common Pleas entered its order affirming the Commission's order of the refund but reversing the rate of interest applied by the Commission. BellSouth Telecommunications intends to appeal the order to the South Carolina Supreme Court. The Commission has previously postponed review of BellSouth Telecommunications' earnings in 1993 and 1994 until a resolution of the 1992 period is reached. While complete assurance cannot be given as to the outcome of these matters, BellSouth believes that any financial impact would not be material to its financial position, annual operating results or cash flows.

BUSINESS DEVELOPMENTS

In April 1996, BellSouth Telecommunications received approval from the Florida Public Service Commission to provide competing local service in other carriers' service areas. BellSouth Telecommunications intends to offer local service in the near future to business customers in parts of the Orlando market not previously served by BellSouth Telecommunications.

BellSouth plans to begin offering interLATA wireline service within its nine-state local service territory as soon as possible after completion of FCC, appellate court and state regulatory proceedings and satisfaction of requirements arising out of these proceedings. As a result of the appellate proceedings described in "Federal Developments," it is uncertain when BellSouth will be authorized to initiate such service.

As permitted by the 1996 Act, BellSouth began offering interLATA wireless service to its cellular customers in February. Also, in March, BellSouth began joint marketing of wireless and wireline services in select markets.


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

  10r    BellSouth Personal Retirement Account Pension Plan, as
          amended and restated effective July 1, 1996.

  10x    BellSouth Retirement Savings Plan as amended and restated
          effective July 1, 1996.

  10y    BellSouth Corporation Officer Short Term Incentive Award
          Plan.

  10z    BellSouth Corporation Non-Employee Directors' Stock Plan.

  10aa   Form of Executive Officer Successor and Retirement
          Agreement

  11        Computation of Earnings Per Common Share.

  12     Computation of Ratio of Earnings to Fixed Charges.

  27        Financial Data Schedule.


(b) Reports on Form 8-K:

      Date of Event          Subject

      October 17, 1996       Third Quarter 1996 Earnings Release
                              and 1997 Financial Projection

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


                                              BELLSOUTH CORPORATION

                                         By    /s/  Ronald M. Dykes
                                                    RONALD M. DYKES
                                    Executive Vice President, Chief
                                  Financial Officer and Comptroller
                       (Principal Financial and Accounting Officer)


November 12, 1996

                        EXHIBIT INDEX

  Exhibit
  Number

  10r    BellSouth Personal Retirement Account Pension Plan, as
          amended and restated effective July 1, 1996.

  10x    BellSouth Retirement Savings Plan as amended and restated
          effective July 1, 1996.

  10y    BellSouth Corporation Officer Short Term Incentive Award
          Plan.

  10z    BellSouth Corporation Non-Employee Directors' Stock Plan.

  10aa   Form of Executive Officer Successor and Retirement
          Agreement

  11        Computation of Earnings Per Common Share.

  12     Computation of Ratio of Earnings to Fixed Charges.

  27        Financial Data Schedule.