Form 10-K
period 1996-12-31
BELLSOUTH CORP
filed 1997-02-27
CIK 732713

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

 (Mark One)
     /X/                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                         OR
     / /               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

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

    At February 1, 1997, 991,205,642 shares of Common Stock and Preferred Stock Purchase Rights were outstanding.

    At February 1, 1997, the aggregate market value of the voting stock held by non-affiliates was $43,984,750,364.

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

    Portions of the registrant's definitive proxy statement dated March 11, 1997, issued in connection with the 1997 annual meeting of shareholders (Part
III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  ITEM                                                                                                            PAGE
---------                                                                                                       ---------
                                                         PART I

       1.  Business...........................................................................................          1
           General............................................................................................          1
           Business Operations................................................................................          1
           Telephone Company Operations.......................................................................          2
           Other Telecommunications Business Operations.......................................................          8
           Competition........................................................................................         11
           Research and Development...........................................................................         15
           Licenses and Franchises............................................................................         16
           Employees..........................................................................................         16
       2.  Properties.........................................................................................         17
           General............................................................................................         17
           Capital Expenditures...............................................................................         17
           Environmental Matters..............................................................................         18
       3.  Legal Proceedings..................................................................................         18
       4.  Submission of Matters to a Vote of Shareholders....................................................         19
Additional Information -- Description of BellSouth Stock......................................................         19
Executive Officers............................................................................................         22

                                                         PART II

       5.  Market for Registrant's Common Equity and Related Stockholder Matters..............................         23
       6.  Selected Financial and Operating Data..............................................................         24
       7.  Management's Discussion and Analysis of Results of Operations and Financial Condition..............         25
           Results of Operations..............................................................................         25
           Volumes of Business................................................................................         27
           Operating Revenues.................................................................................         28
           Operating Expenses.................................................................................         31
           Other Income Statement Items.......................................................................         33
           Extraordinary Losses...............................................................................         33
           Financial Condition................................................................................         34
           Operating Environment and Trends of the Business...................................................         36
       8.  Consolidated Financial Statements and Supplementary Data...........................................         39
           Report of Management...............................................................................         39
           Audit Committee Chairman's Letter..................................................................         40
           Report of Independent Accountants..................................................................         40
           Consolidated Statements of Income..................................................................         41
           Consolidated Balance Sheets........................................................................         42
           Consolidated Statements of Shareholders' Equity....................................................         43
           Consolidated Statements of Cash Flows..............................................................         44
           Notes to Consolidated Financial Statements.........................................................         45
           Supplementary Data -- Domestic Cellular Proportionate Operating Data...............................         64
       9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............         65

  ITEM                                                                                                            PAGE
---------                                                                                                       ---------
                                                        PART III

     *10.  Directors and Executive Officers of the Registrant.................................................         65
     *11.  Executive Compensation.............................................................................         65
     *12.  Security Ownership of Certain Beneficial Owners and Management.....................................         65
     *13.  Certain Relationships and Related Transactions.....................................................         65

                                                         PART IV

      14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................         65

Signatures....................................................................................................         68
Consent of Independent Accountants............................................................................         69

------------------------

*Included in BellSouth Corporation's definitive proxy statement dated March 11, 1996 and incorporated herein by reference.

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

    BellSouth Corporation (BellSouth) is a holding company providing telecommunications services, systems and products primarily through two wholly-owned subsidiaries, BellSouth Telecommunications, Inc. (BellSouth Telecommunications) and BellSouth Enterprises, Inc. (BellSouth Enterprises). BellSouth Telecommunications provides predominantly tariffed wireline telecommunications services to approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth's other businesses (predominantly wireless and international communications services and advertising and publishing products) are conducted primarily through subsidiaries of BellSouth Enterprises. BellSouth has its principal executive offices at 1155 Peachtree Street, N.E., Atlanta, Georgia 30309-3610 (telephone number 404-249-2000).

    BellSouth was incorporated in 1983 under the laws of the State of Georgia. On December 31, 1983, pursuant to a consent decree approved by the United States District Court for the District of Columbia (the D. C. District Court) entitled "Modification of Final Judgment" (the MFJ) settling antitrust litigation brought by the United States Department of Justice (the Justice Department) in 1974 and the related Plan of Reorganization, American Telephone and Telegraph Company, now AT&T Corp. (AT&T), formed seven holding companies including BellSouth (the Holding Companies), and transferred to them one or more of the operating telephone companies (the Operating Telephone Companies) that were formerly part of the Bell System. As a result, AT&T transferred to BellSouth its 100% ownership of South Central Bell Telephone Company (South Central Bell) and Southern Bell Telephone and Telegraph Company (Southern Bell). On January 1, 1984, ownership of the Holding Companies was transferred by AT&T to its shareholders. As a result, BellSouth became a publicly traded company. BellSouth Telecommunications is the surviving corporation from the merger of South Central Bell and Southern Bell, effective at midnight December 31, 1991.

    Under the MFJ, the Operating Telephone Companies could provide local exchange, exchange access, information access and toll telecommunications services within their assigned geographical territories, termed "Local Access and Transport Areas" (LATAs). Although prohibited from providing service between LATAs, the Operating Telephone Companies provided exchange access services that linked a subscriber's telephone or other equipment in one of their LATAs to the transmission facilities of carriers (the Interexchange Carriers), which provided toll telecommunications services between different LATAs.

    In February 1996, the President signed into law the Telecommunications Act of 1996 (the 1996 Act). This legislation provides for the development of competitive local telecommunications markets; terminates on a prospective basis the MFJ, enabling the provision by the Operating Telephone Companies of
interLATA   telecommunications  and   other  services;  and   repeals  the  laws
prohibiting the Operating Telephone Companies and their affiliates from providing video services within their service areas. The ability of the Operating Telephone Companies to enter businesses previously proscribed to them by the MFJ is, however, generally subject to numerous criteria and the development of and compliance with newly mandated federal regulations.

                              BUSINESS OPERATIONS

    Approximately 70%, 70% and 72% of BellSouth's operating revenues for the years ended December 31, 1996, 1995 and 1994, respectively, were from wireline telecommunications services provided by BellSouth Telecommunications. The remainder was principally derived from wireless operations, directory advertising and publishing, billing and collection and other nonregulated services. Revenues from services provided to AT&T, BellSouth's largest customer, comprised approximately 9%, 10% and 11% of 1996, 1995 and 1994 operating revenues, respectively.

                          TELEPHONE COMPANY OPERATIONS

    BellSouth Telecommunications provides, predominantly, local exchange, exchange access and intraLATA toll services within each of the 38 LATAs in its combined nine-state wireline operating area. BellSouth Telecommunications provided approximately 22,135,000 customer access lines at December 31, 1996, an overall increase of 4.7% since December 31, 1995. The increase was primarily attributable to continued economic growth in BellSouth Telecommunications' nine-state service region. Growth in second residential lines accounted for approximately 28% of the overall increase in total access lines since December 31, 1995. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Volumes of Business.")

    At December 31, 1996, approximately 74% of access lines were in 44 metropolitan areas, each having a population of 125,000 or more. Many localities and some sizable areas in the states in which BellSouth Telecommunications operates are served primarily by non-affiliated telephone companies, which had approximately 29% of the network access lines in such states on December 31, 1996. BellSouth Telecommunications does not furnish, on a significant scale, local exchange, access or toll services in the areas served by such companies.

LOCAL AND INTRALATA TOLL SERVICES

    Charges for local services for each of the years ended December 31, 1996, 1995 and 1994 accounted for approximately 42%, 41% and 41% of BellSouth's operating revenues, respectively. Local services operations provide lines from telephone exchange offices to subscribers' premises for the origination and termination of telecommunications, including the following: basic local telephone service provided through the regular switched network; dedicated private line facilities for voice and special services, such as transport of data, radio and video, and foreign exchange services; switching services for customers' internal communications through facilities owned by BellSouth Telecommunications; services for data transport that include managing and configuring special service networks; and dedicated low or high capacity public or private digital networks. Other local services revenue is derived from intercept and directory assistance, public telephones and various optional central office features, such as Caller ID service, Call Waiting, Call Return and 3-Way Calling. As other telecommunications companies are authorized by regulatory agencies to compete in the provision of local service, BellSouth Telecommunications will increasingly sell to such carriers unbundled local service elements and discounted wholesale local service for resale.

    BellSouth Telecommunications offers certain enhanced services, such as MemoryCallSM voice messaging service, through its network. These services differ from basic services in that they employ computer processing applications to alter the subscriber's transmitted information; provide the subscriber additional, different or restructured information; or involve subscriber interaction with stored information. The terms of many of these service offerings are not regulated under the rules of the Federal Communications Commission (FCC), but the FCC prescribes the method by which such services may be provided (for example, through structurally separated subsidiaries or arrangements providing access to competitive providers). During 1996, total revenue from enhanced and other optional services was approximately $1 billion.

    BellSouth Telecommunications provides intraLATA toll services within (but not between) its 38 LATAs. Such toll services provided approximately 4%, 6% and 7% of BellSouth's operating revenues for the years ended December 31, 1996, 1995 and 1994, respectively. These services include the following: intraLATA service beyond the local calling area; Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand; and special services, such as transport of data, radio and video. In recent years, these toll revenues have decreased as local calling areas have been expanded and as competition for toll customers has intensified. This trend is expected to continue.

REGULATION OF LOCAL AND TOLL SERVICES

    BellSouth Telecommunications  is subject  to  regulation of  its  intrastate services by state authorities in each state where it provides intrastate telecommunications services; such regulation covers rates, services, competition and other issues. Traditionally, BellSouth Telecommunications' rates were set in each state in its service area at levels which were anticipated to generate revenues sufficient to cover its allowed expenses and to provide an opportunity to earn a fair rate of return on its capital investment. Such a regulatory structure was satisfactory in a less competitive era; however, as discussed below, the regulatory processes have changed in response to the increasingly competitive telecommunications environment.

    RATE REGULATION

    Under one form of alternative regulation, generally known as incentive regulation, economic incentives are provided to lower costs and increase productivity through the potential availability of "shared" earnings over a benchmark rate of return. Generally, when levels above targeted returns were reached, earnings were "shared" by providing refunds or price reductions to customers.

    Another alternative form of regulation, generally known as price regulation, establishes maximum prices that can be charged for certain telecommunications services. While such a plan limits the amount of increases in prices for specified services, it enhances the company's ability to adjust prices and service options to more effectively respond to changing market conditions and competition and provides an opportunity to more fully benefit from productivity enhancements. For these reasons, BellSouth Telecommunications has focused its regulatory and legislative efforts on establishing price regulation. Such plans have been approved or authorized by the requisite legislative or regulatory bodies in all nine states in BellSouth Telecommunications' wireline operating area. These plans are operational in all states except Tennessee, where judicial appeals are pending.

    The following section contains a brief description of certain regulatory proceedings in BellSouth Telecommunications' nine-state wireline territory.

ALABAMA

    From December 1988 to September 1995, an incentive regulation plan was in effect in Alabama. In response to a law enacted in 1995 permitting the Alabama Public Service Commission to authorize alternative methods of regulation that are not based on rate of return for local exchange carriers, the Alabama Commission approved a price regulation plan, effective September 1995. Under this plan, prices for basic services, including local exchange services for residence and business customers, are capped for five years, after which prices may be changed in accordance with an inflation-based formula; prices for non-basic services are capped for one year, after which aggregate price increases are limited to 10% annually; and intrastate switched access charges are reduced below interstate switched access rates. Additional terms of the price regulation plan require annual price reductions aggregating $57 million through 1999, excluding intrastate switched access reductions. Reductions related to intrastate switched access are estimated to be $25 million through 1999.

FLORIDA

    From 1988  through 1992,  an  incentive regulation  plan  was in  effect  in
Florida. In 1994, the Florida Public Service Commission extended the plan through 1997, with required price reductions aggregating approximately $300 million over a three-year period.

    In 1995, a law was enacted which allowed qualified service providers to elect price regulation. Under price regulation, prices for basic services (which include flat-rate residential and single-line business local exchange services) are capped for five years, after which prices may be changed in accordance with an inflation-based formula. Prices for certain non-basic services, including multi-line business service, are capped for three years at the rates in effect in July 1995; prices for other non-basic services may be adjusted annually subject to defined limitations. The price regulation provisions also provide that intrastate switched access prices will decrease by 5% annually until such rates are at parity with 1994 interstate switched access rates. In November 1995, BellSouth Telecommunications filed with the Florida Commission an election for price regulation, which became effective in January 1996. Although BellSouth Telecommunications is currently operating under price regulation, it must comply with the sharing provisions of the incentive plan described above through 1997.

GEORGIA

    From 1990 to August 1995, BellSouth Telecommunications operated under an incentive regulation plan in Georgia. In April 1995, a law was enacted which, effective in July 1995, allowed BellSouth Telecommunications to elect the price regulation plan as described in the legislation. In July 1995, BellSouth Telecommunications filed an election with the Georgia Public Service Commission; such election became effective in August 1995. Basic residence and single-line business rates are capped for five years, after which prices may be changed in accordance with an inflation-based formula. Rates for intrastate switched access services may be no higher than the rates charged for interstate switched access services.

KENTUCKY

    From 1988 to July 1995, an incentive regulation plan was in effect in Kentucky. In July 1995, the Kentucky Public Service Commission approved a price regulation plan. Under the plan, basic residential rates are capped for three years, after which prices may be changed in accordance with an inflation-based formula. Intrastate switched access rates are limited to rates in effect for interstate switched access. Prices for services deemed competitive under the plan can be set by BellSouth Telecommunications in response to market conditions.

    In September 1996, the Kentucky Commission issued an order concerning local competition and universal service funds. The order provided that Commission-approved negotiated agreements for interconnection shall be the primary means for implementing local competition. The universal service fund rules established by the Commission are preliminary and interim until the FCC issues its order on this matter.

LOUISIANA

    From February 1992 to April 1996, an incentive regulation plan was in effect in Louisiana. Effective April 1996, the Louisiana Public Service Commission approved a price regulation plan that will remain in effect for a six-year term, subject to review. Under the provisions of the price regulation plan, prices for basic services, which include the provision of local exchange services, are capped for five years, after which prices may be changed in accordance with an inflation-based formula. After five years, no individual basic service price can be increased by more than 10% in any twelve-month period. Prices for interconnection services are capped for three years, after which no individual service can be increased more than 10% in any twelve-month period. For non-basic services, price increases may not exceed 20% in any twelve-month period.

    In connection with the approval of price regulation, the Louisiana Commission concluded its review of BellSouth Telecommunications' earnings by requiring an aggregate $70 million price reduction, to be apportioned over a three-year period beginning April 1, 1996.

MISSISSIPPI

    From June 1990 to January 1996, an incentive regulation plan was in effect in Mississippi. In November 1995, the Mississippi Public Service Commission approved a six-year price regulation plan, effective in January 1996. Reviews of this plan will be conducted by the Mississippi Commission after three and five years. Under the provisions of the plan, prices for basic services, which include the provision of basic local telephone service, are capped for three years, after which the basic service category rates will be reduced annually to effect an annual reduction in revenues of 1% or $3.75 million, whichever is greater, for the last three years of the plan. In addition, intrastate switched access prices are capped at the same level as interstate prices over the life of the plan.

NORTH CAROLINA

    Prior to June 1996, traditional rate of return regulation was in effect in North Carolina. In April 1995, a law was enacted that allowed price regulation, and pursuant to approval by the North Carolina Utilities Commission, a price regulation plan became effective in June 1996. Under the terms of the plan, prices for residence basic local exchange services are capped for three years, after which time any price increases are limited by an inflation-based formula. For business basic local exchange, interconnection and certain non-basic services, any increases in current prices are also subject to inflation-based formulae. Prices for toll switched access services are capped at current prices, after giving effect to specified price reductions ordered in conjunction with approval of the price regulation plan.

SOUTH CAROLINA

    Prior to 1996, BellSouth Telecommunications' rates were regulated on a traditional rate of return basis. In December 1994, the South Carolina Public Service Commission issued an order requiring that prices be reduced prospectively by approximately $26 million on an annual basis and with no change in the previously authorized return on equity of 13%. Based upon an investigation by the South Carolina Commission of BellSouth Telecommunications' 1992 earnings, refunds of approximately $29 million, plus interest, were ordered. The prospective rate reduction was implemented, but the refund was stayed pending judicial review of the decision. In October 1996, the South Carolina Court of Common Pleas entered an order affirming the South Carolina Commission's order of the refund. BellSouth Telecommunications intends to pursue an appeal of this decision. The South Carolina Commission has postponed review of BellSouth Telecommunications' earnings in 1993 and 1994 until a resolution of the 1992 period is reached. While complete assurance cannot be given as to the outcome of these matters, BellSouth believes that any financial impact would not be material to its financial position or annual operating results or cash flows.

    In January 1996, the South Carolina Commission approved a price regulation plan which includes provisions that basic local exchange residence and business service rates will not increase for five years, after which prices may be changed in accordance with an inflation-based formula. Intrastate switched access rates will be capped for three years after which prices may be changed in accordance with an inflation-based formula. The rates for non-basic services will be set by BellSouth Telecommunications, subject only to the limitation that the price for any individual service may not be increased more than 20% in a twelve-month period.

TENNESSEE

    An incentive regulation plan, which had been in effect since August 1990, ended in 1995. In June 1995, a law was enacted which allowed qualified service providers to elect price regulation. BellSouth Telecommunications elected price regulation under which the prices for basic services are to be capped for four years, after which prices may be changed in accordance with an inflation-based formula. Prices for services other than basic services are to be adjusted based on an inflation-based formula.

    In order to implement the price regulation election, the Tennessee Public Service Commission required BellSouth Telecommunications to reduce prices by approximately $56 million on an annual basis. BellSouth Telecommunications has appealed to the Tennessee Court of Appeals. This Court has stayed implementation of both the rate reduction and price regulation plan pending further consideration of the issues.

    LOCAL SERVICE COMPETITION

    The 1996 Act requires the elimination of state legislative and regulatory barriers to competition for local telephone service, subject only to competitively neutral requirements to preserve and advance universal service, protect the public safety and welfare, maintain the quality of telecommunications services and safeguard the rights of customers. The 1996 Act also includes requirements that incumbent local exchange carriers (ILECs) negotiate with other carriers for interconnection, use of network elements on an unbundled basis and resale of local services. If a negotiated agreement cannot be reached, either party may seek arbitration with the state regulatory authority or the FCC if the state fails to act. If rates are disputed, the arbitrator must set rates for access to network elements on an unbundled basis, based on cost, which may include a reasonable profit. ILECs are also required to negotiate to provide their retail services at wholesale rates for the purposes of resale by competing carriers. If agreement cannot be reached, the arbitrator shall set the wholesale rates at the ILEC's retail rates less costs to be avoided. BellSouth Telecommunications has executed over 40 interconnection or resale agreements with such carriers and is currently involved in arbitration proceedings with a number of other carriers, including AT&T, MCI Communications Corporation (MCI) and Sprint Corporation (Sprint).

    In connection with the requirements of the 1996 Act, in August 1996, the FCC released an order adopting rules governing interconnection and open competition in the local telephone service industry (the Order). Among the issues specifically addressed by the Order are the network elements that ILECs must make available; pricing standards to be followed by states in setting rates for interconnection, access to network elements on an unbundled basis and resold services. BellSouth and several other ILECs joined in an appeal of the Order to the United States Court of Appeals for the Eighth Circuit (the Court). Upon request of several state commissions and ILECs, the Court stayed the Order in part, pending appeal. Such stay relates to pricing prescriptions and certain other terms. The Court heard oral arguments in January 1997, and a decision is pending. Notwithstanding these developments, however, as discussed above, BellSouth Telecommunications and a number of carriers have negotiated interconnection agreements and state regulatory commissions are arbitrating or have approved various terms of interconnection between BellSouth and other carriers. These terms may be revised, depending on, among other things, the outcome of the appeal of the Order. The arbitration results for the wholesale discount rates vary by state from approximately 15% to 21%.

    In attempting to comply with the technical requirements of interconnection, BellSouth expects to incur significant costs associated with the development or modification of systems necessary to make interconnection possible. For example, BellSouth Telecommunications will be required to provide for long-term number portability whereby customers switching to competing local carriers will be able to retain their telephone numbers without interruption or charge. It is unclear as to what degree BellSouth will be able to recover these costs.

REGULATION OF ACCESS SERVICES

    BellSouth Telecommunications provides access services by connecting the equipment and facilities of its subscribers with the communications networks of Interexchange Carriers. These connections are provided by linking these carriers and subscribers through the public switched network of BellSouth Telecommunications or through dedicated private lines furnished by BellSouth Telecommunications. Rates and other aspects of interstate access services are regulated by the FCC, and state regulatory commissions have jurisdiction over the provision of access to the Interexchange Carriers to complete intrastate telecommunications.

    Access charges, which are payable both by Interexchange Carriers and subscribers, provided approximately 23%, 23% and 24% of BellSouth's operating revenues for the years ended December 31, 1996, 1995 and 1994, respectively. These charges are designed to recover the costs of the common and dedicated facilities and switching equipment used to connect networks of Interexchange Carriers with the telephone company's local network and to subsidize the cost of providing local service to rural and other high-cost areas. In addition, an interstate subscriber line access charge of $3.50 per line per month applies to single-line business and residential customers. The interstate subscriber access charge for multi-line business customers varies by state but cannot exceed $6.00 per line per month. The state commissions have authorized BellSouth Telecommunications to collect from the Interexchange Carriers and, in several states, from customers charges for providing intrastate access services.

    The FCC regulates the level of access charges through a price cap plan. The price cap plan limits aggregate price changes to the rate of inflation minus an ILEC-selected productivity offset, plus or minus exogenous cost changes recognized by the FCC. Two of the productivity options in the current plan, 4.0% and 4.7%, provide defined earnings limitations with a sharing mechanism. A third option in the plan, 5.3%, removes both earnings limitations and sharing requirements. Consistent with a pricing strategy that BellSouth Telecommunications considered compatible with an increasingly competitive business environment, it selected a 5.3% productivity factor, which, together with other adjustments, has decreased interstate access revenues below what would have been produced under the other alternatives by approximately $220 million on an annual basis at 1994 access volume levels. The FCC has under consideration the issue of whether further modification of this plan is warranted.

    The 1996 Act requires the FCC to identify the local service subsidy provided by access charges; to provide for the removal of such subsidy from access rates in order that access charges reflect underlying costs; to arrange for a universal service fund to ensure the continuation of universal service; and to develop the arrangements for payments into that fund by all carriers. The FCC is currently engaged in this proceeding. In addition, the FCC has commenced a proceeding to revise its access charge rules.

INTERLATA TOLL SERVICE

    As a result of the 1996 Act, BellSouth and the other Holding Companies are freed from the judicial restrictions of the MFJ that constrained the provision of interLATA communications throughout their wireline service territories and elsewhere; the 1996 Act establishes in its place a new restriction and a procedure for its removal. These companies or their affiliates may apply to the FCC on a state-by-state basis to offer in-region interLATA wireline services, and the FCC must act on such application within 90 days. The FCC must grant such application if it determines that the applicant (a) has met a competitive checklist; (b) has shown (i) the presence of a facilities-based provider offering both residential and business services or (ii) if there is no such provider, a statement that has been approved or permitted to take effect by state regulatory authorities, of the terms under which it would be willing to interconnect with a competitive local carrier; (c) will operate consistently with the separate subsidiary requirement; and (d) has presented an application consistent with the public interest. The FCC is required to consult with state regulatory authorities and the Justice Department when reviewing the application.

    BellSouth plans to begin offering interLATA wireline service in each of its in-region states as soon as the FCC approves its application for each state. BellSouth has filed documents with the Georgia Public Service Commission requesting that the Georgia Commission approve a statement of generally available terms and conditions as provided for in the 1996 Act and to establish that such terms and conditions meet the competitive checklist referred to above. BellSouth will file an application for each state as soon as it believes the conditions described above are met. Because of the proceedings required to obtain approval and the potential challenges of competitors and others, it is uncertain when BellSouth will be authorized to commence interLATA service in any of its in-region states. The 1996 Act requires that in-region interLATA service be provided through a subsidiary separate from BellSouth Telecommunications.
                            ------------------------

    In addition to the above matters, BellSouth Telecommunications is a party or is subject to numerous proceedings pending before federal and state regulatory and judicial bodies. These matters involve, among other things, terms and conditions of services provided by BellSouth Telecommunications, rates charged for such services, access reform, universal service, number portability and relationships with competitive service providers and affiliates. No assurance can be given as to the outcome of any such matters.

PUBLIC TELEPHONES

    In September 1996, the FCC issued an order which requires ILECs to reassign their payphone assets from regulated telephone company accounts to separate unregulated accounts or to transfer assets to a separate subsidiary. They must also remove any subsidy of payphone operations from their regulated rates no later than April 15, 1997 and meet certain other requirements. In return, ILECs that own payphone units are given the freedom to pursue new business opportunities. BellSouth Telecommunications is currently taking action to comply with these requirements.

    Consequently, on April 1, 1997, BellSouth Telecommunications plans to transfer its payphone assets to a separate subsidiary, BellSouth Public Communications, Inc. (BPC). BPC has filed for certification as an independent payphone provider in each of the nine states where BellSouth Telecommunications provides wireline telephone service. It plans to continue to provide independent payphone services throughout BellSouth Telecommunications' territory and will selectively provide payphone services in areas served by independent telephone companies.

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

OPERATOR SERVICES

    Directory assistance and local and toll operator services are provided by BellSouth Telecommunications in its service areas. Toll operator services include alternate billing arrangements, such as collect calls, third number billing, person-to-person and calling card calls; dialing instructions; pre-billed credit; and rate information. In addition, directory assistance is provided for some other carriers which do not directly provide such services for their own customers.

                  OTHER TELECOMMUNICATIONS BUSINESS OPERATIONS

DIRECTORY ADVERTISING AND PUBLISHING

    BellSouth Enterprises owns a group of companies which publish, print and sell advertising in, and perform related services concerning, alphabetical and classified telephone directories. Directory advertising and publishing revenues represented approximately 9% of BellSouth's total operating revenues for each of the last three years. Two of BellSouth's directory companies also provide publishing and related products and services to other directory publishers. During 1996, such BellSouth companies published approximately 500 directories for BellSouth Telecommunications and contracted with approximately 170 nonaffiliated companies to sell advertising space in approximately 490 of their publications.

WIRELESS COMMUNICATIONS

    BellSouth Enterprises provides wireless communications services, which have consisted mainly of cellular telephone and, through 1995, paging services. In January 1996, BellSouth sold its interest in its paging subsidiary. Revenues from wireless communications comprised approximately 15%, 14% and 12% of BellSouth's total operating revenues for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, BellSouth Enterprises has a noncontrolling financial interest in a number of wireless businesses whose revenues are not reflected in operating revenues because of the method of accounting required for such investments.

    Under  the  MFJ,  the  Holding  Companies  generally  were  prohibited  from
providing  interLATA   wireless  communications.   The  1996   Act  lifts   this
prohibition, and in February 1996, BellSouth began offering the interLATA component of its wireless communications in conjunction with its wireless offerings. Approximately 1.5 million customers subscribe to such interLATA service. In areas where it does not have long distance telephone facilities, BellSouth connects with the networks of the Interexchange Carriers.

    The 1996 Act allows BellSouth to market wireless services jointly with wireline local exchange services; previously, separate marketing was required. This change has enabled BellSouth to more efficiently offer and provide integrated telecommunications. In March 1996, BellSouth began joint marketing of wireless and wireline services in selected markets.

    DOMESTIC CELLULAR OPERATIONS

    The predominant part of the wireless communications business operations is cellular telephone service. Cellular radio telephone systems provide customers with high-quality and readily available two-way communications services that interconnect with the wireline and other cellular telephone networks.

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

    The rates charged by cellular carriers are not regulated by the FCC nor the states in which BellSouth's cellular operations are located. Pursuant to a federal statute enacted into law in 1993, state governments are generally preempted from regulating the rates charged by cellular carriers.

    At December 31, 1996, businesses in which BellSouth had an equity interest provided cellular service to a total of approximately 4,880,000 domestic customers in 17 states. BellSouth's proportionate share of such total customers, based on its percentage ownership interests of such businesses, was approximately 3,612,000 customers. (See "Consolidated Financial Statements and Supplementary Data -- Domestic Cellular Proportionate Operating Data.") BellSouth's proportionate interest in the aggregate population (POPs) served by its domestic cellular systems was approximately 40,696,000 persons at December 31, 1996, and its penetration rate was approximately 9%. Within its nine-state wireline service territory, BellSouth and its partners offer cellular service in cities including Atlanta, Miami, New Orleans, Memphis, Louisville, Birmingham and Orlando, while outside its wireline service territory it offers cellular service in cities including Los Angeles, Houston, Indianapolis, Honolulu and Richmond, Virginia.

    In February 1997, BellSouth signed a definitive agreement with United States Cellular Corporation to exchange cellular properties. BellSouth would trade its ownership interests in cellular properties in Wisconsin and Illinois for new or increased equity ownership of cellular properties located in or adjacent to BellSouth's nine-state wireline service territory. The exchange is subject to regulatory approval.

    PERSONAL COMMUNICATIONS SERVICE

    In 1995, the FCC began auctioning available radio spectrum for providing digital mobile communications service, commonly referred to as personal communications service, or PCS. Because PCS service is digital, it provides greater security and clarity than existing analog cellular systems. BellSouth's PCS system has been constructed utilizing a technology standard known as GSM (Global Systems for Mobile communications). GSM is widely used by international systems. Some domestic PCS systems utilize different, non-compatible technologies. As a result, cellular services currently offer greater seamless roaming characteristics across systems than PCS. However, as more PCS networks are deployed across the United States utilizing GSM technology, and as analog cellular systems are augmented with digital capability, PCS systems will be able to offer roaming capabilities comparable to existing cellular services.

    BellSouth owns interests in two PCS licenses, one that covers most of North Carolina and South Carolina and another that covers eastern Tennessee. A BellSouth consortium is building and operating the network in the Carolinas while BellSouth alone is building and operating the network in eastern Tennessee. BellSouth's proportionate POPs covered by these licensed territories is 7,600,000. The systems became operational in the summer of 1996.

    In January 1997, BellSouth won an additional 39 licenses in 37 markets in the FCC's D- and E-block auctions. These markets cover 11,800,000 POPs in smaller areas within or adjacent to BellSouth's wireline service territory.

    INTERNATIONAL WIRELESS OPERATIONS

    Outside the United States, BellSouth owns interests in consortia that hold licenses for, and are building and/or operating, wireless telephone systems in Argentina, Australia, Denmark, Germany, India, Israel, New Zealand, Panama, Peru, Uruguay and Venezuela. Through a wholly-owned subsidiary, BellSouth holds a license for a wireless telephone system in Chile. At December 31, 1996, these systems provided cellular or PCS service to a total of approximately 3,603,000 international customers. BellSouth's proportionate share of such customers, based on its percentage ownership interests in such systems, was approximately 1,244,000 customers. BellSouth's proportionate interest in the aggregate POPs covered by its international wireless systems was approximately 57,641,000 persons at December 31, 1996, and its penetration rate was approximately 2%. BellSouth offers wireless service under regional licenses to areas within Argentina, India, Peru, Uruguay and Chile and offers wireless service under nationwide licenses in Australia, Denmark, Germany, Israel, New Zealand, Panama and Venezuela. Service in Australia is also currently being provided by reselling service obtained from the government-owned carrier. (See "Other International Operations.")

    MOBILE DATA

    BellSouth, through its subsidiary BellSouth Mobile Data (BSMD), is an equity investor in five wireless data communications networks worldwide utilizing L.M. Ericsson's Mobitex technology. The countries in which BSMD currently provides service consist of the United States, the United Kingdom, The Netherlands, Belgium and Singapore. These networks enable wireless data applications such as computer-aided dispatch, electronic mail, transaction processing and remote data entry and retrieval. They are also well-suited for fixed applications such as credit card validation and telemetry.

OTHER INTERNATIONAL OPERATIONS

    BellSouth holds a 24.5% interest in Optus Communications Pty. Ltd. (Optus), which is building and operating Australia's second telecommunications network. In addition to its wireline and wireless networks, Optus operates four satellites which were purchased from AUSSAT, Australia's national satellite communications carrier. Optus offers a range of telecommunications services, including national and international long-distance, digital and analog cellular, switched network, enhanced wireline and satellite-based services.

    In July 1994, Optus formed a business (Optus Vision) with Australian and United States companies to develop a high capacity broadband network in Australia. Optus and U S West, Inc. (U S West) each own 46.5% of Optus Vision. Two television stations now hold 2% and 5%, respectively, and have the option to increase their respective ownership interests to 15% and 20%. Local telephone service, which is marketed under the Optus brand name, was only recently launched.

    BellSouth holds a concession to operate a competing domestic and international long distance business in Chile. In addition, in January 1997, BellSouth purchased an interest in a company that offers wired and wireless cable television and paging services in Peru.

DOMESTIC BROADBAND SERVICES

    The 1996 Act eliminates previous prohibitions on telephone companies' providing cable television services in their service territories, although many federal courts had already held such prohibitions unconstitutional. Although ILECs may not acquire or joint venture with established cable television providers in their wireline territories, they may provide cable television service over their own facilities.

    BellSouth has constructed several networks, and provided cable television service to a limited degree, in several areas within its wireline telecommunications service areas to assess the extent to which it wishes to enter this business. It has obtained and is negotiating to acquire franchises and licenses in several metropolitan areas, including New Orleans, Atlanta and Miami, that would enable it to provide video services over wired and wireless networks.

INTERNET ACCESS

    In 1996, BellSouth Telecommunications began providing Internet access, a customized version of Netscape Navigator-TM-, electronic mail, an optional site-blocking feature, and a gateway to local and national information and electronic Yellow Pages.

SELLING AND MAINTAINING EQUIPMENT

    To a limited extent, BellSouth sells and maintains telecommunications equipment in the nine Southeastern states where BellSouth Telecommunications provides wireline telephone service. The Holding Companies, AT&T and other substantial enterprises compete in the provision of these services and products. In May 1996, BellSouth Telecommunications sold its interest in DataServ Computer Maintenance Inc., a wholly-owned subsidiary that performed computer maintenance.

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

NETWORK AND RELATED SERVICES

    LOCAL SERVICE

    Over the past several years, a number of states in BellSouth Telecommunications' wireline territory have passed legislation providing for local service competition. Even if a state has not passed legislation, the 1996 Act requires elimination of barriers to local service competition. The state public service commissions have granted or are in the process of considering, applications filed by a number of carriers for authority to compete with BellSouth Telecommunications. Many of these commissions have also determined the bases, including prices, on which the ILECs must furnish interconnection, wholesale local service and unbundled local service elements to competing carriers. BellSouth expects that it will experience greater competition for its business customers, which provide a higher concentration of higher margin revenues than do its residential customers.

    An increasing number of voice and data communications networks utilizing fiber optic lines have been and are being constructed by telecommunications providers in metropolitan areas, including Atlanta, Georgia, Charlotte, North Carolina and Jacksonville, Miami and Orlando, Florida, and these networks offer certain high volume users a competitive alternative to the public and private line offerings of the ILECs. In addition, the networks of some cable television systems will be capable of carrying two-way interactive data messages and will be configured to provide voice communications. Furthermore, wireless services, such as cellular, PCS and paging services, increasingly compete with wireline communications services.

    AT&T's domestic cellular communications business serves customers in 10 cities in BellSouth's local wireline territory and seven cities in which
BellSouth provides cellular communications. This allows AT&T to carry telecommunications traffic that otherwise could have been carried over the public switched and private line networks of BellSouth Telecommunications.

    As technological and regulatory developments make it more feasible for cable television to carry data and voice communications, it is increasingly probable that BellSouth Telecommunications will face competition within its region from cable television ventures. Alliances are being formed between other Holding Companies and large corporations that operate cable television systems in many localities throughout the United States -- for example, U S West/Time Warner Communications and NYNEX Corporation (NYNEX)/Viacom, Inc. U S West and Time Warner have announced plans to upgrade certain of their cable TV systems to full-service networks which would support new interactive and telephone services that would compete with the ILECs. Time Warner and U S West have made major cable system acquisitions that are expected to provide voice and video competition in BellSouth Telecommunications' service areas. U S West has acquired Atlanta's two largest cable operators and, in November 1996, acquired Continental Cablevision, Inc., a provider with a major presence in Florida. In addition, the 1996 acquisition by Time Warner of Turner Broadcasting Corporation will increase concentration in the cable and programming industries.

    Joint ventures and mergers between major telecommunications companies will result in large, well-capitalized carriers that will provide formidable competition to BellSouth across a number of markets, including local and long distance telephone service. Such transactions include the proposed mergers of SBC Communications Inc. and Pacific Telesis Group and NYNEX and Bell Atlantic Corporation (Bell Atlantic) and the proposed acquisition by British Telecommunications plc of MCI.

    Competition for local service revenues could adversely affect BellSouth's results of operations. However, the existence of competitive local service, among other things, can allow BellSouth to qualify to offer in-region interLATA service, as contemplated in the 1996 Act. (See "BellSouth Competitive Strategy.")

    ACCESS SERVICE

    The FCC has adopted rules requiring ILECs to offer expanded interconnection for interstate special and switched transport. As a result, BellSouth Telecommunications is required to permit competitive carriers and customers to terminate their transmission lines on BellSouth's facilities through collocation arrangements. The effects of the rules are to increase competition for access transport.

    TOLL SERVICE

    A number of firms compete with BellSouth Telecommunications in its nine-state region for intraLATA toll business by reselling toll services obtained at bulk rates from BellSouth Telecommunications or, subject to the approval of the applicable state public utility commission, providing toll services over their own facilities. Commissions in the states in BellSouth Telecommunications' operating territory have allowed the latter type of intraLATA toll calling, whereby the Interexchange Carriers are assigned a multiple digit access code (10XXX) which customers may dial to place intraLATA toll calls through facilities of such Interexchange Carriers. The legislature or commissions in three states have authorized competing carriers to provide intraLATA toll presubscribed calling with a single digit access code (1+), giving them dialing parity with the ILEC in that area. Commissions in several other states are considering how and when such authorization should be implemented. However, the 1996 Act prohibits states from ordering the implementation of new toll dialing parity until the earlier of (a) three years from the enactment of the 1996 Act or (b) such time as the Operating Telephone Company has qualified to provide in-region interLATA services.

    The 1996 Act permits the other Holding Companies to offer BellSouth's local service customers interLATA toll service. BellSouth expects Holding Companies and other carriers to compete for such interLATA toll service. For example, Bell Atlantic has begun offering interLATA toll service to BellSouth's local service customers and other Holding Companies may do likewise. AT&T, MCI, Sprint and a number of other carriers currently provide toll services to BellSouth's local service customers.

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

WIRELESS COMMUNICATIONS

    The FCC's PCS licensing process allows multiple new competitors for BellSouth's businesses. Licenses to provide PCS services have been won in auction by AT&T, Holding Company consortia and other large and well-capitalized entities. PCS will provide competition to BellSouth's local wireline and wireless telephone businesses. Several competitive PCS systems are now operational.

    The FCC has jurisdiction over the licensing of cellular mobile radio services in domestic markets. The FCC limits entry for providers of cellular mobile telecommunications to two licensees for each defined metropolitan statistical area (MSA) and each rural service area (RSA) within the country. Each MSA and RSA in which BellSouth participates in the provision of cellular mobile communications has a competing service provider. In many markets, competing cellular service is provided by businesses owned or controlled by a Holding Company, AT&T or a major telephone company. In addition, Bell Atlantic and NYNEX have combined their cellular businesses, and U S West and AirTouch Communications have announced that they plan to merge their cellular businesses. Those four companies have also formed a joint venture to provide PCS in many domestic markets.

    BellSouth's international wireless joint ventures are generally subject to competition from at least one other wireless service provider, and sometimes more than one other provider. For example, in Germany there are two competitors. These competing service providers are generally supported by partners who are at least as well-capitalized as BellSouth and its partners. In some cases the competing provider is owned by the state-owned telephone company, which may have access to the financial resources of the government.

    BellSouth's wireless data businesses experience competition from private and public wireless data networks, specialized mobile radio networks and cellular networks. The degree and type of competition vary from country to country. BellSouth's wireless data companies all utilize the Mobitex technology which is flexible for targeting both specialized and general market segments.

    BellSouth's primary mobile data competitor is ARDIS, a wholly-owned subsidiary of Motorola, Inc. The ARDIS network, which was started in 1983 as a private network for IBM, has historically had greater coverage, an advantage which BellSouth considers has been neutralized. Future competition could come from companies offering Cellular Digital Packet Data (CDPD), a cellular-based system specifically designed for packet data applications and PCS-based services. There are many network and product development issues that CDPD operators must still address before they can offer a fully competitive service.

    Other competitive threats to each of BellSouth's overseas wireless data holdings are GSM operators, which may offer an integrated packet data standard around the turn of the century. In Singapore, BellSouth's wireless data property competes against operators of technologies related to Motorola's ARDIS technology.

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

BELLSOUTH COMPETITIVE STRATEGY

    BellSouth has developed three main strategies that govern its business decisions in the increasingly competitive telecommunications industry. First, BellSouth will strengthen its leadership position throughout its nine-state wireline territory by (a) enhancing and building its brand strength and distribution channels; (b) providing full-service offerings including wireline and wireless, local and long-distance, and video and electronic commerce services; and (c) controlling costs. Second, BellSouth will continue to grow profitably its domestic wireless business by (a) deploying value-added products and services and competitive technology; (b) strengthening and expanding distribution channels including joint marketing with BellSouth Telecommunications; and (c) expanding in-region wireless coverage through successfully bidding for PCS licenses and other acquisitions. Third, BellSouth will continue to grow and develop its Latin American and other international operations.

    MARKETING

    A substantial portion of the growth in BellSouth Telecommunications' revenues from local services is derived from the sale of second residential lines and optional calling services. These offerings are marketed in a variety of packages with varying pricing features that are designed to appeal to a wide variety of the Company's customer base. A substantial number of these sales are made by customer service representatives who are on call 24 hours a day, seven days a week, as they are contacted by subscribers on other matters.

    Many of BellSouth's other services and products, such as cellular and PCS services and including the long distance component of these wireless services, Internet service and video services, are sold by BellSouth Telecommunications' service representatives. The marketing of many of these services is enhanced by alliances with other service providers and suppliers. For instance, Netscape Communications Corporation provides BellSouth's Internet users with its Web browser, and persons who visit the Netscape Web site are offered a convenient way to sign up for BellSouth's Internet service. Additional arrangements with Yahoo! Inc and Wired Ventures Limited further enhance BellSouth's Internet service marketing strategy.

    In addition to utilizing BellSouth Telecommunications' distribution channels, BellSouth's wireless offerings are sold through approximately 275 company-owned stores, 300 kiosks located in retail stores and shopping centers, and non-affiliated retail outlets such as Radio Shack and Circuit City stores. In addition, BellSouth's services are made available through BellSouth's home page on the worldwide web, through a telemarketing organization which contacts over 1 million potential customers each month and through a direct sales force of nearly 4,000 persons. BellSouth's PCS service in the Carolinas is also marketed through BellSouth's partners in that system, including Duke Power Company, when its service representatives receive inquiries and other calls for electric service. BellSouth was the first operational PCS provider in this market, giving it a marketing advantage over other rivals who purchased PCS licenses covering the same territory. BellSouth's PCS service offers a number of packages of optional features with pricing enhancements intended to attract cellular customers from the incumbent wireless carriers in that territory.

    BellSouth Telecommunications' business services are marketed by customer service representatives through varied pricing and service options. BellSouth's products and services, such as video conferencing, ISDN service and telecommunications equipment and systems, are also demonstrated and sold through marketing arrangements with other retailers of office products, such as Office Depot. BellSouth Telecommunications markets its services and products to large and complex business customers through highly specialized applications and, where appropriate, through pricing enhancements varying according to business volumes and length of service. In addition to telephone lines, product and service offerings to these customers include Internet access, special networks, high-speed data transmission, business teleconferencing and industry-specific communications configurations.

    Advertising and publishing products are marketed to organizations and companies with unique directory needs. Export directories, a home improvement guide, a health and medical guide, consumer tips and a restaurant and entertainment guide are examples of such directories. Directories are also marketed to non-affiliated telephone companies.

    While BellSouth Telecommunications continues to use the names South Central Bell and Southern Bell for various purposes, its services were unified under the BellSouth brand name in October 1995 to give BellSouth Telecommunications a clear, consistent identity in the marketplace. BellSouth believes that its brand name is widely recognized and held in high esteem by its customers. A primary marketing strategy is to enhance the recognition and reputation of this mark throughout its service territory, thereby facilitating the joint marketing efforts described above. Accordingly, significant increases in marketing and advertising costs have been and will be incurred. BellSouth advertises in the various media in its territory and in connection with major events, such as the Olympics, the Super Bowl and its sponsored PGA golf tournaments, which offer BellSouth a broader platform to showcase its products and services.

    With a few exceptions, BellSouth's international services are not marketed under its brand name, in part because the name recognition is less than in domestic markets. Nevertheless, the appeal of the wireless offerings is significant because the wireline service in many international markets, especially in Latin America, is less reliable or available.

    REGULATORY AND LEGISLATIVE CHANGES

    BellSouth's primary regulatory focus has been directed toward modifying the regulatory process to one that is more closely aligned with changing market conditions and overall public policy objectives. As an alternative to regulation of intrastate earnings, BellSouth has sought price regulation, whereby prices of basic service are regulated and the pricing of other products and services are based on market factors. While price regulation plans do not provide for the direct recovery through basic service rates of cost increases or extraordinary expenses, they generally provide more flexibility to meet competitive pricing levels. BellSouth Telecommunications has price regulation plans approved or authorized in all states in its wireline territory, although the implementation of the Tennessee plan has been stayed by a court pending resolution of a number of issues.

    NEW SERVICES

    Notwithstanding the inevitable loss of local service customers and other risks associated with increased competition, BellSouth will have the opportunity to benefit from entry into new business markets. For example, the presence of competition, among other things, can allow BellSouth to qualify to offer interLATA wireline service under provisions contained in the 1996 Act. BellSouth believes that in order to remain competitive in the future, it must aggressively pursue a corporate strategy of expanding its offerings beyond its traditional businesses and markets. These offerings include interLATA services, information services and video and electronic commerce services. BellSouth has entered some of these businesses through investments in, strategic alliances with and acquisitions of established companies in such industries and through the development of some of these services and capabilities internally. For example, among other initiatives, BellSouth has acquired several cable TV rights, is conducting a trial of cable TV service and is providing Internet access. BellSouth also intends to continue to pursue certain foreign telecommunications licenses as they are offered.

    WORK FORCE REDUCTION

    In  1995, BellSouth  Telecommunications completed  the restructuring  of its telephone operations that was announced in 1993. Also, BellSouth Telecommunications announced in 1995 a plan to reduce its work force by approximately 11,300 additional employees by the end of 1997. For a discussion of the work force reduction, see "MD&A -- Results of Operations -- Operating Expenses -- Work Force Reduction Charge."

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

    In November 1996, Science Applications International Corporation agreed to purchase Bellcore. BellSouth has contracted with Bellcore for ongoing support of engineering and systems. In addition, the Holding Companies formed the National Telecommunications Alliance to support their commitment to national security and emergency preparedness.

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

    The domestic cellular, PCS, wireless cable and mobile data systems in which BellSouth has an interest are operated under licenses granted by the FCC. A carrier holding a license to provide cellular service in a territory is not eligible for a PCS license covering the same territory. Prior approval of the FCC is required for the assignment of a license or the transfer of control of a license. The licenses are generally issued for up to 10-year periods. At the end of the license period, a renewal application must be filed. BellSouth believes renewal will generally be granted on a routine basis upon showing compliance with FCC regulations and continuing service to the public. Licenses may be revoked and license renewal applications may be denied for cause. With regard to cellular licenses, the FCC has established the procedures and standards for conducting comparative renewal proceedings, including the award of a "renewal expectancy" that effectively eliminates the need to consider competing applicants when the incumbent meets specified criteria.

    The wired cable systems over which BellSouth provides domestic cable services are operated under cable franchises granted by the city or unincorporated county government with local franchising authority for the geographic service area in question. These cable franchises are generally issued for 10 to 15 year periods. They typically require the payment of cable franchise fees to the local franchising authority, capped by federal law at 5% of gross cable related revenues, and various forms of financial and facilities support for a limited number of government, education and public access channels.

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

                                   EMPLOYEES

    At December 31, 1996, 1995 and 1994 BellSouth and its subsidiaries employed approximately 81,200, 87,600 and 92,100 persons, respectively. Of these amounts at these dates, approximately 62,400, 68,600, and 73,800 persons were telephone employees of BellSouth Telecommunications. About 63% of BellSouth's employees at December 31, 1996 were represented by the Communications Workers of America (the
CWA), which is affiliated with the AFL-CIO. In October 1995, members of the CWA ratified new three-year contracts with BellSouth. These contracts were effective in August 1995. The contracts include basic wage increases of 10.9% (compounded) over three years. In addition, the agreement provided a cash payment of $1,100 to each eligible employee upon ratification and further provides payments of $1,100 per eligible employee in cash or $1,210 in BellSouth stock, at the option of the employee, on the 1996 and 1997 contract anniversary dates. Other terms of the agreement include discontinuance of annual wage adjustments based on cost of living increases and discontinuance of annual incentive payments.

    During 1995, BellSouth Telecommunications completed the 1993 plan to reduce its work force by approximately 10,200 employees. Also during 1995, BellSouth Telecommunications announced a plan to further reduce its work force by approximately 11,300 employees by the end of 1997. Including a reduction of approximately 800 employees which occured in December 1995, BellSouth Telecommunications has reduced its work force by approximately 7,000 employees under the 1995 plan through December 31, 1996. (See "MD&A -- Results of Operations -- Operating Expenses -- Work Force Reduction Charge.")

ITEM 2.  PROPERTIES

                                    GENERAL

    BellSouth's properties do not lend themselves to description by character and location of principal units. BellSouth's investment in property, plant and equipment, 91% of which is held by BellSouth Telecommunications, consisted of the following at December 31:

                                                                   1996   1995
                                                                   ----   ----
Outside plant....................................................   42%    43%
Central office equipment.........................................   35     34
Operating and other equipment....................................    8      8
Land and buildings...............................................    8      7
Furniture and fixtures...........................................    6      6
Plant under construction.........................................    1      2
                                                                   ----   ----
                                                                   100%   100%
                                                                   ----   ----
                                                                   ----   ----

    Outside plant consists of connecting lines (aerial, underground and buried cable) not on customers' premises, the majority of which are on or under public roads, highways or streets, while the remainder is on or under private property. BellSouth currently self-insures all of its outside plant against casualty losses. Central office equipment substantially consists of digital electronic switching equipment and circuit equipment. Land and buildings consist principally of central offices. Operating and other equipment consists of wireless network equipment, embedded intrasystem wiring (substantially all of which is on the premises of customers), motor vehicles and other equipment. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial limits of coverage against "all risks" of loss including fire, windstorm, flood, earthquake and other perils not specifically excluded by the terms of the policies.

    Substantially all of the installations of central office equipment and administrative offices are located in buildings and on land owned by BellSouth Telecommunications. Many garages, business offices and telephone service centers are in leased quarters.

    BellSouth Telecommunications' customers are now served by electronic switching systems. The BellSouth Telecommunications network has been transitioned from an analog to a digital network, which provides capabilities for BellSouth Telecommunications to furnish advanced data transmission and information management services. BellSouth has substantially completed adding digital technology to certain cellular systems which were operating with analog technology at or near capacity.

                              CAPITAL EXPENDITURES

    Capital expenditures consist of gross additions to property, plant and equipment having an estimated service life of one year or more, plus the incidental costs of preparing the asset for its intended use.

    The total investment in property, plant and equipment has increased from $37,155 million at January 1, 1992 to $50,059 million at December 31, 1996, not including deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required to meet the demand for telecommunications services and to further modernize and improve such services to meet competitive demands. Population and economic expansion is projected by BellSouth in certain growth centers within its nine-state area during the next five to ten years. Expansion of the network will be needed to accommodate such projected growth.

    BellSouth's capital expenditures for 1992 through 1996 were as follows:

                                                              MILLIONS
                                                              --------
1996........................................................   $ 4,455
1995........................................................     4,203
1994........................................................     3,600
1993........................................................     3,486
1992........................................................     3,189

    BellSouth projects capital expenditures of approximately $4.7 billion to $5.2 billion for 1997, consisting of $3.4 billion for BellSouth Telecommunications' and $1.3 billion to $1.8 billion primarily for BellSouth's wireless and international businesses. A majority of the expenditures will be to expand, enhance and modernize its current wireline and domestic cellular operating systems, to develop international wireless and other businesses and for property additions to complete construction of PCS systems in the United States.

    In 1996, BellSouth generated substantially all of its funds for capital expenditures internally. In 1997, such capital expenditures are expected to be financed primarily through internally generated funds and, to the extent necessary, from external sources.

                             ENVIRONMENTAL MATTERS

    BellSouth is subject to a number of environmental matters as a result of its operations and the shared liability provisions related to the divestiture from AT&T. As a result, BellSouth expects that it will be required to expend funds to remedy certain facilities, including those Superfund sites for which BellSouth has been named as a potentially responsible party, for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance. At December 31, 1996, BellSouth's recorded liability related primarily to remediation of these sites was approximately $35 million.

    BellSouth monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. BellSouth's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. BellSouth continues to believe that expenditures in connection with additional remedial actions under the current environmental protection laws or related matters would not be material to its financial position or annual operating results or cash flows.

ITEM 3.  LEGAL PROCEEDINGS

    BellSouth and its subsidiaries are subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. While complete assurance cannot be given as to the outcome of any legal claims, BellSouth believes that any financial impact would not be material to its financial position or annual operating results or cash flows. See Note O to the Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    No matter was submitted to a vote of shareholders in the fourth quarter of the fiscal year ended December 31, 1996.
                            ------------------------

ADDITIONAL INFORMATION

                         DESCRIPTION OF BELLSOUTH STOCK

GENERAL

    The Articles of Incorporation of BellSouth authorize the issuance of 2,200,000,000 shares of common stock, par value $1 per share (the Common Stock), and 100,000,000 shares of cumulative, first preferred stock, par value $1 per share (the Preferred Stock). BellSouth's Board of Directors (the Board) is authorized to provide for the issuance, from time to time, of the Preferred Stock in series and, as to each series, to fix the number of shares in such series and the voting, dividend, redemption, liquidation, retirement and conversion provisions applicable to the shares of such series. No shares of Preferred Stock are outstanding. The Board has created Series A First Preferred Stock consisting of 30 million shares (the Series A Preferred Stock) for possible issuance under BellSouth's Shareholder Rights Plan. (See "Preferred Stock Purchase Rights" and "Market for Registrant's Common Equity and Related Stockholder Matters.")

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

PREFERRED STOCK PURCHASE RIGHTS

    The Board has declared a dividend of one preferred stock purchase right (Right) for each share of Common Stock from time to time outstanding. Under certain circumstances, each Right will entitle the holder to purchase one one-hundredth of a share of Series A Preferred Stock, $1.00 par value (Common Equivalent Preferred Stock), which unit is substantially equivalent in voting and dividend rights to one whole share of the Common Stock, at a price of $87.50 per whole share (the Purchase Price). The Rights are not presently exercisable and may be exercised only if a person or group acquires 10% of the outstanding voting stock of BellSouth without the prior approval of the Board (Acquiring Person) or announces a tender or exchange offer that would result in ownership of 25% or more of the Common Stock.

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

                               EXECUTIVE OFFICERS

    The executive officers of BellSouth Corporation are listed below:

                                                                                                        THIS
                                                                                              OFFICER  OFFICE
          NAME             AGE                             OFFICE                              SINCE   SINCE
-------------------------  ---  ------------------------------------------------------------  -------  ------
F. Duane Ackerman*          54  President and Chief Executive Officer                            1983    1996
Walter H. Alford            58  Executive Vice President and General Counsel                     1983    1988
C. Sidney Boren             53  Senior Vice President -- Corporate Planning and Development      1984    1996
Keith O. Cowan              40  Vice President -- Corporate Development                          1996    1996
Mark E. Droege              43  Vice President -- Financial Management and Treasurer             1996    1996
Ronald M. Dykes             50  Executive Vice President and Chief Financial Officer             1988    1995
H. C. Henry, Jr.            53  Executive Vice President -- Corporate Relations                  1984    1993
David J. Markey             56  Vice President -- Governmental Affairs                           1986    1993
Charles C. Miller, III      44  President -- International                                       1990    1995
W. Patrick Shannon          34  Vice President and Controller                                    1997    1997
Arlen G. Yokley             59  Senior Vice President, Executive Staff Officer and Corporate     1984    1996
                                 Secretary

    The following officers of the companies indicated may be deemed to be executive officers of BellSouth Corporation:

Jere A. Drummond            57  President and Chief Executive Officer -- BellSouth               1982    1995
                                 Telecommunications, Inc.
Earle Mauldin               56  President and Chief Executive Officer -- BellSouth               1987    1995
                                 Enterprises, Inc.

    All of the executive officers of BellSouth, other than Mr. Shannon and Mr. Cowan, have for at least the past five years held high level management or executive positions with BellSouth or its subsidiaries. Prior to joining BellSouth in 1997, Mr. Shannon was employed by U S West, Inc. as Chief Financial Officer of MediaOne, a company that provides cable TV services. Mr. Cowan was a partner at the law firm of Alston & Bird before joining BellSouth in 1996.

    All officers serve until their successors have been elected and qualified.
------------------------
* John L. Clendenin retired as President and Chief Executive Officer at the end of 1996, and was succeeded by Mr. Ackerman. Mr. Clendenin will remain Chairman of the Board of Directors through 1997 but, since his retirement, he is no longer deemed to be an officer of BellSouth.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The principal market for trading in BellSouth common stock is the New York Stock Exchange, Inc. (NYSE). BellSouth common stock is also listed on the Boston, Chicago, Pacific and Philadelphia exchanges in the United States and the London, Frankfurt. Amsterdam and Swiss exchanges. The ticker symbol for BellSouth common stock is BLS. At February 1, 1997, there were 1,084,146 holders of record of BellSouth common stock. The market price and dividend information listed below has been adjusted for the two-for-one stock split effective in November 1995. Market price data were obtained from the NYSE Composite Tape, which encompasses trading on the principal United States stock exchanges as well as off-board trading. High and low prices represent the highest and lowest sales prices for the periods indicated.

                                                                                     MARKET PRICES      PER SHARE
                                                                                   ------------------   DIVIDENDS
                                                                                    HIGH        LOW      DECLARED
                                                                                   -------    -------   ----------
1996
First Quarter...................................................................   $45 7/8    $36       $     .36
Second Quarter..................................................................    42 3/8     35 1/4         .36
Third Quarter...................................................................    43 3/8     35 1/4         .36
Fourth Quarter..................................................................    44         36 1/4         .36

1995
First Quarter...................................................................   $30 3/8    $26 7/8   $     .345
Second Quarter..................................................................    32 1/4     29 1/8         .345
Third Quarter...................................................................    36 7/8     31             .36
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

STOCK TRANSFER AGENT AND REGISTRAR

    ChaseMellon Shareholder Services, L.L.C. is BellSouth's stock transfer agent and registrar.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                      1996        1995       1994       1993       1992
                                                    ---------   --------   --------   --------   --------
Operating Revenues................................  $19,040     $17,886    $16,845    $15,880    $15,202
Operating Expenses (1)............................   14,261      14,594     12,787     13,593     12,041
                                                    ---------   --------   --------   --------   --------
Operating Income..................................    4,779       3,292      4,058      2,287      3,161
Interest Expense..................................      721         724        666        689        746
Gain on Sale of Paging Business (2)...............      442       --         --         --         --
Other Income, net.................................      108          20         11          8        178
                                                    ---------   --------   --------   --------   --------
Income Before Income Taxes, Extraordinary Losses
 and Accounting Change............................    4,608       2,588      3,403      1,606      2,593
Provision for Income Taxes........................    1,745       1,024      1,243        572        934
                                                    ---------   --------   --------   --------   --------
Income Before Extraordinary Losses and Accounting
 Change...........................................    2,863       1,564      2,160      1,034      1,659
Extraordinary Losses, net of tax (3)..............    --         (2,796)     --           (87)       (41)
Accounting Change, net of tax.....................    --          --         --           (67)     --
                                                    ---------   --------   --------   --------   --------
  Net Income (Loss)...............................  $ 2,863     $(1,232)   $ 2,160    $   880    $ 1,618
                                                    ---------   --------   --------   --------   --------
                                                    ---------   --------   --------   --------   --------
Earnings (Loss) Per Share:
  Income Before Extraordinary Losses and
   Accounting Change..............................  $  2.88     $  1.57    $  2.18    $  1.04    $  1.69
  Extraordinary Losses, net of tax (3)............    --          (2.81)     --          (.09)      (.04)
  Accounting Change, net of tax...................    --          --         --          (.06)     --
                                                    ---------   --------   --------   --------   --------
  Net Income (Loss)...............................  $  2.88     $ (1.24)   $  2.18    $   .89    $  1.65
                                                    ---------   --------   --------   --------   --------
                                                    ---------   --------   --------   --------   --------
Dividends Declared Per Common Share...............  $  1.44     $  1.41    $  1.38    $  1.38    $  1.38
Book Value Per Share..............................  $ 13.37     $ 11.90    $ 14.48    $ 13.60    $ 13.97
Return to Average Common Equity...................     22.4%       (9.2%)     15.4%       6.3%      11.9%
Weighted Average Common Shares Outstanding........      994         993        992        991        981
Return on Average Total Capital...................     15.0%       (2.7%)     11.5%       6.1%       9.8%
Total Assets......................................  $32,568     $31,880    $34,397    $32,873    $31,463
Capital Expenditures..............................  $ 4,455     $ 4,203    $ 3,600    $ 3,486    $ 3,189
Long-Term Debt....................................  $ 8,116     $ 7,924    $ 7,435    $ 7,381    $ 7,360
Debt Ratio at End of Period (4)...................     43.5%       46.7%      39.3%      40.2%      39.0%
Ratio of Earnings to Fixed Charges................     6.55        4.24       5.34       2.98       4.00
Total Employees...................................   81,241      87,571     92,121     95,084     97,112
Telephone Employees (5)...........................   62,425      68,585     73,764     77,958     79,453
Telephone Employees per 10,000 Access Lines.......     28.2        32.5       36.5       40.3       42.6
Business Volumes: (6)
  Network Access Lines in Service (thousands).....   22,135      21,133     20,220     19,333     18,650
  Access Minutes of Use (millions):
    Interstate....................................   67,690      62,411     57,778     53,345     50,546
    Intrastate....................................   21,171      19,197     16,888     15,261     13,994
  Toll Messages (millions)........................    1,023       1,374      1,559      1,511      1,462
  Cellular Customers (thousands): (7)
    Domestic......................................    3,612       2,847      2,156      1,559      1,118
    International.................................    1,244         655        361        192         78
                                                    ---------   --------   --------   --------   --------
      Total Cellular Customers....................    4,856       3,502      2,517      1,751      1,196
                                                    ---------   --------   --------   --------   --------
                                                    ---------   --------   --------   --------   --------

------------------------------

(1) Operating Expenses for 1995 include a work force reduction charge of $1,082, which reduced net income by $663. See Note J to the Consolidated Financial Statements. Operating Expenses for 1993 include a charge for restructuring of $1,136, which reduced net income by $697.

(2) Represents the pre-tax gain on the sale of BellSouth's paging business in January 1996, which increased net income by $344. See Note B to the Consolidated Financial Statements.

(3) For 1995, reflects charges of $2,718 ($2.73 per share) for the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," and $78 ($.08 per share) related to the refinancing of long-term debt issues. See Notes E and L to the Consolidated Financial Statements.

(4) The debt ratio at December 31, 1995 has been adjusted to exclude $485 of debentures redeemed in January 1996.

(5) Telephone employees exclude those employees in BellSouth Telecommunications' subsidiaries which are unrelated to telephone operations.

(6)  Prior period operating data are revised  at later dates to reflect the most
    current  information.  The  above  information  reflects  the  latest   data
    available for the periods indicated.

(7) Calculated on the equity basis, which includes customers served based on BellSouth's ownership percentage in all markets served.

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

    Approximately 70%, 70% and 72% of BellSouth's Total Operating Revenues for the years ended December 31, 1996, 1995 and 1994, respectively, were from wireline services provided by BellSouth Telecommunications. Charges for local, access and toll services for the year ended December 31, 1996 accounted for approximately 61%, 33% and 6%, respectively, of the wireline revenues discussed above. Revenues from consolidated wireless communications services and from directory advertising and publishing services accounted for approximately 15% and 9%, respectively, of Total Operating Revenues for the year ended December 31, 1996. The remainder of such revenues was derived principally from sales and maintenance of customer premises equipment and other nonregulated services provided by BellSouth Telecommunications.

RESULTS OF OPERATIONS

    All per share amounts herein reflect a two-for-one stock split effective in November 1995. See Note G to the Consolidated Financial Statements.

                                                                         PERCENT CHANGE
                                                                     ----------------------
                                                                      1996 VS.    1995 VS.
                                      1996       1995       1994        1995        1994
                                    ---------  ---------  ---------  ----------  ----------
Income Before Extraordinary
 Losses...........................  $   2,863  $   1,564  $   2,160     83.1%      (27.6%)
Extraordinary Loss for
 Discontinuance of SFAS No. 71,
 net of tax.......................     --         (2,718)    --          --          --
Extraordinary Loss on Early
 Extinguishment of Debt, net of
 tax..............................     --            (78)    --          --          --
                                    ---------  ---------  ---------
Net Income (Loss).................  $   2,863  $  (1,232) $   2,160      --          --
                                    ---------  ---------  ---------
                                    ---------  ---------  ---------

Earnings (Loss) Per Share:

                                                                         PERCENT CHANGE
                                                                     ----------------------
                                                                      1996 VS.    1995 VS.
                                      1996       1995       1994        1995        1994
                                    ---------  ---------  ---------  ----------  ----------
Income Before Extraordinary
 Losses...........................  $    2.88  $    1.57  $    2.18     83.4%      (28.0%)
Extraordinary Loss for
 Discontinuance of SFAS No. 71,
 net of tax.......................     --          (2.73)    --          --          --
Extraordinary Loss on Early
 Extinguishment of Debt, net of
 tax..............................     --           (.08)    --          --          --
                                    ---------  ---------  ---------
Earnings (Loss) Per Share.........  $    2.88  $   (1.24) $    2.18      --          --
                                    ---------  ---------  ---------
                                    ---------  ---------  ---------

    For a discussion of the extraordinary losses in 1995, see "Extraordinary Losses" below.

    Income Before Extraordinary Losses for 1996 increased $1,299 (83.1%) and $1.31 per share (83.4%), respectively, compared to 1995. The increases were primarily attributable to the effect of an after-tax work force reduction charge in 1995 of $663 ($.67 per share). For a discussion of such charge, see "Operating Expenses -- Work Force Reduction Charge" below. Also contributing to the increases were the $344 ($.35 per share) after-tax gain on sale of BellSouth's paging business (see Note B to the Consolidated Financial
Statements) as well as growth in key business volumes, driven by continued growth of access lines and the cellular customer base, and cost control measures at BellSouth Telecommunications, including salary and wage savings attributable to the work force reduction and restructuring plans initiated in 1995 and 1993, respectively.

    Income Before Extraordinary Losses for 1995 decreased $596 (27.6%) and $.61 per share (28.0%), respectively, compared to 1994. The decreases were primarily due to the after-tax work force reduction charge of $663 ($.67 per share). Also contributing to the decreases were the effects of gains in 1994 aggregating $108 ($.11 per share) related to the sale of two international cellular investments. The decreases were partially offset by revenue growth, driven by continued growth of access lines and the cellular customer base, and cost control measures at BellSouth Telecommunications, including salary and wage savings attributable to a restructuring plan initiated in 1993 and completed in 1995.

VOLUMES OF BUSINESS

    Network Access Lines in Service at December 31 (thousands):

                                                                                PERCENT CHANGE
                                                                            ----------------------
                                                                             1996 VS.    1995 VS.
                                             1996       1995       1994        1995        1994
                                           ---------  ---------  ---------  ----------  ----------
By Type:
  Residence..............................     15,136     14,653     14,195       3.3%        3.2%
  Business...............................      6,732      6,225      5,771       8.1         7.9
  Other..................................        267        255        254       4.7         0.4
                                           ---------  ---------  ---------
    Total Access Lines...................     22,135     21,133     20,220       4.7         4.5
                                           ---------  ---------  ---------
                                           ---------  ---------  ---------
By State:
  Florida................................      5,899      5,597      5,350       5.4         4.6
  Georgia................................      3,772      3,550      3,354       6.3         5.8
  Tennessee..............................      2,544      2,435      2,337       4.5         4.2
  North Carolina.........................      2,213      2,101      1,994       5.3         5.4
  Louisiana..............................      2,178      2,108      2,037       3.3         3.5
  Alabama................................      1,857      1,792      1,726       3.6         3.8
  South Carolina.........................      1,344      1,292      1,244       4.0         3.9
  Mississippi............................      1,193      1,158      1,118       3.0         3.6
  Kentucky...............................      1,135      1,100      1,060       3.2         3.8
                                           ---------  ---------  ---------
    Total Access Lines...................     22,135     21,133     20,220       4.7         4.5
                                           ---------  ---------  ---------
                                           ---------  ---------  ---------

    The total number of access lines in service increased by approximately 1,002,000 (4.7%) to 22,135,000 since December 31, 1995, compared to a 4.5% rate of increase in 1995. Business and residence access lines increased by 8.1% and 3.3%, respectively, compared to growth rates of 7.9% and 3.2% in 1995. The number of second residence lines, included in total residence lines, increased by 285,000 (22.4%) to 1,556,000 and accounted for 59.0% and 28.4% of the overall increase in residence access lines and total access lines, respectively, since December 31, 1995. Such second residence lines are generally used for home office purposes, access to on-line computer services and children's phones. The growth in all categories of access lines was primarily attributable to continued economic improvement in the Southeast and successful marketing programs.

    Access Minutes of Use (millions):

                                                                                  PERCENT CHANGE
                                                                            --------------------------
                                                                              1996 VS.      1995 VS.
                                             1996       1995       1994         1995          1994
                                           ---------  ---------  ---------  ------------  ------------
Interstate...............................     67,690     62,411     57,778         8.5%          8.0%
Intrastate...............................     21,171     19,197     16,888        10.3          13.7
                                           ---------  ---------  ---------
  Total Access Minutes of Use............     88,861     81,608     74,666         8.9           9.3
                                           ---------  ---------  ---------
                                           ---------  ---------  ---------

    Access  minutes  of  use  represent   the  volume  of  traffic  carried   by
interexchange carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. In 1996, total access minutes of use increased by 7,253 million (8.9%) compared to an increase of 9.3% in 1995. The increases in access minutes of use were primarily attributable to access line growth, promotions by the interexchange carriers and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' network. The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services, which causes a decrease in minutes of use.

                                                                                                PERCENT CHANGE
                                                                                          --------------------------
                                                                                            1996 VS.      1995 VS.
                                                           1996       1995       1994         1995          1994
                                                         ---------  ---------  ---------  ------------  ------------
Toll Messages (millions)...............................      1,023      1,374      1,559       (25.5%)       (11.9%)

    Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. Toll messages decreased by 351 million (25.5%) in 1996 compared to a decrease of 11.9% in 1995. The decrease in 1996 was primarily attributable to the expansion of local area calling plans (LACPs) in Florida, Georgia and North Carolina and, to a lesser extent, increased competition from interexchange carriers in the intraLATA toll market. While the respective impacts of such factors cannot be precisely quantified, BellSouth estimates that about 70% of the decline in toll messages was attributable to expanded LACPs and about 30% was due to increased competition. The decrease in 1995 was also attributable to LACPs in Florida, Georgia and North Carolina as well as South Carolina and Mississippi. These plans and future implementation of other such plans in BellSouth Telecommunications' service region, coupled with competition from the interexchange carriers in the intraLATA toll market, will adversely impact future toll message volumes. The expansion of LACPs and some effects of competition result in the transfer of calls from toll to the local service and access categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.

    Cellular and Paging Customers -- Equity Basis (thousands):

                                                                                                PERCENT CHANGE
                                                                                          --------------------------
                                                                                            1996 VS.      1995 VS.
                                                           1996       1995       1994         1995          1994
                                                         ---------  ---------  ---------  ------------  ------------
Domestic Cellular......................................      3,612      2,847      2,156        26.9%         32.1%
International Cellular.................................      1,244        655        361        89.9          81.4
Paging Customers (all domestic)........................     --          1,777      1,614       --             10.1

    Domestic cellular customers increased by 765,000 (26.9%) since December 31, 1995. While the rate of increase has declined since 1995, the overall penetration rate (number of customers as a percentage of the total population in the service territory) increased from 7.1% at December 31, 1995 to 8.9% at December 31, 1996. Total minutes of use have also continued to increase, although average minutes of use per cellular customer have remained relatively flat in 1996.

    Since December 31, 1995, the number of international cellular customers increased by 589,000 (89.9%) to 1,244,000. Growth in total minutes of use for international cellular properties remained strong due to demand stimulated by competitive programs, enhanced services and underdeveloped land-line service.

    In January 1996, BellSouth sold its paging business to Mobile Media Communications Inc. See Note B to the Consolidated Financial Statements.

OPERATING REVENUES

    For a discussion of the impact of impending local service competition on revenues and volumes of business, see "Operating Environment and Trends of the Business."

    Total Operating Revenues increased $1,154 (6.5%) in 1996 compared to an increase of $1,041 (6.2%) during 1995. The increases resulted from growth in revenues from BellSouth's wireline telephone business, coupled with significant increases in revenues from the cellular communications business. The increase in 1996 was partially offset by the effect of the January 1996 sale of BellSouth's paging business. Excluding paging revenues in 1995, Total Operating Revenues increased $1,503 (8.6%) in 1996.

    The components of Total Operating Revenues were as follows:

                                                                                      PERCENT CHANGE
                                                                                  ----------------------
                                                                                   1996 VS.    1995 VS.
                                                   1996       1995       1994        1995        1994
                                                 ---------  ---------  ---------  ----------  ----------
Local Service..................................  $   8,082  $   7,294  $   6,863       10.8%        6.3%
Interstate Access..............................      3,553      3,275      3,127        8.5         4.7
Intrastate Access..............................        812        884        908       (8.1)       (2.6)
Toll...........................................        794      1,009      1,190      (21.3)      (15.2)
Wireless Communications........................      2,799      2,592      2,067        8.0        25.4
Directory Advertising and Publishing...........      1,742      1,677      1,556        3.9         7.8
Other Services.................................      1,258      1,155      1,134        8.9         1.9
                                                 ---------  ---------  ---------
  Total Operating Revenues.....................  $  19,040  $  17,886  $  16,845        6.5         6.2
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------

    LOCAL SERVICE revenues reflect amounts billed to customers for local exchange services, which include connection to the network and optional services, such as custom calling features and custom dialing packages. Local Service revenues for 1996 increased $788 (10.8%) compared to an increase of $431 (6.3%) in 1995.

    The increase in 1996 was due primarily to an increase of 1,002,000 access lines since December 31, 1995. Also contributing were an increase of $248 due to higher customer demand for optional services and net rate increases of $88 which include benefits related to the effects of expanded LACPs.

    The 1995 increase was due primarily to an increase of 913,000 access lines since December 31, 1994 and an increase of $107 due to higher customer demand for optional services. The increase in 1995 was partially offset by net rate reductions since December 31, 1994 of approximately $46 which are net of benefits related to the effects of expanded LACPs.

    INTERSTATE ACCESS revenues result from the provision of access services to interexchange carriers to provide telecommunications services between states and from end-user charges collected from residential and business customers. Interstate Access revenues increased $278 (8.5%) in 1996 compared to an increase of $148 (4.7%) in 1995.

    The 1996 increase was due primarily to growth in minutes of use of 8.5%, an increase of $69 due to higher demand for special access services and an increase in end-user charges of $58 attributable to growth in the number of access lines in service. Such increases were offset by net rate reductions since December 31, 1995 of $25.

    The increase for 1995 was due primarily to growth in minutes of use of 8.0%, an increase in end-user charges of $52 attributable to growth in the number of access lines in service and an increase of $42 due to higher demand for special access services. The 1995 increase was partially offset by net rate reductions since December 31, 1994 of approximately $58.

    INTRASTATE ACCESS revenues result from the provision of access services to interexchange carriers which provide telecommunications services between LATAs within a state. In 1996, Intrastate Access revenues decreased $72 (8.1%) compared to a decrease of $24 (2.6%) in 1995.

    The decreases for 1996 and 1995 were due primarily to net rate reductions of $160 and $100, respectively, partially offset by growth in minutes of use of 10.3% and 13.7%, respectively.

    TOLL revenues are received from the provision of long-distance services within (but not between) LATAs. These services include intraLATA service beyond the local calling area; Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand; and special services, such as transport of voice, data and video. Toll revenues decreased $215 (21.3%) in 1996 compared to a decrease of $181 (15.2%) in 1995.

    The decrease for 1996 was primarily attributable to the expansion of LACPs and increased competition from interexchange carriers, the effects of which reduced toll messages by 25.5%. The decrease was partially offset by a retroactive independent company settlement in 1995 which reduced revenues by $31 in that period.

    In 1995, the decrease was due primarily to a decline in toll messages of 11.9%. The decline in toll messages reflects the expansion of LACPs and increased competition from interexchange carriers. The decrease also includes the effect of the retroactive independent company settlement.

    The overall decline in intraLATA toll revenues is expected to continue over the long term.

    WIRELESS COMMUNICATIONS revenues include revenues from consolidated wireless communications businesses (primarily domestic cellular and, prior to 1996, paging within BellSouth Enterprises) as well as revenues from interconnections by unaffiliated cellular carriers with BellSouth Telecommunications' network. (BellSouth's interests in the net income or loss of the unconsolidated wireless businesses within BellSouth Enterprises, which are accounted for under the equity method of accounting, are recorded in Other Income, net.)

    Wireless Communications revenues increased $207 (8.0%) in 1996 compared to an increase of $525 (25.4%) in 1995. The increases for both years resulted primarily from continued growth of the customer base for wireless services in domestic and international markets. The 1996 increase was partially offset by the effect of the January 1996 sale of BellSouth's paging business. Revenues from such paging services were $349 and $276, respectively, in 1995 and 1994. Excluding such paging revenues in 1995, Wireless Communications revenues increased 24.8% in 1996.

    Consistent with anticipated growth in the overall wireless industry, BellSouth's revenues from wireless services are expected to continue to increase. However, the rate of growth of revenues from BellSouth's existing cellular businesses could be adversely affected by competitive pressures on service pricing, the continuing effect of an increasingly diversified customer base with lower average usage and the emergence of new wireless service providers offering personal communications service (PCS).

    DIRECTORY ADVERTISING AND PUBLISHING revenues include revenues derived from publishing, printing and selling advertising in, and performing related services concerning, alphabetical and classified telephone directories. Directory Advertising and Publishing revenues increased $65 (3.9%) in 1996 compared to a $121 (7.8%) increase in 1995.

    The increase for 1996 was primarily due to increases in the volume and prices of advertising sold. The increase was partially offset by the effect of BellSouth Telecommunications' adoption of issue basis accounting for directory revenues, which increased revenues in 1995 by $41, in connection with the discontinuance of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." See Note L to the Consolidated Financial Statements.

    The 1995 increase was due primarily to increases in the volume of advertising sold and the impact of BellSouth Telecommunications' adoption of issue basis accounting for directory revenues.

    OTHER SERVICES revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services and other nonregulated services (primarily inside wire, billing and collection and voice messaging services) offered by BellSouth Telecommunications. Other Services revenues increased $103 (8.9%) in 1996 compared to an increase of $21 (1.9%) in 1995.

    The 1996 increase was primarily attributable to higher demand and prices for nonregulated services, product sales and fees totalling $132. In addition, the increase was also due to incremental rate impacts related to potential sharing under certain state regulatory plans. The increase was partially offset by the sale in 1996 of a subsidiary which performed computer maintenance.

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

OPERATING EXPENSES

    Total Operating Expenses decreased $333 (2.3%) in 1996 compared to an increase of $1,807 (14.1%) in 1995. The 1996 decrease was primarily attributable to the effects of the 1995 work force reduction charge of $1,082 and the sale of BellSouth's paging business in January 1996. Excluding these effects, Total Operating Expenses increased $1,049 (7.9%) in 1996. The components of Total Operating Expenses were as follows:

                                                                                       PERCENT CHANGE
                                                                                  ------------------------
                                                                                   1996 VS.     1995 VS.
                                                   1996       1995       1994        1995         1994
                                                 ---------  ---------  ---------  -----------  -----------
Depreciation and Amortization..................  $   3,719  $   3,455  $   3,259         7.6%         6.0%
                                                 ---------  ---------  ---------
Other Operating Expenses:
  Cost of Services and Products................      6,072      6,184      6,043        (1.8)         2.3
  Selling, General and Administrative..........      4,470      3,873      3,485        15.4         11.1
                                                 ---------  ---------  ---------
                                                    10,542     10,057      9,528         4.8          5.6
                                                 ---------  ---------  ---------
    Subtotal...................................     14,261     13,512     12,787         5.5          5.7
Work Force Reduction Charge....................     --          1,082     --          --           --
                                                 ---------  ---------  ---------
    Total Operating Expenses...................  $  14,261  $  14,594  $  12,787        (2.3)        14.1
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------

    DEPRECIATION AND AMORTIZATION increased $264 (7.6%) in 1996 compared to a $196 (6.0%) increase in 1995.

    The increase for 1996 was due primarily to higher levels of property, plant and equipment and shorter depreciable lives subsequent to the discontinuance of SFAS No. 71. The higher levels of property, plant and equipment resulted from continued growth in the customer base for wireless and wireline services and modernization of the networks. The increase was partially offset by the sale of BellSouth's paging business in January 1996 which had depreciation and amortization of $44 in 1995.

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

    Other Operating Expenses increased $485 (4.8%) in 1996 compared to an increase of $529 (5.6%) in 1995. The increase for 1996 was primarily related to growth in the wireless and wireline businesses, partially offset by the effect of the January 1996 sale of BellSouth's paging business. Excluding such paging-related expenses in 1995, Other Operating Expenses increased $741 (7.6%) in 1996.

    For 1996, expenses related to the cellular and PCS businesses increased $342 and $69, respectively, as a result of sustained growth in the cellular customer base and the initiation of PCS services. At BellSouth Telecommunications, Other Operating Expenses increased $202 due principally to higher business volumes, new service offerings and intensified marketing and advertising. The increase was partially offset by a decrease of approximately $162 for employee-related costs in the wireline telephone operations, and the sale in 1996 of a subsidiary which performed computer maintenance. The decrease in employee-related costs reflects employee reductions attributable to the restructuring and work force reduction plans, partially offset by annual compensation increases for management and represented employees. The 1996 increase in Other Operating expenses also included an increase of approximately $50 in expenses related to the directory advertising and publishing business.

    The 1995 increase was due primarily to increased expenses of approximately $310 related to sustained growth in the cellular customer base, reflecting additional marketing and operational costs associated with higher levels of sales and expanded operations. At BellSouth Telecommunications, Other Operating Expenses increased $114, which reflected volume growth that was partially offset by a decrease of approximately $130 for employee-related costs. Such decrease was attributable to the restructuring plan begun in 1993, partially offset by annual compensation increases for management and represented employees. The 1995 increase in Other Operating Expenses was also attributable to approximately $55 related to growth in the volume of directory advertising sold.

    WORK FORCE REDUCTION CHARGE. In the fourth quarter of 1995, BellSouth recognized a pretax charge of $1,082 ($663 after tax), comprised of $942 ($577 after tax) related to planned work force reductions by the end of 1997, $85 ($52 after tax) for expected severance benefit payments after 1997 and $55 ($34 after tax) for additional net curtailment losses related to employee reductions under a restructuring plan initiated in 1993 and completed in 1995.

    1995 WORK FORCE REDUCTION. The $942 pretax charge was comprised of approximately $561 under the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," related to employees expected to receive severance benefits under preexisting separation plans, and approximately $381 for curtailment losses under the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for
Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Substantially all of the curtailment losses relate to postretirement benefits other than pensions.

    Under this plan, BellSouth Telecommunications expects to reduce the work force of the wireline telephone operations by approximately 11,300 employees by the end of 1997. The work force reduction will be accomplished through the separation of approximately 13,200 employees, partially offset by the planned hiring of new employees primarily to replace those not expected to relocate in connection with the consolidation of work locations. Including a reduction of approximately 800 employees which occurred in December 1995, BellSouth Telecommunications has reduced its work force by approximately 7,000 employees under the 1995 plan through December 31, 1996.

    Once the plan to reduce 11,300 employees is completed, annual net employee cost savings are estimated to be approximately $500 after considering increased costs for outsourced services.

    POSTEMPLOYMENT BENEFITS AND OTHER CHARGES. The pretax charge of $85 represented estimated future postemployment severance benefits to be paid after 1997, also in accordance with the provisions of SFAS No. 112. This component was based on BellSouth's belief that work force reductions will continue under existing separation plans, although at reduced separation benefit levels.

    A pretax charge of $55 was also recorded related to additional net curtailment losses in connection with a restructuring plan initiated in 1993 and completed in 1995. This charge resulted primarily from a greater number of retirement-eligible employees separating under the plan than was originally expected.

OTHER INCOME STATEMENT ITEMS

                                                                                         PERCENT CHANGE
                                                                                    ------------------------
                                                                                     1996 VS.     1995 VS.
                                                     1996       1995       1994        1995         1994
                                                   ---------  ---------  ---------  -----------  -----------
Interest Expense.................................  $     721  $     724  $     666       (0.4)%        8.7%
Gain on Sale of Paging Business..................        442     --         --          --           --
Other Income, net................................        108         20         11      440.0         81.8
Provision for Income Taxes.......................      1,745      1,024      1,243       70.4        (17.6)

    INTEREST EXPENSE includes interest on debt, certain other accrued liabilities and capital leases, partially offset by interest capitalized as a cost of installing equipment and constructing plant. Interest expense decreased $3 (0.4%) in 1996 compared to an increase of $58 (8.7%) in 1995.

    The decrease for 1996 was primarily attributable to lower average interest rates on borrowings due in part to refinancings during 1995, partially offset by higher average debt balances in 1996.

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

    OTHER INCOME, NET includes earnings and losses from unconsolidated subsidiaries, businesses and partnerships; income and losses from the sale of operations; interest and dividend income; minority interests; and other nonoperating items. Other Income, net increased $88 in 1996 compared to an increase of $9 in 1995.

    The 1996 increase resulted primarily from a $55 increase in interest income and lower net minority interest deductions of $35. Equity in losses was ($76) in 1996, an improvement of $10 since 1995. The lower 1996 losses were primarily attributable to improved operating results at unconsolidated domestic cellular operations and certain international businesses, principally operations in Israel and Venezuela. Such improvements were partially offset by increased losses attributable to the continuing development of German cellular operations.

    The increase in Other Income, net in 1995 included a $43 increase in interest income, an improvement of $24 in equity in losses and $18 in lower net minority interest deductions. The increase in Other Income, net was also attributable to a $34 increase in miscellaneous income related to nonstrategic business activities. The increases in Other Income were partially offset by the effect of a gain of $108 in 1994 from the sale of two international cellular investments.

    Equity in losses of unconsolidated affiliates was $(86) in 1995 compared to $(110) in 1994. The lower 1995 losses reflect a reduction in losses in the mobile data communications businesses and higher income from unconsolidated domestic cellular operations, partially offset by increased losses from certain developing international businesses, principally operations in Germany and Israel.

    PROVISION FOR INCOME TAXES increased $721 (70.4%) in 1996 compared to a decrease of $219 (17.6%) in 1995. BellSouth's effective tax rates were 37.9%, 39.6% and 36.5% in 1996, 1995 and 1994, respectively. The lower effective tax rate for 1996 compared to 1995 was due primarily to a higher tax than book basis for the paging business, which resulted in a lower gain on sale for computing tax expense. A reconciliation of the statutory Federal income tax rates to these effective tax rates is provided in Note K to the Consolidated Financial Statements.

EXTRAORDINARY LOSSES

    DISCONTINUANCE OF SFAS NO. 71. In 1995, as a result of its continuing regulatory and marketplace assessments, BellSouth Telecommunications concluded that it was required to discontinue SFAS No. 71 for financial reporting purposes. Accordingly, BellSouth Telecommunications recorded a noncash extraordinary charge of $2,718 (net of a deferred tax benefit of $1,731). The extraordinary charge reflects $3,002 (after tax) to reduce the recorded value of long-lived telephone plant and equipment, all of which was within the regulatory framework, to the level appropriate for nonregulated enterprises. The overall charge was partially offset by $194 related to the method by which BellSouth Telecommunications reported its directory publishing revenues, $71 related to the elimination of regulatory assets and liabilities and $19 for the partial acceleration of unamortized investment tax credits associated with the reductions in asset carrying values and in asset lives.

    See Note L to the Consolidated Financial Statements.

    EARLY EXTINGUISHMENT OF DEBT. During 1995, BellSouth Telecommunications recognized extraordinary losses of $78 (net of a current tax benefit of $49) related to the early extinguishment of outstanding debt issues. See Note E to the Consolidated Financial Statements.

FINANCIAL CONDITION

    BellSouth uses the net cash generated from its operations and external financing to invest in and operate its existing and new businesses and to pay dividends. While current liabilities exceeded current assets at both December 31, 1996 and 1995, BellSouth's sources of funds -- primarily from operations and, to the extent necessary, from readily available external financing arrangements -- are sufficient to meet all current obligations on a timely basis. BellSouth believes that such sources of funds will be sufficient to meet the needs of its business for the foreseeable future.

                                                                                           PERCENT CHANGE
                                                                                      ------------------------
                                                                                       1996 VS.     1995 VS.
                                                       1996       1995       1994        1995         1994
                                                     ---------  ---------  ---------  -----------  -----------
Net Cash Provided by Operating Activities..........  $   5,863  $   5,443  $   5,172        7.7%         5.2%

    OPERATING ACTIVITIES. Net cash provided by operating activities increased $420 (7.7%) in 1996 compared to an increase of $271 (5.2%) in 1995. The increase in 1996 was primarily attributable to a $669 increase in operating income excluding depreciation, amortization and the work force reduction charge. The 1996 increase was partially offset by higher cash expenditures for reductions of accounts payable.

    The increase in 1995 was primarily attributable to a $512 increase in operating income excluding depreciation, amortization and the work force reduction charge. The 1995 increase was partially offset by higher cash expenditures of $258 related to a restructuring plan begun in 1993.

                                                                                        PERCENT CHANGE
                                                                                   ------------------------
                                                                                    1996 VS.     1995 VS.
                                                    1996       1995       1994        1995         1994
                                                  ---------  ---------  ---------  -----------  -----------
Net Cash Used for Investing Activities..........  $  (4,199) $  (4,384) $  (3,935)      (4.2%)       11.4%

    INVESTING ACTIVITIES. BellSouth's primary use of capital resources continues to be for capital expenditures to support development of the wireline and wireless networks. Net cash used for investing activities decreased $185 (4.2%) in 1996 compared to an increase of $449 (11.4%) in 1995. The decrease in 1996 was primarily due to $930 in cash received from the sale of the paging business. The decrease was partially offset by higher capital expenditures of $252 related substantially to wireline and wireless network development and a decrease of $324 in proceeds from other investment dispositions and repayment of advances.

    Capital expenditures were $4,455 in 1996 and are projected to be approximately $4,700 to $5,200 in 1997. Such capital expenditures for 1996 were financed internally and, for 1997, are expected to be financed primarily through internally generated funds and, to the extent necessary, from external sources.

    The increase in 1995 was primarily attributable to higher capital expenditures of $603 related substantially to wireline and wireless network development, partially offset by higher cash proceeds of $188 from investment dispositions and repayment of advances. Substantially all cash required for capital expenditures in 1995 was provided internally.

                                                                                             PERCENT CHANGE
                                                                                         ----------------------
                                                                                          1996 VS.    1995 VS.
                                                        1996        1995        1994        1995        1994
                                                      ---------     -----     ---------  ----------  ----------
Net Cash Provided by (Used for) Financing
 Activities.........................................  $  (2,197)  $      46   $  (1,132)     --          --

    FINANCING ACTIVITIES. During 1996, financing activities used cash of $(2,197) while in 1995 financing activities provided cash of $46. The increased use of cash from 1995 to 1996 of $2,243 primarily reflects higher levels of net proceeds from all borrowing activities in 1995 compared to 1996.

    In September 1995, BellSouth's Board of Directors raised the quarterly dividend by $.015 per share to a total of $.36 per share and declared the same $.36 per share dividend again in November 1995 and for each quarter in 1996.

    The change in cash used for financing activities from 1994 to 1995 was primarily attributable to higher levels of net proceeds from all borrowing activities in 1995 compared to 1994.

    DEBT ACTIVITIES. During 1996, BellSouth issued $300 of long term debt and, with net proceeds as well as cash on hand, redeemed outstanding short-term debt and long-term debentures of $417 and $485, respectively.

    During 1995, BellSouth issued $500 of long-term debt and, with net proceeds, refinanced outstanding short-term debt. Also during 1995, BellSouth issued approximately $1,900 of long-term debt to refinance $1,885 of outstanding long-term debentures, including $485 of debentures redeemed in January 1996. The funds to redeem the $485 of debentures in January 1996 are included in Cash and Cash Equivalents in the Consolidated Balance Sheet at December 31, 1995. In addition, Cash and Cash Equivalents at December 31, 1995 includes $500 which was used to reduce commercial paper on January 2, 1996.

    BellSouth has committed credit lines aggregating $1,951 with various banks. Borrowings under the committed credit lines totaled $92 at December 31, 1996. BellSouth also maintains uncommitted lines of credit of $650. At December 31, 1996, there were no borrowings under the uncommitted lines. As of February 14, 1997, shelf registration statements were on file with the Securities and Exchange Commission under which $1,927 of debt securities could be publicly offered.

    BellSouth's debt to total capitalization ratio, adjusted in 1995 to exclude the $485 of debentures redeemed in January 1996, decreased to 43.5% at December 31, 1996 from 46.7% at December 31, 1995. The decrease was primarily caused by a reduction in short-term borrowings and an increase in shareholders' equity due to earnings during 1996.

    DERIVATIVE ACTIVITIES. BellSouth enters into foreign exchange forward contracts, currency swap agreements and interest rate swap agreements in its normal course of business for hedging purposes. These financial instruments are used to mitigate foreign currency and interest rate risks, although to a limited extent they expose the company to market and credit risks. The credit risks associated with these instruments are controlled through the evaluation and continual monitoring of the creditworthiness of the counterparties. In the event that a counterparty fails to meet the terms of a contract or agreement, BellSouth's exposure is limited to the then current value of the currency rate or interest rate differential, not the full notional amount. Such contracts and agreements have been executed with creditworthy financial institutions whose credit ratings are generally AA/Aa or higher. As such, BellSouth considers the risk of nonperformance to be remote. See Note N to the Consolidated Financial Statements for additional information.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

    REGULATORY ENVIRONMENT. In providing telecommunications services, BellSouth is subject to regulation by both state and federal regulators with respect to rates, services, competition and other issues. BellSouth's primary regulatory focus has been directed toward modifying the regulatory process to one that is more closely aligned with changing market conditions and overall public policy objectives. As an alternative to regulation of intrastate earnings, BellSouth has sought price regulation, whereby prices of basic service are regulated and the pricing of other products and services are based on market factors. While price regulation plans do not provide for the direct recovery through basic service rates of cost increases or extraordinary expenses, they generally provide more flexibility to meet competitive pricing levels. BellSouth Telecommunications has price regulation plans approved or authorized in all states in its wireline territory, although the implementation of the Tennessee plan has been stayed by a court pending resolution of a number of issues. At the federal level, BellSouth Telecommunications is operating under a price regulation plan established by the Federal Communications Commission (FCC) in 1995.This plan provided a productivity option, which BellSouth
Telecommunications selected, that eliminated both earnings limitations and sharing requirements.

    ECONOMY. The nation's output of goods and services, which grew 2.0% in 1995, grew at a moderate rate of 2.3% in 1996. Employment in nonfarm business establishments grew 2.2% during the year and the unemployment rate averaged 5.4%. The economy of the nine-state region served by BellSouth Telecommunications' wireline telephone business grew slightly faster than the national economy. The number of jobs in nonfarm businesses grew 2.3% as the unemployment rate averaged 5.0% for the year. Real income expanded at an estimated 3.7%. Net migration added approximately 400,000 persons, accounting for half of the region's population growth. The demand for telecommunications services in the region reflected the strength of its economic and population growth. Moderate economic expansion is expected during 1997, as tight labor markets, slow labor force growth and modest productivity growth act to constrain the pace of growth. The region's cost advantages and strong net migration should bring an economic growth rate comparatively better than the nation's and further increase the demand for telecommunications services. The increased competition faced by BellSouth Telecommunications and the growing percentage of revenues from unregulated businesses make BellSouth's financial performance more susceptible to changes in the economy than previously, as its operations reflect the more competitive business environment and the greater demand elasticities for its products and services.

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

    THE 1996 ACT. The 1996 Act requires the elimination of state legislative and regulatory barriers to competition for local telephone service, subject only to competitively neutral requirements to preserve and advance universal service, protect the public safety and welfare, maintain the quality of telecommunications services and safeguard the rights of customers. The 1996 Act also includes requirements that BellSouth negotiate with other carriers for interconnection, use of network elements on an unbundled basis and resale of local services. If a negotiated agreement cannot be reached, either party may seek arbitration with the state regulatory authority or the FCC if the state fails to act. If rates are disputed, the arbitrator must set rates for access to network elements on an unbundled basis, based on cost, which may include a reasonable profit. BellSouth is also required to negotiate to provide retail services at wholesale rates for the purposes of resale by competing carriers. If agreement cannot be reached, the arbitrator shall set the wholesale rates at BellSouth's retail rates less costs to be avoided. BellSouth Telecommunications has executed over 40 interconnection or resale agreements with such carriers and is currently involved in arbitration proceedings with a number of other carriers, including AT&T, MCI and Sprint. The arbitration results for the wholesale discount rates vary by state from approximately 15% to 21%.

    In connection with the requirements of the 1996 Act, in August 1996, the FCC released an order adopting rules governing interconnection and open competition in the local telephone service industry (the Order). Among the issues specifically addressed by the Order are the network elements that BellSouth must make available; pricing standards to be followed by states in setting rates for interconnection; access to network elements on an unbundled basis and resold services. BellSouth and several other incumbent local exchange carriers (ILECs) joined in an appeal of the Order to the United States Court of Appeals for the Eighth Circuit (the Court). Upon request of several state commissions and ILECs, the Court stayed the Order in part, pending appeal. Such stay relates to pricing prescriptions and certain other terms. The Court heard oral arguments in January 1997, and a decision is pending. Notwithstanding these developments, however, as discussed above, BellSouth Telecommunications and a number of carriers have negotiated interconnection agreements and state regulatory commissions are arbitrating or have approved various terms of interconnection between BellSouth Telecommunications and other carriers. These terms may be revised, depending on, among other things, the outcome of the appeal of the Order.

    The 1996 Act also requires the FCC to identify the local service subsidy provided by access charges; to provide for the removal of such subsidy from access rates in order that access charges reflect underlying costs; to arrange for a universal service fund to ensure the continuation of universal service; and to develop the arrangements for payments into that fund by all carriers. The FCC is currently engaged in this proceeding. In addition, the FCC has commenced a proceeding to revise its access charge rules. Until final orders are issued by the FCC and any judicial appeals have been concluded, it will not be possible to determine the impact on access charge revenues; however, an interim access charge plan provides for lower access charges paid by carriers that purchase unbundled network elements from ILECs or that connect wireless communications with the wireline networks of the ILECs.

    In attempting to comply with the technical requirements of interconnection, BellSouth expects to incur significant costs associated with the development or modification of systems necessary to make interconnection possible. For example, BellSouth Telecommunications will be required to provide for long-term number portability whereby customers switching to competing local carriers will be able to retain their telephone numbers without interruption. It is unclear as to what degree BellSouth will be able to recover these costs.

    Until the FCC issues final orders on matters such as access reform, universal service and number portability, as well as other matters, and any judicial appeals have been concluded, it will not be possible to determine the impact the 1996 Act will have on BellSouth's financial position or annual operations results or cash flows.

    WIRELESS SERVICES. The FCC's PCS licensing process allows multiple new competitors for BellSouth's businesses. Licenses to provide PCS services have been won in auction by AT&T, Bell Holding Company consortia and other large and well-capitalized entities. PCS will provide competition to BellSouth's local wireline and wireless telephone businesses. Several competitive PCS systems are now operational.

    In many markets, competing cellular service is provided by businesses owned or controlled by a Bell Holding Company, AT&T or a major telephone company. In addition, Bell Atlantic Corporation and NYNEX Corporation have combined their cellular businesses, and U S West, Inc. and AirTouch Communications have announced that they plan to merge their cellular businesses. Those four companies have also formed a joint venture to provide PCS in many domestic markets.

    BELLSOUTH COMPETITIVE STRATEGY. BellSouth has developed three main strategies that govern its business decisions in the increasingly competitive telecommunications industry. First, BellSouth will strengthen its leadership position throughout its nine-state wireline territory by (a) enhancing and building its brand strength and distribution channels; (b) providing full-service offerings including wireline and wireless, local and long-distance, and video and electronic commerce services; and (c) controlling costs. Second, BellSouth will continue to grow profitably its domestic wireless business by (a) deploying value-added products and services and competitive technology; (b) strengthening and expanding distribution channels including joint marketing with BellSouth Telecommunications; and (c) expanding in-region wireless coverage through successful bidding for PCS licenses and other acquisitions. Third, BellSouth will continue to grow and develop its Latin American and other international operations.

    NEW SERVICES. Notwithstanding the inevitable loss of local service customers and other risks associated with increased competition, BellSouth will have the opportunity to benefit from entry into new business markets. For example, the presence of competition, among other things, can allow BellSouth to qualify to offer interLATA wireline service under provisions contained in the 1996 Act. BellSouth believes that in order to remain competitive in the future, it must aggressively pursue a corporate strategy of expanding its offerings beyond its traditional businesses and markets. These offerings include interLATA services, information services and video and electronic commerce services. BellSouth has entered some of these businesses through investments in, strategic alliances with and acquisitions of established companies in such industries and through the development of some of these services and capabilities internally. For example, among other initiatives, BellSouth has acquired several cable TV rights, is conducting a trial of cable TV service and is providing Internet access. BellSouth also intends to continue to pursue certain foreign telecommunications licenses as they are offered.

    BellSouth plans to begin offering interLATA wireline service in each of its in-region states as soon as the FCC approves its application for each state. BellSouth has filed documents with the Georgia Public Service Commission requesting that the Georgia Commission approve a statement of generally available terms and conditions as provided for in the 1996 Act and to establish that such terms and conditions meet the competitive checklist. BellSouth will file an application for each state as soon as it believes the conditions are met. Because of the proceedings required to obtain approval and the potential challenges of competitors and others, it is uncertain when BellSouth will be authorized to commence interLATA service in any of its in-region states. The 1996 Act requires that in-region interLATA service be provided through a subsidiary separate from BellSouth Telecommunications.

    JOINT MARKETING. The 1996 Act allows BellSouth to market wireless and other services jointly with its wireline local exchange services; previously, separate marketing was required. This change has enabled BellSouth to more efficiently offer and provide integrated telecommunications. In March 1996, BellSouth began joint marketing of wireless and wireline services in selected markets. In addition, as permitted by the 1996 Act, BellSouth intends to jointly market other services such as video, internet access and, eventually, interLATA service with its wireline and wireless services.

    1995 WORK FORCE REDUCTION. As another part of its competitive strategy, BellSouth Telecommunications announced in 1995 a plan to reduce its work force by approximately 11,300 employees by the end of 1997. Also, in 1995, BellSouth Telecommunications completed the restructuring of its telephone operations that had been announced in 1993.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              REPORT OF MANAGEMENT

    To the Shareholders of BellSouth Corporation:

    These financial statements have been prepared in conformity with generally accepted accounting principles and have been audited by Coopers & Lybrand L.L.P., independent accountants, whose report is contained herein.

    The integrity and objectivity of the data in these financial statements including estimates and judgments relating to matters not concluded by the end of the year, are the responsibility of the management of BellSouth. Management has also prepared all other information included therein unless indicated otherwise.

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

    Management maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. In addition, as part of its audit of these financial statements, Coopers & Lybrand L.L.P. completed a review of the accounting controls to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied. Management has considered the internal auditor's and Coopers & Lybrand L.L.P.'s recommendations concerning the system of internal controls and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that as of December 31, 1996, the system of internal controls was adequate to accomplish the objectives discussed herein.

    Management also recognizes its responsibility for fostering a strong ethical climate so that BellSouth's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is communicated to all employees through policies and guidelines addressing such issues as conflict of interest, safeguarding of BellSouth's real and intellectual properties, providing equal employment opportunities and ethical relations with customers, suppliers and governmental representatives. BellSouth maintains a program to assess compliance with these policies and our ethical standards through its Senior Vice President, Executive Staff Officer and Corporate Secretary.

                      /s/ F. Duane Ackerman                          /s/ Ronald M. Dykes

F. Duane Ackerman                           Ronald M. Dykes
PRESIDENT AND CHIEF EXECUTIVE OFFICER       EXECUTIVE VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER

February 3, 1997

                       AUDIT COMMITTEE CHAIRMAN'S LETTER

    The Audit Committee of the Board of Directors consists of four members who are neither officers nor employees of BellSouth Corporation. Information as to these persons, as well as their duties, is provided in the Proxy Statement. The Audit Committee met six times during 1996 and reviewed with the Chief Corporate Auditor, Coopers & Lybrand L.L.P. and management current audit activities, plans and the results of selected internal audits. The Audit Committee also reviewed the objectivity of the financial reporting process and the adequacy of internal controls. The Audit Committee recommended, subject to shareholder ratification, the appointment of the independent accountants and considered factors relating to their independence. In addition, the Audit Committee provided guidance in matters regarding ethical considerations and business conduct, reviewed the operations of political action committees and monitored compliance with laws and regulations. The Chief Corporate Auditor and Coopers & Lybrand L.L.P. each met privately with the Audit Committee on occasion to encourage confidential discussions as to any auditing matters.
                                          /s/ Marshall M. Criser
                                          Marshall M. Criser
                                          CHAIRMAN, AUDIT COMMITTEE
February 3, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS
To the Shareholders
BellSouth Corporation
Atlanta, Georgia

    We have audited the accompanying consolidated balance sheets of BellSouth Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of BellSouth's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BellSouth Corporation as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

    As discussed in Note L to the consolidated financial statements, BellSouth discontinued accounting for the operations of BellSouth Telecommunications, Inc. in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," effective June 30, 1995.
                                          /s/ Coopers & Lybrand L.L.P.
Atlanta, Georgia
February 3, 1997

                             BELLSOUTH CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------
                                                                              1996         1995         1994
                                                                            ---------    ---------    ---------
Operating Revenues:
  Network and related services:
    Local service.......................................................    $   8,082    $   7,294    $   6,863
    Interstate access...................................................        3,553        3,275        3,127
    Intrastate access...................................................          812          884          908
    Toll................................................................          794        1,009        1,190
  Wireless communications...............................................        2,799        2,592        2,067
  Directory advertising and publishing..................................        1,742        1,677        1,556
  Other services........................................................        1,258        1,155        1,134
                                                                            ---------    ---------    ---------
    Total Operating Revenues............................................       19,040       17,886       16,845
                                                                            ---------    ---------    ---------
Operating Expenses:
  Cost of services and products.........................................        6,072        6,184        6,043
  Depreciation and amortization.........................................        3,719        3,455        3,259
  Selling, general and administrative...................................        4,470        3,873        3,485
  Work force reduction charge (Note J)..................................       --            1,082       --
                                                                            ---------    ---------    ---------
    Total Operating Expenses............................................       14,261       14,594       12,787
                                                                            ---------    ---------    ---------
Operating Income........................................................        4,779        3,292        4,058
Interest Expense........................................................          721          724          666
Gain on Sale of Paging Business (Note B)................................          442       --           --
Other Income, net.......................................................          108           20           11
                                                                            ---------    ---------    ---------
Income Before Income Taxes and Extraordinary Losses.....................        4,608        2,588        3,403
Provision for Income Taxes (Note K).....................................        1,745        1,024        1,243
                                                                            ---------    ---------    ---------
Income Before Extraordinary Losses......................................        2,863        1,564        2,160
Extraordinary Loss for Discontinuance of SFAS No. 71,
 net of tax (Note L)....................................................       --           (2,718)      --
Extraordinary Loss on Early Extinguishment of Debt,
 net of tax (Note E)....................................................       --              (78)      --
                                                                            ---------    ---------    ---------
      Net Income (Loss).................................................    $   2,863    $  (1,232)   $   2,160
                                                                            ---------    ---------    ---------
                                                                            ---------    ---------    ---------

Weighted Average Common Shares Outstanding (Note G).....................          994          993          992
Dividends Declared Per Common Share (Note G)............................    $    1.44    $    1.41    $    1.38

Earnings (Loss) Per Share: (Note G)
  Income Before Extraordinary Losses....................................    $    2.88    $    1.57    $    2.18
  Extraordinary Loss for Discontinuance of SFAS No. 71,
   net of tax (Note L)..................................................       --            (2.73)      --
  Extraordinary Loss on Early Extinguishment of Debt,
   net of tax (Note E)..................................................       --             (.08)      --
                                                                            ---------    ---------    ---------
      Net Income (Loss).................................................    $    2.88    $   (1.24)   $    2.18
                                                                            ---------    ---------    ---------
                                                                            ---------    ---------    ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                             BELLSOUTH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                                       DECEMBER 31,
                                                                                                   --------------------
                                                                                                     1996       1995
                                                                                                   ---------  ---------
ASSETS
Current Assets:
  Cash and cash equivalents......................................................................  $   1,178  $   1,711
  Temporary cash investments.....................................................................         51         71
  Accounts receivable, net of allowance for uncollectibles of $180 and $171......................      4,087      3,772
  Material and supplies..........................................................................        451        430
  Other current assets...........................................................................        531        521
                                                                                                   ---------  ---------
    Total Current Assets.........................................................................      6,298      6,505
                                                                                                   ---------  ---------
Investments and Advances (Note B)................................................................      2,430      2,418
Property, Plant and Equipment, net (Note C)......................................................     21,825     21,092
Deferred Charges and Other Assets................................................................        610        338
Intangible Assets, net...........................................................................      1,405      1,527
                                                                                                   ---------  ---------
    Total Assets.................................................................................  $  32,568  $  31,880
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Debt maturing within one year (Note E).........................................................  $   2,124  $   2,951
  Accounts payable...............................................................................      1,446      1,724
  Other current liabilities (Note D).............................................................      2,871      2,715
                                                                                                   ---------  ---------
    Total Current Liabilities....................................................................      6,441      7,390
                                                                                                   ---------  ---------
Long-Term Debt (Note E)..........................................................................      8,116      7,924
                                                                                                   ---------  ---------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes..............................................................      1,899      1,650
  Unamortized investment tax credits.............................................................        278        355
  Other liabilities and deferred credits (Note F)................................................      2,585      2,736
                                                                                                   ---------  ---------
    Total Deferred Credits and Other Liabilities.................................................      4,762      4,741
                                                                                                   ---------  ---------
Shareholders' Equity:
  Common stock, $1 par value (2,200 shares authorized; 991 and 994 shares outstanding)...........      1,009      1,007
  Paid-in capital................................................................................      7,697      7,619
  Retained earnings..............................................................................      5,541      4,099
  Shares held in trust and treasury (Note G).....................................................       (532)      (374)
  Guarantee of ESOP debt (Note H)................................................................       (466)      (526)
                                                                                                   ---------  ---------
    Total Shareholders' Equity...................................................................     13,249     11,825
                                                                                                   ---------  ---------
    Total Liabilities and Shareholders' Equity...................................................  $  32,568  $  31,880
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                             BELLSOUTH CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN MILLIONS)

                                              NUMBER OF SHARES                              AMOUNT
                                           ----------------------   ------------------------------------------------------
                                                       SHARES                                       SHARES       GUARANTEE
                                           COMMON   HELD IN TRUST    PAR    PAID-IN   RETAINED   HELD IN TRUST    OF ESOP
                                           STOCK    AND TREASURY    VALUE   CAPITAL   EARNINGS   AND TREASURY      DEBT
                                           ------   -------------   ------  -------   --------   -------------   ---------
Balance at December 31, 1993.............    502          (6)       $  502  $ 8,010   $ 5,919        $(293)        $(643)
Net income...............................                                               2,160
Dividends declared.......................                                              (1,370)
Shares issued for:
  Employee benefit plans.................                                         6
  Grantor trusts.........................      1          (1)            1       42                    (43)
ESOP activities and related tax
 benefit.................................                                                  12                         59
Foreign currency translation
 adjustment..............................                                         6
                                           ------        ---        ------  -------   --------      ------       ---------
Balance at December 31, 1994.............    503          (7)          503    8,064     6,721         (336)         (584)
Two-for-one stock split (Note G).........    503          (6)          503     (503)
Net loss.................................                                              (1,232)
Dividends declared.......................                                              (1,400)
Shares issued for:
  Employee benefit plans.................      1                         1       30
  Grantor trusts.........................                                        38                    (38)
ESOP activities and related tax
 benefit.................................                                                  10                         58
Foreign currency translation
 adjustment..............................                                       (10)
                                           ------        ---        ------  -------   --------      ------       ---------
Balance at December 31, 1995.............  1,007         (13)        1,007    7,619     4,099         (374)         (526)
Net income...............................                                               2,863
Dividends declared.......................                                              (1,430)
Shares issued for:.......................
  Employee benefit plans.................      1                         1       14                     11
  Grantor trusts.........................      1          (1)            1       34                    (35)
Shares purchased for:
  Treasury...............................                 (3)                                          (85)
  Grantor trusts.........................                 (1)                                          (49)
ESOP activities and related tax
 benefit.................................                                                   9                         60
Foreign currency translation
 adjustment..............................                                        30
                                           ------        ---        ------  -------   --------      ------       ---------
Balance at December 31, 1996.............  1,009         (18)       $1,009  $ 7,697   $ 5,541        $(532)        $(466)
                                           ------        ---        ------  -------   --------      ------       ---------
                                           ------        ---        ------  -------   --------      ------       ---------


                                            TOTAL
                                           -------
Balance at December 31, 1993.............  $13,495
Net income...............................    2,160
Dividends declared.......................   (1,370)
Shares issued for:
  Employee benefit plans.................        6
  Grantor trusts.........................       --
ESOP activities and related tax
 benefit.................................       71
Foreign currency translation
 adjustment..............................        6
                                           -------
Balance at December 31, 1994.............   14,368
Two-for-one stock split (Note G).........       --
Net loss.................................   (1,232)
Dividends declared.......................   (1,400)
Shares issued for:
  Employee benefit plans.................       31
  Grantor trusts.........................       --
ESOP activities and related tax
 benefit.................................       68
Foreign currency translation
 adjustment..............................      (10)
                                           -------
Balance at December 31, 1995.............   11,825
Net income...............................    2,863
Dividends declared.......................   (1,430)
Shares issued for:.......................
  Employee benefit plans.................       26
  Grantor trusts.........................       --
Shares purchased for:
  Treasury...............................      (85)
  Grantor trusts.........................      (49)
ESOP activities and related tax
 benefit.................................       69
Foreign currency translation
 adjustment..............................       30
                                           -------
Balance at December 31, 1996.............  $13,249
                                           -------
                                           -------

  The accompanying notes are an integral part of these consolidated financial statements.

                             BELLSOUTH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                                            ---------------------------------
                                                                                              1996        1995        1994
                                                                                            ---------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).......................................................................  $   2,863  $   (1,232) $    2,160
  Adjustments to net income (loss):
    Gain on sale of paging business.......................................................       (442)     --          --
    Depreciation and amortization.........................................................      3,719       3,455       3,259
    Provision for uncollectibles..........................................................        254         213         175
    Deferred income taxes and unamortized investment tax credits..........................        120      (1,971)        (19)
    Pension expense in excess of funding/(pension income).................................        (14)        (53)         28
    Dividends from unconsolidated affiliates..............................................        130         149         122
    Losses from unconsolidated affiliates, net............................................         76          86         110
    Extraordinary loss for discontinuance of SFAS No. 71..................................     --           4,449      --
    Extraordinary loss on early extinguishment of debt....................................     --             127      --
    Payment of call premium...............................................................     --             (74)     --
    Work force reduction charge...........................................................     --           1,082      --
    Net change in:
      Accounts receivable and other current assets........................................       (645)       (770)       (741)
      Accounts payable and other current liabilities......................................       (708)       (283)       (187)
      Deferred charges and other assets...................................................       (126)        (28)        (34)
      Other liabilities and deferred credits..............................................        581         315         437
    Other reconciling items, net..........................................................         55         (22)       (138)
                                                                                            ---------  ----------  ----------
    Net cash provided by operating activities.............................................      5,863       5,443       5,172
                                                                                            ---------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................................................     (4,455)     (4,203)     (3,600)
  Proceeds from sale of paging business...................................................        930      --          --
  Proceeds from disposition of short-term investments.....................................        355         187         107
  Purchases of short-term investments.....................................................       (336)       (207)       (108)
  Proceeds from investment dispositions and repayments of advances........................        102         426         238
  Investments in and advances to unconsolidated affiliates................................       (620)       (521)       (623)
  Other investing activities, net.........................................................       (175)        (66)         51
                                                                                            ---------  ----------  ----------
    Net cash used for investing activities................................................     (4,199)     (4,384)     (3,935)
                                                                                            ---------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings.....................................................     23,942      21,075      22,489
  Repayments of short-term borrowings.....................................................    (24,439)    (20,565)    (22,306)
  Proceeds from long-term debt............................................................        392       2,488         191
  Repayments of long-term debt............................................................       (544)     (1,555)       (129)
  Dividends paid..........................................................................     (1,430)     (1,385)     (1,369)
  Other financing activities, net.........................................................       (118)        (12)         (8)
                                                                                            ---------  ----------  ----------
    Net cash provided by (used for) financing activities..................................     (2,197)         46      (1,132)
                                                                                            ---------  ----------  ----------
Net Increase (Decrease) in Cash and Cash Equivalents......................................       (533)      1,105         105
Cash and Cash Equivalents at Beginning of Period..........................................      1,711         606         501
                                                                                            ---------  ----------  ----------
Cash and Cash Equivalents at End of Period................................................  $   1,178  $    1,711  $      606
                                                                                            ---------  ----------  ----------
                                                                                            ---------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

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

    Substantially all of BellSouth's operating revenues are derived from domestic operations. For the year ended December 31, 1996, approximately 70% of BellSouth's operating revenues were from wireline and network services, 15% were from wireless communications services and 9% were from directory advertising and publishing services. The remainder of such operating revenues was derived principally from other nonregulated services provided by BellSouth Telecommunications.

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

    Effective June 30, 1995, BellSouth discontinued application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." See Note L for further discussion of the impacts of discontinuance of SFAS No. 71.

    CASH AND CASH EQUIVALENTS. BellSouth considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investments with an original maturity of over three months to one year are not considered cash equivalents and are included as temporary cash investments on the consolidated balance sheets. Interest income on cash equivalents, temporary cash investments and other interest-bearing instruments was $163, $108 and $65 for the years ended December 31, 1996, 1995 and 1994, respectively.

    MATERIAL AND SUPPLIES. New and reusable material is carried in inventory, principally at average original cost, except that specific costs are used in the case of large individual items. Nonreusable material is carried at estimated salvage value.

    PROPERTY, PLANT AND EQUIPMENT. The investment in property, plant and equipment is stated at original cost. For plant dedicated to providing regulated telecommunications services, depreciation is based on the remaining life method of depreciation and straight-line composite rates determined on the basis of equal life groups of certain categories of telephone plant acquired in a given year. When depreciable telephone plant is disposed of, the original cost less net salvage value is charged to accumulated depreciation. The cost of other property, plant and equipment is depreciated using either

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE A -- ACCOUNTING POLICIES (CONTINUED) straight-line or accelerated methods over the estimated useful lives of the assets. Gains or losses on disposal of other depreciable property, plant and equipment are recognized in the year of disposition as an element of other non-operating income.

    INTANGIBLE ASSETS. Intangible assets consist of the excess consideration paid over the fair value of net assets acquired in business combinations, acquired licenses and customer lists. Intangible assets are being amortized using the straight-line and accelerated methods over periods of benefit. Such periods do not exceed 40 years. The carrying value of intangible assets is periodically reviewed on the basis of whether such intangibles are fully recoverable from projected, discounted net cash flows of the related business unit. Amortization of such intangibles was $49, $50 and $53 for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, accumulated amortization of intangibles was $220 and $228, respectively.

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

    Exchange gains and losses on transactions of the company and its equity investees denominated in a currency other than their functional currency are generally included in results of operations as incurred unless the transactions are hedged (see "Derivative Financial Instruments" below). The exchange gains and losses for the years ended December 31, 1996, 1995 and 1994 were not material.

    DERIVATIVE FINANCIAL INSTRUMENTS. Foreign exchange forward contracts are carried at fair value in the consolidated balance sheets. Gains and losses on foreign exchange forward contracts used as currency hedges of existing assets or liabilities are deferred and offset the deferred losses and gains of the underlying asset or liability. The net effect is ultimately recognized in income as the underlying transaction matures. Gains and losses related to qualifying hedges of firm commitments also are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs.

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

    REVENUE RECOGNITION. Revenues are recognized when earned. Certain revenues derived from local telephone and wireless services are billed monthly in advance and are recognized the following month when services are provided. Directory advertising and publishing revenues and related directory costs are recognized upon publication of directories. Revenues derived from other telecommunications services, principally network access, toll and cellular airtime usage, are recognized monthly as services are provided. Allowances for uncollectible billed services are adjusted monthly. The provision for such uncollectible accounts was $254, $213 and $175 for the years ended December 31, 1996, 1995 and 1994, respectively.

    Revenues from services provided to AT&T Corp., BellSouth's largest customer, were approximately 9%, 10% and 11% of consolidated operating revenues for 1996, 1995 and 1994, respectively.

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

NOTE B -- INVESTMENTS, ADVANCES AND SALES OF OPERATIONS
    Investments and advances as of December 31 consist of the following:

                                                                                       1996       1995
                                                                                     ---------  ---------
Investments accounted for under the equity method..................................  $   1,676  $   1,845
Advances to and notes receivable from affiliates...................................        675        477
Other investments..................................................................         79         96
                                                                                     ---------  ---------
  Total Investments and Advances...................................................  $   2,430  $   2,418
                                                                                     ---------  ---------
                                                                                     ---------  ---------

    BellSouth's equity method investments primarily include various partnerships in domestic and international wireless properties and other international communications consortiums. Losses related to investments accounted for under the equity method were $(76), $(86) and $(110) for the three years ended December 31, 1996, 1995 and 1994, respectively, and are included as a component of Other Income, net.

    DOMESTIC CELLULAR. BellSouth's domestic cellular investments consist primarily of a 60.0% non-controlling financial interest in the Los Angeles Cellular Telephone Company and a 43.8% interest in the Houston Cellular Telephone Company. At December 31, 1996, BellSouth's aggregate investment in these entities exceeded the underlying book value of the investees' net assets by $880. The excess of consideration paid over net assets acquired along with other intangible assets is being amortized using either straight-line or accelerated methods over periods of benefit, which do not exceed 40 years.

    INTERNATIONAL COMMUNICATIONS. BellSouth has equity investments in international cellular operations in Latin America, Europe, the Asia-Pacific region and other international markets with ownership ranging from 22.5% to 53.3%. Telcel Cellular C.A. (TelCel), in which BellSouth has a noncontrolling 53.3% interest, provides cellular telephone service in Venezuela. BellSouth is a 24.5% participant in Optus, an international consortium which provides a full spectrum of telecommunications services in Australia, including switched network and enhanced services, wireless and satellite based services. BellSouth is a 22.5% participant in the E-Plus Mobilfunk consortium (E-Plus), which provides cellular telephone service in Germany.

    OTHER INVESTMENTS. BellSouth has noncontrolling financial interests ranging from 70% to 80% in the CSL Ventures and 1155 Peachtree Associates real estate partnerships. BellSouth had notes receivable from and advances to these partnerships totaling $193 and $188 at December 31, 1996 and 1995, respectively. The notes bear interest at rates ranging from 6.31% to 9.31% while the advances bear

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE B -- INVESTMENTS, ADVANCES AND SALES OF OPERATIONS (CONTINUED) interest at the federal funds rate plus .30%. Principal amounts outstanding at December 31, 1996 are due and payable to BellSouth between January 15, 1998 and August 8, 2002. The instruments require periodic payments of interest and are collateralized by various real estate holdings.

    BellSouth has a credit agreement with Prime South Diversified, Inc. (Prime) to provide up to $250 in financing, of which $250 and $185 had been borrowed by Prime as of December 31, 1996 and 1995, respectively. The loan is collateralized by the stock of Prime, which indirectly wholly owns Community Cable TV in Las Vegas, and its wholly-owned subsidiary Prime South Holdings, Inc. The loan bears interest at a variable rate of 10% to 11% and matures in 2001.

    BellSouth and RAM Communications Group, Inc. are partners in an entity that owns and operates certain mobile data communications networks. Through its investment, BellSouth holds a 49% interest in the United States mobile data operations and various interests in foreign mobile data operations ranging from 6% to 72.5%.

    In 1996, BellSouth initiated a tender offer for a controlling interest in an entity that provides cellular telephone service in Peru. BellSouth deposited $148 in escrow arrangements pending the outcome of the tender offer. Such amount is included in Deferred Charges and Other Assets in the accompanying consolidated balance sheet. In January 1997, BellSouth successfully completed the tender offer, acquiring a 58.7% interest in the entity.

    Minority interests of consolidated subsidiaries, included as a component of Other Income, net, were $(27), $(62) and $(80) for the years ended December 31, 1996, 1995 and 1994, respectively.

    SALES OF OPERATIONS. In January 1996, BellSouth sold to Mobile Media Communications, Inc. its paging subsidiary, Mobile Communications Corporation of America (MCCA), and its two-way nationwide narrowband personal communications services license for a total of approximately $930. The pretax gain on such sale was $442. MCCA's operating revenues were $349 and $276, respectively, for the years ended December 31, 1995 and 1994. Total operating expenses were $300 and $245, respectively, for the years ended December 31, 1995 and 1994. Total assets at December 31, 1995 were $355.
    In 1994, BellSouth disposed of its interests in cellular telephone businesses in Mexico and France. BellSouth recognized gains from these dispositions aggregating $108, which are included in Other Income, net.

NOTE C -- PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment is summarized as follows at December 31:

                                                                                     1996       1995
                                                                                   ---------  ---------
Outside plant....................................................................  $  20,866  $  20,092
Central office equipment.........................................................     17,442     16,132
Building and building improvements...............................................      3,595      3,303
Operating and other equipment....................................................      3,595      2,952
Furniture and fixtures...........................................................      3,017      2,791
Plant under construction.........................................................        716        782
Station equipment................................................................        638        626
Land.............................................................................        190        191
                                                                                   ---------  ---------
                                                                                      50,059     46,869
  Less: Accumulated depreciation.................................................     28,234     25,777
                                                                                   ---------  ---------
    Total Property, Plant and Equipment, net.....................................  $  21,825  $  21,092
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    See Note L for a discussion of the discontinuance of SFAS No. 71 and its effect on Property, Plant and Equipment.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE D -- OTHER CURRENT LIABILITIES
    Other current liabilities are summarized as follows at December 31:

                                                                                       1996       1995
                                                                                     ---------  ---------
Advanced billing and customer deposits.............................................  $     539  $     493
Taxes accrued......................................................................        517        382
Dividends payable..................................................................        363        363
Salaries and wages payable.........................................................        335        325
Postemployment benefits (see Note J)...............................................        303        273
Interest and rents accrued.........................................................        293        282
Compensated absences...............................................................        244        317
Other..............................................................................        277        280
                                                                                     ---------  ---------
  Total Other Current Liabilities..................................................  $   2,871  $   2,715
                                                                                     ---------  ---------
                                                                                     ---------  ---------

NOTE E -- DEBT
    DEBT MATURING WITHIN ONE YEAR: Debt maturing within one year is summarized as follows at December 31:

                                                                                       1996       1995
                                                                                     ---------  ---------
Debentures Redeemed in January 1996................................................  $  --      $     485
Short-term notes payable:
  Bank loans.......................................................................         73         85
  Commercial paper.................................................................      1,885      2,302
Current maturities of long-term debt...............................................        166         79
                                                                                     ---------  ---------
  Total Debt Maturing Within One Year..............................................  $   2,124  $   2,951
                                                                                     ---------  ---------
                                                                                     ---------  ---------
Weighted average interest rate at end of period:
  Bank loans.......................................................................       7.40%      7.50%
  Commercial paper.................................................................       5.50%      5.81%

    BellSouth has committed credit lines aggregating $1,951 with various banks. Borrowings under the committed lines totaled $92 and $66, respectively, at December 31, 1996 and 1995. BellSouth also maintains uncommitted lines of credit aggregating $650. At December 31, 1996, there were no borrowings under the uncommitted lines. There are no significant commitment fees or requirements for compensating balances associated with any lines of credit.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE E -- DEBT (CONTINUED)
    LONG-TERM: Long-term debt, summarized below, consists primarily of debentures and notes issued by BellSouth Telecommunications. Interest rates and maturities in the table below are for the amounts outstanding at December 31, 1996.

                                                   CONTRACTUAL
                                                  INTEREST RATES      MATURITIES      1996       1995
                                                ------------------  --------------  ---------  ---------
BellSouth Telecommunications Debentures:           4 3/8% - 6 3/4%     1997 - 2045  $   1,905  $   1,915
                                                        6.65% - 7%            2095        635        626
                                                       7% - 8 1/4%     2010 - 2035      2,050      2,535
                                                                                    ---------  ---------
                                                                                        4,590      5,076
BellSouth Telecommunications Notes............         5 1/4% - 7%     1998 - 2008      2,175      2,175
BellSouth Capital Funding Corporation Notes...       4.89% - 9.25%     1997 - 2026        820        544
Guarantee of ESOP debt........................      9.125% - 9.19%            2003        594        647
Other.........................................                                            136         79
Unamortized discount, net of premium..........                                            (33)       (33)
                                                                                    ---------  ---------
                                                                                        8,282      8,488
Current maturities............................                                           (166)      (564)
                                                                                    ---------  ---------
  Total Long-Term Debt........................                                      $   8,116  $   7,924
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    Maturities of long-term debt outstanding (principal amounts) at December 31, 1996 are summarized below. Maturities after the year 2001 include $500 principal amount 6.65% debentures due in 2095. At December 31, 1996, such debentures had an accreted book value of $135.

                                1997       1998       1999       2000       2001     THEREAFTER     TOTAL
                              ---------  ---------  ---------  ---------  ---------  -----------  ---------
Maturities..................  $     166  $     798  $     265  $     473  $     182   $   6,796   $   8,680
                              ---------  ---------  ---------  ---------  ---------  -----------  ---------
                              ---------  ---------  ---------  ---------  ---------  -----------  ---------

    Notes issued by BellSouth Capital Funding Corporation (Capital Funding) are used to finance the businesses of BellSouth Enterprises and the unregulated subsidiaries of BellSouth Telecommunications. BellSouth has agreed to ensure the timely payment of principal, premium, if any, and interest on Capital Funding's debt securities.

    During 1995, BellSouth Telecommunications refinanced certain long-term debt issues at more favorable interest rates. The approximate $1,900 gross proceeds of debentures issued during the year to accomplish these refinancings are included in Long-Term Debt. Of the total $1,885 aggregate principal amount of debentures called for redemption during 1995, $1,400 had actually been redeemed as of December 31, 1995. The remaining $485 of debentures, redeemed in January 1996, are included in the Consolidated Balance Sheet at December 31, 1995 in Debt Maturing Within One Year. As a result of the early extinguishment of these issues, including the issues redeemed in January 1996, an extraordinary loss of $78 ($.08 per share), net of a current tax benefit of $49, was recognized in 1995.

    At December 31, 1996, shelf registration statements were on file with the Securities and Exchange Commission under which $1,927 of debt securities could be offered.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE F -- OTHER LIABILITIES AND DEFERRED CREDITS
    Other liabilities and deferred credits are summarized as follows at December 31:

                                                                                       1996       1995
                                                                                     ---------  ---------
Postretirement benefits other than pensions (see Notes H and J)....................  $     744  $     675
Accrued pension cost (see Notes H and J)...........................................        581        469
Compensation related...............................................................        522        421
Minority interests.................................................................        439        347
Postemployment benefits (see Note J)...............................................        144        494
Sharing accrual under FCC price cap plan...........................................         39        186
Other..............................................................................        116        144
                                                                                     ---------  ---------
  Total Other Liabilities and Deferred Credits.....................................  $   2,585  $   2,736
                                                                                     ---------  ---------
                                                                                     ---------  ---------

NOTE G -- SHAREHOLDERS' EQUITY
    STOCK SPLIT. In September 1995, BellSouth's Board of Directors approved a two-for-one stock split effected in the form of a stock dividend, whereby each shareholder of record as of October 11, 1995 received on November 8, 1995 one additional share of common stock for each share owned as of the record date. As a result of the split, 503,555,084 shares were issued and $503 was transferred from Paid-In Capital to Common Stock. Also in September 1995, BellSouth's Board of Directors approved an increase in the number of authorized shares of common stock to 2,200,000,000 from 1,100,000,000. Weighted average common shares outstanding and per share amounts for 1994 have been restated to reflect the stock split.

    PREFERRED STOCK AUTHORIZED. BellSouth's Articles of Incorporation authorize 100 million shares of cumulative First Preferred Stock having a par value of $1 per share, of which 30 million shares have been reserved and designated Series A for possible issuance under BellSouth's Shareholder Rights Plan. As of December 31, 1996, no preferred shares had been issued.

    SHAREHOLDER RIGHTS PLAN. In 1989, BellSouth adopted a Shareholder Rights Plan by declaring a dividend of one right for each share of common stock then outstanding and to be issued thereafter. Each right entitles shareholders to buy one one-hundredth of a share of Series A First Preferred Stock for $87.50 per share. The rights may be exercised only if a person or group acquires 10% of the common stock of BellSouth without the prior approval of the Board of Directors or announces a tender or exchange offer that would result in ownership of 25% or more of the common stock. If a person or group acquires 10% of BellSouth's stock without prior Board approval, other shareholders are then allowed to purchase BellSouth common stock at half price. The rights currently trade with BellSouth common stock and may be redeemed by the Board of Directors for one cent per right until they become exercisable, and thereafter under certain circumstances. The rights expire in 1999.

    SHARES HELD IN TRUST AND TREASURY. During 1994, 1995 and 1996, BellSouth issued shares to grantor trusts to provide partial funding for the benefits payable under certain nonqualified benefit plans. The trusts are irrevocable and assets contributed to the trusts can only be used to pay such benefits with certain exceptions. At December 31, 1996 and 1995, the assets held in the trusts consist of cash and 15,796,782 and 13,753,204 shares, respectively, of BellSouth common stock. Of the total shares of BellSouth common stock held by the trusts, 14,586,782 were issued by BellSouth directly to the trusts, out of previously unissued shares and 1,210,000 shares were acquired in open market transactions through use of the trusts' funds.

    The total cost of the shares issued by BellSouth as of the date of funding the trusts is included in Common Stock and Paid-In Capital; however, because these shares are not considered outstanding for financial reporting purposes, the shares are included within Shares Held in Trust and Treasury, a

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE G -- SHAREHOLDERS' EQUITY (CONTINUED) reduction to Shareholders' Equity. In addition, there is no earnings per share impact of these shares. The cost of shares acquired in open market purchases by the trust are also included in Shares Held in Trust and Treasury.

    In addition to shares held by the grantor trusts, Shares Held in Trust and Treasury includes treasury shares purchased in connection with BellSouth's announced plans to repurchase shares of its common stock. In 1996, BellSouth purchased 2,207,152 treasury shares for an aggregate of $85. A total of 276,168 shares were reissued under various employee benefit plans.

    Shares Held in Trust and Treasury as of December 31, 1996 and 1995 are comprised of the following:

                                                                  1996                        1995
                                                       --------------------------  --------------------------
                                                          SHARES        AMOUNT        SHARES        AMOUNT
                                                       -------------  -----------  -------------  -----------
Shares held by Grantor Trusts........................     15,796,782   $     458      13,753,204   $     374
Shares held in Treasury..............................      1,930,984          74        --            --
                                                       -------------       -----   -------------       -----
    Total Shares Held in Trust and Treasury..........     17,727,766   $     532      13,753,204   $     374
                                                       -------------       -----   -------------       -----
                                                       -------------       -----   -------------       -----

    GUARANTEE OF ESOP DEBT. Financial reporting practices require that the amount equivalent to BellSouth's guarantee of the amortizing notes issued by its ESOP trusts be presented as a reduction to Shareholders' Equity. The amount recorded as a decrease in Shareholders' Equity represents the cost of unallocated BellSouth common stock purchased with the proceeds of the amortizing notes and the timing difference resulting from the shares allocated accounting method. See Note H.

NOTE H -- EMPLOYEE BENEFIT PLANS
    PENSION PLANS.   Substantially  all employees  of BellSouth  are covered  by noncontributory defined benefit pension plans. Principal plans are discussed below; other plans are not significant individually or in the aggregate.

    The plan covering nonrepresented employees is a cash balance plan which provides pension benefits determined by a combination of compensation-based service and additional credits and individual account-based interest credits. The cash balance plan is subject to a minimum benefit determined under a plan in existence for nonrepresented employees prior to July 1, 1993 which provided benefits based upon credited service and employees' average compensation for a specified period. The minimum benefit under the prior plan is applicable to employees retiring through 2005. Both the 1996 and 1995 projected benefit obligations assume interest and additional credits greater than the minimum levels specified in the written plan. Pension benefits provided for represented employees are based on specified benefit amounts and years of service and include the projected effect of future bargained-for improvements.

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

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE H -- EMPLOYEE BENEFIT PLANS (CONTINUED)
    The components of net pension (income) cost are summarized below:

                                                                          1996       1995       1994
                                                                        ---------  ---------  ---------
Service cost -- benefits earned during the year.......................  $     288  $     239  $     272
Interest cost on projected benefit obligation.........................        799        812        778
Actual (return) loss on plan assets...................................     (1,957)    (3,041)       136
Net amortization and deferral.........................................        856      1,937     (1,158)
                                                                        ---------  ---------  ---------
  Net pension (income) cost...........................................  $     (14) $     (53) $      28
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    Effective January 1, 1994, the nonrepresented cash balance plan was divided from one into four cash balance plans which allowed for costs to be accounted for more precisely based upon specific company demographic information. The plan division had no material impact on BellSouth in 1994. Net pension (income) cost is affected by changes in the discount rate and other actuarial assumptions. The consolidated net pension (income) cost amounts reflected above are exclusive of curtailment effects reflected in the work force reduction and restructuring activities (see Note J) and do not reflect curtailment gains in the amount of $43 in 1996.

    The  following table sets forth  the funded status of  the plans at December
31:

                                                                                     1996       1995
                                                                                   ---------  ---------
Actuarial present value of:
  Vested benefit obligation......................................................  $   9,321  $   8,853
                                                                                   ---------  ---------
                                                                                   ---------  ---------
  Accumulated benefit obligation.................................................  $   9,824  $   9,961
                                                                                   ---------  ---------
                                                                                   ---------  ---------
  Projected benefit obligation...................................................  $  11,303  $  11,994
Plan assets at fair value........................................................     15,614     14,613
                                                                                   ---------  ---------
Plan assets in excess of projected benefit obligation............................      4,311      2,619
Unrecognized net gain due to past experience different from assumptions made.....     (4,286)    (2,738)
Unrecognized prior service cost..................................................       (304)      (199)
Unrecognized net asset at transition.............................................       (130)      (151)
                                                                                   ---------  ---------
  Accrued pension cost...........................................................  $    (409) $    (469)
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    The significant actuarial assumptions at December 31, 1996 and 1995 were as follows:

                                                                                           1996         1995
                                                                                        -----------  -----------
Weighted average discount rate........................................................       7.5 %         7.0%
Weighted average rate of compensation increase........................................       5.8 %         5.7%
Expected long-term rate of return on plan assets......................................       8.25%         8.0%

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

    BellSouth's funding policy is to make contributions to trust funds with the objective of accumulating sufficient assets to pay all health and life benefits for which BellSouth is liable. Contributions are

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE H -- EMPLOYEE BENEFIT PLANS (CONTINUED) actuarially determined using the aggregate cost method, subject to ERISA and Internal Revenue Service limitations. Assets in the health and life plans consist primarily of equity securities and fixed income investments.

    Net postretirement benefit cost (income) for the years ended December 31, 1996, 1995 and 1994, respectively, is composed of the following:

                                                                              1996                  1995            1994
                                                                      --------------------  --------------------  ---------
                                                                       HEALTH      LIFE      HEALTH      LIFE      HEALTH
                                                                      ---------  ---------  ---------  ---------  ---------
Service cost -- benefits earned during the year.....................  $      35  $      12  $      27  $      10  $      35
Interest on accumulated postretirement benefit obligation...........        225         43        223         38        211
Actual (return) loss on plan assets.................................       (163)      (103)      (185)      (125)        14
Amortization of transition liability (asset)........................         96        (13)       110        (13)       112
Other amortization and deferral, net................................        115         58        115         77        (65)
                                                                      ---------  ---------  ---------  ---------  ---------
Net postretirement benefit cost (income)............................  $     308  $      (3) $     290  $     (13) $     307
                                                                      ---------  ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------  ---------


                                                                        LIFE
                                                                      ---------
Service cost -- benefits earned during the year.....................  $      13
Interest on accumulated postretirement benefit obligation...........         37
Actual (return) loss on plan assets.................................        (12)
Amortization of transition liability (asset)........................        (13)
Other amortization and deferral, net................................        (30)
                                                                      ---------
Net postretirement benefit cost (income)............................  $      (5)
                                                                      ---------
                                                                      ---------

    The consolidated net postretirement benefit cost (income) amounts reflected above are exclusive of curtailment effects reflected in the work force reduction and restructuring activities discussed in Note J.

    The following table sets forth the plans' funded status at December 31, 1996 and 1995, respectively:

                                                                     1996                  1995
                                                             --------------------  --------------------
                                                              HEALTH      LIFE      HEALTH      LIFE
                                                             ---------  ---------  ---------  ---------
Accumulated postretirement benefit obligation:
  Retirees.................................................  $   1,994  $     318  $   1,909  $     305
  Fully eligible active plan participants..................        437        135        712        178
  Other active plan participants...........................        541        164        687        137
                                                             ---------  ---------  ---------  ---------
                                                                 2,972        617      3,308        620
Plan assets at fair value..................................      1,379        778      1,159        692
                                                             ---------  ---------  ---------  ---------
Accumulated postretirement benefit obligation less than (in
 excess of) plan assets....................................     (1,593)       161     (2,149)        72
Unrecognized prior service cost............................         71         17        103          5
Unrecognized net (gains) losses............................       (279)         7        218        117
Unrecognized transition obligation (asset).................      1,057       (144)     1,153       (157)
                                                             ---------  ---------  ---------  ---------
(Accrued) prepaid postretirement benefit cost..............  $    (744) $      41  $    (675) $      37
                                                             ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------

    The significant actuarial assumptions at December 31, 1996 and 1995 were as follows:

                                                                                           1996         1995
                                                                                        -----------  -----------
Weighted average discount rate........................................................       7.5 %         7.0%
Weighted average rate of compensation increase........................................       5.8 %         5.7%
Health care cost trend rate (1).......................................................       8.5 %         9.0%
Expected long-term rate of return on plan assets (2)..................................       8.25%         8.0%

------------------------
(1) Trend rate used to value the accumulated postretirement obligation in 1996 and 1995 is assumed to decrease gradually to 5% in 2003.

(2) Rate net of an estimated 30% tax reduction for the nonrepresented employees' trust for 1996 and 1995.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE H -- EMPLOYEE BENEFIT PLANS (CONTINUED)
    The health care cost trend rate assumption affects the amounts reported. A one-percentage-point increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation by $190 at December 31, 1996 and the estimated aggregate service and interest cost components of the 1996 postretirement benefit cost by $17.

    DEFINED CONTRIBUTION PLANS. BellSouth maintains several contributory savings plans which cover substantially all employees. In April 1996, the BellSouth Management Savings and Employee Stock Ownership Plan and the BellSouth Enterprises Retirement Savings Plan merged to form the BellSouth Retirement Savings Plan. The BellSouth Retirement Savings Plan and the BellSouth Savings and Security Plan (collectively, the Savings Plans) are tax-qualified defined contribution plans. Assets of the plans are held by two trusts (the Trusts) which, in turn, are part of the BellSouth Master Savings Trust.

    In 1990, a leveraged Employee Stock Ownership Plan (ESOP) was incorporated into the Savings Plans. The Trusts borrowed $850 by issuing amortizing notes which are guaranteed by BellSouth (see Note E). The Trusts used the loan proceeds to purchase shares of BellSouth common stock in the open market. These shares are held in suspense accounts in the Trusts; a scheduled number of shares is released for allocation to participants as each semi-annual loan payment is made. The Trusts service the debt with contributions from BellSouth and with dividends paid on the shares held by the Trusts. None of the shares held by the Trusts is subject to repurchase.

    A portion of employees' eligible contributions to the Savings Plans is matched by BellSouth at rates determined annually by the Board of Directors. BellSouth's matching obligation is fulfilled with shares released from the suspense accounts semi-annually for allocation to participants. The number of shares allocated to each participant's account is based on the market price of the shares at the time of allocation. If shares released for allocation do not fulfill BellSouth's matching obligation, BellSouth makes further contributions to the Trusts to fund the purchase of additional shares in the open market to fulfill the remaining obligation.

    BellSouth recognizes expense using the shares allocated accounting method, which combines the cost of the shares allocated for the period plus interest incurred, reduced by the dividends used to service the ESOP debt. Dividends on all ESOP shares are recorded as a reduction to retained earnings and all ESOP shares are included in the computation of earnings per share.

                                                             1996            1995            1994
                                                        --------------  --------------  --------------
Compensation cost.....................................             $58             $75             $77
Interest expense......................................             $33             $37             $39
Actual interest on ESOP Notes.........................             $56             $62             $66
Cash contributions, excluding dividends paid to the
 Trusts...............................................             $91            $101            $100
Dividends paid to the Trusts, used for debt service...             $44             $44             $42
Shares allocated to participants......................      14,305,917      11,942,278       9,621,034
Shares committed to be released.......................        --              --              --
Shares unallocated....................................      17,472,807      19,836,446      22,157,690

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE I -- STOCK COMPENSATION PLANS
    At December 31, 1996, BellSouth has stock options outstanding under several stock-based compensation plans. The BellSouth Corporation Stock Plan (the Stock
Plan) provides for grants to key employees of stock options and various other stock-based awards. One share of BellSouth common stock is the underlying security for any award. The aggregate number of shares of BellSouth common stock which may be granted in any calendar year cannot exceed one percent of the shares outstanding at the time of grant. Prior to adoption of the Stock Plan, stock options were granted under the BellSouth Corporation Stock Option Plan. Stock options granted under both plans entitle an optionee to purchase shares of BellSouth common stock within prescribed periods at a price either equal to, or in excess of, the fair market value on the date of grant. Options granted under these plans generally become exercisable at the end of five years and have a term of 10 years.

    BellSouth applies APB Opinion 25 and related Interpretations in accounting for its stock plans. Accordingly, no compensation cost has been recognized for grants of stock options. Had compensation cost for BellSouth's stock-based compensation plans been determined in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," BellSouth's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                       1996       1995
                                                                                     ---------  ---------
Net income (loss) -- as reported...................................................  $   2,863  $  (1,232)
Net income (loss) -- pro forma.....................................................  $   2,852  $  (1,235)
Earnings (loss) per share -- as reported...........................................  $    2.88  $   (1.24)
Earnings (loss) per share -- pro forma.............................................  $    2.87  $   (1.24)

    The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted in 1996 and 1995 do not vest for several years and additional awards are made each year.

    The following table summarizes the activity for stock options outstanding:

                                                             1996            1995            1994
                                                        --------------  --------------  --------------
Options outstanding at January 1......................      14,287,748      10,345,924       7,308,284
Options granted.......................................       5,376,513       5,269,040       3,525,722
Options exercised.....................................        (692,545)     (1,226,040)       (374,278)
Options forfeited.....................................        (400,324)       (101,176)       (113,804)
Options outstanding at December 31....................      18,571,392      14,287,748      10,345,924
Weighted-average option prices per common share:
  Outstanding at January 1............................          $30.56          $28.65          $26.14
  Granted at fair market value........................          $42.50          $30.85          $30.20
  Granted at above fair market value..................             N/A          $41.34          $41.79
  Exercised...........................................          $26.24          $24.46          $23.58
  Forfeited...........................................          $33.71          $30.10          $29.08
  Outstanding at December 31..........................          $34.11          $30.56          $28.65
Weighted-average fair value of options granted at fair
 market value during the year.........................           $7.66           $5.60           $7.50
Weighted-average fair value of options granted at
 above fair market value during the year..............             N/A           $2.48           $1.70
Options exercisable at December 31....................       6,523,291       5,242,258       4,667,262
Shares available for grant at December 31.............       9,910,692      10,074,447      10,050,096

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE I -- STOCK COMPENSATION PLANS (CONTINUED)
    The fair value of each option grant is estimated on the grant date using the
Black-Scholes   option-pricing   model  with   the   following  weighted-average
assumptions:

                                                                          1996         1995         1994
                                                                       -----------  -----------  -----------
Expected life (years)................................................          7            7            7
Dividend yield.......................................................       3.39%        4.55%        4.59%
Expected volatility..................................................       15.4%        15.8%        16.4%
Risk-free interest rate..............................................       5.56%        7.21%        5.75%

    The following table summarizes information about stock options outstanding at December 31, 1996:

                                    OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                    ----------------------------------------------------  -----------------------------
                       NUMBER           WEIGHTED-           WEIGHTED-        NUMBER        WEIGHTED-
     RANGE OF        OUTSTANDING    AVERAGE REMAINING        AVERAGE      EXERCISABLE       AVERAGE
 EXERCISE PRICES     AT 12/31/96     CONTRACTUAL LIFE    EXERCISE PRICE   AT 12/31/96   EXERCISE PRICE
------------------  -------------  --------------------  ---------------  ------------  ---------------
   $18.50 - $25.99      1,466,990       4.66 years          $   24.65       1,466,990      $   24.65
   $26.00 - $27.99      2,819,677       5.24 years          $   27.23       1,839,895      $   27.27
   $28.00 - $29.99      3,668,220       7.05 years          $   29.44       1,229,828      $   29.28
   $30.00 - $38.99      3,259,373       7.56 years          $   30.98         819,337      $   31.41
   $39.00 - $44.50      7,357,132       8.77 years          $   42.34       1,167,241      $   42.08
   $18.50 - $44.50     18,571,392       7.36 years          $   34.11       6,523,291      $   30.23

NOTE J -- WORK FORCE REDUCTION CHARGE
    In the fourth quarter of 1995, BellSouth recognized a pretax charge of $1,082 related to work force reductions. The primary component of the charge, $942 for planned work force reductions in the core wireline business by the end of 1997, consists of $561 under the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," related to those employees who are expected to receive severance benefits under preexisting separation plans, and $381 for curtailment losses under the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for
Postretirement   Benefits  Other  Than  Pensions."   Substantially  all  of  the
curtailment losses relate to postretirement benefits other than pensions. The remaining components of the charge are $85 for expected severance benefit payments after 1997, also under SFAS No. 112, and $55 for additional net curtailment losses related to employee reductions under a restructuring plan initiated in 1993 and completed in 1995.

    Under the 1995 work force reduction plan, BellSouth Telecommunications expects to reduce the work force of the wireline telephone operations by approximately 11,300 employees by the end of 1997. The work force reduction will be accomplished through the separation of approximately 13,200 employees, partially offset by the planned hiring of new employees primarily to replace those not expected to relocate in connection with the consolidation of work locations. Including a reduction of approximately 800 employees which occurred in December 1995, BellSouth Telecommunications has reduced its work force by approximately 7,000 employees under the 1995 plan through December 31, 1996.

NOTE K -- INCOME TAXES
    In accordance with SFAS No. 109, "Accounting for Income Taxes," the balance sheet reflects the anticipated tax impact of future taxable income or deductions implicit in the balance sheet in the form of temporary differences. These temporary differences reflect the difference between the basis in assets and liabilities as measured in the financial statements and as measured by tax laws using enacted tax rates.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                (Dollars in Millions, Except Per Share Amounts)

NOTE K -- INCOME TAXES (CONTINUED)

    The provision for income taxes is summarized as follows:

                                                                             1996       1995       1994
                                                                           ---------  ---------  ---------
Federal:
  Current................................................................  $   1,390  $   1,061  $   1,082
  Deferred, net..........................................................        170       (148)        34
  Investment tax credits, net............................................        (77)       (69)       (73)
                                                                           ---------  ---------  ---------
                                                                               1,483        844      1,043
                                                                           ---------  ---------  ---------
State:
  Current................................................................        235        203        180
  Deferred, net..........................................................         27        (23)        20
                                                                           ---------  ---------  ---------
                                                                                 262        180        200
                                                                           ---------  ---------  ---------
    Total provision for income taxes.....................................  $   1,745  $   1,024  $   1,243
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

    Extraordinary losses in 1995 are presented in the Consolidated Statement of Income net of tax benefits totaling $1,780, of which $49 is current and $1,731 is deferred.

    Temporary   differences  which  gave   rise  to  deferred   tax  assets  and
(liabilities) at December 31 were as follows:

                                                                                      1996       1995
                                                                                    ---------  ---------
  Compensation related............................................................  $     707  $     627
  Work force reduction charge.....................................................        210        370
  Allowance for uncollectibles....................................................         87         89
  Regulatory sharing accruals.....................................................         32        114
  Other...........................................................................        244        219
                                                                                    ---------  ---------
                                                                                        1,280      1,419
  Valuation allowance.............................................................        (64)       (55)
                                                                                    ---------  ---------
  Deferred Tax Assets.............................................................      1,216      1,364
                                                                                    ---------  ---------
  Depreciation....................................................................     (2,110)    (2,042)
  Equity investments..............................................................       (354)      (361)
  Issue basis accounting..........................................................       (197)      (207)
  Licenses........................................................................       (187)      (190)
  Other...........................................................................       (133)      (129)
                                                                                    ---------  ---------
    Deferred Tax Liabilities......................................................     (2,981)    (2,929)
                                                                                    ---------  ---------
      Net Deferred Tax Liability..................................................  $  (1,765) $  (1,565)
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    The valuation allowance, which increased by $9 in 1996, primarily relates to state net operating losses that will not be utilized during the carryforward period. Of the Net Deferred Tax Liability at December 31, 1996 and 1995, $134 and $85, respectively, was current and $(1,899) and $(1,650), respectively, was noncurrent.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE K -- INCOME TAXES (CONTINUED)
    A reconciliation of the Federal statutory income tax rate to BellSouth's effective tax rate follows:

                                                                               1996       1995       1994
                                                                             ---------  ---------  ---------
Federal statutory tax rate.................................................       35.0%      35.0%      35.0%
State income taxes, net of Federal income tax benefit......................        3.7        4.5        4.0
Amortization of investment tax credits.....................................       (1.7)      (2.7)      (2.1)
Equity of unconsolidated subsidiaries......................................        1.6        2.0        0.6
Benefit of capital loss carryforward.......................................         --       (0.4)      (1.1)
Basis difference in disposed subsidiary....................................       (1.5)        --         --
Miscellaneous items, net...................................................        0.8        1.2         .1
                                                                             ---------  ---------  ---------
  Effective tax rate.......................................................       37.9%      39.6%      36.5%
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

NOTE L -- DISCONTINUANCE OF SFAS NO. 71
    In 1995, as a result of its continuing regulatory and marketplace assessments, BellSouth Telecommunications concluded that it was required to discontinue SFAS No. 71, "Accounting for the Effects of Certain Types of
Regulation," for financial reporting purposes. Accordingly, BellSouth Telecommunications recorded a noncash extraordinary charge of $2,718 (net of a deferred tax benefit of $1,731). The components of the charge are as follows:

                                                                                     PRETAX    AFTER TAX
                                                                                    ---------  ---------
Reduction in recorded value of long lived telephone plant.........................  $  (4,896) $  (3,002)
Full adoption of issue basis accounting...........................................        317        194
Elimination of regulatory assets and liabilities..................................        111         71
Partial adjustment to unamortized investment tax credits..........................         19         19
                                                                                    ---------  ---------
  Total...........................................................................  $  (4,449) $  (2,718)
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    The reduction of telephone plant, $4,896 (pretax), was recorded as an increase to the related accumulated depreciation accounts, the categories and amounts of which are as follows:

Central Office Equipment:
  Digital switching........................................................  $   1,305
  Circuit-other............................................................      1,291
                                                                             ---------
    Total Central Office Equipment.........................................      2,596
                                                                             ---------
Outside Plant:
  Buried metallic cable....................................................      1,345
  Aerial metallic cable....................................................        630
  Underground metallic cable...............................................        325
                                                                             ---------
    Total Outside Plant....................................................      2,300
                                                                             ---------
  Total....................................................................  $   4,896
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

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE L -- DISCONTINUANCE OF SFAS NO. 71 (CONTINUED)
    For financial reporting purposes, the average depreciable lives of affected categories of long lived telephone plant have been reduced to more closely reflect the economic and technological lives. Differences between regulator-approved asset lives and the current estimated economic asset lives are as follows:

                                                                       COMPOSITE OF             ESTIMATED
                                                                    REGULATOR-APPROVED       ECONOMIC ASSET
CATEGORY                                                                ASSET LIVES               LIVES
----------------------------------------------------------------  -----------------------  -------------------
                                                                                   (IN YEARS)
Digital switching...............................................              17.0                   10.0
Circuit-other...................................................              10.5                    9.1
Buried metallic cable...........................................              20.0                   14.0
Aerial metallic cable...........................................              20.0                   14.0
Underground metallic cable......................................              25.0                   12.0

    The remaining components of the extraordinary charge, which partially offset the plant-related portion of the overall charge, include $194 (after tax)
related to the adoption by BellSouth Telecommunications of issue basis accounting for its directory publishing revenues. BellSouth's unregulated subsidiaries already recognized directory publishing revenues and production expenses using issue basis accounting.

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

NOTE M -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                                             1996       1995       1994
                                                                           ---------  ---------  ---------
CASH PAID FOR:
Income Taxes.............................................................  $   1,427  $   1,231  $   1,375
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------
Interest.................................................................  $     740  $     760  $     665
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------
NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares Issued to Grantor Trusts..........................................  $      35  $      38  $      43
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

NOTE N -- FINANCIAL INSTRUMENTS

    The recorded amounts of cash and cash equivalents, temporary cash investments, bank loans and commercial paper approximate fair value due to the short-term nature of these instruments. The fair value for BellSouth Telecommunications Debentures and Notes are estimated based on the closing market prices for each issue at December 31, 1996 and 1995. Fair value estimates for the Guarantee of ESOP Debt, BellSouth Capital Funding Corporation Notes, foreign exchange contracts, foreign currency swaps and interest rate swaps are based on quotes from dealers. Since judgment is required to develop the estimates, the estimated amounts presented herein may not be indicative of the amounts that BellSouth could realize in a current market exchange.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE N -- FINANCIAL INSTRUMENTS (CONTINUED)
    Following is a summary of financial instruments where the fair values differ from the recorded amounts as of December 31, 1996 and 1995:

                                                                          1996                      1995
                                                                ------------------------  ------------------------
                                                                              ESTIMATED                 ESTIMATED
                                                                 RECORDED       FAIR       RECORDED       FAIR
                                                                  AMOUNT        VALUE       AMOUNT        VALUE
                                                                -----------  -----------  -----------  -----------
BALANCE SHEET FINANCIAL INSTRUMENTS
  Long-Term Debt:
    BellSouth Telecommunications Debentures...................   $   4,590    $   4,422    $   5,076    $   5,079
    BellSouth Telecommunications Notes........................       2,175        2,141        2,175        2,216
    BellSouth Capital Funding Corporation Notes...............         820          856          544          587
    Guarantee of ESOP Debt....................................         594          675          647          803
OFF BALANCE SHEET FINANCIAL INSTRUMENTS
  Interest Rate Swaps.........................................      --               (5)      --              (10)

    DERIVATIVE FINANCIAL INSTRUMENTS. BellSouth is, from time to time, party to currency swap agreements, interest rate swap agreements and foreign exchange forward contracts in its normal course of business for purposes other than trading. These financial instruments are used to mitigate foreign currency and interest rate risks, although to some extent they expose the company to market risks and credit risks. The credit risks associated with these instruments are controlled through the evaluation and continual monitoring of the creditworthiness of the counterparties. In the event that a counterparty fails to meet the terms of a contract or agreement, BellSouth's exposure is limited to the then current value of the currency rate or interest rate differential, not the full notional amount. Such contracts and agreements have been executed with creditworthy financial institutions. As such, BellSouth considers the risk of nonperformance to be remote.

    CURRENCY SWAP. BellSouth entered into a currency swap in 1994 to hedge European Currency Units (ECU) 125,000,000 debt issued by Capital Funding. The currency swap and related debt mature in February 1999. At December 31, 1996, the net currency swap receivable, which equals the fair value of the swap, was $23 and the related net interest receivable was $7, both of which are included in accounts receivable in the consolidated balance sheet at December 31, 1996.

    INTEREST RATE SWAPS. BellSouth enters into interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. As of December 31, 1996, BellSouth was a party to various interest rate swaps with an aggregate notional amount of $120. Under these swaps, BellSouth paid fixed rates averaging 7.13% and received variable rates averaging 5.52%. These swaps mature at dates ranging from 2001 to 2002.

    At December 31, 1995, BellSouth was a party to two types of interest rate swaps with aggregate notional amounts of $96 and $75, respectively. Under the $96 swaps, BellSouth paid fixed rates averaging 7.38% and received variable rates averaging 6.05%. Under the $75 swaps, BellSouth paid variable rates averaging 5.96% and received fixed rates averaging 4.86%.

    OTHER. BellSouth has also issued letters of credit and financial guarantees which approximate $322 at December 31, 1996. Of this total, $169 represents the U.S. Dollar equivalent of the outstanding balance of E-Plus debt guaranteed by BellSouth. BellSouth has agreed to guarantee E-Plus borrowings up to a U.S. Dollar equivalent of $341 (530 million German Marks) at December 31, 1996.

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

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE N -- FINANCIAL INSTRUMENTS (CONTINUED) these receivables, other than those from interexchange carriers, are limited due to the composition of the customer base, which includes a large number of individuals and businesses. At December 31, 1996 and 1995, approximately $492 and $520, respectively, of trade accounts receivable were from interexchange carriers.

NOTE O -- COMMITMENTS AND CONTINGENCIES

    LEASES. BellSouth has entered into operating leases for facilities and equipment used in operations. Rental expense under operating leases was $269, $252 and $311 for 1996, 1995 and 1994, respectively. Capital leases currently in effect are not significant.

    The following table summarizes the approximate future minimum rentals under noncancelable operating leases in effect at December 31, 1996:

                                1997       1998       1999       2000       2001     THEREAFTER     TOTAL
                              ---------  ---------  ---------  ---------  ---------  -----------  ---------
Minimum rentals.............  $     181  $     143  $     121  $     101  $      88   $     483   $   1,117
                              ---------  ---------  ---------  ---------  ---------  -----------  ---------
                              ---------  ---------  ---------  ---------  ---------  -----------  ---------

    OUTSIDE PLANT. BellSouth currently self-insures all of its outside plant against casualty losses. The net book value of outside plant was $7,621 and $8,080 at December 31, 1996 and 1995, respectively. Such outside plant, located in the nine Southeastern states served by BellSouth Telecommunications, is susceptible to damage from severe weather conditions and other perils, including hurricanes.

    LEGAL CLAIMS. BellSouth and its subsidiaries are subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. BellSouth Telecommunications is also subject to claims attributable to pre-divestiture events involving environmental liabilities, rates, taxes, contracts and torts. Certain contingent liabilities for pre-divestiture events are shared with AT&T Corp.

    With respect to regulatory matters, the South Carolina Public Service Commission has ordered BellSouth Telecommunications to refund approximately $29, plus interest, based on an investigation of its 1992 earnings. The refund was stayed pending judicial review of the decision. In 1996, the South Carolina Court of Common Pleas entered an order affirming the Commission's order of the refund. BellSouth Telecommunications intends to pursue an appeal of this decision. The Commission has postponed review of BellSouth Telecommunications' earnings in 1993 and 1994 until a resolution of the 1992 period is reached.

    While complete assurance cannot be given as to the outcome of any legal claims, BellSouth believes that any financial impact would not be material to its financial position or annual operating results or cash flows.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE P -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included. The results for first quarter 1996 include a gain on sale of paging business of $442, which increased net income by $344. The results for fourth quarter 1995 include a work force reduction charge of $1,082, which reduced net income by $663.

                                                                 FIRST     SECOND      THIRD     FOURTH
                                                                QUARTER    QUARTER    QUARTER    QUARTER
                                                               ---------  ---------  ---------  ---------
1996
Operating Revenues...........................................  $   4,541  $   4,620  $   4,829  $   5,050
Operating Income.............................................  $   1,183  $   1,188  $   1,201  $   1,207
Net Income...................................................  $     970  $     629  $     631  $     633
Earnings Per Share...........................................  $     .98  $     .63  $     .63  $     .64

1995
Operating Revenues...........................................  $   4,299  $   4,390  $   4,432  $   4,765
Operating Income.............................................  $   1,095  $   1,096  $   1,058  $      43
Income (Loss) Before Extraordinary Losses....................  $     547  $     557  $     559  $     (99)
Extraordinary Loss for Discontinuance of SFAS No. 71, net of
 tax.........................................................     --         (2,718)    --         --
Extraordinary Loss on Early Extinguishment of Debt, net of
 tax.........................................................     --            (16)    --            (62)
                                                               ---------  ---------  ---------  ---------
Net Income (Loss)............................................  $     547  $  (2,177) $     559  $    (161)
                                                               ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------
EARNINGS (LOSS) PER SHARE:
Income (Loss) Before Extraordinary Losses....................  $     .55  $     .56  $     .56  $    (.10)
Extraordinary Loss for Discontinuance of SFAS No. 71, net of
 tax.........................................................     --          (2.73)    --         --
Extraordinary Loss on Early Extinguishment of Debt, net of
 tax.........................................................     --           (.02)    --           (.06)
                                                               ---------  ---------  ---------  ---------
Net Income (Loss)............................................  $     .55  $   (2.19) $     .56  $    (.16)
                                                               ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------

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

                                                                                                  YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1996       1995
                                                                                             ---------  ---------
Cellular Revenue, net......................................................................  $   2,312  $   1,888
                                                                                             ---------  ---------
Operating Expenses.........................................................................      1,308      1,065
Depreciation and Amortization..............................................................        364        298
                                                                                             ---------  ---------
    Total Operating Expenses...............................................................      1,672      1,363
                                                                                             ---------  ---------
Operating Income...........................................................................        640        525
Other Expenses, net (including interest and taxes).........................................        277        233
                                                                                             ---------  ---------
    Net Income.............................................................................  $     363  $     292
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Operating Margins as a Percentage of Revenue:
  Including Depreciation and Amortization..................................................       27.7%      27.8%
  Excluding Depreciation and Amortization..................................................       43.4%      43.6%
Operational Comparisons (thousands):
  Proportionate Cellular Population Served.................................................     40,696     39,937
  Proportionate Cellular Customers.........................................................      3,612      2,847

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

    The additional information required by these items will be included in the registrant's definitive proxy statement dated March 11, 1997 as follows, and is herein incorporated by reference pursuant to General Instruction G(3):

                                                                                                    PAGE(S) IN
                                                                                                    DEFINITIVE
                                                                                                       PROXY
      ITEM                                         DESCRIPTION                                       STATEMENT
-----------------  ----------------------------------------------------------------------------  -----------------
       10.         Directors and Executive Officers of the Registrant..........................       5 - 12
       11.         Executive Compensation......................................................     21 - 28 (a)
       12.         Security Ownership of Certain Beneficial
                    Owners and Management......................................................         12
       13.         Certain Relationships and Related Transactions..............................       21 (b)

------------------------
    (a) Beginning with "Compensation Committee Interlocks and Insider Participation" through but not including "Five Year Performance Comparison"
    (b) Includes only "Compensation Committee Interlocks and Insider Participation"

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                    PAGE(S) IN THIS
                                                                                                       FORM 10-K
                                                                                                   -----------------
a. Documents filed as a part of the report:
    (1) Financial Statements:
        Report of Independent Accountants........................................................         40
        Consolidated Statements of Income........................................................         41
        Consolidated Balance Sheets..............................................................         42
        Consolidated Statements of Shareholders' Equity..........................................         43
        Consolidated Statements of Cash Flows....................................................         44
        Notes to Consolidated Financial Statements...............................................        45-64
    (2) Financial statement schedules have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.
    (3) Exhibits: Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. All management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K
        Report pursuant to Item 14(c) are filed as Exhibits 10a through 10y inclusive.

 EXHIBIT
 NUMBER
---------
 3a        Articles of Incorporation of BellSouth Corporation. (Exhibit 3a to Form 10-K for the year ended December
           31, 1990, File No. 1-8607).
 3a-1      Articles of Amendment to Articles of Incorporation of BellSouth Corporation. (Exhibit 3a-1 to Form 10-Q
           for the quarter ended September 30, 1995, File No. 1-8607).
 3b        Bylaws of BellSouth Corporation. (Exhibit 3b to Form 10-Q for the quarter ended September 30, 1994, File
           No. 1-8607).
 4         BellSouth Corporation Shareholder Rights Agreement. (Exhibit 4-b to Form 8-K. Date of report November
           27, 1989).
 4a        No instrument which defines the rights of holders of long and intermediate term debt of BellSouth
           Corporation is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, BellSouth Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.
10a        BellSouth Corporation Officer Short Term Incentive Award Plan. (Exhibit 10y to Form 10-Q for the quarter ended September 30, 1996, File No. 1-8607).
10b        BellSouth Corporation Executive Long Term Incentive Plan. (Exhibit 10e to Form 10-K for the year ended
           December 31, 1991, File No. 1-8607).
10c        BellSouth Corporation Executive Long Term Disability and Survivor Protection Plan as amended and restated effective January 1, 1994. (Exhibit 10c-1 to Form 10-K for the year ended December 31, 1993,
           File No. 1-8607).
10d        BellSouth Corporation Executive Transfer Plan. (Exhibit 10ee to Registration Statement No. 2-87846).
10e        BellSouth Corporation Death Benefit Program. (Exhibit 10ff to Form 10-K for the year ended December 31,
           1989, File No. 1-8607).
10f        BellSouth Corporation Plan For Non-Employee Directors' Travel Accident Insurance. (Exhibit 10ii to
           Registration Statement No. 2-87846).
10g        BellSouth Corporation Executive Incentive Award Deferral Plan as amended and restated effective
           September 23, 1996.
10h        BellSouth Corporation Nonqualified Deferred Compensation Plan as amended and restated effective November
           25, 1996.
10i        BellSouth Corporation Supplemental Executive Retirement Plan as amended on May 18, 1995. (Exhibit 10j-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607).
10j        BellSouth Corporation Directors Retirement Plan. (Exhibit 10qq to Form 10-K for the year ended December
           31, 1986, File No. 1-8607).
10k        BellSouth Corporation Financial Counseling Plan. (Exhibit 10r to Form 10-K for the year ended December
           31, 1992, File No. 1-8607).
10k-1      Amendment dated November 3, 1995 to the BellSouth Corporation Financial Counseling Plan for Executives.
           (Exhibit 10l-1 to Form 10-K for the year ended December 31, 1995, File No. 1-8607).
10l        BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors. (Exhibit 10gg to
           Registration Statement No. 2-87846).
10m        BellSouth Corporation Executive Life Insurance Plan. (Exhibit 10v to Form 10-K for the year ended
           December 31, 1992, File No. 1-8607).
10n        BellSouth Corporation Non-Employee Directors' Stock Option Plan. (Exhibit 10z to Form 10-Q for the
           quarter ended September 30, 1996, File No. 1-8607).
10o        Form of Executive Officer Successor and Retirement Agreement. (Exhibit 10aa to Form 10-Q for the quarter ended September 30, 1996, File No. 1-8607).
10p        BellSouth Non-Employee Directors Charitable Contribution Program. (Exhibit 10z to Form 10-K for the year ended December 31, 1992, File No. 1-8607).

 EXHIBIT
 NUMBER
---------
10q        BellSouth Personal Retirement Account Pension Plan, as amended and restated effective July 1, 1996.
           (Exhibit 10r to Form 10-Q for the quarter ended September 30, 1996, File No. 1-8607).
10r        BellSouth Corporation Trust Under Executive Benefit Plan(s) as amended April 28, 1995. (Exhibit 10u-1 to
           Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607).
10r-1      Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Executive Benefit Plan(s).
           (Exhibit 10s-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607).
10s        BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) as amended April 28, 1995.
           (Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607).
10s-1      Amendment dated May 23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit
           Plan(s). (Exhibit 10t-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607).
10t        BellSouth Corporation Trust Under Board of Directors Benefit Plan(s) as amended April 28, 1995. (Exhibit
           10w-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607).
10t-1      Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Board Directors Benefit Plan(s).
           (Exhibit 10u-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607).
10u        BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s) as amended April 28,
           1995. (Exhibit 10x-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607).
10u-1      Amendment dated May 23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Board of Directors
           Benefit Plan(s). (Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607).
10v        BellSouth Corporation Stock Plan as amended on September 23, 1996 and November 24, 1996.
10w        BellSouth Retirement Savings Plan as amended and restated effective July 1, 1996. (Exhibit 10x to Form
           10-Q for the quarter ended September 30, 1996, File No. 1-8607).
10x        BellSouth Corporation Officer Estate Enhancement Plan and Agreement.
10y        BellSouth Change in Control Executive Severance Agreements.
11         Computation of Earnings Per Share.
12         Computation of Ratio of Earnings to Fixed Charges.
21         Subsidiaries of BellSouth.
24         Powers of Attorney.
27         Financial Data Schedule.
99a        Annual report on Form 11-K for BellSouth Retirement Savings Plan for the fiscal year ended December 31,
           1996 (to be filed as an amendment hereto within 180 days of the end of the period covered by this report).

99b        Annual report on Form 11-K for BellSouth Savings and Security ESOP Plan for the
           fiscal year ended December 31, 1996 (to be filed as an amendment hereto within 180 days of the end of the period covered by this report).

b. Reports on Form 8-K:

   DATE OF EVENT                                      SUBJECT
--------------------  ------------------------------------------------------------------------
January 23, 1997                        Fourth Quarter 1996 Earnings Release

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          BELLSOUTH CORPORATION

                                            /s/ RONALD M. DYKES
     ---------------------------------------------------------------------------
                                          Ronald M. Dykes
                                          EXECUTIVE VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER
                                          February 25, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:
F. Duane Ackerman*
PRESIDENT AND CHIEF EXECUTIVE OFFICER

PRINCIPAL FINANCIAL OFFICER:
Ronald M. Dykes*
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

PRINCIPAL ACCOUNTING OFFICER:
W. Patrick Shannon*
VICE PRESIDENT AND CONTROLLER

DIRECTORS:
F. Duane Ackerman*                             Phyllis Burke Davis*
Reuben V. Anderson*                            John G. Medlin, Jr.*
James H. Blanchard*                            Robin B. Smith*
J. Hyatt Brown*                                C. Dixon Spangler, Jr.*
John L. Clendenin*                             Ronald A. Terry*
Armando M. Codina*                             Thomas R. Williams*
Marshall M. Criser*                            J. Tylee Wilson

                                               *By: /s/ RONALD M. DYKES
                                               ---------------------------------

                                                  Ronald M. Dykes
                                       (INDIVIDUALLY AND AS ATTORNEY-IN-FACT)
                                                 February 25, 1997

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We consent to the incorporation by reference in the registration statements of BellSouth Corporation on Form S-3 (Nos. 33-29411, 33-48929, 33-49461, 33-51449, 33-63173 and 333-21233) and Form S-8 (Nos. 33-38265, 33-38264,
33-38263,  33-30773, 33-30772, 33-26518, 33-12165, 2-94802, 33-49459, 333-01427,
333-01429 and 333-13783) of our report, dated February 3, 1997, which includes an explanatory paragraph stating that the Company discontinued accounting for the operations of BellSouth Telecommunications, Inc. in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation", effective June 30, 1995, on our audits of the consolidated financial statements of BellSouth Corporation as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, which report is included in this Annual Report on Form 10-K.

                                    /s/ Coopers & Lybrand L.L.P.

Atlanta, Georgia
February 25, 1997