Form 10-Q
period 1997-03-31
BELLSOUTH CORP
filed 1997-05-15
CIK 732713

SECURITIES AND
             EXCHANGE COMMISSION
           WASHINGTON, D. C.  20549




                       FORM 10-Q
                      (Mark One)

    |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

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

At April 30, 1997, a total of 991,681,044 common shares were outstanding.

                       Table of Contents


Item                                                   Page
                            Part I
 1.  Financial Statements                                3
         Consolidated Statements of Income               3
         Consolidated Balance Sheets                     4
         Consolidated Statements of Cash Flows           5
         Notes to Consolidated Financial Statements      6
         Selected Operating Data                         9

 2.  Management's Discussion and Analysis of Results of
     Operations and Financial Condition                 11
        Results of Operations                           11
            Volumes of Business                         12
            Operating Revenues                          13
            Operating Expenses                          15
          Other Income Statement Items                  16
        Financial Condition                             17
        Regulatory Developments and Competition         18
            Federal Developments                        18
            State Developments                          19
        Other Matters                                   19
           Earnings Per Share Standard                  19

                           Part II
 6.  Exhibits and Reports on Form 8-K                   20
                PART I - FINANCIAL INFORMATION
                     BELLSOUTH CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)
            (In Millions, Except Per Share Amounts)


                                  For the Three
                                   Months Ended
                                     March 31,
                                  1997      1996
Operating Revenues:
Network and related services:
Local service                  $ 2,104    $ 1,930
Interstate access                  917        909
Intrastate access                  218        218
Toll                               174        207
Wireless communications            765        625
Directory advertising and
  publishing                       361        318
Other services                     306        334
Total Operating Revenues         4,845      4,541

Operating Expenses:
Cost of services and
  products                       1,422      1,468
Depreciation and
  amortization                     960        903
Selling, general and
  administrative                 1,110        987
Total Operating Expenses         3,492      3,358

Operating Income                 1,353      1,183

Interest Expense                   183        180
Gain on Sale of Paging
  Business                           -        442
Other Income (Expense), net         (7)        36

Income Before Income Taxes       1,163      1,481
Provision for Income Taxes         470        511
Net Income                    $    693    $   970
Weighted Average Common
 Shares Outstanding                992        994
Dividends Declared Per Common
 Share                        $    .36    $   .36
Earnings Per Share            $    .70    $   .98

    The accompanying notes are an integral part of these
consolidated financial statements.
                   BELLSOUTH CORPORATION
                 CONSOLIDATED BALANCE SHEETS
           (In Millions, Except Per Share Amounts)
                                                  March 31,   December 31,
                                                     1997         1996
                                                 (Unaudited)
                     ASSETS
Current Assets:
 Cash and cash equivalents                        $     946    $  1,178
 Temporary cash investments                              43          51
Accounts receivable, net of allowance for
  uncollectibles of $185 and $180                     3,982       4,087
 Material and supplies                                  423         451
 Other current assets                                   547         531
   Total Current Assets                               5,941       6,298

Investments and Advances                              2,821       2,430

Property, Plant and Equipment:
 Property, Plant and Equipment                       50,727      50,059
 Accumulated Depreciation                            28,944      28,234
    Property, Plant and Equipment, net               21,783      21,825

Deferred Charges and Other Assets                       536         610
Intangible Assets, net                                1,445       1,405

    Total Assets                                  $  32,526    $ 32,568

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Debt maturing within one year                    $   1,635    $  2,124
 Accounts payable                                     1,391       1,446
 Other current liabilities                            3,111       2,871
   Total Current Liabilities                          6,137       6,441

Long-Term Debt                                        7,961       8,116

Deferred Credits and Other Liabilities:
 Accumulated deferred income taxes                    1,872       1,899
 Unamortized investment tax credits                     262         278
 Other liabilities and deferred credits               2,641       2,585
   Total Deferred Credits and Other Liabilities       4,775       4,762

Shareholders' Equity:
Common stock, $1 par value                            1,009       1,009
 Paid-in capital                                      7,698       7,697
 Retained earnings                                    5,879       5,541
 Shares held in trust and treasury                     (499)       (532)
 Guarantee of ESOP debt                                (434)       (466)
   Total Shareholders' Equity                        13,653      13,249
Total Liabilities and Shareholders' Equity        $  32,526   $  32,568
    The accompanying notes are an integral part of these consolidated financial statements.



                    BELLSOUTH CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
           (In Millions, Except Per Share Amounts)
                                                          For the Three
                                                           Months Ended
                                                             March 31,
                                                        1997       1996
     Cash Flows from Operating Activities:
    Net income                                        $    693   $   970
      Adjustments to net income:
        Depreciation and amortization                      960       903
        Gain from sale of paging business                   --      (442)
        Net losses and dividends from unconsolidated
         affiliates                                         69        58
        Provision for uncollectibles                        66        56
        Deferred income taxes and unamortized
         investment tax credits                            (10)       (2)
        Net change in:
          Accounts receivable and other current
            assets                                         (18)       84
          Accounts payable and other current
            liabilities                                    178      (380)
          Deferred charges and other assets                (70)      (73)
          Other liabilities and deferred credits           (10)        7
        Other reconciling items, net                        16       (55)
          Net cash provided by operating activities      1,874     1,126

     Cash Flows from Investing Activities:
      Capital expenditures                                (871)     (882)
      Proceeds from sale of paging business                 --       930
      Proceeds from disposition of short-term
       investments                                          63        44
      Purchases of short-term investments                  (55)      (30)
      Investments in and advances to unconsolidated
       affiliates                                         (290)     (164)
      Other investing activities, net                      (13)      (33)
          Net cash used for investing activities        (1,166)     (135)

    Cash Flows from Financing Activities:
      Proceeds from short-term borrowings                3,846     5,527
      Repayments of short-term borrowings               (4,472)   (6,433)
      Proceeds from long-term debt                          28        34
      Repayments of long-term debt                          (9)     (499)
      Dividends paid                                      (357)     (358)
      Other financing activities, net                       24        15
          Net cash used for financing activities          (940)   (1,714)
     Net decrease in Cash and Cash Equivalents            (232)     (723)
     Cash and Cash Equivalents at Beginning of Period    1,178     1,711
     Cash and Cash Equivalents at End of Period       $    946  $    988

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

Note B -- BellSouth Corporation Consolidated Shareholders' Equity



                   Number of Shares         Amount
                             Shares
                              Held
               Common          in       Common    Paid-in
                Stock       Trust and   Stock     Capital
                            Treasury
                              (1)
Balance at
December 31,
1996            1,009         (18)      $1,009     $7,697

Net Income

Dividends
declared

Shares issued
for
employee
benefit
plans                          1                       (9)

ESOP
activities and
related tax
benefit

Foreign
currency
translation
adjustment                                             10
                _____       _____      ______      ______
Balance at
March 31, 1997  1,009       (17)      $1,009       $7,698





   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (Unaudited) (In Millions, Except Per Share
                 Amounts)

Note B -- BellSouth Corporation Consolidated Shareholders' Equity
(continued)


                                 Amount
                              Shares    Guarantee
                               Held      of ESOP
                Retained        in        Debt    Total
                Earnings    Trust and
                             Treasury
                                (1)
Balance at
December 31,
1996             $5,541      $(532)      $(466)  $13,249

Net Income         693                               693

Dividends
declared          (357)                             (357)

Shares issued
for
employee
benefit
plans                           33                    24

ESOP activities
and related tax
benefit             2                     32          34

Foreign
currency
translation
adjustment                                            10
               ______      ______       ______   _______
Balance at
March 31, 1997 $5,879       $(499)      $(434)   $13,653



(1) Such shares are not considered to be outstanding for financial reporting purposes. As of March 31, 1997, there were approximately 15.8 million shares held in trust and 1.1 million treasury shares held by the company.

                     BELLSOUTH CORPORATION
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued) (Unaudited)
         (In Millions, Except Per Share Amounts)



Note C -- Supplemental Cash Flow Information


                                     For the Three
                                       Months Ended
                                       March 31,
                                      1997       1996
Cash Paid For:
   Income taxes                      $   59      $37
   Interest                          $  133     $157



Note D -- Sale of Paging Subsidiary

     In January 1996, BellSouth sold to MobileMedia
Corporation its paging subsidiary, Mobile Communications
Corporation of America (MCCA), and its two-way nationwide narrowband personal communications services license for a total of $930. The pretax gain on such sale was $442.

Note E -- Subsequent Event

In 1994, the South Carolina Public Service Commission ordered BellSouth Telecommunications to refund approximately $29, plus interest, based on an investigation of 1992 earnings. The Commission postponed review of earnings in 1993 and 1994 pending final resolution of the 1992 period. The order with respect to the 1992 period was substantially affirmed by the South Carolina Court of Common Pleas in October 1996 and BellSouth Telecommunications began to pursue further review of the decision.

On April 29, 1997, BellSouth Telecommunications, the Commission and other parties to the proceeding agreed on a settlement to claims of alleged overearnings for the years 1992 through 1994. Under the terms of the settlement, BellSouth Telecommunications will pay approximately $72 to its customers. Accordingly, BellSouth will record an after-tax charge of approximately $.05 per share in the second quarter of 1997 associated with the settlement.

                    BELLSOUTH
                   CORPORATION
                SELECTED OPERATING DATA
                     (Unaudited)


Network Access Lines in Service at March 31 (Thousands)(a):
                                                    Percent Change
                                                   1997 vs.  1996 vs.
                                            1997    1996     1995
By Type:
  Residence                                15,394    3.6%    3.5%
  Business                                  6,854    7.6     7.9
  Other                                       266    3.5     0.8
       Total Access Lines                  22,514    4.8     4.8

By State:
  Florida                                   6,008    5.4     5.1
  Georgia                                   3,840    6.0     6.2
  Tennessee                                 2,583    4.4     4.6
  North Carolina                            2,256    5.7     5.2
  Louisiana                                 2,211    3.5     3.6
  Alabama                                   1,884    3.6     4.0
  South Carolina                            1,366    4.0     4.0
  Mississippi                               1,214    3.2     3.6
  Kentucky                                  1,152    3.3     3.7
      Total Access Lines                   22,514    4.8     4.8

                                For the Three   Percent Change for
                                 Months Ended   the Periods Ended
                                   March 31,     1997 vs.    1996 vs.
                                    1997           1996       1995
Access Minutes of Use
(Millions)(a)(b):

  Interstate                         17,721       6.4%      10.1%
  Intrastate                          5,552       8.4       13.0

   Total Access Minutes of Use       23,273       6.9       10.8


Toll Messages (Millions)(a)             230     (18.1)     (24.1)


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

                   BELLSOUTH CORPORATION
            SELECTED OPERATING DATA
            (Continued)
                        (Unaudited)




Cellular and Personal Communications Service (PCS)
Customers Served at March 31 (Equity basis)(Thousands)(c):

                                                   Percent Change
                                                  1997 vs.  1996 vs.
                                          1997      1996      1995
Domestic Cellular                         3,764     23.6%     31.3%
International Cellular                    1,501     75.6     106.0
PCS                                          49       --        --

(c) Includes customers served based on BellSouth's ownership percentage in all markets served.


                                        For the Three
                                         Months Ended
                                          March 31,
                                             1997
Ratio of Earnings to Fixed Charges (d)       6.6

(d) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes, gross interest expense, such portion of rental expense representative of the interest factor on such rentals and equity in losses from less than-50%-owned investments (accounted for under the equity method of accounting) less the excess of earnings over distributions from less-than-50%-owned investments (accounted for under the equity method of accounting); (ii) fixed charges are comprised of gross interest expense and such portion of rental expense representative of the interest factor on such rentals.

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

Approximately 70% and 72% of BellSouth's Total Operating Revenues for each of the three-month periods ended March 31, 1997 and 1996 were from wireline services provided by BellSouth Telecommunications. Charges for local, access and toll services for the three-month period ended March 31, 1997 accounted for approximately 62%, 33% and 5%, respectively, of the wireline revenues discussed above. Revenues from wireless communications services and directory advertising and publishing services accounted for approximately 16% and 7%, respectively, of Total Operating Revenues for the three months ended March 31, 1997. The remainder of such revenues was derived principally from sales and maintenance of customer premises equipment and other nonregulated services provided by BellSouth Telecommunications.

RESULTS OF OPERATIONS


                                 For the Three
                                 Months Ended
                                   March 31,
                                1997      1996
Net Income                      $693      $970
Earnings Per Share              $.70      $.98

For the three-month period ended March 31, 1997, Net Income decreased by $277 (28.6%) when compared to the same 1996 period. Earnings Per Share decreased $.28 (28.6%) when compared to the same 1996 period. The decreases for the three-month period resulted primarily from the $344 gain ($.35 per share) on sale of BellSouth's paging business (see Note D to the Consolidated Financial Statements) during the first quarter of 1996, partially offset in the first quarter of 1997 by continued strong growth in key business volumes and expense savings primarily attributable to employee reductions under BellSouth Telecommunications' work force reduction plan initiated in 1995.

Volumes of Business

The total number of access lines in service as of March 31, 1997 increased by approximately 1,022,000 (4.8%) since March 31, 1996 to 22,514,000, consistent with a 4.8% rate of increase for the same period a year ago. Business and residence access lines increased by 7.6% and 3.6%, respectively, compared to growth rates of 7.9% and 3.5% in the same 1996 period. The increase in residence lines includes additional lines used by customers for home office purposes, access to on-line computer services, children's phones and other uses. The number of additional residence lines increased by 309,000 (22.8%) to 1,662,000 and accounted for approximately 58.4% and 30.2% of the overall increase in residence access lines and total access lines, respectively, since March 31, 1996. The growth in all categories of access lines was primarily attributable to continued economic improvement in the Southeast and successful marketing programs.

Access minutes of use represent the volume of traffic carried by interexchange carriers, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 1,494 million (6.9%)for the three month period ended March 31, 1997, compared to an increase of 10.8% for the same 1996 period. The increase in access minutes of use was primarily attributable to access line growth; promotions by the interexchange carriers; and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities. The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services.

Toll messages are comprised of Message Telecommunications
Service and Wide Area Telecommunications Service. For the three-month period ended March 31, 1997, toll messages decreased by 51 million (18.1%), compared to a decrease of 24.1% for the same 1996 period. The decrease in 1997 is primarily attributable to the continuing expansion of local area calling plans (LACPs) in Florida, Georgia and North Carolina and also to increasing competition from interexchange carriers in the intraLATA toll market.
Historically, the primary factor impacting toll message decline has been the expansion of LACPs. However, as the planned expansion of significant LACPs has neared completion, the impact of competition has become and is expected to continue to be a more significant factor in the toll message decline.

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

Domestic cellular customers (equity-weighted) increased by 718,000 (23.6%) since March 31, 1996 to 3,764,000 due to continuing high demand for wireless services. The overall penetration rate (number of customers as a percentage of the total population in the service territory) increased from 7.6% at March 31, 1996 to 9.2% at March 31, 1997. While total minutes of use have also continued to increase, average minutes of use per cellular customer have remained essentially unchanged from first quarter 1996. Average minutes of use per cellular customer were positively impacted by customer promotions. However, such impact was substantially offset by the continuing trend of increased penetration into lower-usage market segments. Since March 31, 1996, the number of international cellular customers increased by 646,000 (75.6%) to 1,501,000. Growth in total minutes of use for international cellular properties remained strong due to demand stimulated by market-driven pricing programs, enhanced services and underdeveloped land-line service. Domestic PCS customers (equity-weighted) totaled 49,000 at March 31, 1997.

Operating Revenues

Total Operating Revenues increased $304 (6.7%) for the three month period ended March 31, 1997 when compared to the same
1996 period. The components of Total Operating Revenues were as follows:
                                 For the Three
                                 Months Ended
                                   March 31,
                                1997      1996

Local Service                    $2,104    $1,930
Interstate Access                   917       909
Intrastate Access                   218       218
Toll                                174       207
Wireless Communications             765       625
Directory Advertising and
 Publishing                         361       318
Other Services                      306       334

Total Operating Revenues         $4,845    $4,541

Local Service revenues increased $174 (9.0%)for the three-month period ended March 31, 1997 when compared to the same 1996 period. The increase was due primarily to a 4.8% growth in access lines in service since March 31, 1996. Also contributing was an increase of $66 due to higher customer demand for optional services.

Interstate Access revenues increased $8 (0.9%) for the three-month period ended March 31, 1997 when compared to the same 1996 period. The increase was primarily attributable to growth in minutes of use of 6.4%, an increase of $19 due to higher demand for special access services and an increase in end user charges of $14 attributable to growth in the number of access lines. The increase was substantially offset by rate reductions which decreased revenues by $51.

Intrastate Access revenues were unchanged for the three-month period ended March 31, 1997 when compared to the same 1996 period. For the 1997 period, growth in minutes of use of 8.4% was substantially offset by rate reductions.

Toll revenues decreased $33 (15.9%) for the three-month period ended March 31, 1997 when compared to the same 1996 period. The decrease was primarily attributable to a decline in toll messages of 18.1% which reflects the expansion of LACPs and increased competition.

Wireless Communications revenues include revenues from the consolidated cellular communications and PCS businesses as well as revenues from interconnections by unaffiliated cellular and PCS carriers with BellSouth Telecommunications' network. (BellSouth's interests in the net income or loss of the unconsolidated wireless businesses within BellSouth Enterprises, which are accounted for under the equity method of accounting, are recorded in Other Income (Expense), net.)

Wireless Communications revenues increased $140 (22.4%) for the three-month period ended March 31, 1997 when compared to the same
1996 period. The increase was primarily attributable to continued growth of the customer base in domestic and international cellular markets.

Directory Advertising and Publishing revenues increased $43 (13.5%) for the three-month period ended March 31, 1997 when compared to the same 1996 period. The increase primarily reflects adjustments in the current period related to prior years' revenues, as well as volume growth and price increases in 1997. The revenue growth rate associated with increases in volume and pricing was 5.7%.

Other Services revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services and other nonregulated services (primarily inside wire, billing and collection and voice messaging services) offered by BellSouth Telecommunications. Other Services revenues decreased $28 (8.4%) for the three-month period ended March 31, 1997 when compared with the same 1996 period. The decrease primarily reflects the effects in 1996 of positive rate impacts, as well as the sale of a subsidiary which performed computer maintenance. The decrease was partially offset by increased demand and prices for non-regulated services and product sales and higher billing related fees in the 1997 period.


Operating Expenses

Total Operating Expenses increased $134 (4.0%) for the three month period ended March 31, 1997 when compared to the same 1996 period. The components of Total Operating Expenses were as follows:

                                 For the Three
                                 Months Ended
                                   March 31,
                                1997      1996

Depreciation and Amortization $   960   $   903

Other Operating Expenses:
  Cost of Services and
   Products                     1,422     1,468
  Selling, General and
   Administrative               1,110       987
                                2,532     2,455
    Total Operating Expenses  $ 3,492   $ 3,358

Depreciation and Amortization increased $57 (6.3%) for the three month period ended March 31, 1997 compared to the same 1996 period. The increase was due primarily to higher levels of property, plant and equipment since March 31, 1996 resulting from continued growth in the customer base for wireless and wireline services and continued modernization of the networks.

Other Operating Expenses are comprised of Cost of Services and Products and Selling, General and Administrative. Cost of Services and Products includes employee and employee-related expenses associated with network repair and maintenance, material and supplies expense, cost of tangible goods sold and other expenses associated with providing services. Selling, General and Administrative includes expenses related to sales activities such as salaries, commissions, benefits, travel, marketing and advertising expenses and administrative expenses. Other Operating Expenses increased $77 (3.1%) for the three-month period ended March 31, 1997 when compared to the same 1996 period. The increase for the period was primarily attributable to increased expenses of $98 related to sustained growth in the cellular customer base, reflecting additional marketing and operational costs associated with higher levels of sales and expanded operations. The increase also reflected higher expenses associated with the initiation of PCS services.

At BellSouth Telecommunications, Other Operating Expenses decreased $29 for the three-month period ended March 31, 1997 when compared to the same 1996 period. The increase for the period was primarily attributable to a reduction of approximately $29 in employee related costs in the core wireline business, including expenses for employee benefits. The decrease in such employee-related costs reflected net employee reductions in BellSouth Telecommunications' telephone operations of approximately 6,100 since March 31, 1996, partially offset by annual compensation increases for management and represented employees. The employee reductions were primarily attributable to a previously-disclosed work force reduction plan. The decrease in other operating expenses was also attributable to the April 1996 sale of a subsidiary which performed computer maintenance. These decreases were partially offset by increased costs in the company's telephone operations associated with higher business volumes and costs related to initiatives to compete effectively, including new service offerings and intensified marketing and advertising.
The overall decline in other operating expenses at BellSouth Telecommunications is not expected to continue during the remainder of 1997 as BellSouth Telecommunications intensifies initiatives related to competition as well as marketing and advertising efforts.


Other Income Statement Items


                                 For the Three Months
                                   Ended March 31,
                                1997   1996
Interest Expense                $183   $180
Gain on Sale of Paging
  Business                        --    442
Other Income (Expense), net       (7)    36
Provision for Income Taxes       470    511



Gain on Sale of Paging Business represents the pre-tax gain on the sale of BellSouth's paging business in January 1996.

Other Income (Expense), net decreased $43 for the three-month period ended March 31, 1997 when compared to the same 1996 period. The decrease in the three-month period was primarily attributable to equity in losses of unconsolidated affiliates and other nonoperating items. The decrease was partially offset by lower net minority interest deductions.
Equity in losses of unconsolidated affiliates was ($44) in the first quarter of 1997 compared to ($29) for the same 1996 period. The higher overall losses in unconsolidated affiliates for 1997 reflect lower earnings from unconsolidated domestic cellular operations, increased losses from certain international businesses, principally operations in Australia (Optus Vision) and the mobile data communications business.
These losses were partially offset by more favorable results at other unconsolidated international operations, principally Venezuela.

Provision for Income Taxes decreased $41 (8.0%) for the three month period ended March 31, 1997 when compared to the same 1996 period, primarily due to higher tax expense in 1996 from the sale of paging operations. For the three-month period ended March 31, 1997, BellSouth's effective tax rate was 40.4% compared to 34.5% for the same period last year. The lower effective tax rate in 1996 was due primarily to a higher tax than book basis for the paging business, which resulted in a lower gain on sale for computing tax expense.

FINANCIAL CONDITION

BellSouth uses the net cash generated from its operations and external financing to fund capital expenditures, to invest in and operate its existing operations and new businesses and to pay dividends. While current liabilities exceed current assets at both March 31, 1997 and December 31, 1996, BellSouth's sources of funds -- primarily from operations and, to the extent necessary, from readily available external financing arrangements -- are sufficient to meet all current obligations on a timely basis. In addition, BellSouth believes such sources of funds will be sufficient to meet the needs of its business for the foreseeable future.


                                              For the Three
                                              Months Ended
                                                March 31,
                                             1997         1996
Net Cash Provided by Operating Activities   $1,874       $1,126

Operating Activities. Net cash provided by operating activities increased $748 (66.4%) in the three month period ended March 31, 1997 when compared to the same 1996 period. The change is primarily due to lower cash expenditures for accounts payable and other current liabilities. The increase is also due to a $227 increase in operating income before depreciation and amortization.

                                           For the Three Months
                                              Ended March 31,
                                             1997         1996
Net Cash Used for Investing Activities     $(1,166)      $(135)

Investing Activities. BellSouth's primary use of capital resources continues to be for capital expenditures to support development of the wireline and wireless networks. Net cash used for investing activities increased $1,031 in the three month period ended March 31, 1997 when compared to the same 1996 period. The increase was primarily due to $930 in cash received during 1996 from the sale of the paging business, as well as increased investment of $126 in 1997 for unconsolidated affiliates.

Internal sources provided substantially all cash required for capital expenditures in the first three months of 1997. For the remainder of 1997, BellSouth expects to continue to finance capital expenditures primarily through internally generated funds, and, to the extent necessary, from external sources.

                                           For the Three Months
                                              Ended March 31,
                                             1997         1996
Net Cash Used for Financing Activities      $ (940)    $(1,714)

Financing Activities. Net cash used for financing activities decreased $774 (45.2%) in the three month period ended March 31, 1997 when compared to the same 1996 period. The decrease reflects lower reductions of $280 in short term debt, as well as the 1996 repayment of $485 in debentures.

BellSouth's debt to total capitalization ratio decreased to 41.2% at March 31, 1997 from 43.5% at December 31, 1996. The decrease was primarily caused by an increase in stockholders' equity and a decrease in total debt since December 1996.


As of April 30, 1997, shelf registration statements were on file with the Securities and Exchange Commission under which $1,927 of debt securities could be publicly offered.

REGULATORY DEVELOPMENTS AND COMPETITION

Federal Developments

On May 7, 1997, the Federal Communications Commission (FCC) adopted orders regarding revisions to the Local Exchange
Carrier (LEC) price cap plan, access charge reform and the establishment of a universal service fund. The orders on the LEC price cap plan and access charge reform result in access rate reductions and affect both per-line and per-minute-of-use charges. The access charge reductions result primarily from a FCC-mandated increase in the price cap productivity factor from 5.3% to 6.5% with no sharing. The new rates go into effect beginning July 1, 1997 and are to be computed as if the 6.5% productivity factor had been in effect when current rates were set on July 1, 1996. The FCC estimates that the rate reductions called for in the order will reduce access charges industry-wide by $1.7 billion in the first year.

The order also includes increases in subscriber line charges
(SLCs) and the establishment of a presubscribed interexchange carrier charge (PICC). SLCs remain unchanged for primary residential and single-line business access lines. SLCs for additional residential access lines will be permitted to increase to the lower of cost or $6.00 per line. Multi-line business SLCs will be permitted to increase to the lower of cost or $9.00 per line. The SLC increases are to be phased in beginning in July 1997 through 1999. PICCs are per-line rates charged to interexchange carriers for recovery of non-traffic-sensitive costs not covered by SLCs and are scheduled to begin in 1998.

The universal service order deferred implementation of any changes to the support mechanisms currently in place to subsidize the provision of services to high-cost areas until January 1, 1999. The new support mechanism, when implemented in 1999, will be based on forward looking economic costs; however, proposed cost models have yet to be developed. A new proceeding will be initiated in June
1997 to select a model by the end of 1997 with final FCC action expected in 1998.

The order also established significant discounts to be provided to eligible schools, libraries and rural health care providers for all telecommunications services, internal connections and internet services. Industry-wide annual costs of the program are to be capped at $2.65 billion and are to be funded out of the universal service fund. Local and interexchange carriers' contributions to the education and health care fund would be assessed by the administrator of the fund on the basis of their intrastate and interstate end-user revenues.

BellSouth is currently analyzing the universal service order. The price cap order and the access charge reform order are not yet available. Until these orders can be reviewed and analyzed, and until any challenges to these orders have been concluded, it will not be possible to determine the impact that these orders will have on BellSouth's financial position or annual operating results or cash flows.

State Developments
See Note E to the Consolidated Financial Statements.

OTHER MATTERS

Earnings Per Share Standard

In February 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" which sets forth new rules concerning the calculation and presentation of earnings per share information in financial statements. SFAS No. 128 is required for financial statements issued after December 15, 1997. Earlier adoption is prohibited. Adoption of the standard by BellSouth is not expected to materially impact earnings per share.

                 PART II -- OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

  Exhibit
  Number

  3b      Bylaws of BellSouth Corporation
  4a No instrument which defines the rights of holders of long and intermediate term debt of BellSouth Corporation is filed herewith pursuant to Regulation S-K, Item
          601(b)(4)(iii)(A).  Pursuant to this regulation,
          BellSouth Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.

  10q-1   Amendment dated April 15, 1997 to the BellSouth
          Personal Retirement Account Pension Plan

  10w-1   Amendment dated February 18, 1997 to the BellSouth
          Retirement Savings Plan

  10-z BellSouth Corporation Non-Employee Director Stock Option Plan as amended and restated effective November 25, 1996

  11      Computation of Earnings Per Common Share.

  12      Computation of Ratio of Earnings to Fixed Charges.

  27      Financial Data Schedule.


(b) Reports on Form 8-K:

      Date of Earliest Event           Subject
      April 21, 1997           First Quarter 1997 Earnings Release,
                                1997 Financial Projection and
                                update of South Carolina
                                Regulatory Matters


                           SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BELLSOUTH CORPORATION
                                    By    /s/  W. Patrick Shannon
                                          W. PATRICK SHANNON
                                      Vice President and Controller



May 13, 1997
                         EXHIBIT INDEX

  Exhibit
  Number

  3b        Bylaws of BellSouth Corporation

  10q-1     Amendment dated April 15, 1997 to the BellSouth
            Personal Retirement Account Pension Plan

  10w-1     Amendment dated February 18, 1997 to the BellSouth
            Retirement Savings Plan

  10-z BellSouth Corporation Non-Employee Director Stock Option Plan as amended and restated effective November 25, 1996

  11        Computation of Earnings Per Common Share.
  12        Computation of Ratio of Earnings to Fixed Charges.
  27        Financial Data Schedule.