Form 10-K/A
period 1996-12-31
BELLSOUTH CORP
filed 1997-06-30
CIK 732713

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                               ----------------

                                  FORM 10-K/A

                      AMENDMENT TO APPLICATION OR REPORT
                 FILED PURSUANT TO SECTION 12, 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                               ----------------

                             BELLSOUTH CORPORATION

                                AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1996 as set forth in the pages attached hereto:

Item 14a(3) Exhibits:

99a Financial Statements for BellSouth Retirement Savings Plan for the year ended December 31, 1996.

99b Financial Statements for BellSouth Savings and Security Plan for the year ended December 31, 1996.
                               ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BellSouth Corporation

                                                   /s/ W. Patrick Shannon
                                          By: _________________________________
                                             W.Patrick Shannon
                                             Vice President and Controller
                                             June 27, 1997

  (3) Exhibits: (As filed with Form 10-K as of 12/31/96, unless otherwise noted).

 EXHIBIT
 NUMBER
 -------
  3a     Articles of Incorporation of BellSouth Corporation. (Exhibit 3a to
         Form 10-K for the year ended December 31, 1990, File No. 1-8607).
  3a-1   Articles of Amendment to Articles of Incorporation of BellSouth
         Corporation. (Exhibit 3a-1 to Form 10-Q for the quarter ended
         September 30, 1995, File No. 1- 8607).
  3b     Bylaws of BellSouth Corporation. (Exhibit 3b to Form 10-Q for the
         quarter ended September 30, 1994, File No. 1-8607).
  4      BellSouth Corporation Shareholder Rights Agreement. (Exhibit 4-b to
         Form 8-K. Date of report November 27, 1989).
  4a     No instrument which defines the rights of holders of long and intermediate term debt of BellSouth Corporation is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, BellSouth Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.
 10a     BellSouth Corporation Officer Short Term Incentive Award Plan.
         (Exhibit 10y to Form 10-Q for the quarter ended September 30, 1996,
         File No. 1-8607).
 10b     BellSouth Corporation Executive Long Term Incentive Plan. (Exhibit 10e
         to Form 10-K for the year ended December 31, 1991, File No. 1-8607).
 10c     BellSouth Corporation Executive Long Term Disability and Survivor
         Protection Plan as amended and restated effective January 1, 1994.
         (Exhibit 10c-1 to Form 10-K for the year ended December 31, 1993, File
         No. 1-8607).
 10d     BellSouth Corporation Executive Transfer Plan. (Exhibit 10ee to
         Registration Statement No. 2-87846).
 10e     BellSouth Corporation Death Benefit Program. (Exhibit 10ff to Form 10-
         K for the year ended December 31, 1989, File No. 1-8607).
 10f     BellSouth Corporation Plan For Non-Employee Directors' Travel Accident
         Insurance. (Exhibit 10ii to Registration Statement No. 2-87846).
 10g     BellSouth Corporation Executive Incentive Award Deferral Plan as
         amended and restated effective September 23, 1996.
 10h     BellSouth Corporation Nonqualified Deferred Compensation Plan as
         amended and restated effective November 25, 1996.
 10i     BellSouth Corporation Supplemental Executive Retirement Plan as
         amended on May 18, 1995. (Exhibit 10j-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607).
 10j     BellSouth Corporation Directors Retirement Plan. (Exhibit 10qq to Form
         10-K for the year ended December 31, 1986, File No. 1-8607).
 10k     BellSouth Corporation Financial Counseling Plan. (Exhibit 10r to Form
         10-K for the year ended December 31, 1992, File No. 1-8607).

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

 EXHIBIT
 NUMBER
 -------
 12      Computation of Ratio of Earnings to Fixed Charges.
 21      Subsidiaries of BellSouth.
 24      Powers of Attorney.
 27      Financial Data Schedule.
 99a*    Annual report on Form 11-K for BellSouth Retirement Savings Plan for
         the fiscal year ended December 31, 1996.
 99b*    Annual report on Form 11-K for BellSouth Savings and Security Plan for
         the fiscal year ended December 31, 1996.

--------
  *Filed herewith.