Form 10-Q
period 1997-06-30
BELLSOUTH CORP
filed 1997-08-13
CIK 732713

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549




                            FORM 10-Q
                           (Mark One)

      |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

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

At July 31, 1997, a total of 991,394,906 common shares were outstanding.

                      Table of Contents


Item                                                         Page
                            Part I
 1.  Financial Statements                                      3
         Consolidated Statements of Income                     3
         Consolidated Balance Sheets                           4
         Consolidated Statements of Cash Flows                 5
         Notes to Consolidated Financial Statements            6
         Selected Operating Data                              10

 2.  Management's Discussion and Analysis of Results of
     Operations and Financial Condition                       12
        Results of Operations                                 13
            Volumes of Business                               13
            Operating Revenues                                14
            Operating Expenses                                16
            Other Income Statement Items                      18
        Financial Condition                                   19
        Regulatory Developments and Competition               20
            Federal Developments                              20
            State Developments                                21
        Other Matters                                         21
            Sale of Operations                                21
            Brazil Wireless Auctions                          22
            Competitive Local Exchange Carrier                22

                           Part II
 4.  Submission of Matters to a Vote of
        Security Holders                                      23
 6.  Exhibits and Reports on Form 8-K                         24


                  PART I - FINANCIAL INFORMATION

                      BELLSOUTH CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
             (In Millions, Except Per Share Amounts)


                              For the Three Months    For the Six Months
                                 Ended June 30,         Ended June 30,
                                 1997       1996        1997       1996
Operating Revenues:
 Network and related services:
  Local service               $ 2,068     $ 2,021    $ 4,172     $ 3,951
  Interstate access               928         871      1,845       1,780
  Intrastate access               186         202        404         420
  Toll                            186         198        360         405
 Wireless communications          815         691      1,580       1,316
 Directory advertising and
   publishing                     400         367        761         685
 Other services                   340         270        646         604
   Total Operating Revenues     4,923       4,620      9,768       9,161

Operating Expenses:
 Cost of services and
   products                     1,536       1,499      2,958       2,967
 Depreciation and
   amortization                   977         917      1,937       1,820
 Selling, general and
   administrative               1,186       1,016      2,296       2,003
    Total Operating Expenses    3,699       3,432      7,191       6,790

Operating Income                1,224       1,188      2,577       2,371

Interest Expense                  187         174        370         354
Gain on Sale of Paging
  Business                         --          --         --         442
Other Income, net                  33          16         26          52

Income Before Income Taxes      1,070       1,030      2,233       2,511
Provision for Income Taxes        416         401        886         912

Net Income                    $   654     $   629    $ 1,347     $ 1,599

Weighted Average Common
  Shares Outstanding              992         994        992         994
Dividends Declared Per Common
  Share                        $  .36      $  .36     $  .72      $  .72
Earnings Per Share             $  .66      $  .63     $ 1.36      $ 1.61


The accompanying notes are an integral part of these consolidated financial statements.


                      BELLSOUTH CORPORATION
                   CONSOLIDATED BALANCE SHEETS
             (In Millions, Except Per Share Amounts)

                                                  June 30,    December 31,
                                                    1997          1996
                                                (Unaudited)
                    ASSETS
Current Assets:
 Cash and cash equivalents                      $   1,308      $   1,178
 Temporary cash investments                            58             51
 Accounts receivable, net of allowance for
   uncollectibles of $198 and $180                  4,064          4,087
 Material and supplies                                409            451
 Other current assets                                 487            531
     Total Current Assets                           6,326          6,298

Investments and Advances                            2,816          2,430
Property, Plant and Equipment:
 Property, Plant and Equipment                     51,364         50,059
 Accumulated Depreciation                          29,424         28,234
   Property, Plant and Equipment, net              21,940         21,825

Deferred Charges and Other Assets                     608            610
Intangible Assets, net                              1,705          1,405

 Total Assets                                   $  33,395      $  32,568

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Debt maturing within one year                  $   2,666      $   2,124
 Accounts payable                                   1,661          1,446
 Other current liabilities                          2,870          2,871
   Total Current Liabilities                        7,197          6,441
Long-Term Debt                                      7,406          8,116
Deferred Credits and Other Liabilities:
 Accumulated deferred income taxes                  1,906          1,899
 Unamortized investment tax credits                   246            278
 Other liabilities and deferred credits             2,657          2,585
   Total Deferred Credits and Other
     Liabilities                                    4,809          4,762
Shareholders' Equity:
 Common stock, $1 par value                         1,010          1,009
 Paid-in capital                                    7,761          7,697
 Retained earnings                                  6,178          5,541
 Shares held in trust and treasury                   (533)          (532)
 Guarantee of ESOP debt                              (433)          (466)
   Total Shareholders' Equity                      13,983         13,249

 Total Liabilities and Shareholders' Equity     $  33,395      $  32,568




The accompanying notes are an integral part of these consolidated financial statements.


                      BELLSOUTH CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
             (In Millions, Except Per Share Amounts)
                                                         For the Six Months
                                                           Ended June 30,
                                                           1997      1996
 Cash Flows from Operating Activities:
  Net income                                           $  1,347   $  1,599
  Adjustments to net income:
    Depreciation and amortization                         1,937     1,820
    Gain from sale of paging business                        --      (442)
    Net losses and dividends from unconsolidated
      affiliates                                            147       136
    Provision for uncollectibles                            125       113
    Deferred income taxes and unamortized
      investment tax credits                                 14        68
    Net change in:
      Accounts receivable and other current assets         (126)     (146)
      Accounts payable and other current liabilities        200      (438)
      Deferred charges and other assets                    (151)     (164)
      Other liabilities and deferred credits                 (2)       99
    Other reconciling items, net                              3       (89)
          Net cash provided by operating activities       3,494     2,556

 Cash Flows from Investing Activities:
  Capital expenditures                                   (1,978)   (2,185)
  Proceeds from sale of paging business                      --       930
  Proceeds from disposition of short-term
   investments                                              145        67
  Purchases of short-term investments                      (152)      (31)
  Investments in and advances to unconsolidated
   affiliates                                              (341)     (247)
  Other investing activities, net                          (131)       15
      Net cash used for investing activities             (2,457)   (1,451)

 Cash Flows from Financing Activities:
  Proceeds from short-term borrowings                     9,375    12,649
  Repayments of short-term borrowings                    (9,538)  (13,112)
  Proceeds from long-term debt                               30        56
  Repayments of long-term debt                              (19)     (527)
  Dividends paid                                           (713)     (715)
  Other financing activities, net                           (42)        2
      Net cash used for financing activities               (907)   (1,647)

 Net Increase (Decrease) in Cash and Cash
   Equivalents                                              130      (542)
 Cash and Cash Equivalents at Beginning of Period         1,178     1,711
 Cash and Cash Equivalents at End of Period            $  1,308  $  1,169







The accompanying notes are an integral part of these consolidated financial statements.


                      BELLSOUTH CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
             (In Millions, Except Per Share Amounts)

Note A -- Preparation of Interim Financial Statements

     The consolidated financial statements of BellSouth Corporation (BellSouth) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission
(SEC). Certain amounts have been reclassified from previous presentations. These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates. In the opinion of BellSouth, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. BellSouth believes, however, that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in BellSouth's latest annual report on Form 10-K and previous quarterly report on Form 10-Q.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                   (In Millions, Except Per Share Amounts)

Note B -- BellSouth Corporation Consolidated Shareholders' Equity

                             Number of Shares          Amount
                          --------------------  ----------------
                                      Shares
                                       Held
                            Common      in       Common    Paid-in
                             Stock     Trust      Stock    Capital
                                        and
                                     Treasury
                                        (1)
Balance at
December 31, 1996           1,009        (18)    $1,009     $7,697

Net Income

Dividends declared

Shares issued for:
 Employee benefit plans                    1                   (12)
 Grantor Trusts                 1         (1)         1         60
 Acquisitions                              2                     8

Purchase of
  Treasury Stock                          (1)

ESOP activities and
related tax benefit

Foreign currency
translation
adjustment                                                       8
                           ______     ______     ______     ______
Balance at June 30, 1997    1,010        (17)    $1,010     $7,761
                           ======     ======     ======     ======

(1) Such shares are not considered to be outstanding for financial reporting purposes. As of June 30, 1997 there were approximately 17 million shares held in trust and 400 thousand treasury shares held by the company.


                  BELLSOUTH CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (Unaudited)
         (In Millions, Except Per Share Amounts)

Note B -- BellSouth Corporation Consolidated Shareholders' Equity

               ----------------------   Amount  -----------------------

                                        Shares    Guarantee
                                         Held      of ESOP
                         Retained         in        Debt
                         Earnings       Trust                    Total
                                          and
                                       Treasury
                                         (1)
Balance at
December 31, 1996          $5,541       $(532)     $(466)       $13,249

Net Income                  1,347                                 1,347
Dividends declared           (714)                                 (714)
Shares issued for:
 Employee benefit plans                    40                        28
 Grantor Trusts                           (61)                       --
 Acquisitions                              89                        97

Purchase of
  Treasury Stock                          (69)                      (69)

ESOP activities and
related tax benefit             4                     33             37

Foreign currency
translation adjustment                                                8
                             ______     ______      ______      _______
Balance at June 30, 1997     $6,178     $(533)      $(433)      $13,983
                             ======     ======      ======      =======

 (1) Such shares are not considered to be outstanding for financial reporting purposes. As of June 30, 1997 there were approximately 17 million shares held in trust and 400 thousand treasury shares held by the company.





                       BELLSOUTH CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            (Unaudited)
              (In Millions, Except Per Share Amounts)

Note C -- Supplemental Cash Flow Information

                                      For the Six Months
                                        Ended June 30,
                                      1997         1996

Cash Paid For:

   Income taxes                      $ 830        $ 689
   Interest                          $ 350        $ 373

Noncash Investing and Financing Activities:

   Shares issued to grantor trusts   $  61        $  35
   Shares issued for acquisitions    $  97        $  --


Note D -- South Carolina Regulatory Settlement

On April 29, 1997, BellSouth Telecommunications, the South Carolina Public Service Commission and other parties to proceedings related to claims of alleged overearnings for the years 1992 through 1994 agreed on a settlement. Under the terms of the settlement, BellSouth Telecommunications will pay $72 to its customers. Accordingly, in the second quarter of 1997, BellSouth reduced operating revenues by $72 ($47 or $.05 per share after tax) in connection with the settlement.


Note E -- Sale of Paging Subsidiary

     In January 1996, BellSouth sold to MobileMedia Corporation its paging subsidiary, Mobile Communications Corporation of America
(MCCA), and its two-way nationwide narrowband personal communications services license for a total of $930. The pretax gain on such sale was $442 ($344 or $.35 per share after tax).


Note F -- Derivative Financial Instruments

BellSouth generally enters into derivative financial instruments only for hedging purposes. Deferred accounting is applied when the derivative reduces the risk of the underlying hedged item effectively as a result of high inverse correlation with the value of the hedged item. If a derivative instrument either initially fails or later ceases to meet the criteria for deferral or settlement accounting, any subsequent gains or losses are recognized currently in income.

                       BELLSOUTH CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            (Unaudited)
              (In Millions, Except Per Share Amounts)

Note F -- Derivative Financial Instruments (continued)

Foreign exchange forward contracts are carried at fair value on the consolidated balance sheets. Gains and losses on foreign exchange forward contracts used as currency hedges of existing assets or liabilities are deferred and offset the deferred losses and gains of the underlying asset or liability. The net effect is ultimately recognized in income as the underlying transaction matures. Gains and losses related to qualifying hedges of firm commitments also are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs.

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




                       BELLSOUTH CORPORATION
                      SELECTED OPERATING DATA
                            (Unaudited)

                                                    Percent Change
                                                  1997 vs.  1996 vs.
                                            1997    1996      1995

Network Access Lines in Service at June 30 (Thousands)(a):
By Type:
  Residence                                15,511    3.8%      3.5%
  Business                                  6,936    6.4       8.7
  Other                                       270    3.1       2.3
       Total Access Lines                  22,717    4.6       5.0

By State:
  Florida                                   6,066    5.5       5.4
  Georgia                                   3,887    5.0       7.1
  Tennessee                                 2,605    4.2       4.6
  North Carolina                            2,284    6.0       5.2
  Louisiana                                 2,227    3.5       3.5
  Alabama                                   1,894    3.4       4.1
  South Carolina                            1,375    3.8       4.0
  Mississippi                               1,220    3.1       3.5
  Kentucky                                  1,159    3.2       3.6
      Total Access Lines                   22,717    4.6       5.0

                                                  Percent Change for
                                                   the Periods Ended
                                                  1997 vs.  1996 vs.
                                            1997    1996      1995

Access Minutes of Use (Millions)(a)(b):
  Interstate:
   Three months ended March 31             17,721    6.4%      10.1%
   Three months ended June 30              18,552   10.1        8.0
   Six months ended June 30                36,273    8.3        9.0

  Intrastate:
   Three months ended March 31              5,552    8.4       13.0
   Three months ended June 30               5,873   12.2        9.3
   Six months ended June 30                11,425   10.3       11.1

  Total Access Minutes of Use:
   Three months ended March 31             23,273    6.9       10.8
   Three months ended June 30              24,425   10.6        8.3
   Six months ended June 30                47,698    8.8        9.5

Toll Messages (Millions)(a):
   Three months ended March 31                230  (18.1)     (24.1)
   Three months ended June 30                 232  (10.5)     (27.0)
   Six months ended June 30                   462  (14.5)     (25.5)

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

Cellular and Personal Communications Service (PCS) Customers Served at June 30(Equity basis)(Thousands)(c):

                                                     Percent Change
                                                  1997 vs.   1996 vs.
                                            1997    1996       1995

Domestic Cellular                           3,901   20.7%     31.1%
International Cellular                      1,784   82.8     102.9
PCS                                            65    --        --

(c) Includes customers served based on BellSouth's ownership percentage in all markets served.


                                         For the Six
                                         Months Ended
                                           June 30,
                                             1997
Ratio of Earnings to Fixed Charges (d)       6.32

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

Approximately 69% and 72% of BellSouth's Total Operating Revenues for each of the six-month periods ended June 30, 1997 and 1996 were from wireline services provided by BellSouth Telecommunications. Charges for local, access and toll services for the six-month period ended June 30, 1997 accounted for approximately 62%, 33% and 5%, respectively, of the wireline revenues discussed above. Revenues from wireless communications services and directory advertising and publishing services accounted for approximately 16% and 8%, respectively, of Total Operating Revenues for the six months ended June 30, 1997. The remainder of such revenues was derived principally from sales and maintenance of customer premises equipment and other nonregulated services provided by BellSouth Telecommunications.

RESULTS OF OPERATIONS

                                 For the Three        For the Six
                                 Months Ended        Months Ended
                                    June 30,            June 30,
                                1997      1996      1997      1996

   Net Income                 $   654   $   629   $ 1,347   $ 1,599

   Earnings Per Share         $   .66   $   .63   $  1.36   $  1.61


For the three and six-month periods ended June 30, 1997, Net Income increased by $25 (4.0%) and decreased by $252 (15.8%) when compared to the same 1996 periods. Earnings Per Share increased $.03 (4.8%) and decreased $.25 (15.5%) when compared to the same 1996 periods. The increase for the three-month period was primarily attributable to continued strong growth in key business volumes and expense savings due to employee reductions under BellSouth Telecommunications' work force reduction plan initiated in 1995. The increase was partially offset by an after-tax charge of $47 ($.05 per share) related to a regulatory settlement in South Carolina (see Note D to the Consolidated Financial Statements). The decrease for the six-month period resulted primarily from the $344 gain ($.35 per share) on sale of BellSouth's paging business (see Note E to the Consolidated Financial Statements) during the first quarter of 1996, partially offset in the first half of 1997 by continued strong growth in key business volumes and expense savings as discussed above.


Volumes of Business

The total number of access lines in service as of June 30, 1997 increased by approximately 996,000 (4.6%) since June 30, 1996 to 22,717,000, compared to a 5.0% rate of increase for the same period a year ago. The 1996 growth rate was positively impacted by pre-Olympics stimulation, particularly in the business line category. Business and residence access lines increased by 6.4% and 3.8%, respectively, compared to growth rates of 8.7% and 3.5% in the same 1996 period. The increase in residence lines includes additional lines used by customers for home office purposes, access to on-line computer services, children's phones and other uses. The number of additional residence lines increased by 396,000 (28.6%) to 1,783,000 and accounted for approximately 69.0% and 39.8% of the overall increase in residence access lines and total access lines, respectively, since June 30, 1996. The growth in all categories of access lines was primarily attributable to continued economic improvement in the Southeast and successful marketing programs.

Access minutes of use represent the volume of traffic carried by interexchange carriers, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 2,343 million (10.6%)and 3,838 million (8.8%) for the three and six-month periods ended June 30, 1997, compared to increases of 8.3% and 9.5% for the same 1996 periods. The increase in access minutes of use was primarily attributable to access line growth, promotions by the interexchange carriers, and intraLATA toll competition (which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities). The growth rate in total minutes of use continues to be impacted negatively by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. For the three and six-month periods ended June 30, 1997, toll messages decreased by 27 million (10.5%) and 78 million (14.5%), compared to a decrease of 27.0% and 25.5% for the same 1996 periods. The decrease in 1997 is primarily attributable to increasing competition from interexchange carriers in the intraLATA toll market as well as the continuing expansion of local area calling plans (LACPs).

Competition in the intraLATA toll market coupled with continued expansion of LACPs will adversely impact future toll message volumes. Competition and the effects of expanded LACPs result in the transfer of calls from toll to access and local service categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.

Domestic cellular customers (equity-weighted) increased by 670,000 (20.7%) since June 30, 1996 to 3,901,000 due to continuing high demand for wireless services. The overall penetration rate (number of customers as a percentage of the total population in the service territory) increased from 8.1% at June 30, 1996 to 9.6% at June 30, 1997. While total minutes of use have also continued to increase, average minutes of use per cellular customer have declined slightly from second quarter 1996. Average minutes of use per cellular customer were negatively impacted by the continuing trend of increased penetration into lower-usage market segments. This decrease was partially offset by the impact of customer promotions.

Since June 30, 1996, the number of international cellular customers (equity-weighted) increased by 808,000 (82.8%) to 1,784,000.
Growth in total minutes of use for international cellular properties remained strong, primarily due to demand stimulated by market-driven pricing programs, enhanced services and underdeveloped land-line service. Similar to the domestic cellular market, average minutes of use per international customer have been negatively impacted by increased penetration into lower-usage market segments.

Domestic PCS customers (equity-weighted) totaled 65,000 at June 30,
1997.

Operating Revenues

Total Operating Revenues increased $303 (6.6%) and $607 (6.6%) for the three- and six-month periods ended June 30, 1997, respectively, when compared to the same 1996 periods. Excluding a $72 reduction of revenues related to a regulatory settlement in South Carolina, the increases in operating revenues for the three- and six-month periods would have been 8.1% and 7.4%, respectively. The components of Total Operating Revenues were as follows: