Form 10-Q/A
period 1997-06-30
BELLSOUTH CORP
filed 1997-08-15
CIK 732713

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549

                   FORM 10-Q/A (Amendment No. 1)
                           (Mark One)

      |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

                               OR
     [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from        to

                  Commission file number 1-8607





                      BELLSOUTH CORPORATION
     (Exact name of registrant as specified in its charter)


            Georgia                       58-1533433
      (State of Incorporation)          (I.R.S. Employer
                                    Identification Number)


   1155 Peachtree Street, N. E., Atlanta, Georgia  30309- 3610
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


                PART I - FINANCIAL INFORMATION

                     BELLSOUTH CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
             (In Millions, Except Per Share Amounts)


                              For the Three Months    For the Six Months
                                  Ended June 30,         Ended June 30,
                                 1997       1996        1997       1996
Operating Revenues:
 Network and related services:
  Local service               $ 2,068     $ 2,021    $ 4,172   $  3,951
  Interstate access               928         871      1,845      1,780
  Intrastate access               186         202        404        420
  Toll                            186         198        360        405
 Wireless communications          815         691      1,580      1,316
 Directory advertising and
  publishing                      400         367        761        685
 Other services                   340         270        646        604
   Total Operating Revenue      4,923       4,620      9,768      9,161

Operating Expenses:
 Cost of services and
  products                      1,536       1,499      2,958      2,967
 Depreciation and
  amortization                    977         917      1,937      1,820
 Selling, general and
  administrative                1,186       1,016      2,296      2,003
   Total Operating Expenses     3,699       3,432      7,191      6,790

Operating Income                1,224       1,188      2,577      2,371

Interest Expense                  187         174        370        354
Gain on Sale of Paging
  Business                         --          --         --        442
Other Income, net                  33          16         26         52

Income Before Income Taxes      1,070       1,030      2,233      2,511
Provision for Income Taxes        416         401        886        912

Net Income                    $   654     $   629    $ 1,347   $  1,599

Weighted Average Common
  Shares Outstanding              992         994        992        994
Dividends Declared Per Common
 Share                         $  .36      $  .36     $  .72     $  .72
Earnings Per Share             $  .66      $  .63     $ 1.36     $ 1.61






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


                  BELLSOUTH CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (Unaudited)
         (In Millions, Except Per Share Amounts)

Note B -- BellSouth Corporation Consolidated Shareholders' Equity

               ------------------------- Amount ---------------------

                                        Shares    Guarantee
                                         Held      of ESOP
                         Retained         in        Debt
                         Earnings       Trust
                                         and                   Total
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

(d) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes, gross interest expense, such portion of rental expense representative of the interest factor on such rentals and equity in losses from less-than50%-owned investments (accounted for under the equity method of accounting) less the excess of earnings over distributions from less-than-50%-owned investments (accounted for under the equity method of accounting); (ii) fixed charges are comprised of gross interest expense and such portion of rental expense representative of the interest factor on such rentals.

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

BellSouth is a holding company headquartered in Atlanta, Georgia whose operating telephone company subsidiary, BellSouth Telecommunications, Inc. (BellSouth Telecommunications), serves, in the aggregate, approximately two-thirds of the population and onehalf of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides local exchange and toll communications services within geographic areas, called Local Access and Transport Areas (LATAs), and provides network access services to enable interLATA and intraLATA communications using the long-distance facilities of interexchange carriers. Through subsidiaries, other telecommunications services and products are provided primarily within the nine-state BellSouth Telecommunications region.
BellSouth Enterprises, Inc. (BellSouth Enterprises), another wholly-owned subsidiary, owns businesses providing primarily wireless and international communications services and advertising and publishing products.

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

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. For the three and six month periods ended June 30, 1997, toll messages decreased by 27 million (10.5%) and 78 million (14.5%), compared to a decrease of 27.0% and 25.5% for the same 1996 periods. The decrease in 1997 is primarily attributable to increasing competition from interexchange carriers in the intraLATA toll market as well as the continuing expansion of local area calling plans (LACPs).

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


                                 For the Three        For the Six
                                 Months Ended        Months Ended
                                   June 30,            June 30,
                                1997      1996      1997      1996

Local Service                   $ 2,068   $ 2,021   $ 4,172   $ 3,951
Interstate Access                   928       871     1,845     1,780
Intrastate Access                   186       202       404       420
Toll                                186       198       360       405
Wireless Communications             815       691     1,580     1,316
Directory Advertising and
 Publishing                         400       367       761       685
Other Services                      340       270       646       604

Total Operating Revenues        $ 4,923   $ 4,620   $ 9,768   $ 9,161

Local Service revenues increased $47 (2.3%) and $221 (5.6%) for the three- and six-month periods ended June 30, 1997, respectively, as compared to the same 1996 periods. The increases for both periods were due primarily to a 4.6% growth in access lines in service since June 30, 1996. Also contributing for the three- and six-month periods was an increase of $66 and $133 due to higher customer demand for optional services. Such increases were partially offset by rate impacts which reduced revenues by $90 and $81, respectively, for the three and six-month periods. The rate impacts were primarily due to a non-recurring revenue reduction of $64 related to the local service portion of the regulatory settlement in South Carolina.

Interstate Access revenues increased $57 (6.5%) and $65 (3.7%) for the three- and six-month periods ended June 30, 1997, respectively, as compared to the same 1996 periods. The increases for both periods were attributable primarily to growth in minutes of use of 10.1% and 8.3%, respectively. Also contributing were increases of $27 and $45 due to higher demand for special access services and increases in end user charges of $16 and $30 attributable to growth in the number of access lines. The increases were partially offset by rate reductions which decreased revenues by $18 and $69 for the three- and six-month periods, respectively.

Intrastate Access revenues decreased $16 (7.9%) and $16 (3.8%) for the three- and six-month periods ended June 30, 1997, respectively, when compared to the same 1996 periods. These decreases were primarily due to rate reductions of $35 and $43, respectively, for the three- and six-month periods. These rate impacts included a non-recurring revenue reduction of $8 associated with the intrastate access portion of the regulatory settlement in South Carolina. These decreases were partially offset by growth in minutes of use of 12.2% and 10.3%, respectively.

Toll revenues decreased $12 (6.1%) and $45 (11.1%) for the three- and six-month periods ended June 30, 1997 when compared to the same prior year periods. The decreases were primarily attributable to a decline in toll messages of 10.5% and 14.5%, respectively, which reflects increased competition and the expansion of LACPs.

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

Wireless Communications revenues increased $124 (17.9%) and $264
(20.1%) for the three- and six-month periods ended June 30, 1997 when compared to the same 1996 periods. The increase was primarily attributable to continued growth of the customer base in domestic and international cellular markets.

Directory Advertising and Publishing revenues increased $33 (9.0%) and $76 (11.1%) for the three- and six-month periods ended June 30, 1997 when compared to the same 1996 periods. The increases primarily reflect volume growth, price increases and the reclassification to Operating Expenses of commissions associated with national accounts. In addition, for the six-month period, the increase was also due to adjustments related to prior years' revenues. The revenue growth rate associated with increases in volume and pricing for the three- and six-month periods ended June 30, 1997 were 7.1% and 6.5%, respectively.

Other Services revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services and other nonregulated services (primarily inside wire, billing and collection and voice messaging services) offered by BellSouth Telecommunications. Other Services revenues increased $70 (25.9%) and $42 (7.0%) for the three-and six-month periods ended June 30, 1997 when compared with the same 1996 periods. The increases for the three- and six-month periods reflect increased demand and prices for non-regulated services and higher billing-related fees in the 1997 period. The increase for the six-month period was partially offset by the effect in 1996 of positive rate impacts and the sale of a subsidiary which performed computer maintenance.



Operating Expenses

Total Operating Expenses increased $267 (7.8%) and $401 (5.9%) for the three- and six-month periods ended June 30, 1997 compared to the same periods in 1996. The components of Total Operating
Expenses were as follows:

                                 For the Three        For the Six
                                 Months Ended        Months Ended
                                   June 30,            June 30,
                                1997      1996      1997      1996

Depreciation and Amortization $   977   $   917   $ 1,937   $ 1,820

Other Operating Expenses:
  Cost of Services and
   Products                     1,536     1,499     2,958     2,967
  Selling, General and
   Administrative               1,186     1,016     2,296     2,003
                                2,722     2,515     5,254     4,970
    Total Operating Expenses  $ 3,699   $ 3,432   $ 7,191   $ 6,790

Depreciation and Amortization increased $60 (6.5%) and $117 (6.4%) for the three- and six-month periods ended June 30, 1997, respectively, compared to the same periods in 1996. The increases were due primarily to higher levels of property, plant and equipment since June 30, 1996 resulting from continued growth in the customer base for wireless and wireline services and continued modernization of the networks.

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

Other Operating Expenses increased $207 (8.2%) and $284 (5.7%) for the three- and six-month periods ended June 30, 1997 when compared to the same 1996 periods. The increase for the periods was primarily attributable to increased expenses of $87 and $173 related to sustained growth in the cellular customer base. Such increase reflects additional marketing and operational costs associated with higher levels of sales and expanded operations. The increase in other operating expenses also reflected higher expenses associated with the initiation of PCS services of $38 and $72 for the three- and six-month periods, respectively.

At BellSouth Telecommunications, Other Operating Expenses increased $44 (2.3%) and $15 (0.4%) for the three- and six-month periods ended June 30, 1997 when compared to the same 1996 periods. The increases for the periods were primarily attributable to increased costs in the company's telephone operations associated with higher business volumes and costs related to initiatives to compete effectively, including new service offerings and intensified marketing and advertising. The increases were partially offset by reductions of approximately $67 and $131 in employee-related costs in the core wireline business, including expenses for employee benefits. The decrease in such employee-related costs reflected net employee reductions in BellSouth Telecommunications' telephone operations of approximately 3,700 since June 30, 1996, partially offset by annual compensation increases for management and represented employees. The employee reductions were primarily attributable to a previously-disclosed work force reduction plan. The increase for the six-month period in other operating expenses was further offset by the April 1996 sale of a subsidiary which performed computer maintenance.


Other Income Statement Items

The other income statement components were as follows:

                                 For the Three        For the Six
                                 Months Ended        Months Ended
                                    June 30,            June 30,
                                1997      1996      1997       1996

Interest Expense                 $187      $174      $370       $354
Gain on Sale of Paging
  Business                         --        --        --        442
Other Income, net                  33        16        26         52
Provision for Income Taxes        416       401       886        912


Interest Expense increased $13 (7.5%) and $16 (4.5%)for the three- and six-month periods ended June 30, 1997, respectively, compared to the same periods in 1996. The increases were primarily attributable to higher average debt balances and interest rates on borrowings.

Gain on Sale of Paging Business represents the pre-tax gain on the sale of BellSouth's paging business in January 1996.

Other Income, net increased $17 and decreased $26 for the three- and six-month periods ended June 30, 1997, respectively, compared to the same periods in 1996. The increase in the three-month period was primarily attributable to lower net minority interest deductions and other non-operating items. The decrease for the six-month period was primarily attributable to increased equity in losses of unconsolidated affiliates and other non-operating items, partially offset by lower net minority interest deductions.

Equity in losses of unconsolidated affiliates were ($26) and ($69), respectively, for the three- and six-month periods ending
June 30, 1997 compared to ($30) and ($58) for the same periods in 1996.

The lower overall equity in losses of unconsolidated affiliates for second quarter 1997 reflects more favorable results from certain unconsolidated international operations, principally in Germany and Israel. The improvements were partially offset by increased losses at other international businesses, principally Optus Vision, as well as losses incurred by recently acquired businesses.

The higher overall equity in losses of unconsolidated affiliates for the six-month period ended June 30, 1997 reflects increased losses from certain international businesses, principally Optus Vision, as well as losses incurred by recently acquired businesses. Also contributing were lower earnings from unconsolidated domestic cellular operations. These losses were partially offset by more favorable results at other unconsolidated international operations, principally in Germany, Israel and Venezuela.


Provision for Income Taxes increased $15 (3.7%) for the three-month period and decreased $26 (2.9%) for the six-month period ended June 30, 1997 when compared to the same 1996 periods. For the three- and six-month periods ended June 30, 1997, BellSouth's effective tax rates were 38.9% and 39.7%, respectively, compared to 38.9% and 36.3%, respectively, for the same 1996 periods. The lower effective tax rate for the six-month period in 1996 was due primarily to a higher tax than book basis for the paging business, which resulted in a lower gain on sale for computing tax expense.

FINANCIAL CONDITION

BellSouth uses the net cash generated from its operations and external financing to fund capital expenditures, pay dividends and invest in and operate its existing operations and new businesses. While current liabilities exceeded current assets at both June 30, 1997 and December 31, 1996, BellSouth's sources of funds -- primarily from operations and, to the extent necessary, from readily available external financing arrangements -- are sufficient to meet all current obligations on a timely basis. In addition, BellSouth believes such sources of funds will be sufficient to meet the needs of its business for the foreseeable future.

                                            For the Six Months
                                              Ended June 30,
                                             1997         1996
Net Cash Provided by Operating Activities   $3,494       $2,556

Operating Activities. Net cash provided by operating activities increased $938 (36.7%) in the six-month period ended June 30,1997 when compared to the same 1996 period. The change is primarily due to lower cash expenditures for accounts payable and other current liabilities. The increase is also due to a $323 increase in operating income before depreciation and amortization.

                                            For the Six Months
                                              Ended June 30,
                                             1997         1996
Net Cash Used for Investing Activities      $(2,457)     $(1,451)

Investing Activities. BellSouth's primary use of capital resources continues to be for capital expenditures to support development of the wireline and wireless networks. Net cash used for investing activities increased $1,006 (69.3%) in the first six months of 1997 when compared to the same 1996 period. The increase was primarily due to $930 in cash received during 1996 from the sale of the paging business.

Internal sources provided substantially all cash required for capital expenditures in the first six months of 1997. For the remainder of 1997, BellSouth expects to continue to finance capital expenditures primarily through internally generated funds, and, to the extent necessary, from external sources.

                                            For the Six Months
                                              Ended June 30,
                                             1997         1996
Net Cash Used for Financing Activities      $(907)      $(1,647)

Financing Activities. Net cash used for financing activities decreased $740 (44.9%) in the first six months of 1997 compared to the same period last year. The decrease reflects the 1996 repayment of $485 in debentures as well as higher net repayments of $300 in short-term debt in the 1996 period.

BellSouth's debt to total capitalization ratio decreased to 41.8% at June 30, 1997 from 43.5% at December 31, 1996. The decrease was primarily caused by an increase in stockholders' equity resulting from undistributed earnings.

In July 1997, BellSouth issued $500 of 7.12% debentures due July 15, 2097. The purpose of this issuance was to fund investments in unconsolidated international affiliates and to retire commercial paper and for general corporate purposes. After giving effect to this transaction, shelf registration statements were on file with the Securities and Exchange Commission under which $1,427 of debt securities could be publicly offered.


REGULATORY DEVELOPMENTS AND COMPETITION

Federal Developments

On May 7, 1997, the Federal Communications Commission (FCC) adopted orders regarding revisions to the Local Exchange Carrier
(LEC) price cap plan, access charge reform and the establishment of a universal service fund. The orders on the LEC price cap plan and access charge reform resulted in access rate reductions and affect both per-line and per-minute-of-use charges. The access charge reductions resulted primarily from a FCC-mandated increase in the price cap productivity factor from 5.3% to 6.5% with no sharing. The new rates went into effect beginning July 1, 1997 and are computed as if the 6.5% productivity factor had been in effect when current rates were set on July 1, 1996.

The order also includes increases in subscriber line charges
(SLCs) and the establishment of a presubscribed interexchange carrier charge (PICC). SLCs remain unchanged for primary residential and single-line business access lines. SLCs for additional residential access lines and multi-line business access lines will be permitted to increase to the lower of cost or $9.00 per line over varying phase-in schedules beginning in July 1997 and ending in 1999. PICCs are per-line rates charged to interexchange carriers for recovery of non-traffic-sensitive costs not covered by SLCs and are scheduled to begin in 1998.

The universal service order deferred implementation of any changes to the support mechanisms currently in place to subsidize the provision of services to high-cost areas until January 1, 1999. The new support mechanism, when implemented in 1999, will be based on forward looking economic costs; however, proposed cost models have yet to be adopted. A new proceeding was initiated in June 1997 to select a model by the end of 1997 with final FCC action expected in 1998.

The order also established significant discounts to be provided to eligible schools, libraries and rural health care providers for all telecommunications services, internal connections and internet services. Industry-wide annual costs of the program are to be capped at $2,650 and are to be funded out of the universal service fund. Local and interexchange carriers' contributions to the education and health care fund would be assessed by the administrator of the fund on the basis of their intrastate and interstate end-user revenues.

All of the orders were appealed to the U.S. Court of Appeals and until all challenges to these orders have been concluded, it will not be possible to determine the impact that these orders will have on BellSouth's financial position or annual operating results or cash flows.

On July 18, 1997, the United States Court of Appeals for the Eighth Circuit ruled on the appeal of the FCC's August 8, 1996 order concerning interconnection. The Court ruled that State Commissions have exclusive jurisdiction to set prices for local service interconnection, unbundled network elements and local service resale without interference by the FCC. In addition, the Court vacated other aspects of the Order including the FCC's "pick and choose" rule which allowed competing local carriers to select terms from various different interconnection agreements in negotiating their own interconnection agreements. The Court also rejected the Order's requirement that Incumbent Local Exchange Carriers (ILECs) submit pre-1996 interconnection agreements to the state commissions for approval and the presumption that any network element that can be technically unbundled must be unbundled. Finally, the Court rejected the requirement that ILECs physically recombine unbundled network elements for competing local carriers and only required that such elements be made available for rebundling.

Certain aspects of the Order were upheld by the Court including the ability of the competing local carriers to recombine network elements to produce complete telecommunications services without providing any of their own facilities. The Court also affirmed the FCC's classification of operations support systems, operator services, directory assistance and vertical switching features as unbundled network elements. The Court also upheld the FCC's definition of "technically feasible" interconnection to exclude all economic considerations. Finally, the Court declined to rule on whether or not the Total Element Long Run Incremental Cost (TELRIC) pricing methodology was inconsistent with the statutes leaving the state commissions to rule on that decision.

A final order has not yet been issued by the Court. Until such time as a final order is issued, it will not be possible to determine what, if any, challenges to the Order will be made. BellSouth has not yet determined what impact the Order will have on its financial position or annual operating results or cash flows.




State Developments

South Carolina Regulatory Settlement

See Note D to the Consolidated Financial Statements.

OTHER MATTERS

Sale of Operations

In July 1997, BellSouth entered into an agreement to sell its 24.5% interest in Optus Communications to Cable and Wireless, a U.K. Telecommunications company. Under the agreement, BellSouth will receive approximately $735 in cash for its 490 million shares in Optus Communications. In addition, BellSouth will receive either a 22.3% interest in Occidente y Caribe Celular S.A. (Occel), a cellular communications company located in Colombia or the equivalent value of that interest in cash. The agreement is subject to government approval and is expected to close in the third quarter of 1997.

In July 1997, BellSouth sold its 20% ownership interest in ITT
World Directories Inc. to ITT Corporation for total proceeds of $265.

BellSouth estimates these transactions will result in an aggregate after-tax gain of between $475 and $525 ($.48 to $.53 per share) to be recorded in the third quarter of 1997.

Brazil Wireless Auctions

In July 1997, BellSouth and several partners were awarded a license to operate cellular services in Sao Paulo, Brazil, a city with a population of approximately 18 million. BellSouth and its partners bid approximately $2,500 for the license and, in addition, expect to invest approximately $500 to build the Sao Paulo wireless network. BellSouth currently holds a 46% interest in the partnership; however, this interest may be reduced to as low as approximately 37% as other potential partners to the consortium finalize their investment interests.

In August 1997, BellSouth and several partners were awarded a license to operate cellular services in a six-state region in northeastern Brazil. The territory has a total population of approximately 25 million. BellSouth and its partners bid $512 for the license and, in addition, expect to invest approximately $450 to build the wireless network. BellSouth currently holds an approximate 42% interest in the partnership and does not anticipate any material change to that interest as other potential partners to the consortium finalize their investment interests.

Competitive Local Exchange Carrier

BellSouth has announced plans to form a competitive local exchange carrier (CLEC) that would operate as a subsidiary separate from BellSouth Telecommunications. Subject to regulatory approval in the states in which it intends to provide service, the BellSouth CLEC would have the same flexibility as other non-affiliated carriers to bundle and resell services provided by ILECs, including BellSouth Telecommunications, and other telecommunications service providers. The BellSouth CLEC plans to compete for customers within the local wireline territory of BellSouth Telecommunications and elsewhere.

                  PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     BellSouth's 1996 Annual Meeting was held on April 28, 1997.
At the meeting the following items were submitted to a vote of the shareholders.

Election of Directors
     The following directors were elected with not less than 97.2% of the votes cast to serve terms expiring in 2000, except for John L. Clendenin whose term was extended to December 30, 1997:

                                        For              Withheld

J. Hyatt Brown                      766,339,425        20,931,972
Phyllis Burke Davis                 765,885,983        21,385,414
Robin B. Smith                      765,768,596        21,502,801
John L. Clendenin                   766,254,640        21,016,757


     The vote for the nomination of Mr. Blankenship for Director as proposed at the Annual Meeting:

                                        For             Withheld

Hubert C. Blankenship                  52,234         787,219,163


Ratification of Coopers & Lybrand L.L.P. as Independent Auditors:


     For               Against            Abstain
  773,289,464         8,293,651          5,688,282



Shareholder Proposal Regarding Officer Incentives:
                                                         Broker
     For               Against            Abstain       Non-Votes
   92,129,589       564,313,586         23,285,583     107,542,639


Amendment of By-laws of the Company brought before the meeting by a shareholder motion from the floor:


     For               Against            Abstain
    51,632          787,151,557           68,208



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

  10w-2     Amendment dated June 24, 1997 to the BellSouth
             Retirement Savings Plan.

  11        Computation of Earnings Per Common Share.

  12        Computation of Ratio of Earnings to Fixed Charges.

  27        Financial Data Schedule.


(b) Reports on Form 8-K:

      Date of Event          Subject

      July 1, 1997          Sale of Optus Communications, Sale of
                            ITT World Directories, Second Quarter
                            1997 Earnings Release and 1997-1998
                            Financial Projection

      July 9, 1997          Brazil Cellular License Auction

      July 24, 1997         Filing of Form of Debenture

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


                                            BELLSOUTH CORPORATION

                                    By    /s/  W. Patrick Shannon
                                               W. PATRICK SHANNON
                                    Vice President and Controller


August 15, 1997
                          EXHIBIT INDEX

  Exhibit
  Number


  10w-2  Amendment dated June 24, 1997 to the BellSouth
          Retirement Savings Plan.

  11     Computation of Earnings Per Common Share.

  12     Computation of Ratio of Earnings to Fixed Charges.

  27     Financial Data Schedule.