Form 10-Q
period 1997-09-30
BELLSOUTH CORP
filed 1997-11-14
CIK 732713

SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D. C.  20549




                          FORM 10-Q
                         (Mark One)

    |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

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

At October 31, 1997, a total of 991,608,591 common shares were outstanding.

                      Table of Contents


Item                                                         Page
                            Part I
 1.  Financial Statements                                      3
         Consolidated Statements of Income                     3
         Consolidated Balance Sheets                           4
         Consolidated Statements of Cash Flows                 5
         Notes to Consolidated Financial Statements            6
         Selected Operating Data                              10

 2.  Management's Discussion and Analysis of Results of
     Operations and Financial Condition                       12
        Results of Operations                                 13
            Volumes of Business                               13
            Operating Revenues                                15
            Operating Expenses                                17
            Other Income Statement Items                      18
        Financial Condition                                   19
        Regulatory Developments and Competition               20
            Federal Developments                              20
            State Developments                                21
        Safe Harbor Statement                                 21

                           Part II
 6.  Exhibits and Reports on Form 8-K                         23


                PART I - FINANCIAL INFORMATION

                    BELLSOUTH CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)
           (In Millions, Except Per Share Amounts)


                              For the Three Months    For the Nine months
                               Ended September 30,    Ended September 30,
                                 1997       1996        1997       1996
Operating Revenues:
 Network and related services:
  Local service                 $ 2,143     $ 2,061    $ 6,315     $ 6,012
  Interstate access                 916         892      2,761       2,672
  Intrastate access                 197         207        601         627
  Toll                              189         195        549         600
Wireless communications             929         723      2,509       2,039
Directory advertising and
 publishing                         466         415      1,227       1,100
Other services                      353         336        999         940
  Total Operating Revenues        5,193       4,829     14,961      13,990

Operating Expenses:
 Cost of services and
  products                        1,566       1,516      4,524       4,483
 Depreciation and
  amortization                    1,002         940      2,939       2,760
 Selling, general and
  administrative                  1,279       1,172      3,575       3,175
    Total Operating Expenses      3,847       3,628     11,038      10,418

Operating Income                  1,346       1,201      3,923       3,572

Interest Expense                    195         177        565         531
Gain on Sales of Operations         787          --        787         442
Other Income, net                    20          32         46          84

Income Before Income Taxes        1,958       1,056      4,191       3,567
Provision for Income Taxes          773         425      1,659       1,337

  Net Income                    $ 1,185     $   631    $ 2,532     $ 2,230

Weighted Average Common
 Shares Outstanding                 992         994        992         994
Dividends Declared Per Common
 Share                           $  .36      $  .36     $ 1.08      $ 1.08
Earnings Per Share               $ 1.19      $  .63     $ 2.55      $ 2.24






The accompanying notes are an integral part of these consolidated financial statements.


                    BELLSOUTH CORPORATION
                 CONSOLIDATED BALANCE SHEETS
           (In Millions, Except Per Share Amounts)

                                               September 30,  December 31,
                                                    1997          1996
                                                (Unaudited)
                    ASSETS
Current Assets:
 Cash and cash equivalents                      $   2,084      $   1,178
 Temporary cash investments                            18             51
 Accounts receivable, net of allowance for
   uncollectibles of $223 and $180                  4,192          4,087
 Material and supplies                                358            451
 Other current assets                                 451            531
      Total Current Assets                          7,103          6,298

Investments and Advances                            3,033          2,430
Property, Plant and Equipment:
 Property, Plant and Equipment                     52,320         50,059
 Accumulated Depreciation                          30,113         28,234
   Property, Plant and Equipment, net              22,207         21,825

Deferred Charges and Other Assets                     622            610
Intangible Assets, net                              1,800          1,405

 Total Assets                                   $  34,765      $  32,568

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Debt maturing within one year                  $   2,333      $   2,124
 Accounts payable                                   1,373          1,446
 Other current liabilities                          3,242          2,871
    Total Current Liabilities                       6,948          6,441
Long-Term Debt                                      7,873          8,116
Deferred Credits and Other Liabilities:
 Accumulated deferred income taxes                  2,061          1,899
 Unamortized investment tax credits                   228            278
 Other liabilities and deferred credits             2,840          2,585
   Total Deferred Credits and Other
      Liabilities                                   5,129          4,762
Shareholders' Equity:
 Common stock, $1 par value                         1,010          1,009
 Paid-in capital                                    7,775          7,697
 Retained earnings                                  7,008          5,541
 Shares held in trust and treasury                   (575)          (532)
 Guarantee of ESOP debt                              (403)          (466)
   Total Shareholders' Equity                      14,815         13,249

 Total Liabilities and Shareholders' Equity     $  34,765      $  32,568




The accompanying notes are an integral part of these consolidated financial statements.


                    BELLSOUTH CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
           (In Millions, Except Per Share Amounts)
                                                        For the Nine months
                                                        Ended September 30,
                                                           1997      1996
   Cash Flows from Operating Activities:
    Net income                                          $  2,532   $ 2,230
      Adjustments to net income:
       Depreciation and amortization                       2,939     2,760
       Gain from sales of operations                        (787)     (442)
       Net losses and dividends from unconsolidated
        affiliates                                           284       174
       Provision for uncollectibles                          209       180
       Deferred income taxes and unamortized
         investment tax credits                              223        78
       Net change in:
        Accounts receivable and other current assets        (261)     (295)
        Accounts payable and other current liabilities       285      (472)
        Deferred charges and other assets                   (178)     (193)
        Other liabilities and deferred credits               175       178
       Other reconciling items, net                          (44)      (20)
          Net cash provided by operating activities        5,377     4,178

     Cash Flows from Investing Activities:
      Capital expenditures                                (3,198)   (3,327)
      Proceeds from sales of operations                    1,000       930
      Proceeds from disposition of short-term
       investments                                           236       254
      Purchases of short-term investments                   (203)     (228)
      Investments in and advances to unconsolidated
       affiliates                                         (1,048)     (282)
      Other investing activities, net                        (97)      (19)
          Net cash used for investing activities          (3,310)   (2,672)

     Cash Flows from Financing Activities:
      Proceeds from short-term borrowings                 14,900    18,998
      Repayments of short-term borrowings                (15,421)  (19,320)
      Proceeds from long-term debt                           536        67
      Repayments of long-term debt                           (19)     (535)
      Dividends paid                                      (1,071)   (1,073)
      Other financing activities, net                        (86)      (16)
          Net cash used for financing activities          (1,161)   (1,879)

     Net Increase (Decrease) in Cash and Cash
      Equivalents                                            906      (373)
     Cash and Cash Equivalents at Beginning of Period      1,178     1,711
     Cash and Cash Equivalents at End of Period         $  2,084  $  1,338







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

                    BELLSOUTH CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         (Unaudited)
           (In Millions, Except Per Share Amounts)

Note B -- BellSouth Corporation Consolidated Shareholders' Equity

               Number of
                Shares                           Amount
             -----------------   -------------------------------------------------
                      Shares                                  Shares  Guaran-
                       Held                                    Held   tee of
             Common     in        Common   Paid-in  Retained    in     ESOP
             Stock     Trust      Stock    Capital  Earnings  Trust    Debt    Total
                        and                                    and
                     Treasury                                Treasury
                        (a)                                    (a)
Balance at
December 31,
1996         1,009     (18)       $1,009   $7,697   $5,541    $(532)  $(466)   $13,249

Net Income                                           2,532                       2,532

Dividends
declared                                            (1,071)                     (1,071)

Shares
issued for:

 Employee
  benefit
  plans                  1                    (15)               46                 31

 Grantor
  Trusts         1      (1)            1       60               (61)                --

 Acquisi-
  tions                  2                      8                89                 97

Purchase of
  Treasury
  Stock                 (2)                                    (117)              (117)

ESOP
activities
and related
tax benefit                                              6               63         69

Foreign
currency
translation
adjustment                                     25                                   25
             _____  ______        ______   ______   ______    ______  ______   _______
Balance at
September
30, 1997     1,010    (18)        $1,010   $7,775   $7,008    $(575)  $(403)   $14,815
             =====  ======        ======   ======   ======    ======  ======   =======

<F1>
(a) Such shares are not considered to be outstanding for financial reporting purposes. As of September 30, 1997, there were approximately 17.1 million shares held in trust and 1.3 million treasury shares held by the company.

                    BELLSOUTH CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         (Unaudited)
           (In Millions, Except Per Share Amounts)

Note C -- Supplemental Cash Flow Information

                                     For the Nine months
                                     Ended September 30,
                                      1997         1996

Cash Paid For:

   Income taxes                      $1,278       $1,074
   Interest                          $  518       $  529

Noncash Investing and Financing Activities:

   Shares issued to grantor trusts   $  61        $  35
   Shares issued for acquisitions    $  97        $  --


Note D -- Sales of Operations

In August 1997, BellSouth sold its 24.5% interest in Optus Communications to Cable and Wireless, a U.K. Telecommunications company. Under the agreement, BellSouth received approximately $735 in cash for its 490 million shares in Optus Communications.
In addition, BellSouth will receive either a 22.3% interest in Occidente y Caribe Celular S.A. (Occel), a cellular communications company located in Colombia or the equivalent value of that interest in cash if Cable and Wireless is not able to transfer its interest in Occel to BellSouth within two years from the sale of Optus Communications. The pretax gain on the sale was $578 ($352 or $.35 per share after tax).

In July 1997, BellSouth sold to ITT Corporation its 20% ownership interest in ITT World Directories Inc. for total proceeds of $265. The pretax gain on such sale was $209 ($128 or $.13 per share after tax).

In January 1996, BellSouth sold to MobileMedia Corporation its paging subsidiary, Mobile Communications Corporation of America
(MCCA), and its two-way nationwide narrowband personal communications services license for a total of $930. The pretax gain on such sale was $442 ($344 or $.35 per share after tax).


Note E -- South Carolina Regulatory Settlement

On April 29, 1997, BellSouth Telecommunications, the South Carolina Public Service Commission and other parties to proceedings related to claims of alleged overearnings for the years 1992 through 1994 agreed on a settlement. Under the terms of the settlement, BellSouth Telecommunications will pay $72 to its customers in 1997, $52 of which has been paid as of September 30, 1997. Accordingly, in the second quarter of 1997, BellSouth reduced operating revenues by $72 ($47 or $.05 per share after tax) in connection with the settlement.

                    BELLSOUTH CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         (Unaudited)
           (In Millions, Except Per Share Amounts)

Note F -- Derivative Financial Instruments


BellSouth generally enters into derivative financial instruments only for hedging purposes. Deferral accounting is applied when the derivative reduces the risk of the underlying hedged item effectively as a result of high inverse correlation with the value of the hedged item. If a derivative instrument either initially fails or later ceases to meet the criteria for deferral or settlement accounting, any subsequent gains or losses are recognized currently in income.

Foreign exchange forward contracts are carried at fair value on the consolidated balance sheets. Gains and losses on foreign exchange forward contracts used as currency hedges of existing assets or liabilities are deferred and offset the deferred losses and gains of the underlying asset or liability. The net effect is ultimately recognized in income as the underlying transaction matures. Gains and losses related to qualifying hedges of firm commitments are also deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs.

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




                    BELLSOUTH CORPORATION
                   SELECTED OPERATING DATA
                         (Unaudited)

                                                    Percent Change
                                                  1997 vs.  1996 vs.
                                            1997    1996      1995

Network Access Lines in Service at September 30 (Thousands)(a):
By Type:
  Residence                                15,666    4.2%      3.4%
  Business                                  7,030    5.9       8.5
  Other                                       272    3.4       3.5
       Total Access Lines                  22,968    4.7       4.9

By State:
  Florida                                   6,146    5.7       5.5
  Georgia                                   3,943    5.5       6.5
  Tennessee                                 2,612    3.5       4.7
  North Carolina                            2,317    5.7       5.2
  Louisiana                                 2,251    3.7       3.5
  Alabama                                   1,915    3.7       3.8
  South Carolina                            1,388    3.7       4.1
  Mississippi                               1,228    3.3       3.2
  Kentucky                                  1,168    3.4       3.4
      Total Access Lines                   22,968    4.7       4.9

                                                  Percent Change for
                                                   the Periods Ended
                                                  1997 vs.  1996 vs.
                                            1997    1996      1995

Access Minutes of Use (Millions)(a)(b):
  Interstate:
   Three months ended March 31             17,721    6.4%      10.1%
   Three months ended June 30              18,552   10.1        8.0
   Three months ended September 30         18,524    9.2        8.0
   Nine months ended September 30          54,797    8.6        8.7

  Intrastate:
   Three months ended March 31              5,552    8.4       13.0
   Three months ended June 30               5,873   12.2        9.3
   Three months ended September 30          5,964   11.5        9.5
   Nine months ended September 30          17,389   10.7       10.5

  Total Access Minutes of Use:
   Three months ended March 31             23,273    6.9       10.8
   Three months ended June 30              24,425   10.6        8.3
   Three months ended September 30         24,488    9.7        8.3
   Nine months ended September 30          72,186    9.1        9.1

Toll Messages (Millions)(a):
   Three months ended March 31                230  (18.1)     (24.1)
   Three months ended June 30                 232  (10.5)     (26.7)
   Three months ended September 30            224  (10.9)     (23.6)
   Nine months ended September 30             686  (13.3)     (24.8)

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


                    BELLSOUTH CORPORATION
            SELECTED OPERATING DATA  (Continued)
                         (Unaudited)



Cellular and Personal Communications Service (PCS) Customers Served at September 30(Equity basis)(Thousands)(c):

                                                     Percent Change
                                                  1997 vs.   1996 vs.
                                            1997    1996       1995

Domestic Cellular                           3,967    19.0%    31.0%
International Cellular(d)                   1,624   103.0%   124.1%
PCS                                            77    --        --

(c) Includes customers served based on BellSouth's ownership percentage in all markets served.

(d) Excludes Optus customers in both periods. Including Optus customers in the 1996 and 1995 periods, the growth rates would have been 46.3% for 1997 compared to 1996 and 101.8% for 1996 compared to 1995.


                                         For the Nine
                                         months Ended
                                        September 30,
                                             1997
Ratio of Earnings to Fixed Charges (e)       7.42

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

Approximately 68% and 71% of BellSouth's Total Operating Revenues for each of the nine-month periods ended September 30, 1997 and 1996 were from wireline services provided by BellSouth Telecommunications. Charges for local, access and toll services for the nine-month period ended September 30, 1997 accounted for approximately 62%, 33% and 5%, respectively, of the wireline revenues discussed above. Revenues from wireless communications services and directory advertising and publishing services accounted for approximately 17% and 8%, respectively, of Total Operating Revenues for the nine months ended September 30, 1997. The remainder of such revenues was derived principally from sales and maintenance of customer premises equipment and other nonregulated services provided by BellSouth Telecommunications.

RESULTS OF OPERATIONS

                                 For the Three       For the Nine
                                 Months Ended        Months Ended
                                 September 30,       September 30,
                                1997      1996      1997      1996

   Net Income                 $ 1,185   $   631   $ 2,532   $ 2,230

   Earnings Per Share         $  1.19   $   .63   $  2.55   $  2.24


For the three and nine-month periods ended September 30, 1997, Net Income increased by $554 (87.8%) and $302 (13.5%) when compared to the same 1996 periods. Earnings Per Share increased $.56 (88.9%) and $.31 (13.8%) when compared to the same 1996 periods.

The increases for the three- and nine-month periods were primarily attributable to the gains on the sales of Optus Communications ($352 or $.35 per share) and ITT World Directories ($128 or $.13 per share) which occurred during the third quarter (see Note D to the Consolidated Financial Statements). In addition, the increases were due to continued strong growth in key business volumes and expense savings due to employee reductions under BellSouth Telecommunications' work force reduction plan initiated in 1995. The increase for the nine-month period was partially offset by the $344 gain ($.35 per share) on sale of BellSouth's paging business during the first quarter of 1996. The increase was further offset by an after-tax charge of $47 ($.05 per share) related to a regulatory settlement in South Carolina (see Note E to the Consolidated Financial Statements) which was recorded during the second quarter of 1997.


Volumes of Business

The total number of access lines in service as of September 30, 1997 increased by approximately 1,025,000 (4.7%) since September 30, 1996 to 22,968,000, compared to a 4.9% rate of increase for the same 1996 period. The 1996 growth rate was positively impacted by Olympics stimulation, particularly in the business line category. Furthermore, overall access line and business access line growth rates in 1997 have been negatively impacted by disconnection activity occurring subsequent to the Olympics. Business and residence access lines increased by 5.9% and 4.2%, respectively, compared to growth rates of 8.5% and 3.4% in the same 1996 period. The increase in residence lines includes additional lines used by existing customers for home office purposes, access to on-line computer services, children's phones and other uses. The number of such additional residence lines increased by 396,000 (26.9%) to 1,870,000 and accounted for approximately 63.4% and 38.6% of the overall increase in residence access lines and total access lines, respectively, since September 30, 1996. The growth in all categories of access lines continues to reflect economic growth in the Southeast and successful marketing programs.

Access minutes of use represent the volume of traffic carried by interexchange carriers, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 2,174 million (9.7%)and 6,011 million (9.1%) for the three and nine-month periods ended September 30, 1997, compared to increases of 8.3% and 9.1% for the same 1996 periods. The increase in access minutes of use was primarily attributable to access line growth, promotions by the interexchange carriers, and intraLATA toll competition (which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities). The growth rate in total minutes of use continues to be impacted negatively by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. For the three and nine-month periods ended September 30, 1997, toll messages decreased by 28 million (10.9%) and 105 million (13.3%), compared to a decrease of 23.6% and 24.8% for the same 1996 periods. The decrease in 1997 is primarily attributable to increasing competition from interexchange carriers in the intraLATA toll market as well as the continuing expansion of local area calling plans (LACPs).

Competition in the intraLATA toll market coupled with continued expansion of LACPs will adversely impact future toll message volumes. Competition and the effects of expanded LACPs result in the transfer of calls from toll to access and local service categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.

Domestic cellular customers (equity-weighted) increased by 634,000 (19.0%) since September 30, 1996 to 3,967,000 due to continuing high demand for wireless services. The moderation in the customer growth rate reflects the impact of increased competition. The overall penetration rate (number of customers as a percentage of the total population in the service territory) increased from 8.2% at September 30, 1996 to 9.7% at September 30, 1997. While total minutes of use have continued to increase, average minutes of use per cellular customer have declined slightly from third quarter 1996. Average minutes of use per cellular customer were negatively impacted by the continuing trend of increased penetration into lower-usage market segments. This decrease was partially offset by the impact of customer promotions.

International cellular customers increased by 514,000 (46.3%) since September 30, 1996 to 1,624,000. Such growth reflects increased demand for wireless services in the international markets which BellSouth serves and the impact of the acquisitions of cellular properties in Nicaragua, Ecuador and Peru, partially offset by the sale of Optus Communications. Excluding the customers of Optus Communications from all periods, the number of international cellular customers (equity-weighted) increased by 824,000 (103.0%). Growth in total minutes of use for international cellular properties remained strong, primarily due to demand stimulated by market-driven pricing programs, enhanced services and underdeveloped land-line service. Similar to the domestic cellular market, average minutes of use per international customer have been negatively impacted by the addition of customers in lower-usage market segments.

Domestic PCS customers (equity-weighted) totaled 77,000 at
September 30, 1997 compared to 8,000 customers at September 30,
1996.

Operating Revenues

Total Operating Revenues increased $364 (7.5%) and $971 (6.9%) for the three- and nine-month periods ended September 30, 1997, respectively, when compared to the same 1996 periods. Excluding a $72 reduction of revenues related to a regulatory settlement in South Carolina, the increase in operating revenues for the nine-month period would have been 7.5%. The components of Total Operating Revenues were as follows:

                                 For the Three       For the Nine
                                 Months Ended        Months Ended
                                 September 30,       September 30,
                                1997      1996      1997      1996

Local Service                   $ 2,143   $ 2,061   $ 6,315   $ 6,012
Interstate Access                   916       892     2,761     2,672
Intrastate Access                   197       207       601       627
Toll                                189       195       549       600
Wireless Communications             929       723     2,509     2,039
Directory Advertising and
 Publishing                         466       415     1,227     1,100
Other Services                      353       336       999       940

Total Operating Revenues        $ 5,193   $ 4,829   $14,961   $13,990

Local Service revenues increased $82 (4.0%) and $303 (5.0%) for the three- and nine-month periods ended September 30, 1997, respectively, as compared to the same 1996 periods. The increases for both periods were due primarily to a 4.7% growth in access lines in service since September 30, 1996. Also contributing for the three- and nine-month periods were increases of $62 and $197, respectively, due to higher customer demand for optional services such as custom calling features. Such increases were partially offset by rate impacts which reduced revenues by $76 and $192, respectively, for the three and nine-month periods, primarily due to revenue sharing accruals. The rate impacts for the nine-month period also included a non-recurring revenue reduction of $64, recorded during the second quarter, which related to the local service portion of the regulatory settlement in South Carolina.

Interstate Access revenues increased $24 (2.7%) and $89 (3.3%) for the three- and nine-month periods ended September 30, 1997, respectively, as compared to the same 1996 periods. The increases for both periods were attributable primarily to growth in minutes of use of 9.2% and 8.6%, respectively. Also contributing were increases of $15 and $60 due to higher demand for special access services and increases in end-user charges of $33 and $63 attributable to growth in the number of access lines. The increases were partially offset by rate reductions which decreased revenues by $45 and $114 for the three- and nine-month periods, respectively.

Intrastate Access revenues decreased $10 (4.8%) and $26 (4.1%) for the three- and nine-month periods ended September 30, 1997, respectively, when compared to the same 1996 periods. These decreases were primarily due to rate reductions of $28 and $71, respectively, including, in the nine-month period, a revenue reduction associated with the intrastate access portion of the regulatory settlement in South Carolina. These decreases were partially offset by growth in minutes of use of 11.5% and 10.7%, respectively.

Toll revenues decreased $6 (3.1%) and $51 (8.5%) for the three- and nine-month periods ended September 30, 1997 when compared to the same 1996 periods. The decreases were primarily attributable to a decline in toll messages of 10.9% and 13.3%, respectively. Such decreases were partially offset by charges to interexchange carriers beginning in the second quarter of 1997 for toll messages originating on BellSouth's public telephones.

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

Wireless Communications revenues increased $206 (28.5%) and $470 (23.1%) for the three- and nine-month periods ended September 30, 1997 when compared to the same 1996 periods. The increases were primarily attributable to continued growth of the customer base in domestic and international wireless markets.

Directory Advertising and Publishing revenues increased $51 (12.3%) and $127 (11.5%) for the three- and nine-month periods ended September 30, 1997 when compared to the same 1996 periods. The increases primarily reflect volume growth, price increases and the reclassification to Operating Expenses of commissions associated with national accounts. In addition, for the nine-month period, the increase was also due to adjustments related to prior years' revenues. The revenue growth rates associated with increases in volume and pricing for the three- and nine-month periods ended September 30, 1997 were 8.6% and 7.2%, respectively.

Other Services revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services and other nonregulated services (primarily inside wire, billing and collection and voice messaging services) offered by BellSouth Telecommunications. Other Services revenues increased $17 (5.1%) and $59 (6.3%) for the three-and nine-month periods ended September 30, 1997 when compared with the same 1996 periods. The increases reflect increased demand and prices for non-regulated services and, in the nine-month period, higher billing-related fees. The increase for the nine-month period was partially offset by the effect in 1996 of positive rate impacts and the sale of a subsidiary which performed computer maintenance.



Operating Expenses

Total Operating Expenses increased $219 (6.0%) and $620 (6.0%) for the three- and nine-month periods ended September 30, 1997 compared to the same 1996 periods. The components of Total Operating
Expenses were as follows:

                                 For the Three       For the Nine
                                 Months Ended        Months Ended
                                 September 30,       September 30,
                                1997      1996      1997      1996

Depreciation and Amortization $ 1,002   $   940   $ 2,939   $ 2,760

Other Operating Expenses:
  Cost of Services and
   Products                     1,566     1,516     4,524     4,483
  Selling, General and
   Administrative               1,279     1,172     3,575     3,175
                                2,845     2,688     8,099     7,658
    Total Operating Expenses  $ 3,847   $ 3,628   $11,038   $10,418

Depreciation and Amortization increased $62 (6.6%) and $179 (6.5%) for the three- and nine-month periods ended September 30, 1997, respectively, compared to the same periods in 1996. The increases were due primarily to higher levels of property, plant and equipment since September 30, 1996 resulting from continued growth in the customer base for wireless and wireline services and continued modernization of the networks.

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

Other Operating Expenses increased $157 (5.8%) and $441 (5.8%) for the three- and nine-month periods ended September 30, 1997 when compared to the same 1996 periods. The increases for the periods were primarily attributable to increased expenses of $94 and $269 related to sustained growth in the domestic and international cellular customer bases. Such increases reflect additional marketing and operational costs associated with higher levels of sales and expanded operations. The increases in other operating expenses also reflect higher expenses associated with the initiation of PCS services of $15 and $86, respectively.

At BellSouth Telecommunications, Other Operating Expenses increased $41 (2.0%) and $56 (1.0%) for the three- and nine-month periods ended September 30, 1997 when compared to the same 1996 periods. The increases for the periods were primarily attributable to increased costs in the company's telephone operations associated with higher business volumes and costs related to competitive initiatives, including new service offerings and intensified marketing and advertising. The increases were partially offset by reductions of approximately $30 and $160 in employee-related costs in the core wireline business, including expenses for employee benefits. The decrease in such employee-related costs reflected net employee reductions in BellSouth Telecommunications' telephone operations of approximately 3,400 since September 30, 1996, partially offset by annual compensation increases for management and represented employees. The employee reductions were primarily attributable to a previously-disclosed work force reduction plan. The increase for the nine-month period in other operating expenses was further offset by the April 1996 sale of a subsidiary which performed computer maintenance.


Other Income Statement Items

The other income statement components were as follows:

                                 For the Three       For the Nine
                                 Months Ended        Months Ended
                                 September 30,       September 30,
                                1997      1996      1997       1996

Interest Expense                 $195      $177      $565       $531
Gain on Sales of Operations       787        --       787        442
Other Income, net                  20        32        46         84
Provision for Income Taxes        773       425     1,659      1,337


Interest Expense increased $18 (10.2%) and $34 (6.4%)for the three- and nine-month periods ended September 30, 1997, respectively, compared to the same 1996 periods. The increases were primarily attributable to higher average debt balances and interest rates on short-term borrowings.

Gain on Sales of Operations for the three- and nine-month periods ended September 30, 1997 represents the pre-tax gains on the sales of BellSouth's investments in Optus Communications Pty, Ltd. and ITT World Directories which totaled $578 and $209, respectively. The pre-tax gain for the nine-month period ended September 30, 1996 represents the sale of BellSouth's paging business in January 1996.

Other Income, net decreased $12 and $38 for the three- and nine-month periods ended September 30, 1997, respectively, compared to the same 1996 periods. The decreases were primarily attributable to increased equity in losses of unconsolidated affiliates, partially offset by an increase in interest income and other non-operating items. The decrease in other income for the nine-month period was also offset by lower net minority interest deductions.

Equity in losses of unconsolidated affiliates were ($82) and ($151), respectively, for the three- and nine-month periods ending September 30, 1997 compared to ($7) and ($65) for the same 1996 periods. The higher overall equity in losses of unconsolidated affiliates for the three- and nine-month periods reflect increased losses in the mobile data communications business, lower earnings from unconsolidated domestic cellular operations and losses incurred by recently acquired international businesses. The increased losses for the three-month period were partially offset by the cessation of losses incurred by Optus Vision following its sale in third quarter 1997. The increased losses for the nine-month period were offset by more favorable results at other unconsolidated international operations, principally in Israel and Venezuela.


Provision for Income Taxes for the three- and nine-month periods ended September 30, 1997 increased $348 (81.9%) and $322 (24.1%)
when compared to the same 1996 periods. For the three- and nine-month periods ended September 30, 1997, BellSouth's effective tax rates were 39.5% and 39.6%, respectively, compared to 40.2% and 37.5%, respectively, for the same 1996 periods. The lower effective tax rate for the nine-month period in 1996 was due primarily to a higher tax than book basis for the paging business, which resulted in a lower gain on sale for computing tax expense.

FINANCIAL CONDITION

BellSouth uses the net cash generated from its operations and external financing to fund capital expenditures, pay dividends and invest in and operate its existing operations and new businesses. On occasion, BellSouth's current liabilities exceed current assets. However, BellSouth's sources of funds -- primarily from operations and, to the extent necessary, from readily available external financing arrangements -- are sufficient to meet all current obligations on a timely basis. In addition, BellSouth believes such sources of funds will be sufficient to meet the needs of its business for the foreseeable future.

                                            For the Nine months
                                            Ended September 30,
                                             1997         1996

Net Cash Provided by Operating Activities   $5,377       $4,178

Operating Activities. Net cash provided by operating activities increased $1,199 (28.7%) in the nine-month period ended September 30, 1997 when compared to the same 1996 period. The change is primarily due to lower cash expenditures for accounts payable and other current liabilities. The increase is also due to a $530 increase in operating income before depreciation and amortization.

                                            For the Nine months
                                            Ended September 30,
                                             1997         1996

Net Cash Used for Investing Activities     $(3,310)      $(2,672)

Investing Activities. BellSouth's primary use of capital resources continues to be for capital expenditures to support development of the wireline and wireless networks. Net cash used for investing activities increased $638 (23.9%) in the nine-month period ended September 30, 1997 when compared to the same 1996 period. The increase was primarily due to investments in unconsolidated international affiliates, specifically in Latin America.

Internal sources provided substantially all cash required for capital expenditures in the nine-month period ended September 30, 1997. For the remainder of 1997, BellSouth expects to continue to finance capital expenditures primarily through internally generated funds, and, to the extent necessary, from external sources.

                                            For the Nine months
                                            Ended September 30,
                                             1997         1996

Net Cash Used for Financing Activities     $(1,161)     $(1,879)

Financing Activities. Net cash used for financing activities decreased $718 (38.2%) in the nine-month period ended September 30, 1997 compared to the same 1996 period. The decrease reflects higher proceeds in 1997 from the issuance of long-term debt as well as higher repayments of long-term debt in 1996. Long-term debt issued in 1997 includes the July 1997 issuance of $500 of 7.12% debentures due July 15, 2097. The purpose of this issuance was to fund investments in unconsolidated international affiliates, retire commercial paper and for general corporate purposes.

BellSouth's debt to total capitalization ratio decreased to 40.7% at September 30, 1997 from 43.5% at December 31, 1996. The decrease was primarily caused by an increase in stockholders' equity resulting from undistributed earnings.

As of October 31, 1997, shelf registration statements were on file with the Securities and Exchange Commission under which $1,427 of debt securities could be publicly offered.

In September 1997, BellSouth announced a plan to repurchase up to $1 billion of its common stock through 1998.


REGULATORY DEVELOPMENTS AND COMPETITION

Federal Developments

FCC Interconnection Order

On July 18, 1997, the United States Court of Appeals for the Eighth Circuit ruled on the appeal of the FCC's August 8, 1996 Order concerning interconnection. The Court ruled that State Commissions have exclusive jurisdiction to set prices for local service interconnection, unbundled network elements and local service resale without interference by the FCC. In addition, the Court vacated other aspects of the Order including the FCC's "pick and choose" rule which allowed competing local carriers to select terms from various different interconnection agreements in negotiating their own interconnection agreements. The Court also rejected the FCC's requirement that Incumbent Local Exchange Carriers (ILECs) submit pre-1996 interconnection agreements to the state commissions for approval and the presumption that any network element that can be technically unbundled must be unbundled. Finally, the Court rejected the requirement that ILECs physically recombine unbundled network elements for competing local carriers and only required that such elements be made available for rebundling.

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

Subsequent to the Court's ruling, competing local carriers filed a petition for rehearing of the Court's rejection of the requirement that ILECs physically recombine unbundled network elements. The competing local carriers argued that a separate section of the FCC's Order not addressed by the Court's ruling required the ILECs to rebundle unbundled network elements. The ILECs separately sought a petition for rehearing requesting that the contradictory section of the FCC's Order be vacated. On October 14, 1997, the court decided in favor of the ILEC's petition and concluded the rehearing period. Parties to the proceeding now have 90 days to appeal the Court's ruling to the U.S. Supreme Court.



State Developments

Tennessee Price Regulation Plan

In 1995, a law was enacted which allowed qualified service providers to elect price regulation. BellSouth Telecommunications elected price regulation under which the prices for basic services and call waiting service are to be capped for four years, after which prices may be changed in accordance with an inflation-based formula. Prices for services other than basic services may be adjusted based on an inflation-based formula.

In order to implement the price regulation election, the Tennessee Public Service Commission required BellSouth Telecommunications to reduce prices by approximately $56 million on an annual basis. BellSouth Telecommunications appealed to the Tennessee Court of Appeals. The Court stayed implementation of both the rate reduction and price regulation plan pending further consideration of the issues. On October 1, 1997, the Court vacated the sections of the order requiring the rate reduction and remanded the order to the Tennessee Regulatory Authority (successor to the Tennessee Public Service Commission) with an instruction to approve the price regulation plan.


SAFE HARBOR STATEMENT

Certain of the information contained in this and other reports address known trends and uncertainties affecting the Company's business and prospects and may constitute `forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's expectations contained in or underlying such forward looking statements are based on a number of assumptions, including but not limited to: (1) economic growth and demand for wireline and wireless communications services continues in BellSouth's service territories; (2) BellSouth Telecommunications, Inc. is successful in furthering its cost reduction efforts; (3) the final resolution of the access reform and universal service orders of the FCC (and the resultant customer impacts) is reasonably revenue neutral; (4) local wireline and wireless service competition does not have significantly increasing adverse impacts on earnings; and (5) the current level of economic, monetary and political stability continues in foreign countries in which BellSouth has significant investments or operations. Any developments significantly deviating from these assumptions could cause actual results to differ materially from those forecast or implied in the aforementioned forward-looking statements.

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

  10q-1   Amendment dated September 12, 1997 to the BellSouth
          Personal Retirement Account Pension Plan.

  10q-2   Amendment dated October 31, 1997 to the BellSouth
          Personal Retirement Account Pension Plan.

  11      Computation of Earnings Per Common Share.

  12      Computation of Ratio of Earnings to Fixed Charges.

  27      Financial Data Schedule.


(b) Reports on Form 8-K:

      Date of Event          Subject

      October 20, 1997        Third Quarter 1997 Earnings Release
                               and 1997-1998 Financial Projection


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


                                              BELLSOUTH CORPORATION

                                      By    /s/  W. Patrick Shannon
                                                 W. PATRICK SHANNON
                                      Vice President and Controller


November 12, 1997


                        EXHIBIT INDEX

  Exhibit
  Number


  10q-1     Amendment dated September 12, 1997 to the BellSouth
            Personal Retirement Account Pension Plan.

  10q-2     Amendment dated October 31, 1997 to the BellSouth
            Personal Retirement Account Pension Plan.

  11        Computation of Earnings Per Common Share.

  12        Computation of Ratio of Earnings to Fixed Charges.

  27        Financial Data Schedule.