Form 10-K405
period 1997-12-31
BELLSOUTH CORP
filed 1998-02-26
CIK 732713

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

 (Mark One)
     /X/                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                         OR
     / /               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

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

        Support Obligations for                  New York Stock Exchange
   7.12% Debentures due 7/15/2097 of
 BellSouth Capital Funding Corporation

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     None.

    At February 2, 1998, 991,356,878 shares of Common Stock and Preferred Stock Purchase Rights were outstanding.

    At February 2, 1998, the aggregate market value of the voting stock held by non-affiliates was $60,039,546,602.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement dated March 10, 1998, issued in connection with the 1998 annual meeting of shareholders (Part
III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  ITEM                                                                                                            PAGE
---------                                                                                                       ---------
                                                         PART I

Safe Harbor Statement.........................................................................................          1

       1.  Business...........................................................................................          1
           General............................................................................................          1
           Business Operations................................................................................          2
           Telephone Company Operations.......................................................................          2
           Other Telecommunications Business Operations.......................................................         10
           Competition........................................................................................         13
           Research and Development...........................................................................         19
           Licenses and Franchises............................................................................         19
           Employees..........................................................................................         20
       2.  Properties.........................................................................................         20
           General............................................................................................         20
           Capital Expenditures...............................................................................         21
           Environmental Matters..............................................................................         22
       3.  Legal Proceedings..................................................................................         22
       4.  Submission of Matters to a Vote of Shareholders....................................................         22
Additional Information -- Description of BellSouth Stock......................................................         22
Executive Officers............................................................................................         25

                                                         PART II

       5.  Market for Registrant's Common Equity and Related Stockholder Matters..............................         27
       6.  Selected Financial and Operating Data..............................................................         28
       7.  Management's Discussion and Analysis of Results of Operations and Financial Condition..............         29
           Results of Operations..............................................................................         29
           Volumes of Business................................................................................         31
           Operating Revenues.................................................................................         32
           Operating Expenses.................................................................................         35
           Other Income Statement Items.......................................................................         37
           Extraordinary Losses...............................................................................         38
           Financial Condition................................................................................         38
           Operating Environment and Trends of the Business...................................................         40
           Year 2000 Compliance...............................................................................         45
           New Accounting Pronouncements......................................................................         45
           Safe Harbor Statement..............................................................................         45
       8.  Consolidated Financial Statements and Supplementary Data...........................................         47
           Report of Management...............................................................................         47
           Audit Committee Chairman's Letter..................................................................         48
           Report of Independent Accountants..................................................................         48
           Consolidated Statements of Income..................................................................         49
           Consolidated Balance Sheets........................................................................         50
           Consolidated Statements of Shareholders' Equity....................................................         51
           Consolidated Statements of Cash Flows..............................................................         52
           Notes to Consolidated Financial Statements.........................................................         53
           Supplementary Data -- Domestic Cellular Proportionate Operating Data...............................         74
       9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............         74

  ITEM                                                                                                            PAGE
---------                                                                                                       ---------
                                                        PART III

     *10.  Directors and Executive Officers of the Registrant.................................................         75
     *11.  Executive Compensation.............................................................................         75
     *12.  Security Ownership of Certain Beneficial Owners and Management.....................................         75
     *13.  Certain Relationships and Related Transactions.....................................................         75

                                                         PART IV

      14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................         75

Signatures....................................................................................................         79
Consent of Independent Accountants............................................................................         80

------------------------

*Included in BellSouth Corporation's definitive proxy statement dated March 10, 1998 and incorporated herein by reference.

                                     PART I

SAFE HARBOR STATEMENT

    CERTAIN OF THE INFORMATION CONTAINED IN THIS AND OTHER REPORTS ADDRESSES KNOWN TRENDS AND UNCERTAINTIES AFFECTING BELLSOUTH CORPORATION'S BUSINESS AND PROSPECTS AND MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. BELLSOUTH CORPORATION'S EXPECTATIONS CONTAINED IN OR UNDERLYING SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON A NUMBER OF ASSUMPTIONS, INCLUDING BUT NOT LIMITED TO: (1) ECONOMIC GROWTH AND DEMAND FOR WIRELINE AND WIRELESS COMMUNICATIONS SERVICES CONTINUES IN BELLSOUTH CORPORATION'S SERVICE TERRITORIES; (2) THE FINAL RESOLUTION OF THE ACCESS REFORM AND UNIVERSAL SERVICE ORDERS OF THE FCC (AND THE RESULTANT CUSTOMER IMPACTS) IS REASONABLY EARNINGS-NEUTRAL; (3) LOCAL WIRELINE AND WIRELESS SERVICE COMPETITION DOES NOT HAVE SIGNIFICANTLY INCREASING ADVERSE IMPACTS ON EARNINGS; (4) THE CONTINUING COSTS TO IMPLEMENT NETWORK CHANGES AND OPERATING SYSTEMS NECESSARY TO SATISFY REGULATORY CONDITIONS FOR BELLSOUTH CORPORATION'S PROVISION OF INTERLATA SERVICE ARE NOT MATERIALLY GREATER THAN CURRENTLY PROJECTED; (5) BELLSOUTH CORPORATION'S EXPECTATIONS AS TO THE COST AND SUCCESS OF ITS EFFORTS FOR YEAR 2000 COMPLIANCE, INCLUDING THE SUCCESS OF ITS KEY SUPPLIERS AND CUSTOMERS, ARE REASONABLY ACCURATE; AND (6) THE CURRENT LEVEL OF ECONOMIC, MONETARY AND POLITICAL STABILITY CONTINUES IN FOREIGN COUNTRIES IN WHICH BELLSOUTH CORPORATION HAS SIGNIFICANT INVESTMENTS OR OPERATIONS. ANY DEVELOPMENTS SIGNIFICANTLY DEVIATING FROM THESE ASSUMPTIONS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE FORECAST OR IMPLIED IN THE AFOREMENTIONED FORWARD-LOOKING STATEMENTS.

ITEM 1.  BUSINESS

                                    GENERAL

    BellSouth Corporation (BellSouth) is a holding company providing telecommunications services, systems and products primarily through two wholly-owned subsidiaries, BellSouth Telecommunications, Inc. (BellSouth Telecommunications) and BellSouth Enterprises, Inc. (BellSouth Enterprises). BellSouth Telecommunications provides predominantly tariffed wireline telecommunications services to approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth's other businesses (predominantly domestic and international wireless communications services and advertising and publishing products) are conducted primarily through subsidiaries of BellSouth Enterprises. BellSouth has its principal executive offices at 1155 Peachtree Street, N.E., Atlanta, Georgia 30309-3610 (telephone number 404-249-2000).

    BellSouth was incorporated in 1983 under the laws of the State of Georgia. On December 31, 1983, pursuant to a consent decree approved by the United States District Court for the District of Columbia entitled "Modification of Final Judgment" (the MFJ) settling antitrust litigation brought by the United States Department of Justice (the Justice Department) in 1974 and the related Plan of Reorganization, American Telephone and Telegraph Company, now AT&T Corp. (AT&T), formed several holding companies including BellSouth (the Holding Companies), and transferred to them one or more of the operating telephone companies (the Operating Telephone Companies) that were formerly part of the Bell System. As a result, AT&T transferred to BellSouth its 100% ownership of South Central Bell Telephone Company (South Central Bell) and Southern Bell Telephone and Telegraph Company (Southern Bell). On January 1, 1984, ownership of the Holding Companies was transferred by AT&T to its shareholders. As a result, BellSouth became a publicly traded company. BellSouth Telecommunications is the surviving corporation from the merger of South Central Bell and Southern Bell, effective at midnight, December 31, 1991.

    Under the MFJ, the Operating Telephone Companies could provide local exchange, exchange access, information access and toll telecommunications services within their assigned geographical territories, termed "Local Access and Transport Areas" (LATAs). Although prohibited from providing wireline service between LATAs, the Operating Telephone Companies provided exchange access services that linked a subscriber's telephone or other equipment in one of their LATAs to the transmission facilities of carriers (the Interexchange Carriers), that provided toll telecommunications services between different LATAs.

    The Telecommunications Act of 1996 (the 1996 Act) supercedes the MFJ, providing for the development of competition in local telecommunications markets; the conditions under which the Operating Telephone Companies can provide interLATA wireline telecommunications and other services; and the provision by the Operating Telephone Companies of video services within their service areas. The ability of the Operating Telephone Companies to enter businesses previously proscribed to them by the MFJ is, however, generally subject to numerous and rigorous criteria and the development of and compliance with newly mandated regulations of the Federal Communications Commission (FCC). To date, the FCC has rejected all applications to provide interLATA wireline service. (See "Telephone Company Operations -- InterLATA Toll Service.")

                              BUSINESS OPERATIONS

    Approximately 67%, 70% and 70% of BellSouth's total operating revenues for the years ended December 31, 1997, 1996 and 1995, respectively, were from wireline telecommunications services provided by BellSouth Telecommunications. The remainder was derived principally from domestic and international wireless operations, directory advertising and publishing, billing and collection and other nonregulated services. Revenues from services (predominantly exchange access services) provided to AT&T, BellSouth's largest customer, comprised approximately 8%, 9% and 10% of 1997, 1996 and 1995 total operating revenues, respectively.

                          TELEPHONE COMPANY OPERATIONS

    BellSouth Telecommunications provides, predominantly, local exchange, exchange access and intraLATA toll services within each of the 38 LATAs in its nine-state wireline service territory. BellSouth Telecommunications provided approximately 23,201,000 customer access lines at December 31, 1997, an overall increase of 4.8% since December 31, 1996. The increase was primarily attributable to continued economic growth in BellSouth Telecommunications' nine-state service region. Growth in additional residential lines ordered by existing customers accounted for approximately 30.8% of the overall increase in total access lines since December 31, 1996. (See "MD&A -- Results of Operations -- Volumes of Business.")

    At December 31, 1997, approximately 81% of BellSouth Telecommunications' access lines were in 44 metropolitan areas, each having a population of 125,000 or more. Many localities and some sizable areas in the states in which BellSouth Telecommunications operates are served primarily by non-affiliated telephone companies. BellSouth Telecommunications does not furnish, on a significant scale, local exchange, exchange access or toll services in the areas served by such companies. BellSouth Telecommunications is increasingly facing competition for local and intraLATA customers within its wireline service territory. (See "Competition -- Network and Related Services.")

LOCAL AND INTRALATA TOLL SERVICES

    Charges for local service for each of the years ended December 31, 1997, 1996 and 1995 accounted for approximately 41%, 42% and 41%, respectively, of BellSouth's total operating revenues. Local service operations provide lines from telephone exchange offices to subscribers' premises for the origination and termination of telecommunications, including the following: basic local telephone service provided through the regular switched network; dedicated private line facilities for voice and special services, such as transport of data, radio and video; switching services for customers' internal communications through facilities owned by BellSouth Telecommunications; services for data transport that include managing and configuring special service networks; and dedicated low or high capacity public or private digital networks. Other local service revenue is derived from intercept and directory assistance, public telephones and various optional central office features, such as Caller ID, Call Waiting, Call Return and 3-Way Calling services. As other authorized telecommunications carriers compete in the provision of local service, BellSouth Telecommunications will increasingly sell to such carriers unbundled network elements and discounted local service for resale.

    BellSouth Telecommunications offers certain enhanced services, such as MemoryCallSM voice messaging service, through its network. These services differ from basic services in that they employ computer processing applications to alter the subscriber's transmitted information; provide the subscriber additional, different or restructured information; or involve subscriber interaction with stored information. The terms of many of these service offerings are not regulated under the rules of the FCC, but the FCC prescribes the method by which such services may be provided (for example, through structurally separated subsidiaries or arrangements providing access to competitive providers). Total revenue from enhanced and other optional services was approximately $1.31 billion, $1.06 billion and $794 million for the years ended December 31, 1997, 1996 and 1995, respectively.

    BellSouth Telecommunications provides intraLATA toll services within (but not between) its 38 LATAs. Such toll services provided approximately 4%, 4% and 6% of BellSouth's total operating revenues for the years ended December 31, 1997, 1996 and 1995, respectively. These services include the following: intraLATA service beyond the local calling area; Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand; and special services, such as transport of data, radio and video. In recent years, these toll revenues have decreased as competition for toll customers has intensified and as local area calling plans have been expanded. Toll revenues are expected to continue to be negatively impacted by competition.

REGULATION OF LOCAL AND TOLL SERVICES

    BellSouth Telecommunications is subject to regulation of its intrastate services by a state authority in each state where it provides intrastate telecommunications services; such regulation covers rates, services, competition and other issues.

    RATE REGULATION

    Traditionally, BellSouth Telecommunications' rates were set in each state in its wireline service territory at levels that were anticipated to generate revenues sufficient to cover its allowed expenses and to provide an opportunity to earn a fair rate of return on its capital investment. Such a regulatory structure, generally known as rate of return regulation, was acceptable in a less competitive era; however, as discussed below, the regulatory processes have changed in response to the increasingly competitive telecommunications environment.

    Under the first generation of alternative regulation, generally known as incentive regulation, economic incentives were provided to lower costs and increase productivity through the potential availability of "shared" earnings over a benchmark rate of return. Generally, when levels above targeted returns were reached, earnings were "shared" by providing refunds or price reductions to customers.

    Under the next generation of alternative regulation, generally known as price regulation, the state authorities establish maximum prices that can be charged for certain telecommunications services. While such plans limit the amount of increases in prices for specified services, they enhance BellSouth Telecommunications' ability to adjust prices and service options to respond more effectively to changing market conditions and competition and provide an opportunity to benefit more fully from productivity enhancements. For these reasons, BellSouth Telecommunications has focused its regulatory and legislative efforts on establishing price regulation, and such plans are now operational throughout BellSouth Telecommunications' wireline service territory, except in Tennessee where a court order to implement price regulation has been appealed. While some state price regulation plans are not subject to either review or renewal, other state plans contain specified termination dates and/or review periods. No assurance can be given that plans subject to review or renewal will retain prices or other terms currently applicable.

    The following section contains a brief description of certain regulatory proceedings in BellSouth Telecommunications' nine-state wireline service territory.

ALABAMA

    BellSouth Telecommunications' rates were subject to an incentive regulation plan from 1988 to September 1995 and to a price regulation plan thereafter. Under the price regulation plan, prices for basic services, including local exchange services for residence and business customers, are capped until 2000, after which prices may be changed in accordance with an inflation-based formula. Aggregate price increases for non-basic services are limited to 10% annually. Intrastate switched access rates must be reduced below interstate switched access rates. Reductions related to intrastate switched access are estimated to be $25 million through 1999. Additional terms of the price regulation plan require annual price reductions aggregating $57 million through 1999, excluding intrastate switched access reductions.

FLORIDA

    From 1988 through 1992, an incentive regulation plan was in effect in Florida. In 1994, the Florida Public Service Commission extended the plan retroactively from 1993 to 1997, with required price reductions aggregating approximately $300 million over a three-year period. Effective January 1996, BellSouth Telecommunications elected to be regulated under price regulation; however, it was still required to comply with the sharing provisions of the previous incentive plan through 1997.

    Under the price regulation plan, prices for basic services, which include flat-rate residential and single-line business local exchange services, are capped until 2001, after which prices may be changed in accordance with an inflation-based formula. Prices for certain non-basic services, including multi-line business service, are capped until 1999 at the rates in effect in July 1995. Prices for other non-basic services may be adjusted annually subject to defined limitations.

GEORGIA

    From 1990 to August 1995, BellSouth Telecommunications operated under an incentive regulation plan in Georgia. Thereafter, it has operated under a price regulation plan. Under the price regulation plan, basic residence and single-line business rates are capped until 2000, after which prices may be changed in accordance with an inflation-based formula. Rates for intrastate switched access services may be no higher than the rates charged for interstate switched access services.

KENTUCKY

    From 1988 to July 1995, an incentive regulation plan was in effect in Kentucky. BellSouth Telecommunications' rates are now regulated under a price regulation plan. Under the price regulation plan, basic residential rates are capped until 1998, after which prices may be changed in accordance with an inflation-based formula. Intrastate switched access rates are limited to rates in effect for interstate switched access. Prices for services deemed competitive under the plan can be set by BellSouth Telecommunications in response to market conditions.

LOUISIANA

    From February 1992 to April 1996, an incentive regulation plan was in effect in Louisiana. Effective April 1996, the Louisiana Public Service Commission approved a price regulation plan that will remain in effect for a six-year term. Under the provisions of the price regulation plan, prices for basic services, which include the provision of local exchange service, are capped until 2001, after which prices may be changed in accordance with an inflation-based formula. After 2001, no individual basic service price can be increased by more than 10% in any twelve-month period. Prices for interconnection services are capped until 1999, after which no individual service can be increased more than 10% in any twelve-month period. For non-basic services, price increases may not exceed 20% in any twelve-month period.

    Concurrently with the approval of price regulation, the Louisiana Commission concluded its review of BellSouth Telecommunications' earnings by requiring an aggregate $70 million price reduction, to be apportioned over a three-year period beginning April 1, 1996.

MISSISSIPPI

    From June 1990 through December 1995, an incentive regulation plan was in effect in Mississippi. Effective January 1996, the Mississippi Public Service Commission approved a six-year price regulation plan. Under the provisions of the plan, prices for basic services, which include the provision of basic local telephone service, are capped until 1999, after which the basic service category rates will be revised annually to effect an annual reduction in revenues of 1% or $3.75 million, whichever is greater, for the last three years of the plan. In addition, intrastate switched access rates are capped at the same level as interstate switched access rates over the life of the plan.

NORTH CAROLINA

    Prior to June 1996, traditional rate of return regulation was in effect in North Carolina. Since then, BellSouth Telecommunications has been subject to a price regulation plan under which prices for residence basic local exchange service are capped until 1999, after which time any price increases are limited by an inflation-based formula. For business basic local exchange, interconnection and certain non-basic services, any increases in current prices are also subject to inflation-based formulas. Prices for toll switched access services were capped at the June 1996 prices, after giving effect to specified price reductions ordered in conjunction with approval of the price regulation plan.

SOUTH CAROLINA

    Prior to 1996, BellSouth Telecommunications' rates were regulated on a traditional rate of return basis. In January 1996, the South Carolina Public Service Commission approved a price regulation plan which includes provisions that basic local exchange residence and business service flat rates will not increase until 2001, after which prices may be changed in accordance with an inflation-based formula. Intrastate switched access rates will be capped until 1999, after which prices may be changed in accordance with an inflation-based formula. The rates for non-basic services will be set by BellSouth Telecommunications, subject only to the limitation that the price for any individual service may not be increased more than 20% in a twelve-month period.

    In April 1997, BellSouth Telecommunications, the South Carolina Public Service Commission and other parties agreed on a settlement to claims of alleged overearnings for the years 1992 through 1994. Under the terms of the settlement, BellSouth Telecommunications paid $72 million to its customers in 1997.

TENNESSEE

    An incentive regulation plan, which had been in effect since August 1990, ended in 1995. In June 1995, a law was enacted in Tennessee that allowed qualified service providers to elect price regulation. BellSouth Telecommunications elected price regulation under which the prices for basic services and Call Waiting services are to be capped for four years, after which prices may be changed in accordance with an inflation-based formula. Prices for services other than basic services are to be adjusted based on an inflation-based formula.

    In order to implement the price regulation election, the Tennessee Public Service Commission required BellSouth Telecommunications to reduce prices by approximately $56 million on an annual basis. BellSouth Telecommunications appealed to the Tennessee Court of Appeals. The court stayed implementation of both the rate reduction and price regulation plan pending further consideration of the issues. In October 1997, the court vacated the order requiring the rate reduction and remanded the case to the Tennessee Regulatory Authority (successor to the Tennessee Public Service Commission) with instructions to approve the price regulation plan. In January 1998, the Tennessee Regulatory Authority and the Consumer Advocate filed an application for permission to appeal to the Tennessee Supreme Court.

    A bill has been introduced in the Tennessee legislature that would impose significant new restrictions on companies electing price regulation. Specifically, the bill would require BellSouth Telecommunications to agree to make substantial refunds to customers and to have its initial rates for price regulation purposes established by means of a traditional rate of return earnings investigation. It is too early to assess the degree of support that this proposal might receive in the legislature.

    REGULATION OF LOCAL SERVICE COMPETITION

    The 1996 Act requires the elimination of state legislative and regulatory barriers to competition for local telephone service, subject only to competitively neutral requirements to preserve and advance universal service, protect the public safety and welfare, maintain the quality of telecommunications services and safeguard the rights of customers. The 1996 Act also includes requirements that incumbent local exchange carriers (ILECs), such as BellSouth Telecommunications, negotiate with other carriers for interconnection, use of network elements on an unbundled basis and resale of local services. If a negotiated agreement cannot be reached, either party may seek arbitration with the state regulatory authority, or the FCC if the state fails to act. If rates are disputed, the arbitrator must set rates for access to network elements on an unbundled basis, based on cost, which may include a reasonable profit. ILECs are also required to negotiate to provide their retail services at wholesale rates for the purpose of resale by competing carriers. If agreement cannot be reached, the arbitrator shall set the wholesale rates at the ILEC's retail rates less costs to be avoided. BellSouth Telecommunications has executed over 300 interconnection or resale agreements with such carriers.

    In connection with the requirements of the 1996 Act, in August 1996, the FCC released an order adopting rules governing interconnection and open competition in the local telephone service industry. Among the issues specifically addressed by the order were the network elements that ILECs must make available; pricing standards to be followed by states in setting rates for interconnection; access to network elements on an unbundled basis; and resold services. BellSouth, several other ILECs and several state regulatory bodies appealed the order to the United States Court of Appeals for the Eighth Circuit, and in July 1997, the court ruled that state commissions, not the FCC, have exclusive jurisdiction to set prices for local service interconnection, unbundled network elements and local service resale. In addition, the court vacated other aspects of the order including the FCC's "pick and choose" rule, which allowed competing local carriers to select terms from different interconnection agreements in negotiating their own interconnection agreements. The court also rejected the FCC's requirement that ILECs submit pre-1996 interconnection agreements to the state commissions for approval and the presumption that any network element that can be technically unbundled must be unbundled. Finally, the court rejected the FCC's requirement that ILECs physically recombine unbundled network elements for competing local carriers and only required that such elements be made available for rebundling.

    Certain aspects of the order were upheld by the court, including the ability of the competing local carriers to recombine network elements to produce complete telecommunications services without providing any of their own facilities. The court also affirmed the FCC's classification of operations support systems, operator services, directory assistance and vertical switching features as unbundled network elements. In addition, the court also upheld the FCC's definition of "technically feasible" interconnection to exclude all economic considerations. Finally, the court declined to rule on whether or not the Total Element Long Run Incremental Cost (TELRIC) pricing methodology was inconsistent with the 1996 Act, leaving the state commissions to make that decision. On reconsideration, the court further clarified that the 1996 Act does not require ILECs to provide recombined unbundled network elements. The United States Supreme Court has agreed to review the court's decision, and a ruling is expected by mid-1999. In a subsequent order, the Eighth Circuit held that the FCC may not impose its pricing standards as a condition to granting permission for the Operating Telephone Companies to provide interLATA communications.

    Notwithstanding these developments, however, BellSouth Telecommunications and a number of carriers have negotiated interconnection agreements, and state regulatory commissions have arbitrated and approved various terms of interconnection between BellSouth Telecommunications and other carriers. Some changes may be made to these agreements when the judicial appeals are concluded. The arbitration results for the wholesale discount rates vary by state from approximately 14.8% to 21.8% for both business and residential service.

    In attempting to comply with the technical requirements of interconnection, BellSouth is incurring, and expects to continue to incur, significant costs associated with the facilitation of interconnection. BellSouth incurred approximately $400 million of costs associated with these efforts in the year ended December 31, 1997. Of this amount, approximately $230 million was expensed as incurred, and the remainder was capitalized. It remains unclear to what degree, if any, BellSouth will be compensated for these costs.

REGULATION OF ACCESS SERVICES

    BellSouth Telecommunications provides access services by connecting the equipment and facilities of its subscribers with the communications networks of Interexchange Carriers. These connections are provided by linking these carriers and subscribers through the public switched network of BellSouth Telecommunications or through dedicated private lines furnished by BellSouth Telecommunications. The FCC regulates rates and other aspects of interstate access services. State regulatory commissions have jurisdiction over the provision of access to the Interexchange Carriers to complete intrastate telecommunications.

    Interstate and intrastate access charges, which are payable both by Interexchange Carriers and subscribers, provided approximately 22%, 23% and 23% of BellSouth's total operating revenues for the years ended December 31, 1997, 1996 and 1995, respectively. These charges are designed to recover the costs of the common and dedicated facilities and switching equipment used to connect networks of Interexchange Carriers with the telephone company's local network and to subsidize the cost of providing local service to rural and other high-cost areas. The FCC regulates interstate access charges through its price cap and access charge rules. The state commissions have authorized BellSouth Telecommunications to collect from the Interexchange Carriers and, in several states, from customers, fees for providing intrastate access services. In connection with the approval of price regulation plans, many states have required BellSouth Telecommunications to reduce intrastate access rates to bring them to parity with interstate access rates.

    Historically, access charges have been set at levels that subsidize the cost of providing local residential service. The 1996 Act requires that the FCC identify the local service subsidy implicitly provided by access charges; to provide for the removal of such subsidy from access rates in order that access charges reflect underlying costs; to arrange for a universal service fund to ensure the continuation of universal service; and to develop the arrangements for payments into that fund by all carriers.

    The FCC's price cap plan limits aggregate price changes to the rate of inflation minus a productivity offset, plus or minus exogenous cost changes recognized by the FCC. BellSouth Telecommunications had been pricing its services based on a 5.3% productivity factor, which meant that price increases would only occur to the extent that the Gross Domestic Product Price Index of the United States (the Index) increased by greater than 5.3% over an annual period. If the Index increased by less than 5.3%, price reductions would occur. In May 1997, the FCC adopted orders regarding revisions to the price cap plan, access charge reform and the establishment of a universal service fund. The orders on the price cap plan and access charge reform resulted in access rate reductions related to per-minute-of-use charges and increases to per-line charges. The net access charge reductions resulted primarily from an

FCC-mandated increase in the price cap productivity factor from 5.3% to 6.5%. The new rates went into effect beginning July 1, 1997 and were computed as if the 6.5% productivity factor had been in effect since July 1, 1996.

    In addition, the access charge reform order resulted in several changes to the existing interstate access rate structure designed to move access charges, over time, to more economically efficient levels and to create more efficient rate structures. Non-traffic-sensitive costs, that were previously recovered on a per-minute-of-use basis, were changed to be recovered on a flat-rate, per-line basis. As part of this plan, subscriber line charges (SLCs) were increased and a new presubscribed interexchange carrier charge (PICC) was established. As SLC and PICC charges are increased over time, usage charges are reduced. SLCs for primary residential and single-line business access lines remained unchanged at $3.50 per line, per month. SLCs for non-primary (or "additional") residential access lines increased from $3.50 to $5.00 per line, per month, and SLCs for multi-line business customers increased from $6.97 to $8.17 per line, per month beginning in January 1998. PICCs were established on January 1, 1998 and are charged to Interexchange Carriers for recovery of non-traffic-sensitive costs not recovered through SLCs. These charges were established for primary residential and single-line business access lines, non-primary residential access lines and multi-line business access lines and were initially set at $.53, $1.50 and $2.75, respectively, per line, per month, beginning January 1998. BellSouth believes that the net effect of these changes will be substantially revenue-neutral.

    The universal service order established new funding mechanisms for high-cost, low-income service areas. BellSouth Telecommunications began contributing to the new funds on January 1, 1998 and is allowed recovery of its contributions through increased interstate access charges. Major changes to the support mechanism to subsidize the provision of services to high-cost areas will occur January 1, 1999. The new support mechanism, when implemented in 1999, will be based on forward-looking economic costs; however, a cost model has yet to be adopted. A new proceeding was initiated in June 1997 to select a cost model with final FCC action expected in 1998.

    The order also established significant discounts to be provided to eligible schools and libraries for all telecommunications services, internal connections and Internet access. It also established support for rural health care providers so that they may pay rates comparable to those that urban health care providers pay for similar services. Industry-wide annual costs of the program are to be capped at approximately $2.7 billion and are to be funded out of the universal service fund. Local and Interexchange Carriers' contributions to the education and health care funds would be assessed by the fund administrator on the basis of their interstate and intrastate end-user revenues.

    All of the foregoing orders have been appealed to United States Courts of Appeal in several different Circuits.

INTERLATA TOLL SERVICE

    As a result of the 1996 Act, BellSouth and the other Holding Companies and their affiliates are freed from the judicial restrictions of the MFJ that generally prohibited the provision of interLATA communications throughout their wireline service territories and elsewhere. The 1996 Act establishes in its place a new restriction and a procedure for its removal. These companies may apply to the FCC on a state-by-state basis to offer in-region interLATA wireline services, and the FCC must act on each such application within 90 days. The FCC must grant such application if it determines that the applicant (a) has met a competitive checklist; (b) has shown (i) the presence of a facilities-based provider offering both residential and business local services (Track A) or (ii) if there is no such provider, a statement that has been approved or permitted to take effect by state regulatory authorities of the terms under which it would be willing to interconnect with a competitive local carrier (Track B); (c) will operate in accordance with the separate subsidiary requirement; and (d) has presented an application consistent with the public interest. The FCC is required to consult with state regulatory authorities and the Justice Department when reviewing the application.

    BellSouth plans to begin offering interLATA wireline service in each of its in-region states as soon as the FCC approves its application for each state. BellSouth has received favorable determinations from the regulatory commissions in several states in its wireline service territory, but the FCC has rejected all applications to provide in-region interLATA service on which it has ruled. The applicants have appealed such denials to the United States Court of Appeals for the District of Columbia Circuit. In addition, the United States District Court for the Northern District of Texas has ruled that the provisions of the 1996 Act prohibiting the Operating Telephone Companies from providing interLATA service are, in effect, an unconstitutional bill of attainder and are unenforceable. The ruling has been stayed pending appeal. BellSouth will continue to seek approvals from the FCC and other state commissions and judicial review of adverse decisions which it believes to be erroneous. However, because of the scrutiny of such applications by the FCC and the Justice Department, the time required to obtain judicial review of adverse decisions and the possible challenges by the Interexchange Carriers of any approved applications, it is uncertain when BellSouth will be authorized to commence interLATA service in any of its in-region states.

                            ------------------------

    In addition to the above matters, BellSouth and BellSouth Telecommunications are parties to or subject to numerous other proceedings pending before federal and state regulatory and judicial bodies. These matters involve, among other things, terms and conditions of services provided by BellSouth Telecommunications and its affiliates, rates charged for such services, access reform, universal service, number portability and relationships with competitive service providers and their affiliates. No assurance can be given as to the outcome of any such proceedings.

PUBLIC TELEPHONES

    In April 1997, BellSouth Telecommunications transferred its payphone business assets to a separate subsidiary, BellSouth Public Communications, Inc.
(BPC), in order to satisfy an FCC order which required ILECs to reassign their payphone business assets from regulated telephone company accounts to separate unregulated accounts or to transfer assets to a separate subsidiary. BPC has received certification as an independent payphone provider in each of the nine states where BellSouth Telecommunications provides wireline telephone service. BPC plans to continue to provide independent payphone services throughout BellSouth Telecommunications' territory and will selectively provide payphone services in areas served by unaffiliated telephone companies. Also beginning in April, BPC is authorized to begin receiving per-call compensation from Interexchange Carriers for calls originating on its payphone equipment.

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

INTERNET ACCESS

    In 1996, BellSouth Telecommunications began providing Internet access, a customized version of Netscape Navigator-TM-, electronic mail and a gateway to local and national information. Internet access is provided as BellSouth.net-SM-service to over 182,000 customers at December 31, 1997.

SELLING AND MAINTAINING EQUIPMENT

    To a limited extent, BellSouth sells and maintains telecommunications equipment in the nine states where BellSouth Telecommunications provides wireline telephone service. The Holding Companies, Lucent Technologies, Inc. and other substantial enterprises compete in the provision of these services and products.

                  OTHER TELECOMMUNICATIONS BUSINESS OPERATIONS

DIRECTORY ADVERTISING AND PUBLISHING

    BellSouth Enterprises owns a group of companies which publish, print and sell advertising in, and perform related services concerning, alphabetical and classified telephone directories. Increasingly, such companies provide directories in electronic form over the Internet and CD-ROM media. Directory advertising and publishing revenues represented approximately 9% of BellSouth's total operating revenues for each of the last three years. Two of BellSouth's advertising and publishing companies also provide publishing and related products and services to other directory publishers. During 1997, such BellSouth companies published approximately 485 directories for BellSouth Telecommunications and contracted with approximately 125 non-affiliated companies to sell advertising space in approximately 500 of their publications.

WIRELESS COMMUNICATIONS

    BellSouth Enterprises provides wireless communications services, which consist mainly of cellular telephone services. Revenues from wireless communications comprised approximately 17%, 15% and 14% of BellSouth's total operating revenues for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, BellSouth Enterprises has non-controlling financial interests in a number of wireless businesses whose revenues are not reflected in operating revenues because of the method of accounting for such investments.

    Under the MFJ, the Holding Companies generally were prohibited from providing interLATA wireless communications. The 1996 Act lifted this prohibition, and in February 1996, BellSouth began offering the interLATA component of its wireless communications in conjunction with its wireless offerings. Approximately 2.4 million customers subscribe to such interLATA service. In areas where it does not have long distance telephone facilities, BellSouth connects with the networks of the Interexchange Carriers.

    The 1996 Act allows BellSouth to market wireless services jointly with local wireline services; previously, separate marketing was required. This change has enabled BellSouth to more efficiently offer and provide integrated telecommunications services. In March 1996, BellSouth began joint marketing of wireless and wireline services in selected markets.

    DOMESTIC CELLULAR OPERATIONS

    The predominant part of BellSouth's wireless communications operations is cellular radio telephone service. Cellular radio telephone systems provide customers with high-quality and readily available two-way communications services that interconnect with wireline and other cellular telephone networks. The cellular networks of BellSouth and other carriers utilize analog technology, which offers seamless roaming across systems. Many carriers are also adding TDMA (Time Division Multiple Access) or CDMA (Code Division Multiple Access) digital technology to their systems which will enable greater capacity, technically superior service quality and new features. BellSouth is utilizing TDMA digital technology in adding digital capabilities to its cellular systems. Unlike separate analog systems, TDMA systems are incompatible with CDMA networks, thereby precluding customers from roaming from a TDMA system to a CDMA system, or vice-versa. However, all digital cellular telephones are dual-mode, containing analog technology as well as a particular digital technology. This enables digital customers to roam using the analog mode if they enter a digital system utilizing an incompatible technology.

    The domestic cellular telephone business has become a significant contributor to BellSouth's operations, primarily due to the continued expansion of the customer base for mobile communications services. BellSouth maintains and operates cellular systems through wholly-owned subsidiaries and partnerships with other entities. Cellular service and related equipment are marketed to consumers, directly and through authorized agents, and to businesses that resell the service.

    The rates charged by cellular carriers are not regulated by the FCC or the states in which BellSouth's cellular operations are located. State governments are generally preempted by federal law from regulating the rates charged by cellular carriers.

    At December 31, 1997, businesses in which BellSouth had an equity interest provided cellular service to a total of approximately 5,294,000 domestic customers in 15 states. BellSouth's proportionate share of such total customers, based on its percentage ownership interests of such businesses, was approximately 4,105,000 customers. (See "Consolidated Financial Statements and Supplementary Data -- Domestic Cellular Proportionate Operating Data.") BellSouth's proportionate interest in the aggregate population (POPs) served by its domestic cellular systems was approximately 40,235,000 persons at December 31, 1997, and its penetration rate was approximately 10.2%. Within its nine-state wireline service territory, BellSouth and its partners offer cellular service in cities including Atlanta, Miami, New Orleans, Memphis, Louisville, Birmingham and Orlando, while outside its wireline service territory BellSouth and its partners offer cellular service in cities including Los Angeles, Houston, Indianapolis and Honolulu.

    The number of BellSouth's proportional domestic cellular customers has grown by 13.6%, 26.9% and 32.1%, and its proportional domestic cellular revenues have grown by 9.0%, 22.5% and 28.9% for the years ended December 31, 1997, 1996 and 1995, respectively. Its penetration rate has grown to 10.2% at December 31, 1997 from 8.9% and 7.1% at December 31, 1996 and 1995, respectively. Such growth is likely to continue declining, reflecting increasing penetration rates and competition for wireless customers by additional personal communications service
(PCS) carriers. (See "Personal Communications Service.")

    In November 1997, BellSouth completed an exchange with United States Cellular Corporation of certain cellular properties. Under the agreement, BellSouth traded its ownership interests in cellular properties in Wisconsin and Illinois for new or increased equity ownership of cellular properties located in or adjacent to BellSouth Telecommunications' nine-state wireline service territory.

    PERSONAL COMMUNICATIONS SERVICE

    In 1995, the FCC began auctioning radio spectrum for providing digital mobile communications service, commonly referred to as personal communications service, or PCS. PCS utilizes only digital technology, which provides greater security and clarity than the analog technology used on existing cellular systems. The three most commonly deployed technologies in the United States are GSM (Global System for Mobile Communications), TDMA and CDMA. GSM is also widely used by international cellular and PCS systems. Within the domestic PCS markets, however, none of the existing technologies has become dominant. Because these competing digital technologies are not compatible with each other, PCS currently does not offer the seamless roaming characteristics that are offered by analog cellular services. In addition, PCS networks currently are largely concentrated in more densely populated areas and are significantly more limited than cellular networks in their service coverage.

    BellSouth, through its BellSouth Mobility DCS subsidiary, owns interests in PCS licenses covering most of North Carolina, South Carolina and eastern Tennessee. A BellSouth consortium is building and operating the network in the Carolinas while BellSouth alone is building and operating the network in eastern Tennessee. BellSouth's proportionate POPs covered by these licensed territories is 7,700,000. Both of these systems, which utilize the GSM technology, have been operational since the summer of 1996 and continue to expand their coverage footprint within their given licensed areas.

    In January 1997, BellSouth won additional licenses in 37 Basic Trading Areas
(BTAs) in the FCC's D-and E-block auctions. These markets cover 12,700,000 POPs in smaller areas within or adjacent to BellSouth's wireline service territory. Currently, BellSouth, through its BellSouth Mobility subsidiary, plans to deploy TDMA in thirty-four of these BTAs and BellSouth Mobility DCS is building and operating GSM-based networks in the three remaining BTAs.

    At the present time, it is unclear which digital technology, if any, will become the generally accepted standard in the United States. To overcome the incompatibility of the existing technologies, PCS equipment manufacturers are developing PCS handsets that operate within multiple technologies and bandwidths. Presently, dual-band/dual-mode handsets are available that can process both analog cellular and digital calls. These handsets enable roaming from PCS systems to analog cellular systems. In addition, BellSouth has begun investigating third generation technologies in data, voice and video that may provide for a more standard platform for PCS transmission.

    INTERNATIONAL WIRELESS OPERATIONS

    Outside the United States, BellSouth owns interests in consortia that hold licenses for, and are building and/or operating, wireless telephone systems in Argentina, Brazil, Denmark, Ecuador, Germany, India, Israel, New Zealand, Nicaragua, Panama, Peru, Uruguay and Venezuela. Through a wholly-owned subsidiary, BellSouth holds a regional concession for a wireless telephone system in Chile. At December 31, 1997, these systems provided cellular or PCS service to a total of approximately 4,072,000 international customers. BellSouth's proportionate share of such customers, based on its percentage ownership interests in such systems, was approximately 1,882,000 customers. BellSouth's proportionate interest in the aggregate population covered by its international wireless systems was approximately 88,878,000 persons at December 31, 1997, and its penetration rate was approximately 2.7%. BellSouth's wireless services are provided under regional licenses to areas within Argentina, India, Nicaragua, Peru, Uruguay and Chile and under nationwide licenses in Denmark, Ecuador, Germany, Israel, New Zealand, Panama and Venezuela. Upon completion of networks currently being developed, services will be provided to certain areas in Brazil under regional licenses beginning in the first half of 1998.

    MOBILE DATA

    BellSouth owns interests in five wireless data communications networks worldwide utilizing L.M. Ericsson's Mobitex technology. These networks provide services in the United States, the United Kingdom, the Netherlands, Belgium and Singapore, enabling wireless data applications such as computer-aided dispatch, electronic mail, transaction processing and remote data entry, paging and message retrieval. They are also well-suited for fixed applications such as credit card validation and telemetry.

OTHER INTERNATIONAL OPERATIONS

    In August 1997, BellSouth sold its 24.5% interest in Optus Communications Pty. Ltd (Optus) to Cable and Wireless, a U.K. telecommunications company. Under the agreement, BellSouth received approximately $735 million in cash for its 490 million shares in Optus. In addition, BellSouth will receive either a 22.3% interest in Occidente y Caribe Celular S.A. (Occel), a cellular communications company located in Colombia, or the equivalent value of that interest in cash, at BellSouth's option, or if Cable and Wireless is not able to transfer its interest in Occel to BellSouth within two years from the sale of BellSouth's interest in Optus.

    BellSouth operates a competing domestic and international wireline long distance business in Chile under a nationwide concession. In addition, in January 1997, BellSouth purchased an interest in a company that offers wireline and wireless cable television and paging services in Peru.

DOMESTIC BROADBAND SERVICES

    The 1996 Act eliminated prohibitions on telephone companies' provision of cable television services in their service territories, although many federal courts had already held such prohibitions unconstitutional. Although ILECs may not acquire or joint venture with established cable television providers in their wireline territories, they may provide cable television services over their own facilities.

    BellSouth has constructed several networks, and provided cable television services to a limited degree, in several areas within its wireline service territory to assess the extent to which it wishes to enter this business. It has also obtained licenses to provide wireless cable services in various metropolitan areas including New Orleans, Atlanta and Louisville, as well as several markets in the state of Florida (including Miami) and is currently providing services in limited areas under these licenses.

    BellSouth, Ameritech Corporation, GTE Corporation, Southern New England Telecommunications Corporation and The Walt Disney Company have formed a business to acquire, develop, market and deliver traditional and interactive video programming services to consumers. BellSouth intends to offer such services to its cable television customers.

                                  COMPETITION

GENERAL

    BellSouth is subject to increasing competition in all areas of its business. Regulatory, legislative and judicial actions and technological developments have expanded the types of available services and products and the number of companies that may offer them. Increasingly, this competition is from large companies and joint ventures that have substantial capital, technological and marketing resources.

NETWORK AND RELATED SERVICES

    LOCAL SERVICE

    Federal and state law provide for local service competition throughout BellSouth Telecommunications' wireline service territory, and the state public service commissions have granted numerous carrier applications for authority to offer local telephone service. As a result, substantial competition has developed for BellSouth Telecommunications' business customers which provide a greater concentration of higher margin revenues than do its residential customers. Competitors include the Interexchange Carriers, such as AT&T and MCI, and smaller competitive local exchange carriers (CLECs), which resell local services of BellSouth Telecommunications and other ILECs or provide service over their own facilities. Because of the fact that significant residential local service competition would improve BellSouth's prospects for obtaining regulatory authority to offer interLATA long distance service, BellSouth believes that the Interexchange Carriers have been slow to enter the local residential market and, therefore, the development of competition for residential local service customers will continue to be much slower than for business local service customers.

    An increasing number of voice and data communications networks utilizing fiber optic lines have been and are being constructed by telecommunications providers in all major metropolitan areas throughout BellSouth Telecommunications' wireline service territory. These networks offer certain high-volume users a competitive alternative to the public and private line offerings of BellSouth Telecommunications. Furthermore, wireless services, such as cellular, PCS and paging services, and Internet services increasingly compete with wireline communications services. PCS service is digital, which provides greater security and clarity than analog cellular service. Such services are provided by, among others, a number of well-capitalized entities, including AT&T and other Holding Companies, in most of BellSouth's markets.

    As technological and regulatory developments make it more feasible for cable television to carry data and voice communications, BellSouth Telecommunications will face increased competition within its region from cable television ventures. For example, MediaOne, an affiliate of USWest Media Group, has begun offering local wireline service in Atlanta in 1998 over its enhanced cable television network.

    Joint ventures and mergers between major telecommunications companies (e.g., the proposed mergers of MCI/WorldCom, Inc. and AT&T/Teleport Communications Group) will result in large, well-capitalized carriers that will provide formidable competition to BellSouth across a number of markets, including local and long distance telephone and Internet services.

    Competition for local service revenues could adversely affect BellSouth's results of operations. However, the opening of local markets to competition, among other things, can allow BellSouth to qualify to offer in-region interLATA service as contemplated in the 1996 Act. (See "BellSouth Competitive Strategy.")

    ACCESS SERVICE

    FCC rules require BellSouth Telecommunications to offer expanded interconnection for interstate special and switched access transport. As a result, BellSouth Telecommunications must permit competitive carriers and customers to terminate their transmission lines on BellSouth Telecommunications' facilities in its central office buildings through collocation arrangements. The effects of the rules are to increase competition for access transport. Furthermore, Interexchange Carriers are increasingly connecting their lines directly to their customers' facilities, bypassing the networks of BellSouth Telecommunications and thereby avoiding access charges entirely. In addition, commercial applications of Internet telephony are being developed. This medium could attract substantial interLATA traffic because of its lower cost structure, because FCC rules do not currently impose access charges on Internet communications.

    TOLL SERVICE

    A number of companies compete with BellSouth Telecommunications in its nine-state region for intraLATA toll business by reselling toll services obtained at bulk rates from BellSouth Telecommunications or, subject to the approval of the applicable state public utility commission, providing toll services over their own facilities. Commissions in the states in BellSouth Telecommunications' wireline service territory have allowed the latter type of intraLATA toll calling, whereby the Interexchange Carriers are assigned a multiple digit access code (10XXX) that customers may dial to place intraLATA toll calls through facilities of such Interexchange Carriers. The legislatures or commissions in three states have authorized competing carriers to provide intraLATA toll presubscribed calling with a single digit access code (1+), giving them dialing parity with the ILEC in that area. Commissions in several other states are considering how and when such authorization should be implemented. However, the 1996 Act prohibits states from ordering the implementation of new toll dialing parity until the earlier of (a) three years from the enactment of the 1996 Act or (b) such time as the Operating Telephone Company has qualified to provide in-region interLATA services.

    The 1996 Act permits the Holding Companies to offer interLATA toll service outside of the states containing their local wireline service territories. Holding Companies and other carriers have announced plans to compete for such interLATA toll service in BellSouth Telecommunications' territory. AT&T, MCI, Sprint and a number of other carriers, including other Holding Companies, currently provide toll services to BellSouth's local service customers.

DIRECTORY ADVERTISING AND PUBLISHING

    In BellSouth's advertising and publishing business, competition for advertising revenues has expanded. Many different media compete for advertising revenues, and some newspaper organizations and other companies have begun publishing their own directories. Competition for directory sales agency contracts for the sale of advertising in publications of nonaffiliated companies also continues to be strong. Directory listings are now offered in various media besides paper books, such as CD ROM, the Internet and other electronic databases through telephone company and third party networks. As such offerings expand and are enhanced through interactivity and other features, BellSouth will experience heightened competition in its directory advertising and publishing businesses. BellSouth has responded to the increased competition and its changing market environment with new directory products, product enhancements, multi-media delivery options, including Internet directory services, pricing changes, competitive advertising, local promotions, directory redeliveries and extended distributions.

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

    The FCC's PCS licensing process has created multiple new competitors for BellSouth's businesses. Licenses to provide PCS service have been won in auction by AT&T, Holding Company consortia and other large and well-capitalized entities. PCS competes or will compete with BellSouth's local wireline and wireless telephone businesses throughout BellSouth's service territories. Several competitive PCS systems are now operational in BellSouth's service territories. If all PCS licensees construct and operate wireless businesses, there could be six or more PCS systems operating in certain areas.

    BellSouth's international wireless operations are generally subject to competition from at least one other wireless service provider. These competing service providers are generally supported by partners who are at least as well-capitalized as BellSouth and its partners. In some cases, the competing provider is operated by the government-owned telephone company, which may have access to substantial financial resources. BellSouth believes that a number of these government-owned telephone companies will be privatized within the next few years, which may result in more formidable competition.

    The FCC has approved construction of enhanced specialized mobile radio
(ESMR) systems in many cities around the country. These digital mobile communications systems provide service very similar to cellular telephone service. There has been a consolidation of the licenses required to provide ESMR service, so that control of this business is concentrated in the hands of a few potential operators, giving them the ability to offer services like nationwide roaming.

    BellSouth's wireless data businesses experience competition from private and public wireless data networks, two-way paging networks, specialized mobile radio networks, cellular networks and PCS networks. The degree and type of competition vary from country to country. BellSouth's primary mobile data competitor is Motorola, Inc.'s ARDIS data messaging business. Certain of the Holding Companies and other carriers are developing competing mobile data offerings using Cellular Digital Packet Data (CDPD), a cellular-based system specifically designed for packet data applications and PCS-based services. Other wireless data competitors include GSM operators, which may offer an integrated packet data standard around the turn of the century.

BELLSOUTH COMPETITIVE STRATEGY

    BellSouth has developed three main strategies that govern its business decisions in the increasingly competitive telecommunications industry. First, BellSouth will strengthen its leadership position throughout its nine-state wireline service territory by (a) enhancing and building its brand strength and distribution channels; (b) providing full-service offerings including wireline and wireless, local and long distance, and video and Internet services; and (c) controlling costs. Second, BellSouth will continue to grow profitably its domestic wireless business by (a) deploying value-added products and services and competitive technology; (b) strengthening and expanding distribution channels, including joint marketing with BellSouth Telecommunications; and (c) expanding in-region wireless coverage through development of businesses covered by its PCS licenses. Third, BellSouth will continue to grow and develop its Latin American and other international operations.

    BellSouth markets all its services and products under the BellSouth brand name to give them a clear, consistent identity in the marketplace. BellSouth believes that its brand name is widely recognized and held in high esteem by its customers. A primary marketing strategy is to enhance the recognition and reputation of this mark throughout its service territory by jointly marketing all BellSouth services and products with special attention to each customer base. BellSouth's goal is for its brand name to become synonymous with quality service and state-of-the-art technology. Accordingly, significant increases in marketing and advertising costs have been and will be incurred. BellSouth advertises in the various media in its territory, in connection with major events, such as the Olympics, the Super Bowl, PGA golf tournaments and NASCAR events, and through its affiliation with several professional and collegiate sports organizations, which offer BellSouth a broader platform to showcase its products and services.

    WIRELINE TELECOMMUNICATIONS

    BellSouth Telecommunications has organized its marketing efforts to parallel its four major customer bases: consumer, small business, complex business and interconnection services (predominantly exchange access services.)

    A substantial portion of the growth in BellSouth Telecommunications' revenues from local service is derived from the sale of additional residential lines and optional calling services to its residential customers. These offerings are marketed in a variety of packages with varying pricing features that are designed to appeal to a wide range of BellSouth Telecommunications' residential customers. A substantial number of these sales are made by customer service representatives who are on call 24 hours a day, seven days a week, as they are contacted by subscribers on other matters.

    BellSouth Telecommunications' small business services are marketed by customer service representatives through varied pricing and service options. BellSouth Telecommunications' products and services, such as video conferencing, ISDN service and telecommunications equipment and systems, are also demonstrated and sold through marketing arrangements with retailers and other independent sales representatives.

    BellSouth Telecommunications markets highly specialized services and products to large and complex business customers. In addition to telephone lines, product and service offerings to these customers include Internet access, special networks, high-speed data transmission, business teleconferencing and industry-specific communications configurations.

    FCC rules require BellSouth to offer interconnection capabilities to CLECs. BellSouth Telecommunications already has many interconnection agreements in place and continues to negotiate more. To strengthen bonds with these customers, each customer has been assigned an account manager, and service centers have been established to handle unbundled network element and resale orders. Interconnection helps BellSouth Telecommunications open its markets to competition, which, among other things, can facilitate BellSouth's qualification to offer interLATA wireline service under provisions contained in the 1996 Act.

    BellSouth is considering offering bundled telecommunications services inside and outside the local wireline service territory of BellSouth Telecommunications through its own CLEC. Subject to regulatory approval in the states in which it intends to provide service, the BellSouth CLEC would have the same flexibility as other non-affiliated carriers to resell services provided by ILECs, including BellSouth Telecommunications and other telecommunications service providers.

    The marketing of many of BellSouth's nontraditional wireline services is enhanced by alliances with other service providers and suppliers. For instance, Netscape Communications Corporation provides BellSouth's Internet users with its Web browser, and persons who visit the Netscape Web site are offered a convenient way to sign up for BellSouth's Internet service. Additional arrangements with Yahoo! Inc. and Wired Ventures Limited further enhance BellSouth's Internet services marketing strategy.

    WIRELESS COMMUNICATIONS

    Many of BellSouth's other services and products, such as cellular and PCS services, including the long distance component of these wireless services, Internet services and video services, are sold by BellSouth Telecommunications' service representatives. In addition to utilizing BellSouth Telecommunications' distribution channels, BellSouth's wireless offerings are sold through company-owned stores and kiosks located in retail stores, such as Kroger and Wal-Mart. Retailers such as Radio Shack, Best Buy and Circuit City are also part of the wireless distribution channels. In addition, services and products are made available through BellSouth's home page on the Worldwide Web, through a telemarketing organization which contacts over 1 million potential customers each month and through a substantial direct sales force.

    BellSouth's PCS service in the Carolinas is also marketed through BellSouth's partners in that system, including Duke Power Company. BellSouth was the first operational PCS provider in this market, giving it a marketing advantage over other rivals who purchased PCS licenses covering the same territory. BellSouth's PCS service offers a number of packages of optional features with pricing enhancements intended to attract cellular customers from the incumbent cellular carriers in that territory.

    ADVERTISING AND PUBLISHING

    Advertising and publishing products are marketed to organizations and companies with unique directory needs. Export directories, a home improvement guide, a health and medical guide, consumer tips and a restaurant and entertainment guide are examples of such directories. Internet users in many markets have access to BellSouth Interactive Yellow Pages. Directories are also marketed to non-affiliated telephone companies.

    INTERNATIONAL TELECOMMUNICATIONS

    BellSouth currently has operations in Latin America, Europe and Asia-Pacific. Most of these operations consist of cellular and PCS services, and BellSouth seeks to expand the operations into new lines of business, where practicable. Such new lines of business include local exchange, long distance, Internet and other information services.

    During 1997, BellSouth acquired several existing operations in Latin America, and, with its consortium partners, won two licenses to provide cellular services in Sao Paulo, Brazil and a six-state region in northeast Brazil. With these additions, BellSouth now has operations in nine Latin American countries. To capitalize on its strong presence in the region, BellSouth has begun to market its services in several countries in the region under its brand name at local operations and is planning the future introduction of regional lines of business, such as roaming and long distance, using the BellSouth brand name. This transition is intended to maximize the value of BellSouth's brand name to its domestic and international businesses while benefitting from the strong market position created by the individual operating companies and partners.

    LONG DISTANCE

    In 1996, BellSouth began offering interLATA services to its wireless customers. At December 31, 1997, BellSouth had approximately 2.4 million wireless interLATA customers. Additionally, BellSouth has begun marketing 800 calling card services.

    BellSouth plans to begin offering interLATA wireline service to its residential and business customers in each of its in-region states as soon as the FCC approves its application for each state. The ability to offer interLATA wireline services is considered critical to BellSouth's competitive strategy as it opens its local service markets to competition.

    REGULATORY AND LEGISLATIVE CHANGES

    BellSouth's primary regulatory focus has been directed toward seeking the modification of the regulatory process to one that is more closely aligned with changing market conditions and overall public policy objectives. As an alternative to regulation of intrastate earnings, BellSouth has successfully sought price regulation, whereby prices of basic services are regulated and the pricing of other products and services are based on market factors. While price regulation plans do not provide for the direct recovery through basic service rates of cost increases or extraordinary expenses, they generally provide more flexibility to meet competitive pricing levels. BellSouth Telecommunications has price regulation plans implemented in all states in its wireline service territory except in Tennessee. The FCC also regulates BellSouth's interstate services using price regulation.

    NEW SERVICES

    The opening of BellSouth Telecommunications' local service markets to competition can allow BellSouth to qualify for entry into new business markets. While loss of local service customers and other risks associated with increased competition are inevitable, BellSouth will have the opportunity to offer interLATA wireline service under provisions contained in the 1996 Act. BellSouth believes that in order to remain competitive, it must aggressively pursue a corporate strategy of expanding its offerings beyond its traditional businesses and markets. These offerings include interLATA services, information services, video and Internet services. BellSouth has entered some of these businesses through investments in, strategic alliances with and acquisitions of established companies in such industries, and through the development of some of these services and capabilities internally. BellSouth has acquired several cable TV and wireless video rights, and has been providing both cable TV and wireless video services on a limited basis in certain metropolitan areas and is providing Internet access. BellSouth also intends to continue to pursue certain foreign telecommunications licenses as they are offered.

                            RESEARCH AND DEVELOPMENT

    BellSouth conducts its research and development activities internally and through external vendors, primarily Bell Communications Research, Inc. (Bellcore). Bellcore provides research and development and other services to BellSouth and the other Holding Companies. In November 1997, BellSouth completed the sale of its 14.3% interest in Bellcore to Science Applications International Corporation. BellSouth has contracted with Bellcore for ongoing support of engineering and systems. In addition, BellSouth is a member of the National Telecommunications Alliance, an organization which supports its commitment to national security and emergency preparedness.

                            LICENSES AND FRANCHISES

    BellSouth Telecommunications' local exchange business is typically provided under certificates of public convenience and necessity granted pursuant to state statutes and public interest findings of the various public utility commissions of the states in which BellSouth Telecommunications does business. These certificates provide for franchises of indefinite duration, subject to the maintenance of satisfactory service at reasonable rates.

    The domestic cellular, PCS and mobile data systems in which BellSouth has an interest are operated under licenses granted by the FCC. A carrier holding a license to provide cellular service in a territory has limited eligibility for PCS licensure covering the same territory. Prior approval of the FCC is required for the assignment of a license or the transfer of control of a license. The licenses are generally issued for up to 10-year periods. At the end of the license period, a renewal application must be filed. BellSouth believes renewal will generally be granted on a routine basis upon showing compliance with FCC regulations and continuing service to the public. Licenses may be revoked and license renewal applications may be denied for cause. With regard to cellular licenses, the FCC has established the procedures and standards for conducting comparative renewal proceedings, including the award of a "renewal expectancy" that effectively eliminates the need to consider competing applicants when the incumbent meets specified criteria.

    The wireless cable systems operate under licenses granted by the FCC for defined geographic areas. The licenses have been either purchased through FCC auction or through acquisition of existing businesses. Such licenses are generally granted for five to ten year periods. The licenses are not subject to automatic renewal but renewals are generally granted upon reapplication.

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

    BellSouth believes that it owns or has licenses to use all patents, copyrights, trademarks and other intellectual property necessary for it to conduct its present business operations. It is not anticipated that any of such property will be subject to expiration or non-renewal of rights that would materially and adversely affect BellSouth or its subsidiaries.

                                   EMPLOYEES

    At December 31, 1997, 1996 and 1995, BellSouth and its subsidiaries employed approximately 81,000, 81,200 and 87,600 persons, respectively. Of those totals, approximately 57,600, 62,400 and 68,600, respectively, were telephone employees of BellSouth Telecommunications. About 57% of BellSouth's employees at December 31, 1997 were represented by the Communications Workers of America (the CWA), which is affiliated with the AFL-CIO. BellSouth's and BellSouth Telecommunications' collective bargaining agreements with the CWA are scheduled to terminate on August 6, 1998. Negotiations with the CWA over the terms of new agreements will begin in early June 1998. The outcome of these negotiations cannot be determined at this time.

    During 1995, BellSouth Telecommunications completed a 1993 plan to reduce its work force by approximately 10,200 employees. Also during 1995, BellSouth Telecommunications announced a plan to further reduce its work force by approximately 11,300 employees by the end of 1997. BellSouth Telecommunications substantially completed the 1995 plan in 1997. (See "MD&A -- Results of Operations -- Operating Expenses -- Work Force Reduction Charge.")

    In 1997, BellSouth Telecommunications announced plans to outsource certain engineering functions, as well as its information technology operations and application development. Approximately 2,200 employees have left or will leave BellSouth Telecommunications in connection with these outsourcing efforts which are expected to be complete by the end of 1998. BellSouth Telecommunications has contracted with various entities to perform these outsourced functions. These contracts expire at various dates through 2008, are generally renewable, and are cancelable upon the payment of additional fees or for nonperformance. Future minimum payments for these contracts range from $465 million to $625 million annually over the next ten years and replace costs previously incurred for BellSouth Telecommunications' employees, facilities, equipment and other costs. BellSouth Telecommunications outsourced these functions to improve capabilities and cost effectiveness.

ITEM 2.  PROPERTIES

                                    GENERAL

    BellSouth's properties do not lend themselves to description by character or location of principal units. BellSouth's investment in property, plant and equipment, 89% of which is held by BellSouth Telecommunications, consisted of the following at December 31:

                                                                   1997   1996
                                                                   ----   ----
Outside plant....................................................   40%    42%
Central office equipment.........................................   35     35
Operating and other equipment....................................    9      8
Land and buildings...............................................    9      8
Furniture and fixtures...........................................    6      6
Plant under construction.........................................    1      1
                                                                   ----   ----
                                                                   100%   100%
                                                                   ----   ----
                                                                   ----   ----

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

    Substantially all of the installations of central office equipment for the wireline business are located in buildings and on land owned by BellSouth Telecommunications. Many garages, administrative and business offices and telephone service centers are in leased quarters. Most of the land and buildings associated with BellSouth's non-wireline businesses and administrative functions are leased.

    BellSouth Telecommunications' customers are now served by electronic switching systems and a digital network, which provides capabilities for BellSouth Telecommunications to furnish advanced data transmission and information management services. BellSouth is currently adding digital capabilities to its analog cellular systems utilizing TDMA digital technology.

                              CAPITAL EXPENDITURES

    Capital expenditures consist of gross additions to property, plant and equipment having an estimated service life of one year or more, plus the incidental costs of preparing the asset for its intended use.

    The total investment in property, plant and equipment has increased from $39.8 billion at January 1, 1993 to $53.8 billion at December 31, 1997, not including deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required to meet the demand for telecommunications services and to continually modernize and improve such services to meet competitive demands. Population and economic expansion is projected by BellSouth in certain growth centers within its nine-state area during the next five to ten years. Expansion of the network will be needed to accommodate such projected growth.

    BellSouth's capital expenditures for 1993 through 1997 were as follows:

                                                              MILLIONS
                                                              --------
1997........................................................   $ 4,858
1996........................................................     4,455
1995........................................................     4,203
1994........................................................     3,600
1993........................................................     3,486

    BellSouth projects capital expenditures of approximately $5.0 billion to $5.5 billion for 1998, consisting of $3.4 billion for BellSouth Telecommunications and $1.6 billion to $2.1 billion primarily for BellSouth's consolidated wireless and international businesses. A majority of the expenditures will be to expand, enhance and modernize its current wireline and domestic cellular operating systems, to develop international wireless and other businesses and for property additions to complete construction of PCS systems in the United States.

    In addition to its consolidated operations, BellSouth and various partners own licenses to operate wireless communications services in numerous foreign countries. BellSouth accounts for its investments in certain of these entities under the equity method of accounting. Accordingly, the capital expenditure requirements for those entities are not included in the above projection. In 1998, the most significant commitment to such operations is BellSouth's commitment to its Brazilian operations. BellSouth's share of projected license fee commitments and capital expenditure requirements for its Brazilian operations in 1998 is approximately $900 million.

    In 1997, BellSouth generated substantially all of its funds for capital expenditures internally and funds for its unconsolidated international investments through both internally generated funds and external sources. In 1998, projected capital expenditures and international investments are expected to be financed primarily through internally generated funds and, to the extent necessary, from external sources.

                             ENVIRONMENTAL MATTERS

    BellSouth is subject to a number of environmental matters as a result of its operations and the shared liability provisions related to the divestiture from AT&T. As a result, BellSouth expects that it will be required to expend funds to remedy certain facilities, including those Superfund sites for which BellSouth has been named as a potentially responsible party, for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance. At December 31, 1997, BellSouth's recorded liability, related primarily to remediation of these sites, was approximately $31 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    No matter was submitted to a vote of shareholders in the fourth quarter of the fiscal year ended December 31, 1997.

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

PREFERRED STOCK PURCHASE RIGHTS

    The Board has declared a dividend of one preferred stock purchase right (Right) for each share of Common Stock from time to time outstanding. Under certain circumstances, each Right will entitle the holder to purchase one one-hundredth of a share of Series A Preferred Stock, $1.00 par value (Common Equivalent Preferred Stock), which unit is substantially equivalent in voting and dividend rights to one whole share of the Common Stock, at a price of $87.50 per one-hundredth of a share of Common Equivalent Preferred Stock (the Purchase Price). The Rights are not presently exercisable and may be exercised only if a person or group acquires 10% of the outstanding voting stock of BellSouth without the prior approval of the Board (Acquiring Person) or announces a tender or exchange offer that would result in ownership of 25% or more of the Common Stock.

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

BOARD CLASSIFICATION; REMOVAL OF DIRECTORS

    Board classification provisions adopted by the shareholders and contained in the By-laws prescribe a shareholder vote for approximately one-third of the directors, instead of all directors, at each annual meeting of shareholders for a three-year term. Additionally, such provisions provide that shareholders may remove directors from office only for cause, amend the By-laws with respect to the number of directors or amend the board classification provisions only by the affirmative vote of the holders of at least 75% of the outstanding shares entitled to vote for the election of directors.

LIMITATION ON SHAREHOLDERS' PROCEEDINGS

    BellSouth's By-laws require 75 days advance notice of shareholder nominations for directors and of other matters to be brought before annual shareholders' meetings. Such By-laws also provide that a special shareholders' meeting may not be called by fewer than three-quarters of the outstanding shares entitled to vote at the meeting.

                            ------------------------

    The provisions discussed under the five preceding sub-headings and the ability to issue Preferred Stock, such as the Series A Preferred Stock described above, with characteristics established by the Board and without the consent of the holders of Common Stock and the ability to issue additional shares of Common Stock may have the effect of discouraging takeover attempts and may also have the effect of maintaining the position of incumbent management. In addition, these provisions may have a significant effect on the ability of shareholders of BellSouth to benefit from certain kinds of transactions that may be opposed by the incumbent Board.

                               EXECUTIVE OFFICERS

    The executive officers of BellSouth Corporation are listed below:

                                                                                                        THIS
                                                                                              OFFICER  OFFICE
          NAME             AGE                             OFFICE                              SINCE   SINCE
-------------------------  ---  ------------------------------------------------------------  -------  ------
F. Duane Ackerman           55  Chairman of the Board, President and Chief Executive Officer     1983    1997
Walter H. Alford*           59  Executive Vice President and Senior General Counsel              1983    1998
Richard A. Anderson         40  Group President -- Complex Business Services                     1993    1998
C. Sidney Boren             54  Executive Staff Officer                                          1984    1997
Robert L. Capell, III       50  Senior Vice President -- Advanced Data Networks                  1995    1998
Keith O. Cowan              41  Vice President -- Corporate Development                          1996    1996
Mark E. Droege              44  Vice President -- Financial Management and Treasurer             1996    1996
Jere A. Drummond            58  President and Chief Executive Officer -- BellSouth               1983    1998
                                 Communications Group
Ronald M. Dykes             51  Executive Vice President and Chief Financial Officer             1988    1995
John R. Gunter*             56  Vice President -- Network Strategies                             1988    1998
Phil S. Jacobs              48  Senior Vice President -- Managed Network Solutions and           1993    1998
                                 President BellSouth BSE, Inc.
David J. Markey             57  Vice President -- Governmental Affairs                           1986    1993
Charles C. Miller, III      45  President -- International                                       1990    1995
Charles R. Morgan           51  Executive Vice President and General Counsel                     1998    1998
William C. Pate             38  Vice President -- Advertising and Public Relations               1997    1997
William F. Reddersen        51  Group President -- Value Added Networks                          1987    1998
John G. Robinson            35  Vice President -- Strategic Management                           1997    1998
W. Patrick Shannon          35  Vice President and Controller                                    1997    1997
Richard D. Sibbernsen       51  Vice President -- Human Resources                                1997    1997
Arlen G. Yokley             60  Senior Vice President -- Corporate Compliance and Corporate      1984    1996
                                 Secretary

    The following officers of the companies indicated may be deemed to be executive officers of BellSouth Corporation:

Charles B. Coe              50  President -- BellSouth Telecommunications                        1988    1998

Earle Mauldin               57  President and Chief Executive Officer -- BellSouth               1987    1995
                                 Enterprises, Inc.

    All of the executive officers of BellSouth, other than Mr. Cowan, Mr. Morgan, Mr. Pate, Mr. Robinson, Mr. Shannon and Mr. Sibbernsen have for at least the past five years held high level management or executive positions with BellSouth or its subsidiaries. Mr. Cowan was a partner at the law firm of Alston &
------------------------

* Messrs. Alford and Gunter have announced their plans to retire from BellSouth effective April 1, 1998 and during the summer of 1998, respectively. Prior to becoming Executive Vice President and Senior General Counsel in February 1998, Mr. Alford had been Executive Vice President and General Counsel since 1988.

Bird before joining BellSouth in 1996. Prior to joining BellSouth in February 1998, Mr. Morgan was a partner with Mayer, Brown & Platt, a Chicago-based international law firm, and prior to that was Vice President, General Counsel and Secretary of Chiquita Brands International, Inc. Mr. Pate, prior to joining BellSouth in 1996, was employed by MCI where he was responsible for that company's domestic and international advertising. Prior to joining BellSouth in 1993, Mr. Robinson held the position of Senior Engagement Manager with McKinsey & Company. Prior to joining BellSouth in 1997, Mr. Shannon was employed by USWest, Inc. as Chief Financial Officer of MediaOne, a company that provides cable TV services. In 1997, Mr. Sibbernsen joined BellSouth from TNT Limited, a worldwide transportation company where he was head of corporate human resources and responsible for that company's global human resources strategies and programs.

    All officers serve until their successors have been elected and qualified.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The principal market for trading in BellSouth Common Stock is the New York Stock Exchange, Inc. (NYSE). BellSouth Common Stock is also listed on the Boston, Chicago, Pacific and Philadelphia exchanges in the United States and the London, Frankfurt, Amsterdam and Swiss exchanges. The ticker symbol for BellSouth Common Stock is BLS. At February 2, 1998, there were 1,023,757 holders of record of BellSouth Common Stock. The market price and dividend information listed below has been adjusted for the two-for-one stock split effective in November 1995. Market price data were obtained from the NYSE Composite Tape, which encompasses trading on the principal United States stock exchanges as well as off-board trading. High and low prices represent the highest and lowest sales prices for the periods indicated.

                                                                                     MARKET PRICES      PER SHARE
                                                                                   ------------------   DIVIDENDS
                                                                                    HIGH        LOW      DECLARED
                                                                                   -------    -------   ----------
1997
First Quarter...................................................................   $47 5/8    $38 1/8   $     .36
Second Quarter..................................................................    48 5/8     39 3/8         .36
Third Quarter...................................................................    49         43 5/16        .36
Fourth Quarter..................................................................    58 1/8     45 1/4         .36

1996
First Quarter...................................................................   $45 7/8    $36       $     .36
Second Quarter..................................................................    42 3/8     35 1/4         .36
Third Quarter...................................................................    43 3/8     35 1/4         .36
Fourth Quarter..................................................................    44         36 1/4         .36

1995
First Quarter...................................................................   $30 3/8    $26 7/8   $     .345
Second Quarter..................................................................    32 1/4     29 1/8         .345
Third Quarter...................................................................    36 7/8     31             .36
Fourth Quarter..................................................................    43 7/8     36 3/8         .36

STOCK TRANSFER AGENT AND REGISTRAR

    ChaseMellon Shareholder Services, L.L.C. is BellSouth's stock transfer agent and registrar.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                      1997        1996       1995       1994       1993
                                                    ---------   --------   --------   --------   --------
Operating Revenues................................  $20,561     $19,040    $17,886    $16,845    $15,880
Operating Expenses (1)............................   15,185      14,261     14,594     12,787     13,593
                                                    ---------   --------   --------   --------   --------
Operating Income..................................    5,376       4,779      3,292      4,058      2,287
Interest Expense..................................      761         721        724        666        689
Gain on Sales of Operations (2)...................      787         442         --         --         --
Other Income, net.................................       19         108         20         11          8
                                                    ---------   --------   --------   --------   --------
Income Before Income Taxes, Extraordinary Losses
 and Accounting Change............................    5,421       4,608      2,588      3,403      1,606
Provision for Income Taxes........................    2,151       1,745      1,024      1,243        572
                                                    ---------   --------   --------   --------   --------
Income Before Extraordinary Losses and Accounting
 Change...........................................    3,270       2,863      1,564      2,160      1,034
Extraordinary Losses, net of tax (3)..............       (9)         --     (2,796)        --        (87)
Accounting Change, net of tax.....................       --          --         --         --        (67)
                                                    ---------   --------   --------   --------   --------
  Net Income (Loss)...............................  $ 3,261     $ 2,863    $(1,232)   $ 2,160    $   880
                                                    ---------   --------   --------   --------   --------
                                                    ---------   --------   --------   --------   --------
Earnings (Loss) Per Share(4):
BASIC:
  Income Before Extraordinary Losses and
  Accounting Change...............................  $  3.30     $  2.88    $  1.57    $  2.18    $  1.04
  Extraordinary Losses, net of tax (3)............     (.01)         --      (2.81)        --       (.09)
  Accounting Change, net of tax...................       --          --         --         --       (.06)
                                                    ---------   --------   --------   --------   --------
  Net Income (Loss)...............................  $  3.29     $  2.88    $ (1.24)   $  2.18    $   .89
                                                    ---------   --------   --------   --------   --------
                                                    ---------   --------   --------   --------   --------
DILUTED:
  Income Before Extraordinary Losses and
  Accounting Change...............................  $  3.29     $  2.87    $  1.57    $  2.18    $  1.04
  Extraordinary Losses, net of tax (3)............     (.01)         --      (2.81)        --       (.09)
  Accounting Change, net of tax...................       --          --         --         --       (.06)
                                                    ---------   --------   --------   --------   --------
  Net Income (Loss)...............................  $  3.28     $  2.87    $ (1.24)   $  2.18    $   .89
                                                    ---------   --------   --------   --------   --------
                                                    ---------   --------   --------   --------   --------
Dividends Declared Per Common Share...............  $  1.44     $  1.44    $  1.41    $  1.38    $  1.38
Book Value Per Share..............................  $ 15.29     $ 13.37    $ 11.90    $ 14.48    $ 13.60
Return to Average Common Equity...................     22.8%       22.4%      (9.2%)     15.4%       6.3%
Weighted-Average Common Shares Outstanding:
  Basic...........................................      992         994        993        992        991
  Diluted.........................................      995         996        994        993        992
Return on Average Total Capital...................     15.8%       15.0%      (2.7%)     11.5%       6.1%
Total Assets......................................  $36,301     $32,568    $31,880    $34,397    $32,873
Capital Expenditures..............................  $ 4,858     $ 4,455    $ 4,203    $ 3,600    $ 3,486
Long-Term Debt....................................  $ 7,348     $ 8,116    $ 7,924    $ 7,435    $ 7,381
Debt Ratio at End of Period (5)...................     42.1%       43.5%      46.7%      39.3%      40.2%
Ratio of Earnings to Fixed Charges................     7.17        6.55       4.24       5.34       2.98
Total Employees...................................   81,000      81,241     87,571     92,121     95,084
Telephone Employees (6)...........................   57,619      62,425     68,585     73,764     77,958
Telephone Employees per 10,000 Access Lines.......     24.8        28.2       32.5       36.5       40.3
Business Volumes: (7)
  Network Access Lines in Service (thousands).....   23,201      22,135     21,133     20,220     19,333
  Access Minutes of Use (millions):
    Interstate....................................   73,634      67,690     62,411     57,778     53,345
    Intrastate....................................   23,472      21,171     19,197     16,888     15,261
  Toll Messages (millions)........................      894       1,023      1,374      1,559      1,511
  Cellular Customers (thousands): (8)
    Domestic......................................    4,105       3,612      2,847      2,156      1,559
    International.................................    1,882       1,244        655        361        192
                                                    ---------   --------   --------   --------   --------
      Total Cellular Customers....................    5,987       4,856      3,502      2,517      1,751
                                                    ---------   --------   --------   --------   --------
                                                    ---------   --------   --------   --------   --------
  PCS Customers (thousands): (8)..................       88          31         --         --         --

------------------------------
(1) Operating Expenses for 1995 include a work force reduction charge of $1,082, which reduced net income by $663. See Note L to the Consolidated Financial Statements. Operating Expenses for 1993 include a charge for restructuring of $1,136, which reduced net income by $697.
(2) For 1997, represents the pretax gains on the sale of Optus Communications and ITT World Directories, Inc. The pretax gains on such sales were $578 ($352 after tax) and $209 ($128 after tax), respectively. For 1996, represents the pretax gain on the sale of BellSouth's paging business of $442 ($344 after tax). See Note B to the Consolidated Financial Statements.
(3) For 1997, reflects charges related to the extinguishment of long-term debt issues. For 1995, reflects charges of $2,718 ($2.73 per share) for the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," and $78 ($.08 per share) related to the refinancing of long-term debt issues. See Notes E and M to the Consolidated Financial Statements.
(4) Earnings per share amounts for all periods presented have been restated to conform with the provisions of Statement of Financial Accounting Standards
    (SFAS) No. 128, "Earnings per Share".
(5) The debt ratio at December 31, 1995 has been adjusted to exclude $485 of debentures redeemed in January 1996.
(6) Telephone employees exclude those employees in BellSouth Telecommunications' subsidiaries which are unrelated to telephone operations.
(7) Prior period operating data are revised at later dates to reflect the most current information. The above information reflects the latest data available for the periods indicated.
(8) Calculated on the equity basis, which includes customers served based on BellSouth's ownership percentage in all markets served.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    BellSouth Corporation (BellSouth) is a holding company headquartered in Atlanta, Georgia whose operating telephone company subsidiary, BellSouth Telecommunications, Inc. (BellSouth Telecommunications) serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides (i) local exchange service and toll communications services within geographic areas, called Local Access and Transport Areas (LATAs), and
(ii) exchange access services to enable interLATA communications using the long-distance facilities of Interexchange Carriers. Through subsidiaries, other telecommunications services and products are provided primarily within the nine-state BellSouth Telecommunications region. BellSouth Enterprises, Inc. (BellSouth Enterprises), another wholly-owned subsidiary, owns businesses providing wireless and international communications services and advertising and publishing products.

    Approximately 67%, 70% and 70% of BellSouth's Total Operating Revenues for the years ended December 31, 1997, 1996 and 1995, respectively, were from network and related services provided by BellSouth Telecommunications. Charges for local, access and toll services for the year ended December 31, 1997 accounted for approximately 62%, 33% and 5%, respectively, of the network and related revenues discussed above. Revenues from wireless communications services and from directory advertising and publishing services accounted for approximately 17% and 9%, respectively, of Total Operating Revenues for the year ended December 31, 1997. The remainder of such revenues was derived principally from sales and maintenance of customer premises equipment and other nonregulated services provided by BellSouth Telecommunications.

RESULTS OF OPERATIONS

                                                                          PERCENT CHANGE
                                                                         ----------------
                                                                          1997     1996
                                                                           VS.      VS.
                                              1997     1996      1995     1996     1995
                                             -------  -------  --------  -------  -------
Income Before Extraordinary Losses.........  $ 3,270  $ 2,863  $  1,564    14.2%    83.1%
Extraordinary Loss for Discontinuance of
 SFAS No. 71, net of tax...................       --       --   (2,718)       --       --
Extraordinary Loss on Early Extinguishment
 of Debt,
 net of tax................................       (9)      --      (78)       --       --
                                             -------  -------  --------
Net Income (Loss)..........................  $ 3,261  $ 2,863  $(1,232)    13.9%       --
                                             -------  -------  --------
                                             -------  -------  --------

Earnings (Loss) Per Share:

                                                                          PERCENT CHANGE
                                                                         ----------------
                                                                          1997     1996
                                                                           VS.      VS.
                                              1997     1996      1995     1996     1995
                                             -------  -------  --------  -------  -------
Basic:

Income Before Extraordinary Losses.........  $  3.30  $  2.88  $   1.57    14.6%    83.4%
Extraordinary Loss for
 Discontinuance of SFAS No. 71,
 net of tax................................       --       --    (2.73)       --       --
Extraordinary Loss on Early
 Extinguishment of Debt,
 net of tax................................     (.01)      --     (.08)       --       --
                                             -------  -------  --------
Earnings (Loss) Per Share..................  $  3.29  $  2.88  $ (1.24)    14.2%       --
                                             -------  -------  --------
                                             -------  -------  --------

Diluted:

Income Before Extraordinary Losses.........  $  3.29  $  2.87  $   1.57    14.6%    82.8%
Extraordinary Loss for
 Discontinuance of SFAS No. 71,
 net of tax................................       --       --    (2.73)       --       --
Extraordinary Loss on Early
 Extinguishment of Debt,
 net of tax................................     (.01)      --     (.08)       --       --
                                             -------  -------  --------
Earnings (Loss) Per Share..................  $  3.28  $  2.87  $ (1.24)    14.3%       --
                                             -------  -------  --------
                                             -------  -------  --------

    For a discussion of the extraordinary losses in 1997 and 1995, see "Extraordinary Losses" below.

    Income Before Extraordinary Losses for 1997 increased $407 (14.2%), and basic earnings per share increased $.42 (14.6%) compared to 1996. The increases were primarily attributable to the after-tax gains on the sale in 1997 of Optus Communications ($352) and ITT World Directories ($128) (See Note B to the Consolidated Financial Statements). In addition, the increases were due to continued strong growth in key business volumes and expense savings due to employee reductions under BellSouth Telecommunications' work force reduction plan initiated in 1995. The increases were partially offset by the $344 after-tax gain on the sale of BellSouth's paging business during the first quarter of 1996. The increases were further offset by an after-tax charge of $47 related to a regulatory settlement in South Carolina during the second quarter of 1997.

    Income Before Extraordinary Losses for 1996 increased $1,299 (83.1%), and basic earnings per share increased $1.31 (83.4%) compared to 1995. The increases were primarily attributable to the effect of an after-tax work force reduction charge in 1995 of $663. For a discussion of such charge, see "Operating Expenses -- Work Force Reduction Charge" below. Also contributing to the increases were the $344 after-tax gain on sale of BellSouth's paging business (see Note B to the Consolidated Financial Statements) as well as growth in key business volumes, driven by continued growth of access lines and the cellular customer base and cost control measures at BellSouth Telecommunications, including salary and wage savings attributable to the work force reduction and restructuring plans initiated in 1995 and 1993, respectively.

VOLUMES OF BUSINESS

    Network Access Lines in Service at December 31 (thousands):

                                                                                PERCENT CHANGE
                                                                            ----------------------
                                                                             1997 VS.    1996 VS.
                                             1997       1996       1995        1996        1995
                                           ---------  ---------  ---------  ----------  ----------
By Type:
  Residence..............................     15,841     15,140     14,653       4.6%        3.3%
  Business...............................      7,088      6,732      6,225       5.3         8.1
  Other..................................        272        263        255       3.4         3.1
                                           ---------  ---------  ---------
    Total Access Lines...................     23,201     22,135     21,133       4.8         4.7
                                           ---------  ---------  ---------
                                           ---------  ---------  ---------
By State:
  Florida................................      6,237      5,899      5,597       5.7         5.4
  Georgia................................      3,990      3,772      3,550       5.8         6.3
  Tennessee..............................      2,623      2,544      2,435       3.1         4.5
  North Carolina.........................      2,337      2,213      2,101       5.6         5.3
  Louisiana..............................      2,267      2,178      2,108       4.1         3.3
  Alabama................................      1,928      1,857      1,792       3.8         3.6
  South Carolina.........................      1,404      1,344      1,292       4.5         4.0
  Mississippi............................      1,238      1,193      1,158       3.8         3.0
  Kentucky...............................      1,177      1,135      1,100       3.7         3.2
                                           ---------  ---------  ---------
    Total Access Lines...................     23,201     22,135     21,133       4.8         4.7
                                           ---------  ---------  ---------
                                           ---------  ---------  ---------

    The total number of access lines in service increased by approximately 1,066,000 (4.8%) to 23,201,000 since December 31, 1996, compared to a 4.7% rate of increase in 1996. Business and residence access lines increased by 5.3% and 4.6%, respectively, compared to growth rates of 8.1% and 3.3% in 1996. The decrease in the growth rate for business lines was primarily due to the migration of business customers from traditional business line services to high-capacity service arrangements which are not included in business access line counts. To a lesser degree, the growth rate for business lines was also affected by the increased presence of facilities-based competition. Many residential customers order additional access lines for home office purposes, access to on-line computer services and children's phones. The number of such additional residence lines, included in total residence lines, increased by 328,000 (21.1%) to 1,884,000 and accounted for 46.8% and 30.8% of the overall increase in residence access lines and total access lines, respectively, since December 31, 1996. The growth in all categories of access lines continues to reflect economic improvement in the southeast and successful marketing programs.

    Access Minutes of Use (millions):

                                                                                  PERCENT CHANGE
                                                                            --------------------------
                                                                              1997 VS.      1996 VS.
                                             1997       1996       1995         1996          1995
                                           ---------  ---------  ---------  ------------  ------------
Interstate...............................     73,634     67,690     62,411         8.8%          8.5%
Intrastate...............................     23,472     21,171     19,197        10.9          10.3
                                           ---------  ---------  ---------
  Total Access Minutes of Use............     97,106     88,861     81,608         9.3           8.9
                                           ---------  ---------  ---------
                                           ---------  ---------  ---------

    Access minutes of use represent the volume of traffic carried by Interexchange Carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. In 1997, total access minutes of use increased by 8,245 million (9.3%) compared to an increase of 8.9% in 1996. The increases in access minutes of use were primarily attributable to access line growth, promotions by the Interexchange Carriers and intraLATA toll competition (which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities.) The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of Interexchange Carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high-capacity services.

                                                                                                PERCENT CHANGE
                                                                                          --------------------------
                                                                                            1997 VS.      1996 VS.
                                                           1997       1996       1995         1996          1995
                                                         ---------  ---------  ---------  ------------  ------------
Toll Messages (millions)...............................        894      1,023      1,374       (12.6%)       (25.5%)

    Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. Toll messages decreased by 129 million (12.6%) in 1997 compared to a decrease of 25.5% in 1996. The decrease in 1997 was primarily attributable to continued competition from Interexchange Carriers in the intraLATA toll market as well as the continuing expansion of local area calling plans (LACPs). Some effects of competition and the expansion of LACPs result in the transfer of calls from toll to the access and local service categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates. Competition from the Interexchange Carriers in the intraLATA toll market will adversely impact future toll message volumes.

    Cellular and personal communications service (PCS) customers served at December 31 (equity basis) (thousands):

                                                                                               PERCENT CHANGE
                                                                                          ------------------------
                                                                                           1997 VS.     1996 VS.
                                                           1997       1996       1995        1996         1995
                                                         ---------  ---------  ---------  -----------  -----------
Domestic Cellular......................................      4,105      3,612      2,847       13.6%          26.9%
International Cellular(a)..............................      1,882      1,244        655       51.3           89.9
PCS (service initiated mid-1996).......................         88         31         --          --          --

------------------------

     (a) Excluding the customers of Optus Communications from all periods, the number of international cellular customers (equity-weighted) increased by 971 (106.6%) and 477 (109.9%), respectively, for the years ended December 31, 1997 and 1996.

    Domestic cellular customers (equity-weighted) increased by 493,000 (13.6%) since December 31, 1996. The moderation in the customer growth rate reflects the impact of increased competition. BellSouth's penetration rate (number of equity-basis customers as a percentage of the equity-basis population in the service territory) increased from 8.9% at December 31, 1996 to 10.2% at December 31, 1997. While total minutes of use have continued to increase, average minutes of use per cellular customer declined due to the continuing trends of increased penetration into lower-usage market segments and increased competition for high-usage customers. BellSouth expects these trends to continue.

    International cellular customers increased by 638,000 (51.3%) since December 31, 1996 to 1,882,000. Such growth reflects increased demand for wireless services in the international markets which BellSouth serves and the impact of the acquisitions of cellular properties in Nicaragua, Ecuador and Peru, partially offset by the sale of Optus Communications. Growth in total minutes of use for international cellular properties remained strong, primarily due to demand stimulated by market-driven pricing programs, enhanced services and underdeveloped land-line service. However, average minutes of use per international customer declined due to the addition of customers in lower-usage market segments.

    Domestic PCS customers (equity-weighted) totaled 88,000 at December 31, 1997 compared to 31,000 customers at December 31, 1996.

OPERATING REVENUES

    For a discussion of the impact of local service competition on revenues and volumes of business, see "Operating Environment and Trends of the Business."

    Total Operating Revenues increased $1,521 (8.0%) in 1997 compared to an increase of $1,154 (6.5%) during 1996. The increases resulted primarily from significant increases in revenues from the wireless communications businesses coupled with growth in revenues from BellSouth's wireline telephone business. In addition, revenues were positively impacted by the consolidation of certain of BellSouth's international operations ($122) that had previously been accounted for under the equity method and included in Other Income, net. Such increases were partially offset by a $72 reduction of revenues related to a regulatory settlement in South Carolina. The increase in 1996 was partially offset by the effect of the January 1996 sale of BellSouth's paging business. Excluding paging revenues in 1995, Total Operating Revenues increased $1,503 (8.6%) in 1996.

    The components of Total Operating Revenues were as follows:

                                                                                      PERCENT CHANGE
                                                                                  ----------------------
                                                                                   1997 VS.    1996 VS.
                                                 1997       1996        1995         1996        1995
                                               ---------  ---------  -----------  ----------  ----------
Local Service................................  $   8,499  $   8,082  $     7,294        5.2%       10.8%
Interstate Access............................      3,673      3,553        3,275        3.4         8.5
Intrastate Access............................        810        812          884       (0.2)       (8.1)
Toll.........................................        734        794        1,009       (7.6)      (21.3)
Wireless Communications......................      3,555      2,799        2,592       27.0         8.0
Directory Advertising and Publishing.........      1,934      1,742        1,677       11.0         3.9
Other Services...............................      1,356      1,258        1,155        7.8         8.9
                                               ---------  ---------  -----------
  Total Operating Revenues...................  $  20,561  $  19,040  $    17,886        8.0         6.5
                                               ---------  ---------  -----------
                                               ---------  ---------  -----------

    LOCAL SERVICE revenues reflect amounts billed to customers for local exchange services, which include connection to the network and optional services, such as custom calling features. Local Service revenues for 1997 increased $417 (5.2%) compared to an increase of $788 (10.8%) in 1996.

    The increase in 1997 was due primarily to a 4.8% growth in access lines since December 31, 1996. Also contributing was an increase of $241 due to higher customer demand for optional services. Such increases were partially offset by rate impacts which reduced revenues by $252 primarily due to revenue sharing accruals recorded in 1997 and a non-recurring revenue reduction of $64 related to the local service portion of the regulatory settlement in South Carolina.

    The increase in 1996 was due primarily to a 4.7% growth in access lines since December 31, 1995. Also contributing were an increase of $251 due to higher customer demand for optional services and net rate increases of $88, which include benefits related to the effects of expanded LACPs.

    INTERSTATE ACCESS revenues result from the provision of access services to Interexchange Carriers to provide telecommunications services between states and from end-user charges collected from residential and business customers. Interstate Access revenues increased $120 (3.4%) in 1997 compared to an increase of $278 (8.5%) in 1996.

    The increase for 1997 was attributable primarily to growth in minutes of use of 8.8%, an increase of $97 due to higher demand for special access services and an increase in end-user charges of $99 attributable to growth in the number of access lines. Such increases were partially offset by rate reductions which decreased revenues by $161 since December 31, 1996.

    The 1996 increase was due primarily to growth in minutes of use of 8.5%, an increase of $69 due to higher demand for special access services and an increase in end-user charges of $58 attributable to growth in the number of access lines in service. Such increases were offset by net rate reductions since December 31, 1995 of $25.

    INTRASTATE ACCESS revenues result from the provision of access services to Interexchange Carriers which provide telecommunications services between LATAs within a state. In 1997, Intrastate Access revenues decreased $2 (0.2%) compared to a decrease of $72 (8.1%) in 1996.

    The decreases for 1997 and 1996 were due primarily to rate reductions of $82 and $160, respectively, partially offset by growth in minutes of use of 10.9% and 10.3%, respectively.

    TOLL revenues are received from the provision of long distance services within (but not between) LATAs. These services include intraLATA service beyond the local calling area; Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand; and special services, such as transport of voice, data and video. Toll revenues decreased $60 (7.6%) in 1997 compared to a decrease of $215 (21.3%) in 1996.

    The decrease for 1997 was primarily attributable to continuing competition from Interexchange Carriers in the intraLATA toll market as well as the continuing expansion of LACPs, the effect of which reduced toll messages by 12.6%. The decrease was partially offset by $62 related to revenues from Interexchange Carriers beginning in the second quarter of 1997 for toll messages originating on BellSouth Telecommunications' public telephones.

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

    WIRELESS COMMUNICATIONS revenues include revenues from the domestic and international cellular communications and PCS businesses as well as revenues from interconnections by unaffiliated cellular and PCS carriers with BellSouth Telecommunications' network. (BellSouth's interests in the net income or loss of the unconsolidated wireless businesses within BellSouth Enterprises, which are accounted for under the equity method of accounting, are recorded in Other Income, net.)

    Wireless Communications revenues increased $756 (27.0%) in 1997 compared to an increase of $207 (8.0%) in 1996. The 1997 increase includes revenues from certain of BellSouth's international operations which had previously been accounted for under the equity method and were consolidated for the first time in 1997. Excluding those revenues, Wireless Communications revenues would have increased approximately 22.7%. The 1996 increase was partially offset by the effect of the January 1996 sale of BellSouth's paging business. Revenues from such paging services were $349 in 1995. Excluding such paging revenues in 1995, Wireless Communications revenues increased 24.8% in 1996. The increases for both years as adjusted were primarily attributable to continued growth of the customer bases in domestic and international wireless markets.

    The number of BellSouth's proportional domestic cellular customers has grown by 13.6%, 26.9% and 32.1%, and its proportional domestic cellular revenues have grown by 9.0%, 22.5% and 28.9% for the years ended December 31, 1997, 1996 and 1995, respectively. Its penetration rate has grown to 10.2% at December 31, 1997 from 8.9% and 7.1% at December 31, 1996 and 1995, respectively. Such customer and revenue growth rates are likely to continue declining, reflecting increasing penetration rates and competition for wireless customers by additional PCS carriers. (See "Operating Environment and Trends of the Business -- Wireless Service Competition.")

    DIRECTORY ADVERTISING AND PUBLISHING revenues include revenues derived from publishing, printing and selling advertising in, and performing related services concerning, alphabetical and classified telephone directories. Directory Advertising and Publishing revenues increased $192 (11.0%) in 1997 compared to a $65 (3.9%) increase in 1996.

    The increase for 1997 primarily reflects volume growth, price increases and the reclassification to Operating Expenses of commissions associated with national accounts which had previously reduced revenues. The revenue growth rate associated with increases in volume and pricing for 1997 was 6.7%.

    The increase for 1996 was primarily due to increases in the volume and prices of advertising sold. The increase was partially offset by the effect of BellSouth Telecommunications' adoption of issue basis accounting for directory revenues, which increased revenues in 1995 by $41, in connection with the discontinuance of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." See Note M to the Consolidated Financial Statements.

    OTHER SERVICES revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services and other nonregulated services (primarily inside wire, billing and collection and voice messaging services) offered by BellSouth Telecommunications. Other Services revenues increased $98 (7.8%) in 1997 compared to an increase of $103 (8.9%) in 1996.

    The increase for 1997 reflects increased demand and prices for nonregulated services and higher billing-related fees at BellSouth Telecommunications totaling $138. The increase was partially offset by the effect in 1996 of positive rate impacts and the sale of a subsidiary which performed computer maintenance.

    The 1996 increase was primarily attributable to higher demand and prices for nonregulated services, product sales and fees totaling $132. In addition, the increase was also due to incremental rate impacts related to potential sharing under certain state regulatory plans. The increase was partially offset by the sale in 1996 of a subsidiary which performed computer maintenance.

OPERATING EXPENSES

    Total Operating Expenses increased $924 (6.5%) in 1997 compared to a decrease of $333 (2.3%) in 1996. The 1997 increase was primarily attributable to growth within BellSouth's domestic and international cellular businesses, as well as increases associated with the initiation of PCS service. The 1997 increase also includes expenses from certain international operations which had previously been accounted for under the equity method of accounting and which were consolidated for the first time in 1997. Excluding the effect of such international operations, Total Operating Expenses increased approximately 5.7% in 1997. The decrease in 1996 was primarily attributable to the effects of the 1995 work force reduction charge of $1,082 and the sale of BellSouth's paging business in January 1996. Excluding these effects, Total Operating Expenses increased $1,049 (7.9%) in 1996. The components of Total Operating Expenses were as follows:

                                                                                       PERCENT CHANGE
                                                                                  ------------------------
                                                                                    1997 VS     1996 VS.
                                                   1997       1996       1995        1996         1995
                                                 ---------  ---------  ---------  -----------  -----------
Depreciation and Amortization..................  $   3,964  $   3,719  $   3,455         6.6%         7.6%
                                                 ---------  ---------  ---------
Other Operating Expenses:
  Cost of Services and Products................      6,254      6,072      6,184         3.0         (1.8)
  Selling, General and Administrative..........      4,967      4,470      3,873        11.1         15.4
                                                 ---------  ---------  ---------
                                                    11,221     10,542     10,057         6.4          4.8
                                                 ---------  ---------  ---------
    Subtotal...................................     15,185     14,261     13,512         6.5          5.5
Work Force Reduction Charge....................         --         --      1,082          --           --
                                                 ---------  ---------  ---------
    Total Operating Expenses...................  $  15,185  $  14,261  $  14,594         6.5         (2.3)
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------

    DEPRECIATION AND AMORTIZATION increased $245 (6.6%) in 1997 compared to a $264 (7.6%) increase in 1996.

    The 1997 increase was due primarily to higher levels of property, plant and equipment since December 31, 1996 resulting from continued growth in the customer base for wireless and wireline services and continued modernization of the networks.

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

    Other Operating Expenses increased $679 (6.4%) in 1997 compared to an increase of $485 (4.8%) in 1996. The increases for 1997 and 1996 were primarily related to growth in the wireless and wireline businesses. The increase for 1996 was partially offset by the effect of the January 1996 sale of BellSouth's paging business. Excluding such paging-related expenses in 1995, Other Operating Expenses increased $741 (7.6%) in 1996.

    The 1997 increase was due primarily to increased expenses of $149 and $277 related to the domestic and international cellular customer bases, respectively, reflecting additional marketing and operating costs associated with higher sales and expanded operations. The increase related to international operations includes $76 of expenses related to operations which were consolidated for the first time in 1997 and which had previously been accounted for under the equity method. The increase in Other Operating Expenses also reflects higher expenses associated with the expansion of PCS services of $84 and increased expenses of $126 in the directory publishing operations.

    At BellSouth Telecommunications, Other Operating Expenses increased $12 due principally to costs associated with 1996 Act compliance of $230, as well as increased costs due to higher business volumes, new service offerings and intensified marketing and advertising efforts. The increase was partially offset by an estimated reduction of $232 in employee-related costs in the core wireline business, including expenses for employee benefits. The decrease in employee-related costs reflected net employee reductions in BellSouth Telecommunications' telephone operations of approximately 4,800 since December 31, 1996, partially offset by annual compensation increases for management and represented employees. The employee reductions were primarily attributable to a previously disclosed work force reduction plan. The increase in Other Operating Expenses at BellSouth Telecommunications was further offset by the April 1996 sale of a subsidiary which performed computer maintenance.

    For 1996, expenses related to the domestic and international cellular businesses increased $342 as a result of sustained growth in the cellular customer bases. The increase in 1996 also reflects higher expenses associated with the initiation of PCS services of $69. At BellSouth Telecommunications, Other Operating Expenses increased $202 due principally to higher business volumes, new service offerings and intensified marketing and advertising. The increase was partially offset by a decrease of approximately $162 for employee-related costs in the wireline telephone operations, and the sale in 1996 of a subsidiary which performed computer maintenance. The decrease in employee-related costs reflects employee reductions attributable to restructuring and work force reduction plans, partially offset by annual compensation increases for management and represented employees. The 1996 increase in Other Operating Expenses also included an increase of approximately $50 in expenses related to the directory advertising and publishing business.

    WORK FORCE REDUCTION CHARGE. In the fourth quarter of 1995, BellSouth recognized a pretax charge of $1,082 ($663 after tax) comprised of $942 ($577 after tax) related to planned work force reductions by the end of 1997, $85 ($52 after tax) for expected severance benefit payments after 1997 and $55 ($34 after tax) for additional net curtailment losses related to employee reductions under a restructuring plan initiated in 1993 and completed in 1995. The 1995 plan was substantially completed in 1997 and resulted in the reduction of the wireline telephone operations work force by approximately 11,600 employees over the term of the plan. See Note L to the Consolidated Financial Statements.

OTHER INCOME STATEMENT ITEMS

                                                                                              PERCENT CHANGE
                                                                                           --------------------
                                                                                           1997 VS.   1996 VS.
                                                            1997       1996       1995       1996       1995
                                                          ---------  ---------  ---------  ---------  ---------
Interest Expense........................................  $     761  $     721  $     724        5.5%      (0.4%)
Gain on Sales of Operations.............................        787        442         --         --         --
Other Income, net.......................................         19        108         20         --         --
Provision for Income Taxes..............................      2,151      1,745      1,024       23.3       70.4

    INTEREST EXPENSE includes interest on debt, certain other accrued liabilities and capital leases, partially offset by interest capitalized as a cost of installing equipment and constructing plant. Interest Expense increased $40 (5.5%) in 1997 compared to a decrease of $3 (0.4%) in 1996.

    The increase for 1997 was primarily attributable to higher average debt balances and interest rates on short-term borrowings.

    The decrease for 1996 was primarily attributable to lower average interest rates on borrowings due in part to refinancings during 1995, partially offset by higher average debt balances in 1996.

    GAIN ON SALES OF OPERATIONS for 1997 represents the pretax gains on the sales of BellSouth's investments in Optus Communications and ITT World Directories, which totaled $578 and $209, respectively. The pretax gain for 1996 represents the sale of BellSouth's paging business in January 1996.

    OTHER INCOME, NET includes earnings and losses from unconsolidated affiliates; income and losses from the sale of investments; interest and dividend income; minority interests; and other nonoperating items. Other Income, net decreased $89 in 1997 compared to an increase of $88 in 1996.

    The decrease in Other Income, net in 1997 was primarily attributable to increased equity in losses of unconsolidated affiliates, net, partially offset by income from the sale of Bellcore, an increase in interest income and other nonoperating items.

    Equity in losses of unconsolidated affiliates was ($242) in 1997 compared to ($76) in 1996. The higher overall equity in losses of unconsolidated affiliates reflects losses incurred by recently acquired and start-up international businesses, principally in Latin America, as well as increased losses in the mobile data communications business and lower earnings from unconsolidated domestic cellular operations. The increased losses were partially offset by more favorable results at other unconsolidated international operations, principally in Israel, Germany and Panama.

    The 1996 increase resulted primarily from a $55 increase in interest income and lower net minority interest deductions of $35. Equity in losses was ($76) in 1996, an improvement of $10 over 1995. The lower 1996 losses were primarily attributable to improved operating results at unconsolidated domestic cellular operations and certain international businesses, principally operations in Israel and Venezuela. Such improvements were partially offset by increased losses attributable to the continuing development of German cellular operations.

    PROVISION FOR INCOME TAXES increased $406 (23.3%) in 1997 compared to an increase of $721 (70.4%) in 1996. BellSouth's effective tax rates were 39.7%, 37.9% and 39.6% in 1997, 1996 and 1995, respectively. The lower effective tax rate for 1996 compared to 1997 and 1995 was due primarily to a higher tax than book basis for the paging business, which resulted in a lower gain on sale for computing tax expense. A reconciliation of the statutory Federal income tax rates to these effective tax rates is provided in Note J to the Consolidated Financial Statements.

EXTRAORDINARY LOSSES

    EARLY EXTINGUISHMENT OF DEBT. During 1997 and 1995, BellSouth recognized extraordinary losses of $9 and $78, net of current tax benefits of $6 and $49, respectively, related to the early extinguishment of outstanding debt issues. See Note E to the Consolidated Financial Statements.

    DISCONTINUANCE OF SFAS NO. 71. In 1995, as a result of its continuing regulatory and marketplace assessments, BellSouth Telecommunications concluded that it was required to discontinue application of SFAS No. 71. Accordingly, BellSouth Telecommunications recorded a noncash extraordinary charge of $2,718 (net of a deferred tax benefit of $1,731). The extraordinary charge reflected $3,002 (after tax) to reduce the recorded value of long-lived telephone plant and equipment, all of which was within the regulatory framework, to the level appropriate for nonregulated enterprises. The overall charge was partially offset by $194 related to the method by which BellSouth Telecommunications reported its directory publishing revenues, $71 related to the elimination of regulatory assets and liabilities and $19 for the partial acceleration of unamortized investment tax credits associated with the reductions in asset carrying values and in asset lives.

    See Note M to the Consolidated Financial Statements.

FINANCIAL CONDITION

    BellSouth uses the net cash generated from its operations and external financing to invest in and operate its existing and new businesses and to pay dividends. While current liabilities exceeded current assets at both December 31, 1997 and 1996, BellSouth's sources of funds (primarily from operations and, to the extent necessary, from readily available external financing arrangements) are sufficient to meet all current obligations on a timely basis. BellSouth believes that such sources of funds will be sufficient to meet the needs of its business for the foreseeable future.

                                                                                           PERCENT CHANGE
                                                                                      ------------------------
                                                                                       1997 VS.     1996 VS.
                                                       1997       1996       1995        1996         1995
                                                     ---------  ---------  ---------  -----------  -----------
Net Cash Provided by Operating Activities..........  $   7,039  $   5,863  $   5,443       20.1%         7.7%

    OPERATING ACTIVITIES. Net cash provided by operating activities increased $1,176 (20.1%) in 1997 compared to an increase of $420 (7.7%) in 1996. The increase in 1997 was primarily due to a decrease of $1,288 in cash expenditures for accounts payable and other current liabilities. The increase was also due to an $842 increase in operating income before depreciation and amortization. The increases were partially offset by a decrease of $494 in other liabilities and deferred credits.

    The increase in 1996 was primarily attributable to a $669 increase in operating income excluding depreciation, amortization and the work force reduction charge. The 1996 increase was partially offset by higher cash expenditures for reductions of accounts payable.

                                                                                        PERCENT CHANGE
                                                                                   ------------------------
                                                                                    1997 VS.     1996 VS.
                                                    1997       1996       1995        1996         1995
                                                  ---------  ---------  ---------  -----------  -----------
Net Cash Used for Investing Activities..........  $  (4,949) $  (4,199) $  (4,384)      17.9%        (4.2%)

    INVESTING ACTIVITIES. BellSouth's primary use of capital resources continues to be for capital expenditures to support development of the wireline and wireless networks. Net cash used for investing activities increased $750 (17.9%) in 1997 compared to a decrease of $185 (4.2%) in 1996. The increase in 1997 was primarily due to investments in unconsolidated international affiliates, specifically in Latin America.

    The decrease in 1996 was primarily due to $930 in cash received from the sale of BellSouth's paging business. The decrease was partially offset by higher capital expenditures of $252 related substantially to wireline and wireless network development and a decrease of $324 in proceeds from other investment dispositions and repayment of advances.

    Capital expenditures were $4,858 in 1997 and are projected to be approximately $5.0 billion to $5.5 billion in 1998. In addition to capital expenditures related to its consolidated operations, BellSouth also makes significant investments in unconsolidated affiliates. The most significant commitment to such operations in 1998 is to BellSouth's Brazilian operations. BellSouth's share of projected license fee commitments and capital expenditure requirements for its Brazilian operations in 1998 is approximately $900. Capital expenditures for 1997 were financed internally and funds for investments in unconsolidated international operations were generated internally and from external sources. For 1998, capital expenditures and funds for unconsolidated international investments are expected to be financed primarily through internally generated funds and, to the extent necessary, from external sources.

    Cash used in investing activities for 1997 and 1996 was partially offset by significant proceeds from sales of various BellSouth interests. Proceeds of $1,000 in 1997 consisted of the sale of BellSouth's interests in Optus Communications ($735) and ITT World Directories ($265). Proceeds in 1996 of $930 represented the sale of BellSouth's paging business.

                                                                                             PERCENT CHANGE
                                                                                         ----------------------
                                                                                          1997 VS.    1996 VS.
                                                        1997       1996        1995         1996        1995
                                                      ---------  ---------     -----     ----------  ----------
Net Cash Provided by (Used for) Financing
 Activities.........................................  $    (698) $  (2,197)  $      46          --          --

    FINANCING ACTIVITIES. During 1997 and 1996, financing activities used cash of $698 and $2,197, respectively. The decrease in cash used in 1997 primarily reflects higher net proceeds in 1997 from the issuance of short-term borrowings.

    The increased use of cash from 1995 to 1996 of $2,243 primarily reflected higher levels of net proceeds from all borrowing activities in 1995 compared to 1996.

    DEBT ACTIVITIES. During 1997, BellSouth issued $500 of long-term debt. The purpose of this issuance was to fund investments in international affiliates, retire commercial paper and for general corporate purposes. Also in 1997, BellSouth Telecommunications called and redeemed three series of debentures totaling $600.

    During 1996, BellSouth issued $300 of long-term debt and, with net proceeds as well as cash on hand, redeemed outstanding short-term debt and long-term debentures of $417 and $485, respectively.

    BellSouth has committed credit lines aggregating $1,498 with various banks. Borrowings under the committed credit lines totaled $241 at December 31, 1997. BellSouth also maintains uncommitted lines of credit of $1,020. At December 31, 1997, there were no borrowings under the uncommitted lines. As of February 9, 1998, shelf registration statements were on file with the Securities and Exchange Commission under which $1,927 of debt securities could be publicly offered, $500 of which was registered on February 9, 1998.

    In September 1997, BellSouth announced a plan to repurchase up to $1 billion of its Common Stock through 1998.

    BellSouth's debt to total capitalization ratio, decreased to 42.1% at December 31, 1997 from 43.5% at December 31, 1996. The decrease was primarily caused by an increase in shareholders' equity due to earnings during 1997.

    MARKET RATE RISK SENSITIVITY. BellSouth is subject to market rate risks due to fluctuations in interest rates. The majority of BellSouth's debt is in the form of long-term, fixed-rate notes and debentures with original maturities ranging from ten to one hundred years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such debt instruments. From time to time, BellSouth enters into interest rate swap agreements designed to mitigate its exposure to interest rate risks; however, such activity was immaterial in 1997.

    BellSouth is also exposed to foreign currency risk by virtue of its international operations. Specifically, BellSouth's foreign currency exposure relates primarily to its foreign currency denominated balance sheet positions in its international ventures, commitments and, to a limited extent, long-term debt denominated in foreign currencies. BellSouth is, from time to time, party to currency swap agreements and foreign exchange forward contracts designed to mitigate its exposure to foreign currency risks. Such activity has generally been limited to hedging of specific future commitments and long-term debt denominated in foreign currencies and was immaterial in 1997. BellSouth has not engaged in significant hedging of its foreign currency denominated balance sheet positions in its international ventures.

    BellSouth's use of derivative financial instruments is designed to mitigate foreign currency and interest rate risks, although to some extent they expose BellSouth to credit risks. The credit risks associated with these instruments are controlled through the evaluation and continual monitoring of the creditworthiness of the counterparties. In the event that a counterparty fails to meet the terms of a contract or agreement, BellSouth's exposure is limited to the then current value of the currency rate or interest rate differential, not the full notional amount. Such contracts and agreements have been executed with creditworthy financial institutions. As such, BellSouth considers the risk of nonperformance to be remote.

    The following table provides information, by maturity date, about BellSouth's interest rate sensitive financial instruments, which consist of fixed and variable rate long-term debt obligations. Fair values for the majority of BellSouth's long-term debt obligations are based on quotes from dealers.

                                                                                                       TOTAL
                                                                                                     RECORDED
                                  1998       1999       2000       2001       2002     THEREAFTER     AMOUNT     FAIR VALUE
                                ---------  ---------  ---------  ---------  ---------  -----------  -----------  -----------
Debt:
  Fixed Rate Debt.............  $   3,508  $     242  $     522  $     214  $     319   $   5,941    $  10,746    $  10,748
  Average Interest Rate.......       6.04%      6.98%      6.76%      6.97%      7.67%       6.79%          --           --

  Variable Rate Debt..........  $     198  $      25  $      33  $      33  $      17   $       3    $     309    $     309
  Average Interest Rate.......       6.88%      6.41%      6.39%      6.39%      6.44%       7.38%          --           --

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

    ECONOMY. The nation's output of goods and services, which grew 2.8% in 1996, grew at the more rapid rate of 3.8% in 1997. Employment in nonfarm business establishments grew 2.3% during the year and the unemployment rate averaged 5.0%. Slower economic growth is expected during 1998, as increased foreign imports, tight labor markets, slow labor force growth and modest productivity growth act to constrain the pace of growth. The economy of the nine-state region served by BellSouth Telecommunications' wireline telephone business grew at about the same pace as the national economy. The number of jobs in nonfarm businesses grew 2.2% as the unemployment rate averaged 4.7% for the year. Real income expanded at an estimated 4.0%. Net migration added approximately 400,000 persons, accounting for half of the region's population growth. The demand for telecommunications services in the region reflected the strength of its economic and population growth. The region's cost advantages and strong net migration should bring an economic growth rate comparatively better than the nation's and further increase the demand for telecommunications services. The increased competition faced by BellSouth Telecommunications and the growing percentage of revenues from unregulated businesses make BellSouth's financial performance more susceptible to changes in the economy than previously, as its operations reflect the more competitive business environment and the greater demand elasticities for its products and services.

    BellSouth has minimal exposure in Asia and does not expect its businesses to be materially adversely affected by the recent decline in the value of the currencies of various Asian countries and the consequent inability of many substantial businesses in those countries to pay their debts as they mature, unless these events result in a significant general decline in business activity in the United States or other areas of the world in which BellSouth does business. BellSouth's operations abroad, particularly in Latin America, are sensitive to changes in the value of the currencies in which they conduct business, and a material decline in one or more of these currencies against the U.S. dollar could have an adverse impact upon BellSouth's financial position or annual operating results or cash flows. (See "Financial Condition -- Market Rate Risk Sensitivity" for a discussion of BellSouth's foreign currency risks.)

    REGULATORY AND COMPETITIVE ENVIRONMENT. In providing telecommunications services, BellSouth is subject to regulation by both state and federal regulators with respect to rates, services, competition and other issues. BellSouth's primary regulatory focus has been directed toward seeking modification of the regulatory process to one that is more closely aligned with changing market conditions and overall public policy objectives. As an alternative to regulation of intrastate earnings, BellSouth has successfully sought price regulation, whereby prices of basic services are regulated and the pricing of other products and services are based on market factors. While price regulation plans do not provide for the direct recovery through basic service rates of cost increases or extraordinary expenses, they generally provide more flexibility to meet competitive pricing levels.

    At the state level, BellSouth Telecommunications is subject to price regulation plans in all states in its wireline territory, except Tennessee, where a court order to implement price regulation has been appealed. At the federal level, BellSouth Telecommunications is operating under a price regulation plan established by the Federal Communications Commission (FCC) in 1995. The FCC's price cap plan limits aggregate price changes to the rate of inflation minus a productivity offset, plus or minus exogenous cost changes recognized by the FCC. The FCC has mandated an increase in the price cap productivity factor from 5.3% to 6.5%, reducing access charges. The new rates went into effect beginning July 1, 1997 and were computed as if the 6.5% productivity factor had been in effect since July 1, 1996. If the Gross Domestic Product Price Index increases by less than 6.5% over an annual period, further price reductions will occur.

    BellSouth is subject to increasing competition in all areas of its business. Regulatory, legislative and judicial actions and technological developments have expanded the types of available services and products and the number of companies that may offer them. Increasingly, this competition is from large companies and joint ventures that have substantial capital, technological and marketing resources.

    LOCAL SERVICE COMPETITION.  The Telecommunications Act of 1996 (the 1996
Act) requires the elimination of state legislative and regulatory barriers to competition for local telephone service, subject only to competitively neutral requirements to preserve and advance universal service, protect the public safety and welfare, maintain the quality of telecommunications services and safeguard the rights of customers. The 1996 Act also includes requirements that incumbent local exchange carriers (ILECs), such as BellSouth Telecommunications, negotiate with other carriers for interconnection, use of network elements on an unbundled basis and resale of local services. If a negotiated agreement cannot be reached, either party may seek arbitration with the state regulatory authority, or the FCC if the state fails to act. If rates are disputed, the arbitrator must set rates for access to network elements on an unbundled basis, based on cost, which may include a reasonable profit. ILECs are also required to negotiate to provide retail services at wholesale rates for the purpose of resale by competing carriers. If agreement cannot be reached, the arbitrator is to set the wholesale rates at BellSouth's retail rates less costs to be avoided. BellSouth Telecommunications has executed over 300 interconnection or resale agreements with such carriers. The arbitration results for the wholesale discount rates vary by state from approximately 14.8% to 21.8% for both business and residential service.

    In connection with the requirements of the 1996 Act, in August 1996, the FCC released an order adopting rules governing interconnection and open competition in the local telephone service industry. Among the issues specifically addressed by the order were the network elements that BellSouth must make available; pricing standards to be followed by states in setting rates for interconnection; access to network elements on an unbundled basis; and resold services. BellSouth, several other ILECs and several state regulatory bodies appealed the order to the United States Court of Appeals for the Eighth Circuit, and in July 1997, the court ruled that state commissions, not the FCC, have exclusive jurisdiction to set prices for local service interconnection, unbundled network elements and local service resale. In addition, the court vacated other aspects of the order including the FCC's "pick and choose" rule, which allowed competing local carriers to select terms from different interconnection agreements in negotiating their own interconnection agreements. The court also rejected the FCC's requirement that ILECs submit pre-1996 interconnection agreements to the state commissions for approval and the presumption that any network element that can be technically unbundled must be unbundled. Finally, the court rejected the FCC's requirement that ILECs physically recombine any unbundled network elements for competing local carriers and only required that such elements be made available for rebundling.

    Certain aspects of the order were upheld by the court including the ability of the competing local carriers to recombine network elements to produce complete telecommunications services without providing any of their own facilities. The court also affirmed the FCC's classification of operations support systems, operator services, directory assistance and vertical switching features as unbundled network elements. In addition, the court upheld the FCC's definition of "technically feasible" interconnection to exclude all economic considerations. Finally, the court declined to rule on whether or not the Total Element Long Run Incremental Cost (TELRIC) pricing methodology was inconsistent with the 1996 Act, leaving the state commissions to make that decision. On reconsideration, the court further clarified that the 1996 Act does not require ILECs to provide recombined unbundled network elements. The United States Supreme Court has agreed to review the court's decision, and a ruling is expected by mid-1999. In a subsequent order, the Eighth Circuit held that the FCC may not impose its pricing standards as a condition to granting permission for the Operating Telephone Companies to provide interLATA communications.

    Notwithstanding these developments, however, BellSouth Telecommunications and a number of carriers have negotiated interconnection agreements, and state regulatory commissions have arbitrated and approved various terms of interconnection between BellSouth Telecommunications and other carriers. Some changes may be made to these agreements when the judicial appeals are concluded.

    In attempting to comply with the technical requirements of interconnection, BellSouth is incurring, and expects to continue to incur, significant costs associated with the facilitation of interconnection. BellSouth incurred approximately $400 of costs associated with these efforts in the year ended December 31, 1997. Of this amount, approximately $230 was expensed as incurred, and the remainder was capitalized. It remains unclear to what degree, if any, BellSouth will be compensated for these costs.

    As a result of the changes in regulation discussed above, substantial competition has developed for BellSouth Telecommunications' business customers which provide a greater concentration of higher margin revenues than do its residential customers. Competitors include the Interexchange Carriers, such as AT&T and MCI, and smaller competitive local exchange carriers (CLECs), which resell local services of BellSouth Telecommunications and other ILECs or provide service over their own facilities. Because of the fact that significant residential local service competition would improve BellSouth's prospects for obtaining regulatory authority to offer interLATA long distance service, BellSouth believes that the Interexchange Carriers have been slow to enter the local residential market and, therefore, the development of competition for local residential service customers will continue to be much slower than for business local service customers.

    ACCESS SERVICE. Historically, access charges have been set at levels that subsidize the cost of providing local residential service. The 1996 Act also requires that the FCC identify the local service subsidy implicitly provided by access charges; to provide for the removal of such subsidy from access rates in order that access charges reflect underlying costs; to arrange for a universal service fund to ensure the continuation of universal service; and to develop the arrangements for payments into that fund by all carriers. In May 1997, the FCC adopted orders regarding revisions to the price cap plan, access charge reform and the establishment of a universal service fund. The orders on the price cap plan and access charge reform resulted in access rate reductions related to per-minute-of-use charges and increases to per-line charges.

    In addition, the access charge reform order resulted in several changes to the existing interstate access rate structure designed to move access charges, over time, to more economically efficient levels and to create more efficient rate structures. Non-traffic-sensitive costs, that were previously recovered on a per-minute-of-use basis, were changed to be recovered on a flat-rate, per-line basis. As part of this plan, subscriber line charges (SLCs) were increased and a new presubscribed interexchange carrier charge (PICC) was established. As SLC and PICC charges are increased over time, usage charges are reduced.

    The universal service order established new funding mechanisms for high-cost, low-income service areas. BellSouth Telecommunications began contributing to the new funds on January 1, 1998 and is allowed recovery of its contributions through increased interstate access charges. Major changes to the support mechanism to subsidize the provision of services to high-cost areas will occur January 1, 1999. The new support mechanism, when implemented in 1999, will be based on forward-looking economic costs; however, a cost model has yet to be adopted. A new proceeding was initiated in June 1997 to select a cost model with final FCC action expected in 1998.

    All of the foregoing orders have been appealed to United States Courts of Appeal in several different Circuits.

    As a result of the legal requirement to offer expanded interconnection for interstate special and switched access transport, BellSouth Telecommunications must permit competitive carriers and customers to terminate their transmission lines on BellSouth Telecommunications' facilities through collocation arrangements. The effects of the rules are to increase competition for access transport. Furthermore, Interexchange Carriers are increasingly connecting their lines directly to their customers' facilities, bypassing the networks of BellSouth Telecommunications and thereby avoiding access charges entirely. In addition, commercial applications of Internet telephony are being developed. This medium could attract substantial long distance traffic because of its lower cost structure, because FCC rules do not currently impose access charges on Internet communications.

    WIRELESS SERVICE COMPETITION. BellSouth's wireless communications businesses face increasing competition from additional providers in each of BellSouth's markets. The number of BellSouth's proportional domestic cellular customers has grown by 13.6%, 26.9% and 32.1%, and its proportional domestic cellular revenues have grown by 9.0%, 22.5% and 28.9% for the years ended December 31, 1997, 1996 and 1995, respectively. The penetration rate of BellSouth's domestic cellular services has grown to 10.2% at December 31, 1997 from 8.9% and 7.1% at December 31, 1996 and 1995, respectively. Such growth is likely to continue declining, reflecting increasing penetration rates and competition for wireless customers by additional PCS carriers.

    The FCC's PCS licensing process has created multiple new competitors for BellSouth's businesses. Licenses to provide PCS services have been won in auction by AT&T, Holding Company consortia and other large and well-capitalized entities. PCS competes or will compete with BellSouth's local wireline and wireless telephone businesses throughout BellSouth's service territories. Several competitive PCS systems are now operational.

    BellSouth's international wireless operations are generally subject to competition from at least one other wireless service provider. These competing wireless service providers are generally supported by partners who are at least as well-capitalized as BellSouth and its partners. In some cases, the competing provider is operated by the government-owned telephone company, which may have access to substantial financial resources. BellSouth believes that a number of these companies will be privatized within the next few years, which may result in more formidable competition. The number of BellSouth's proportional international cellular customers, excluding the customers of Optus Communications in all periods, has grown by 106.6%, 109.9% and 90.4% for the years ended December 31, 1997, 1996 and 1995, respectively. BellSouth's proportional share of international cellular revenues, excluding revenues of Optus Communications, increased 76.4%, 59.0% and 59.3%, respectively, for the years ended December 31, 1997, 1996 and 1995.

    BELLSOUTH COMPETITIVE STRATEGY. BellSouth has developed three main strategies that govern its business decisions in the increasingly competitive telecommunications industry. First, BellSouth will strengthen its leadership position throughout its nine-state wireline territory by (a) enhancing and building its brand strength and distribution channels; (b) providing full-service offerings including wireline and wireless, local and long distance, and video and Internet services; and (c) controlling costs. Second, BellSouth will continue to grow profitably its domestic wireless businesses by (a) deploying value-added products and services and competitive technology; (b) strengthening and expanding distribution channels, including joint marketing with BellSouth Telecommunications; and (c) expanding in-region wireless coverage through development of businesses covered by its licenses. Third, BellSouth will continue to grow and develop its Latin American and other international operations.

    NEW SERVICES. The opening of BellSouth Telecommunications' local service markets to competition can allow BellSouth to qualify for entry into new business markets. While loss of local service customers and other risks associated with increased competition are inevitable, BellSouth will have the opportunity to offer interLATA wireline service under provisions contained in the 1996 Act. BellSouth believes that in order to remain competitive, it must aggressively pursue a corporate strategy of expanding its offerings beyond its traditional businesses and markets. These offerings include interLATA services, information services, video services and Internet services. BellSouth has entered some of these businesses through investments in, strategic alliances with and acquisitions of established companies in such industries, and through the development of some of these services and capabilities internally. BellSouth has acquired several cable TV and wireless video rights, and has been providing both cable TV and wireless video services on a limited basis in certain metropolitan areas and is providing Internet access. BellSouth also intends to continue to pursue certain foreign telecommunications licenses as they are offered.

    BellSouth plans to begin offering interLATA wireline service in each of its in-region states as soon as the FCC approves its application for each state. BellSouth has received favorable determinations from the regulatory commissions in several states in its wireline service territory, but the FCC has rejected all applications to provide in-region interLATA service on which it has ruled. The applicants have appealed such denials to the United States Court of Appeals for the District of Columbia Circuit. In addition, the United States District Court for the Northern District of Texas has ruled that the provisions of the 1996 Act prohibiting the Holding Companies from providing interLATA service are, in effect, an unconstitutional bill of attainder and are unenforceable. The ruling has been stayed pending appeal. BellSouth will continue to seek approvals from the FCC and other state commissions and judicial review of adverse decisions which it believes to be erroneous. However, because of the scrutiny of such applications by the FCC and the Justice Department, the time required to obtain judicial review of adverse decisions and the possible challenges by the Interexchange Carriers of any approved applications, it is uncertain when BellSouth will be authorized to commence interLATA service in any of its in-region states.

YEAR 2000 COMPLIANCE

    BellSouth has initiated a company-wide program to identify and address issues associated with the ability of its date-sensitive information, telephony and business systems to properly recognize the year 2000 in order to avoid interruption of the operation of these systems at the turn of the century. This program is being conducted by a management team which is coordinating the efforts of internal resources as well as third party vendors in making all necessary changes to BellSouth's systems. Some of these changes are being made as a part of larger systems upgrades. BellSouth plans to have all conversion and initial testing completed by the end of 1998 and to complete testing and deployment by mid-1999. Some of the costs associated with these efforts were incurred in 1997, and the remainder will be incurred over the next two years. BellSouth estimates the costs of these efforts will be between $100 to $200 over the life of the project. BellSouth expects to avoid disruption of its information, telephony and business systems as a result of these efforts.

NEW ACCOUNTING PRONOUNCEMENTS

    SEGMENT REPORTING. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," superseding SFAS No. 14, "Financial Reporting of Segments of a Business Enterprise." SFAS No. 131 establishes new standards for reporting operating segment information in annual and interim financial statements. The new standard requires reporting of operating segment information based on the way that financial information for the entity is organized for senior management for evaluating performance and allocating resources. The standard is effective for year-end 1998 and need not be applied to interim financial statements in that year. Comparative information for earlier years on the same basis of segmentation must also be reported.

    At present, BellSouth presents its operations as one business segment in its financial statements. However, based on a preliminary assessment of the requirements of the new standard, BellSouth anticipates reporting operating segment information for multiple reportable segments. Determination of all such reportable segments, however, has not been finalized.

    CAPITALIZATION OF INTERNAL USE SOFTWARE. In 1996, the AICPA issued a Statement of Position (SOP) exposure draft dealing with the costs of internal use software. The treatment accorded such costs in the past has been very diverse in practice. The proposed SOP will require capitalization of such costs after certain preliminary development efforts have been made. Costs to be capitalized are direct costs and interest costs related to development efforts. The proposed SOP is expected to be issued in early 1998 and will require adoption by BellSouth no later than January 1, 1999. Earlier adoption will be permitted for years for which financial statements have not been issued.

    Adoption of the proposed SOP will result in a temporary increase in earnings in the year of adoption as a result of the capitalization of costs which had previously been expensed. If expenditures remain at a consistent level, the earnings impact will decline in each year following the change. The decline will continue until the amortization expense related to the capitalized software costs equals the level of software costs treated as expense prior to the change. In addition, adoption of the proposed SOP will result in higher levels of capitalized software costs on the balance sheet.

SAFE HARBOR STATEMENT

    CERTAIN OF THE INFORMATION CONTAINED IN THIS AND OTHER REPORTS ADDRESSES KNOWN TRENDS AND UNCERTAINTIES AFFECTING BELLSOUTH'S BUSINESS AND PROSPECTS AND MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. BELLSOUTH'S EXPECTATIONS CONTAINED IN OR UNDERLYING SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON A NUMBER OF ASSUMPTIONS, INCLUDING BUT NOT LIMITED TO: (1) ECONOMIC GROWTH AND DEMAND FOR WIRELINE AND WIRELESS COMMUNICATIONS SERVICES CONTINUES IN BELLSOUTH'S SERVICE TERRITORIES; (2) THE FINAL RESOLUTION OF THE ACCESS REFORM AND UNIVERSAL SERVICE ORDERS OF THE FCC (AND THE RESULTANT CUSTOMER IMPACTS) IS REASONABLY EARNINGS-NEUTRAL; (3) LOCAL WIRELINE AND WIRELESS SERVICE COMPETITION DOES NOT HAVE SIGNIFICANTLY INCREASING ADVERSE IMPACTS

ON EARNINGS; (4) THE CONTINUING COSTS TO IMPLEMENT NETWORK CHANGES AND OPERATING SYSTEMS NECESSARY TO SATISFY REGULATORY CONDITIONS FOR BELLSOUTH'S PROVISION OF INTERLATA SERVICE ARE NOT MATERIALLY GREATER THAN CURRENTLY PROJECTED; (5) BELLSOUTH'S EXPECTATIONS AS TO THE COST AND SUCCESS OF ITS EFFORTS FOR YEAR 2000 COMPLIANCE, INCLUDING THE SUCCESS OF ITS KEY SUPPLIERS AND CUSTOMERS, ARE REASONABLY ACCURATE; AND (6) THE CURRENT LEVEL OF ECONOMIC, MONETARY AND POLITICAL STABILITY CONTINUES IN FOREIGN COUNTRIES IN WHICH BELLSOUTH HAS SIGNIFICANT INVESTMENTS OR OPERATIONS. ANY DEVELOPMENTS SIGNIFICANTLY DEVIATING FROM THESE ASSUMPTIONS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE FORECAST OR IMPLIED IN THE AFOREMENTIONED FORWARD-LOOKING STATEMENTS.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              REPORT OF MANAGEMENT

    To the Shareholders of BellSouth Corporation:

    These financial statements have been prepared in conformity with generally accepted accounting principles and have been audited by Coopers & Lybrand L.L.P., independent accountants, whose report is contained herein.

    The integrity and objectivity of the data in these financial statements, including estimates and judgments relating to matters not concluded by the end of the year, are the responsibility of the management of BellSouth. Management has also prepared all other information included therein unless indicated otherwise.

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

    Management maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. In addition, as part of its audit of these financial statements, Coopers & Lybrand L.L.P. completed a review of the accounting controls to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied. Management has considered the internal auditor's and Coopers & Lybrand L.L.P.'s recommendations concerning the system of internal controls and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that as of December 31, 1997, the system of internal controls was adequate to accomplish the objectives discussed herein.

    Management also recognizes its responsibility for fostering a strong ethical climate so that BellSouth's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is communicated to all employees through policies and guidelines addressing such issues as conflict of interest, safeguarding of BellSouth's real and intellectual properties, providing equal employment opportunities and ethical relations with customers, suppliers and governmental representatives. BellSouth maintains a program to assess compliance with these policies and our ethical standards through its Senior Vice President--Corporate Compliance and Corporate Secretary.

                      /s/ F. Duane Ackerman                          /s/ Ronald M. Dykes

F. Duane Ackerman                           Ronald M. Dykes
CHAIRMAN OF THE BOARD, PRESIDENT AND        EXECUTIVE VICE PRESIDENT AND
CHIEF EXECUTIVE OFFICER                     CHIEF FINANCIAL OFFICER

February 3, 1998

                       AUDIT COMMITTEE CHAIRMAN'S LETTER

    The Audit Committee of the Board of Directors consists of four members who are neither officers nor employees of BellSouth Corporation. Information as to these persons, as well as their duties, is provided in the Proxy Statement. The Audit Committee met six times during 1997 and reviewed with the Chief Corporate Auditor, Coopers & Lybrand L.L.P. and management current audit activities, plans and the results of selected internal audits. The Audit Committee also reviewed the objectivity of the financial reporting process and the adequacy of internal controls. The Audit Committee recommended, subject to shareholder ratification, the appointment of the independent accountants and considered factors relating to their independence. In addition, the Audit Committee provided guidance in matters regarding ethical considerations and business conduct, reviewed the operations of political action committees and monitored compliance with laws and regulations. The Chief Corporate Auditor and Coopers & Lybrand L.L.P. each met privately with the Audit Committee on occasion to encourage confidential discussions as to any auditing matters.
                                          /s/ Ronald A. Terry

                                          Ronald A. Terry
                                          CHAIRMAN, AUDIT COMMITTEE

February 3, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders
BellSouth Corporation
Atlanta, Georgia

    We have audited the accompanying consolidated balance sheets of BellSouth Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of BellSouth Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BellSouth Corporation as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

    As discussed in Note M to the consolidated financial statements, BellSouth Corporation discontinued accounting for the operations of BellSouth Telecommunications, Inc. in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," effective June 30, 1995.

                                          /s/ Coopers & Lybrand L.L.P.
Atlanta, Georgia
February 3, 1998

                             BELLSOUTH CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------
                                                                              1997         1996         1995
                                                                            ---------    ---------    ---------
Operating Revenues:
  Network and related services:
    Local service.......................................................    $   8,499    $   8,082    $   7,294
    Interstate access...................................................        3,673        3,553        3,275
    Intrastate access...................................................          810          812          884
    Toll................................................................          734          794        1,009
  Wireless communications...............................................        3,555        2,799        2,592
  Directory advertising and publishing..................................        1,934        1,742        1,677
  Other services........................................................        1,356        1,258        1,155
                                                                            ---------    ---------    ---------
    Total Operating Revenues............................................       20,561       19,040       17,886
                                                                            ---------    ---------    ---------
Operating Expenses:
  Cost of services and products.........................................        6,254        6,072        6,184
  Depreciation and amortization.........................................        3,964        3,719        3,455
  Selling, general and administrative...................................        4,967        4,470        3,873
  Work force reduction charge (Note L)..................................           --           --        1,082
                                                                            ---------    ---------    ---------
    Total Operating Expenses............................................       15,185       14,261       14,594
                                                                            ---------    ---------    ---------
Operating Income........................................................        5,376        4,779        3,292
Interest Expense........................................................          761          721          724
Gain on Sales of Operations (Note B)....................................          787          442           --
Other Income, net.......................................................           19          108           20
                                                                            ---------    ---------    ---------
Income Before Income Taxes and Extraordinary Losses.....................        5,421        4,608        2,588
Provision for Income Taxes (Note J).....................................        2,151        1,745        1,024
                                                                            ---------    ---------    ---------
Income Before Extraordinary Losses......................................        3,270        2,863        1,564
Extraordinary Loss for Discontinuance of SFAS No. 71,
 net of tax (Note M)....................................................           --           --       (2,718)
Extraordinary Loss on Early Extinguishment of Debt,
 net of tax (Note E)....................................................           (9)          --          (78)
                                                                            ---------    ---------    ---------
      Net Income (Loss).................................................    $   3,261    $   2,863    $  (1,232)
                                                                            ---------    ---------    ---------
                                                                            ---------    ---------    ---------
Weighted-Average Common Shares Outstanding: (Notes A, G)
  Basic.................................................................          992          994          993
  Diluted...............................................................          995          996          994
Dividends Declared Per Common Share (Note G)............................    $    1.44    $    1.44    $    1.41

Basic Earnings (Loss) Per Share: (Notes A, G)
  Income Before Extraordinary Losses....................................    $    3.30    $    2.88    $    1.57
  Extraordinary Loss for Discontinuance of SFAS No. 71,
    net of tax (Note M).................................................           --           --        (2.73)
  Extraordinary Loss on Early Extinguishment of Debt,
    net of tax (Note E).................................................         (.01)          --         (.08)
                                                                            ---------    ---------    ---------
      Net Income (Loss).................................................    $    3.29    $    2.88    $   (1.24)
                                                                            ---------    ---------    ---------
                                                                            ---------    ---------    ---------
Diluted Earnings (Loss) Per Share: (Notes A, G)
  Income Before Extraordinary Losses....................................    $    3.29    $    2.87    $    1.57
  Extraordinary Loss for Discontinuance of SFAS No. 71,
    net of tax (Note M).................................................           --           --        (2.73)
  Extraordinary Loss on Early Extinguishment of Debt,
    net of tax (Note E).................................................        (0.01)          --        (0.08)
                                                                            ---------    ---------    ---------
      Net Income (Loss).................................................    $    3.28    $    2.87    $   (1.24)
                                                                            ---------    ---------    ---------
                                                                            ---------    ---------    ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                             BELLSOUTH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                                       DECEMBER 31,
                                                                                                   --------------------
                                                                                                     1997       1996
                                                                                                   ---------  ---------
ASSETS
Current Assets:
  Cash and cash equivalents......................................................................  $   2,570  $   1,178
  Temporary cash investments.....................................................................         17         51
  Accounts receivable, net of allowance for uncollectibles of $246 and $180......................      4,750      4,087
  Material and supplies..........................................................................        393        451
  Other current assets...........................................................................        387        531
                                                                                                   ---------  ---------
    Total Current Assets.........................................................................      8,117      6,298
Investments and Advances (Note B)................................................................      2,675      2,430
Property, Plant and Equipment, net (Note C)......................................................     22,861     21,825
Deferred Charges and Other Assets................................................................        702        610
Intangible Assets, net...........................................................................      1,946      1,405
                                                                                                   ---------  ---------
    Total Assets.................................................................................  $  36,301  $  32,568
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Debt maturing within one year (Note E).........................................................  $   3,706  $   2,124
  Accounts payable...............................................................................      1,825      1,446
  Other current liabilities (Note D).............................................................      3,252      2,871
                                                                                                   ---------  ---------
    Total Current Liabilities....................................................................      8,783      6,441
                                                                                                   ---------  ---------
Long-Term Debt (Note E)..........................................................................      7,348      8,116
                                                                                                   ---------  ---------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes..............................................................      2,023      1,899
  Unamortized investment tax credits.............................................................        213        278
  Other liabilities and deferred credits (Note F)................................................      2,769      2,585
                                                                                                   ---------  ---------
    Total Deferred Credits and Other Liabilities.................................................      5,005      4,762
                                                                                                   ---------  ---------
Shareholders' Equity (Note G):
  Common stock, $1 par value (2,200 shares authorized; 992 and 991 shares outstanding)...........      1,010      1,009
  Paid-in capital................................................................................      7,750      7,697
  Retained earnings..............................................................................      7,382      5,541
  Shares held in trust and treasury..............................................................       (575)      (532)
  Guarantee of ESOP debt (Note H)................................................................       (402)      (466)
                                                                                                   ---------  ---------
    Total Shareholders' Equity...................................................................     15,165     13,249
                                                                                                   ---------  ---------
    Total Liabilities and Shareholders' Equity...................................................  $  36,301  $  32,568
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                             BELLSOUTH CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN MILLIONS)

                                              NUMBER OF SHARES                              AMOUNT
                                           ----------------------   ------------------------------------------------------
                                                       SHARES                                       SHARES       GUARANTEE
                                           COMMON   HELD IN TRUST    PAR    PAID-IN   RETAINED   HELD IN TRUST    OF ESOP
                                           STOCK    AND TREASURY    VALUE   CAPITAL   EARNINGS   AND TREASURY      DEBT
                                           ------   -------------   ------  -------   --------   -------------   ---------
Balance at
 December 31, 1994.......................    503          (7)       $  503  $ 8,064   $ 6,721        $(336)        $(584)
Two-for-one stock split (Note G).........    503          (6)          503     (503)
Net loss.................................                                              (1,232)
Dividends declared.......................                                              (1,400)
Shares issued for:
  Employee benefit plans.................      1                         1       30
  Grantor trusts.........................                                        38                    (38)
ESOP activities and related tax
 benefit.................................                                                  10                         58
Foreign currency translation
 adjustment..............................                                       (10)
                                           ------        ---        ------  -------   --------      ------       ---------
Balance at
 December 31, 1995.......................  1,007         (13)        1,007    7,619     4,099         (374)         (526)
Net income...............................                                               2,863
Dividends declared.......................                                              (1,430)
Shares issued for:.......................
  Employee benefit plans.................      1                         1       14                     11
  Grantor trusts.........................      1          (1)            1       34                    (35)
Shares purchased for:
  Treasury...............................                 (3)                                          (85)
  Grantor trusts.........................                 (1)                                          (49)
ESOP activities and related tax
 benefit.................................                                                   9                         60
Foreign currency translation
 adjustment..............................                                        30
                                           ------        ---        ------  -------   --------      ------       ---------
Balance at
 December 31, 1996.......................  1,009         (18)        1,009    7,697     5,541         (532)         (466)
Net income...............................                                               3,261
Dividends declared.......................                                              (1,428)
Shares issued for:
  Employee benefit plans.................                  2                    (25)                    85
  Grantor trusts.........................      1          (1)            1       59                    (60)
  Acquisitions...........................                  2                      8                     89
Purchase of Treasury Stock...............                 (3)                                         (157)
ESOP activities and related tax
 benefit.................................                                                   8                         64
Foreign currency translation
 adjustment..............................                                        11
                                           ------        ---        ------  -------   --------      ------       ---------
Balance at
 December 31, 1997.......................  1,010         (18)       $1,010  $ 7,750   $ 7,382        $(575)        $(402)
                                           ------        ---        ------  -------   --------      ------       ---------
                                           ------        ---        ------  -------   --------      ------       ---------


                                            TOTAL
                                           -------
Balance at
 December 31, 1994.......................  $14,368
Two-for-one stock split (Note G).........       --
Net loss.................................   (1,232)
Dividends declared.......................   (1,400)
Shares issued for:
  Employee benefit plans.................       31
  Grantor trusts.........................       --
ESOP activities and related tax
 benefit.................................       68
Foreign currency translation
 adjustment..............................      (10)
                                           -------
Balance at
 December 31, 1995.......................   11,825
Net income...............................    2,863
Dividends declared.......................   (1,430)
Shares issued for:.......................
  Employee benefit plans.................       26
  Grantor trusts.........................       --
Shares purchased for:
  Treasury...............................      (85)
  Grantor trusts.........................      (49)
ESOP activities and related tax
 benefit.................................       69
Foreign currency translation
 adjustment..............................       30
                                           -------
Balance at
 December 31, 1996.......................   13,249
Net income...............................    3,261
Dividends declared.......................   (1,428)
Shares issued for:
  Employee benefit plans.................       60
  Grantor trusts.........................       --
  Acquisitions...........................       97
Purchase of Treasury Stock...............     (157)
ESOP activities and related tax
 benefit.................................       72
Foreign currency translation
 adjustment..............................       11
                                           -------
Balance at
 December 31, 1997.......................  $15,165
                                           -------
                                           -------

  The accompanying notes are an integral part of these consolidated financial statements.

                             BELLSOUTH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                                      ---------------------------------
                                                                                        1997        1996        1995
                                                                                      ---------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................................................................  $   3,261  $    2,863  $   (1,232)
  Adjustments to net income (loss):
    Gain on sales of operations.....................................................       (787)       (442)         --
    Depreciation and amortization...................................................      3,964       3,719       3,455
    Provision for uncollectibles....................................................        304         254         213
    Deferred income taxes and unamortized investment tax credits....................        243         120      (1,971)
    Pension income..................................................................       (164)        (14)        (53)
    Dividends from unconsolidated affiliates........................................        198         130         149
    Losses from unconsolidated affiliates, net......................................        242          76          86
    Extraordinary loss for discontinuance of SFAS No. 71............................         --          --       4,449
    Extraordinary loss on early extinguishment of debt..............................         15          --         127
    Work force reduction charge.....................................................         --          --       1,082
    Net change in:
      Accounts receivable and other current assets..................................       (742)       (645)       (770)
      Accounts payable and other current liabilities................................        580        (708)       (283)
      Deferred charges and other assets.............................................       (125)       (126)        (28)
      Other liabilities and deferred credits........................................         87         581         315
    Other reconciling items, net....................................................        (37)         55         (96)
                                                                                      ---------  ----------  ----------
    Net cash provided by operating activities.......................................      7,039       5,863       5,443
                                                                                      ---------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..............................................................     (4,858)     (4,455)     (4,203)
  Purchases of licenses and other intangible assets.................................       (328)       (147)       (170)
  Proceeds from sales of operations.................................................      1,000         930          --
  Proceeds from disposition of short-term investments...............................        267         355         187
  Purchases of short-term investments...............................................       (233)       (336)       (207)
  Proceeds from investment dispositions and repayments of advances..................         59         102         426
  Investments in and advances to unconsolidated affiliates..........................     (1,083)       (620)       (521)
  Other investing activities, net...................................................        227         (28)        104
                                                                                      ---------  ----------  ----------
    Net cash used for investing activities..........................................     (4,949)     (4,199)     (4,384)
                                                                                      ---------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayments of) short-term borrowings...........................        879        (497)        510
  Proceeds from long-term debt......................................................        645         392       2,488
  Repayments of long-term debt......................................................       (692)       (544)     (1,555)
  Dividends paid....................................................................     (1,428)     (1,430)     (1,385)
  Other financing activities, net...................................................       (102)       (118)        (12)
                                                                                      ---------  ----------  ----------
    Net cash provided by (used for) financing activities............................       (698)     (2,197)         46
                                                                                      ---------  ----------  ----------
Net Increase (Decrease) in Cash and Cash Equivalents................................      1,392        (533)      1,105
Cash and Cash Equivalents at Beginning of Period....................................      1,178       1,711         606
                                                                                      ---------  ----------  ----------
Cash and Cash Equivalents at End of Period..........................................  $   2,570  $    1,178  $    1,711
                                                                                      ---------  ----------  ----------
                                                                                      ---------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                             BELLSOUTH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE A -- ACCOUNTING POLICIES

    ORGANIZATION. BellSouth Corporation (BellSouth) is a holding company headquartered in Atlanta, Georgia whose operating telephone company subsidiary, BellSouth Telecommunications, Inc. (BellSouth Telecommunications), serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides (i) local exchange service and toll communications services within geographic areas, called Local Access and Transport Areas (LATAs), and
(ii) network access services to enable interLATA communications using the long distance facilities of Interexchange Carriers. Through subsidiaries, other telecommunications services and products are provided primarily within the nine-state BellSouth Telecommunications region. BellSouth Enterprises, Inc. (BellSouth Enterprises), another wholly-owned subsidiary, owns businesses providing wireless and international communications services and advertising and publishing products.

    Substantially all of BellSouth's Total Operating Revenues are derived from domestic operations. For the year ended December 31, 1997, approximately 67% of BellSouth's Total Operating Revenues were from network and related services, 17% were from wireless communications services and 9% were from directory advertising and publishing services. The remainder of such Total Operating Revenues was derived principally from other nonregulated services provided by BellSouth Telecommunications.

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

    Effective June 30, 1995, BellSouth discontinued application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." See Note M for further discussion of the impacts of discontinuance of SFAS No. 71.

    CASH AND CASH EQUIVALENTS. BellSouth considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investments with an original maturity of over three months to one year are not considered cash equivalents and are included as temporary cash investments on the Consolidated Balance Sheets. Interest income on cash equivalents, temporary cash investments and other interest-bearing instruments was $193, $163 and $108 for the years ended December 31, 1997, 1996 and 1995, respectively.

    MATERIAL AND SUPPLIES. New and reusable material is carried in inventory, principally at average original cost, except that specific costs are used in the case of large individual items. Nonreusable material is carried at estimated salvage value.

    PROPERTY, PLANT AND EQUIPMENT. The investment in Property, Plant and Equipment is stated at original cost. For plant dedicated to providing regulated telecommunications services, depreciation is

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE A -- ACCOUNTING POLICIES (CONTINUED) based on the remaining life method of depreciation and straight-line composite rates determined on the basis of equal life groups of certain categories of telephone plant acquired in a given year. When depreciable telephone plant is disposed of, the original cost less net salvage value is charged to accumulated depreciation. The cost of other property, plant and equipment is depreciated using either straight-line or accelerated methods over the estimated useful lives of the assets. Gains or losses on disposal of other depreciable property, plant and equipment are recognized in the year of disposition as an element of Other Income, net.

    INTANGIBLE ASSETS. Intangible Assets consist of the excess consideration paid over the fair value of net tangible assets acquired in business combinations, and include acquired licenses and customer lists. Intangible Assets are being amortized using the straight-line and accelerated methods over periods of benefit. Such periods do not exceed 40 years. The carrying value of Intangible Assets is periodically reviewed on the basis of whether such intangibles are fully recoverable from projected net cash flows of the related business unit. Amortization of such intangibles was $58, $49 and $50 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, accumulated amortization of intangibles was $321 and $220, respectively.

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

    Exchange gains and losses on transactions of the company and its equity investees denominated in a currency other than their functional currency are generally included in results of operations as incurred unless the transactions are hedged (see "Derivative Financial Instruments" below). The exchange gains and losses for the years ended December 31, 1997, 1996 and 1995 were not material.

    DERIVATIVE FINANCIAL INSTRUMENTS. BellSouth generally enters into derivative financial instruments only for hedging purposes. Deferral accounting is applied when the derivative reduces the risk of the underlying hedged item effectively as a result of high inverse correlation with the value of the hedged item. If a derivative instrument either initially fails or later ceases to meet the criteria for deferral or settlement accounting, any subsequent gains or losses are recognized currently in income.

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

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE A -- ACCOUNTING POLICIES (CONTINUED)
    Interest rate swap agreements are treated as off-balance-sheet financial instruments. Receipts or payments resulting from these instruments are recognized as adjustments to Interest Expense as received or paid.

    REVENUE RECOGNITION. Revenues are recognized when earned. Certain revenues derived from local telephone and wireless services are billed monthly in advance and are recognized the following month when services are provided. Directory Advertising and Publishing revenues and related directory costs are recognized upon publication of directories. Revenues derived from other telecommunications services, principally network access, toll and cellular airtime usage, are recognized monthly as services are provided. Allowances for uncollectible billed services are adjusted monthly. The provision for such uncollectible accounts was $304, $254 and $213 for the years ended December 31, 1997, 1996 and 1995, respectively.

    Revenues from services provided to AT&T Corp., BellSouth's largest customer, were approximately 8%, 9% and 10% of Total Operating Revenues for 1997, 1996 and 1995, respectively.

    MAINTENANCE AND REPAIRS. The cost of maintenance and repairs of plant, including the cost of replacing minor items not affecting substantial betterments, is charged to Operating Expenses.

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

    EARNINGS PER SHARE. In 1997, BellSouth adopted SFAS No. 128, "Earnings per Share," which requires the presentation of both basic and diluted earnings per share. Basic earnings per share is computed based on the weighted-average number of common shares outstanding during each year. Diluted earnings per share is based on the sum of the weighted-average number of common shares outstanding plus common stock equivalents arising out of employee stock options and benefit plans. Earnings per share information for all prior periods have been restated to conform to the requirements of the standard. Common stock equivalents included in the calculation of diluted earnings per share were approximately 3 million, 2 million and 1 million, respectively, for the years ended December 31, 1997, 1996 and 1995. BellSouth's earnings, used for per share calculations, are the same for both the basic and diluted methods.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE B -- INVESTMENTS AND ADVANCES

    Investments and Advances as of December 31 consist of the following:

                                                                                       1997       1996
                                                                                     ---------  ---------
Investments accounted for under the equity method..................................  $   2,007  $   1,676
Advances to and notes receivable from affiliates...................................        631        675
Other investments..................................................................         37         79
                                                                                     ---------  ---------
  Total Investments and Advances...................................................  $   2,675  $   2,430
                                                                                     ---------  ---------
                                                                                     ---------  ---------

    BellSouth's equity method investments primarily include various partnerships in domestic and international wireless properties and other international communications consortia. Losses related to investments accounted for under the equity method were $(242), $(76) and $(86) for the three years ended December 31, 1997, 1996 and 1995, respectively, and are included as a component of Other Income, net.

    DOMESTIC CELLULAR. BellSouth's domestic cellular investments consist primarily of a 60.0% non-controlling financial interest in the Los Angeles Cellular Telephone Company and a 43.8% interest in the Houston Cellular Telephone Company. At December 31, 1997, BellSouth's aggregate investment in these entities exceeded the underlying book value of the investees' net assets by $851. The excess of consideration paid over net assets acquired, along with other intangible assets, is being amortized using either straight-line or accelerated methods over periods of benefit, which do not exceed 40 years.

    INTERNATIONAL COMMUNICATIONS. BellSouth has equity investments in international cellular operations in Latin America, Europe, the Asia-Pacific region and other international markets with ownership ranging from 22.5% to 46.5%.

    In 1997, two joint ventures in which BellSouth is a partner were awarded licenses to provide cellular services in Sao Paulo, Brazil and a six-state region in northeastern Brazil. BellSouth's ownership interests in these entities is 41.0% and 42.5%, respectively. The joint ventures bid approximately $2,400 and $500, respectively, for the licenses. BellSouth's proportionate shares of the remaining unpaid portion of such license fees which are required to be paid in 1998 are $574 and $124, respectively.

    OTHER INVESTMENTS. BellSouth has noncontrolling financial interests ranging from 70% to 80% in the CSL Ventures and 1155 Peachtree Associates real estate partnerships. BellSouth had notes receivable from and advances to these partnerships totaling $194 and $193 at December 31, 1997 and 1996, respectively. The notes bear interest at rates ranging from 6.31% to 9.31% while the advances bear interest at the federal funds rate plus .30%. Principal amounts outstanding at December 31, 1997 are due and payable to BellSouth between January 15, 1998 and August 8, 2002. The instruments require periodic payments of interest and are collateralized by various real estate holdings.

    BellSouth has a credit agreement with Prime South Diversified, Inc. (Prime) to provide up to $250 in financing, of which $250 had been borrowed by Prime as of December 31, 1997 and 1996, respectively. The loan is collateralized by the stock of Prime, which indirectly, wholly owns Community Cable TV in Las Vegas, and its wholly-owned subsidiary, Prime South Holdings, Inc. The loan bears interest at a variable rate of 10% to 11% and matures in 2001.

    BellSouth and RAM Communications Group, Inc. (RAM) are partners in an entity that owns and operates certain mobile data communications networks. Through its investment, BellSouth holds a 49%

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE B -- INVESTMENTS AND ADVANCES (CONTINUED) interest in the United States mobile data operations and various interests in foreign mobile data operations ranging from 6% to 72.5%.

    Minority interests of consolidated subsidiaries, included as a component of Other Income, net, were $(34), $(27) and $(62) for the years ended December 31, 1997, 1996 and 1995, respectively.

    SALES OF OPERATIONS AND INVESTMENTS. In August 1997, BellSouth sold its 24.5% interest in Optus Communications to Cable and Wireless, a U.K. telecommunications company. Under the agreement, BellSouth received approximately $735 in cash for its 490 million shares in Optus Communications. In addition, BellSouth will receive either a 22.3% interest in Occidente y Caribe Celular S.A. (Occel), a cellular communications company located in Colombia, or the equivalent value of that interest in cash, at BellSouth's option, or if Cable and Wireless is not able to transfer its interest in Occel to BellSouth within two years from the sale of Optus Communications. The pretax gain on the sale was $578 ($352 after tax).

    In July 1997, BellSouth sold to ITT Corporation its 20% ownership interest in ITT World Directories Inc. for total proceeds of $265. The pretax gain on such sale was $209 ($128 after tax).

    In November 1997, BellSouth Telecommunications sold to Science Applications International Corporation its 14.3% interest in Bell Communications Research, Inc. (Bellcore) for total proceeds of $65. The pretax gain on such sale, included as a component of Other Income, net, was $38.

    In January 1996, BellSouth sold to Mobile Media Communications, Inc. its paging subsidiary, Mobile Communications Corporation of America (MCCA), and its two-way nationwide narrowband personal communications services license for a total of approximately $930. The pretax gain on such sale was $442 ($344 after tax). MCCA's operating revenues and expenses were $349 and $300, respectively, for the year ended December 31, 1995.

NOTE C -- PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is summarized as follows at December 31:

                                                                                     1997       1996
                                                                                   ---------  ---------
Outside plant....................................................................  $  21,642  $  20,866
Central office equipment.........................................................     18,716     17,442
Operating and other equipment....................................................      4,523      3,595
Building and building improvements...............................................      4,433      3,595
Furniture and fixtures...........................................................      2,987      3,017
Plant under construction.........................................................        815        716
Station equipment................................................................        522        638
Land.............................................................................        190        190
                                                                                   ---------  ---------
                                                                                      53,828     50,059
  Less: Accumulated depreciation.................................................     30,967     28,234
                                                                                   ---------  ---------
    Total Property, Plant and Equipment, net.....................................  $  22,861  $  21,825
                                                                                   ---------  ---------
                                                                                   ---------  ---------

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE D -- OTHER CURRENT LIABILITIES

    Other current liabilities are summarized as follows at December 31:

                                                                                       1997       1996
                                                                                     ---------  ---------
Taxes accrued......................................................................  $     835  $     517
Advanced billing and customer deposits.............................................        620        539
Dividends payable..................................................................        365        363
Salaries and wages payable.........................................................        335        335
Interest and rents accrued.........................................................        309        293
Compensated absences...............................................................        248        244
Other..............................................................................        540        580
                                                                                     ---------  ---------
  Total Other Current Liabilities..................................................  $   3,252  $   2,871
                                                                                     ---------  ---------
                                                                                     ---------  ---------

NOTE E -- DEBT

    DEBT MATURING WITHIN ONE YEAR: Debt maturing within one year is summarized as follows at December 31:

                                                                                   1997       1996
                                                                                 ---------  ---------
Short-term notes payable:
  Bank loans...................................................................  $     465  $      73
  Commercial paper.............................................................      2,438      1,885
Current maturities of long-term debt...........................................        803        166
                                                                                 ---------  ---------
  Total Debt Maturing Within One Year..........................................  $   3,706  $   2,124
                                                                                 ---------  ---------
                                                                                 ---------  ---------

Weighted-average interest rate at end of period:
  Bank loans...................................................................       7.05%      7.40%
  Commercial paper.............................................................       5.92%      5.50%

    BellSouth has committed credit lines aggregating $1,498 with various banks. Borrowings under the committed lines totaled $241 and $92, respectively, at December 31, 1997 and 1996. BellSouth also maintains uncommitted lines of credit aggregating $1,020. At December 31, 1997, there were no borrowings under the uncommitted lines. There are no significant commitment fees or requirements for compensating balances associated with any lines of credit.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE E -- DEBT (CONTINUED)
    LONG-TERM: Long-term debt, summarized below, consists primarily of debentures and notes issued by BellSouth Telecommunications. Interest rates and maturities in the table below are for the amounts outstanding at December 31, 1997.

                                                   CONTRACTUAL
                                                  INTEREST RATES      MATURITIES      1997       1996
                                                ------------------  --------------  ---------  ---------
BellSouth Telecommunications Debentures:            4.375% - 6.75%     1998 - 2045  $   1,820  $   1,905
                                                        6.65% - 7%            2095        644        635
                                                        7% - 8.25%     2010 - 2035      1,450      2,050
                                                                                    ---------  ---------
                                                                                        3,914      4,590
BellSouth Telecommunications Notes............          5.25% - 7%     1998 - 2008      2,175      2,175
BellSouth Capital Funding Corporation Notes...       4.89% - 9.25%     1998 - 2097      1,290        820
Guarantee of ESOP debt........................      9.125% - 9.19%            2003        534        594
Other.........................................                                            275        136
Unamortized discount, net of premium..........                                            (37)       (33)
                                                                                    ---------  ---------
                                                                                        8,151      8,282
Current maturities............................                                           (803)      (166)
                                                                                    ---------  ---------
  Total Long-Term Debt........................                                      $   7,348  $   8,116
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    Maturities of long-term debt outstanding (principal amounts) at December 31, 1997 are summarized below. Maturities after the year 2002 include $500 principal amount of 6.65% debentures due in 2095. At December 31, 1997, such debentures had an accreted book value of $144.

                                1998       1999       2000       2001       2002     THEREAFTER     TOTAL
                              ---------  ---------  ---------  ---------  ---------  -----------  ---------
Maturities..................  $     803  $     274  $     555  $     247  $     336   $   6,329   $   8,544
                              ---------  ---------  ---------  ---------  ---------  -----------  ---------
                              ---------  ---------  ---------  ---------  ---------  -----------  ---------

    Notes issued by BellSouth Capital Funding Corporation (Capital Funding) are used to finance the businesses of BellSouth Enterprises and the unregulated subsidiaries of BellSouth Telecommunications. BellSouth has agreed to ensure the timely payment of principal, premium, if any, and interest on Capital Funding's debt securities.

    During 1997 and 1995, BellSouth Telecommunications retired certain long-term debt issues totaling $600 and $1,885, respectively. As a result of the early extinguishment of these issues, extraordinary losses of $9 ($.01 per share) and $78 ($.08 per share), net of current tax benefits of $6 and $49, respectively, were recognized in 1997 and 1995.

    At December 31, 1997, shelf registration statements were on file with the Securities and Exchange Commission under which $1,427 of debt securities could be offered.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE F -- OTHER LIABILITIES AND DEFERRED CREDITS

    Other liabilities and deferred credits are summarized as follows at December 31:

                                                                                       1997       1996
                                                                                     ---------  ---------
Postretirement benefits other than pensions (see Notes H and L)....................  $     787  $     744
Accrued pension cost (see Notes H and L)...........................................        559        581
Minority interests.................................................................        504        439
Compensation related...............................................................        495        437
Postemployment benefits (see Note L)...............................................        242        229
Other..............................................................................        182        155
                                                                                     ---------  ---------
  Total Other Liabilities and Deferred Credits.....................................  $   2,769  $   2,585
                                                                                     ---------  ---------
                                                                                     ---------  ---------

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

    PREFERRED STOCK AUTHORIZED. BellSouth's Articles of Incorporation authorize 100 million shares of cumulative First Preferred Stock having a par value of $1 per share, of which 30 million shares have been reserved and designated Series A for possible issuance under BellSouth's Shareholder Rights Plan. As of December 31, 1997, no preferred shares had been issued.

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

    SHARES HELD IN TRUST AND TREASURY. During 1995, 1996, and 1997 BellSouth issued shares to grantor trusts to provide partial funding for the benefits payable under certain nonqualified benefit plans. The trusts are irrevocable and assets contributed to the trusts can only be used to pay such benefits with certain exceptions. At December 31, 1997 and 1996, the assets held in the trusts consist of cash and 17,156,663 and 15,796,782 shares, respectively, of BellSouth Common Stock. Of the total shares of BellSouth Common Stock held by the trusts, 15,946,663 were issued by BellSouth directly to the trusts, out of previously unissued shares and 1,210,000 shares were acquired in open market transactions through use of the trusts' funds.

    The total cost of the shares issued by BellSouth as of the date of funding the trusts is included in Common Stock and Paid-In Capital; however, because these shares are not considered outstanding for

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE G -- SHAREHOLDERS' EQUITY (CONTINUED) financial reporting purposes, the shares are included within Shares Held in Trust and Treasury, a reduction to Shareholders' Equity. In addition, there is no earnings per share impact of these shares. The cost of shares acquired in open market purchases by the trust are also included in Shares Held in Trust and Treasury.

    In addition to shares held by the grantor trusts, Shares Held in Trust and Treasury includes treasury shares purchased in connection with BellSouth's announced plans to repurchase shares of its Common Stock. In September 1997, BellSouth announced a plan to repurchase up to $1 billion of its Common Stock through 1998. In 1997 and 1996, BellSouth purchased 3,413,989 and 2,207,152 treasury shares for an aggregate of $157 and $85, respectively. A total of 4,124,624 and 276,168 shares, respectively were reissued under various employee benefit plans and for other purposes.

    Shares Held in Trust and Treasury as of December 31, 1997 and 1996 are comprised of the following:

                                                                  1997                        1996
                                                       --------------------------  --------------------------
                                                          SHARES        AMOUNT        SHARES        AMOUNT
                                                       -------------  -----------  -------------  -----------
Shares held by Grantor Trusts........................     17,156,663   $     519      15,796,782   $     458
Shares held in Treasury..............................      1,220,349          56       1,930,984          74
                                                       -------------       -----   -------------       -----
    Total Shares Held in Trust and Treasury..........     18,377,012   $     575      17,727,766   $     532
                                                       -------------       -----   -------------       -----
                                                       -------------       -----   -------------       -----

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

    The plan covering nonrepresented employees is a cash balance plan which provides pension benefits determined by a combination of compensation-based service and additional credits and individual account-based interest credits. The cash balance plan is subject to a minimum benefit determined under a plan in existence for nonrepresented employees prior to July 1, 1993 which provided benefits based upon credited service and employees' average compensation for a specified period. The minimum benefit under the prior plan is applicable to employees retiring through 2005. The 1997 and 1996 projected benefit obligations assume interest and additional credits greater than the minimum levels specified in the written plan. Pension benefits provided for represented employees are based on specified benefit amounts and years of service and include the projected effect of future bargained-for improvements.

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

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE H -- EMPLOYEE BENEFIT PLANS (CONTINUED)
    The components of net pension income are summarized below:

                                                                          1997       1996       1995
                                                                        ---------  ---------  ---------
Service cost -- benefits earned during the year.......................  $     247  $     288  $     239
Interest cost on projected benefit obligation.........................        818        799        812
Actual return on plan assets..........................................     (2,576)    (1,957)    (3,041)
Net amortization and deferral.........................................      1,347        856      1,937
                                                                        ---------  ---------  ---------
  Net pension (income)................................................  $    (164) $     (14) $     (53)
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    Effective December 31, 1997, the nonrepresented cash balance plans were recombined from six into one cash balance plan. Although only one nonrepresented cash balance plan exists, separate demographic pools are maintained to generate pension income based upon specific company information. The plan recombination will have no material impact on BellSouth in 1998. The change in net pension income is affected by several variables, including changes in actuarial assumptions such as discount rate, return on plan assets and plan amendments. The consolidated net pension income amounts reflected above are exclusive of curtailment effects reflected in the work force reduction and restructuring activities (see Note L) and do not reflect curtailment gains in the amount of $36 and $43 in 1997 and 1996, respectively.

    The following table sets forth the funded status of the plans at December
31:

                                                                                     1997       1996
                                                                                   ---------  ---------
Actuarial present value of:
  Vested benefit obligation......................................................  $  10,222  $   9,321
                                                                                   ---------  ---------
                                                                                   ---------  ---------
  Accumulated benefit obligation.................................................  $  10,682  $   9,824
                                                                                   ---------  ---------
                                                                                   ---------  ---------
  Projected benefit obligation...................................................  $  12,335  $  11,303
Plan assets at fair value........................................................     17,313     15,614
                                                                                   ---------  ---------
Plan assets in excess of projected benefit obligation............................      4,978      4,311
Unrecognized net gain due to past experience different from assumptions made.....     (4,743)    (4,286)
Unrecognized prior service cost..................................................       (335)      (304)
Unrecognized net asset at transition.............................................       (109)      (130)
                                                                                   ---------  ---------
  Accrued pension cost...........................................................  $    (209) $    (409)
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    Accrued pension costs in the previous table consist of $559 and $581 at December 31, 1997 and 1996, respectively, classified as Other Liabilities and Deferred Credits and $350 and $172, respectively, classified as Deferred Charges and Other Assets.

    The significant actuarial assumptions at December 31, 1997 and 1996 were as follows:

                                                                                          1997         1996
                                                                                       -----------  -----------
Weighted-average discount rate.......................................................        7.0%         7.5%
Weighted-average rate of compensation increase.......................................        5.9%         5.8%
Expected long-term rate of return on plan assets.....................................        8.25 %       8.25 %

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. BellSouth sponsors postretirement health and life insurance welfare plans for most of its nonrepresented and represented employees. BellSouth's transition benefit obligation is being amortized over 15 years, the average remaining service period of

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE H -- EMPLOYEE BENEFIT PLANS (CONTINUED) active plan participants at adoption. The accounting for the health care plan does not anticipate future adjustments to the cost-sharing arrangements provided for in the written plan for employees who retire after December 31, 1991.

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

    Net postretirement benefit cost (income) for the years ended December 31, 1997, 1996 and 1995, respectively, is composed of the following:

                                                                              1997                  1996            1995
                                                                      --------------------  --------------------  ---------
                                                                       HEALTH      LIFE      HEALTH      LIFE      HEALTH
                                                                      ---------  ---------  ---------  ---------  ---------
Service cost -- benefits earned during the year.....................  $      27  $      10  $      35  $      12  $      27
Interest on accumulated postretirement benefit obligation...........        218         45        225         43        223
Actual return on plan assets........................................       (242)      (168)      (163)      (103)      (185)
Amortization of transition liability (asset)........................         96        (13)        96        (13)       110
Other amortization and deferral, net................................        179        114        115         58        115
                                                                      ---------  ---------  ---------  ---------  ---------
Net postretirement benefit cost (income)............................  $     278  $     (12) $     308  $      (3) $     290
                                                                      ---------  ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------  ---------


                                                                        LIFE
                                                                      ---------
Service cost -- benefits earned during the year.....................  $      10
Interest on accumulated postretirement benefit obligation...........         38
Actual return on plan assets........................................       (125)
Amortization of transition liability (asset)........................        (13)
Other amortization and deferral, net................................         77
                                                                      ---------
Net postretirement benefit cost (income)............................  $     (13)
                                                                      ---------
                                                                      ---------

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE H -- EMPLOYEE BENEFIT PLANS (CONTINUED)

    The consolidated net postretirement benefit cost (income) amounts reflected above are exclusive of curtailment effects reflected in the work force reduction and restructuring activities discussed in Note L.

    The following table sets forth the plans' funded status at December 31, 1997 and 1996, respectively:

                                                                     1997                  1996
                                                             --------------------  --------------------
                                                              HEALTH      LIFE      HEALTH      LIFE
                                                             ---------  ---------  ---------  ---------
Accumulated postretirement benefit obligation:
  Retirees.................................................  $   2,125  $     372  $   1,994  $     318
  Fully eligible active plan participants..................        524        166        437        135
  Other active plan participants...........................        525        167        541        164
                                                             ---------  ---------  ---------  ---------
                                                                 3,174        705      2,972        617
Plan assets at fair value..................................      1,666        931      1,379        778
                                                             ---------  ---------  ---------  ---------
Accumulated postretirement benefit obligation less than (in
 excess of) plan assets....................................     (1,508)       226     (1,593)       161
Unrecognized prior service cost............................         39         47         71         17
Unrecognized net (gains) losses............................       (279)       (67)      (279)         7
Unrecognized transition obligation (asset).................        961       (138)     1,057       (144)
                                                             ---------  ---------  ---------  ---------
(Accrued) prepaid postretirement benefit cost..............  $    (787) $      68  $    (744) $      41
                                                             ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------

    The significant actuarial assumptions at December 31, 1997 and 1996 were as follows:

                                                                                          1997         1996
                                                                                       -----------  -----------
Weighted-average discount rate.......................................................        7.0%         7.5%
Weighted-average rate of compensation increase.......................................        5.9%         5.8%
Health care cost trend rate (1)......................................................        9.0%         8.5%
Expected long-term rate of return on plan assets (2).................................        8.25 %       8.25 %

------------------------
(1) Trend rate used to value the accumulated postretirement obligation in 1997 and 1996 is assumed to decrease to 5% by 2003.

(2) Rate net of an estimated 30% tax reduction for the nonrepresented employees' trust for 1997 and 1996.

    The health care cost trend rate assumption affects the amounts reported. A one-percentage-point increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation by $258 at December 31, 1997 and the estimated aggregate service and interest cost components of the 1997 postretirement benefit cost by $18.

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

    In 1990, a leveraged Employee Stock Ownership Plan (ESOP) was incorporated into the Savings Plans. The Trusts borrowed $850 by issuing amortizing notes which are guaranteed by BellSouth (see Note E). The Trusts used the loan proceeds to purchase shares of BellSouth common stock in the open market. These shares are held in suspense accounts in the Trusts; a scheduled number of shares is released for allocation to participants as each semiannual loan payment is made. The Trusts service the

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE H -- EMPLOYEE BENEFIT PLANS (CONTINUED) debt with contributions from BellSouth and with dividends paid on the shares held by the Trusts. None of the shares held by the Trusts is subject to repurchase.

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

    BellSouth recognizes expense using the shares allocated accounting method, which combines the cost of the shares allocated for the period plus interest incurred, reduced by the dividends used to service the ESOP debt. Dividends on all ESOP shares are recorded as a reduction to Retained Earnings, and all ESOP shares are included in the computation of earnings per share.

                                                             1997            1996            1995
                                                        --------------  --------------  --------------
Compensation cost.....................................             $76             $58             $75
Interest expense......................................             $31             $33             $37
Actual interest on ESOP Notes.........................             $50             $56             $62
Cash contributions, excluding dividends paid to the
 Trusts...............................................             $90             $91            $101
Dividends paid to the Trusts, used for debt service...             $43             $44             $44
Shares allocated to participants......................      16,710,607      14,305,917      11,942,278
Shares committed to be released.......................              --              --              --
Shares unallocated....................................      15,068,117      17,472,807      19,836,446

NOTE I -- STOCK COMPENSATION PLANS

    At December 31, 1997, BellSouth has stock options outstanding under several stock-based compensation plans. The BellSouth Corporation Stock Plan (the Stock
Plan) provides for grants to key employees of stock options and various other stock-based awards. One share of BellSouth Common Stock is the underlying security for any award. The aggregate number of shares of BellSouth Common Stock which may be granted under the Stock Plan in any calendar year cannot exceed one percent of the shares outstanding at the time of grant. Prior to adoption of the Stock Plan, stock options were granted under the BellSouth Corporation Stock Option Plan. Stock options granted under both plans entitle an optionee to purchase shares of BellSouth Common Stock within prescribed periods at a price either equal to, or in excess of, the fair market value on the date of grant. Options granted under these plans generally become exercisable at the end of three to five years and have a term of 10 years.

    BellSouth applies APB Opinion 25 and related Interpretations in accounting for its stock plans. Accordingly, no compensation cost has been recognized for grants of stock options. Had compensation

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE I -- STOCK COMPENSATION PLANS (CONTINUED) cost for BellSouth's stock-based compensation plans been determined in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," BellSouth's net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

                                                                           1997       1996       1995
                                                                         ---------  ---------  ---------
Net income (loss) -- as reported.......................................  $   3,261  $   2,863  $  (1,232)
Net income (loss) -- pro forma.........................................  $   3,242  $   2,852  $  (1,235)

Basic earnings (loss) per share -- as reported.........................  $    3.29  $    2.88  $   (1.24)
Basic earnings (loss) per share -- pro forma...........................  $    3.27  $    2.87  $   (1.24)
Diluted earnings (loss) per share -- as reported.......................  $    3.28  $    2.87  $   (1.24)
Diluted earnings (loss) per share -- pro forma.........................  $    3.26  $    2.86  $   (1.24)

    The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted in 1997, 1996 and 1995 do not vest for several years and additional awards are made each year.

    The following table summarizes the activity for stock options outstanding:

                                                             1997            1996            1995
                                                        --------------  --------------  --------------
Options outstanding at January 1......................      18,571,392      14,287,748      10,345,924
Options granted.......................................       6,253,883       5,376,513       5,269,040
Options exercised.....................................      (2,000,745)       (692,545)     (1,226,040)
Options forfeited.....................................        (263,124)       (400,324)       (101,176)
Options outstanding at December 31....................      22,561,406      18,571,392      14,287,748

Weighted-average option prices per common share:
  Outstanding at January 1............................          $34.11          $30.56          $28.65
  Granted at fair market value........................          $44.46          $42.50          $30.85
  Granted at above fair market value..................             N/A             N/A          $41.34
  Exercised...........................................          $29.38          $26.24          $24.46
  Forfeited...........................................          $40.03          $33.71          $30.10
  Outstanding at December 31..........................          $37.33          $34.11          $30.56

Weighted-average fair value of options granted at fair
 market value during the year.........................           $8.75           $7.66           $5.60
Weighted-average fair value of options granted at
 above fair market value during the year..............             N/A             N/A           $2.48
Options exercisable at December 31....................       6,032,516       6,523,291       5,242,258
Shares available for grant at December 31.............       9,917,798       9,910,692      10,074,447

    The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                          1997         1996         1995
                                                                       -----------  -----------  -----------
Expected life (years)................................................          5            7            7
Dividend yield.......................................................       3.24%        3.39%        4.55%
Expected volatility..................................................       19.0%        15.4%        15.8%
Risk-free interest rate..............................................       6.22%        5.56%        7.21%

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE I -- STOCK COMPENSATION PLANS (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 1997:

                                    OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                    ----------------------------------------------------  -----------------------------
                       NUMBER           WEIGHTED-           WEIGHTED-        NUMBER        WEIGHTED-
     RANGE OF        OUTSTANDING    AVERAGE REMAINING        AVERAGE      EXERCISABLE       AVERAGE
 EXERCISE PRICES     AT 12/31/97     CONTRACTUAL LIFE    EXERCISE PRICE   AT 12/31/97   EXERCISE PRICE
------------------  -------------  --------------------  ---------------  ------------  ---------------

     $19.81-$29.53      6,347,145       5.38 years          $   27.91       3,151,789      $   26.97
     $29.56-$42.21      4,866,215       6.66 years          $   34.95       1,355,306      $   35.52
     $42.56-$44.19      5,403,479       8.16 years          $   42.64       1,316,821      $   42.81
     $44.38-$55.34      5,944,567       9.12 years          $   44.51         208,600      $   44.38

     $19.81-$55.34     22,561,406       7.31 years          $   37.33       6,032,516      $   32.95

NOTE J -- INCOME TAXES

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

    The provision for income taxes is summarized as follows:

                                                                             1997       1996       1995
                                                                           ---------  ---------  ---------
Federal:
  Current................................................................  $   1,619  $   1,390  $   1,061
  Deferred, net..........................................................        272        170       (148)
  Investment tax credits, net............................................        (65)       (77)       (69)
                                                                           ---------  ---------  ---------
                                                                               1,826      1,483        844
                                                                           ---------  ---------  ---------
State:
  Current................................................................        289        235        203
  Deferred, net..........................................................         36         27        (23)
                                                                           ---------  ---------  ---------
                                                                                 325        262        180
                                                                           ---------  ---------  ---------
    Total provision for income taxes.....................................  $   2,151  $   1,745  $   1,024
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

    Extraordinary losses in 1997 and 1995 are presented in the Consolidated Statements of Income, net of tax benefits totaling $6 and $1,780, respectively. All of the 1997 benefit was current. Of the 1995 benefit, $49 was current and $1,731 was deferred.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE J -- INCOME TAXES (CONTINUED)
    Temporary differences which gave rise to deferred tax assets and (liabilities) at December 31 were as follows:

                                                                                      1997       1996
                                                                                    ---------  ---------
  Compensation related............................................................  $     748  $     707
  Allowance for uncollectibles....................................................         94         87
  Work force reduction charge.....................................................         66        210
  Regulatory sharing accruals.....................................................         58         32
  Other...........................................................................        186        244
                                                                                    ---------  ---------
                                                                                        1,152      1,280
  Valuation allowance.............................................................        (72)       (64)
                                                                                    ---------  ---------
  Deferred Tax Assets.............................................................      1,080      1,216
                                                                                    ---------  ---------
  Depreciation....................................................................     (2,206)    (2,110)
  Equity investments..............................................................       (266)      (354)
  Issue basis accounting..........................................................       (214)      (197)
  Licenses........................................................................       (199)      (187)
  Other...........................................................................       (259)      (133)
                                                                                    ---------  ---------
    Deferred Tax Liabilities......................................................     (3,144)    (2,981)
                                                                                    ---------  ---------
      Net Deferred Tax Liability..................................................  $  (2,064) $  (1,765)
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    The valuation allowance, which increased by $8 and $9 in 1997 and 1996, respectively, primarily relates to state net operating losses that may not be utilized during the carryforward period. Of the Net Deferred Tax Asset (Liability) at December 31, 1997 and 1996, $(41) and $134, respectively, were current and $(2,023) and $(1,899), respectively, were noncurrent.

    A reconciliation of the Federal statutory income tax rate to BellSouth's effective tax rate follows:

                                                                               1997       1996       1995
                                                                             ---------  ---------  ---------
Federal statutory tax rate.................................................       35.0%      35.0%      35.0%
State income taxes, net of Federal income tax benefit......................        3.9        3.7        4.5
Amortization of investment tax credits.....................................       (1.2)      (1.7)      (2.7)
Equity of unconsolidated subsidiaries......................................        1.6        1.6        2.0
Benefit of capital loss carryforward.......................................         --         --       (0.4)
Basis difference in disposed subsidiary....................................         --       (1.5)        --
Miscellaneous items, net...................................................        0.4        0.8        1.2
                                                                             ---------  ---------  ---------
  Effective tax rate.......................................................       39.7%      37.9%      39.6%
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

NOTE K -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                                             1997       1996       1995
                                                                           ---------  ---------  ---------
CASH PAID FOR:
Income Taxes.............................................................  $   1,839  $   1,427  $   1,231
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------
Interest.................................................................  $     759  $     740  $     760
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE K -- SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)
    In 1997, BellSouth began consolidating certain international operations which had previously been accounted for under the equity method. Such consolidation resulted in an increase in assets of $375 (net of a $225 decrease in equity investments) and a corresponding increase in liabilities.

NOTE L -- WORK FORCE REDUCTION CHARGE

    In the fourth quarter of 1995, BellSouth recognized a pretax charge of $1,082 related to work force reductions. The primary component of the charge, $942 for planned work force reductions in the core wireline business by the end of 1997, consisted of $561 under the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," related to those employees who would receive severance benefits under preexisting separation plans, and $381 for curtailment losses under the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Substantially all of the curtailment losses relate to postretirement benefits other than pensions. The remaining components of the charge were $85 for expected severance benefit payments after 1997, also under SFAS No. 112, and $55 for additional net curtailment losses related to employee reductions under a restructuring plan initiated in 1993 and completed in 1995.

    The plan was substantially completed in 1997 and resulted in the reduction of the wireline telephone operations work force by approximately 11,600 employees over the term of the plan.

NOTE M -- DISCONTINUANCE OF SFAS NO. 71

    In 1995, as a result of its continuing regulatory and marketplace assessments, BellSouth Telecommunications concluded that it was required to discontinue application of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," for financial reporting purposes. Accordingly, BellSouth Telecommunications recorded a noncash extraordinary charge of $2,718 (net of a deferred tax benefit of $1,731). The components of the charge are as follows:

                                                                                     PRETAX    AFTER TAX
                                                                                    ---------  ---------
Reduction in recorded value of long-lived telephone plant.........................  $  (4,896) $  (3,002)
Full adoption of issue basis accounting...........................................        317        194
Elimination of regulatory assets and liabilities..................................        111         71
Partial adjustment to unamortized investment tax credits..........................         19         19
                                                                                    ---------  ---------
  Total...........................................................................  $  (4,449) $  (2,718)
                                                                                    ---------  ---------
                                                                                    ---------  ---------

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE M -- DISCONTINUANCE OF SFAS NO. 71 (CONTINUED)
    The reduction of telephone plant, $4,896 (pretax), was recorded as an increase to the related accumulated depreciation accounts, the categories and amounts of which are as follows:

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

    For financial reporting purposes, the average depreciable lives of affected categories of long-lived telephone plant have been reduced to more closely reflect the economic and technological lives. Differences between regulator-approved asset lives and the current estimated economic asset lives are as follows:

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

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE N -- FINANCIAL INSTRUMENTS

    The recorded amounts of cash and cash equivalents, temporary cash investments, bank loans and commercial paper approximate fair value due to the short-term nature of these instruments. The fair value for BellSouth Telecommunications Debentures and Notes are estimated based on the closing market prices for each issue at December 31, 1997 and 1996. Fair value estimates for the Guarantee of ESOP Debt, BellSouth Capital Funding Corporation Notes, foreign exchange contracts, foreign currency swaps and interest rate swaps are based on quotes from dealers. Since judgment is required to develop the estimates, the estimated amounts presented herein may not be indicative of the amounts that BellSouth could realize in a current market exchange.

    Following is a summary of financial instruments where the fair values differ from the recorded amounts as of December 31, 1997 and 1996:

                                                                          1997                      1996
                                                                ------------------------  ------------------------
                                                                              ESTIMATED                 ESTIMATED
                                                                 RECORDED       FAIR       RECORDED       FAIR
                                                                  AMOUNT        VALUE       AMOUNT        VALUE
                                                                -----------  -----------  -----------  -----------
BALANCE SHEET FINANCIAL INSTRUMENTS
  Long-Term Debt:
    BellSouth Telecommunications Debentures...................   $   3,914    $   3,949    $   4,590    $   4,422
    BellSouth Telecommunications Notes........................       2,175        2,193        2,175        2,141
    BellSouth Capital Funding Corporation Notes...............       1,290        1,324          820          856
    Guarantee of ESOP Debt....................................         534          584          594          675
OFF BALANCE SHEET FINANCIAL INSTRUMENTS
  Interest Rate Swaps.........................................          --           (6)          --           (5)
  Foreign Exchange Forward Contracts..........................          --           (3)          --           --

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

    CURRENCY SWAP. BellSouth entered into a currency swap in 1994 to hedge European Currency Units (ECU) 125,000,000 debt issued by Capital Funding. The currency swap and related debt mature in February 1999. At December 31, 1997, the net currency swap receivable, which equals the fair value of the swap, was $0 and the related net interest receivable was $7, both of which are included in accounts receivable in the consolidated balance sheet at December 31, 1997.

    INTEREST RATE SWAPS. BellSouth enters into interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. As of December 31, 1997 and 1996, BellSouth was a party to various interest rate swaps with an aggregate notional amount of $120. Under these swaps, BellSouth paid fixed rates averaging 7.13% at December 31, 1997 and 1996 and received variable rates averaging 5.69% and 5.52% at December 31, 1997 and 1996, respectively. These swaps mature at dates ranging from 2001 to 2002.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE N -- FINANCIAL INSTRUMENTS (CONTINUED)
    OTHER. BellSouth has also issued letters of credit and financial guarantees which approximate $356 at December 31, 1997. Of this total, $275 represents the U.S. Dollar equivalent of the outstanding debt of E-Plus (a partially-owned wireless communications company located in Germany) guaranteed by BellSouth. BellSouth has agreed to guarantee E-Plus borrowings up to a U.S. Dollar equivalent of $397 (705 million German Marks) at December 31, 1997.

    Since there is no market for the instruments, it is not practicable to estimate their fair value.

    CONCENTRATIONS OF CREDIT RISK. Financial instruments which potentially subject BellSouth to credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to these receivables, other than those from Interexchange Carriers, are limited due to the composition of the customer base, which includes a large number of individuals and businesses. At December 31, 1997 and 1996, approximately $485 and $492, respectively, of trade accounts receivable were from Interexchange Carriers.

NOTE O -- COMMITMENTS AND CONTINGENCIES

    LEASES. BellSouth has entered into operating leases for facilities and equipment used in operations. Rental expense under operating leases was $273, $269 and $252 for 1997, 1996 and 1995, respectively. Capital leases currently in effect are not significant.

    The following table summarizes the approximate future minimum rentals under noncancelable operating leases in effect at December 31, 1997:

                                          1998  1999  2000  2001  2002   THEREAFTER   TOTAL
                                          ----  ----  ----  ----  ----   ----------   ------
Minimum rentals.........................  $148  $142  $122  $103  $88       $431      $1,034
                                          ----  ----  ----  ----  ----     -----      ------
                                          ----  ----  ----  ----  ----     -----      ------

    OUTSIDE PLANT. BellSouth currently self-insures all of its outside plant against casualty losses. The net book value of outside plant was $7,408 and $7,621 at December 31, 1997 and 1996, respectively. Such outside plant, located in the nine southeastern states served by BellSouth Telecommunications, is susceptible to damage from severe weather conditions and other perils, including hurricanes.

    OUTSOURCING CONTRACTS. Beginning in 1997, BellSouth Telecommunications contracted with various entities to outsource the performance of certain engineering functions, as well as its information technology operations and application development. These contracts expire at various dates through 2008, are generally renewable, and are cancelable upon the payment of additional fees or for nonperformance. Future minimum payments for these contracts range from $465 to $625 annually over the next ten years and replace costs previously incurred for BellSouth Telecommunications' employees, facilities, equipment and other costs.

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

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE P -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included. The results for third quarter 1997 include pretax gains on sales of operations of $787, which increased net income by $480. The results for first quarter 1996 include a pretax gain on sale of paging business of $442, which increased net income by $344.

                                                                 FIRST     SECOND      THIRD     FOURTH
                                                                QUARTER    QUARTER    QUARTER    QUARTER
                                                               ---------  ---------  ---------  ---------
1997
Operating Revenues...........................................  $   4,845  $   4,923  $   5,193  $   5,600
Operating Income.............................................  $   1,353  $   1,224  $   1,346  $   1,453
Income Before Extraordinary Loss.............................  $     693  $     654  $   1,185  $     738
Extraordinary Loss on Early Extinguishment of Debt, net of
 tax.........................................................         --         --         --         (9)
                                                               ---------  ---------  ---------  ---------
Net Income...................................................  $     693  $     654  $   1,185  $     729
                                                               ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------
EARNINGS PER SHARE:
Basic and Diluted
  Income Before Extraordinary Loss...........................  $     .70  $     .66  $    1.19  $     .74
  Extraordinary Loss on Early Extinguishment of Debt, net of
    tax......................................................         --         --         --       (.01)
                                                               ---------  ---------  ---------  ---------
  Net Income*................................................  $     .70  $     .66  $    1.19  $     .73
                                                               ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------

1996
Operating Revenues...........................................  $   4,541  $   4,620  $   4,829  $   5,050
Operating Income.............................................  $   1,183  $   1,188  $   1,201  $   1,207
Net Income...................................................  $     970  $     629  $     631  $     633
Earnings Per Share - Basic...................................  $     .98  $     .63  $     .63  $     .64
Earnings Per Share - Diluted.................................  $     .97  $     .63  $     .63  $     .64

------------------------

    * Sum of quarterly amounts does not equal annual amount due to rounding.

SUPPLEMENTARY DATA

                             BELLSOUTH CORPORATION
                               DOMESTIC CELLULAR
                          PROPORTIONATE OPERATING DATA
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

    The following table sets forth unaudited, supplemental financial data for BellSouth's domestic cellular operations reflecting proportionate consolidation of entities in which BellSouth has an interest. This presentation differs from the consolidation methodology used to prepare BellSouth's principal financial statements in accordance with generally accepted accounting principles. The proportionate operating data reflect BellSouth's ownership percentage of entities consolidated for financial reporting purposes and BellSouth's ownership percentage in the entities which are accounted for on the equity method for financial reporting purposes. The data exclude gains (losses) from the disposition of property interests and other unusual items and include equipment revenue, net of cost.

                                                                                                  YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1997       1996
                                                                                             ---------  ---------
Cellular Revenue, net......................................................................  $   2,520  $   2,312
                                                                                             ---------  ---------
Operating Expenses.........................................................................      1,364      1,308
Depreciation and Amortization..............................................................        461        364
                                                                                             ---------  ---------
    Total Operating Expenses...............................................................      1,825      1,672
                                                                                             ---------  ---------
Operating Income...........................................................................        695        640
Other Expenses, net (including interest and taxes).........................................        301        277
                                                                                             ---------  ---------
    Net Income.............................................................................  $     394  $     363
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Operating Margins as a Percentage of Revenue:
  Including Depreciation and Amortization..................................................       27.6%      27.7%
  Excluding Depreciation and Amortization..................................................       45.9%      43.4%
Operational Comparisons (thousands):
  Proportionate Cellular Population Served.................................................     40,235     40,696
  Proportionate Cellular Customers.........................................................      4,105      3,612

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No change in accountants or disagreements on the adoption of appropriate accounting standards or financial disclosure has occurred during the periods included in this report.

                                    PART III

ITEMS 10 THROUGH 13.

    Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure on page 25 in Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A.

    The additional information required by these items will be included in the registrant's definitive proxy statement dated March 10, 1998 as follows, and is herein incorporated by reference pursuant to General Instruction G(3):

                                                                                                    PAGE(S) IN
                                                                                                    DEFINITIVE
                                                                                                       PROXY
      ITEM                                         DESCRIPTION                                       STATEMENT
-----------------  ----------------------------------------------------------------------------  -----------------
       10.         Directors and Executive Officers of the Registrant..........................        5-12
       11.         Executive Compensation......................................................      26-31(a)
       12.         Security Ownership of Certain Beneficial
                    Owners and Management......................................................         12
       13.         Certain Relationships and Related Transactions..............................        26(b)
-----------------

    (a) Beginning with "Compensation Committee Interlocks and Insider Participation"

    (b) Includes only "Compensation Committee Interlocks and Insider Participation"

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                    PAGE(S) IN THIS
                                                                                                       FORM 10-K
                                                                                                   -----------------
a. Documents filed as a part of the report:
    (1) Financial Statements:
        Report of Independent Accountants........................................................         48
        Consolidated Statements of Income........................................................         49
        Consolidated Balance Sheets..............................................................         50
        Consolidated Statements of Shareholders' Equity..........................................         51
        Consolidated Statements of Cash Flows....................................................         52
        Notes to Consolidated Financial Statements...............................................         53
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

 EXHIBIT
 NUMBER
---------
 3a        Restated and Amended Articles of Incorporation of BellSouth Corporation as of February 23, 1998.
 3b        Bylaws of BellSouth Corporation as Amended on February 23, 1998.
 4         BellSouth Corporation Shareholder Rights Agreement. (Exhibit 4-b to Form 8-K. Date of report November
           27, 1989.)

 EXHIBIT
 NUMBER
---------
 4a        No instrument which defines the rights of holders of long and intermediate term debt of BellSouth
           Corporation is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, BellSouth Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.
10a        BellSouth Corporation Officer Short Term Incentive Award Plan. (Exhibit 10y to Form 10-Q for the quarter ended September 30, 1996, File No. 1-8607.)
10b        BellSouth Corporation Executive Long Term Incentive Plan. (Exhibit 10e to Form 10-K for the year ended
           December 31, 1991, File No. 1-8607.)
10c        BellSouth Corporation Executive Long Term Disability and Survivor Protection Plan as amended and restated effective January 1, 1994. (Exhibit 10c-1 to Form 10-K for the year ended December 31, 1993,
           File No. 1-8607.)
10d        BellSouth Corporation Executive Transfer Plan. (Exhibit 10ee to Registration Statement No. 2-87846.)
10e        BellSouth Corporation Death Benefit Program. (Exhibit 10ff to Form 10-K for the year ended December 31,
           1989, File No. 1-8607.)
10f        BellSouth Corporation Plan For Non-Employee Directors' Travel Accident Insurance. (Exhibit 10ii to
           Registration Statement No. 2-87846.)
10g        BellSouth Corporation Executive Incentive Award Deferral Plan as amended and restated effective
           September 23, 1996. (Exhibit 10g to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10h        BellSouth Corporation Nonqualified Deferred Compensation Plan as amended and restated effective November
           25, 1996. (Exhibit 10h to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10i        BellSouth Corporation Supplemental Executive Retirement Plan as amended on May 18, 1995. (Exhibit 10j-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10j        BellSouth Corporation Directors Retirement Plan. (Exhibit 10qq to Form 10-K for the year ended December
           31, 1986, File No. 1-8607.)
10k        BellSouth Corporation Financial Counseling Plan. (Exhibit 10r to Form 10-K for the year ended December
           31, 1992, File No. 1-8607.)
10k-1      Amendment dated November 3, 1995 to the BellSouth Corporation Financial Counseling Plan for Executives.
           (Exhibit 10l-1 to Form 10-K for the year ended December 31, 1995, File No. 1-8607.)
10l        BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors. (Exhibit 10gg to
           Registration Statement No. 2-87846.)
10m        BellSouth Corporation Executive Life Insurance Plan. (Exhibit 10v to Form 10-K for the year ended
           December 31, 1992, File No. 1-8607.)
10n        BellSouth Corporation Non-Employee Directors' Stock Option Plan. (Exhibit 10z to Form 10-Q for the
           quarter ended March 31, 1997, File No. 1-8607.)
10o        Form of Executive Officer Successor and Retirement Agreement. (Exhibit 10aa to Form 10-Q for the quarter ended September 30, 1996, File No. 1-8607.)
10p        BellSouth Non-Employee Directors Charitable Contribution Program. (Exhibit 10z to Form 10-K for the year ended December 31, 1992, File No. 1-8607.)
10q        BellSouth Personal Retirement Account Pension Plan, as amended and restated effective July 1, 1996.
           (Exhibit 10r to Form 10-Q for the quarter ended September 30, 1996, File No. 1-8607.)

 EXHIBIT
 NUMBER
---------
10q-1      Amendment dated April 15, 1997 to the BellSouth Personal Retirement Account Pension Plan (Exhibit 10q-1
           to Form 10-Q for the quarter ended March 31, 1997, File No. 1-8607.)
10q-2      Amendment dated September 12, 1997 to the BellSouth Personal Retirement Account Pension Plan (Exhibit
           10q-1 to Form 10-Q for the quarter ended September 30, 1997, File No. 1-8607.)
10q-3      Amendment dated October 31, 1997 to the BellSouth Personal Retirement Account Pension Plan (Exhibit
           10q-2 to Form 10-Q for the quarter ended September 30, 1997, File No. 1-8607.)
10r        BellSouth Corporation Trust Under Executive Benefit Plan(s) as amended April 28, 1995. (Exhibit 10u-1 to
           Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10r-1      Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Executive Benefit Plan(s).
           (Exhibit 10s-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10s        BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) as amended April 28, 1995.
           (Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10s-1      Amendment dated May 23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit
           Plan(s). (Exhibit 10t-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10t        BellSouth Corporation Trust Under Board of Directors Benefit Plan(s) as amended April 28, 1995. (Exhibit
           10w-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10t-1      Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Board Directors Benefit Plan(s).
           (Exhibit 10u-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10u        BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s) as amended April 28,
           1995. (Exhibit 10x-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10u-1      Amendment dated May 23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Board of Directors
           Benefit Plan(s). (Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10v        BellSouth Corporation Stock Plan as amended on September 23, 1996 and November 24, 1996. (Exhibit 10v to
           Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10w        BellSouth Retirement Savings Plan as amended and restated effective July 1, 1996. (Exhibit 10x to Form
           10-Q for the quarter ended September 30, 1996, File No. 1-8607.)
10w-1      Amendment dated February 18, 1997 to the BellSouth Retirement Savings Plan (Exhibit 10w-1 to Form 10-Q
           for the quarter ended March 31, 1997, File No. 1-8607.)
10w-2      Amendment dated June 24, 1997 to the BellSouth Retirement Savings Plan (Exhibit 10w-2 to Form 10-Q/A for
           the quarter ended June 30, 1997, File No. 1-8607.)
10x        BellSouth Corporation Officer Estate Enhancement Plan and Agreement. (Exhibit 10x to Form 10-K for the
           year ended December 31, 1996, File No. 1-8607.)
10y        BellSouth Change in Control Executive Severance Agreements. (Exhibit 10y to Form 10-K for the year ended
           December 31, 1996, File No. 1-8607.)
11         Computation of Earnings Per Share.
12         Computation of Ratio of Earnings to Fixed Charges.
21         Subsidiaries of BellSouth.
24         Powers of Attorney.

 EXHIBIT
 NUMBER
---------
27         Financial Data Schedule.
99a        Annual report on Form 11-K for BellSouth Retirement Savings Plan for the fiscal year ended December 31,
           1997 (to be filed as an amendment hereto within 180 days of the end of the period covered by this report.)

99b        Annual report on Form 11-K for BellSouth Savings and Security ESOP Plan for the
           fiscal year ended December 31, 1997 (to be filed as an amendment hereto within 180 days of the end of the period covered by this report.)

b. Reports on Form 8-K:

   DATE OF EVENT                                      SUBJECT
--------------------  ------------------------------------------------------------------------
January 22, 1998                        Fourth Quarter 1997 Earnings Release

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BELLSOUTH CORPORATION

                                            /s/ W. PATRICK SHANNON
     ---------------------------------------------------------------------------

                                          W. Patrick Shannon
                                          VICE PRESIDENT AND CONTROLLER
                                          February 25, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:
F. Duane Ackerman*
CHAIRMAN OF THE BOARD,
PRESIDENT AND CHIEF EXECUTIVE OFFICER

PRINCIPAL FINANCIAL OFFICER:
Ronald M. Dykes*
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

PRINCIPAL ACCOUNTING OFFICER:
W. Patrick Shannon*
VICE PRESIDENT AND CONTROLLER

DIRECTORS:
F. Duane Ackerman*                             John G. Medlin, Jr.*
Reuben V. Anderson*                            Robin B. Smith*
James H. Blanchard*                            C. Dixon Spangler, Jr.*
J. Hyatt Brown*                                William S. Stavropoulos*
Armando M. Codina*                             Ronald A. Terry*
Phyllis Burke Davis*                           J. Tylee Wilson*

                                               *By: /s/ W. PATRICK SHANNON
                                               ---------------------------------

                                                 W. Patrick Shannon
                                       (INDIVIDUALLY AND AS ATTORNEY-IN-FACT)
                                                 February 25, 1998

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We consent to the incorporation by reference in the registration statements of BellSouth Corporation on Form S-3 (Nos. 33-29411, 33-48929, 33-49461, 33-51449, 33-63173, 333-21233, 333-31301 and 333-45607) and Form S-8 (Nos.
33-38265, 33-38264, 33-38263, 33-30773, 33-30772, 33-26518, 33-12165, 2-94802,
33-49459, 333-01427, 333-01429, 333-13783 and 333-38295) of our report, dated
February 3, 1998, which includes an explanatory paragraph stating that the Company discontinued accounting for the operations of BellSouth Telecommunications, Inc. in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," effective June 30, 1995, on our audits of the consolidated financial statements of BellSouth Corporation as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, which report is included in this Annual Report on Form 10-K.

                                    /s/ Coopers & Lybrand L.L.P.

Atlanta, Georgia

February 25, 1998