Form 10-Q
period 1998-03-31
BELLSOUTH CORP
filed 1998-05-15
CIK 732713

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C.  20549




                               FORM 10-Q
                              (Mark One)

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

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

At April 30, 1998, a total of 990,094,691 common shares was outstanding.

                      Table of Contents


Item                                                         Page
                            Part I
 1.  Financial Statements                                      3
         Consolidated Statements of Income                     3
         Consolidated Balance Sheets                           4
         Consolidated Statements of Cash Flows                 5
         Consolidated Statements of Shareholders' Equity
          and Comprehensive Income                             6
         Notes to Consolidated Financial Statements            8
         Selected Operating Data                              10

 2.  Management's Discussion and Analysis of Results of
     Operations and Financial Condition                       12
        Results of Operations                                 13
            Volumes of Business                               13
            Operating Revenues                                15
            Operating Expenses                                17
            Other Income Statement Items                      18
        Financial Condition                                   19
        Regulatory Developments and Competition               20
            Federal Developments                              20
            State Developments                                20
        Other Matters                                         20
        Safe Harbor Statement                                 21

                           Part II
 6.  Exhibits and Reports on Form 8-K                         22
                     PART I - FINANCIAL INFORMATION

                         BELLSOUTH CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
                (In Millions, Except Per Share Amounts)


                              For the Three Months
                                 Ended March 31,
                                 1998       1997
Operating Revenues:
 Network and related services:
  Local service                 $ 2,262     $ 2,104
  Interstate access                 945         917
  Intrastate access                 206         218
  Toll                              175         174
 Wireless communications          1,116         765
 Directory advertising and
  publishing                        362         361
 Other services                     360         306
    Total Operating Revenues      5,426       4,845

Operating Expenses:
 Cost of services and
  products                        1,667       1,422
 Depreciation and
  amortization                    1,043         960
 Selling, general and
  administrative                  1,262       1,110
    Total Operating Expenses      3,972       3,492

Operating Income                  1,454       1,353

Interest Expense                    190         183
Gain on Sale of Operations          155          --
Other Income (Expense), net          28          (7)

Income Before Income Taxes        1,447       1,163
Provision for Income Taxes          555         470

Net Income                      $   892     $   693

Weighted-Average Common
 Shares Outstanding:
  Basic                              991        992
  Diluted                            997        994
Dividends Declared Per Common
 Share                            $  .36     $  .36
Earnings Per Share:
  Basic                           $  .90     $  .70
  Diluted                         $  .89     $  .70



   The accompanying notes are an integral part of these consolidated financial statements.

                         BELLSOUTH CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                (In Millions, Except Per Share Amounts)

                                                 March 31,    December 31,
                                                    1998          1997
                                                (Unaudited)
                    ASSETS
Current Assets:
 Cash and cash equivalents                      $   2,120      $   2,570
 Temporary cash investments                             9             17
 Accounts receivable, net of allowance for
  uncollectibles of $253 and $246                   4,433          4,750
 Material and supplies                                421            393
 Other current assets                                 533            387
     Total Current Assets                           7,516          8,117

Investments and Advances                            2,896          2,675
Property, Plant and Equipment:
 Property, plant and equipment                     55,283         53,828
 Accumulated depreciation                          31,933         30,967
   Property, Plant and Equipment, net              23,350         22,861

Deferred Charges and Other Assets                     754            702
Intangible Assets, net                              2,427          1,946

Total Assets                                    $  36,943      $  36,301

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Debt maturing within one year                  $   3,302      $   3,706
 Accounts payable                                   1,619          1,825
 Other current liabilities                          3,620          3,252
   Total Current Liabilities                        8,541          8,783
Long-Term Debt                                      7,673          7,348
Deferred Credits and Other Liabilities:
 Accumulated deferred income taxes                  2,016          2,023
 Unamortized investment tax credits                   201            213
 Other liabilities and deferred credits             2,820          2,769
   Total Deferred Credits and Other
     Liabilities                                    5,037          5,005
Shareholders' Equity:
 Common stock, $1 par value                         1,010          1,010
 Paid-in capital                                    7,706          7,714
 Retained earnings                                  7,919          7,382
 Accumulated other comprehensive income                40             36
 Shares held in trust and treasury                   (614)          (575)
 Guarantee of ESOP debt                              (369)          (402)
   Total Shareholders' Equity                      15,692         15,165

Total Liabilities and Shareholders' Equity      $  36,943      $  36,301




   The accompanying notes are an integral part of these consolidated financial statements.

                         BELLSOUTH CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                (In Millions, Except Per Share Amounts)
                                                        For the Three Months
                                                          Ended March 31,
                                                           1998      1997
     Cash Flows from Operating Activities:
    Net income                                           $   892   $    693
      Adjustments to net income:
       Depreciation and amortization                       1,043       960
       Gain on sale of operations                           (155)        -
       Net losses (earnings) and dividends from
        unconsolidated affiliates                             37        69
       Provision for uncollectibles                           76        66
       Deferred income taxes and unamortized
         investment tax credits                              (16)      (10)
      Net change in:
       Accounts receivable and other current assets           88       (18)
       Accounts payable and other current liabilities         30       178
       Deferred charges and other assets                      (9)      (70)
       Other liabilities and deferred credits                 46       (10)
      Other reconciling items, net                            24        16
          Net cash provided by operating activities        2,056     1,874

     Cash Flows from Investing Activities:
      Capital expenditures                                (1,226)     (871)
      Purchases of licenses and other intangible
       assets                                               (105)      (24)
      Proceeds from sale of operations                       155         -
      Proceeds from disposition of short-term
       investments                                            19        63
      Purchases of short-term investments                    (11)      (55)
      Investments in and advances to unconsolidated
       affiliates                                           (483)     (290)
      Other investing activities, net                         58        11
          Net cash used for investing activities          (1,593)   (1,166)

     Cash Flows from Financing Activities:
      Net repayments of short-term borrowings               (499)     (626)
      Proceeds from long-term debt                           231        28
      Repayments of long-term debt                          (199)       (9)
      Dividends paid                                        (357)     (357)
      Other financing activities, net                        (89)       24
          Net cash used for financing activities            (913)     (940)

     Net Decrease in Cash and Cash Equivalents              (450)     (232)
     Cash and Cash Equivalents at Beginning of Period      2,570     1,178
     Cash and Cash Equivalents at End of Period         $  2,120  $    946







   The accompanying notes are an integral part of these consolidated financial statements.

                         BELLSOUTH CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       AND COMPREHENSIVE INCOME
                              (Unaudited)
                             (In Millions)

                          For the Three Months Ended March 31, 1998
               --------------------------------------------------------------------------------------
                 Number of
                   Shares                          Amount
               ------------   -----------------------------------------------------------------------
                       Shares                                          Shares
                        Held                                Accum.      Held
                         In                                 Other        In      Guarantee
                        Trust                               Compre-     Trust        of
               Common    and      Common  Paid-in Retained  hensive      and        ESOP
                Stock  Treasury    Stock  Capital Earnings   Income    Treasury     Debt    Total
                           (a)                                          (a)

Balance at
December 31,    1,010      (18)   $1,010   $7,714    $7,382      $36    $(575)    $(402)    $15,165
1997

Net income                                              892                                     892

Other compre-
 hensive
income,
 net of tax:

Foreign
currency
translation                                                        4                              4
adjustment

Total compre-
 hensive income                                                                                 896

Dividends                                              (357)                                   (357)
declared

Shares issued
for:

Employee
benefit                                     (13)                         32                      19
plans

Acquisitions                     1            5                          33                      38

Purchase of
  treasury
  stock                         (2)                                     (80)                    (80)

Purchase of
  stock for
  grantor trust                                                         (24)                    (24)

ESOP activities
 and related
tax                                                     2                           33           35
 benefit
                -----    ----   ------   ------    ------       ----   --------  -------    -------

Balance at
March 31, 1998  1,010    (19)   $1,010   $7,706    $7,919       $40    $(614)    $(369)     $15,692
                =====    ====   ======   ======    ======       ====   ========  ======     =======


(a) Such shares are not considered to be outstanding for financial reporting purposes. As of March 31, 1998 there were approximately
17.6 million shares held in trust and 1.6 million treasury shares held by the company.

   The accompanying notes are an integral part of these consolidated financial statements.

                         BELLSOUTH CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       AND COMPREHENSIVE INCOME
                              (Unaudited)
                             (In Millions)

                          For the Three Months Ended March 31, 1997
                  ---------------------------------------------------------------------------------
                  Number of
                   Shares                          Amount
                ----------------- -----------------------------------------------------------------
                       Shares                                             Shares
                        Held                                   Accum.     Held
                         In                                    Other       In     Guarantee
                        Trust                                 Compre-     Trust      of
                Common   and     Common    Paid-in  Retained   hensive     and      ESOP
                Stock Treasury    Stock    Capital  Earnings   Income     Treasury  Debt      Total
                        (a)                                                (a)
Balance at
December 31,    1,009      (18)   $1,009    $7,672    $5,541      $25   $(532)    $(466)    $13,249
1996

Net income                                               693                                    693

Other compre-
hensive income,
net of tax:

Foreign
currency
translation                                                        10                            10
adjustment

Total compre-
 hensive income                                                                                 703

Dividends                                               (357)                                  (357)
declared

Shares issued
for Employee
benefit plans                 1               (9)                          33                    24

ESOP activities
and related
tax benefit                                                2                         32          34
                -----      ----   -----     ------    ------      ---   ------    -----     -------
Balance at
March 31, 1997  1,009      (17)   $1,009    $7,663    $5,879      $35   $(499)    $(434)    $13,653
                =====      ====   ======   =======    ======      ===   ======    ======    =======

(a) Such shares are not considered to be outstanding for financial reporting purposes. As of March 31, 1997 there were approximately
15.8 million shares held in trust and 1.1 million treasury shares held by the company.

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

Beginning in 1998, BellSouth adopted Statement of Financial Accounting Standards (SFAS) No. 130 - "Comprehensive Income". The calculation of comprehensive income is included in the accompanying Consolidated
Statements of Shareholders' Equity and Comprehensive Income.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in BellSouth's latest annual report on Form 10-K.

Note B -- Earnings per Share

In 1997, BellSouth adopted SFAS No. 128 - "Earnings per Share," which requires the presentation of both basic and diluted earnings per share. Basic earnings per share is computed based on the weighted-average number of common shares outstanding during each year. Diluted earnings per share is based on the sum of the weighted-average number of common shares outstanding plus common stock equivalents arising out of employee stock options and benefit plans. Earnings per share information for the prior period has been restated to conform to the requirements of the standard. Common stock equivalents included in the calculation of diluted earnings per share were approximately 6 million and 2 million for the three-month periods ended March 31, 1998 and 1997, respectively. BellSouth's earnings, used for per share calculations, are the same for both the basic and diluted methods.

                         BELLSOUTH CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              (Unaudited)
                (In Millions, Except Per Share Amounts)

Note C -- Supplemental Cash Flow Information

                                     For the Three Months
                                       Ended March 31,
                                      1998         1997

Cash Paid For:

   Income taxes                      $  45        $  59
   Interest                          $ 149        $ 133


In January 1998, BellSouth began consolidating certain operations which had previously been accounted for under the equity method. Such consolidation resulted in an increase in assets of $519 (net of a $228 decrease in investments and advances) and a corresponding increase in liabilities.

Note D -- Gain on Sale of Operations

In July 1997, BellSouth sold its 20% interest in ITT World Directories (ITTWD) to ITT Corporation (ITT). The sale agreement contained certain provisions which called for additional sales proceeds to be paid to BellSouth in the event that ITT subsequently resold ITTWD above a certain price. As a result of ITT's subsequent sale of ITTWD, BellSouth received additional proceeds which resulted in a pretax gain of $155 ($96 after tax) in the first quarter of 1998.





                         BELLSOUTH CORPORATION
                        SELECTED OPERATING DATA
                              (Unaudited)

                                                    Percent Change
                                                  1998 vs.  1997 vs.
                                            1998    1997      1996

Network Access Lines in Service at March 31 (Thousands)(a):
By Type:
  Residence                                16,127    4.8%     3.6%
  Business                                  7,148    4.3      7.6
  Other                                       273    2.6      3.5
       Total Access Lines                  23,548    4.6      4.8

By State:
  Florida                                   6,333    5.4      5.4
  Georgia                                   4,057    5.6      6.0
  Tennessee                                 2,653    2.7      4.4
  North Carolina                            2,370    5.0      5.7
  Louisiana                                 2,305    4.3      3.5
  Alabama                                   1,950    3.5      3.6
  South Carolina                            1,427    4.5      4.0
  Mississippi                               1,262    3.9      3.2
  Kentucky                                  1,191    3.4      3.3
      Total Access Lines                   23,548    4.6      4.8

                                                  Percent Change for
                                                   the Periods Ended
                                                  1998 vs.  1997 vs.
                                            1998    1997      1996

Access Minutes of Use (Millions)(a)(b):
  Interstate                               18,998    7.2%     6.4%
  Intrastate                                6,084    9.6      8.4
  Total Access Minutes of Use              25,082    7.8      6.9

Toll Messages (Millions)(a)                   201  (12.4)   (18.1)

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

                         BELLSOUTH CORPORATION
                 SELECTED OPERATING DATA  (Continued)
                              (Unaudited)



Cellular and Personal Communications Service (PCS) customers served at March 31(Equity basis)(Thousands)(c):

                                                     Percent Change
                                                  1998 vs.   1997 vs.
                                            1998    1997       1996

Domestic Cellular                           4,230   12.4%     23.6%
International Cellular(d)                   2,098   39.8%     75.6%
PCS                                           105  113.4%      --

(c) Includes customers served based on BellSouth's ownership percentage in all markets served.

(d) Excluding the customers of Optus Communications, which was sold in July 1997, from all periods, the growth rates would have been 83.2% for 1998 compared to 1997 and 92.8% for 1997 compared to 1996.


                                        For the Three
                                         Months Ended
                                          March 31,
                                             1998
Ratio of Earnings to Fixed Charges (e)       7.5

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

Approximately 66% and 70% of BellSouth's Total Operating Revenues for each of the three-month periods ended March 31, 1998 and 1997 were from wireline services provided by BellSouth Telecommunications. Charges for local, access and toll services for the three-month period ended March 31, 1998 accounted for approximately 63%, 32% and 5%, respectively, of the wireline revenues discussed above. Revenues from wireless communications services and directory advertising and publishing services accounted for approximately 21% and 7%, respectively, of Total Operating Revenues for the three months ended March 31, 1998. The remainder of such revenues was derived principally from sales and maintenance of customer premises equipment and other nonregulated services provided by BellSouth Telecommunications.

RESULTS OF OPERATIONS

                                 For the Three
                                 Months Ended
                                   March 31,
                                1998      1997
   Net Income                 $   892   $   693

   Earnings Per Share:

    Basic                     $   .90   $   .70
    Diluted                   $   .89   $   .70

For the three-month period ended March 31, 1998, Net Income increased by $199 (28.7%) when compared to the same 1997 period. Basic Earnings Per Share increased $.20 (28.6%) and Diluted Earnings Per Share increased $.19 (27.1%) when compared to the same 1997 period.

The increases for the three-month period were primarily attributable to continued strong growth in key business volumes in BellSouth's wireline and wireless businesses. In addition, the increases were also due to an after-tax gain of $96 resulting from additional proceeds received in connection with the sale of ITT World Directories (see Note D to the Consolidated Financial Statements).

Volumes of Business

The total number of access lines in service as of March 31, 1998 increased by approximately 1,034,000 (4.6%) since March 31, 1997 to 23,548,000, compared to a 4.8% rate of increase for the same 1997 period. Business and residence access lines increased by 4.3% and 4.8%, respectively, compared to growth rates of 7.6% and 3.6% in the same 1997 period. The decrease in the growth rate for business lines was primarily due to the migration of business customers from traditional business line services to high-capacity service arrangements which are not included in business line counts. To a lesser degree, the growth rate for business lines was also affected by the increased presence of facilities-based competition. Many residential customers order additional access lines for home office purposes, access to on-line computer services and children's phones. The number of such additional residence lines included in total residence lines increased by 338,000 (20.3%) to 2,000,000 and accounted for approximately 46.1% and 32.7% of the overall increase in residence access lines and total access lines, respectively, since March 31, 1997. The growth in access lines continues to reflect economic growth in the Southeast and successful marketing programs.

Access minutes of use represent the volume of traffic carried by interexchange carriers, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 1,809 million (7.8%) for the three-month period ended March 31, 1998 compared to an increase of 6.9% for the same 1997 period. The increase in access minutes of use was primarily attributable to access line growth, promotions by the interexchange carriers, and intraLATA toll competition (which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities). The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high-capacity services.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. For the three-month period ended March 31, 1998, toll messages decreased by 29 million (12.4%) compared to a decrease of 18.1% for the same 1997 period. The decrease in 1998 is primarily attributable to continuing competition from interexchange carriers in the intraLATA toll market as well as the continuing expansion of local area calling plans (LACPs).

Effects of competition and the expansion of LACPs result in the transfer of calls from toll to access and local service categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates. Competition in the intraLATA toll market will adversely impact future toll message volumes.

Domestic cellular customers (equity-weighted) increased by 466,000 (12.4%) since March 31, 1997 to 4,230,000. The moderation in the customer growth rate reflects the impact of increased competition. BellSouth's penetration rate (number of equity-basis customers as a percentage of the equity-basis population in the service territory) increased from 9.2% at March 31, 1997 to 10.5% at March 31, 1998. While total minutes of use have continued to increase, average minutes of use per cellular customer declined since first quarter 1997 due to the continuing trends of increased penetration into lower-usage market segments and increased competition for high-usage customers.
BellSouth expects these trends to continue.

International cellular customers (equity-weighted) increased by 597,000 (39.8%) since March 31, 1997 to 2,098,000. Such growth reflects increased demand for wireless services in the international markets which BellSouth serves and the impact of the acquisitions of cellular properties in Nicaragua, Ecuador and Peru, partially offset by the sale of Optus Communications. Excluding the customers of Optus Communications from all periods, the number of international cellular customers (equity-weighted) increased by 953,000 (83.2%) in 1998 compared to 1997 and 92.8% in 1997 compared to 1996. Growth in total minutes of use for international cellular properties remained strong, primarily due to demand stimulated by market-driven pricing programs, enhanced services and underdeveloped land-line service. However, average minutes of use per international customer declined due to the addition of customers in lower-usage market segments.

Domestic PCS customers (equity-weighted) increased 113.4% to 105,000 at March 31, 1998.

Operating Revenues

Total Operating Revenues increased $581 (12.0%) for the three-month period ended March 31, 1998 when compared to the same 1997 period. Such increase includes revenues from certain of BellSouth's operations which had been accounted for under the equity method in first quarter 1997 and were consolidated in first quarter 1998. If these operations had been consolidated in 1997, Total Operating Revenues would have increased approximately 9.5%. The components of Total Operating Revenues were as follows:

                                 For the Three
                                 Months Ended
                                   March 31,
                                1998      1997

Local Service                 $ 2,262     $ 2,104
Interstate Access                 945         917
Intrastate Access                 206         218
Toll                              175         174
Wireless Communications         1,116         765
Directory Advertising and
 Publishing                       362         361
Other Services                    360         306

Total Operating Revenues      $ 5,426     $ 4,845

Local Service revenues increased $158 (7.5%) for the three-month period ended March 31, 1998, as compared to the same 1997 period. The increase for the period was due primarily to a 4.6% growth in access lines in service since March 31, 1997. Also contributing was an increase of $50 due to higher customer demand for optional services such as custom calling features. Such increases were partially offset by rate impacts which reduced revenues by $13 for the three-month period.

Interstate Access revenues increased $28 (3.1%) for the three-month period ended March 31, 1998 as compared to the same 1997 period. The increase was primarily due to a $40 increase in special access revenues and an increase in end-user charges attributable to an increase in access lines. These increases were partially offset by rate reductions which decreased revenues by $29.

Intrastate Access revenues decreased $12 (5.5%) for the three-month period ended March 31, 1998 compared to the same 1997 period. The decrease was primarily due to rate reductions of $38. The decrease was partially offset by growth in minutes of use of 9.6%.

Toll revenues increased $1 (0.6%) for the three-month period ended March 31, 1998 when compared to the same 1997 period. The increase was primarily attributable to charges to interexchange carriers, beginning in the second quarter of 1997, for toll messages originating on BellSouth's public telephones. Such increase was substantially offset by a decline in toll messages of 12.4%.

Wireless Communications revenues increased $351 (45.9%) for the three-month period ended March 31, 1998 when compared to the same 1997 period. Such increase includes revenues from certain of BellSouth's operations which had been accounted for under the equity method in first quarter 1997 and were consolidated in first quarter 1998. If these operations had been consolidated in 1997, Wireless Communications revenues would have increased approximately 27.4%.
That increase was primarily attributable to continued growth of the customer base in international and domestic wireless markets and the acquisition in 1997 of various international wireless operations.

Directory Advertising and Publishing revenues increased $1 (0.3%) for the three-month period ended March 31, 1998 when compared to the same 1997 period. The increase primarily reflects volume growth and price increases substantially offset by one-time adjustments in 1997. The revenue growth rate associated with increases in volume and pricing for the three-month period ended March 31, 1998 was 5.7%.

Other Services revenues are principally comprised of revenues from customer premises equipment (CPE) sales, maintenance services and other services (primarily inside wire, billing and collection and voice messaging services) offered by BellSouth Telecommunications. Other Services revenues increased $54 (17.6%) for the three-month period ended March 31, 1998 when compared with the same 1997 period. The increase reflects increased demand and prices for nonregulated services and higher billing-related fees.


Operating Expenses

Total Operating Expenses increased $480 (13.7%) for the three-month period ended March 31, 1998 compared to the same 1997 period. Such increase includes expenses from certain of BellSouth's operations which had been accounted for under the equity method in first quarter 1997 and were consolidated in first quarter 1998. If these operations had been consolidated in 1997, Total Operating Expenses would have increased approximately 10.2%. The components of Total Operating Expenses were as follows:

                                 For the Three
                                 Months Ended
                                   March 31,
                                1998      1997

Depreciation and Amortization $ 1,043   $   960

Other Operating Expenses:
  Cost of Services and
   Products                     1,667     1,422
  Selling, General and
   Administrative               1,262     1,110
                                2,929     2,532
    Total Operating Expenses  $ 3,972   $ 3,492

Depreciation and Amortization increased $83 (8.6%) for the three-month period ended March 31, 1998 compared to the same period in 1997. The increase was due primarily to higher levels of property, plant and equipment since March 31, 1997 resulting from continued growth in the customer base and continued modernization of the networks utilized in the wireless businesses. The increase also included $38 in depreciation and amortization from the first-time consolidation of certain operations in 1998 which were treated as equity investments in 1997.

Other Operating Expenses increased $397 (15.7%) for the three-month period ended March 31, 1998 when compared to the same 1997 period. Such increase includes $125 in expenses from certain of BellSouth's operations which had been accounted for under the equity method in first quarter 1997 and were consolidated in first quarter 1998. The increase for the period was also attributable to increased expenses in international wireless operations of $108 related to acquisitions and sustained growth in the international cellular customer bases. Such increase reflects additional marketing and operational costs associated with higher levels of sales and expanded operations.

At BellSouth Telecommunications, Other Operating Expenses increased $136 (7.4%) for the three-month period ended March 31, 1998 when compared to the same 1997 period. The increase for the period was primarily attributable to increased costs in the company's telephone operations associated with higher business volumes, implementation of the Telecommunications Act of 1996 and payments to the Universal Service Fund.

Other Income Statement Items

The other income statement components were as follows:

                                 For the Three
                                 Months Ended
                                   March 31,
                                1998      1997
Interest Expense                 $190      $183
Gain on Sale of Operations        155         -
Other Income (Expense), net        28        (7)
Provision for Income Taxes        555       470


Interest Expense increased $7 (3.8%) for the three-month period ended March 31, 1998 compared to the same 1997 period. The increase was primarily attributable to higher average debt balances and interest rates on short-term borrowings, partially offset by an increase in interest capitalized for investments being developed.

Gain on Sale of Operations for the three-month period ended March 31, 1998 represents additional proceeds received from the sale of ITT
World Directories. See Note D to the Consolidated Financial
Statements.

Other Income, net improved $35 for the three-month period ended March 31, 1998 compared to the same 1997 period. The increase was primarily attributable to improved equity in earnings of unconsolidated affiliates and an increase in interest income partially offset by higher net minority interest deductions.

Equity in earnings of unconsolidated affiliates was $11 for the three-month period ended March 31, 1998 compared to equity in losses of ($44) for the same 1997 period. The improvement in overall equity in earnings primarily reflects (i) the first-time consolidation in 1998 of the mobile data communications business; (ii) more favorable results at other unconsolidated international operations; and (iii) the cessation of losses incurred by Optus following its sale in 1997. The improvement was partially offset by losses from the start-up operations in Brazil and the consolidation in 1998 of certain international wireless operations previously accounted for under the equity method.

Provision for Income Taxes for the three-month period ended March 31, 1998 increased $85 (18.1%) when compared to the same 1997 period. For the three-month period ended March 31, 1998, BellSouth's effective tax rate was 38.4% compared to 40.4% for the same 1997 period. The decrease in the effective tax rate in 1998 resulted primarily from improvements in the earnings of equity investments which are generally reported net of income tax expense and from the lower effective tax rate of newly consolidated international operations.


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

                                           For the Three Months
                                              Ended March 31,
                                             1998         1997
Net Cash Provided by Operating Activities   $2,056       $1,874

Operating Activities. Net cash provided by operating activities increased $182 (9.7%) in the three-month period ended March 31, 1998 when compared to the same 1997 period. The change is primarily due to a $184 increase in operating income before depreciation and amortization.

                                           For the Three Months
                                              Ended March 31,
                                             1998         1997
Net Cash Used for Investing Activities     $(1,593)     $(1,166)

Investing Activities. BellSouth's primary use of capital resources continues to be for capital expenditures to support development of the wireline and wireless networks. Net cash used for investing activities increased $427 (36.6%) in the three-month period ended March 31, 1998 when compared to the same 1997 period. The increase was primarily due to capital expenditures and investments in BellSouth's consolidated and unconsolidated Latin American affiliates.

Internal sources provided substantially all cash required for capital expenditures and international investments in the three-month period ended March 31, 1998. For the remainder of 1998, BellSouth expects to continue to finance capital expenditures and international investments primarily through internally generated funds and, to the extent necessary, from external sources.

                                           For the Three Months
                                              Ended March 31,
                                             1998         1997
Net Cash Used for Financing Activities      $(913)       $(940)

Financing Activities. Net cash used for financing activities was relatively flat with a decrease of $27 (2.9%) in the three-month period ended March 31, 1998 compared to the same 1997 period.

BellSouth's debt to total capitalization ratio decreased to 41.1% at March 31, 1998 from 42.1% at December 31, 1997. The decrease was primarily caused by an increase in stockholders' equity resulting from undistributed earnings.

As of April 30, 1998, shelf registration statements were on file with the Securities and Exchange Commission under which $1,927 of debt securities could be publicly offered.

In September 1997, BellSouth announced a plan to repurchase up to $1 billion of its Common Stock through 1998.


REGULATORY DEVELOPMENTS AND COMPETITION

Federal Developments

Local Number Portability Cost Recovery. On May 5, 1998 the FCC adopted an order that will allow telecommunications carriers, such as BellSouth Telecommunications, to recover, over five years, their carrier-specific costs of implementing long-term number portability, which allows customers to retain their local telephone numbers in the event they change local carriers. The order allows for such cost recovery to begin no earlier than February 1, 1999 in the form of a surcharge from customers to whom number portability is available. BellSouth is currently evaluating the impact the order will have in future periods.

State Developments

Reciprocal Compensation for Internet Traffic. Several Competitive Local Exchange Carriers (CLECs) are engaged in regulatory proceedings with several Incumbent Local Exchange Carriers (ILECs), including BellSouth, concerning the payment of reciprocal compensation to the CLECs for calls originating on the ILECs' networks and terminating with Internet Service Providers served by the CLECs' networks. The CLECs have asserted that such reciprocal compensation is provided for in interconnection agreements between the CLECs and the ILECs. BellSouth denies any liability for this form of compensation. It is too early to assess the impact of the ultimate resolution of these issues on the results of operations, financial position and cash flows of BellSouth.

OTHER MATTERS

Capitalization of Internal Use Software. In March 1998, the AICPA issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires capitalization of certain direct costs and interest costs after preliminary development efforts have been made. SOP 98-1 requires adoption by BellSouth no later than January 1, 1999. BellSouth intends to adopt SOP 98-1 beginning January 1, 1999.

Adoption of SOP 98-1 will result in a temporary increase in earnings in the year of adoption as a result of the capitalization of costs which had previously been expensed. If expenditures remain at a consistent level, the earnings impact will decline in each year following the change. The decline will continue until the amortization expense related to the capitalized software costs equals the level of software costs treated as expense prior to the change. In addition, adoption of SOP 98-1 will result in higher levels of capitalized software costs on the balance sheet.


SAFE HARBOR STATEMENT

Statements that do not address historical performance are 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on a number of assumptions, including but not limited to: (1) continued economic growth and demand for BellSouth's services; (2) continued monetary, regulatory and political stability where BellSouth conducts its international operations; (3) the reasonable accuracy of BellSouth's expectations of costs and recoveries with respect to access reform, universal service and interconnection; (4) the reasonable accuracy of BellSouth's estimate of regulatory authorization to provide wireline long distance services and the impact of competition in its markets; and (5) satisfactory resolution of Year 2000 software revisions. Any developments significantly deviating from these assumptions could cause actual results to differ materially from those forecast or implied in the aforementioned forward-looking statements.



                     PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

  Exhibit
  Number

  3a      Amended Articles of Incorporation of BellSouth
          Corporation as of April 27, 1998.

  4a No instrument which defines the rights of holders of long- and intermediate-term debt of BellSouth Corporation is filed herewith pursuant to Regulation S-K, Item
          601(b)(4)(iii)(A). Pursuant to this regulation, BellSouth Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.

  10i     BellSouth Corporation Supplemental Executive Retirement
          Plan as amended March 23, 1998.

  10q-4 Amendment dated April 17, 1998 to the BellSouth Personal Retirement Account Pension Plan.

  10w-3   Amendment dated May 5, 1998 to the BellSouth Retirement
          Savings Plan.

  10z BellSouth Compensation Deferral Plan as amended and restated effective October 1, 1997.

  10aa    BellSouth Employee Stock Investment Plan.

  10aa-1 Amendment dated November 27, 1996 to the BellSouth Employee Stock Investment Plan.

  10aa-2 Amendment dated March 21, 1997 to the BellSouth Employee Stock Investment Plan.

  10aa-3 Amendment dated May 5, 1998 to the BellSouth Employee Stock Investment Plan.

  10bb    BellSouth Officer Motor Vehicle Policy.

  11      Computation of Earnings Per Common Share.

  12      Computation of Ratio of Earnings to Fixed Charges.

  27      Financial Data Schedule as of March 31, 1998.

  27-a    Revised Financial Data Schedule as of December 31, 1997.

  27-b    Revised Financial Data Schedule as of December 31, 1996.

  27-c    Revised Financial Data Schedule as of December 31, 1995.

  27-d    Revised Financial Data Schedule as of September 30, 1997.

  27-e    Revised Financial Data Schedule as of June 30, 1997.

Item 6. Exhibits and Reports on Form 8-K (continued)


  27-f    Revised Financial Data Schedule as of March 31, 1997.

  27-g    Revised Financial Data Schedule as of September 30, 1996.

  27-h    Revised Financial Data Schedule as of June 30, 1996.

  27-i    Revised Financial Data Schedule as of March 31, 1996.


(b) Reports on Form 8-K:

 Date of Event      Subject

 February 27, 1998  ITT World Directories Additional Proceeds
                     and BellSouth Capital Funding Registration
                     Statement Exhibits

 April 20, 1998     First Quarter 1998 Earnings Release
                     and 1998 Financial Projection

 April 27, 1998     Chairman's comments to shareholders

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 BELLSOUTH CORPORATION

                                         By    /s/  W. Patrick Shannon
                                                    W. PATRICK SHANNON
                                         Vice President and Controller
                                        (Principal Accounting Officer)


May 13, 1998
                             EXHIBIT INDEX

  Exhibit
  Number


  3a      Amended Articles of Incorporation of BellSouth
          Corporation as of April 27, 1998.

  10i     BellSouth Corporation Supplemental Executive Retirement
          Plan as amended March 23, 1998.

  10q-4 Amendment dated April 17, 1998 to the BellSouth Personal Retirement Account Pension Plan.

  10w-3   Amendment dated May 5, 1998 to the BellSouth Retirement
          Savings Plan.

  10z BellSouth Compensation Deferral Plan as amended and restated effective October 1, 1997.

  10aa    BellSouth Employee Stock Investment Plan.

  10aa-1 Amendment dated November 27, 1996 to the BellSouth Employee Stock Investment Plan.

  10aa-2 Amendment dated March 21, 1997 to the BellSouth Employee Stock Investment Plan.

  10aa-3 Amendment dated May 5, 1998 to the BellSouth Employee Stock Investment Plan.

  10bb    BellSouth Officer Motor Vehicle Policy.

  11      Computation of Earnings Per Common Share.

  12      Computation of Ratio of Earnings to Fixed Charges.

  27      Financial Data Schedule as of March 31, 1998.

  27-a    Revised Financial Data Schedule as of December 31, 1997.

  27-b    Revised Financial Data Schedule as of December 31, 1996.

  27-c    Revised Financial Data Schedule as of December 31, 1995.

  27-d    Revised Financial Data Schedule as of September 30, 1997.

  27-e    Revised Financial Data Schedule as of June 30, 1997.

  27-f    Revised Financial Data Schedule as of March 31, 1997.

  27-g    Revised Financial Data Schedule as of September 30, 1996.

  27-h    Revised Financial Data Schedule as of June 30, 1996.

  27-i    Revised Financial Data Schedule as of March 31, 1996.