Form 10-K/A
period 1997-12-31
BELLSOUTH CORP
filed 1998-06-30
CIK 732713

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                               ----------------

                                  FORM 10-K/A

                      AMENDMENT TO APPLICATION OR REPORT
                 FILED PURSUANT TO SECTION 12, 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                               ----------------

                             BELLSOUTH CORPORATION

                                AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1997 as set forth in the pages attached hereto:

Item 14a(3) Exhibits:

99a Financial Statements for BellSouth Retirement Savings Plan for the year ended December 31, 1997.

99b Financial Statements for BellSouth Savings and Security Plan for the year ended December 31, 1997.
                               ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BellSouth Corporation

                                                   /s/ W. Patrick Shannon
                                          By: _________________________________
                                             W.Patrick Shannon
                                             Vice President and Controller
                                             June 26, 1998

           (3) Exhibits: (As filed with Form 10-K as of 12/31/97, unless otherwise noted)

 EXHIBIT
 NUMBER
----------
 3a        Restated and Amended Articles of Incorporation of BellSouth Corporation as of February 23, 1998.
 3b        Bylaws of BellSouth Corporation as Amended on February 23, 1998.
 4         BellSouth Corporation Shareholder Rights Agreement. (Exhibit 4-b to Form 8-K. Date of report November
           27, 1989.)
 4a        No instrument which defines the rights of holders of long and intermediate term debt of BellSouth
           Corporation is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, BellSouth Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.
10a        BellSouth Corporation Officer Short Term Incentive Award Plan. (Exhibit 10y to Form 10-Q for the quarter ended September 30, 1996, File No. 1-8607.)
10b        BellSouth Corporation Executive Long Term Incentive Plan. (Exhibit 10e to Form 10-K for the year ended
           December 31, 1991, File No. 1-8607.)
10c        BellSouth Corporation Executive Long Term Disability and Survivor Protection Plan as amended and restated effective January 1, 1994. (Exhibit 10c-1 to Form 10-K for the year ended December 31, 1993,
           File No. 1-8607.)
10d        BellSouth Corporation Executive Transfer Plan. (Exhibit 10ee to Registration Statement No. 2-87846.)
10e        BellSouth Corporation Death Benefit Program. (Exhibit 10ff to Form 10-K for the year ended December 31,
           1989, File No. 1-8607.)
10f        BellSouth Corporation Plan For Non-Employee Directors' Travel Accident Insurance. (Exhibit 10ii to
           Registration Statement No. 2-87846.)
10g        BellSouth Corporation Executive Incentive Award Deferral Plan as amended and restated effective
           September 23, 1996. (Exhibit 10g to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)

 EXHIBIT
 NUMBER
----------
10h        BellSouth Corporation Nonqualified Deferred Compensation Plan as amended and restated effective November
           25, 1996. (Exhibit 10h to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10i        BellSouth Corporation Supplemental Executive Retirement Plan as amended on May 18, 1995. (Exhibit 10j-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10j        BellSouth Corporation Directors Retirement Plan. (Exhibit 10qq to Form 10-K for the year ended December
           31, 1986, File No. 1-8607.)
10k        BellSouth Corporation Financial Counseling Plan. (Exhibit 10r to Form 10-K for the year ended December
           31, 1992, File No. 1-8607.)
10k-1      Amendment dated November 3, 1995 to the BellSouth Corporation Financial Counseling Plan for Executives.
           (Exhibit 10l-1 to Form 10-K for the year ended December 31, 1995, File No. 1-8607.)
10l        BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors. (Exhibit 10gg to
           Registration Statement No. 2-87846.)
10m        BellSouth Corporation Executive Life Insurance Plan. (Exhibit 10v to Form 10-K for the year ended
           December 31, 1992, File No. 1-8607.)
10n        BellSouth Corporation Non-Employee Directors' Stock Option Plan. (Exhibit 10z to Form 10-Q for the
           quarter ended March 31, 1997, File No. 1-8607.)
10o        Form of Executive Officer Successor and Retirement Agreement. (Exhibit 10aa to Form 10-Q for the quarter ended September 30, 1996, File No. 1-8607.)
10p        BellSouth Non-Employee Directors Charitable Contribution Program. (Exhibit 10z to Form 10-K for the year ended December 31, 1992, File No. 1-8607.)
10q        BellSouth Personal Retirement Account Pension Plan, as amended and restated effective July 1, 1996.
           (Exhibit 10r to Form 10-Q for the quarter ended September 30, 1996, File No. 1-8607.)
10q-1      Amendment dated April 15, 1997 to the BellSouth Personal Retirement Account Pension Plan (Exhibit 10q-1
           to Form 10-Q for the quarter ended March 31, 1997, File No. 1-8607.)

 EXHIBIT
 NUMBER
----------
10q-2      Amendment dated September 12, 1997 to the BellSouth Personal Retirement Account Pension Plan (Exhibit
           10q-1 to Form 10-Q for the quarter ended September 30, 1997, File No. 1-8607.)
10q-3      Amendment dated October 31, 1997 to the BellSouth Personal Retirement Account Pension Plan (Exhibit
           10q-2 to Form 10-Q for the quarter ended September 30, 1997, File No. 1-8607.)
10r        BellSouth Corporation Trust Under Executive Benefit Plan(s) as amended April 28, 1995. (Exhibit 10u-1 to
           Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10r-1      Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Executive Benefit Plan(s).
           (Exhibit 10s-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10s        BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) as amended April 28, 1995.
           (Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10s-1      Amendment dated May 23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit
           Plan(s). (Exhibit 10t-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10t        BellSouth Corporation Trust Under Board of Directors Benefit Plan(s) as amended April 28, 1995. (Exhibit
           10w-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10t-1      Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Board Directors Benefit Plan(s).
           (Exhibit 10u-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10u        BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s) as amended April 28,
           1995. (Exhibit 10x-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10u-1      Amendment dated May 23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Board of Directors
           Benefit Plan(s). (Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10v        BellSouth Corporation Stock Plan as amended on September 23, 1996 and November 24, 1996. (Exhibit 10v to
           Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10w        BellSouth Retirement Savings Plan as amended and restated effective July 1, 1996. (Exhibit 10x to Form
           10-Q for the quarter ended September 30, 1996, File No. 1-8607.)
10w-1      Amendment dated February 18, 1997 to the BellSouth Retirement Savings Plan (Exhibit 10w-1 to Form 10-Q
           for the quarter ended March 31, 1997, File No. 1-8607.)
10w-2      Amendment dated June 24, 1997 to the BellSouth Retirement Savings Plan (Exhibit 10w-2 to Form 10-Q/A for
           the quarter ended June 30, 1997, File No. 1-8607.)
10x        BellSouth Corporation Officer Estate Enhancement Plan and Agreement. (Exhibit 10x to Form 10-K for the
           year ended December 31, 1996, File No. 1-8607.)
10y        BellSouth Change in Control Executive Severance Agreements. (Exhibit 10y to Form 10-K for the year ended
           December 31, 1996, File No. 1-8607.)
11         Computation of Earnings Per Share.
12         Computation of Ratio of Earnings to Fixed Charges.
21         Subsidiaries of BellSouth.
24         Powers of Attorney.

 EXHIBIT
 NUMBER
----------
27         Financial Data Schedule.
99a        Annual report on Form 11-K for BellSouth Retirement Savings Plan for the fiscal year ended December 31,
           1997*
99b        Annual report on Form 11-K for BellSouth Savings and Security ESOP Plan for the
           fiscal year ended December 31, 1997*

-----------------
*  Filed herewith