Form 10-Q
period 1998-06-30
BELLSOUTH CORP
filed 1998-08-12
CIK 732713

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C.  20549




                               FORM 10-Q
                              (Mark One)

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934

             For the quarterly period ended June 30, 1998

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

At July 31, 1998, 983,704,294 common shares were outstanding.

                      Table of Contents


Item                                                         Page

                            Part I
 1.  Financial Statements                                      3
         Consolidated Statements of Income                     3
         Consolidated Balance Sheets                           4
         Consolidated Statements of Cash Flows                 5
         Consolidated Statements of Shareholders' Equity
          and Comprehensive Income                             6
         Notes to Consolidated Financial Statements            8
         Selected Operating Data                              11

 2.  Management's Discussion and Analysis of Results of
     Operations and Financial Condition                       13
        Results of Operations                                 14
            Volumes of Business                               14
            Operating Revenues                                16
            Operating Expenses                                18
            Other Income Statement Items                      19
        Financial Condition                                   20
        Regulatory Developments and Competition               21
            State Developments                                21
        Other Matters                                         22
        Safe Harbor Statement                                 24

                           Part II
 4.  Submission of Matters to a Vote of Security Holders      25
 6.  Exhibits and Reports on Form 8-K                         25

                     PART I - FINANCIAL INFORMATION
                         BELLSOUTH CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)
           (In Millions, Except Per Share Amounts)


                              For the Three Months    For the Six Months
                                 Ended June 30,         Ended June 30,
                                 1998       1997        1998     1997
Operating Revenues:
 Network and related services:
  Local service               $ 2,345     $ 2,068    $ 4,607   $ 4,172
  Interstate access               960         928      1,905     1,845
  Intrastate access               200         186        406       404
  Toll                            177         186        352       360
 Wireless communications        1,173         815      2,289     1,580
 Directory advertising and
  publishing                      419         400        781       761
 Other services                   390         340        750       646
    Total Operating Revenues    5,664       4,923     11,090     9,768

Operating Expenses:
 Cost of services and
  products                      1,743       1,536      3,410     2,958
 Depreciation and
  amortization                  1,074         977      2,117     1,937
 Selling, general and
  administrative                1,413       1,186      2,675     2,296
    Total Operating Expenses    4,230       3,699      8,202     7,191

Operating Income                1,434       1,224      2,888     2,577

Interest Expense                  203         187        393       370
Gain on Sale of Operations         --          --        155        --
Other Income, net                 118          33        146        26

Income Before Income Taxes      1,349       1,070      2,796     2,233
Provision for Income Taxes        531         416      1,086       886

Net Income                    $   818     $   654    $ 1,710   $ 1,347

Weighted-Average Common
 Shares Outstanding:
  Basic                           989        992        990       992
  Diluted                         995        994        996       994
Dividends Declared Per Common
 Share                        $   .36     $  .36     $  .72    $  .72
Earnings Per Share:
  Basic                       $   .83     $  .66     $ 1.73    $ 1.36
  Diluted                     $   .82     $  .66     $ 1.72    $ 1.36



   The accompanying notes are an integral part of these consolidated financial statements.


                    BELLSOUTH CORPORATION
                 CONSOLIDATED BALANCE SHEETS
            (In Millions, Except Per Share Amounts)

                                                  June 30,    December 31,
                                                   1998           1997
                                                (Unaudited)
                    ASSETS
Current Assets:
  Cash and cash equivalents                     $   2,222       $  2,570
  Temporary cash investments                           94             17
  Accounts receivable, net of allowance for
   uncollectibles of $263 and $246                  4,167          4,750
  Material and supplies                               423            393
  Other current assets                                483            387
     Total Current Assets                           7,389          8,117

Investments and Advances                            2,762          2,675
Property, Plant and Equipment:
 Property, plant and equipment                     56,182         53,828
 Accumulated depreciation                          32,705         30,967
   Property, Plant and Equipment, net              23,477         22,861

Deferred Charges and Other Assets                     936            702
Intangible Assets, net                              2,957          1,946

Total Assets                                    $  37,521      $  36,301

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Debt maturing within one year                  $   3,082       $  3,706
 Accounts payable                                   1,665          1,825
 Other current liabilities                          3,345          3,252
    Total Current Liabilities                       8,092          8,783

Long-Term Debt                                      8,535          7,348

Deferred Credits and Other Liabilities:
 Accumulated deferred income taxes                  2,048          2,023
 Unamortized investment tax credits                   190            213
 Other liabilities and deferred credits             2,813          2,769
    Total Deferred Credits and Other
      Liabilities                                   5,051          5,005

Shareholders' Equity:
 Common stock, $1 par value                         1,010          1,010
 Paid-in capital                                    7,783          7,714
 Retained earnings                                  8,383          7,382
 Accumulated other comprehensive income                 5             36
 Shares held in trust and treasury                   (968)          (575)
 Guarantee of ESOP debt                              (370)          (402)
   Total Shareholders' Equity                      15,843         15,165

Total Liabilities and Shareholders' Equity      $  37,521      $  36,301



   The accompanying notes are an integral part of these consolidated financial statements.


                          BELLSOUTH CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                   (In Millions, Except Per Share Amounts)
                                                        For the Six Months
                                                         Ended June 30,
                                                         1998      1997
Cash Flows from Operating Activities:
 Net income                                          $  1,710   $  1,347
   Adjustments to net income:
    Depreciation and amortization                       2,117      1,937
    Gain on sale of operations                           (155)        -
    Net losses (earnings) and dividends from
     unconsolidated affiliates                             62        147
    Provision for uncollectibles                          153        125
    Deferred income taxes and unamortized
      investment tax credits                               (7)        14
   Net change in:
    Accounts receivable and other current assets          259       (126)
    Accounts payable and other current liabilities       (240)       200
    Deferred charges and other assets                    (216)      (151)
    Other liabilities and deferred credits                 58         (2)
   Other reconciling items, net                           (43)         3
       Net cash provided by operating activities        3,698      3,494

Cash Flows from Investing Activities:
   Capital expenditures                                (2,480)   (1,978)
   Purchases of licenses and other intangible
    assets                                               (466)     (192)
   Proceeds from sale of operations                       155        -
   Proceeds from disposition of short-term
    investments                                            21       145
   Purchases of short-term investments                    (98)     (152)
   Investments in and advances to unconsolidated
    affiliates                                           (474)     (341)
   Other investing activities, net                         66        61
       Net cash used for investing activities          (3,276)   (2,457)

Cash Flows from Financing Activities:
   Net repayments of short-term borrowings               (379)     (163)
   Proceeds from long-term debt                         1,453        30
   Repayments of long-term debt                          (737)      (19)
   Dividends paid                                        (714)     (713)
   Purchase of trust and treasury shares                 (452)      (69)
   Other financing activities, net                         59        27
       Net cash used for financing activities            (770)     (907)

  Net (Decrease) Increase in Cash and Cash
    Equivalents                                          (348)      130
  Cash and Cash Equivalents at Beginning of Period      2,570     1,178
   Cash and Cash Equivalents at End of Period        $  2,222  $  1,308



The accompanying notes are an integral part of these consolidated financial statements.


                      BELLSOUTH CORPORATION
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME
                           (Unaudited)
                          (In Millions)

                         For the Six Months Ended June 30, 1998
               Number of Shares                          Amount
               ----------------   ------------------------------------------------------------
                         Shares                                        Shares
                          Held                              Accum.      Held
                           In                               Other       In       Guaran-
                          Trust                             Compre-     Trust     tee of
                Common    and     Common Paid-in  Retained  hensive     and        ESOP
                Stock   Treasury  Stock  Capital  Earnings  Income    Treasury     Debt   Total
                          (a)                                            (a)
Balance at
December 31,    1,010    (18)     $1,010 $7,714    $7,382    $36       $(575)     $(402)  $15,165
1997

Net income                                          1,710                                   1,710

Other compre-
 hensive
 income,
 net of tax:

  Foreign
   currency
   translation                                               (31)                             (31)
   adjustment

Total comprehen-
 sive income (b)                                                                            1,679

Dividends
declared                                           (712)                                     (712)

Share issuances
  for employee
  benefit plans            1                (23)                         56                    33

Acquisition-
  related
  transactions             1                 92                          33                   125


Purchase of
  treasury
  stock                   (8)                                          (452)                 (452)

Purchase of
  stock by
  grantor trust           (1)                                           (30)                  (30)

ESOP activities
 and related
 tax benefit                                            3                            32        35
                -----    ----     ------ ------    ------   ---       ------     ------  ---------

Balance at June
30, 1998        1,010    (25)     $1,010 $7,783    $8,383    $5       $(968)      $(370)   $15,843
               ======    ====     ====== ======    ======   ===       ======     ======  =========

(a) Such shares are not considered to be outstanding for financial reporting purposes. As of June 30, 1998 there were approximately 17.7 million shares held in trust and 6.9 million treasury shares held by the company.
(b) Total comprehensive income for the three-month period ended June 30, 1998 was $783.

   The accompanying notes are an integral part of these consolidated financial statements.

                        BELLSOUTH CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       AND COMPREHENSIVE INCOME
                              (Unaudited)
                             (In Millions)

                            For the Six Months Ended June 30, 1997
                  Number of
                   Shares                          Amount
               -----------------  ---------------------------------------------------------------
                        Shares                                        Shares
                         Held                               Accum.     Held
                          In                                Other       In        Guaran-
                         Trust                              Compre-    Trust      tee of
                Common    and     Common Paid-in   Retained hensive     and        ESOP
                Stock   Treasury  Stock  Capital   Earnings Income    Treasury     Debt    Total
                          (a)                                            (a)

Balance at
December 31,
1996            1,009    (18)     $1,009 $7,672    $5,541    $25       $(532)     $(466)  $13,249


Net income                                          1,347                                   1,347

Other compre-
 hensive income,
 net of tax:

  Foreign
   currency
   translation                                                 8                                8
   adjustment

Total comprehen-
 sive income (b)                                                                            1,355

Dividends                                            (714)                                   (714)
declared

Share issuances
 for:

  Employee
   benefit                 1                (12)                          40                   28
   plans
  Grantor           1     (1)          1     60                          (61)                   -
   Trusts

Acquisition-
  related
  transactions             2                  8                           89                   97

Purchase of
  treasury
  stock                   (1)                                            (69)                 (69)

ESOP activities
 and related tax                                        4                            33        37
 benefit
                -----    ----     ------ ------    ------    ---       ------     -----   -------

Balance at June
30, 1997        1,010    (17)     $1,010 $7,728    $6,178    $33       $(533)     $(433)  $13,983
                =====    ====     ====== ======    ======    ===       ======     =====   =======

(a) Such shares are not considered to be outstanding for financial reporting purposes. As of June 30, 1997 there were approximately 17 million shares held in trust and 400 thousand treasury shares held by the company.
(b)  Total comprehensive income for the three-month period ended June
     30, 1997 was $652.

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

Beginning in 1998, BellSouth adopted Statement of
Financial Accounting Standards (SFAS) No. 130,
"Comprehensive Income". The calculation of comprehensive income is included in the accompanying Consolidated
Statements of Shareholders' Equity and Comprehensive
Income.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in BellSouth's latest annual report on Form 10-K and previous quarterly report on Form
10-Q.

Note B -- Earnings per Share

In 1997, BellSouth adopted SFAS No. 128, "Earnings per
Share," which requires the presentation of both basic and diluted earnings per share. Basic earnings per share is computed based on the weighted-average number of common shares outstanding during each year. Diluted earnings per share is based on the sum of the weighted-average number of common shares outstanding plus common stock equivalents arising out of employee stock options and other benefit plans. Earnings per share information for the prior period has been restated to conform to the requirements of the standard. Common stock equivalents included in the calculation of diluted earnings per share were approximately 6 million for the three- and six-month periods ended June 30, 1998 and approximately 2 million for the three- and six-month periods ended June 30, 1997.
BellSouth's earnings, used for per share calculations, are the same for both the basic and diluted methods.


                         BELLSOUTH CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              (Unaudited)
                (In Millions, Except Per Share Amounts)

Note C -- Supplemental Cash Flow Information

                                      For the Six Months
                                        Ended June 30,
                                      1998         1997
Cash Paid For:
   Income taxes                      $ 881        $ 830
   Interest                          $ 383        $ 350


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


Note E -- South Carolina Regulatory Settlement

In April 1997, BellSouth Telecommunications, the South
Carolina Public Service Commission and other parties agreed on a settlement to claims of alleged overearnings for the years 1992 through 1994. Under the terms of the settlement, BellSouth Telecommunications paid $72 to its customers in 1997. Accordingly, in the second quarter of 1997, BellSouth reduced operating revenues by $72 ($47 or $.05 per share after tax) in connection with the settlement.


                   BELLSOUTH CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       (Unaudited)
          (In Millions, Except Per Share Amounts)



Note F -- Issuance of Debt

In June 1998, BellSouth Telecommunications issued $500 of
6 3/8% Debentures, due June 1, 2028 and $500 of 6% Reset
Put Securities, due June 15, 2012. The purpose of these issues was to refinance $500 aggregate principal amount of BellSouth Telecommunications' 5 1/4% Notes, which matured on June 8, 1998, and to provide for general corporate purposes, including the refinancing of commercial paper.

In conjunction with the issuance of the 6% Reset Put Securities, BellSouth Telecommunications entered into an interest rate swap agreement. Under the agreement, BellSouth Telecommunications will pay a variable rate which is based on LIBOR and will receive a fixed rate of 6% in return. The LIBOR-based rate in effect at June 30, 1998 was 5.782%. The agreement calls for periodic interim settlements and expires June 15, 2002.

                         BELLSOUTH CORPORATION
                        SELECTED OPERATING DATA
                             (Unaudited)

                                                    Percent Change
                                                  1998 vs.  1997 vs.
                                            1998    1997      1996
Network Access Lines in Service
  at June 30 (Thousands)(a):

By Type:
  Residence                                16,182    4.3%     3.8%
  Business                                  7,204    3.9      6.4
  Other                                       274    1.5      3.1
       Total Access Lines                  23,660    4.2      4.6

By State:
  Florida                                   6,363    4.9      5.5
  Georgia                                   4,086    5.1      5.0
  Tennessee                                 2,658    2.0      4.2
  North Carolina                            2,394    4.8      6.0
  Louisiana                                 2,317    4.1      3.5
  Alabama                                   1,948    2.9      3.4
  South Carolina                            1,432    4.1      3.8
  Mississippi                               1,266    3.8      3.1
  Kentucky                                  1,196    3.2      3.2
      Total Access Lines                   23,660    4.2      4.6

                                                  Percent Change for
                                                   the Periods Ended
                                                  1998 vs.  1997 vs.
                                            1998    1997      1996

Access Minutes of Use (Millions)(a)(b):

  Interstate:
    Three months ended March 31            18,998    7.2%     6.4%
    Three months ended June 30             19,804    6.8     10.1
    Six months ended June 30               38,802    7.0      8.3

  Intrastate:
    Three months ended March 31             6,084    9.6      8.4
    Three months ended June 30              6,436    9.6     12.2
    Six months ended June 30               12,520    9.6     10.3

  Total Access Minutes of Use:
    Three months ended March 31            25,082    7.8      6.9
    Three months ended June 30             26,240    7.4     10.6
    Six months ended June 30               51,322    7.6      8.8


Toll Messages (Millions)(a):
    Three months ended March 31               201  (12.4)   (18.1)
    Three months ended June 30                201  (13.3)   (10.5)
    Six months ended June 30                  402  (12.8)   (14.5)

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


Cellular and Personal Communications Service (PCS) customers served at June 30(Equity basis)(Thousands)(c):


                                                    Percent Change
                                                  1998 vs.  1997 vs.
                                            1998    1997      1996
Domestic Cellular                           4,400   12.8%     20.7%
International Cellular (d)                  2,390   34.0%     82.8%
PCS                                           129   98.5%       --

(c) Includes customers served based on BellSouth's ownership percentage in all markets served.
(d) Excluding the customers of Optus Communications, which was sold in July 1997, from all periods, the growth rates would have been 68.9% for 1998 compared to 1997 and 105.1% for 1997 compared to 1996.


                                         For the Six
                                         Months Ended
                                           June 30,
                                             1998
Ratio of Earnings to Fixed Charges (e)       7.20

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


Approximately 66% and 69% of BellSouth's Total Operating
Revenues for the six-month periods ended June 30, 1998 and 1997, respectively, were from wireline services provided by BellSouth Telecommunications. Charges for local, access and toll services for the six-month period ended June 30, 1998 accounted for approximately 63%, 32% and 5%, respectively, of the wireline revenues discussed above. Revenues from wireless communications services and directory advertising and publishing services accounted for approximately 21% and 7%, respectively, of Total
Operating Revenues for the six months ended June 30, 1998.
The remainder of such revenues was derived principally from sales and maintenance of customer premises equipment
(CPE) and other nonregulated services provided by BellSouth Telecommunications.


                   RESULTS OF OPERATIONS


                                 For the Three        For the Six
                                 Months Ended         Months Ended
                                    June 30,            June 30,
                                1998      1997      1998      1997
    Net Income                $   818   $   654   $ 1,710   $ 1,347

   Earnings Per Share:

    Basic                     $   .83   $   .66   $  1.73   $  1.36
    Diluted                   $   .82   $   .66   $  1.72   $  1.36

For the three- and six-month periods ended June 30, 1998, Net Income increased by $164 (25.1%) and $363 (26.9%), respectively, when compared to the same 1997 periods. Basic Earnings Per Share increased $.17 (25.8%) and $.37 (27.2%), respectively, and Diluted Earnings Per Share increased $.16 (24.2%) and $.36 (26.5%), respectively, when compared to the same 1997 periods.

The increases for the three- and six-month periods were primarily attributable to continued strong growth in key business volumes in BellSouth's wireline and wireless businesses. In addition, the increase for the six-month period was also due to an after-tax gain of $96 ($.10 per share) resulting from additional proceeds received in connection with the sale of ITT World Directories (see Note D to the Consolidated Financial Statements). Net Income during 1997 was reduced by an after-tax charge of $47 ($.05 per share) related to a regulatory settlement in South Carolina (see Note E to the Consolidated Financial Statements).

Volumes of Business

The total number of access lines in service as of June 30, 1998 increased by approximately 943,000 (4.2%) since June 30, 1997 to 23,660,000, compared to a 4.6% rate of increase for the same 1997 period. The growth in access lines continues to reflect economic growth in the Southeast and successful marketing programs. Business and residence access lines increased by 3.9% and 4.3%, respectively, compared to growth rates of 6.4% and 3.8% in the same 1997 period. The decrease in the growth rate for business lines was primarily due to the migration of business customers from traditional business line services to high-capacity service arrangements which are not included in business line counts. To a lesser degree, the growth rate for business lines was also affected by the increased presence of facilities-based competition. In addition to strong economic growth in the region, the growth rate for residential access lines reflects demand related to home office purposes, access to on-line computer services and children's phones.
The number of such additional residence lines included in total residence lines increased by 286,000 (16.0%) to 2,070,000 and accounted for approximately 42.6% and 30.3% of the overall increase in residence access lines and total access lines, respectively, since June 30, 1997.

Access minutes of use represent the volume of traffic carried by interexchange carriers, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 1,815 million (7.4%) and 3,624 million (7.6%) for the three- and six-month periods ended June 30, 1998 compared to increases of 10.6% and 8.8% for the same 1997 periods. The increases in total access minutes of use were primarily attributable to access line growth, promotions by the interexchange carriers, and intraLATA toll competition (which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities). However, the growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge such as high-capacity data and digital transmission services.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. For the three- and six-month periods ended June 30, 1998, toll messages decreased by 31 million (13.3%) and 59 million (12.8%) compared to decreases of 10.5% and 14.5% for the same 1997 periods. The decreases in 1998 are primarily attributable to continuing competition from interexchange carriers in the intraLATA toll market as well as the continuing expansion of local area calling plans (LACPs).

Effects of competition and the expansion of LACPs result in the transfer of calls from toll to access and local service categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.
Competition in the intraLATA toll market will adversely impact future toll message volumes.

Domestic cellular customers (equity-weighted) increased by 499,000 (12.8%) since June 30, 1997 to 4,400,000. The decline in the customer growth rate primarily reflects the impact of increased competition. BellSouth's penetration rate (number of equity-basis customers as a percentage of the equity-basis population in the service territory) increased from 9.6% at June 30, 1997 to 10.8% at June 30,
1998. Average revenue per proportionate cellular customer decreased from $52 to $46 for each of the three- and six-month periods ended June 30, 1998. Such decreases were primarily attributable to the continuing trends of increased penetration into lower-usage market segments and expanded offering of lower-priced usage plans for high-usage customers. BellSouth expects these trends to continue.

International cellular customers (equity-weighted) increased by 606,000 (34.0%) since June 30, 1997 to
2,390,000. Such growth reflects increased demand for wireless services in the international markets which BellSouth serves and the impact of the acquisitions of cellular properties in Nicaragua, Ecuador and Peru, partially offset by the sale of Optus Communications.
Excluding the customers of Optus Communications from all periods, the number of international cellular customers
(equity-weighted) increased by 975,000 (68.9%) in 1998 compared to 1997 and 725,000 (105.1%) in 1997 compared to 1996.

Growth in equity-weighted customers and total minutes of use for international cellular properties remained strong, primarily due to demand stimulated by successful marketing programs such as prepaid cellular service, enhanced services and underdeveloped land-line service. However, average minutes of use per international customer declined due to the addition of customers in lower-usage market segments.

Domestic PCS customers (equity-weighted) increased 98.5% since June 30, 1997 to 129,000 at June 30, 1998. PCS service was initiated in selected markets in BellSouth's territory beginning in mid-1996.

Operating Revenues

Total Operating Revenues increased $741 (15.1%) and $1,322
(13.5%) for the three- and six-month periods ended June
30, 1998 when compared to the same 1997 periods. Such increases include revenues from certain of BellSouth's operations which had been accounted for under the equity method in 1997 and were consolidated in 1998. If these operations had been consolidated in 1997, and excluding the effect of the South Carolina regulatory settlement in 1997, Total Operating Revenues for the three and six months ended June 30, 1998 would have increased approximately 10.1% and 9.7%, respectively. The components of Total Operating Revenues were as follows:



                                 For the Three        For the Six
                                 Months Ended        Months Ended
                                   June 30,            June 30,
                                1998      1997      1998      1997

Local Service                    $2,345   $ 2,068    $4,607   $ 4,172
Interstate Access                   960       928     1,905     1,845
Intrastate Access                   200       186       406       404
Toll                                177       186       352       360
Wireless Communications           1,173       815     2,289     1,580
Directory Advertising and
 Publishing                         419       400       781       761
Other Services                      390       340       750       646

Total Operating Revenues        $ 5,664   $ 4,923   $11,090   $ 9,768

Local Service revenues increased $277 (13.4%) and $435
(10.4%) for the three- and six-month periods ended June
30, 1998, as compared to the same 1997 periods. The increases for the three- and six-month periods were due primarily to a 4.2% growth in access lines in service since June 30, 1997, an increase of $59 and $116, respectively, due to higher customer demand for optional services, such as custom calling features, and an increase in revenues from the provision of data and digital services. Also contributing to the overall increase in revenues for the three- and six-month periods were net rate impacts of $87 and $74, respectively. Such rate impacts were due primarily to a non-recurring revenue reduction of $64, related to the local service portion of the regulatory settlement in South Carolina, which was recorded during second quarter 1997.

Interstate Access revenues increased $32 (3.4%) and $60
(3.3%) for the three- and six-month periods ended June 30, 1998 as compared to the same 1997 periods. The increases were primarily due to increases of $42 and $82 in special access revenues and increases in end-user charges attributable to increases in access lines. Special access charges are comprised primarily of revenues from the provision of data and digital services. These increases were partially offset by rate reductions which decreased revenues by $25 and $53 for the three- and six-month periods, respectively.

Intrastate Access revenues increased $14 (7.5%) and $2
(0.5%) for the three- and six-month periods ended June 30, 1998 compared to the same 1997 periods. The increases were primarily due to growth in minutes of use of 9.6% for both the three- and six-month periods. The increases were partially offset by rate reductions of $2 and $39, respectively.

Toll revenues decreased $9 (4.8%) and $8 (2.2%) for the three- and six-month periods ended June 30, 1998 when compared to the same 1997 periods. The decreases were primarily attributable to a decline in toll messages of 13.3% and 12.8%, respectively. Such decreases were partially offset by charges to interexchange carriers, beginning in the second quarter of 1997, for toll messages originating on BellSouth's public telephones as well as increased revenues from the provision of digital transmission services.

Wireless Communications revenues increased $358 (43.9%) and $709 (44.9%) for the three- and six-month periods ended June 30, 1998 when compared to the same 1997 periods. Such increases include revenues from certain of BellSouth's operations which had been accounted for under the equity method in the 1997 periods and were consolidated in the 1998 periods. If these operations had been consolidated in 1997, Wireless Communications revenues for the three and six months would have increased approximately 22.1% and 24.0%, respectively. These increases were primarily attributable to continued growth of the customer base in international and domestic wireless markets and the acquisition in 1997 of various international wireless operations.

Directory Advertising and Publishing revenues increased
$19 (4.8%) and $20 (2.6%) for the three- and six-month periods ended June 30, 1998 when compared to the same 1997 periods. The increases primarily reflect volume growth and price increases partially offset by the effect of book shifts and, in the six-month period, one-time adjustments in 1997. The revenue growth rates associated with increases in volume and pricing for the three- and six-month periods ended June 30, 1998 were 9.5% and 7.8%, respectively.

Other Services revenues are principally comprised of revenues from customer premises equipment (CPE) sales, maintenance services and other services (primarily inside wire, billing and collection and voice messaging services) offered by BellSouth Telecommunications. Other Services revenues increased $50 (14.7%) and $104 (16.1%) for the three- and six-month periods ended June 30, 1998 when compared with the same 1997 periods. The increases primarily reflect increased demand and prices for nonregulated services.


Operating Expenses

Total Operating Expenses increased $531 (14.4%) and $1,011
(14.1%) for the three- and six-month periods ended June
30, 1998 compared to the same 1997 periods. Such increases include expenses from certain of BellSouth's operations which had been accounted for under the equity method in 1997 and were consolidated in 1998. If these operations had been consolidated in 1997, Total Operating Expenses would have increased approximately 9.8% and 9.9%, respectively. The components of Total Operating Expenses were as follows:

                                 For the Three        For the Six
                                 Months Ended        Months Ended
                                   June 30,            June 30,
                                1998      1997      1998      1997

Depreciation and Amortization $ 1,074   $   977   $ 2,117   $ 1,937

Other Operating Expenses:
  Cost of Services and
   Products                     1,743     1,536     3,410     2,958
  Selling, General and
   Administrative               1,413     1,186     2,675     2,296
                                3,156     2,722     6,085     5,254
    Total Operating Expenses  $ 4,230   $ 3,699   $ 8,202   $ 7,191

Depreciation and Amortization increased $97 (9.9%) and
$180 (9.3%) for the three- and six-month periods ended
June 30, 1998 compared to the same periods in 1997. The increases were due primarily to the first-time consolidation of certain operations in 1998 which were treated as equity investments in 1997. Depreciation and amortization for such operations were $57 and $107 for the three- and six-month periods, respectively. The overall increases were also due to higher levels of property, plant and equipment since June 30, 1997 resulting from continued growth in the customer base and continued modernization of the networks utilized in the wireless businesses.

Other Operating Expenses increased $434 (15.9%) and $831
(15.8%) for the three- and six-month periods ended June
30, 1998 when compared to the same 1997 periods. Such increases include $172 and $341 in expenses from certain of BellSouth's operations which had been accounted for under the equity method in 1997 and were consolidated in 1998. The increases for the periods were also attributable to increased expenses in international wireless operations of $45 and $111 related to sustained growth in the international cellular customer bases. Such increases reflect additional marketing and operational costs associated with higher levels of sales and expanded operations.

At BellSouth Telecommunications, Other Operating Expenses increased $175 (9.0%) and $311 (8.2%) for the three- and six-month periods ended June 30, 1998 when compared to the same 1997 periods. The increases were primarily attributable to increased labor costs, other increased costs in the BellSouth Telecommunications' telephone operations associated with higher business volumes, payments to the Universal Service Fund and costs related to compliance with the Telecommunications Act of 1996.

Other Income Statement Items

The other income statement components were as follows:

                                 For the Three        For the Six
                                 Months Ended        Months Ended
                                    June 30,            June 30,
                                1998      1997      1998       1997
Interest Expense                $203      $187       $393      $370
Gain on Sale of Operations         -         -        155         -
Other Income, net                118        33        146        26
Provision for Income Taxes       531       416      1,086       886


Interest Expense increased $16 (8.6%) and $23 (6.2%) for the three- and six-month periods ended June 30, 1998 compared to the same 1997 periods. The increases were primarily attributable to higher average debt balances and interest rates on short-term borrowings, partially offset by an increase in interest capitalized for investments being developed. The increase in average short-term debt balances and related interest expense primarily reflects the consolidation of several international operations which had been accounted for under the equity method prior to 1998.

Gain on Sale of Operations for the six-month period ended
June 30, 1998 represents additional proceeds received from the sale of ITT World Directories (see Note D to the
Consolidated Financial Statements).

Other Income, net improved $85 and $120 for the three- and six-month periods ended June 30, 1998 compared to the same
1997 periods. The increases were primarily attributable to improved equity in earnings of unconsolidated affiliates and an increase in interest income, partially offset in the six-month period by higher net minority interest deductions.

Equity in earnings of unconsolidated affiliates was $36 and $48 for the three- and six-month periods ended June
30, 1998 compared to equity in losses of ($26) and ($69) for the same 1997 periods. The improvement in overall equity in earnings primarily reflects (i) the first-time consolidation in 1998 of the mobile data communications business; (ii) more favorable results at other unconsolidated international operations; and (iii) the cessation of losses incurred by Optus following its sale in 1997. The improvement was partially offset by development expenses associated with the start-up operations in Brazil in 1998.

Provision for Income Taxes for the three- and six-month periods ended June 30, 1998 increased $115 (27.6%) and
$200 (22.6%) when compared to the same 1997 periods. For the three- and six-month periods ended June 30, 1998, BellSouth's effective tax rates were 39.4% and 38.8% compared to 38.9% and 39.7% for the same 1997 periods.



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

                                            For the Six Months
                                              Ended June 30,
                                             1998         1997
Net Cash Provided by Operating Activities   $3,698       $3,494

Operating Activities. Net cash provided by operating activities increased $204 (5.8%) in the six-month period ended June 30, 1998 when compared to the same 1997 period.
The change is primarily due to a $491 increase in operating income before depreciation and amortization and increased net receipts of accounts receivable. The increase was partially offset by increased cash expenditures for accounts payable and other current liabilities.


                                            For the Six Months
                                              Ended June 30,
                                             1998         1997
Net Cash Used for Investing Activities     $(3,276)     $(2,457)

Investing Activities. BellSouth's primary use of capital resources continues to be for capital expenditures to support development of the wireline and wireless networks.
Net cash used for investing activities increased $819
(33.3%) in the six-month period ended June 30, 1998 when compared to the same 1997 period. The increase was primarily due to capital expenditures for and investments in BellSouth's consolidated and unconsolidated Latin
American affiliates, including the purchase of an additional ownership interest in BellSouth's wireless operations in Venezuela in June 1998.

Internal sources provided substantially all cash required for capital expenditures and international investments in the six-month period ended June 30, 1998. For the remainder of 1998, BellSouth expects to continue to finance capital expenditures and international investments primarily through internally generated funds and, to a lesser extent, from external sources.

                                            For the Six Months
                                              Ended June 30,
                                             1998         1997
Net Cash Used for Financing Activities      $(770)       $(907)

Financing Activities. Net cash used for financing activities decreased $137 (15.1%) in the six-month period ended June 30, 1998 compared to the same 1997 period. The decrease is primarily due to higher net borrowings of debt of $489, substantially offset by an increase in purchases of treasury shares of $383.

In June 1998, BellSouth Telecommunications issued $500 of
6 3/8% Debentures, due June 1, 2028 and $500 of 6% Reset
Put Securities, due June 15, 2012. The purpose of these issues was to refinance $500 aggregate principal amount of BellSouth Telecommunications' 5 1/4% Notes, which matured on June 8, 1998, and to provide for general corporate purposes, including the refinancing of commercial paper.

BellSouth's debt to total capitalization ratio remained flat at 42.2% at June 30, 1998 compared to 42.1% at December 31, 1997.

As of July 31, 1998, shelf registration statements were on file with the Securities and Exchange Commission under which $927 of debt securities could be publicly offered.

In September 1997, BellSouth announced a plan to repurchase up to $1 billion of its Common Stock through 1998. Treasury share purchases under this plan totaled
$452 for the six months ended June 30, 1998.


          REGULATORY DEVELOPMENTS AND COMPETITION


State Developments

Reciprocal Compensation for Internet Traffic. Numerous
Competitive Local Exchange Carriers (CLECs) claim
entitlement from Incumbent Local Exchange Carriers
(ILECs), including BellSouth Telecommunications, for
reciprocal compensation to the CLECs for calls originating
on the ILEC's networks and connecting with internet
service providers served by the CLEC's networks.  The
CLECs have asserted that such reciprocal compensation is
provided for in interconnection agreements between the
CLECs and the ILECs.   The ILECs have denied any liability
for this form of compensation. The courts and state commissions that have considered the matter have ruled against the ILECs with respect to calls to internet service providers. The FCC is considering the underlying jurisdictional issue and is expected to issue a decision.
It is too early to assess the impact of the ultimate resolution of these issues on the results of operations, financial position and cash flows of BellSouth.


Tennessee. In 1995, BellSouth Telecommunications elected price regulation under an incentive regulation plan whereby prices for basic services and Call Waiting services are to be capped for four years, after which prices may be changed in accordance with an inflation-based formula.

As a condition to implementing price regulation, the Tennessee Public Service Commission ordered BellSouth
Telecommunications to reduce prices by approximately $56 on an annual basis. BellSouth Telecommunications appealed to the Tennessee Court of Appeals. In October 1997, the court vacated the order requiring the rate reduction and remanded the case to the Tennessee Regulatory Authority
(TRA) (the successor to the Tennessee Public Service
Commission) with instructions to approve the price regulation plan. In January 1998, the TRA and the Consumer
Advocate filed an application for permission to appeal to the Tennessee Supreme Court. In June 1998, the Tennessee
Supreme Court denied the application for appeal.
BellSouth Telecommunications' application for price regulation is currently pending before the TRA.

In early 1998, a bill was introduced in the Tennessee legislature that would impose significant new restrictions on companies electing price regulation. The bill included proposals to require companies to make substantial refunds to customers prior to operating under price regulation and to have initial rates for price regulation purposes established by means of a traditional rate of return earnings investigation. Efforts to adopt such a bill failed in committee.


                       OTHER MATTERS


Accounting for Derivative Instruments and Hedging
Activities.  In June 1998, the Financial Accounting
Standards Board issued Statement of Financial Accounting
Standards (SFAS) No. 133, "Accounting for Derivative
Instruments and Hedging Activities". The standard requires that all derivative instruments (1) be recognized as assets or liabilities and (2) be adjusted to fair value each period. SFAS No. 133 requires adoption by BellSouth no later than January 1, 2000. BellSouth is currently assessing the impact that adoption of SFAS No. 133 will have on its results of operations and financial condition and is undecided as to the date the standard will be adopted.


Year 2000 Compliance. BellSouth has initiated a company-wide program to identify and address issues associated with the ability of its date-sensitive information, telephony and business systems as well as certain equipment to properly recognize the Year 2000 in order to avoid interruption of the operation of these systems as a result of the century change on January 1, 2000. The program is also designed to assess the impact on BellSouth of the readiness of other entities with which BellSouth does business.

Inability to reach substantial Year 2000 compliance in BellSouth's systems and integral third party systems could result in interruption of telecommunications services, interruption or failure of BellSouth's customer billing, operating and other information systems and failure of certain date-sensitive equipment. Such failures could result in substantial claims by customers and/or loss of revenue due to service interruption, delays in BellSouth's ability to bill its customers accurately and timely, and increased expenses associated with litigation, stabilization of operations following such failures or execution of contingency plans.

The Year 2000 program is being conducted by a management team that is coordinating the efforts of internal resources as well as third party network providers and vendors in identifying and making necessary changes to BellSouth's systems hardware, software and date-sensitive equipment. The program also includes the international and domestic companies in which BellSouth holds an interest.
Some of the changes necessary in BellSouth's operations are being made as a part of ongoing systems upgrades.

BellSouth plans to have all Year 2000 compliance conversion and initial testing for its most critical systems used in its domestic operations completed by the end of 1998 and to complete intersystem testing and deployment by mid-1999. The status of Year 2000 compliance efforts for international entities is less advanced than that for domestic operations. However, Year 2000 conversion, testing and deployment for these systems is expected to be completed by late 1999.

Over the years, BellSouth has developed numerous contingency plans for conducting its business operations in the event of crises including system outages or natural disasters. As a part of its Year 2000 compliance efforts, it is reviewing its contingency plans to ensure they adequately address Year 2000 issues that might arise.
BellSouth's operational systems, such as billing, accounting, etc., are also being addressed in the endeavor. BellSouth is a member, together with other large telecommunications companies, in an industry group which is addressing the Year 2000 issue and related contingency plans.

Some of the costs associated with BellSouth's Year 2000 compliance efforts were incurred in 1997, and the remainder has been or will be incurred during 1998 and 1999. BellSouth estimates the costs of these efforts will be between $100 to $200 over the life of the project.
BellSouth intends to continually reassess the estimated costs and status of Year 2000 remediation efforts.

BellSouth currently anticipates that the mission critical systems that it controls in its domestic and international operations will be Year 2000 compliant by January 1, 2000.
However, no assurance can be given that unforeseen circumstances will not arise during the performance of the testing and deployment phases which would adversely affect the Year 2000 compliance of BellSouth's systems.
Furthermore, the Year 2000 compliance status of integral third party networks is not yet fully known. As a result, BellSouth is unable to determine the impact that any system interruption would have on BellSouth's results of operations, financial position and cash flows.

CWA Working Agreement. On August 8, 1998, BellSouth reached a tentative agreement with the Communications
Workers of America (CWA) on new three-year contracts covering approximately 48,000 employees. The contracts, which are subject to ratification by CWA members, include basic wage increases totaling 12.39% over the three years covered by the contracts. In addition, the agreement provides for a standard award of between 2% and 2.5% of base salary and overtime compensation which is subject to adjustment based on company performance measures for plan years 1999 and 2000. Other terms of the agreement include pension band increases and pension plan cash balance improvements for active employees.


                   SAFE HARBOR STATEMENT

Statements that do not address historical performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on a number of assumptions, including but not limited to: (1) continued economic growth and demand for BellSouth's services; (2) continued monetary, regulatory and political stability where BellSouth conducts its international operations; (3) the reasonable accuracy of BellSouth's expectations of costs and recoveries with respect to access reform, universal service and interconnection; (4) the reasonable accuracy of BellSouth's estimate of regulatory authorization to provide wireline long distance services and the impact of competition in its markets; and (5) satisfactory identification and completion of Year 2000 software and hardware revisions by BellSouth and entities with which it does business. Any developments significantly deviating from these assumptions could cause actual results to differ materially from those forecast or implied in the aforementioned forward-looking statements.



               PART II -- OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security
Holders

     BellSouth has published the information called for by this item in its "Second Quarter 1998 Report to Shareholders" which was distributed to shareholders on or about May 1, 1998. Shareholders can request a copy of this report by calling BellSouth Shareholder Services on 1-
800-631-6001.




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

  10m     BellSouth Corporation Executive Life
          Insurance Plan as amended and restated as the BellSouth Split-Dollar Life Insurance Plan effective January 1, 1998.

  10cc BellSouth Supplemental Life Insurance Plan effective January 1, 1998.

  11      Computation of Earnings Per Common Share.

  12      Computation of Ratio of Earnings to Fixed
          Charges.

  27      Financial Data Schedule as of June 30, 1998.



(b) Reports on Form 8-K:

 Date of Event      Subject

 July 21, 1998      Second quarter 1998 Earnings Release
                     and 1998 Financial Projection



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


                                     BELLSOUTH CORPORATION

                             By    /s/  W. Patrick Shannon
                                        W. PATRICK SHANNON
                             Vice President and Controller
                            (Principal Accounting Officer)


August 12, 1998
                       EXHIBIT INDEX

  Exhibit
  Number

  10m    BellSouth Corporation Executive Life
         Insurance Plan as amended and restated as the BellSouth Split-Dollar Life Insurance Plan effective January 1, 1998.

  10cc BellSouth Supplemental Life Insurance Plan effective January 1, 1998.

  11     Computation of Earnings Per Common Share.

  12     Computation of Ratio of Earnings to Fixed
         Charges.

  27     Financial Data Schedule as of June 30, 1998.