Form 10-Q
period 1998-09-30
BELLSOUTH CORP
filed 1998-11-12
CIK 732713

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C.  20549




                               FORM 10-Q
                              (Mark One)

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

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

At October 31, 1998, 977,798,877 common shares were outstanding.



                      Table of Contents


Item                                                         Page
                            Part I
 1.  Financial Statements                                      3
        Consolidated Statements of Income                      3
        Consolidated Balance Sheets                            4
        Consolidated Statements of Cash Flows                  5
        Consolidated Statements of Shareholders' Equity
         and Comprehensive Income                              6
        Notes to Consolidated Financial Statements             8
        Selected Operating Data                               11

 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition                      14
        Results of Operations                                 14
           Volumes of Business                                15
           Operating Revenues                                 17
           Operating Expenses                                 19
           Other Income Statement Items                       20
        Financial Condition                                   21
        Regulatory Developments and Competition               22
           Federal Developments                               22
           State Developments                                 22
        Other Matters                                         23
        Safe Harbor Statement                                 26

                           Part II
 6.  Exhibits and Reports on Form 8-K                         27



                     PART I - FINANCIAL INFORMATION

                         BELLSOUTH CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
                (In Millions, Except Per Share Amounts)

                              For the Three Months    For the Nine Months
                               Ended September 30,    Ended September 30,
                                 1998       1997        1998       1997
Operating Revenues:
 Network and related services:
  Local service               $ 2,380     $ 2,143    $ 6,987     $ 6,315
  Interstate access               944         916      2,849       2,761
  Intrastate access               203         197        609         601
  Toll                            180         189        532         549
 Wireless communications        1,234         929      3,523       2,509
 Directory advertising and
  publishing                      505         466      1,286       1,227
 Other services                   419         353      1,169         999
   Total Operating Revenues     5,865       5,193     16,955      14,961

Operating Expenses:
 Cost of services and
  products                      1,845       1,566      5,255       4,524
 Depreciation and
  amortization                  1,111       1,002      3,228       2,939
 Selling, general and
  administrative                1,446       1,279      4,121       3,575
   Total Operating Expenses     4,402       3,847     12,604      11,038

Operating Income                1,463       1,346      4,351       3,923

Interest Expense                  218         195        611         565
Gain on Sale of Operations         --         787        155         787
Other Income, net                  73          20        219          46

Income Before Income Taxes      1,318       1,958      4,114       4,191
Provision for Income Taxes        504         773      1,590       1,659

Net Income                    $   814     $ 1,185    $ 2,524     $ 2,532

Weighted-Average Common
 Shares Outstanding:
  Basic                           983        992         988        992
  Diluted                         989        995         994        994
Dividends Declared Per Common
 Share                        $   .36     $  .36     $  1.08     $ 1.08
Earnings Per Share:
  Basic                       $   .83     $ 1.19     $  2.55     $ 2.55
  Diluted                     $   .82     $ 1.19     $  2.54     $ 2.55



   The accompanying notes are an integral part of these consolidated financial statements.

                         BELLSOUTH CORPORATION
                      CONSOLIDATED BALANCE SHEETS
            (Dollars In Millions, Except Per Share Amounts)
                                               September 30,  December 31,
                                                    1998          1997
                                                (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents                      $   2,389      $   2,570
 Temporary cash investments                           211             17
 Accounts receivable, net of allowance for
  uncollectibles of $264 and $246                   4,413          4,750
 Material and supplies                                430            393
 Other current assets                                 775            387
   Total Current Assets                             8,218          8,117

Investments and Advances                            2,531          2,675

Property, Plant and Equipment:
 Property, plant and equipment                     57,061         53,828
 Accumulated depreciation                          33,426         30,967
   Property, Plant and Equipment, net              23,635         22,861

Deferred Charges and Other Assets                   1,013            702
Intangible Assets, net                              2,960          1,946

Total Assets                                    $  38,357      $  36,301

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Debt maturing within one year                  $   3,371      $   3,706
 Accounts payable                                   1,733          1,825
 Other current liabilities                          3,985          3,252
   Total Current Liabilities                        9,089          8,783

Long-Term Debt                                      8,532          7,348

Deferred Credits and Other Liabilities:
 Accumulated deferred income taxes                  1,855          2,023
 Unamortized investment tax credits                   179            213
 Other liabilities and deferred credits             2,803          2,769
   Total Deferred Credits and Other
    Liabilities                                     4,837          5,005

Shareholders' Equity:
 Common stock, $1 par value                         1,010          1,010
 Paid-in capital                                    7,777          7,714
 Retained earnings                                  8,848          7,382
 Accumulated other comprehensive income                (2)            36
 Shares held in trust and treasury                 (1,396)          (575)
 Guarantee of ESOP debt                              (338)          (402)
   Total Shareholders' Equity                      15,899         15,165

Total Liabilities and Shareholders' Equity      $  38,357      $  36,301



   The accompanying notes are an integral part of these consolidated financial statements.


                         BELLSOUTH CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                         (Dollars In Millions)
                                                        For the Nine Months
                                                        Ended September 30,
                                                           1998      1997
    Cash Flows from Operating Activities:
     Net income                                          $  2,524  $  2,532
     Adjustments to net income:
      Depreciation and amortization                         3,228     2,939
      Gain on sale of operations                             (155)     (787)
      Net losses (earnings) and dividends from
       unconsolidated affiliates                               80       284
      Provision for uncollectibles                            230       209
      Deferred income taxes and unamortized
       investment tax credits                                  39       223
     Net change in:
      Accounts receivable and other current assets           (153)     (261)
      Accounts payable and other current liabilities          195       285
      Deferred charges and other assets                      (235)     (178)
      Other liabilities and deferred credits                  101       175
      Other reconciling items, net                             42       (44)
          Net cash provided by operating activities         5,896     5,377

    Cash Flows from Investing Activities:
     Capital expenditures                                  (3,744)   (3,198)
     Purchases of licenses and other intangible
      assets                                                 (575)     (195)
     Proceeds from sale of operations                         155     1,000
     Proceeds from disposition of short-term
      investments                                              98       236
     Purchases of short-term investments                     (292)     (203)
     Investments in and advances to unconsolidated
      affiliates                                             (566)   (1,048)
     Other investing activities, net                          183        98
          Net cash used for investing activities           (4,741)   (3,310)

    Cash Flows from Financing Activities:
     Net repayments of short-term borrowings                 (127)     (521)
     Proceeds from long-term debt                           1,454       536
     Repayments of long-term debt                            (753)      (19)
     Dividends paid                                        (1,068)   (1,071)
     Purchase of treasury shares                             (888)     (117)
     Other financing activities, net                           46        31
         Net cash used for financing activities            (1,336)   (1,161)

    Net (Decrease) Increase in Cash and Cash
     Equivalents                                             (181)      906
    Cash and Cash Equivalents at Beginning of Period        2,570     1,178
    Cash and Cash Equivalents at End of Period           $  2,389  $  2,084


   The accompanying notes are an integral part of these consolidated financial statements.


                         BELLSOUTH CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       AND COMPREHENSIVE INCOME
                              (Unaudited)
                             (In Millions)
                                For the Nine Months Ended September 30, 1998
                     -----------------------------------------------------------------------------------
                     Number of
                      Shares                          Amount
                     -----------------  ----------------------------------------------------------------
                               Shares                                          Shares
                                Held                                 Accum.     Held
                                 In                                  Other       In     Guaran-
                                Trust                                Compre-    Trust   tee of
                      Common     and      Common  Paid-in  Retained  hensive     and     ESOP
                      Stock   Treasury    Stock   Capital  Earnings  Income   Treasury   Debt    Total
                     -------  --------    ------  -------  --------  -------  --------  ------- --------
                                 (a)                                             (a)
Balance at
December 31, 1997      1,010     (18)     $1,010   $7,714    $7,382    $36      $(575)   $(402)  $15,165

Net income                                                    2,524                                2,524

Other compre-
 hensive income,
 net of tax:

  Foreign currency
   translation                                                         (38)                          (38)
   adjustment

Total comprehen-
 sive income(b)                                                                                    2,486

Dividends                                                    (1,064)                              (1,064)
declared

Share issuances
 for employee
 benefit plans                     1                  (29)                         68                 39

Acquisition-
 related
 transactions                      1                   92                          33                125

Purchase of
 treasury stock                  (14)                                            (888)              (888)

Purchase of
 stock by
 grantor trust                    (1)                                             (34)               (34)

ESOP activities
 and related tax                                                  6                          64       70
 benefit
                      ------     ----     ------   ------    ------    ----   --------   ------  -------
Balance at
September 30, 1998     1,010     (31)     $1,010   $7,777    $8,848    $(2)   $(1,396)   $(338)  $15,899
                      ======     ====     ======   ======    ======    ====   ========   ======  =======

 (a) Such shares are not considered to be outstanding for financial reporting purposes. As of September 30, 1998 there were approximately
      17.7 shares held in trust and 12.9 treasury shares held by the company.
 (b)  Total comprehensive income for the three-month period ended
      September 30, 1998 was $807.

   The accompanying notes are an integral part of these consolidated financial statements.


                         BELLSOUTH CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       AND COMPREHENSIVE INCOME
                              (Unaudited)
                             (In Millions)
                                  For the Nine Months Ended September 30, 1997
                     ----------------------------------------------------------------------------------
                        Number of
                         Shares                          Amount
                     ------------------  --------------------------------------------------------------
                               Shares                                           Shares
                                Held                                 Accum.      Held   Guar-
                                 In                                  Other        In    antee
                                Trust                                Compre-     Trust    of
                      Common     and      Common   Paid-in  Retained hensive      and    ESOP
                       Stock   Treasury    Stock   Capital  Earnings Income    Treasury  Debt    Total
                      -------  --------   -------  -------- -------- --------  -------- ------  -------
                                 (a)                                              (a)
Balance at
December 31, 1996      1,009     (18)     $1,009   $7,672    $5,541    $25      $(532)   $(466)  $13,249

Net income                                                    2,532                                2,532

Other compre-
 hensive income,
 net of tax:

  Foreign currency
   translation                                                          25                            25
   adjustment

Total comprehen-
 sive income(b)                                                                                    2,557

Dividends                                                    (1,071)                              (1,071)
declared

Share issuances
 for:

  Employee benefit                 1                  (15)                         46                 31
   plans
  Grantor Trusts           1      (1)          1       60                         (61)                --

Acquisition-
 related
 transactions                      2                    8                          89                 97

Purchase of
 treasury stock                   (2)                                            (117)              (117)

ESOP activities
 and related tax                                                  6                         63        69
 benefit
                       -----     ----     ------   ------    ------    ---      ------   ------  -------
Balance at
September 30, 1997     1,010     (18)     $1,010   $7,725    $7,008    $50      $(575)   $(403)  $14,815
                       =====     ====     ======   ======    ======    ===      ======   ======  =======

 (a) Such shares are not considered to be outstanding for financial reporting purposes. As of September 30, 1997 there were approximately
      17.1 shares held in trust and 1.3 treasury shares held by the company.
 (b)  Total comprehensive income for the three-month period ended
      September 30, 1997 was $1,202.

   The accompanying notes are an integral part of these consolidated financial statements.


                         BELLSOUTH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                         (Dollars In Millions)

Note A -- Preparation of Interim Financial Statements

     The consolidated financial statements of BellSouth Corporation (BellSouth) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain amounts have been reclassified from previous presentations. These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Actual results could differ from those estimates. In the opinion of BellSouth, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. BellSouth believes, however, that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows.

Beginning in 1998, BellSouth adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Comprehensive Income." The calculation of comprehensive income is included in the accompanying Consolidated
Statements of Shareholders' Equity and Comprehensive Income.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in BellSouth's latest annual report on Form 10-K and previous quarterly reports on Form 10-Q.

Note B -- Earnings per Share

In 1997, BellSouth adopted SFAS No. 128, "Earnings per Share," which requires the presentation of both basic and diluted earnings per share. Basic earnings per share is computed based on the weighted-average number of common shares outstanding during each year. Diluted earnings per share is based on the weighted-average number of common shares outstanding plus common stock equivalents arising out of employee stock options and other benefit plans. Earnings per share information for the prior period has been restated to conform to the requirements of the standard. Common stock equivalents included in the calculation of diluted earnings per share were approximately 6 million for the three- and nine-month periods ended September 30, 1998 and approximately 3 million and 2 million for the three- and nine-month periods ended September 30, 1997, respectively. BellSouth's earnings, used for per share calculations, are the same for both the basic and diluted methods.

                         BELLSOUTH CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              (Unaudited)
                         (Dollars In Millions)

Note C -- Supplemental Cash Flow Information

                                     For the Nine Months
                                     Ended September 30,
                                      1998         1997

Cash Paid For:

   Income taxes                      $1,285       $1,278
   Interest                          $  572       $  518


In January 1998, BellSouth began consolidating certain operations that had previously been accounted for under the equity method. Such consolidation resulted in an increase in assets of $519 (net of a $228 decrease in investments and advances) and a corresponding increase in liabilities.

Note D -- Gain on Sale of Operations

In August 1997, BellSouth sold its 24.5% interest in Optus Communications to Cable and Wireless, a U.K. telecommunications company. Under the agreement, BellSouth received approximately $735 in cash for its 490 million shares in Optus Communications. In addition, BellSouth was given an option to receive either an ownership interest in a cellular communications company located in Colombia or the equivalent value of that interest in cash. The pretax gain on the sale was $578 ($352 after tax). During 1998, BellSouth exercised its option and received an additional $64 which is included in other investing activities in the statement of cash flows for the nine months ended September 30, 1998.

In July 1997, BellSouth sold its 20% interest in ITT World Directories (ITTWD) to ITT Corporation (ITT) for total proceeds of $265. The pretax gain on such sale was $209 ($128 after tax). The sale agreement contained certain provisions that called for additional sales proceeds to be paid to BellSouth in the event that ITT subsequently resold ITTWD above a certain price. As a result of ITT's subsequent sale of ITTWD, BellSouth received additional proceeds that resulted in a pretax gain of $155 ($96 after tax) in the first quarter of 1998.

Note E -- South Carolina Regulatory Settlement

In April 1997, BellSouth Telecommunications, the South Carolina Public Service Commission and other parties agreed on a settlement to claims of alleged overearnings for the years 1992 through 1994. Under the terms of the settlement, BellSouth Telecommunications paid $72 to its customers in 1997. Accordingly, in the second quarter of 1997, BellSouth reduced operating revenues by $72 ($47 after tax) in connection with the settlement.

                         BELLSOUTH CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              (Unaudited)
                         (Dollars In Millions)



Note F -- Issuance of Debt

In June 1998, BellSouth Telecommunications issued $500 of 6 3/8% Debentures, due June 1, 2028, and $500 of 6% Reset Put Securities, due June 15, 2012. The purpose of these issues was to refinance $500 aggregate principal amount of BellSouth Telecommunications' 5 1/4% Notes that matured on June 8, 1998 and to provide funds for general corporate purposes including the refinancing of commercial paper.

In conjunction with the issuance of the 6% Reset Put Securities, BellSouth Telecommunications entered into an interest rate swap agreement. Under the agreement, BellSouth Telecommunications will pay a variable rate that is based on LIBOR and will receive a fixed rate of 6% in return. The LIBOR-based rate in effect at September 30, 1998 was 5.5945%. The agreement calls for periodic interim settlements and expires June 15, 2002.

Note G -- Subsequent Events

Repayment of Prime Loan. During 1993, BellSouth entered into a credit agreement with Prime South Diversified, Inc.(Prime) to provide up to $250 in financing, all of which was outstanding as of September 30, 1998. The loan was collateralized by the stock of Prime, which indirectly owned Community Cable TV (CCTV) in Las Vegas. The loan bore interest at a variable rate of 10% to 11%. The loan agreement specified that in the event Prime sold CCTV, BellSouth would be repaid the principal balance as well as additional amounts for contingent interest and prepayment penalties.

On October 1, 1998, Prime sold its investment in CCTV. As specified in the loan agreement, BellSouth was repaid the full principal balance as well as amounts for contingent interest, prepayment penalties and regular interest. As a result, BellSouth recorded additional income of $102 ($62 after tax), for the amount related to the proceeds from contingent interest and prepayment penalties, in October 1998.

Sale of BellSouth New Zealand. On October 30, 1998, BellSouth sold to Vodaphone Group Plc its 65% ownership interest in BellSouth New Zealand for total proceeds of $244. BellSouth expects to record an estimated after-tax gain of between $85 and $95 in the fourth quarter of 1998.

                         BELLSOUTH CORPORATION
                        SELECTED OPERATING DATA
                              (Unaudited)

                                                    Percent Change
                                                  1998 vs.  1997 vs.
                                            1998    1997      1996

Equivalent Access Lines in Service at September 30 (Thousands)(a):
By Type:
 Switched Access Lines:
  Residence                                16,329    4.2%     4.2%
  Business                                  7,266    3.4      5.9
  Other                                       274    1.0      3.4
   Total Switched Access Lines             23,869    3.9      4.7
 Access Line Equivalents (b):
  Basic Rate ISDN (c)                         175   34.3     53.4
  Primary Rate ISDN                           458  103.9    168.6
  DS0                                         681    5.7     (1.9)
  DS1                                       4,090   27.6     49.0
  DS3                                       6,646   48.1     59.5
   Total Access Line Equivalents           12,050   38.6     50.1
    Total Equivalent Access Lines in       35,919   13.4     14.2
     Service


Switched Access Lines By State (Thousands)(a):
  Florida                                   6,430    4.6%     5.7%
  Georgia                                   4,131    4.8      5.5
  Tennessee                                 2,670    2.2      3.5
  North Carolina                            2,425    4.7      5.7
  Louisiana                                 2,334    3.7      3.7
  Alabama                                   1,959    2.3      3.7
  South Carolina                            1,446    4.2      3.7
  Mississippi                               1,272    3.5      3.3
  Kentucky                                  1,202    2.9      3.4
   Total Switched Access Lines By          23,869    3.9      4.7
    State


 (a) Prior period operating data are often revised at later dates to reflect updated information. The above information reflects the latest data available for the periods indicated.

 (b) Access line equivalents are based on conversion factors that result from the estimated capacity of one switched access line. The conversion factors used are as follows:

        Basic Rate ISDN (c)    2.5/1
        Primary Rate ISDN       24/1
        DS0                      1/1
        DS1                     24/1
        DS3                    672/1

 (c) Basic Rate ISDN lines are included in BellSouth's switched access line count as equaling one line. The amounts shown as access line equivalents are the estimated incremental equivalent access lines resulting from these lines.




                         BELLSOUTH CORPORATION
                 SELECTED OPERATING DATA  (Continued)
                              (Unaudited)




                                                  Percent Change for
                                                   the Periods Ended
                                                  1998 vs.  1997 vs.
                                            1998    1997      1996

Access Minutes of Use (Millions)(d)(e):
  Interstate:
    Three months ended March 31            18,997    7.2%     6.4%
    Three months ended June 30             19,805    6.8     10.1
    Three months ended September 30        19,728    6.5      9.2
    Nine months ended September 30         58,530    6.8      8.6

  Intrastate:
    Three months ended March 31             6,085    9.6      8.4
    Three months ended June 30              6,435    9.6     12.2
    Three months ended September 30         6,710   12.5     11.5
    Nine months ended September 30         19,230   10.6     10.7

  Total Access Minutes of Use:
    Three months ended March 31            25,082    7.8      6.9
    Three months ended June 30             26,240    7.4     10.6
    Three months ended September 30        26,438    8.0      9.7
    Nine months ended September 30         77,760    7.7      9.1


Toll Messages (Millions)(d):
    Three months ended March 31               201  (12.4)%  (18.1)%
    Three months ended June 30                201  (13.3)   (10.5)
    Three months ended September 30           199  (11.4)   (10.9)
    Nine months ended September 30            601  (12.4)   (13.3)


 (d) Prior period operating data are often revised at later dates to reflect updated information. The above information reflects the latest data available for the periods indicated.

 (e) Minutes of Use are classified as either interstate or intrastate based on the percentage interstate usage factor. This factor is updated periodically.




                         BELLSOUTH CORPORATION
                 SELECTED OPERATING DATA  (Continued)
                              (Unaudited)


Cellular and Personal Communications Service (PCS) customers served at September 30(Equity basis)(Thousands)(f):

                                                 Percent Change
                                               1998 vs.   1997 vs.
                                        1998     1997       1996

Domestic Cellular                       4,542   14.5%      19.0%
International Cellular                  3,014   85.6(h)    46.3(g)
PCS                                       158  105.2        --
                                        7,714   36.1(h)    27.3(g)

 (f) Includes customers served based on BellSouth's ownership percentage in all markets served.

 (g) Excluding the customers of Optus Communications, which was sold in July 1997, from the 1996 period, the growth rate for international cellular customers would have been 103.0% for 1997 compared to 1996, and the growth rate for total cellular and PCS customers would have been 36.9% for 1997 compared to 1996.

 (h) International cellular customers as of September 30, 1998 includes 251,000 net customer additions resulting from BellSouth's purchase of additional ownership interests in several Latin American markets. Excluding these customer additions, international and total customers served increased by 70.1% and 31.7%, respectively, over third quarter 1997.


                                         For the Nine
                                         Months Ended
                                        September 30,
                                             1998
Ratio of Earnings to Fixed Charges (i)       6.92

 (i) For the purpose of this ratio: (1) earnings have been calculated by adding income before income taxes, gross interest expense, such portion of rental expense representative of the interest factor on such rentals, and equity in losses from less-than-50%-owned investments (accounted for under the equity method of accounting) less the excess of earnings over distributions from less-than-50%-owned investments (accounted for under the equity method of accounting); and
    (2) fixed charges are comprised of gross interest expense and such portion of rental expense representative of the interest factor on such rentals.




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

Approximately 65% and 68% of BellSouth's Total Operating Revenues for the nine-month periods ended September 30, 1998 and 1997, respectively, were from wireline services provided by BellSouth Telecommunications. Charges for local, access and toll services for the nine-month period ended September 30, 1998 accounted for approximately 64%, 31% and 5%, respectively, of the wireline revenues discussed above. Revenues from wireless communications services and directory advertising and publishing services accounted for approximately 21% and 8%, respectively, of Total Operating Revenues for the nine months ended September 30, 1998. The remainder of such revenues was derived principally from other nonregulated services provided by BellSouth Telecommunications, as well as sales and maintenance of customer premises equipment (CPE).


                         RESULTS OF OPERATIONS

                                 For the Three       For the Nine
                                 Months Ended        Months Ended
                                 September 30,       September 30,
                                1998      1997      1998      1997

   Net Income                 $   814   $ 1,185   $ 2,524   $ 2,532

   Earnings Per Share:
    Basic                     $   .83   $  1.19   $  2.55   $  2.55
    Diluted                   $   .82   $  1.19   $  2.54   $  2.55

For the three- and nine-month periods ended September 30, 1998, Net Income decreased by $371 (31.3%) and $8 (0.3%), respectively, when compared to the same 1997 periods. Basic Earnings Per Share decreased $.36 (30.3%)for the three-month period, but remained unchanged for the nine-month period. Diluted Earnings Per Share decreased $.37 (31.1%) and $.01 (0.4%), respectively, when compared to the same 1997 periods.

The decreases in net income for the three- and nine-month periods resulted primarily from gains on the sales of Optus Communications ($352 after tax) and ITT World Directories ($128 after tax) which occurred during third quarter 1997 (see Note D to the Consolidated Financial Statements). The decreases were partially offset by continued strong growth in key business volumes in BellSouth's wireline and wireless businesses. For the nine months ended September 30, 1998, the decrease was also partially offset by an after-tax gain of $96 resulting from additional proceeds received during first quarter 1998 in connection with the sale of ITT World Directories (see Note D to the Consolidated Financial Statements). Net Income during the nine months ended September 30, 1997 was reduced by an after-tax charge of $47 related to a regulatory settlement in South Carolina (see Note E to the Consolidated Financial Statements).

Volumes of Business

Total equivalent access lines are comprised of switched access lines (including residence, business and other) as well as access line equivalents. Access line equivalents are derived from non-switched digital and data transmission lines and are based on conversion factors that result from the estimated capacity of one switched access line. Total equivalent access lines in service as of September 30, 1998 increased by approximately 4,258,000 (13.4%) since September 30, 1997 to 35,919,000, compared to an increase of 3,928,000 (14.2%) for the same 1997 period. The growth in total equivalent access lines continues to reflect economic growth in the Southeast, successful marketing programs and increasing demand for high-capacity digital and data products that are included in access line equivalents. The growth in total equivalent access lines also includes an increase of 314,000 in resold lines to 442,000. Switched business and residence access lines increased by 3.4% and 4.2%, respectively, compared to growth rates of 5.9% and 4.2% in the same 1997 period. The decrease in the growth rate for switched business lines was primarily due to the migration of business customers from traditional business line services to digital and data products. To a lesser degree, the growth rate for switched business lines was also affected by the increased presence of facilities-based competition. In addition to strong economic growth in the region, the growth rate for switched residence access lines reflects demand related to home office purposes, access to on-line computer services and children's phones. The number of such additional lines included in total switched residence lines increased by 294,000 (15.7%) to 2,164,000 and accounted for approximately 44.3% and 32.6% of the overall increase in switched residence access lines and total switched access lines, respectively, since September 30, 1997. Access line equivalents increased by 3,357,000 (38.6%) compared to an increase of 2,904,000 (50.1%) for the same 1997 period. The increase is primarily due to continued growth in demand for digital and data products that provide services such as bulk data transmission, video conferencing, ATMs, check/credit card authentication, multimedia and interconnection with wireless networks.

Access minutes of use represent the volume of traffic carried by interexchange carriers, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 1,951 million (8.0%) and 5,575 million (7.7%) for the three- and nine-month periods ended September 30, 1998 compared to increases of 9.7% and 9.1% for the same 1997 periods. The increases in total access minutes of use were primarily attributable to switched access line growth, promotions by the interexchange carriers, and intraLATA toll competition (which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities). However, the growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge, as opposed to a volume-driven charge, such as high-capacity digital and data products.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. For the three- and nine-month periods ended September 30, 1998, toll messages decreased by 25 million (11.4%) and 85 million (12.4%) compared to decreases of 10.9% and 13.3% for the same 1997 periods. The decreases in 1998 are primarily attributable to continuing competition from interexchange carriers in the intraLATA toll market as well as the increased penetration of local area calling plans (LACPs) in existing calling plan areas.

Effects of competition and the increasing penetration of LACPs result in the transfer of calls from toll to access and local service categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates. Competition in the intraLATA toll market will continue to adversely impact toll message volumes.

Domestic cellular customers (equity basis) increased by 575,000 (14.5%) since September 30, 1997 to 4,542,000. The decline in the customer growth rate primarily reflects the impact of increased competition. BellSouth's penetration rate (number of equity-basis customers as a percentage of the equity-basis population in the service territory) increased from 9.7% at September 30, 1997 to 11.2% at September 30, 1998. Average revenue per proportionate cellular customer decreased from $51 to $45 and from $52 to $46 for the three- and nine-month periods ended September 30, 1998, respectively. Such decreases were primarily attributable to the continuing trends of increased penetration into lower-usage market segments and expanded offering of lower-priced usage plans for high-usage customers. BellSouth expects these trends to continue.

International cellular customers (equity basis) increased by 1,390,000 (85.6%) since September 30, 1997 to 3,014,000. Such growth reflects increased demand for wireless services in the international markets that BellSouth serves as well as the effect of BellSouth's purchase of additional ownership interests in several of its Latin American markets. Adjusted for the effects of the purchases, equity-basis customers increased 1,139,000 (70.1%) since September 30, 1997.
Growth in equity-basis customers and total minutes of use for international cellular properties remained strong, primarily due to demand stimulated by successful marketing programs such as prepaid cellular service, enhanced services and underdeveloped land-line service. This growth also included an increase of 215,000 equity-basis customers resulting from the start-up of operations in Brazil in mid-1998. Average minutes of use per international customer, however, declined due to the addition of customers in lower-usage market segments.

Domestic PCS customers (equity basis) increased 105.2% since September 30, 1997 to 158,000 at September 30, 1998. PCS service was initiated in selected markets in BellSouth's territory beginning in mid-1996.

Operating Revenues

Total Operating Revenues increased $672 (12.9%) and $1,994 (13.3%) for the three- and nine-month periods ended September 30, 1998 when compared to the corresponding 1997 periods. Such increases include revenues from certain of BellSouth's operations that had been accounted for under the equity method in 1997 and were consolidated in 1998. If these operations had been consolidated in 1997, and excluding the effect of the South Carolina regulatory settlement in 1997, Total Operating Revenues for the three and nine months ended September 30, 1998 would have increased approximately 9.8% and 9.7%, respectively. The components of Total Operating Revenues were as follows:

                                 For the Three       For the Nine
                                 Months Ended        Months Ended
                                 September 30,       September 30,
                                1998      1997      1998      1997

Local Service                  $2,380    $2,143    $ 6,987   $ 6,315
Interstate Access                 944       916      2,849     2,761
Intrastate Access                 203       197        609       601
Toll                              180       189        532       549
Wireless Communications         1,234       929      3,523     2,509
Directory Advertising and
 Publishing                       505       466      1,286     1,227
Other Services                    419       353      1,169       999

Total Operating Revenues       $5,865    $5,193    $16,955   $14,961

Local Service revenues increased $237 (11.1%) and $672 (10.6%) for the three- and nine-month periods ended September 30, 1998 as compared to the same 1997 periods. The increases for the three- and nine-month periods were due primarily to a 3.9% growth in switched access lines in service since September 30, 1997, an increase of $64 and $181, respectively, due to higher customer demand for optional services, such as custom calling features, and an increase in revenues from the provision of digital and data products. Also contributing to the overall increases in revenues for the three- and nine-month periods were net rate impacts of $36 and $110, respectively. The rate impacts for the three-month period were primarily attributable to revenue sharing accruals recorded during 1997. Rate impacts for the nine-month period were due primarily to a non-recurring revenue reduction of $64, related to the local service portion of the regulatory settlement in South Carolina, which was recorded during second quarter 1997, as well as revenue sharing accruals recorded during 1997.

Interstate Access revenues increased $28 (3.1%) and $88 (3.2%) for the three- and nine-month periods ended September 30, 1998 as compared to the same 1997 periods. The increases were primarily due to increases of $32 and $114 in special access revenues and increases in end-user charges attributable to increases in switched access lines. Special access charges are comprised primarily of revenues from the provision of digital and data products. These increases were partially offset by rate reductions that decreased revenues by $6 and $59 for the three- and nine-month periods, respectively.

Intrastate Access revenues increased $6 (3.0%) and $8 (1.3%) for the three- and nine-month periods ended September 30, 1998 compared to the same 1997 periods. The increases were primarily due to growth in minutes of use of 12.5% and 10.6%, respectively, for the three- and nine-month periods. The increases were partially offset by rate reductions of $10 and $49, respectively.

Toll revenues decreased $9 (4.8%) and $17 (3.1%) for the three- and nine-month periods ended September 30, 1998 when compared to the same 1997 periods. The decreases were primarily attributable to a decline in toll messages of 11.4% and 12.4%, respectively. Such decreases were partially offset by an increase in charges to interexchange carriers for toll messages originating on BellSouth's public telephones as well as increased revenues from the provision of digital and data products.

Wireless Communications revenues increased $305 (32.8%) and $1,014 (40.4%) for the three- and nine-month periods ended September 30, 1998 when compared to the same 1997 periods. Such increases include revenues from certain of BellSouth's operations that had been accounted for under the equity method in the 1997 periods and were consolidated in the 1998 periods. If these operations had been consolidated in 1997, Wireless Communications revenues for the three and nine months would have increased approximately 14.8% and 20.6%, respectively. These increases were primarily attributable to continued growth of the customer base in international and domestic wireless markets and the acquisition in 1997 of various international wireless operations.

Directory Advertising and Publishing revenues increased $39 (8.4%) and $59 (4.8%) for the three- and nine-month periods ended September 30, 1998 when compared to the same 1997 periods. The increases primarily reflect volume growth and price increases partially offset by the effect of shifts in directory production schedules and, in the nine-month period, one-time adjustments in 1997. Revenues for the nine-month period also include increases attributable to timing of directory advertising contracts. The revenue growth rates associated with increases in volume and pricing for the three- and nine-month periods ended September 30, 1998 were 9.6% and 6.9%, respectively.

Other Services revenues are principally comprised of revenues from customer premises equipment (CPE) sales, maintenance services and other services (primarily inside wire, billing and collection, and voice messaging services) offered by BellSouth Telecommunications. Other Services revenues increased $66 (18.7%) and $170 (17.0%) for the three- and nine-month periods ended September 30, 1998 when compared to the same 1997 periods. The increases primarily reflect increased demand and prices for nonregulated services.

Operating Expenses

Total Operating Expenses increased $555 (14.4%) and $1,566 (14.2%) for the three- and nine-month periods ended September 30, 1998 compared to the same 1997 periods. Such increases include expenses from certain of BellSouth's operations that had been accounted for under the equity method in 1997 and were consolidated in 1998. If these operations had been consolidated in 1997, Total Operating Expenses would have increased approximately 9.5% and 9.8%, respectively. The components of Total Operating Expenses were as follows:

                                 For the Three       For the Nine
                                 Months Ended        Months Ended
                                 September 30,       September 30,
                                1998      1997      1998      1997

Depreciation and Amortization $ 1,111   $ 1,002   $ 3,228   $ 2,939

Other Operating Expenses:
  Cost of Services and
   Products                     1,845     1,566     5,255     4,524
  Selling, General and
   Administrative               1,446     1,279     4,121     3,575
                                3,291     2,845     9,376     8,099
    Total Operating Expenses  $ 4,402   $ 3,847   $12,604   $11,038


Depreciation and Amortization increased $109 (10.9%) and $289 (9.8%) for the three- and nine-month periods ended September 30, 1998 compared to the same periods in 1997. Adjusted for the effect of expenses related to operations which were accounted for under the equity method in 1997 and consolidated in 1998, the growth rate for depreciation and amortization would have been 6.4% and 5.8% for the three- and nine-month periods ended September 30, 1998, respectively. These rates were primarily attributable to the wireless businesses where there were higher levels of property, plant and equipment since September 30, 1997. The higher levels of property, plant and equipment result from the continued growth in the customer base and continued modernization of the networks utilized. The increases also include additional amortization expense related to goodwill resulting from BellSouth's purchase of additional ownership interests in several of its Latin American operations as well as amortization of new wireless licenses.

Other Operating Expenses increased $446 (15.7%) and $1,277 (15.8%) for the three- and nine-month periods ended September 30, 1998 when compared to the same 1997 periods. Adjusted for the effect of expenses related to operations that were accounted for under the equity method in 1997 and consolidated in 1998, the growth rates for other operating expenses would have been 10.5% and 11.2% for the three- and nine-month periods ended September 30, 1998, respectively. These rates were primarily attributable to increased expenses in international wireless operations of $90 and $332 related to sustained growth in the international cellular customer bases. Such increases reflect additional marketing and operational costs associated with higher levels of sales and expanded operations.

At BellSouth Telecommunications, Other Operating Expenses increased $216 (10.5%) and $527 (9.0%) for the three- and nine-month periods ended September 30, 1998 when compared to the same 1997 periods. The increases were primarily attributable to increased labor costs, other increased costs in BellSouth Telecommunications' telephone operations associated with higher business volumes, payments to the Universal Service Fund and costs related to compliance with the Telecommunications Act of 1996.

Other Income Statement Items

The other income statement components were as follows:

                                 For the Three       For the Nine
                                 Months Ended        Months Ended
                                 September 30,       September 30,
                                1998      1997      1998       1997

Interest Expense                $218      $195     $  611    $  565
Gain on Sale of Operations         -       787        155       787
Other Income, net                 73        20        219        46
Provision for Income Taxes       504       773      1,590     1,659


Interest Expense increased $23 (11.8%) and $46 (8.1%) for the three- and nine-month periods ended September 30, 1998 compared to the same 1997 periods. The increases were primarily attributable to higher average debt balances, partially offset by an increase in interest capitalized for investments being developed. The increase in average debt balances and related interest expense primarily reflects the consolidation of several international operations which had been accounted for under the equity method prior to 1998.

Gain on Sale of Operations for the nine-month period ended September 30, 1998 represents additional proceeds received from the sale of ITT World Directories (see Note D to the Consolidated Financial
Statements).

Gain on Sale of Operations for the three- and nine-month periods ended September 30, 1997 represents the pretax gains on the sales of BellSouth's investments in Optus Communications Pty, Ltd. and ITT
World Directories which totaled $578 and $209, respectively (see Note D to the Consolidated Financial Statements).

Other Income, net improved $53 and $173 for the three- and nine-month periods ended September 30, 1998 compared to the same 1997 periods. The increases were primarily attributable to improved equity in earnings of unconsolidated affiliates, partially offset by a decrease in other non-operating items.

Equity in earnings of unconsolidated affiliates was $41 and $89 for the three- and nine-month periods ended September 30, 1998 compared to equity in losses of $(82) and $(151) for the same 1997 periods. The improvement in overall equity in earnings primarily reflects (1) the first-time consolidation in 1998 of the wireless data communications business; (2) more favorable results at other unconsolidated international operations; and, for the nine-month period, (3) the cessation of losses incurred by Optus Communications following its sale in July 1997. The improvement was partially offset by expenses associated with the start-up operations in Brazil in 1998.

Provision for Income Taxes for the three- and nine-month periods ended September 30, 1998 decreased $269 (34.8%) and $69 (4.2%) when compared to the same 1997 periods. For the three- and nine-month periods ended September 30, 1998, BellSouth's effective tax rates were 38.2% and 38.6% compared to 39.5% and 39.6% for the same 1997 periods.


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


                                            For the Nine Months
                                            Ended September 30,
                                             1998         1997
Net Cash Provided by Operating Activities   $5,896       $5,377

Operating Activities. Net cash provided by operating activities increased $519 (9.7%) in the nine-month period ended September 30, 1998 when compared to the same 1997 period. The change is primarily due to a $717 increase in operating income before depreciation and amortization.


                                            For the Nine Months
                                            Ended September 30,
                                             1998         1997
Net Cash Used for Investing Activities     $(4,741)     $(3,310)

Investing Activities. BellSouth's primary use of capital resources continues to be for capital expenditures to support development of the wireline and wireless networks. Net cash used for investing activities increased $1,431 (43.2%) in the nine-month period ended September 30, 1998 when compared to the same 1997 period. The increase was primarily due to capital expenditures for and investments in BellSouth's consolidated and unconsolidated Latin American affiliates, including the purchases of additional ownership interests in BellSouth's wireless operations in Venezuela and Ecuador in June and July 1998, respectively. In addition, cash receipts for the nine-month period ended September 30, 1997 included proceeds from the sale of Optus Communications and ITT World Directories (see Note D to the Consolidated Financial Statements).

Internal sources provided substantially all cash required for capital expenditures and international investments in the nine-month period ended September 30, 1998. For the remainder of 1998, BellSouth expects to continue to finance capital expenditures and international investments primarily through internally generated funds and, to a lesser extent, from external sources.

                                            For the Nine Months
                                            Ended September 30,
                                             1998         1997
Net Cash Used for Financing Activities     $(1,336)     $(1,161)

Financing Activities. Net cash used for financing activities increased $175 (15.1%) in the nine-month period ended September 30, 1998 compared to the same 1997 period. The increase is primarily due to an increase in purchases of treasury shares of $771, substantially offset by higher net borrowings of debt of $578.

In June 1998, BellSouth Telecommunications issued $500 of 6 3/8% Debentures, due June 1, 2028, and $500 of 6% Reset Put Securities, due June 15, 2012. The purpose of these issues was to refinance
$500 aggregate principal amount of BellSouth Telecommunications'
5 1/4% Notes, which matured on June 8, 1998, and to provide funds for general corporate purposes, including the refinancing of commercial paper.

BellSouth's debt to total capitalization ratio remained relatively flat at 42.7% at September 30, 1998 compared to 42.1% at December 31, 1997.

As of October 31, 1998, shelf registration statements were on file with the Securities and Exchange Commission under which $927 of debt securities could be publicly offered.

In September 1997, BellSouth announced a plan to repurchase up to $1 billion of its Common Stock through 1998. Treasury share purchases under this plan totaled $888 for the nine months ended September 30, 1998.


                REGULATORY DEVELOPMENTS AND COMPETITION

Federal Developments

Access Charge Reform. In October 1998, the Federal Communications Commission (FCC) announced its intent to review the productivity
factor used in the calculation of interstate access charges.   Any
increase in this factor will result in reductions of access charges paid to BellSouth Telecommunications by interexchange carriers and subscribers. The FCC also solicited comments as to whether it should abandon its market-based approach to the pricing of access charges and adopt, instead, a prescriptive approach. FCC represcription of access rates could also result in a reduction of access charge revenues. It is too early to assess the potential outcome of these proceedings or the effects that any revisions would have on BellSouth Telecommunications' results of operations, financial position or cash flows.


State Developments

Reciprocal Compensation for Internet Traffic. Following the enactment of the Telecommunications Act of 1996, the Incumbent Local Exchange Carriers (ILECs) and Competitive Local Exchange Carriers (CLECs) entered into interconnection agreements providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous CLECs claim entitlement from ILECs, including BellSouth Telecommunications, for reciprocal compensation to the CLECs for dial-up calls originating on the ILECs' networks and connecting with Internet service providers served by the CLECs' networks. The courts and state commissions that have considered the matter have ruled that such calls include a local call component that invokes the reciprocal compensation obligation. However, the ILECs have asserted that these calls are not subject to such compensation on the basis that the FCC had previously determined that these types of calls are entirely interstate and thus cannot be local, and thereby subject to reciprocal compensation, under the interconnection agreements. The FCC is considering the issues and is expected to issue a further decision. It is too early to assess the impact of the ultimate resolution of these issues on the results of operations, financial position and cash flows of BellSouth.

Tennessee. In 1995, BellSouth Telecommunications elected price regulation whereby prices for basic service and Call Waiting services are to be capped for four years, after which prices may be changed in accordance with an inflation-based formula.

After substantial judicial and regulatory proceedings, the Tennessee Regulatory Authority formally approved BellSouth Telecommunications' election in October 1998. The approval is effective as of October 1, 1995 and specifies that the existing rates for basic service and for Call Waiting services will not be increased until December 1, 2002. In addition, BellSouth Telecommunications has agreed to reduce intrastate access charges to long-distance carriers.


                             OTHER MATTERS

Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that all derivative instruments (1) be recognized as assets or liabilities and (2) be adjusted to fair value each period. SFAS No. 133 requires adoption by BellSouth no later than January 1, 2000. BellSouth is currently assessing the impact that adoption of SFAS No. 133 will have on its results of operations and financial position and is undecided as to the date the standard will be adopted.

Capitalization of Internal Use Software. In March 1998, the AICPA issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of certain direct costs and interest costs after preliminary development efforts have been made. SOP 98-1 requires adoption by BellSouth no later than January 1, 1999. BellSouth intends to adopt SOP 98-1 beginning January 1, 1999.

Adoption of SOP 98-1 will result in a temporary increase in earnings in the year of adoption as a result of the capitalization of costs which had previously been expensed. BellSouth currently believes that this increase will be approximately $225 to $275 for 1999. If expenditures remain at a consistent level, the earnings impact will decline in each year following the change. The decline will continue until the amortization expense related to the capitalized software costs equals the level of software costs treated as expense prior to the change. In addition, adoption of SOP 98-1 will result in higher levels of capitalized software costs on the balance sheet.

Year 2000 Compliance. BellSouth has initiated a company-wide program to identify and address issues associated with the ability of its date-sensitive information, telephony and business systems and certain equipment to properly recognize the Year 2000 as a result of the century change on January 1, 2000. The program is also designed to assess the readiness of other entities with which BellSouth does business.

Inability to reach substantial Year 2000 compliance in BellSouth's systems and integral third party systems could result in interruption of telecommunications services, interruption or failure of BellSouth's customer billing, operating and other information systems and failure of certain date-sensitive equipment. Such failures could result in substantial claims by customers as well as loss of revenue due to service interruption, delays in BellSouth's ability to bill its customers accurately and timely, and increased expenses associated with litigation, stabilization of operations following such failures or execution of contingency plans.

The Year 2000 program is being conducted by a management team that is coordinating efforts of internal resources as well as third party providers and vendors in identifying and making necessary changes to BellSouth's systems hardware, software and date-sensitive equipment. The program also includes the international and domestic companies in which BellSouth holds an interest. Some of the changes that are necessary in BellSouth's operations are being made as a part of ongoing systems upgrades.

BellSouth's Year 2000 program has been divided into six phases: planning; inventory; impact analysis; conversion; testing; and implementation. BellSouth monitors its progress within these six phases based on the number of inventoried items that have been addressed. Management's target date for completion of all phases for its mission critical applications is June 30, 1999. Mission critical applications include those that (1) directly affect delivery of primary services to BellSouth's customers; (2) directly affect BellSouth revenue recognition and collection; (3) would create noncompliance with any statutes or laws; and (4) would require significant costs to address in the event of noncompliance.

BellSouth has identified three main areas of focus for its Year 2000 program. Each focus area includes the hardware, software, embedded chips, third party vendors and suppliers as well as third party networks that are associated with the identified systems.

The first focus area, network components, consists of the switches, transmission systems and associated software that comprise the core of BellSouth's telephony systems including land-line and wireless domestic and international services. Outside suppliers provide all hardware and most software that comprise BellSouth's networks; these components are being remediated by those third party suppliers. Testing of these components for Year 2000 compliance is being performed by the vendors, BellSouth, and industry groups such as the Telco Year 2000 Forum. As of September 30, 1998, the planning, inventory and impact analysis phases for BellSouth's major lines of business were each approximately 75% to 100% complete, and the remaining phases were each approximately 25% complete.

The second focus area, information technology systems, consists of those systems that primarily support "customer care" operations such as order taking and billing. The software for these systems was developed by both BellSouth and vendors, and is being remediated and tested by both. As of September 30, 1998, the planning, inventory and impact analysis phases were each approximately 70% to 100% complete. The remaining phases were each approximately 30% to 50% complete for BellSouth Telecommunications, and approximately 0% to 50% complete for BellSouth's other operations.

Building and environmental systems, the third focus area, includes various products and systems that are not used in support of network or customer care functions. Building and environmental systems are primarily provided by third parties and include building operations,
copy machines, aircraft, etc.   For each of BellSouth's major lines of
business, the planning phase was approximately 85% to 100% complete, the inventory phase was approximately 75% to 100% complete, and the impact analysis phase was approximately 67% to 100% complete. The remaining phases were approximately 0% to 25% complete.

Over the years, BellSouth has developed numerous contingency plans for conducting its business operations in the event of crises including system outages and natural disasters. As a part of its Year 2000 compliance efforts, BellSouth has chartered a Year 2000 Business Continuity project to ensure that tested contingency plans are in place in the event that planned Year 2000 compliance activities for its mission critical applications are not successfully accomplished. This effort is not limited to the risks posed by the potential Year 2000 failures of internal information systems and infrastructures, but also includes the potential secondary impact on BellSouth of Year 2000 failures, including potential systems failures of business partners and infrastructure service providers. Major milestones for the contingency plan include completion of internal training by the end of 1998, assessments by the end of first quarter 1999, and the completion of testing by June 30, 1999. Additionally, BellSouth is a member, together with other large telecommunications companies, of several industry groups that are addressing the Year 2000 issue and related contingency plans.

Some of the costs associated with BellSouth's Year 2000 compliance efforts were incurred in 1997. The remainder has been or will be incurred during 1998 and 1999. As of September 30, 1998, approximately $40 had been expended towards Year 2000 compliance. BellSouth estimates the total cost of its compliance efforts will be between $250 and $350 over the life of the project. BellSouth intends to continually reassess the estimated costs and status of Year 2000 remediation efforts.

BellSouth currently anticipates that its mission critical applications will be Year 2000 compliant by June 30, 1999. However, no assurance can be given that unforeseen circumstances will not arise during the performance of the testing and implementation phases that would adversely affect the Year 2000 compliance of BellSouth's systems. Furthermore, the Year 2000 compliance status of integral third party suppliers and networks, which could adversely impact BellSouth's mission critical applications, cannot be fully known. As a result, BellSouth is unable to determine the impact that any system interruption would have on its results of operations, financial position and cash flows.

Foreign Economic Risks. In recent months, numerous reports have appeared in the financial press concerning the economic turmoil in many world markets, including some Latin American countries where BellSouth's investments are located. Such economic problems include worsening recession, growing inflation and the risk of local currency devaluations. The impact of a devaluation on an operation's results will depend on the devaluation's effect on U.S. dollar denominated debt and the local economy and the ability of the operation to raise prices and/or reduce expenses. The likelihood and extent of any devaluations, as well as deteriorating economic conditions, and the resulting impacts on BellSouth's results of operations, financial position and cash flows, is not known.

BellSouth has an approximate 41% ownership share of its operations in Brazil. BellSouth accounts for its investments in Brazil under the equity method of accounting and records its proportionate share in the net income of the operations as part of BellSouth's consolidated net income. At September 30, 1998, the Brazilian operations had incurred $2,100 in U.S. dollar denominated bank debt. In the event of a devaluation of the Brazilian Real, the Brazilian operations would record a charge to their earnings equal to the increase in the U.S. dollar liability resulting from such devaluation. BellSouth would record its share of the decrease in earnings to the extent of its ownership interests in the operations. This charge to earnings would be in addition to whatever other economic impact on the operations might result from such devaluation. BellSouth's Brazilian operations from time to time enter into certain foreign exchange contracts designed to reduce the effects of fluctuating currency rates on its U.S. dollar denominated debt.


                         SAFE HARBOR STATEMENT

Statements that do not address historical performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on a number of assumptions, including but not limited to: (1) continued domestic economic growth and demand for BellSouth's services; (2) continued economic, monetary, regulatory and political stability where BellSouth conducts its international operations; (3) the reasonable accuracy of BellSouth's expectations of costs and recoveries with respect to access reform, universal service and interconnection; (4) the reasonable accuracy of BellSouth's estimate of regulatory authorization to provide wireline long distance services and the impact of competition in its markets; and (5) satisfactory identification and completion of Year 2000 software and hardware revisions by BellSouth and entities with which it does business. Any developments significantly deviating from these assumptions could cause actual results to differ materially from those forecast or implied in the aforementioned forward-looking statements.



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

  11  Computation of Earnings Per Common Share.

  12  Computation of Ratio of Earnings to Fixed Charges.

  27  Financial Data Schedule as of September 30, 1998.



(b) Reports on Form 8-K:

 Date of Event      Subject

 October 6, 1998    Press Release on Analyst Meeting Comments

 October 20, 1998   Third Quarter 1998 Earnings Release
                     and 1998 Financial Projection



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


November 11, 1998
                             EXHIBIT INDEX

  Exhibit
  Number

  11     Computation of Earnings Per Common Share.

  12     Computation of Ratio of Earnings to Fixed Charges.

  27     Financial Data Schedule as of September 30, 1998.