Form 10-K
period 1998-12-31
BELLSOUTH CORP
filed 1999-02-25
CIK 732713

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

 (Mark One)
     /X/                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                         OR
     / /               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
                                       to
                         COMMISSION FILE NUMBER 1-8607
                            ------------------------

                             BELLSOUTH CORPORATION

               A GEORGIA                             I.R.S. EMPLOYER
              CORPORATION                            NO. 58-1533433
      1155 Peachtree Street, N.E., Room 15G03, Atlanta, Georgia 30309-3610
                         Telephone number 404 249-2000
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

    At February 1, 1999, 1,942,470,779 shares of Common Stock and Preferred Stock Purchase Rights were outstanding.

    At February 1, 1999, the aggregate market value of the voting stock held by nonaffiliates was $86,682,758,513.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement dated March 9, 1999, issued in connection with the 1999 annual meeting of shareholders (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  ITEM                                                                                                            PAGE
---------                                                                                                       ---------
                                                         PART I

Safe Harbor Statement.........................................................................................          1

       1.  Business...........................................................................................          1
           General............................................................................................          1
           Wireline Communications............................................................................          2
           Domestic Wireless..................................................................................          9
           International Operations...........................................................................         12
           Advertising and Publishing.........................................................................         14
           Other Services.....................................................................................         15
           Research and Development...........................................................................         16
           Employees..........................................................................................         16
       2.  Properties.........................................................................................         17
           General............................................................................................         17
           Capital Expenditures...............................................................................         17
           Other Commitments..................................................................................         18
           Environmental Matters..............................................................................         18
       3.  Legal Proceedings..................................................................................         18
       4.  Submission of Matters to a Vote of Shareholders....................................................         19
Additional Information -- Description of BellSouth Stock......................................................         19
Executive Officers............................................................................................         22

                                                         PART II

       5.  Market for Registrant's Common Equity and Related Stockholder Matters..............................         23
       6.  Selected Financial and Operating Data..............................................................         24
       7.  Management's Discussion and Analysis of Results of Operations and Financial Condition..............         25
           Results of Operations..............................................................................         26
           Volumes of Business................................................................................         27
           Operating Revenues.................................................................................         30
           Operating Expenses.................................................................................         32
           Other Income Statement Items.......................................................................         34
           Results of Segment Operations......................................................................         35
           Financial Condition................................................................................         36
           Operating Environment and Trends of the Business...................................................         38
           Safe Harbor Statement..............................................................................         43
       8.  Consolidated Financial Statements..................................................................         44
           Report of Management...............................................................................         44
           Audit Committee Chairman's Letter..................................................................         45
           Report of Independent Accountants..................................................................         45
           Consolidated Statements of Income..................................................................         46
           Consolidated Balance Sheets........................................................................         47
           Consolidated Statements of Cash Flows..............................................................         48
           Consolidated Statements of Shareholders' Equity and Comprehensive Income...........................         49
           Notes to Consolidated Financial Statements.........................................................         50
       9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............         74

  ITEM                                                                                                            PAGE
---------                                                                                                       ---------
                                                        PART III

     *10.  Directors and Executive Officers of the Registrant.................................................         74
     *11.  Executive Compensation.............................................................................         74
     *12.  Security Ownership of Certain Beneficial Owners and Management.....................................         74
     *13.  Certain Relationships and Related Transactions.....................................................         74

                                                         PART IV

      14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................         74

Signatures....................................................................................................         78
Consent of Independent Accountants............................................................................         79

------------------------

*Included in BellSouth Corporation's definitive proxy statement dated March 9, 1999 and incorporated herein by reference.

                                     PART I

SAFE HARBOR STATEMENT

    STATEMENTS THAT DO NOT ADDRESS HISTORICAL PERFORMANCE ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND ARE BASED ON A NUMBER OF ASSUMPTIONS, INCLUDING BUT NOT LIMITED TO:
(1) CONTINUED DOMESTIC ECONOMIC GROWTH AND DEMAND FOR BELLSOUTH'S SERVICES; (2) ECONOMIC, MONETARY, REGULATORY AND POLITICAL STABILITY WHERE BELLSOUTH CONDUCTS ITS INTERNATIONAL OPERATIONS; (3) THE REASONABLE ACCURACY OF BELLSOUTH'S EXPECTATIONS OF THE IMPACT ON ITS INTERNATIONAL OPERATIONS OF WEAKENING CURRENCIES IN LATIN AMERICA AS COMPARED TO THE U.S. DOLLAR; (4) THE REASONABLE ACCURACY OF BELLSOUTH'S EXPECTATIONS OF THE RESULTS OF REGULATORY ACTIONS AS WELL AS COSTS AND RECOVERIES WITH RESPECT TO ACCESS REFORM, UNIVERSAL SERVICE AND INTERCONNECTION; (5) THE REASONABLE ACCURACY OF BELLSOUTH'S ESTIMATE OF REGULATORY AUTHORIZATION TO PROVIDE WIRELINE LONG DISTANCE SERVICES AND THE IMPACT OF COMPETITION IN ITS MARKETS; AND (6) SATISFACTORY IDENTIFICATION AND COMPLETION OF YEAR 2000 SOFTWARE AND HARDWARE REVISIONS BY BELLSOUTH AND ENTITIES WITH WHICH IT DOES BUSINESS. ANY DEVELOPMENTS SIGNIFICANTLY DEVIATING FROM THESE ASSUMPTIONS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE FORECAST OR IMPLIED IN THE AFOREMENTIONED FORWARD-LOOKING STATEMENTS.

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

    BellSouth was incorporated in 1983 under the laws of the State of Georgia. On December 31, 1983, pursuant to a consent decree approved by the U.S. District Court for the District of Columbia entitled "Modification of Final Judgment" (the MFJ) settling antitrust litigation brought by the U.S. Department of Justice (the Justice Department) in 1974 and the related Plan of Reorganization, American Telephone and Telegraph Company, now AT&T Corp. (AT&T), formed several holding companies, including BellSouth (the Holding Companies), and transferred to them one or more of the operating telephone companies (the Operating Telephone Companies) that were formerly part of the Bell System. As a result, AT&T transferred to BellSouth its 100% ownership of South Central Bell Telephone Company (South Central Bell) and Southern Bell Telephone and Telegraph Company (Southern Bell). On January 1, 1984, ownership of the Holding Companies was transferred by AT&T to its shareholders. As a result, BellSouth became a publicly traded company. BellSouth Telecommunications is the surviving corporation from the merger of South Central Bell and Southern Bell, effective at midnight, December 31, 1991.

    Under the MFJ, the Operating Telephone Companies could provide local exchange, network access, information access and long distance telecommunications services within their assigned geographical territories, termed "Local Access and Transport Areas" (LATAs). Although prohibited from providing wireline service between LATAs, the Operating Telephone Companies provided network access services that linked a subscriber's telephone or other equipment in one of their LATAs to the transmission facilities of long distance carriers, which provided telecommunications services between different LATAs.

    The Telecommunications Act of 1996 (the 1996 Act) supersedes the MFJ, providing for the development of competition in local telecommunications markets; the conditions under which the Holding Companies can provide interLATA wireline telecommunications and other services; and the provision by the Holding Companies of video services within their service areas. The ability of the Holding Companies to enter businesses previously proscribed to them by the MFJ is, however, generally subject to numerous and rigorous criteria and the development of and compliance with newly mandated regulations of the Federal Communications Commission (FCC). To date, the FCC has rejected all applications to provide interLATA wireline service. (See "Wireline Communications--InterLATA Long Distance Service.")

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

    BellSouth has developed three key strategies that govern its business decisions in the increasingly competitive telecommunications industry.

      COMMUNICATIONS LEADERSHIP. Grow and systematically transform the core wireline business to ensure that BellSouth is the leading communications company in its nine-state region.

      DOMESTIC WIRELESS STRATEGY. Grow the domestic wireless business profitably, emphasizing strong in-region synergies.

      INTERNATIONAL STRATEGY. Grow the existing operations and expanding into new markets and related network services, focusing on Latin America.

    Overlaying each of the three key growth strategies is digital and data communications. BellSouth does not view data as a separate strategy because it is an integral, vital and essential part of each of the strategies.

    BellSouth markets its domestic services and products under the BellSouth brand name to give them a clear, consistent identity in the marketplace. BellSouth believes that its brand name is widely recognized and held in high esteem by its customers. A primary marketing strategy is to enhance the recognition and reputation of this mark throughout its service territory by jointly marketing BellSouth's services and products with special attention to each customer base. BellSouth's goal is for its brand name to be synonymous with quality service and state-of-the-art technology. BellSouth advertises in the various media in its territory, in connection with major events, such as the Olympics, the Super Bowl, PGA tournaments and NASCAR events, and through its affiliation with several professional and collegiate sports organizations, which offer BellSouth a broad platform to showcase its services and products.

                            WIRELINE COMMUNICATIONS

BUSINESS OPERATIONS

GENERAL

    BellSouth Telecommunications provides wireline communications services, including local exchange, network access and intraLATA long distance services. For 1998, 1997 and 1996, BellSouth Telecommunications generated 71%, 74% and 77%, respectively, of BellSouth's total operating revenues. BellSouth Telecommunications is the predominant telephone service provider in the Southeastern U.S., serving substantial portions of the population within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. Total equivalent access lines, which include traditional switched access lines as well as digital and data transmission lines, increased 14.7% over the prior year to 37,187,000 at December 31, 1998. This growth is attributable to increasing demand for high-capacity digital and data services, continued economic expansion in the region and additional access lines ordered by existing customers.

    While BellSouth Telecommunications provides telephone service to the majority of the metropolitan areas in its region, there are many localities and some sizable geographic areas within the region that are served by nonaffiliated telephone providers. In addition, BellSouth Telecommunications is increasingly facing competition for local and intraLATA business customers, and to a lesser extent, residential customers, within its territory.

    BellSouth Telecommunications has organized its marketing efforts to parallel its four major customer bases: consumer, small business, complex business, and network and carrier services.

    A substantial portion of the growth in BellSouth Telecommunications' revenues from local service is derived from the sale of optional calling services and additional residence lines to its residential customers. These offerings are marketed in a variety of packages with varying pricing options that are designed to appeal to a wide range of BellSouth Telecommunications' residential customers. A substantial number of these sales are made by customer service representatives, as they are contacted by subscribers on other matters.

    BellSouth Telecommunications' small business services, which have varied pricing and service options, are marketed by customer service representatives. BellSouth Telecommunications' products and services, such as video conferencing, ISDN service and telecommunications equipment and systems, are also demonstrated and sold through marketing arrangements with retailers and other independent sales representatives.

    BellSouth Telecommunications markets highly specialized services and products to large and complex business customers. In addition to telephone lines, product and service offerings to these customers include Internet access, special networks, high-speed data transmission, business teleconferencing and industry-specific communications configurations.

    In response to the 1996 Act, BellSouth Telecommunications has developed a unit to market to competitors interconnection to its network and other related services. The unit markets to both affiliated and nonaffiliated customers in six carrier markets: wireless service providers, competitive local exchange carriers (CLECs), competitive switched and special access providers, long distance carriers, information service providers and public payphone service providers. Through BellSouth Telecommunications' infrastructure, services are provided to these carriers for voice, data and video transmission, as well as advanced products, transport, interconnection and vertical services.

LOCAL SERVICE

    Local service revenues for the years ended December 31, 1998, 1997 and 1996 accounted for approximately 41%, 41% and 42%, respectively, of BellSouth's total operating revenues. Local service operations provide lines from telephone exchange offices to subscribers' premises for the origination and termination of telecommunications, including the following: basic local telephone service provided through the regular switched network; dedicated private line facilities for voice and special services, such as transport of data, radio and video; switching services for customers' internal communications through facilities owned by BellSouth Telecommunications; services for data transport that include managing and configuring special service networks; and dedicated low- or high-capacity public or private digital networks. Other local service revenue is derived from information and directory assistance and public payphone services.

    BellSouth Telecommunications offers various convenience features, such as Caller ID, Call Waiting Deluxe, Call Return and 3-Way Calling on a monthly subscription or per-use basis. Total revenues from such optional features were approximately $1.5 billion, $1.2 billion and $1.0 billion for the years ended December 31, 1998, 1997 and 1996, respectively.

NETWORK ACCESS

    BellSouth Telecommunications provides network access and interconnection services by connecting the equipment and facilities of its subscribers with the communications networks of long distance carriers, CLECs and wireless providers. These connections are provided by linking these carriers and subscribers through the public switched network of BellSouth Telecommunications or through dedicated private lines furnished by BellSouth Telecommunications.

    Network access charges, which are payable by long distance carriers, CLECs, wireless providers and end-user subscribers, provided approximately 20%, 22% and 23% of BellSouth's total operating revenues for the years ended December 31, 1998, 1997 and 1996, respectively. These charges are designed to recover the costs of the common and dedicated facilities and equipment used to connect networks of long distance carriers with the telephone company's local network and to subsidize the cost of providing local service to rural and other high-cost areas.

LONG DISTANCE

    Long distance services provided approximately 3%, 4% and 4% of BellSouth's total operating revenues for the years ended December 31, 1998, 1997 and 1996, respectively. These services include the following: intraLATA service beyond the local calling area; Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand; and special services, such as transport of data, radio and video. In recent years, these revenues have decreased as competition for such customers has intensified and as more customers have subscribed to local area calling plans. Long distance revenues from intraLATA calls are expected to continue to decline.

DIGITAL AND DATA

    A key driver in BellSouth Telecommunications' growth in local service and network access revenues is the provision of digital and data services. Revenues from these services were $1.9 billion, $1.3 billion and $1.1 billion for 1998, 1997 and 1996, respectively. These services and products are provided primarily over non-switched access lines that typically have significantly greater capacity per line than a traditional switched access line. These lines are well suited for high-capacity applications that previously could not be provided over traditional switched access lines. Uses of these lines include bulk data transmission, video conferencing, ATMs, check/credit card authentication, multimedia and interconnection with wireless networks.

    BellSouth believes that the data telecommunications business will eventually become substantially larger than the traditional voice telephony market, and that BellSouth must significantly expand its operations in the data communications market. Data communications, however, are subject to the same laws and regulations as voice communications. BellSouth believes that it must be allowed the freedom to offer interLATA data communications to fully compete in the data communications marketplace.

OTHER WIRELINE

    Other wireline revenues accounted for approximately 7% of BellSouth's total operating revenues for the years ended December 31, 1998, 1997 and 1996. Other wireline revenues are primarily comprised of charges for inside wire maintenance contracts, billing and collection services for long distance carriers and CLECs, customer premises equipment sales and maintenance services, voice messaging (MemoryCall-SM-) service, Internet access and interconnection charges to unaffiliated wireless carriers.

REGULATION

LOCAL SERVICE

    BellSouth Telecommunications is subject to regulation of its local services by a state authority in each state where it provides intrastate telecommunications services. Such regulation covers prices, services, competition and other issues.

    Traditionally, BellSouth Telecommunications' rates were set in each state in its wireline service territory at levels that were anticipated to generate revenues sufficient to cover its allowed expenses and to provide an opportunity to earn a fair rate of return on its capital investment. Such a regulatory structure, generally known as rate of return regulation, was acceptable in a less competitive era. However, the regulatory processes have changed in response to the increasingly competitive telecommunications environment.

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

    Under the next generation of alternative regulation, generally known as price regulation, the state authorities established maximum prices that could be charged for certain telecommunications services. While such plans limit the amount of increases in prices for specified services, they enhance BellSouth Telecommunications' ability to adjust prices and service options to respond more effectively to changing market conditions and competition and provide an opportunity to benefit more fully from productivity enhancements. The majority of these plans, during the early years, have price cap provisions in effect on basic local exchange services with provisions for inflation-based price increases in later years. These plans are now operational throughout BellSouth Telecommunications' wireline service territory although appeals relating to plans in South Carolina and Tennessee are pending. While some plans are not subject to either review or renewal, other plans contain specified termination dates and/or review periods. Some plans are expected to be reviewed in 1999. No assurance can be given that plans subject to review or renewal will retain prices or other terms currently applicable.

NETWORK ACCESS

    The FCC regulates rates and other aspects of interstate network access services through its price cap and access charge rules. State regulatory commissions have jurisdiction over the provision of network access to the long distance carriers to complete intrastate telecommunications.

    Historically, network access charges paid by long distance carriers have been set at levels that subsidize the cost of providing local residential service. The 1996 Act requires that the FCC identify the local service subsidy implicitly provided by such network access charges; provide for the removal of such subsidy from network access rates in order that network access charges reflect underlying costs; arrange for a fund (the Universal Service Fund) to ensure the continuation of universal service to high-cost, low-income service areas; and develop the arrangements for payments into that fund by all carriers.

    The FCC's price cap plan limits aggregate price changes to the rate of inflation minus a productivity offset, plus or minus exogenous cost changes recognized by the FCC. In May 1997, the FCC adopted orders regarding revisions to the price cap plan, access charge reform and the establishment of the Universal Service Fund. The orders on the price cap plan and access charge reform resulted in access rate reductions related to per-minute-of-use charges and increases to per-line charges. BellSouth Telecommunications has been pricing its services based on a 6.5% productivity factor, which means that price increases could only occur to the extent that the Gross Domestic Product Price Index of the U.S.

(the Index) increased by greater than 6.5% over an annual period. If the Index increases by less than 6.5%, price reductions would occur.

    In October 1998, the FCC announced its intent to review the productivity factor used in the calculation of interstate network access charges. Any increase in this factor would result in reductions of network access charges paid to BellSouth by long distance carriers, subscribers or both. The FCC also solicited comments as to whether it should abandon its market-based approach to the pricing of network access charges and adopt, instead, a prescriptive approach. FCC represcription of network access rates could result in a reduction of network access charge revenues.

    The FCC's 1997 network access charge reform order, which has been upheld by the U.S. Court of Appeals for the Eighth Circuit, resulted in several changes to the existing interstate network access rate structure designed to move network access charges, over time, to more economically efficient levels and to create more efficient rate structures. Non-traffic-sensitive costs, that were previously recovered on a per-minute-of-use basis, were changed to be recovered on a flat-rate, per-line basis. As part of this plan, subscriber line charges
(SLCs) were increased and a new presubscribed long distance carrier charge
(PICC) was established. As SLC and PICC levels are increased over time, usage charges are reduced. At January 1, 1999, SLCs for primary residence and single-line business access lines remained unchanged at $3.50 per line, per month. Beginning in January 1999, SLCs for non-primary (or "additional") residence access lines increased from $5.00 to $6.07 per line, per month, and SLCs for multi-line business customers increased from $8.17 to $8.25 per line, per month. PICCs were established on January 1, 1998 and are charged to long distance carriers for recovery of non-traffic-sensitive costs not recovered through SLCs. These charges were established for primary residence and single-line business access lines, non-primary residence access lines and multi-line business access lines and were initially set at $.53, $1.50 and $2.75, respectively, per line, per month, beginning January 1998. BellSouth believes that the net effect of these changes has been substantially revenue-neutral.

    The universal service order, which has been appealed to the U.S. Court of Appeals for the Fifth Circuit, established new funding mechanisms for high-cost, low-income service areas. BellSouth Telecommunications began contributing to the new funds on January 1, 1998 and is allowed recovery of its contributions through increased interstate network access charges. Major changes to the support mechanism to subsidize the provision of services to high-cost areas will occur July 1, 1999. The new support mechanism, when implemented in 1999, will be based on forward-looking economic costs.

    The order also established significant discounts to be provided to eligible schools and libraries for all telecommunications services, internal connections and Internet access. It also established support for rural health care providers so that they may pay rates comparable to those that urban health care providers pay for similar services. Industry-wide annual costs of the program, estimated at approximately $1.9 billion through June 1999, are to be funded out of the Universal Service Fund. Local and long distance carriers' contributions to the education and health care funds would be assessed by the fund administrator on the basis of their interstate and intrastate end-user revenues.

INTERLATA LONG DISTANCE SERVICE

    As a result of the 1996 Act, BellSouth and the other Holding Companies and their affiliates are freed from the judicial restrictions of the MFJ that generally prohibited the provision of interLATA communications throughout their wireline service territories and elsewhere. The 1996 Act establishes in its place a new restriction and a procedure for its removal. These companies may apply to the FCC on a state-by-state basis to offer in-region interLATA wireline service, and the FCC must act on each such application within 90 days. The FCC must grant such application if it determines that the applicant (a) has met a competitive checklist; (b) has shown (i) the presence of a facilities-based provider offering both residential and business local services (Track A) or (ii) if there is no such provider, a statement that has been approved or permitted to take effect by state regulatory authorities of the terms under which it would be willing to interconnect with a CLEC (Track B); (c) will operate in accordance with the separate affiliate requirement; and (d) has presented an application consistent with the public interest. The FCC is required to consult with state regulatory authorities and the Justice Department when reviewing the application.

    BellSouth believes, that in order to remain competitive, it must aggressively pursue a corporate strategy of expanding its offerings beyond its traditional businesses and markets. These offerings include interLATA voice, information and data communications. BellSouth plans to begin offering interLATA wireline service in each of its in-region states as soon as the FCC approves its application for each state. BellSouth has received favorable determinations from the regulatory commissions in several states in its wireline service territory, but the FCC has rejected all applications to provide in-region interLATA service on which it has ruled. BellSouth and other Holding Companies have unsuccessfully challenged portions of the 1996 Act as unconstitutional bills of attainder but have petitioned the U.S. Supreme Court (the Supreme Court) to consider the issue. The Supreme Court has denied the other Holding Companies' requests, but BellSouth's request remains pending.

    BellSouth has a three-pronged approach to gaining authorization to provide in-region interLATA service: (a) continuing to modify its facilities and operating support systems to facilitate competition and aggressively seeking approvals from the FCC and state commissions; (b) seeking judicial review of adverse decisions which it believes to be erroneous; and (c) participating in actions by Congress to urge the FCC to implement the 1996 Act in a timely fashion. Because of the scrutiny of interLATA applications by the FCC and the Justice Department; the time required to obtain judicial review of adverse decisions; and the possible challenges by the existing long distance carriers of any approved applications or proposed or enacted legislation, it is uncertain when BellSouth will be authorized to commence interLATA service in any of its in-region states.

COMPETITION

LOCAL SERVICE

    The 1996 Act requires the elimination of state legislative and regulatory barriers to competition for local telephone service, subject only to competitively neutral requirements to preserve and advance universal service, protect the public safety and welfare, maintain the quality of telecommunications services and safeguard the rights of customers. The 1996 Act also includes requirements that incumbent local exchange carriers (ILECs), such as BellSouth Telecommunications, negotiate with other carriers for interconnection, use of network elements on an unbundled basis, access fees for local calls terminating on the network of a carrier other than the originating carrier and resale of telecommunications services. If a negotiated agreement cannot be reached, either party may seek arbitration with the state regulatory authority, or the FCC if the state fails to act. If rates are disputed, the arbitrator must set rates for access to network elements on an unbundled basis, based on cost, which may include a reasonable profit. ILECs are also required to negotiate to provide their retail services at wholesale rates for the purpose of resale by competing carriers. If agreement cannot be reached, the arbitrator shall set the wholesale rates at the ILEC's retail rates less costs that are avoided. BellSouth Telecommunications has executed numerous interconnection or resale agreements with such carriers. Many of these agreements expire during 1999 and must be renegotiated. The arbitration results for the wholesale discount rates vary by state from 14.8% to 21.8%. At December 31, 1998, BellSouth Telecommunications had provisioned approximately 520,000 equivalent access lines to such carriers for resale, an increase of 299,000 since December 31, 1997.

    In connection with the requirements of the 1996 Act, in August 1996, the FCC released an order adopting rules governing interconnection and related matters, and in July 1997, the U.S. Court of Appeals for the Eighth Circuit vacated substantial aspects of the order. In January 1999, the Supreme Court reinstated significant portions of the vacated order. The Supreme Court held that with regard to setting the pricing of interconnection between ILECs and other carriers, the FCC has jurisdiction to set pricing standards to be implemented by the state commissions. The FCC has prescribed a forward-looking economic cost approach for pricing interconnection and unbundled network elements. That methodology is still under review by the U.S. Court of Appeals for the Eighth Circuit.

    Under the 1996 Act, access to certain network elements can be given only when "necessary" or when the failure to provide access would "impair" the ability of the requesting carrier to provide service. The Supreme Court held that the FCC did not adequately consider the "necessary" and "impair" standards when adopting rules giving access to such network elements on an unbundled basis. Until the FCC reconsiders this issue, it is uncertain which of BellSouth Telecommunications' network elements it will be required to offer on an unbundled basis, and at what prices.

    The Supreme Court upheld the FCC's "all elements" rule which allows competing carriers to provide local telephone service relying solely on the elements in an ILEC's network, approving the FCC's refusal to impose a requirement of facility ownership on carriers who seek to lease network elements. The Supreme Court also upheld the FCC's rule forbidding ILECs from separating already combined network elements before leasing them to a CLEC. Finally, the Supreme Court upheld the FCC's "pick and choose" rule. This rule requires that ILECs make available to requesting CLECs contractual provisions, including related rates and terms, contained in any other agreements that have been previously approved by the state commission for that same state. Exceptions are allowed when the ILEC can prove to the state commission that providing the particular item requested is either more costly than providing it to the original carrier or is technically infeasible. These rulings may make it easier for a CLEC to compete with BellSouth.

    In attempting to comply with the technical requirements of interconnection, BellSouth Telecommunications is incurring, and expects to continue to incur, significant costs associated with the facilitation of interconnection. BellSouth Telecommunications incurred approximately $367 million of costs associated with these efforts in the year ended December 31, 1998. Of this amount, approximately $232 million was expensed as incurred, and the remainder was capitalized. Total costs incurred through December 31, 1998 were approximately $700 million.

    In May 1998, the FCC adopted an order that will allow telecommunications carriers, such as BellSouth Telecommunications, to recover, over five years, their carrier-specific costs of implementing long-term number portability, which allows customers to retain their local telephone numbers in the event they change local carriers. The order allows for such cost recovery to begin no earlier than February 1, 1999 in the form of a surcharge from customers to whom number portability is available. It remains unclear to what degree, if any, BellSouth Telecommunications will be compensated for the noncarrier-specific costs of interconnection.

    The state public service commissions to which BellSouth Telecommunications is subject have granted numerous carrier applications for authority to offer local telephone service. As a result, substantial competition has developed for BellSouth Telecommunications' business customers, which provide a greater concentration of higher margin revenues than do its residential customers. Competitors include long distance carriers and CLECs, which resell the local services of BellSouth Telecommunications or provide services over their own facilities. BellSouth believes that certain long distance carriers have been slow to enter the local residential market due to lower margins compared to the business market and to deter competition by the Holding Companies in the long distance market. However, MCI WorldCom recently announced its intent to offer residential local service in certain areas of the country using the unbundled network elements of ILECs.

    An increasing number of voice and data communications networks utilizing fiber optic lines have been and are being constructed by telecommunications providers in all major metropolitan areas throughout BellSouth Telecommunications' wireline service territory. These networks offer certain high-volume users a competitive alternative to the public and private line offerings of BellSouth Telecommunications. Furthermore, wireless services, such as cellular, personal communications service (PCS) and paging services, and Internet services increasingly compete with wireline communications services. Such wireless services are provided by a number of well-capitalized entities in most of BellSouth's markets.

    As technological and regulatory developments make it more feasible for cable television networks to carry data and voice communications, BellSouth Telecommunications will face increased competition within its region from cable television ventures. For example, MediaOne began offering local wireline service in Atlanta in 1998 over its enhanced cable television network, and AT&T has stated that, after its acquisition of TCI, it intends to upgrade and use TCI's cable facilities to offer telephony over coaxial cable and fiber optic lines. AT&T has also announced that it intends to form joint ventures with other cable television companies to expand such offerings nationwide.

    Federal and state policies strongly favor further changes to Operating Telephone Company networks and business operations to encourage local service competition, and regulators have stated that such changes must be made before they will allow Holding Companies to provide interLATA long distance services within their local service territories. Therefore, BellSouth expects that local service competition will steadily increase. While competition for local service revenues could adversely affect BellSouth's results of operations, BellSouth is working to support the opening of local markets to competition by facilitating interconnection of its facilities and systems with those of CLECs. These actions, among other things, can allow BellSouth to qualify to offer in-region interLATA service as contemplated in the 1996 Act. (See "Regulation--InterLATA Long Distance Service").

NETWORK ACCESS

    FCC rules require BellSouth Telecommunications to offer expanded interconnection for interstate special and switched network access transport. As a result, BellSouth Telecommunications must permit competitive carriers and customers to terminate their transmission lines on BellSouth Telecommunications' facilities in its central office buildings through collocation arrangements. The effects of the rules are to increase competition for network access transport. Furthermore, long distance carriers are increasingly connecting their lines directly to their customers' facilities, bypassing the networks of BellSouth Telecommunications and thereby avoiding network access charges entirely. In addition, commercial applications of Internet telephony are being developed. This medium could attract substantial interLATA traffic because of its lower cost structure, due to the fact that FCC rules do not currently impose access charges on most Internet communications.

LONG DISTANCE

    A number of companies compete with BellSouth Telecommunications in its nine-state region for intraLATA long distance business by reselling long distance services obtained at bulk rates from BellSouth Telecommunications or providing long distance services over their own facilities. As of February 8, 1999, BellSouth Telecommunications has implemented intraLATA long distance subscription (single digit access code 1+ dialing) in all nine states in its region.

    The 1996 Act permits the Holding Companies to offer interLATA long distance service outside of the states containing their local wireline service territories. Holding Companies and other carriers have announced plans to compete for such interLATA long distance service in BellSouth Telecommunications' territory. AT&T, MCI WorldCom, Sprint and a number of other carriers, including other Holding Companies, currently provide long distance service to BellSouth's local service customers.

FRANCHISES AND LICENSES

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

                               DOMESTIC WIRELESS

BUSINESS OPERATIONS

    BellSouth is one of the largest wireless communications providers in the United States, with operations primarily in its wireline service territory. BellSouth has cellular and PCS operations in 14 states, encompassing approximately 78 million total POPs, 58 million on a proportionate ownership basis. This extensive wireless footprint includes some of the top wireless markets in the country including Los Angeles, Houston, Miami-Fort Lauderdale, Atlanta and Tampa-St. Petersburg. BellSouth ended

1998 with approximately 4.8 million cellular and PCS customers on a proportionate basis. BellSouth's penetration rate at December 31, 1998 was 8.2% of the POPs in its domestic markets.

    Domestic wireless revenues comprised approximately 12%, 13% and 12% of BellSouth's total operating revenues for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, BellSouth has non-controlling financial interests in a number of wireless businesses whose revenues are not reflected in operating revenues because of the method of accounting for such investments. Wireless revenues are derived from monthly access and airtime charges, sales of phones and equipment, roaming charges, custom calling and convenience features, long distance charges and service activation fees. Neither the FCC nor the state regulatory commissions have power to regulate prices of wireless services.

    BellSouth's proportional wireless customers have grown by 14.4%, 15.1% and 28.0%, while proportional revenues have grown by 6.1%, 10.7% and 22.8% for the years ended December 31, 1998, 1997 and 1996, respectively. Excluding the impact of certain ownership changes during 1998, proportional customers grew by 18.6%. The growth trend in customers and revenues reflects the increasingly challenging dynamics of adding new customers as penetration rises and competition intensifies because of new entrants into BellSouth's markets.

    One of the key competitive strengths of BellSouth's wireless service is the BellSouth brand. BellSouth believes that its brand identity is a significant factor in its success because of its high name recognition and reputation for providing superior coverage, network reliability and customer service.

    BellSouth and its partners are responding to the competitive conditions by aggressively reducing expenses, offering a variety of innovative plans and new products and targeting the lower-usage customer through use of prepaid calling and other service options.

    BellSouth has broadened its sales distribution channels to reduce the most significant cost driver-- customer acquisition costs. Wireless services are marketed through company-owned stores, authorized agents and national retail outlets. In addition, BellSouth is increasingly utilizing cross-selling efforts by BellSouth Telecommunications' customer service representatives, a less costly alternative to independent agents and a natural entrant to selling bundled services. New methods of addressing the issue of customer retention are also being implemented, including the use of prediction models to identify customers who are likely to discontinue service before it happens.

    In response to competition, BellSouth has introduced variations of fixed-rate calling plans that appeal to a broad base of customers. BellSouth is also introducing new wireless products to differentiate its service, such as BellSouth One Number Service, text messaging and multiple product offerings, including Internet and wireline service. BellSouth has also introduced prepaid cellular calling plans in many areas to further penetrate the market. These plans allow consumers to receive service with no credit check, minimum contract, monthly access or activation fees.

    Under the MFJ, the Holding Companies generally were prohibited from providing interLATA wireless communications. The 1996 Act lifted this prohibition, and in February 1996, BellSouth began offering the interLATA component of its wireless communication in conjunction with its wireless offerings. Approximately 3.5 million customers subscribe to such interLATA service. In areas where it does not have long distance telephone facilities, BellSouth connects with the networks of long distance carriers.

TECHNOLOGY

    BellSouth offers both analog and digital cellular service in most of its markets as well as PCS in certain markets. BellSouth acquired the PCS licenses as part of its strategy to extend the wireless footprint in its Southeastern region. BellSouth has upgraded its cellular analog networks with a digital transmission technology known as TDMA (Time Division Multiple Access) in all its markets. Both TDMA and GSM (Global System for Mobile Communications) technologies are currently being utilized in the PCS markets.

    Digital cellular technology offers many advantages over analog technology, including a three-fold gain in channel capacity, the ability to provide advanced services and functionality, inherent privacy and transmission security and the opportunity to provide improved data transmissions.

    The dual-mode network (analog and digital) will remain in place for the foreseeable future due to the fact that analog networks provide the only common roaming platform currently available throughout the U.S. Some manufacturers currently offer dual-mode cellular phones capable of sending and receiving both analog and certain digital transmissions, thereby facilitating roaming by digital users. However, there is currently no dual-mode cellular phone capable of receiving transmissions from multiple digital technologies. BellSouth believes that its dual-mode network with its extended coverage currently provides a significant competitive advantage over PCS providers.

COMPETITION

    The FCC has jurisdiction over the licensing of wireless mobile radio services in domestic markets. The FCC limits entry for providers of cellular mobile telecommunications to two licensees for each defined metropolitan statistical area (MSA) and each rural service area (RSA) within the country. Each MSA and RSA in which BellSouth participates in the provision of cellular mobile communications has a competing service provider. The functionality of PCS and cellular service are very similar, and PCS offered by other carriers competes with BellSouth's cellular service throughout its service territories. The FCC grants licenses to offer PCS to multiple carriers. If all PCS licensees construct and operate wireless businesses, there could be six or more PCS systems and two cellular systems operating in certain areas.

    The FCC has approved construction of enhanced specialized mobile radio
(ESMR) systems in many cities around the country. These digital mobile communications systems provide service very similar to cellular telephone service. There has been a consolidation of the licenses required to provide ESMR service, so that control of this business is concentrated in the hands of a few operators, giving them the ability to offer services like nationwide roaming on their own network. ESMR systems currently compete with BellSouth in a number of markets.

    The presence of multiple aggressive competitors in BellSouth's wireless markets makes it more difficult to attract new customers and retain existing ones. Furthermore, while BellSouth does not compete primarily on the basis of price, low prices offered by competitors attempting to build a subscriber base have pressured BellSouth to reduce prices and develop pricing plans attractive to lower usage customers. For this reason, BellSouth seeks to reduce costs to protect profit margins.

LICENSES AND REGULATION

    The domestic cellular and PCS systems in which BellSouth has an interest are operated under licenses granted by the FCC. A carrier holding a license to provide cellular service in a territory has limited eligibility for PCS licensure covering the same territory. Prior approval by the FCC is required for the assignment of a license or the transfer of control of a license. The licenses are generally issued for up to 10-year periods. At the end of the license period, a renewal application must be filed. BellSouth believes renewal will generally be granted on a routine basis upon showing compliance with FCC regulations and continuing service to the public. Licenses may be revoked and license renewal applications may be denied for cause. With regard to cellular licenses, the FCC has established the procedures and standards for conducting comparative renewal proceedings, including the award of a "renewal expectancy" that effectively eliminates the need to consider competing applicants when the incumbent meets specified criteria.

                            INTERNATIONAL OPERATIONS

BUSINESS OPERATIONS

    BellSouth owns interests in consortia that hold licenses for, and are building and/or operating, wireless telephone systems in Argentina, Brazil, Chile, Denmark, Ecuador, Germany, India, Israel, Nicaragua, Panama, Peru, Uruguay and Venezuela. At December 31, 1998, these systems covered a population of approximately 231 million and provided wireless service or PCS to a total of approximately 7.1 million international customers. BellSouth's proportionate share of those customers, based on its percentage ownership interests in such systems, was approximately 3.4 million customers. BellSouth's proportionate interests in the aggregate population covered by its international wireless systems was approximately 108 million persons at December 31, 1998, and its penetration rate, excluding areas in which service has not yet been initiated, was approximately 3.5%.

    The structure of BellSouth's international wireless interests typically reflects government preferences or requirements that local owners hold significant interests in their telecommunications licenses. In structuring its international investments, BellSouth attempts to obtain operating influence through board representation, the right to appoint certain key members of management and consent rights with respect to significant matters, including amounts of capital contributions. In addition, BellSouth tries to assure its ability to maintain a position of influence in the venture by obtaining rights of first refusal on future sales by other partners and issuances of equity by the venture. The particular governance rights of BellSouth vary from venture to venture, and often are dependent upon the size of BellSouth's investment relative to other investors. Under the governing documents for some of these ventures, certain key matters such as the approval of business plans and decisions as to the timing and amount of cash distributions require the consent of BellSouth's partners. BellSouth will likely enter into similar arrangements to pursue additional opportunities.

    BellSouth usually plays the lead role in the design, construction, operation and maintenance of the wireless networks for the ventures in which it has ownership interests.

COMPETITION

    BellSouth's international wireless operations are subject to significant competition, generally from at least one other wireless provider and increasingly, from multiple new PCS providers. These competing service providers generally have partners who are at least as well capitalized as BellSouth and its partners. In some cases, the government-owned telephone companies have a substantial investment in the competing cellular provider. In all cases, the competing cellular providers generally have access to substantial financial resources. Many governments have privatized the government-owned telephone companies, and these privatized companies often become more formidable competitors due to the availability of additional capital and technical expertise. BellSouth anticipates an increasing number of facilities-based competitors in its wireless service markets.

LICENSES AND REGULATION

    BellSouth's international wireless operations provide services pursuant to the terms of licenses granted by the telecommunications agency or similar supervisory authority in the various countries. Such agencies typically also promulgate and enforce regulations regarding the construction and operation of network equipment. Other regulations commonly encountered in international markets include legal restrictions on the percentage ownership of telecommunications licensees by foreign entities, such as BellSouth, and transfer restrictions or government approval requirements regarding changes in the ownership of such licensees.

    The terms of the licenses granted to BellSouth's international ventures and conditions of the license renewal vary from country to country. The initial terms of service under these licenses generally range from 5 to 50 years. Although license renewal is not usually guaranteed, most licenses do address the renewal process and terms, which BellSouth believes it will be able to satisfy. As licenses approach the end of their terms, it is BellSouth's intention to pursue renewal as provided by these license agreements.

FOREIGN EXCHANGE RATE RISKS

    Foreign currency exchange rates can affect BellSouth's results of operations in several different ways. A significant weakening against the U.S. Dollar of the currency of a country where BellSouth has operations can result in increased obligations in local currency terms with respect to U.S. Dollar-denominated liabilities. Further, a weakening currency often has a negative impact on the local economy, which can adversely affect revenues and expenses. From the local operation's perspective, a strengthening of the U.S. Dollar relative to local currencies could increase BellSouth's obligations to make local-currency-denominated capital investments. Where appropriate and feasible, BellSouth attempts to mitigate the effects of foreign currency fluctuations through the use of forward contracts and similar instruments. However, there can be no assurance that these efforts will be successful or that all exposures will be hedged.

    During January 1999, the Brazilian currency suffered a significant devaluation against the U.S. Dollar. (See "MD&A--Operating
Environment--International Operations" for further discussion of this matter and its impact on BellSouth.)

INTERNATIONAL STRATEGY

    BellSouth's international strategy is to: (a) grow its existing businesses,
(b) evolve its wireless businesses into a wider array of telecommunications services and (c) expand BellSouth's presence in Latin America.

    GROWTH IN CUSTOMER BASES. BellSouth's market penetration is 3.5% of the POPs in its international markets as compared to 8.2% in its domestic markets. BellSouth believes that substantial additional growth is achievable in Latin America, notwithstanding average per capita incomes being lower than the U.S. average. BellSouth is offering prepaid wireless service in virtually all of its international markets. BellSouth's prepaid wireless service has substantially increased customers by making the service available to a broad customer base.

    EVOLVING FROM A WIRELESS PROVIDER TO A FULL SERVICE PROVIDER. Where local regulations permit, BellSouth's joint ventures offer wireless service that is designed and priced to be directly competitive with traditional wireline service. In several of its markets, BellSouth's joint ventures offer or plan to offer international long distance services either to its wireless subscriber bases or, in some cases, to the entire population. In addition, BellSouth offers domestic long distance service in certain markets to its wireless subscribers through its nationwide wireless facilities.

    In May 1998, BellSouth won a bid for a concession to offer cellular telephone service to more than 17 million people in Peru in the provinces outside of Lima. BellSouth bid $35 million for the concession and expects to invest over $200 million to build out and offer service in the new concession area. BellSouth has also acquired directory businesses in Latin America. See "Advertising and Publishing."

    BellSouth's ability to introduce new products and services depends to a large extent upon whether the new products and services are permitted by the local laws and regulatory authorities. As countries have encouraged foreign investment in telecommunications and have privatized their government-owned wireless telephone companies, the general trend has been toward increasing deregulation of telecommunications. In most of the Latin American countries in which BellSouth does business, telecommunications regulatory bodies have announced plans to deregulate telecommunications over time, which, if implemented, should permit BellSouth's joint ventures to offer additional products and services.

    EXPANDING BELLSOUTH'S LATIN AMERICAN PRESENCE. BellSouth is developing regional synergies among its Latin American joint ventures. To the extent possible, BellSouth is using its BellSouth brand on a regional basis throughout Latin America. BellSouth is currently using the BellSouth brand in its local joint ventures or other operations in Chile, Ecuador, Nicaragua, and Panama. BellSouth is creating its own international network including advanced undersea cables as well as regional switching centers, to be used to offer voice and data international long distance services linking its wireless joint ventures and other operations in Latin America when permitted by local law. In addition, BellSouth has created the first roaming clearinghouse in Latin America, permitting its Latin American and U.S. wireless customers who travel throughout the Americas to roam when in a BellSouth service area.

    BellSouth plans to continue pursuing selected opportunities to acquire interests in telecommunications businesses throughout the world, focusing primarily on Latin America. BellSouth believes its proven technical, operating and marketing expertise make it a highly desired participant in consortia formed to pursue new international opportunities and that such expertise has been a significant factor in the success of license applications and bids by its consortia. BellSouth measures each international investment against criteria such as demographic factors, the degree of economic, political and regulatory stability, the quality of local partners and the degree to which BellSouth will control or meaningfully participate in management. During 1998, BellSouth began offering wireless service in its Brazilian markets which resulted in the addition of 350,000 proportionate customers. The pursuit of new international wireless telecommunications opportunities is expected to remain highly competitive and may introduce a greater degree of political and currency risk as new opportunities are concentrated in developing economies.

    BellSouth continually evaluates opportunities to increase its ownership in its existing international ventures, especially where contractual rights of first refusal provide BellSouth with favorable opportunities. In 1998, BellSouth increased its equity interest in its joint ventures in Brazil, Ecuador, and Venezuela. In November, BellSouth and Grupo Safra acquired additional interests in BellSouth's Brazilian joint ventures. BellSouth's interest in its Sao Paulo operating company increased from approximately 41% to 44.5% and in its Northeast Brazil operation from 42.5% to 46.8%. In June, BellSouth acquired an additional 24.9% interest in its Venezuelan joint venture, increasing BellSouth's interest to 78.2%. In July, BellSouth acquired an additional 28.2% of its joint venture in Ecuador from its principal partner, increasing BellSouth's interest to 89.4%.

INTERNATIONAL DISPOSITIONS

    On October 30, 1998, BellSouth sold to Vodafone Group Plc its 65% ownership interest in BellSouth New Zealand for total proceeds of $254 million. The gain totaled $180 million ($110 million after tax).

                           ADVERTISING AND PUBLISHING

BUSINESS OPERATIONS

    BellSouth Enterprises owns a group of companies that publish, print, sell advertising in, and perform related services concerning, alphabetical and classified telephone directories. Advertising and publishing revenues are derived primarily from sales of directory advertising, which represented approximately 8%, 9% and 9% of BellSouth's total operating revenues for each of the last three years.

    BellSouth Enterprises' wholly-owned subsidiary, BellSouth Advertising & Publishing Corporation (BAPCO), is one of the leading publishers of telephone directories in the United States. In 1998, it published alphabetical white page directories of business and residential telephone subscribers in over 500 of BellSouth Telecommunications' markets and sold advertising in and published classified directories under The Real Yellow Pages-Registered Trademark-trademark in the same markets.

    Another subsidiary of BellSouth Enterprises, The Berry Company (Berry), acts as sales agent for advertising in yellow page directories of nonaffiliated telephone companies and receives a portion of the advertising revenue as a commission. During 1998, Berry contracted with 143 nonaffiliated telephone companies to sell advertising in over 300 of these classified directories in over 40 states. A Berry subsidiary also acts as agent for national yellow page ad placements in all 50 states on behalf of over 700 companies.

    In addition to publishing directories in traditional paper form, BellSouth companies publish white and yellow page directories in other media. For example, BAPCO offers white page directories on CD ROM for major markets of BellSouth Telecommunications, and a separate subsidiary of BellSouth Enterprises publishes Internet yellow page directories for most large market areas served by BellSouth Telecommunications. This service links to similar on-line directories with information for businesses nationwide. BellSouth sells additional advertising to local and national businesses for its on-line yellow pages.

    BellSouth seeks to expand its advertising and publishing business by increasing advertising sales of its traditional directory products. In addition, BAPCO has expanded its offerings to include a complementary line of advertising products in other media, including radio, television, newspaper and billboards. Recorded ads delivered by telephone are also available. BellSouth has also developed and markets advertising in directory products for Latin America.

    BellSouth also markets to organizations and companies with unique directory needs. Export directories, audio text advertising, a restaurant and entertainment guide, co-op advertising through other media, and Internet directories are examples of such directory services and products.

    BellSouth Enterprises owns a printing company, which prints substantially all white and yellow pages and specialty directories distributed in BellSouth Telecommunications' markets. In 1998, it printed 57 million white page, yellow page and specialty directories. This company also prints other materials for BellSouth and its affiliates and, to a limited extent, documents for nonaffiliated companies.

    BAPCO owns interests in companies that publish telephone directories in Peru and Brazil. As BellSouth seeks further business opportunities overseas, it will likely consider other investments in international directory companies to complement its telecommunications service offerings there.

COMPETITION

    Competition for advertising revenues continues to expand. Many different media compete for advertising revenues, and some newspaper organizations and other companies have begun publishing their own directories. Competition for directory sales agency contracts for the sale of advertising in publications of nonaffiliated companies also continues to be strong. Competitors offer directory listings in various media such as CD ROM, the Internet and other electronic databases. As such offerings expand and are enhanced through interactivity and other features, BellSouth will experience heightened competition in its directory advertising and publishing businesses. BellSouth has responded to the increased competition and its changing market environment with new directory products, product enhancements, multi-media delivery options, including Internet directory services, pricing changes, competitive advertising, local promotions, directory redeliveries and extended distributions.

                                 OTHER SERVICES

INTERNET ACCESS

    In 1996, BellSouth Telecommunications began providing Internet access, a customized version of Netscape Navigator-TM-, electronic mail and a gateway to local and national information. Internet access was provided as BellSouth.net-SM- service to over 370,000 customers at December 31, 1998.

WIRELESS DATA

    BellSouth owns interests in five wireless data communications networks worldwide utilizing L.M. Ericsson's Mobitex technology. The networks provide services in the United States, the United Kingdom, the Netherlands, Belgium and Singapore and enable wireless data applications for two-way paging, corporate transactions, access to information and messaging. The networks are also well-suited for applications such as credit card, debit card and ATM authorizations and telemetry.

ENTERTAINMENT

    BellSouth develops, implements and manages video systems in several areas within its region. These systems include wireline and wireless based systems designed to compete with cable operators market by market. BellSouth currently operates 100% digital wireless video systems covering more than one million homes in Atlanta, New Orleans and Orlando. In addition, it operates wired systems in subdivisions near Atlanta, Birmingham, Charleston, S.C. and Jacksonville, FL. As of December 31, 1998, BellSouth had invested $465 million in licenses and related fixed assets to operate these systems within its region.

    Programming content for the cable systems is provided by americast-Registered Trademark-, a joint venture partnership of which BellSouth is a part owner.

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

                                   EMPLOYEES

    At December 31, 1998, 1997 and 1996, BellSouth and its consolidated subsidiaries employed approximately 88,400, 81,000 and 81,200 persons, respectively. Of those totals, approximately 60,600, 57,600 and 62,400, respectively, were employees engaged in the telephone operations of BellSouth Telecommunications. About 56% of BellSouth's employees at December 31, 1998 were represented by the Communications Workers of America (the CWA), which is affiliated with the AFL-CIO. In September 1998, members of the CWA ratified new three-year contracts with BellSouth, effective August 9, 1998. The contracts include basic wage increases totaling 12.39% over the three years covered by the contracts. In addition, the agreement provides for a standard award of between 2% and 2.5% of base salary and overtime compensation which is subject to adjustment based on company performance measures for plan years 1999 and 2000. Other terms of the agreement include pension band increases and pension plan cash balance improvements for active employees.

ITEM 2.  PROPERTIES

                                    GENERAL

    BellSouth's properties do not lend themselves to description by character or location of principal units. BellSouth's investment in property, plant and equipment consisted of the following at December 31:

                                                                   1998   1997
                                                                   ----   ----
Outside plant....................................................   39%    40%
Central office equipment.........................................   35     35
Operating and other equipment....................................   12      9
Land and buildings...............................................    8      9
Furniture and fixtures...........................................    5      6
Plant under construction.........................................    1      1
                                                                   ----   ----
                                                                   100%   100%
                                                                   ----   ----
                                                                   ----   ----

    BellSouth's properties are divided among its operating segments as follows: wireline communications, 86.7%; domestic wireless, 7.5%; international operations, 3.9%; advertising and publishing, 0.5%; and other, 1.4%.

    Outside plant consists of connecting lines (aerial, underground and buried cable) not on customers' premises, the majority of which is on or under public roads, highways or streets, while the remainder is on or under private property. BellSouth currently self-insures all of its outside plant against casualty losses. Central office equipment substantially consists of digital electronic switching equipment and circuit equipment. Land and buildings consist principally of central offices. Operating and other equipment consists of wireless network equipment, embedded intrasystem wiring (substantially all of which is on the premises of customers), motor vehicles and other equipment. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial limits of coverage against "all risks" of loss including fire, windstorm, flood, earthquake and other perils not specifically excluded by the terms of the policies.

    Substantially all of the installations of central office equipment for the wireline communications business are located in buildings and on land owned by BellSouth Telecommunications. Many garages, administrative and business offices and telephone service centers are in leased quarters. Most of the land and buildings associated with BellSouth's nonwireline businesses and administrative functions are leased.

                              CAPITAL EXPENDITURES

    Capital expenditures consist of gross additions to property, plant and equipment having an estimated service life of one year or more, plus the incidental costs of preparing the asset for its intended use.

    The total investment in property, plant and equipment has increased from $42.0 billion at January 1, 1994 to $58.0 billion at December 31, 1998, not including deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required to meet the growing demand for telecommunications services and to continually modernize and improve such services to meet competitive demands. Continued population and economic expansion is projected by BellSouth in certain growth centers within its nine-state area during the next five to ten years. In addition, growth in international markets will require investment to expand existing wireless networks.

    BellSouth's capital expenditures for 1994 through 1998 were as follows:

                                                              MILLIONS
                                                              --------
1998........................................................   $ 5,212
1997........................................................     4,858
1996........................................................     4,455
1995........................................................     4,203
1994........................................................     3,600

    BellSouth projects capital expenditures of approximately $4.8 billion to $5.2 billion for 1999, consisting primarily of $3.5 billion for its wireline communications and $1.1 billion to $1.2 billion primarily for BellSouth's consolidated domestic wireless and international businesses. A majority of the expenditures will be to expand, enhance and modernize its current wireline and domestic cellular operating systems, to develop international wireless and other businesses and for property additions for further construction of PCS systems in the United States.

    During 1998, BellSouth generated substantially all of its funds through internal sources and, to the extent necessary, from external financing sources. In 1999, these expenditures are expected to be financed primarily through internally generated funds and, to the extent necessary, from external financing sources.

                               OTHER COMMITMENTS

    BellSouth has announced plans to purchase up to $3 billion of its outstanding Common Stock during 1999. Such purchases are subject to a number of factors, including market conditions, cash requirements and legal considerations. BellSouth expects to finance the purchase primarily from existing cash reserves and through internally generated funds.

                             ENVIRONMENTAL MATTERS

    BellSouth is subject to a number of environmental matters as a result of its operations and the shared liability provisions related to the divestiture from AT&T. As a result, BellSouth expects that it will be required to expend funds to remedy certain facilities, including those Superfund sites for which BellSouth has been named as a potentially responsible party, for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance. At December 31, 1998, BellSouth's recorded liability, related primarily to remediation of these sites, was approximately $30 million.

    BellSouth monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. BellSouth's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. BellSouth continues to believe that expenditures in connection with additional remedial actions under the current environmental protection laws or related matters would not be material to its results of operations, financial position or cash flows.

ITEM 3.  LEGAL PROCEEDINGS

    Following the enactment of the 1996 Act, BellSouth Telecommunications and various CLECs entered into interconnection agreements providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous CLECs claim entitlement from BellSouth Telecommunications for compensation associated with dial-up calls originating on BellSouth Telecommunications' network and connecting with Internet service providers
(ISPs) served by the CLECs' networks. BellSouth Telecommunications has maintained that, because the FCC has previously determined that Internet calls over dedicated lines are jurisdictionally interstate, dial-up calls to ISPs are not local calls for which terminating compensation is due under the interconnection agreements. The courts and state commissions that have considered the matter have ruled that such calls invoke the reciprocal compensation obligation. The FCC has indicated that it would release an order in which it would address the jurisdictional nature of switched ISP traffic. BellSouth Telecommunications believes that it has a good basis for its claims that such reciprocal compensation is not owed to the CLECs. However, at December 31, 1998, BellSouth Telecommunications' exposure related to unrecorded amounts withheld from CLECs was approximately $135 million, including accrued interest.

    In addition, BellSouth and its subsidiaries are subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. While complete assurance cannot be given as to the outcome of any legal claims, BellSouth believes that any financial impact would not be material to its results of operations, financial position or cash flows. (See Note N to the Consolidated Financial Statements.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    No matter was submitted to a vote of shareholders in the fourth quarter of the fiscal year ended December 31, 1998.

                            ------------------------

ADDITIONAL INFORMATION

                         DESCRIPTION OF BELLSOUTH STOCK

GENERAL

    The Articles of Incorporation of BellSouth authorize the issuance of 4,400,000,000 shares of common stock, par value $1 per share (the Common Stock), and 100,000,000 shares of cumulative, first preferred stock, par value $1 per share (the Preferred Stock). BellSouth's Board of Directors (the Board) is authorized to provide for the issuance, from time to time, of the Preferred Stock in series and, as to each series, to fix the number of shares in such series and the voting, dividend, redemption, liquidation, retirement and conversion provisions applicable to the shares of such series. No shares of Preferred Stock are outstanding. The Board has created Series A First Preferred Stock consisting of 30 million shares (the Series A Preferred Stock) for possible issuance under BellSouth's Shareholder Rights Plan. (See "Preferred Stock Purchase Rights" and "Market for Registrant's Common Equity and Related Stockholder Matters.")

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

PREFERRED STOCK PURCHASE RIGHTS

    The Board has declared a dividend of one preferred stock purchase right (Right) for each share of Common Stock from time to time outstanding. Under certain circumstances, each Right will entitle the holder to purchase one one-hundredth of a share of Series A Preferred Stock, $1.00 par value (Common Equivalent Preferred Stock), which unit is substantially equivalent in voting and dividend rights to one whole share of the Common Stock, at a price of $43.75 per one-hundredth of a share of Common Equivalent Preferred Stock (the Purchase Price). The Rights are not presently exercisable and may be exercised only if a person or group (Acquiring Person) acquires 10% of the outstanding voting stock of BellSouth without the prior approval of the Board or announces a tender or exchange offer that would result in ownership of 25% or more of the Common Stock.

    If an Acquiring Person becomes such without prior Board approval, the Rights are adjusted, and each holder, other than the Acquiring Person, then has the right to receive, on payment of the Purchase Price, the number of shares of Common Stock, units of the Common Equivalent Preferred Stock or other assets having a market value equal to twice the Purchase Price.

    The Rights currently trade with the Common Stock and expire in December
1999.

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

BOARD CLASSIFICATION; REMOVAL OF DIRECTORS

    Board classification provisions adopted by the shareholders and contained in the By-laws prescribe a shareholder vote for approximately one-third of the directors, instead of all directors, at each annual meeting of shareholders for a three-year term. Additionally, such provisions provide that shareholders may remove directors from office only for cause, and can amend the By-laws with respect to the number of directors or amend the board classification provisions only by the affirmative vote of the holders of at least 75% of the outstanding shares entitled to vote for the election of directors.

LIMITATION ON SHAREHOLDERS' PROCEEDINGS

    BellSouth's By-laws require that notice of shareholder nominations for directors and of other matters to be brought before annual shareholders' meetings must be provided in writing to the Secretary of BellSouth not later than the 75th day nor earlier than the 120th day prior to the date which is the anniversary of the annual meeting of shareholders held in the prior year. Such By-laws also provide that a special shareholders' meeting may be called by shareholders only upon written request signed by the holders of at least three-quarters of the outstanding shares entitled to vote at the meeting.

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

                               EXECUTIVE OFFICERS

    The executive officers of BellSouth Corporation are listed below:

                                                                                                        THIS
                                                                                              OFFICER  OFFICE
          NAME             AGE                             OFFICE                              SINCE   SINCE
-------------------------  ---  ------------------------------------------------------------  -------  ------
F. Duane Ackerman           56  Chairman of the Board, President and Chief Executive Officer     1983    1997
Richard A. Anderson         40  Group President -- BellSouth Business                            1993    1998
C. Sidney Boren             55  Executive Staff Officer                                          1984    1997
Robert L. Capell, III       50  Senior Vice President -- Advanced Data Networks                  1995    1998
Keith O. Cowan              42  Vice President -- Corporate Development                          1996    1996
Francis A. Dramis, Jr.      50  Executive Vice President and Chief Information Officer           1998    1998
Mark E. Droege              45  Vice President -- Financial Management and Treasurer             1996    1996
Jere A. Drummond            59  President and Chief Executive Officer -- BellSouth               1983    1998
                                 Communications Group
Ronald M. Dykes             51  Executive Vice President and Chief Financial Officer             1988    1995
Donna A. Lee                44  Senior Vice President -- Managed Network Solutions               1998    1998
David J. Markey             58  Vice President -- Governmental Affairs                           1986    1993
Charles C. Miller, III      46  President -- International                                       1990    1995
Charles R. Morgan           52  Executive Vice President and General Counsel                     1998    1998
William C. Pate             38  Vice President -- Advertising and Public Relations               1997    1997
William F. Reddersen        51  Group President -- Value Added Services                          1987    1998
John G. Robinson            36  Vice President -- Strategic Management                           1997    1998
W. Patrick Shannon          36  Vice President and Controller                                    1997    1997
Richard D. Sibbernsen       51  Vice President -- Human Resources                                1997    1997
Carl E. Swearingen          52  Senior Vice President -- Corporate Compliance and Corporate      1989    1998
                                 Secretary

    The following officers of the companies indicated may be deemed to be executive officers of BellSouth Corporation:

Charles B. Coe              51  President -- BellSouth Telecommunications                        1988    1998
Earle Mauldin               58  President and Chief Executive Officer -- BellSouth               1987    1995
                                 Enterprises, Inc.

    All of the executive officers of BellSouth, other than Mr. Cowan, Mr. Dramis, Ms. Lee, Mr. Morgan, Mr. Pate, Mr. Shannon and Mr. Sibbernsen have for at least the past five years held high level management or executive positions with BellSouth or its subsidiaries. Mr. Cowan was a partner at the law firm of Alston & Bird before joining BellSouth in 1996. Mr. Dramis joined BellSouth December 1, 1998 from CIO Strategy, Inc., a Clifton, Virginia-based information technology consulting firm. Prior to joining BellSouth in June 1998, Ms. Lee was employed by AT&T where she was Vice President -- Global Services and responsible for Internet and data services as well as other areas. Prior to joining BellSouth in February 1998, Mr. Morgan was a partner with Mayer, Brown & Platt, a Chicago-based international law firm, and prior to that was Vice President, General Counsel and Secretary of Chiquita Brands International, Inc. Mr. Pate, prior to joining BellSouth in 1996, was employed by MCI where he was responsible for that company's domestic and international advertising. Prior to joining BellSouth in 1997, Mr. Shannon was employed by U S West, Inc. as Chief Financial Officer of MediaOne, a company that provides cable television services. In 1997, Mr. Sibbernsen joined BellSouth from TNT Limited, a worldwide transportation company where he was head of corporate human resources and responsible for that company's global human resources strategies and programs.

    All officers serve until their successors have been elected and qualified.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The principal market for trading in BellSouth Common Stock is the New York Stock Exchange, Inc. (NYSE). BellSouth Common Stock is also listed on the Boston, Chicago, Pacific and Philadelphia exchanges in the United States and the London, Frankfurt, Amsterdam and Swiss exchanges. The ticker symbol for BellSouth Common Stock is BLS. At February 1, 1999, there were 978,796 holders of record of BellSouth Common Stock. The market price and dividend information listed below has been adjusted for the two-for-one stock split effective in December 1998. Market price data were obtained from the NYSE Composite Tape, which encompasses trading on the principal United States stock exchanges as well as off-board trading. High and low prices represent the highest and lowest sales prices for the periods indicated.

                                                                                     MARKET PRICES      PER SHARE
                                                                                   ------------------   DIVIDENDS
                                                                                    HIGH        LOW      DECLARED
                                                                                   -------    -------   ----------

1996
First Quarter...................................................................   $22 15/16  $18       $     .18
Second Quarter..................................................................    21 3/16    17 5/8         .18
Third Quarter...................................................................    21 11/16   17 5/8         .18
Fourth Quarter..................................................................    22         18 1/8         .18

1997
First Quarter...................................................................   $23 13/16  $19 1/16  $     .18
Second Quarter..................................................................    24 5/16    19 11/16       .18
Third Quarter...................................................................    24 1/2     21 21/32       .18
Fourth Quarter..................................................................    29 1/16    22 5/8         .18

1998
First Quarter...................................................................   $34 7/32   $27 1/16  $     .18
Second Quarter..................................................................    34 3/4     30 1/2         .18
Third Quarter...................................................................    39 1/16    32 5/32        .18
Fourth Quarter..................................................................    50         36 5/8         .19

STOCK TRANSFER AGENT AND REGISTRAR

    ChaseMellon Shareholder Services, L.L.C. is BellSouth's stock transfer agent and registrar.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                      1998        1997       1996       1995       1994
                                                    ---------   --------   --------   --------   --------
Operating Revenues................................  $23,123     $20,561    $19,040    $17,886    $16,845
Operating Expenses (1)............................   17,219      15,185     14,261     14,594     12,787
                                                    ---------   --------   --------   --------   --------
Operating Income..................................    5,904       5,376      4,779      3,292      4,058
Interest Expense..................................      837         761        721        724        666
Gain on Sale of Operations (2)....................      335         787        442         --         --
Other Income, net.................................      349          19        108         20         11
                                                    ---------   --------   --------   --------   --------
Income Before Income Taxes and Extraordinary
 Losses...........................................    5,751       5,421      4,608      2,588      3,403
Provision for Income Taxes........................    2,224       2,151      1,745      1,024      1,243
                                                    ---------   --------   --------   --------   --------
Income Before Extraordinary Losses................    3,527       3,270      2,863      1,564      2,160
Extraordinary Losses, net of tax (3)..............       --          (9)        --     (2,796)        --
                                                    ---------   --------   --------   --------   --------
  Net Income (Loss)...............................  $ 3,527     $ 3,261    $ 2,863    $(1,232)   $ 2,160
                                                    ---------   --------   --------   --------   --------
                                                    ---------   --------   --------   --------   --------
Earnings (Loss) Per Share (4):
BASIC:
  Income Before Extraordinary Losses..............  $  1.79     $  1.65    $  1.44    $   .79    $  1.09
  Extraordinary Losses, net of tax (3)............       --          --         --      (1.41)        --
                                                    ---------   --------   --------   --------   --------
  Net Income (Loss) (5)...........................  $  1.79     $  1.64    $  1.44    $  (.62)   $  1.09
                                                    ---------   --------   --------   --------   --------
                                                    ---------   --------   --------   --------   --------
DILUTED:
  Income Before Extraordinary Losses..............  $  1.78     $  1.64    $  1.44    $   .79    $  1.09
  Extraordinary Losses, net of tax (3)............       --          --         --      (1.41)        --
                                                    ---------   --------   --------   --------   --------
  Net Income (Loss)...............................  $  1.78     $  1.64    $  1.44    $  (.62)   $  1.09
                                                    ---------   --------   --------   --------   --------
                                                    ---------   --------   --------   --------   --------
Dividends Declared Per Common Share (4)...........  $   .73     $   .72    $   .72    $   .71    $   .69
Book Value Per Share (4)..........................  $  8.26     $  7.65    $  6.68    $  5.95    $  7.24
Return to Average Common Equity...................     22.3%       22.8%      22.4%      (9.2%)     15.4%
Weighted-Average Common Shares Outstanding
 (millions) (4):
  Basic...........................................    1,970       1,984      1,987      1,986      1,985
  Diluted.........................................    1,984       1,989      1,992      1,989      1,986
Return on Average Total Capital...................     15.1%       15.8%      15.0%      (2.7%)     11.5%
Total Assets......................................  $39,410     $36,301    $32,568    $31,880    $34,397
Capital Expenditures..............................  $ 5,212     $ 4,858    $ 4,455    $ 4,203    $ 3,600
Long-Term Debt....................................  $ 8,715     $ 7,348    $ 8,116    $ 7,924    $ 7,435
Debt Ratio at End of Period.......................     43.0%       42.1%      43.5%      46.7%      39.3%
Ratio of Earnings to Fixed Charges................     7.09        7.17       6.55       4.24       5.34
Total Employees...................................   88,450      81,000     81,241     87,571     92,121
Telephone Employees (6)...........................   60,561      57,619     62,425     68,585     73,764
Telephone Employees per 10,000 Switched Access
 Lines............................................     25.2        24.8       28.2       32.5       36.5
Business Volumes (7):
  Network Equivalent Access Lines in Service
  (thousands):
    Switched Access Lines.........................   24,025      23,201     22,135     21,133     20,220
    Access Line Equivalents.......................   13,162       9,218      6,158      4,723      3,716
                                                    ---------   --------   --------   --------   --------
    Total Equivalent Access Lines.................   37,187      32,419     28,293     25,856     23,936
                                                    ---------   --------   --------   --------   --------
                                                    ---------   --------   --------   --------   --------
  Access Minutes of Use (millions)................  104,373      97,106     88,861     81,608     74,666
  Long Distance Messages (millions)...............      784         894      1,023      1,374      1,559
  Wireless Customers (thousands) (8):
    Domestic......................................    4,796       4,193      3,643      2,847      2,156
    International.................................    3,439       1,882      1,244        655        361
                                                    ---------   --------   --------   --------   --------
      Total Wireless Customers....................    8,235       6,075      4,887      3,502      2,517
                                                    ---------   --------   --------   --------   --------
                                                    ---------   --------   --------   --------   --------

------------------------------

(1) Operating Expenses for 1995 include a work force reduction charge of $1,082, which reduced net income by $663.

(2) For 1998, represents the pretax gains associated with the sale of BellSouth New Zealand as well as additional proceeds received in 1998 on the 1997 sale of ITT World Directories, Inc. The pretax gains on those sales were $180 ($110 after tax) and $155 ($96 after tax), respectively. For 1997, represents the pretax gains on the sale of Optus Communications and ITT World Directories, Inc. The pretax gains on such sales were $578 ($352 after tax) and $209 ($128 after tax), respectively. See Note B to the Consolidated Financial Statements. For 1996, represents the pretax gain on the sale of BellSouth's paging business of $442 ($344 after tax).

(3) For 1997, reflects charges related to the extinguishment of long-term debt issues. See Note E to the Consolidated Financial Statements. For 1995, reflects charges of $2,718 ($1.37 per share) for the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," and $78 ($.04 per share) related to the refinancing of long-term debt issues.

(4) Number of shares and per share amounts for prior years have been restated for a 2-for-1 stock split which occurred in 1998.

(5) Basic earnings per share amounts for 1997 do not sum due to rounding.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    BellSouth Corporation (BellSouth) is a holding company headquartered in Atlanta, Georgia. BellSouth has two principal and wholly-owned subsidiaries, BellSouth Telecommunications, Inc. (BellSouth Telecommunications) and BellSouth Enterprises, Inc. (BellSouth Enterprises). For management purposes, the operations of these subsidiaries are organized into five operating segments: wireline communications; domestic wireless; international operations; advertising and publishing; and other.

    Wireline communications is comprised primarily of the operations of BellSouth Telecommunications. BellSouth Telecommunications operates in nine Southeastern states and primarily provides (i) local exchange and long distance service within but not between geographic areas, called Local Access and Transport Areas (LATAs), and (ii) network access services to enable interLATA communications using the facilities of long distance carriers. Approximately 71%, 74% and 77% of BellSouth's Total Operating Revenues for the years ended December 31, 1998, 1997 and 1996, respectively, were from the wireline communications business. Charges for local service, network access and long distance service for the year ended December 31, 1998 accounted for approximately 57%, 28% and 4%, respectively, of the revenues from the wireline communications business. The remainder of such revenues was derived principally from sales and maintenance of customer premises equipment and other nonregulated services provided by BellSouth Telecommunications.

    Domestic wireless is comprised of cellular and personal communications service (PCS) businesses within the U.S. Approximately 12%, 13% and 12% of BellSouth's Total Operating Revenues for the years ended December 31, 1998, 1997 and 1996, respectively, were from the domestic wireless business. In addition, BellSouth Enterprises has noncontrolling financial interests in a number of wireless businesses whose revenues are not reflected in operating revenues because of the method of accounting for such investments.

    International operations is comprised primarily of cellular and PCS businesses in nine countries in Latin America as well as China, Denmark, Germany, India and Israel. Approximately 9%, 5% and 3% of BellSouth's Total Operating Revenues for the years ended December 31, 1998, 1997 and 1996, respectively, were from international operations. In addition, BellSouth Enterprises has noncontrolling financial interests in a number of international businesses whose revenues are not reflected in Total Operating Revenues because of the method of accounting for such investments.

    BellSouth's advertising and publishing business is comprised of companies that publish, print, sell advertising in, and perform related services concerning alphabetical and classified telephone directories. Advertising and publishing revenues accounted for approximately 8%, 9% and 9%, respectively, of BellSouth's Total Operating Revenues for the years ended December 31, 1998, 1997 and 1996.

    BellSouth's other operating segment is comprised primarily of companies providing Internet access, wireless data, entertainment and various start-up operations.

                             RESULTS OF OPERATIONS

                                                                                          PERCENT CHANGE
                                                                                      ----------------------
                                                                                       1998 VS.    1997 VS.
                                                       1998       1997       1996        1997        1996
                                                     ---------  ---------  ---------  ----------  ----------
Net Income (a).....................................  $   3,527  $   3,261  $   2,863      8.2%        13.9%
Earnings Per Share (a):
  Basic............................................  $    1.79  $    1.64  $    1.44      9.1         13.9
  Diluted..........................................  $    1.78  $    1.64  $    1.44      8.5         13.9

------------------------

(a) Net Income and Earnings Per Share for 1997 include an Extraordinary Loss on Early Extinguishment of Debt of $9.

    Net Income for 1998 increased $266 (8.2%) compared to 1997. Diluted Earnings Per Share increased $.14 (8.5%) and Basic Earnings Per Share increased $.15 (9.1%) when compared to 1997. The increases were due primarily to continued strong growth in key business volumes in BellSouth's wireline communications business and improved results from BellSouth's international operations. The increases also include an after-tax gain of $110 resulting from the sale in 1998 of BellSouth New Zealand, an after-tax gain of $96 resulting from additional proceeds received during 1998 in connection with the sale of ITT World Directories and additional income of $62 which resulted from the early repayment of a loan. (See Note B to the Consolidated Financial Statements.) Net Income during 1997 was reduced by an after-tax charge of $47 related to a regulatory settlement in South Carolina. The increases were partially offset by gains on the sales of Optus Communications ($352 after tax) and ITT World Directories ($128 after tax), which occurred during 1997.

    Net Income for 1997 increased $398 (13.9%), and Diluted Earnings Per Share increased $.20 (13.9%) compared to 1996. The increases were primarily attributable to the after-tax gains on the sale in 1997 of Optus Communications ($352) and ITT World Directories ($128). (See Note B to the Consolidated Financial Statements.) In addition, the increases were due to continued strong growth in key business volumes and expense savings within the wireline communications business due to employee reductions under BellSouth Telecommunications' work force reduction plan initiated in 1995. The increases were partially offset by a $344 after-tax gain on the sale of BellSouth's paging business during the first quarter of 1996. The increases were further offset by an after-tax charge of $47 related to a regulatory settlement in South Carolina during the second quarter of 1997.

VOLUMES OF BUSINESS

WIRELINE COMMUNICATIONS VOLUMES

    Equivalent Access Lines in Service at December 31 (thousands) (a):

                                                                                         PERCENT CHANGE
                                                                                     ----------------------
                                                                                      1998 VS.    1997 VS.
                                                      1998       1997       1996        1997        1996
                                                    ---------  ---------  ---------  ----------  ----------
By Type:
  Switched Access Lines:
    Residence.....................................     16,457     15,841     15,140       3.9%        4.6%
    Business......................................      7,294      7,088      6,732       2.9         5.3
    Other.........................................        274        272        263       0.7         3.4
                                                    ---------  ---------  ---------
      Total Switched Access Lines.................     24,025     23,201     22,135       3.6         4.8
                                                    ---------  ---------  ---------
  Access Line Equivalents (b)(c):
    Basic Rate ISDN...............................        178        143         96      24.5        49.0
    Primary Rate ISDN.............................        526        288         98      82.6       193.9
    DS0...........................................        697        644        657       8.2        (2.0)
    DS1...........................................      4,343      3,400      2,299      27.7        47.9
    DS3...........................................      7,418      4,743      3,008      56.4        57.7
                                                    ---------  ---------  ---------
      Total Access Line Equivalents...............     13,162      9,218      6,158      42.8        49.7
                                                    ---------  ---------  ---------
        Total Equivalent Access Lines in
          Service.................................     37,187     32,419     28,293      14.7        14.6
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

Switched Access Lines By State
(thousands) (a):
  Florida.........................................      6,496      6,237      5,899       4.2         5.7
  Georgia.........................................      4,159      3,990      3,772       4.2         5.8
  Tennessee.......................................      2,677      2,623      2,544       2.1         3.1
  North Carolina..................................      2,444      2,337      2,213       4.6         5.6
  Louisiana.......................................      2,344      2,267      2,178       3.4         4.1
  Alabama.........................................      1,960      1,928      1,857       1.7         3.8
  South Carolina..................................      1,456      1,404      1,344       3.7         4.5
  Mississippi.....................................      1,280      1,238      1,193       3.4         3.8
  Kentucky........................................      1,209      1,177      1,135       2.7         3.7
                                                    ---------  ---------  ---------
        Total Switched Access Lines...............     24,025     23,201     22,135       3.6         4.8
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

--------------

(a) Prior period operating data are often revised at later dates to reflect updated information. The above information reflects the latest data available for the periods indicated.

(b) Access line equivalents are based on conversion factors that result from the estimated capacity of one switched access line. The conversion factors used are as follows: Basic Rate ISDN, 2.5/1; Primary Rate ISDN, 24/1; DS0, 1/1; DS1, 24/1; and DS3, 672/1. Basic Rate ISDN lines are included in BellSouth Telecommunications' switched access line count as equaling one line. The amounts shown as access line equivalents are the estimated incremental equivalent access lines resulting from these lines.

(c) Revenues associated with digital and data services are derived from the sale of specific high-bandwidth products provisioned over transmission lines with DS0 or greater capacity. While access line equivalent counts have a directional relationship with digital and data revenues, growth rates cannot be compared on an equivalent basis.

    Switched residence lines increased by 3.9% in the period ended December 31, 1998, compared to a growth rate of 4.6% in 1997. In addition to continued economic growth in the region, the growth rate reflects demand for additional lines related to home office purposes, access to on-line computer services and children's phones. The number of such additional lines increased by 375,000 (19.9%) to 2,259,000 and accounted for approximately 61% of the overall increase in switched residence access lines since December 31, 1997. The slower growth rate in 1998 primarily reflects the higher penetration rates in the residential market.

    Switched business lines increased by 2.9% in the period ended December 31, 1998, compared to a growth rate of 5.3% in 1997. The decrease in the growth rate was primarily due to the migration of business customers from traditional business line services to digital and data services and, to a lesser degree, by the increased presence of facilities-based competition.

    Access line equivalents increased by 42.8% in 1998 compared to an increase of 49.7% in 1997. The increase is attributable to continued growth in demand for digital and data lines that provide services such as bulk data transmission, video conferencing, ATMs, check/credit card authentication, multimedia and interconnection with wireless networks.

    Total equivalent access lines at December 31, 1998 include 520,000 resold lines, an increase of 299,000 over the prior year.

                                                                                      PERCENT CHANGE
                                                                                 ------------------------
                                                                                  1998 VS.     1997 VS.
                                                  1998       1997       1996        1997         1996
                                                ---------  ---------  ---------  -----------  -----------
Access Minutes of Use (millions)..............    104,373     97,106     88,861        7.5%         9.3%

    Access minutes of use represent the volume of traffic carried by long distance carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. In 1998, access minutes of use increased by 7,267 million (7.5%) compared to an increase of 9.3% in 1997. The increases in access minutes of use were primarily attributable to access line growth, promotions by the long distance carriers and intraLATA long distance competition, which has the effect of increasing access minutes of use while reducing long distance messages carried over BellSouth Telecommunications' facilities. The growth rate in access minutes of use continues to be negatively impacted by competition and the migration of long distance carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high-capacity services.

                                                                                      PERCENT CHANGE
                                                                                 ------------------------
                                                                                  1998 VS.     1997 VS.
                                                  1998       1997       1996        1997         1996
                                                ---------  ---------  ---------  -----------  -----------
Long Distance Messages (millions).............        784        894      1,023      (12.3%)      (12.6%)

    Long distance messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service within LATAs. Long distance messages decreased by 110 million (12.3%) in 1998 compared to a decrease of 12.6% in 1997. The decrease in 1998 was primarily attributable to continued competition from long distance carriers in the intraLATA long distance market as well as the increased penetration of local area calling plans (LACPs) in existing calling plan areas. Effects of competition and the increasing penetration in existing LACPs result in the transfer of calls from long distance to the access and local service categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates. Competition in the intraLATA long distance market will continue to adversely impact long distance message volumes.

DOMESTIC WIRELESS VOLUMES

    Cellular and PCS customers served at December 31 (equity basis) (thousands):

                                                                                              PERCENT CHANGE
                                                                                         ------------------------
                                                                                          1998 VS.     1997 VS.
                                                          1998       1997       1996        1997         1996
                                                        ---------  ---------  ---------  -----------  -----------
Customers.............................................      4,796      4,193      3,643       14.4%        15.1%

    Domestic wireless customers (equity basis) increased by 603,000 (14.4%) during 1998 compared to 550,000 (15.1%) during 1997. The decrease in the growth rate is primarily due to a reorganization of BellSouth's ownership interests in its Los Angeles and Houston/Galveston cellular investments. If all periods were adjusted for the effects of the ownership changes, domestic wireless customers would have increased 18.6% and 15.4%, respectively, for 1998 and 1997. Average revenue per wireless customer decreased from 1997 to 1998. The decrease was due primarily to the continuing shifts to lower-priced usage plans by existing customers in response to competition and increased penetration into lower-usage market segments. BellSouth expects these trends to continue.

INTERNATIONAL OPERATIONS VOLUMES

    International wireless customers served at December 31 (equity basis) (thousands):

                                                                                              PERCENT CHANGE
                                                                                         ------------------------
                                                                                          1998 VS.     1997 VS.
                                                          1998       1997       1996        1997         1996
                                                        ---------  ---------  ---------  -----------  -----------
Customers (a)(b)......................................      3,439      1,882      1,244       82.7%        51.3%

------------------------------

(a) International cellular customers at December 31, 1998 includes 247,000 net customer additions resulting from BellSouth's purchase of additional ownership interests in several Latin American markets and excludes the customers of BellSouth New Zealand, which was sold in 1998. International cellular customers at December 31, 1997 excludes the customers of Optus Communications, which was sold in 1997.

(b) Excluding the customers resulting from the 1998 purchases (see note a), and excluding the customers of Optus Communications and BellSouth New Zealand from all periods, the number of international cellular customers (equity basis) increased by 75% and 108.9%, respectively, for the years ended December 31, 1998 and 1997.

    International cellular customers (equity basis) increased by 1,557,000 (82.7%) since December 31, 1997 to 3,439,000. Such growth reflects increased demand for wireless services in the international markets which BellSouth serves as well as the effect of BellSouth's purchase of additional ownership interests in several of its Latin American markets. This growth also included an increase of 350,000 equity-basis customers resulting from the start-up of operations in Brazil in mid-1998. These increases were offset by the sale of BellSouth's 65% ownership interest in its operations in New Zealand during the fourth quarter of 1998. Excluding the effects of the purchases of additional ownership interest from the 1998 period as well as the customers of BellSouth New Zealand from the 1997 period, equity-basis customers increased 75% from 1997 to 1998. Growth in equity-basis customers and total minutes of use for international cellular properties remained strong, primarily due to demand stimulated by successful marketing programs such as prepaid cellular service and enhanced services and due to underdeveloped land-line service. Average minutes of use per international customer, however, declined due to increased penetration of lower-usage market segments.

    International cellular customers increased by 638,000 (51.3%) from December 31, 1996 to 1,882,000 at December 31, 1997. Such growth reflects increased demand for wireless services in the international markets which BellSouth serves and the impact of the acquisitions of cellular properties in Nicaragua, Ecuador and Peru, partially offset by the sale of Optus Communications. Growth in total minutes of use for international cellular properties remained strong, primarily due to demand stimulated by market-driven pricing programs, enhanced services and underdeveloped land-line service. However, average minutes of use per international customer declined due to the addition of customers in lower-usage market segments.

OPERATING REVENUES

    Total Operating Revenues increased $2,562 (12.5%) in 1998 compared to an increase of $1,521 (8.0%) during 1997. The increases resulted primarily from increases in revenues from BellSouth's wireline communications segment coupled with significant increases in revenues from BellSouth's international operations. The increase in revenues includes revenues from certain businesses in BellSouth's international operations and other services that had previously been accounted for under the equity method and were consolidated for the first time in either fourth quarter of 1997 or first quarter of 1998. If these operations had been consolidated in all periods presented, and excluding the effect of the South Carolina settlement in 1997, Total Operating Revenues would have increased approximately $2,020 (9.6%) during 1998 and $1,754 (9.1%) during 1997.

    The components of Total Operating Revenues were as follows:

                                                                                      PERCENT CHANGE
                                                                                  ----------------------
                                                                                   1998 VS.    1997 VS.
                                                   1998       1997       1996        1997        1996
                                                 ---------  ---------  ---------  ----------  ----------
Wireline communications:
  Local service................................  $   9,399  $   8,499  $   8,082       10.6%        5.2%
  Network access...............................      4,632      4,483      4,365        3.3         2.7
  Long distance................................        713        734        794       (2.9)       (7.6)
  Other wireline...............................      1,657      1,462      1,383       13.3         5.7
Domestic wireless..............................      2,723      2,581      2,204        5.5        17.1
International operations.......................      1,995        948        547      110.4        73.3
Advertising and publishing.....................      1,891      1,837      1,651        2.9        11.3
Other services.................................        113         17         14        N/A        21.4
                                                 ---------  ---------  ---------
  Total Operating Revenues.....................  $  23,123  $  20,561  $  19,040       12.5         8.0
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------

    LOCAL SERVICE revenues reflect amounts billed to customers for local exchange services, which include connection to the network, optional services such as custom calling features and certain digital and data services. Local service revenues for 1998 increased $900 (10.6%) compared to an increase of $417 (5.2%) in 1997.

    The increase for 1998 was due primarily to a 3.6% increase in switched access lines since December 31, 1997, an increase of $246 due to higher customer demand for optional services such as custom calling features, and an increase in revenues from the provision of digital and data services. Also contributing were net rate impacts of $161. These impacts were due primarily to revenue sharing accruals recorded during 1997 as well as a nonrecurring revenue reduction of $64 in 1997 related to the local service portion of the regulatory settlement in South Carolina.

    The increase in 1997 was due primarily to a 4.8% growth in switched access lines since December 31, 1996. Also contributing was an increase of $241 due to higher customer demand for optional services. Such increases were partially offset by rate impacts which reduced revenues by $252 primarily due to revenue sharing accruals recorded in 1997 and a nonrecurring revenue reduction of $64 related to the local service portion of the regulatory settlement in South Carolina.

    NETWORK ACCESS revenues result from the provision of network access services to long distance carriers to provide telecommunications services between LATAs, both interstate and intrastate, and from end-user charges collected from residential and business customers. Network access revenues also include special access charges for the provision of certain digital and data services. Network access revenues increased $149 (3.3%) in 1998 compared to an increase of $118 (2.7%) in 1997.

    The increase in 1998 was attributable primarily to an increase of $148 due to higher demand for special access services and increases in end-user charges attributable to increases in switched access lines. Special access revenues are comprised primarily of revenues from the provision of digital and data services. Such increases were partially offset by rate reductions which decreased revenues by $122 since December 31, 1997.

    The increase in 1997 was attributable primarily to growth in access minutes of use of 9.3%, an increase of $97 due to higher demand for special access services and an increase in end-user charges attributable to growth in the number of switched access lines. Such increases were partially offset by rate reductions which decreased revenues by $243.

    LONG DISTANCE revenues are received from the provision of long distance services within LATAs. These services include intraLATA service beyond the local calling area; Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand; and special services, such as transport of voice, data and video. Long distance revenues decreased $21 (2.9%) in 1998 compared to a decrease of $60 (7.6%) in 1997.

    The decrease for 1998 was primarily attributable to continuing competition from long distance carriers in the intraLATA long distance market as well as the increased penetration of LACPs in existing calling plan areas. The decreases were partially offset by increases in charges to long distance carriers for messages originating on BellSouth's public payphones as well as increased revenues from the provision of digital and data services.

    The decrease for 1997 was primarily attributable to continuing competition from long distance carriers in the intraLATA long distance market as well as the continuing expansion of LACPs, the effect of which reduced long distance messages by 12.6%. The decrease was partially offset by $62 related to revenues from long distance carriers beginning in the second quarter of 1997 for long distance messages originating on BellSouth Telecommunications' public payphones.

    The overall decline in intraLATA long distance revenues is expected to continue over the long term.

    OTHER WIRELINE revenues are principally comprised of revenues from customer premises equipment sales, maintenance services and other services (primarily inside wire, billing and collection and voice messaging services) offered by BellSouth Telecommunications. Other wireline revenues also include billings for interconnections by unaffiliated wireless carriers with BellSouth Telecommunications' network. Other wireline revenues increased $195 (13.3%) in 1998 compared to an increase of $79 (5.7%) in 1997.

    The increase for 1998 primarily reflects increased demand and prices for nonregulated services totaling $162.

    The increase for 1997 reflects increased demand and prices for nonregulated services and higher billing-related fees at BellSouth Telecommunications totaling $138. The increase was partially offset by the effect in 1996 of positive rate impacts and the sale of a subsidiary which performed computer maintenance.

    DOMESTIC WIRELESS revenues include revenues from the domestic cellular and PCS businesses. BellSouth's interests in the net income or loss of the unconsolidated domestic wireless businesses within BellSouth Enterprises, which are accounted for under the equity method of accounting, are recorded in Other Income, net.

    Domestic wireless revenues increased $142 (5.5%) in 1998 compared to an increase of $377 (17.1%) in 1997. The increases for both years were primarily due to continued growth in the domestic customer base. The decline in the growth rate for 1998 is primarily attributable to decreases in per-customer revenue which resulted from the increased use of lower-priced usage plans by existing higher-usage customers in response to competition and increased penetration into lower-usage market segments.

    INTERNATIONAL OPERATIONS revenues result primarily from wireless businesses in Latin America. BellSouth's interests in the net income or loss of the unconsolidated international businesses within BellSouth Enterprises, which are accounted for under the equity method of accounting, are recorded in Other Income, net.

    International operations revenues increased $1,047 (110.4%) in 1998 compared to an increase of $401 (73.3%) in 1997. Such increases include the revenues of certain operations which had previously been accounted for under the equity method and were consolidated for the first time in either first quarter 1998 or fourth quarter 1997. If these operations had been consolidated in all periods presented, international operations revenues would have increased approximately $608 (43.8%) and $553 (66.3%), respectively, in 1998 and 1997. Such increases were primarily due to continued growth in the customer bases of BellSouth's established Latin American markets in 1998 and 1997 as well as the acquisition in 1997 of wireless operations in Peru and Ecuador.

    ADVERTISING AND PUBLISHING revenues include revenues derived from publishing, printing, selling advertising in, and performing related services concerning, alphabetical and classified telephone directories. Advertising and publishing revenues increased $54 (2.9%) in 1998 compared to a $186 (11.3%) increase in 1997.

    The increase for 1998 primarily reflects volume growth and price increases, partially offset by the effects of one-time adjustments in 1997. The revenue growth rate associated with increases in volume and pricing for 1998 was 4.1%.

    The increase for 1997 primarily reflects volume growth, price increases and the reclassification to Operating Expenses of commissions associated with national accounts which had previously reduced revenues. The revenue growth rate associated with increases in volume and pricing for 1997 was 6.7%.

OPERATING EXPENSES

    Total Operating Expenses increased $2,034 (13.4%) in 1998 compared to an increase of $924 (6.5%) in 1997. Such increases include expenses from certain businesses in BellSouth's international operations and other segments that had previously been accounted for under the equity method. These operations were consolidated for the first time in either first quarter 1998 or fourth quarter 1997. If these operations had been consolidated in all periods presented, Total Operating Expenses would have increased $1,501 (9.5%) and $1,094 (7.5%) during 1998 and 1997, respectively. The 1998 increase was primarily attributable to growth within BellSouth's wireline communications and international operations. The 1997 increase was primarily attributable to growth within BellSouth's domestic wireless and international operations. The components of Total Operating Expenses were as follows:

                                                                                   PERCENT CHANGE
                                                                              ------------------------
                                                                                1998 VS     1997 VS.
                                               1998       1997       1996        1997         1996
                                             ---------  ---------  ---------  -----------  -----------
Depreciation and amortization..............  $   4,357  $   3,964  $   3,719       9.9%         6.6%
                                             ---------  ---------  ---------
Other operating expenses:
  Cost of services and products............      7,080      6,254      6,072      13.2          3.0
  Selling, general and administrative......      5,782      4,967      4,470      16.4         11.1
                                             ---------  ---------  ---------
                                                12,862     11,221     10,542      14.6          6.4
                                             ---------  ---------  ---------
    Total Operating Expenses...............  $  17,219  $  15,185  $  14,261      13.4          6.5
                                             ---------  ---------  ---------
                                             ---------  ---------  ---------

    DEPRECIATION AND AMORTIZATION increased $393 (9.9%) in 1998 compared to a $245 (6.6%) increase in 1997. Adjusted for the effects of expenses related to operations which were previously accounted for under the equity method, the growth rates for Depreciation and amortization for 1998 and 1997 would have been $270 (6.6%) and $247 (6.4%), respectively.

    The 1998 increase was primarily due to higher levels of property, plant and equipment in the international operations and domestic wireless segments resulting from the continued growth in the related customer bases and continued modernization of the networks utilized. The increase also includes additional amortization expense related to goodwill resulting from BellSouth's purchase of additional ownership interests in several of its Latin American operations as well as amortization of new wireless licenses.

    The 1997 increase was due primarily to higher levels of property, plant and equipment since December 31, 1996 resulting from continued growth in the customer base for the international operations and domestic wireless businesses and continued modernization of the networks.

    OTHER OPERATING EXPENSES are comprised of Cost of services and products and Selling, general and administrative. Cost of services and products includes employee and employee-related expenses associated with network repair and maintenance, material and supplies expense, cost of tangible goods sold and other expenses associated with providing services. Selling, general and administrative include expenses related to sales activities such as salaries, commissions, benefits, travel, marketing and advertising expenses and administrative expenses.

    Other operating expenses increased $1,641 (14.6%) in 1998 compared to an increase of $679 (6.4%) in 1997. Adjusted for the effects of expenses related to operations that were previously accounted for under the equity method, the growth rate for Other operating expenses for 1998 and 1997 would have been $1,231 (10.6%) and $847 (7.9%), respectively.

    The 1998 increase was primarily due to increased expenses in the wireline communications business of $561. These increases were primarily attributable to increased labor costs of $263 in the telephone operations associated with higher customer service staffing levels, increased expenses of $164 at unregulated subsidiaries associated with higher business volumes, and payments to the fund (Universal Service Fund) provided for by the Telecommunications Act of 1996 (the 1996 Act).

    Also contributing to the 1998 increase was growth in expenses within BellSouth's international operations and domestic wireless businesses of $375 and $112. Such increases reflect additional marketing, customer acquisition, and operational costs which are associated with higher levels of sales and expanded operations. The increase in other operating expenses also reflects expenses related to start-up operations.

    The 1997 increase was due primarily to increased expenses of $436 and $234 related to the international and domestic wireless customer bases, respectively, reflecting additional marketing and operating costs associated with higher sales and expanded operations. The increase in Other operating expenses also reflects increased expenses of $167 in the advertising and publishing operations.

    At the wireline communications business, Other operating expenses in 1997 increased $12 due principally to costs associated with 1996 Act compliance of $230, as well as increased costs due to higher business volumes, new service offerings and intensified marketing and advertising efforts. The increases were partially offset by an estimated reduction of $232 in employee-related costs in the core wireline communications business, including expenses for employee benefits. The decrease in employee-related costs reflected net employee reductions in BellSouth Telecommunications' telephone operations of approximately 4,800 since December 31, 1996, partially offset by annual compensation increases. The employee reductions were primarily attributable to a work force reduction plan which was initiated in 1995 and substantially completed in 1997. The increase in Other operating expenses at BellSouth Telecommunications was further offset by the 1996 sale of a subsidiary which performed computer maintenance.

OTHER INCOME STATEMENT ITEMS

                                                                                           PERCENT CHANGE
                                                                                      ------------------------
                                                                                       1998 VS.     1997 VS.
                                                       1998       1997       1996        1997         1996
                                                     ---------  ---------  ---------  -----------  -----------
Interest Expense...................................  $     837  $     761  $     721        10.0%         5.5%
Gain on Sale of Operations.........................        335        787        442          --           --
Other Income, net..................................        349         19        108          --           --
Provision for Income Taxes.........................      2,224      2,151      1,745         3.4         23.3

    INTEREST EXPENSE includes interest on debt, certain other accrued liabilities and capital leases, partially offset by interest capitalized as a cost of installing equipment and constructing plant. Interest Expense increased $76 (10.0%) in 1998 compared to an increase of $40 (5.5%) in 1997.

    The increase for 1998 was due primarily to higher average debt balances, partially offset by an increase in interest capitalized for investments being developed. The increase in average debt balances and related interest expense primarily reflects the consolidation of several international operations which had previously been accounted for under the equity method.

    The increase for 1997 was primarily attributable to higher average debt balances and interest rates on short-term borrowings.

    GAIN ON SALE OF OPERATIONS for 1998 represents the pretax gains on the sale of BellSouth New Zealand and additional proceeds received from the sale of ITT World Directories of $180 and $155, respectively.

    Gain on Sale of Operations for 1997 represents the pretax gains on the sales of BellSouth's investments in Optus Communications and ITT World Directories, which totaled $578 and $209, respectively.

    OTHER INCOME, NET includes earnings and losses from unconsolidated affiliates; income and losses from the sale of investments; interest and dividend income; minority interests; and other nonoperating items. Other Income, net increased $330 in 1998 compared to a decrease of $89 in 1997.

    The increase from 1997 to 1998 was primarily attributable to improved equity in earnings of unconsolidated affiliates, increased interest income, and additional income from the settlement of a loan. (See Note B to the Consolidated Financial Statements.) This increase was partially offset by a decrease in other nonoperating items.

    Equity in earnings (losses) was $92 in 1998 compared to $(242) in 1997. The improvement in overall equity in earnings primarily reflects (1) the first-time consolidation in 1998 of the wireless data communications business; (2) more favorable results at other unconsolidated international operations; and (3) following its sale in July 1997, the cessation of recording losses incurred by Optus Communications. The improvement was partially offset by expenses associated with the start-up operations in Brazil in 1998.

    The decrease in Other Income, net in 1997 was primarily attributable to increased equity in losses of unconsolidated affiliates, net, partially offset by income from the sale of Bellcore, an increase in interest income and other nonoperating items.

    Equity in losses of unconsolidated affiliates was $(242) in 1997 compared to $(76) in 1996. The higher overall equity in losses of unconsolidated affiliates reflects losses incurred by recently acquired and start-up international businesses, principally in Latin America, as well as increased losses in the wireless data communications business and lower earnings from unconsolidated domestic wireless operations. The increased losses were partially offset by more favorable results at other unconsolidated international operations, principally in Israel, Germany and Panama.

    PROVISION FOR INCOME TAXES increased $73 (3.4%) in 1998 compared to an increase of $406 (23.3%) in 1997. BellSouth's effective tax rates were 38.7%, 39.7% and 37.9% in 1998, 1997 and 1996, respectively.

    The lower effective tax rate in 1998 resulted primarily from improved results in foreign equity-method subsidiaries which are recorded net of tax benefits or expense. The effective rate was further reduced by a change in the mix of income among taxing jurisdictions. The decreases were partially offset by a reduction in the benefit from investment tax credits.

    The higher effective tax rate for 1997 compared to 1996 was due primarily to a higher tax than book basis for a paging business which was sold in 1996. The difference in the basis resulted in a lower gain on sale for computing tax expense.

    A reconciliation of the statutory federal income tax rates to these effective tax rates is provided in Note J to the Consolidated Financial Statements.

RESULTS OF SEGMENT OPERATIONS

    BellSouth's reportable segments reflect strategic business units that offer products and services and/or serve different customers. They are managed differently because each business requires different technologies and/or marketing strategies. BellSouth evaluates performance based on the Net Income, exclusive of certain intercompany and certain nonoperating transactions, of each strategic business unit.

                                                                                                     PERCENT CHANGE
                                                                                                ------------------------
                                                                                                 1998 VS.     1997 VS.
                                                                 1998       1997       1996        1997         1996
                                                               ---------  ---------  ---------  -----------  -----------
Segment Income:
  Wireline Communications....................................  $   2,751  $   2,314  $   2,005        18.9%        15.4%
  Domestic Wireless..........................................        283        333        303       (15.0)         9.9
  International Operations...................................        (62)      (187)      (190)       66.8          1.6
  Advertising & Publishing...................................        530        543        526        (2.4)         3.2
  Other......................................................       (210)      (182)      (116)      (15.4)       (56.9)

    WIRELINE COMMUNICATIONS. Segment income for 1998 increased $437 (18.9%) compared to $309 (15.4%) for 1997. The increase in both years was primarily attributable to significant increases in revenues driven by increasing demand for digital and data services, optional and unregulated services, and services provided by unregulated subsidiaries. The increase in 1998 revenues was partially offset by increases in other operating expenses of $561 due primarily to increased staffing levels within customer service functions and increased costs at unregulated subsidiaries. 1997 expenses were relatively flat with increases in costs associated with 1996 Act compliance being offset by reduced employee costs. In addition, segment income for 1997 was reduced by an after-tax charge of $47 relating to a regulatory settlement in South Carolina.

    DOMESTIC WIRELESS. Segment income for 1998 decreased $50 (15.0%) compared to an increase of $30 (9.9%) for 1997. Strong customer growth drove increases in revenues for both years, although revenue per customer decreased as a result of increased competition, increased penetration into lower-usage market segments and the increased use of package pricing plans for existing higher-usage customers. Total expenses increased during both years due to marketing costs driven by competitive initiatives, customer acquisition costs and depreciation associated with continuing build-out and upgrade of the network. 1998 expenses as compared to 1997 increased due primarily to new marketing initiatives, customer acquisition costs associated with higher customer additions and expenses related to the build-out of the PCS network. 1997 expenses as compared to 1996 increased primarily due to costs associated with the start-up of PCS operations.

    INTERNATIONAL OPERATIONS. Losses for the segment were $(62) in 1998 compared to $(187) in 1997 and $(190) in 1996. The overall improvement from 1997 to 1998 primarily reflects (1) improved operating results in BellSouth's operations in Germany, Venezuela, Argentina and Denmark and (2) following its sale in July 1997, the cessation of recording losses of Optus Communications. The improvement was offset by losses associated with the start-up of BellSouth's Brazilian operations as well as lower results at BellSouth's Chilean operations. Results in 1997 were flat compared to 1996 and included improved results from BellSouth's operations in Israel and New Zealand offset by losses associated with the start-up of several operations in Latin America. Strong customer growth during both years was partially offset by the effect of lower average monthly revenue per customer.

    ADVERTISING AND PUBLISHING. Segment income remained relatively flat at $530, $543 and $526 for 1998, 1997 and 1996, respectively. External revenues increased in both 1998 and 1997 primarily due to increases related to volume and pricing. Operating expenses increased due primarily to volume increases.

    OTHER. Losses within the segment were $(210) in 1998 as compared to $(182) in 1997 and $(116) in 1996. The increased loss for 1998 was primarily attributable to losses associated with the wireless cable start-up operations, offset by improved results in the wireless data business. The increased loss for 1997 compared to 1996 was primarily attributable to continuing losses within the wireless data business as well as expenses related to preparations for entry into the interLATA long distance business.

                              FINANCIAL CONDITION

    BellSouth uses the net cash generated from its operations and external financing to invest in and operate its existing and new businesses and to pay dividends. While current liabilities exceeded current assets at both December 31, 1998 and 1997, BellSouth's sources of funds --primarily from operations and, to the extent necessary, from readily available external financing arrangements-- are sufficient to meet all current obligations on a timely basis. BellSouth believes that such sources of funds will be sufficient to meet the needs of its business for the foreseeable future.

                                                                                           PERCENT CHANGE
                                                                                      ------------------------
                                                                                       1998 VS.     1997 VS.
                                                       1998       1997       1996        1997         1996
                                                     ---------  ---------  ---------  -----------  -----------
Net Cash Provided by Operating Activities..........  $   7,741  $   7,039  $   5,863       10.0%        20.1%

    OPERATING ACTIVITIES. Net cash provided by operating activities increased $702 (10.0%) in 1998 compared to an increase of $1,176 (20.1%) in 1997. The 1998 increase is primarily attributable to a $921 increase in operating income before depreciation and amortization.

    The increase in 1997 was primarily due to a decrease of $1,288 in cash expenditures for accounts payable and other current liabilities. The increase was also due to an $842 increase in operating income before depreciation and amortization. The increases were partially offset by a decrease of $494 in other liabilities and deferred credits.

                                                                                        PERCENT CHANGE
                                                                                   ------------------------
                                                                                    1998 VS.     1997 VS.
                                                    1998       1997       1996        1997         1996
                                                  ---------  ---------  ---------  -----------  -----------
Net Cash Used for Investing Activities..........  $  (5,627) $  (4,949) $  (4,199)      13.7%        17.9%

    INVESTING ACTIVITIES. BellSouth's primary use of funds continues to be for capital expenditures to support expansion and development of networks for its wireline communications, domestic wireless and international operations segments. Capital expenditures were $5,212 in 1998 and $4,858 and $4,455 in 1997 and 1996, respectively. BellSouth expects capital expenditures in 1999 to aggregate approximately $5,000.

    Net cash used for investing activities increased $678 (13.7%) during 1998 compared to 1997. The increase was primarily due to the purchase of additional ownership interests in BellSouth's wireless operations in Venezuela, Ecuador and Brazil during 1998 as well as capital expenditures. The increase was partially offset by cash proceeds from the repayment of a loan in 1998. (See Note B to the Consolidated Financial Statements.)

    Net cash used for investing activities increased $750 (17.9%) in 1997 compared to 1996. The increase in 1997 was primarily due to investments in unconsolidated international affiliates, specifically in Latin America.

    Cash used in investing activities for 1998 and 1997 was partially offset by proceeds from sales of various BellSouth interests. Proceeds of $410 in 1998 consisted of the sale of BellSouth's interest in BellSouth New Zealand ($255) as well as additional proceeds associated with the sale of ITT World Directories ($155). Proceeds of $1,000 in 1997 consisted of the sale of BellSouth's interests in Optus Communications ($735) and ITT World Directories ($265).

                                                                          1998       1997       1996
                                                                        ---------  ---------  ---------
Net Cash Used for Financing Activities................................  $  (1,681) $    (698) $  (2,197)

    FINANCING ACTIVITIES. During 1998 and 1997, cash used for financing activities totaled $1,681 and $698, respectively.

    Dividends paid in 1998 were $1,420 as compared to $1,428 and $1,430 in 1997 and 1996, respectively. In December 1998, BellSouth announced a quarterly dividend payment of $.19 per share, an annual rate of $.76 per share. Cash dividends declared in each of the first, second and third quarters of 1998 were $.18 per share. In 1997 and 1996, cash dividends were $.18 per share each quarter, or $.72 for the year.

    BellSouth increased its long-term debt and short-term borrowings by approximately $1,115 in 1998. Approximately $361 of this increase relates to the first time consolidation of certain businesses in BellSouth's international operations and other segments. This compares to an increase of $814 in 1997 over 1996 balances.

    BellSouth has committed credit lines aggregating $2,536 with various banks. Borrowings under the committed credit lines totaled $634 and $241, respectively, at December 31, 1998 and 1997. BellSouth also maintains uncommitted lines of credit aggregating $169. At December 31, 1998, borrowings under the uncommitted lines of credit totaled $45. There were no borrowings under the uncommitted lines as of December 31, 1997. As of February 3, 1999, shelf registration statements were on file with the Securities and Exchange Commission under which $927 of debt securities could be publicly offered.

    Treasury share purchases totaled $1,261 during 1998. In November 1998, BellSouth announced its intent to repurchase up to $3,000 of its Common Stock during 1999. BellSouth expects to finance the 1999 repurchase primarily through cash generated from operations.

    BellSouth's debt to total capitalization ratio was 43.0% at December 31, 1998, compared to 42.1% at December 31, 1997 and 43.5% at December 31, 1996.

MARKET RISK

    BellSouth is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign currency exchange rate fluctuations. To manage this exposure, BellSouth employs risk management strategies including the use of derivatives such as interest rate swap agreements, foreign currency forwards and currency swap agreements. BellSouth does not hold derivatives for trading purposes.

    INTEREST RATE RISK. BellSouth's objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower its overall borrowing costs within reasonable risk parameters. Interest rate swaps are used to convert a portion of BellSouth's debt portfolio from a variable rate to a fixed rate or from a fixed rate to a variable rate.

    FOREIGN EXCHANGE RISK. BellSouth's objective in managing foreign exchange risk is to protect against earnings and cash flow volatility resulting from changes in foreign exchange rates. Short-term foreign currency transactions and commitments expose BellSouth to changes in foreign exchange rates. BellSouth occasionally enters into forward contracts and similar instruments to mitigate the potential impacts of such risks.

    BellSouth's equity investments in Brazil hold approximately $2,300 in U.S. Dollar-denominated liabilities and recognize foreign currency gains or losses when converting those liabilities into local currency. BellSouth's equity income related to these investments is subject to fluctuations in the U.S. Dollar/Brazilian Real exchange rate. (See "MD&A--Operating
Environment--International Operations.")

    BellSouth is subject to risk from changes in foreign exchange rates for its international operations which use a foreign currency as their functional currency and are translated to U.S. Dollars. Such changes result in cumulative translation adjustments which are included in Shareholders' Equity. At December 31, 1998, BellSouth had translation exposure to various foreign currencies with the most significant being the Brazilian Real and the German Mark. Operations in countries with hyperinflationary economies consider the U.S. Dollar the functional currency and reflect translation gains and losses in the determination of net income.

    RISK SENSITIVITY. BellSouth's use of derivative financial instruments is designed to mitigate foreign currency and interest rate risks, although to some extent they expose BellSouth to credit risks. The credit risks associated with these instruments are controlled through the evaluation and continual monitoring of the creditworthiness of the counterparties. In the event that a counterparty fails to meet the terms of a contract or agreement, BellSouth's exposure is limited to the then current value of the currency rate or interest rate differential, not the full notional or contract amount. Such contracts and agreements have been executed with creditworthy financial institutions, and as such, BellSouth considers the risk of nonperformance to be remote.

    The following table provides information, by maturity date, about BellSouth's interest rate sensitive financial instruments, which consist of fixed and variable rate debt obligations. Fair values for the majority of BellSouth's long-term debt obligations are based on quotes from dealers.

                                                                                                        TOTAL
                                                                                                      RECORDED
                                   1999       2000       2001       2002       2003     THEREAFTER     AMOUNT     FAIR VALUE
                                 ---------  ---------  ---------  ---------  ---------  -----------  -----------  -----------
Debt:
  Fixed Rate Debt..............  $   3,425  $     476  $     184  $     318  $     644   $   6,778    $  11,825    $  12,118
  Average Interest Rate........       6.07%      6.61%      6.98%      7.66%      6.52%       6.65%

  Variable Rate Debt...........  $      29  $      38  $     235  $      19  $       2   $      51    $     374    $     398
  Average Interest Rate........       6.16%      6.08%      7.01%      6.08%      7.75%       6.55%

                OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

REGULATION

    BellSouth's future operations and financial results will be substantially influenced by developments in a number of federal and state regulatory proceedings. Adverse results in these proceedings could materially affect BellSouth's revenues and expenses and its ability to compete effectively against other telecommunications carriers.

    Federal policies being implemented by the Federal Communications Commission
(FCC) strongly favor access reform, whereby the historical subsidy for local service that is contained in network access charges paid by long distance carriers is eliminated. Unless compensatory changes are adopted, such as Universal Service Fund contribution mandates, BellSouth's revenues from this source, which constituted 20% of its revenues during 1998, are at risk. In addition, other aspects of access charge regulation and Universal Service Fund contribution requirements that are applicable to local service carriers such as BellSouth are also under consideration and could result in greater expense levels or reduced revenues.

    As a result of litigation challenging a number of the FCC's rulings under the 1996 Act, the U.S. Supreme Court has ruled that the FCC has considerable authority to establish many pricing, interconnection and other policies that have been considered within the exclusive jurisdiction of the state public service commissions. BellSouth expects the FCC to accelerate the growth of local service competition by aggressively utilizing such power to require interconnection with competing carriers and the sale of network elements to competitors who wish to provide communications services to customers in BellSouth's region.

    BellSouth has petitioned the FCC for permission under the 1996 Act to offer full long distance services. The FCC has denied all of BellSouth's petitions. BellSouth expects that the FCC will require further changes in BellSouth's network interconnection elements and operating systems before it will approve such petitions. Such changes will result in significant additional expenses and promote local service competition.

    BellSouth's intrastate prices are regulated under price regulation plans provided by statute or approved by state public service commissions. Appeals of approvals of plans in South Carolina and Tennessee are pending. Some plans are subject to periodic review and require renewal, with several plans scheduled for renewal during 1999. These commissions generally required price reductions and other concessions from BellSouth as a condition to approving these plans, and there is no assurance that the commissions will not require further modifications when they consider their renewal.

    BellSouth Telecommunications is involved in numerous legal proceedings associated with state and federal regulatory matters, the disposition of which could materially impact its operating results and prospects. See Note N to the Consolidated Financial Statements.

COMPETITION

    There are many competitive forces that impact BellSouth's businesses. The 1996 Act removed the regulatory barriers to local service competition and required BellSouth to open its network to other carriers. The auction of PCS licenses has created as many as six new wireless competitors in BellSouth's markets, and the deregulation of international communications markets has introduced new global competitors to nearly all of BellSouth's international businesses.

    BellSouth expects local service competition to steadily increase, particularly with respect to its business customers. While competition for local service revenues could adversely affect BellSouth's results of operations, opening of local markets can lead to qualification to offer in-region interLATA long distance wireline services.

    The presence of multiple aggressive competitors in BellSouth's domestic and international wireless markets makes it more difficult to attract new customers and retain existing ones. Furthermore, while BellSouth does not compete primarily on the basis of price, low prices offered by competitors attempting to obtain market share have pressured BellSouth to reduce prices and develop pricing plans attractive to lower usage customers. These trends are expected to continue and could adversely affect BellSouth's results of operations in the future.

    BellSouth plans to compete through aggressive marketing, competitive pricing and technical innovation. It will offer consumers a full range of services--local, long distance, Internet access, wireless and more--while remaining committed to its high level of customer service and value.

TECHNOLOGY

    BellSouth is continually upgrading its networks with digital and optical technologies, making it capable of delivering a full complement of voice and data services. This modernization of the network is critical to BellSouth's success in providing the data connectivity demanded by its customers and to compete with fiber networks being constructed or currently utilized by start-ups and cable companies. This effort will require investment of significant amounts of capital in the future.

    BellSouth believes that its dual-mode network with its extended coverage currently provides a significant competitive advantage over PCS providers. Digital wireless technology, however, is rapidly evolving and the development of a common roaming platform for digital wireless technologies could reduce this advantage. This would result in more intense competition and could have an adverse effect on BellSouth's results of operations.

INTERNATIONAL OPERATIONS

    BellSouth owns significant interests in a number of foreign operations, primarily in Latin America, which are subject to greater political, monetary, economic and regulatory risks than its domestic businesses. In particular, BellSouth holds equity interests in two wireless communications consortia in Brazil, which are accounted for under the equity method of accounting. At December 31, 1998, the Brazilian operations had incurred approximately $2,300 in U.S. Dollar-denominated liabilities. During January 1999 the Brazilian government allowed its currency to trade freely against other currencies resulting in an immediate devaluation of the Brazilian Real. For January 1999, the latest internal financial reporting period, BellSouth will recognize a foreign exchange rate loss resulting from the devaluation of approximately $364 through recording its share of equity in earnings of its Brazilian equity investments. The aforementioned exchange loss is subject to further upward or downward adjustment based on fluctuations in the U.S. Dollar/Brazilian Real exchange rate.

    The impact of the devaluation on an operation depends on the devaluation's effect on the local economy and the ability of an operation to raise prices and/or reduce expenses. Additionally, the economies of other countries in Latin America could be adversely impacted by Brazil's economic and monetary problems. The likelihood and extent of further devaluation and deteriorating economic conditions in Brazil and other Latin American countries and the resulting impacts on BellSouth's results of operations, financial position and cash flows is not known.

YEAR 2000 READINESS DISCLOSURE

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

    BellSouth's Year 2000 program has been divided into six phases: planning; inventory; impact analysis; conversion; testing; and implementation. BellSouth monitors its progress within these six phases based on the number of inventoried items that have been addressed. Management's target date for completion of all phases for most of its mission critical applications is June 30, 1999. Mission critical applications include those that (1) directly affect delivery of primary services to BellSouth's customers; (2) directly affect BellSouth revenue recognition and collection; (3) would create noncompliance with any statutes or laws; and (4) would require significant costs to address in the event of noncompliance.

    BellSouth has identified three main areas of focus for its Year 2000 program. Each focus area includes the hardware, software, embedded chips, third party vendors and suppliers as well as third party networks that are associated with the identified systems.

    The first focus area, network components, consists of the switches, transmission systems and associated software that comprise the core of BellSouth's telephony systems including land-line and wireless domestic and international services. Outside suppliers provide all hardware and most software that comprise BellSouth's networks; these components are being remediated by those third party suppliers. Testing of these components for Year 2000 compliance is being performed by the vendors, BellSouth, and industry groups such as the Telco Year 2000 Forum. As of December 31, 1998, the planning, inventory and impact analysis phases for BellSouth Telecommunications were 100% complete with the remaining phases each approximately 65% complete. The planning, inventory and impact analysis phases for BellSouth's other domestic operations were each almost 100% complete with the remaining phases each more than 25% complete. The planning, inventory and impact analysis phases for BellSouth's international operations were each approximately 70% complete with the remaining phases each approximately 50% complete.

    The second focus area, information technology systems, consists of those systems that primarily support "customer care" operations such as order taking and billing. The software for these systems was developed by both BellSouth and vendors, and is being remediated and tested by both. As of December 31, 1998, the planning, inventory and impact analysis phases for BellSouth Telecommunications were each approximately 95% complete with the remaining phases each approximately 70% complete. The planning, inventory and impact analysis phases for BellSouth's other domestic operations were each almost 100% complete with the remaining phases each approximately 75% complete. The planning, inventory and impact analysis phases for BellSouth's international operations were each approximately 70% complete with the remaining phases each approximately 25% complete.

    Building and environmental systems, the third focus area, includes various products and systems that are not used in support of network or customer care functions. Building and environmental systems are primarily provided by third parties and include building operations, office equipment, utilities, etc. As of December 31, 1998, the planning, inventory and impact analysis phases for BellSouth Telecommunications were each almost 100% complete with the remaining phases each approximately 15% complete. The planning, inventory and impact analysis phases for BellSouth's other domestic operations were each almost 100% complete with the remaining phases each approximately 10% complete. BellSouth's international operations are currently in the planning, inventory and impact analysis phases for their environmental systems.

    BellSouth has developed numerous contingency plans for conducting its business operations in the event of crises including system outages and natural disasters. As a part of its Year 2000 compliance efforts, BellSouth has chartered a Year 2000 Business Continuity project to ensure that tested contingency plans are in place in the event that planned Year 2000 compliance activities for its mission critical applications are not successfully accomplished. This effort is not limited to the risks posed by the potential Year 2000 failures of internal information systems and infrastructures, but also includes the potential secondary impact on BellSouth of Year 2000 failures, including potential systems failures of business partners and infrastructure service providers. A master Year 2000 Contingency Planning Guide and associated workbook have been developed and internal training has been completed. Other major milestones for the contingency planning project include assessments by the end of first quarter 1999, and the completion of testing and sign-off of contingency plans during third quarter 1999. Additionally, BellSouth is a member, together with other large telecommunications companies, of several industry groups that are addressing the Year 2000 issue and related contingency plans.

    Some of the costs associated with BellSouth's Year 2000 compliance efforts were incurred in 1997 and 1998. The remainder has been or will be incurred during 1999 and 2000. Costs are not incurred equally over all phases of the project, but increase over time. BellSouth anticipates that the conversion and testing phases will require an increase in spending over the earlier phases of the project. As of December 31, 1998, approximately $87 of external costs had been expended towards Year 2000 compliance. BellSouth estimates the total external cost of its compliance efforts will be between $250 and $350 over the life of the project. BellSouth intends to continually reassess the estimated costs and status of Year 2000 remediation efforts.

    BellSouth currently anticipates that most of its mission critical applications will be Year 2000 compliant by June 30, 1999. However, no assurance can be given that unforeseen circumstances will not arise during the performance of the testing and implementation phases that would adversely affect the Year 2000 compliance of BellSouth's systems. Furthermore, the Year 2000 compliance status of integral third party suppliers and networks, which could adversely impact BellSouth's mission critical applications, cannot be fully known. As a result, BellSouth is unable to determine the impact that any system interruption would have on its results of operations, financial position and cash flows.

CWA CONTRACTS

    In September 1998, members of the Communications Workers of America (CWA) ratified new three-year contracts with BellSouth, effective August 9, 1998. The contracts include basic wage increases totaling 12.39% over the three years covered by the contracts. In addition, the agreement provides for a standard award of between 2% and 2.5% of base salary and overtime compensation which is subject to adjustment based on company performance measures for plan years 1999 and 2000. Other terms of the agreement include pension band increases and pension plan cash balance improvements for active employees.

NEW ACCOUNTING PRONOUNCEMENTS

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that all derivative instruments (1) be recognized as assets or liabilities and (2) be adjusted to fair value each period. BellSouth will adopt SFAS No. 133 on January 1, 2000 and is currently assessing the impact that adoption will have on its results of operations and financial position.

    CAPITALIZATION OF INTERNAL USE SOFTWARE. In March 1998, the AICPA issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of certain direct costs and interest costs after preliminary development efforts have been made. BellSouth adopted SOP 98-1 on January 1, 1999.

    Adoption of SOP 98-1 will result in a temporary increase in earnings in the year of adoption, compared to the prior period, as a result of the capitalization of costs which had previously been expensed. BellSouth currently believes that this increase will be approximately $375 to $425 ($225 to $250 after tax) for 1999. If expenditures remain at a consistent level, the comparative earnings impact will decline in each year following the change. The decline will continue until the amortization expense related to the capitalized software costs equals the level of software costs treated as expense prior to the change. In addition, adoption of SOP 98-1 will result in higher levels of capitalized software costs on the Consolidated Balance Sheets.

                             SAFE HARBOR STATEMENT

    Statements that do not address historical performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on a number of assumptions, including but not limited to:
(1) continued domestic economic growth and demand for BellSouth's services; (2) economic, monetary, regulatory and political stability where BellSouth conducts its international operations; (3) the reasonable accuracy of BellSouth's expectations of the impact on its international operations of weakening currencies in Latin America as compared to the U.S. Dollar; (4) the reasonable accuracy of BellSouth's expectations of the results of regulatory actions as well as costs and recoveries with respect to access reform, universal service and interconnection; (5) the reasonable accuracy of BellSouth's estimate of regulatory authorization to provide wireline long distance services and the impact of competition in its markets; and (6) satisfactory identification and completion of Year 2000 software and hardware revisions by BellSouth and entities with which it does business. Any developments significantly deviating from these assumptions could cause actual results to differ materially from those forecast or implied in the aforementioned forward-looking statements.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

                              REPORT OF MANAGEMENT

    To the Shareholders of BellSouth Corporation:

    These financial statements have been prepared in conformity with generally accepted accounting principles and have been audited by PricewaterhouseCoopers LLP, independent accountants, whose report is contained herein.

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

    Management maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. In addition, as part of its audit of these financial statements, PricewaterhouseCoopers LLP completed a review of the accounting controls to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied. Management has considered the internal auditor's and PricewaterhouseCoopers LLP's recommendations concerning the system of internal controls and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that as of December 31, 1998, the system of internal controls was adequate to accomplish the objectives discussed herein.

    Management also recognizes its responsibility for fostering a strong ethical climate so that BellSouth's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is communicated to all employees through policies and guidelines addressing such issues as conflict of interest, safeguarding of BellSouth's real and intellectual properties, providing equal employment opportunities and ethical relations with customers, suppliers and governmental representatives. BellSouth maintains a program to assess compliance with these policies and our ethical standards through its Senior Vice President -- Corporate Compliance and Corporate Secretary.

                      /s/ F. Duane Ackerman                          /s/ Ronald M. Dykes
                      F. Duane Ackerman        Ronald M. Dykes
                      CHAIRMAN OF THE BOARD,   EXECUTIVE VICE PRESIDENT AND
                      PRESIDENT AND            CHIEF FINANCIAL OFFICER
                      CHIEF EXECUTIVE OFFICER

                     February 3, 1999

                       AUDIT COMMITTEE CHAIRMAN'S LETTER

    The Audit Committee of the Board of Directors consists of four members who are neither officers nor employees of BellSouth Corporation. Information as to these persons, as well as their duties, is provided in the Proxy Statement. The Audit Committee met six times during 1998 and reviewed with the Chief Corporate Auditor, PricewaterhouseCoopers LLP and management current audit activities, plans and the results of selected internal audits. The Audit Committee also reviewed the objectivity of the financial reporting process and the adequacy of internal controls. The Audit Committee recommended, subject to shareholder ratification, the appointment of the independent accountants and considered factors relating to their independence. In addition, the Audit Committee provided guidance in matters regarding ethical considerations and business conduct, reviewed the operations of political action committees and monitored compliance with laws and regulations. The Chief Corporate Auditor and PricewaterhouseCoopers LLP each met privately with the Audit Committee on occasion to encourage confidential discussions as to any auditing matters.

                                          /s/ Ronald A. Terry

                                          Ronald A. Terry
                                          CHAIRMAN, AUDIT COMMITTEE

February 3, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders
BellSouth Corporation

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and shareholders' equity and comprehensive income present fairly, in all material respects, the financial position of BellSouth Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 3, 1999

                             BELLSOUTH CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------
                                                                              1998         1997         1996
                                                                            ---------    ---------    ---------
Operating Revenues:
  Wireline communications:
    Local service.......................................................    $   9,399    $   8,499    $   8,082
    Network access......................................................        4,632        4,483        4,365
    Long distance.......................................................          713          734          794
    Other wireline......................................................        1,657        1,462        1,383
  Domestic wireless.....................................................        2,723        2,581        2,204
  International operations..............................................        1,995          948          547
  Advertising and publishing............................................        1,891        1,837        1,651
  Other services........................................................          113           17           14
                                                                            ---------    ---------    ---------
    Total Operating Revenues............................................       23,123       20,561       19,040
                                                                            ---------    ---------    ---------
Operating Expenses:
  Cost of services and products.........................................        7,080        6,254        6,072
  Depreciation and amortization.........................................        4,357        3,964        3,719
  Selling, general and administrative...................................        5,782        4,967        4,470
                                                                            ---------    ---------    ---------
    Total Operating Expenses............................................       17,219       15,185       14,261
                                                                            ---------    ---------    ---------
Operating Income........................................................        5,904        5,376        4,779
Interest Expense........................................................          837          761          721
Gain on Sale of Operations (Note B).....................................          335          787          442
Other Income, net.......................................................          349           19          108
                                                                            ---------    ---------    ---------
Income Before Income Taxes and Extraordinary Losses.....................        5,751        5,421        4,608
Provision for Income Taxes (Note J).....................................        2,224        2,151        1,745
                                                                            ---------    ---------    ---------
Income Before Extraordinary Losses......................................        3,527        3,270        2,863
Extraordinary Loss on Early Extinguishment of Debt,
 net of tax (Note E)....................................................           --           (9)          --
                                                                            ---------    ---------    ---------
      Net Income........................................................    $   3,527    $   3,261    $   2,863
                                                                            ---------    ---------    ---------
                                                                            ---------    ---------    ---------

Weighted-Average Common Shares Outstanding: (Notes A, G)
  Basic.................................................................        1,970        1,984        1,987
  Diluted...............................................................        1,984        1,989        1,992
Dividends Declared Per Common Share (Note G)............................    $     .73    $     .72    $     .72
Earnings Per Share: (Notes A, G)
  Basic.................................................................    $    1.79    $    1.64    $    1.44
  Diluted...............................................................    $    1.78    $    1.64    $    1.44

  The accompanying notes are an integral part of these consolidated financial statements.

                             BELLSOUTH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                                       DECEMBER 31,
                                                                                                   --------------------
                                                                                                     1998       1997
                                                                                                   ---------  ---------
ASSETS
Current Assets:
  Cash and cash equivalents......................................................................  $   3,003  $   2,570
  Temporary cash investments.....................................................................        184         17
  Accounts receivable, net of allowance for uncollectibles of $251 and $246......................      4,629      4,750
  Material and supplies..........................................................................        431        393
  Other current assets...........................................................................        459        387
                                                                                                   ---------  ---------
    Total Current Assets.........................................................................      8,706      8,117
Investments and Advances (Note B)................................................................      2,861      2,675
Property, Plant and Equipment, net (Note C)......................................................     23,940     22,861
Deferred Charges and Other Assets................................................................      1,028        702
Intangible Assets, net...........................................................................      2,875      1,946
                                                                                                   ---------  ---------
    Total Assets.................................................................................  $  39,410  $  36,301
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Debt maturing within one year (Note E).........................................................  $   3,454  $   3,706
  Accounts payable...............................................................................      2,219      1,825
  Other current liabilities (Note D).............................................................      3,477      3,252
                                                                                                   ---------  ---------
    Total Current Liabilities....................................................................      9,150      8,783
                                                                                                   ---------  ---------
Long-Term Debt (Note E)..........................................................................      8,715      7,348
                                                                                                   ---------  ---------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes..............................................................      2,512      2,023
  Unamortized investment tax credits.............................................................        167        213
  Other liabilities and deferred credits (Note F)................................................      2,756      2,769
                                                                                                   ---------  ---------
    Total Deferred Credits and Other Liabilities.................................................      5,435      5,005
                                                                                                   ---------  ---------
Shareholders' Equity (Note G):
  Common stock, $1 par value (4,400 shares authorized; 1,950 and 1,984 shares outstanding).......      2,020      1,010
  Paid-in capital................................................................................      6,766      7,714
  Retained earnings..............................................................................      9,479      7,382
  Accumulated other comprehensive income.........................................................        (64)        36
  Shares held in trust and treasury..............................................................     (1,752)      (575)
  Guarantee of ESOP debt (Note H)................................................................       (339)      (402)
                                                                                                   ---------  ---------
    Total Shareholders' Equity...................................................................     16,110     15,165
                                                                                                   ---------  ---------
    Total Liabilities and Shareholders' Equity...................................................  $  39,410  $  36,301
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                             BELLSOUTH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                                      ---------------------------------
                                                                                        1998        1997        1996
                                                                                      ---------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................................  $   3,527  $    3,261  $    2,863
  Adjustments to net income:
    Gain on sale of operations......................................................       (335)       (787)       (442)
    Depreciation and amortization...................................................      4,357       3,964       3,719
    Provision for uncollectibles....................................................        334         304         254
    Deferred income taxes and unamortized investment tax credits....................        304         243         120
    Pension income..................................................................       (259)       (164)        (14)
    Dividends from unconsolidated affiliates........................................        174         198         130
    (Income) losses from unconsolidated affiliates, net.............................        (92)        242          76
    Extraordinary loss on early extinguishment of debt..............................         --          15          --
    Additional income from settlement of loans and advances.........................       (102)         --          --
    Net change in:
      Accounts receivable and other current assets..................................       (458)       (742)       (645)
      Accounts payable and other current liabilities................................        300         580        (708)
      Deferred charges and other assets.............................................          1        (125)       (126)
      Other liabilities and deferred credits........................................        (25)         87         581
    Other reconciling items, net....................................................         15         (37)         55
                                                                                      ---------  ----------  ----------
    Net cash provided by operating activities.......................................      7,741       7,039       5,863
                                                                                      ---------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..............................................................     (5,212)     (4,858)     (4,455)
  Purchases of licenses and other intangible assets.................................       (559)       (328)       (147)
  Proceeds from sale of operations..................................................        410       1,000         930
  Proceeds from disposition of short-term investments...............................        210         267         355
  Purchases of short-term investments...............................................       (376)       (233)       (336)
  Proceeds from investment dispositions and repayments of advances..................        432          59         102
  Investments in and advances to unconsolidated affiliates..........................       (637)     (1,083)       (620)
  Other investing activities, net...................................................        105         227         (28)
                                                                                      ---------  ----------  ----------
    Net cash used for investing activities..........................................     (5,627)     (4,949)     (4,199)
                                                                                      ---------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments of) proceeds from short-term borrowings...........................        (71)        879        (497)
  Proceeds from long-term debt......................................................      1,752         645         392
  Repayments of long-term debt......................................................       (782)       (692)       (544)
  Dividends paid....................................................................     (1,420)     (1,428)     (1,430)
  Purchase of treasury shares.......................................................     (1,261)       (157)        (85)
  Other financing activities, net...................................................        101          55         (33)
                                                                                      ---------  ----------  ----------
    Net cash used for financing activities..........................................     (1,681)       (698)     (2,197)
                                                                                      ---------  ----------  ----------
Net Increase (Decrease) in Cash and Cash Equivalents................................        433       1,392        (533)
Cash and Cash Equivalents at Beginning of Period....................................      2,570       1,178       1,711
                                                                                      ---------  ----------  ----------
Cash and Cash Equivalents at End of Period..........................................  $   3,003  $    2,570  $    1,178
                                                                                      ---------  ----------  ----------
                                                                                      ---------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                             BELLSOUTH CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (IN MILLIONS)

                                                                                                     AMOUNT
                                                             NUMBER OF SHARES         -------------------------------------
                                                      ------------------------------
                                                                        SHARES
                                                        COMMON       HELD IN TRUST      COMMON       PAID-IN     RETAINED
                                                         STOCK       AND TREASURY        STOCK       CAPITAL     EARNINGS
                                                      -----------  -----------------  -----------  -----------  -----------
Balance at December 31, 1995........................       1,007             (13)      $   1,007    $   7,624    $   4,099
Net income..........................................                                                                 2,863
Other comprehensive income, net of tax:
  Foreign currency translation adjustment...........
    Total comprehensive income......................
Dividends declared..................................                                                                (1,430)
Share issuances:
  Employee benefit plans............................           1                               1           14
  Grantor trusts....................................           1              (1)              1           34
Share purchases:
  Treasury..........................................                          (3)
  Grantor trusts....................................                          (1)
ESOP activities and related tax benefit.............                                                                     9
                                                           -----             ---      -----------  -----------  -----------
Balance at December 31, 1996........................       1,009             (18)          1,009        7,672        5,541
Net income..........................................                                                                 3,261
Other comprehensive income, net of tax:
  Foreign currency translation adjustment...........
    Total comprehensive income......................
Dividends declared..................................                                                                (1,428)
Share issuances:
  Employee benefit plans............................                           2                          (25)
  Grantor trusts....................................           1              (1)              1           59
Acquisition-related transactions....................                           2                            8
Purchase of treasury stock..........................                          (3)
ESOP activities and related tax benefit.............                                                                     8
                                                           -----             ---      -----------  -----------  -----------
Balance at December 31, 1997........................       1,010             (18)          1,010        7,714        7,382
Two-for-one stock split (Note G)....................       1,010             (19)          1,010       (1,010)
Net income..........................................                                                                 3,527
Other comprehensive income, net of tax:
  Foreign currency translation adjustment...........
    Total comprehensive income......................
Dividends declared..................................                                                                (1,435)
Share issuances for employee benefit plans..........                           3                          (36)          (2)
Acquisition-related transactions....................                           1                           92
Share purchases:
  Treasury..........................................                         (36)
  Grantor trusts....................................                          (1)
Tax benefit related to stock options................                                                        6
ESOP activities and related tax benefit.............                                                                     7
                                                           -----             ---      -----------  -----------  -----------
Balance at December 31, 1998........................       2,020             (70)      $   2,020    $   6,766    $   9,479
                                                           -----             ---      -----------  -----------  -----------
                                                           -----             ---      -----------  -----------  -----------


                                                         ACCUMULATED
                                                            OTHER           SHARES
                                                        COMPREHENSIVE    HELD IN TRUST  GUARANTEE OF
                                                           INCOME        AND TREASURY     ESOP DEBT      TOTAL
                                                      -----------------  -------------  -------------  ---------
Balance at December 31, 1995........................      $      (5)       $    (374)     $    (526)   $  11,825
Net income..........................................                                                       2,863
Other comprehensive income, net of tax:
  Foreign currency translation adjustment...........             30                                           30
                                                                                                       ---------
    Total comprehensive income......................                                                       2,893
Dividends declared..................................                                                      (1,430)
Share issuances:
  Employee benefit plans............................                              11                          26
  Grantor trusts....................................                             (35)                         --
Share purchases:
  Treasury..........................................                             (85)                        (85)
  Grantor trusts....................................                             (49)                        (49)
ESOP activities and related tax benefit.............                                             60           69
                                                             ------      -------------       ------    ---------
Balance at December 31, 1996........................             25             (532)          (466)      13,249
Net income..........................................                                                       3,261
Other comprehensive income, net of tax:
  Foreign currency translation adjustment...........             11                                           11
                                                                                                       ---------
    Total comprehensive income......................                                                       3,272
Dividends declared..................................                                                      (1,428)
Share issuances:
  Employee benefit plans............................                              85                          60
  Grantor trusts....................................                             (60)                         --
Acquisition-related transactions....................                              89                          97
Purchase of treasury stock..........................                            (157)                       (157)
ESOP activities and related tax benefit.............                                             64           72
                                                             ------      -------------       ------    ---------
Balance at December 31, 1997........................             36             (575)          (402)      15,165
Two-for-one stock split (Note G)....................                                                          --
Net income..........................................                                                       3,527
Other comprehensive income, net of tax:
  Foreign currency translation adjustment...........           (100)                                        (100)
                                                                                                       ---------
    Total comprehensive income......................                                                       3,427
Dividends declared..................................                                                      (1,435)
Share issuances for employee benefit plans..........                              89                          51
Acquisition-related transactions....................                              33                         125
Share purchases:
  Treasury..........................................                          (1,261)                     (1,261)
  Grantor trusts....................................                             (38)                        (38)
Tax benefit related to stock options................                                                           6
ESOP activities and related tax benefit.............                                             63           70
                                                             ------      -------------       ------    ---------
Balance at December 31, 1998........................      $     (64)       $  (1,752)     $    (339)   $  16,110
                                                             ------      -------------       ------    ---------
                                                             ------      -------------       ------    ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                             BELLSOUTH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE A -- ACCOUNTING POLICIES

    ORGANIZATION. BellSouth Corporation (BellSouth) is a holding company headquartered in Atlanta, Georgia. BellSouth has two principal and wholly-owned subsidiaries, BellSouth Telecommunications, Inc. (BellSouth Telecommunications) and BellSouth Enterprises, Inc. (BellSouth Enterprises). BellSouth Telecommunications primarily provides (i) local exchange and long distance services within geographic areas, called Local Access and Transport Areas (LATAs) and (ii) network access services. BellSouth Enterprises owns businesses providing domestic and international wireless communications services as well as advertising and publishing products. For management purposes, these operations are organized into five operating segments: wireline communications; domestic wireless; international operations; advertising and publishing; and other.

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

    USE OF ESTIMATES. BellSouth's Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles. Such financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS. BellSouth considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investments with an original maturity of over three months to one year are not considered cash equivalents and are included as temporary cash investments in the Consolidated Balance Sheets. Interest income on cash equivalents, temporary cash investments and other interest-bearing instruments was $313, $193 and $163 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

    INTANGIBLE ASSETS. Intangible Assets consist of the excess consideration paid over the fair value of net tangible assets acquired in business combinations, and include acquired licenses and customer lists. Intangible Assets are being amortized using the straight-line and accelerated methods over periods of benefit. Such periods do not exceed 40 years. The carrying value of Intangible Assets is periodically reviewed to determine whether such intangibles are fully recoverable from projected net cash flows of

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE A -- ACCOUNTING POLICIES (CONTINUED) the related business unit. Amortization of such intangibles was $135, $58 and $49 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, accumulated amortization of intangibles was $462 and $321, respectively.

    FOREIGN CURRENCY. Assets and liabilities of foreign subsidiaries and equity investees with a functional currency other than U.S. Dollars are translated into U.S. Dollars at exchange rates in effect at the end of the reporting period. Foreign entity revenues and expenses are translated into U.S. Dollars at the average rates that prevailed during the period. The resulting net translation gains and losses are reported as foreign currency translation adjustments in Shareholders' Equity as a component of other accumulated comprehensive income. Operations in countries with hyperinflationary economies consider the U.S. Dollar the functional currency.

    Exchange gains and losses on transactions of BellSouth and its equity investments denominated in a currency other than their functional currency are generally included in results of operations as incurred unless the transactions are hedged (see "Derivative Financial Instruments" below).

    DERIVATIVE FINANCIAL INSTRUMENTS. BellSouth generally enters into derivative financial instruments only for hedging purposes. Deferral accounting is applied when the derivative reduces the risk of the underlying hedged item effectively as a result of high inverse correlation with the value of the underlying exposure. If a derivative instrument either initially fails or later ceases to meet the criteria for deferral or settlement accounting, any subsequent gains or losses are recognized currently in income.

    REVENUE RECOGNITION. Revenues are recognized when earned. Certain revenues derived from local telephone and wireless services are billed monthly in advance and are recognized the following month when services are provided. Advertising and publishing revenues and related directory costs are recognized upon publication of directories. Revenues derived from other telecommunications services, principally network access, long distance and wireless airtime usage, are recognized monthly as services are provided. Allowances for uncollectible billed services are adjusted monthly. The provision for such uncollectible accounts was $334, $304 and $254 for the years ended December 31, 1998, 1997 and 1996, respectively.

    MAINTENANCE AND REPAIRS. The cost of maintenance and repairs of plant, including the cost of replacing minor items not resulting in substantial betterments, is charged to Operating Expenses.

    INCOME TAXES. The Consolidated Balance Sheets reflect deferred tax balances associated with the anticipated tax impact of future income or deductions implicit in the Consolidated Balance Sheets in the form of temporary differences. Temporary differences primarily result from the use of accelerated methods and shorter lives in computing depreciation for tax purposes.

    For financial reporting purposes, BellSouth is amortizing deferred investment tax credits earned prior to the 1986 repeal of the investment tax credit and also some transitional credits earned after the repeal. The credits are being amortized as a reduction to the Provision for Income Taxes over the estimated useful lives of the assets to which the credits relate.

    EARNINGS PER SHARE. Basic Earnings Per Share is computed based on the weighted-average number of common shares outstanding during each year. Diluted Earnings Per Share is based on the weighted-average number of common shares outstanding plus net incremental shares arising out of employee stock options and benefit plans. Net incremental shares included in the calculation of diluted earnings per share were approximately 14 million, 5 million and 5 million, respectively, for the years

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE A -- ACCOUNTING POLICIES (CONTINUED) ended December 31, 1998, 1997 and 1996. BellSouth's earnings, used for per share calculations, are the same for both the basic and diluted methods.

    NEW ACCOUNTING PRONOUNCEMENTS. In March 1998, the AICPA issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of certain direct costs and interest costs after preliminary development efforts have been made. BellSouth adopted SOP 98-1 on January 1, 1999. Adoption of SOP 98-1 will result in a temporary increase in earnings in the year of adoption, compared to the prior period, as a result of the capitalization of costs which had previously been expensed.

NOTE B -- INVESTMENTS AND ADVANCES

    Investments and Advances as of December 31 consist of the following:

                                                                                       1998       1997
                                                                                     ---------  ---------
Investments accounted for under the equity method..................................  $   2,148  $   2,007
Advances to and notes receivable from affiliates...................................        677        631
Other investments..................................................................         36         37
                                                                                     ---------  ---------
  Total Investments and Advances...................................................  $   2,861  $   2,675
                                                                                     ---------  ---------
                                                                                     ---------  ---------

    BellSouth's equity method investments primarily include various partnerships in domestic and international wireless properties and other international communications consortia. Equity in earnings related to investments accounted for under the equity method was $92 for the year ended December 31, 1998 while equity in losses for these investments were $(242) and $(76) for the two years ended December 31, 1997 and 1996, respectively, and are included as a component of Other Income, net.

    DOMESTIC WIRELESS. BellSouth's domestic wireless equity method investments consist primarily of its noncontrolling interests in partnerships serving the Los Angeles and Houston/Galveston Metropolitan Service Areas. In November 1998, BellSouth and AT&T contributed their respective interests in these partnerships, and AT&T contributed approximately $1,000, into a new joint venture. BellSouth's ownership share of Los Angeles, Houston and Galveston changed from 60.0%, 43.6% and 36.6%, respectively, to 44.4%, 44.4% and 38.8%, respectively. As a result of the reorganization, BellSouth's proportionate share of the net assets of the new venture exceeded BellSouth's aggregate book investment balance. The related excess is being amortized into income using the straight-line method over a period of approximately 30 years.

    INTERNATIONAL OPERATIONS. BellSouth has equity investments in international wireless operations in Latin America, Europe and other international markets with ownership ranging from 22.5% to 46.8%.

    During 1998, BellSouth purchased additional ownership interests in its wireless operations in Venezuela, Brazil and Ecuador for approximately $536. These purchases increased BellSouth's ownership interest in Venezuela by 24.9% to 78.2% and its interest in Ecuador by 28.2% to 89.4%. In Brazil, the purchases increased BellSouth's investment in its Sao Paulo operating company to 44.5% and in its Northeast operation to 46.8%. In all transactions, the excess of the respective purchase price over the net book value of the assets acquired was assigned to customer lists and wireless licenses. The excess consideration paid over net assets acquired, along with other intangible assets, is being amortized using either straight-line or accelerated methods over periods of benefit, which do not exceed 40 years.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE B -- INVESTMENTS AND ADVANCES (CONTINUED)
    WIRELESS DATA.  Prior to 1998, BellSouth and RAM Broadcasting Corporation
(RAM) were partners in an entity that owned and operated certain wireless data communications networks in the U.S., the U.K. and various other countries. During 1998, BellSouth purchased the issued and outstanding stock of RAM. As a result of the transaction, BellSouth holds a 90.0% interest in the United States operations and a 100% interest in the U.K. operations. Accordingly, these operations were consolidated at December 31, 1998.

    SUMMARY FINANCIAL INFORMATION OF EQUITY INVESTEES. A summary of combined financial information as reported by the equity investees of BellSouth is set forth below:

                                                                                         DECEMBER 31,
                                                                                     --------------------
                                                                                       1998       1997
                                                                                     ---------  ---------
Balance Sheet Information:
  Current Assets...................................................................  $   1,367  $   1,294
  Noncurrent Assets................................................................      7,073      6,837
  Current Liabilities..............................................................      1,425      4,360
  Noncurrent Liabilities...........................................................      6,070      3,928

                                                                               YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                             1998       1997       1996
                                                                           ---------  ---------  ---------
Income Statement Information:
  Revenues...............................................................  $   3,819  $   4,734  $   4,827
  Operating Income.......................................................        179        120         91
  Net Loss...............................................................        (99)      (592)      (404)

    ADVANCES AND NOTES RECEIVABLE. BellSouth has noncontrolling financial interests ranging from 70% to 80% in the CSL Ventures and 1155 Peachtree Associates real estate partnerships. BellSouth had notes receivable from and advances to these partnerships totaling $161 and $194 at December 31, 1998 and 1997, respectively. The notes bear interest at rates ranging from 6.31% to 7.88% while the advances bear interest at the federal funds rate plus .30%. Principal amounts outstanding at December 31, 1998 are due and payable to BellSouth between November 14, 2001 and January 15, 2038. The instruments require periodic payments of interest and are collateralized by various real estate holdings.

    During 1993, BellSouth entered into a credit agreement with Prime South Diversified, Inc. (Prime) to provide up to $250 in financing, all of which was outstanding as of December 31,1997. The loan was collateralized by the stock of Prime, which indirectly owned Community Cable TV (CCTV) in Las Vegas. The loan bore interest at a variable rate of 10% to 11%. The loan agreement specified that in the event Prime sold CCTV, BellSouth would be repaid the principal balance as well as additional amounts for contingent interest and prepayment penalties. During 1998, Prime sold its investment in CCTV. As specified in the loan agreement, BellSouth was repaid the full principal balance as well as amounts for contingent interest, prepayment penalties and regular interest. As a result, in 1998, BellSouth recorded additional income of $102 ($62 after tax), for the amount related to the proceeds from contingent interest and prepayment penalties.

    SALE OF OPERATIONS AND INVESTMENTS. On October 30, 1998, BellSouth sold to Vodafone Group Plc its 65% ownership interest in BellSouth New Zealand for total proceeds of $254. The pretax gain on the sale was $180 ($110 after tax).

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE B -- INVESTMENTS AND ADVANCES (CONTINUED)
    In 1997, BellSouth sold its 24.5% interest in Optus Communications to Cable and Wireless, a U.K. telecommunications company. Under the agreement, BellSouth received approximately $735 in cash for its 490 million shares in Optus Communications. In addition, BellSouth was given an option to receive either an ownership interest in a cellular communications company located in Colombia or the equivalent value of that interest in cash. The pretax gain on the sale was $578 ($352 after tax). During 1998, BellSouth exercised its option and received an additional $64, which is included in other investing activities in the Consolidated Statements of Cash Flows.

    In 1997, BellSouth sold its 20% interest in ITT World Directories (ITTWD) to ITT Corporation (ITT) for total proceeds of $265. The pretax gain on such sale was $209 ($128 after tax). The sale agreement contained certain provisions that called for additional sales proceeds to be paid to BellSouth in the event that ITT subsequently resold ITTWD above a certain price. As a result of ITT's subsequent sale of ITTWD, BellSouth received additional proceeds that resulted in a pretax gain of $155 ($96 after tax) in the first quarter of 1998.

    In 1997, BellSouth Telecommunications sold to Science Applications International Corporation its 14.3% interest in Bell Communications Research, Inc. (Bellcore) for total proceeds of $65. The pretax gain on the sale, included as a component of Other Income, net, was $38.

NOTE C -- PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is summarized as follows at December 31:

                                                                      ESTIMATED
                                                                     DEPRECIABLE
                                                                        LIVES
                                                                     (IN YEARS)      1998       1997
                                                                    -------------  ---------  ---------
Outside plant.....................................................        12-20    $  22,496  $  21,642
Central office equipment..........................................         8-10       20,056     18,716
Operating and other equipment.....................................         5-15        6,262      4,523
Building and building improvements................................        25-45        4,485      4,433
Furniture and fixtures............................................        10-15        3,089      2,987
Station equipment.................................................            6          563        522
Land..............................................................           --          207        190
Plant under construction..........................................           --          816        815
                                                                                   ---------  ---------
                                                                                      57,974     53,828
  Less: Accumulated depreciation..................................                    34,034     30,967
                                                                                   ---------  ---------
    Total Property, Plant and Equipment, net......................                 $  23,940  $  22,861
                                                                                   ---------  ---------
                                                                                   ---------  ---------

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE D -- OTHER CURRENT LIABILITIES

    Other current liabilities are summarized as follows at December 31:

                                                                                       1998       1997
                                                                                     ---------  ---------
Advanced billing and customer deposits.............................................  $     754  $     620
Taxes accrued......................................................................        645        835
Dividends payable..................................................................        379        365
Salaries and wages payable.........................................................        351        335
Interest and rents accrued.........................................................        340        309
Compensated absences...............................................................        254        248
Deferred taxes.....................................................................        207         41
Other..............................................................................        547        499
                                                                                     ---------  ---------
  Total Other Current Liabilities..................................................  $   3,477  $   3,252
                                                                                     ---------  ---------
                                                                                     ---------  ---------

NOTE E -- DEBT

    DEBT MATURING WITHIN ONE YEAR. Debt maturing within one year is summarized as follows at December 31:

                                                                                   1998       1997
                                                                                 ---------  ---------
Short-term notes payable:
  Bank loans...................................................................  $     765  $     465
  Commercial paper.............................................................      2,378      2,438
Current maturities of long-term debt...........................................        311        803
                                                                                 ---------  ---------
  Total Debt Maturing Within One Year..........................................  $   3,454  $   3,706
                                                                                 ---------  ---------
                                                                                 ---------  ---------

Weighted-average interest rate at end of period:
  Bank loans...................................................................       7.85%      7.05%
  Commercial paper.............................................................       5.30%      5.92%

    BellSouth has committed credit lines aggregating $2,536 with various banks. Borrowings under the committed credit lines totaled $634 and $241, respectively, at December 31, 1998 and 1997. BellSouth also maintains uncommitted lines of credit aggregating $169. At December 31, 1998, borrowings under the uncommitted lines of credit totaled $45. There were no borrowings under the uncommitted lines as of December 31, 1997. There are no significant commitment fees or requirements for compensating balances associated with any lines of credit.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE E -- DEBT (CONTINUED)
    LONG-TERM DEBT. Long-term debt, summarized below, consists primarily of debentures and notes issued by BellSouth Telecommunications. Interest rates and maturities in the table below are for the amounts outstanding at December 31, 1998.

                                                         WEIGHTED-
                                      CONTRACTUAL         AVERAGE
                                     INTEREST RATES    INTEREST RATE     MATURITIES      1998       1997
                                   ------------------  --------------  --------------  ---------  ---------
BellSouth Telecommunications.....         4.375% - 6%           5.70%     2000 - 2045  $   1,495  $   1,565
                                          6.125% - 7%           6.48%     2000 - 2033      3,219      2,730
                                         7.5% - 8.25%           7.79%     2032 - 2035      1,150      1,150
                                           6.65% - 7%           6.92%            2095        654        644
                                                                                       ---------  ---------
                                                                                           6,518      6,089
BellSouth Capital Funding
 Corporation.....................       5.25% - 8.65%           6.45%     1999 - 2097      1,469      1,290
Guarantee of ESOP debt...........      9.125% - 9.19%                            2003        467        534
Other................................................................................        602        275
Unamortized discount, net of premium.................................................        (30)       (37)
                                                                                       ---------  ---------
                                                                                           9,026      8,151
Current maturities...................................................................       (311)      (803)
                                                                                       ---------  ---------
  Total Long-Term Debt...............................................................  $   8,715  $   7,348
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    Maturities of long-term debt outstanding (principal amounts) at December 31, 1998 are summarized below. Maturities after the year 2003 include $500 principal amount of 6.65% debentures due in 2095. At December 31, 1998, such debentures had an accreted book value of $154.

                                1999       2000       2001       2002       2003     THEREAFTER     TOTAL
                              ---------  ---------  ---------  ---------  ---------  -----------  ---------
Maturities..................  $     311  $     514  $     419  $     337  $     646   $   7,175   $   9,402
                              ---------  ---------  ---------  ---------  ---------  -----------  ---------
                              ---------  ---------  ---------  ---------  ---------  -----------  ---------

    Debt issued by BellSouth's wholly-owned subsidiary, BellSouth Capital Funding Corporation (Capital Funding) is used to finance the businesses of BellSouth Enterprises and the unregulated subsidiaries of BellSouth Telecommunications. BellSouth has agreed to ensure the timely payment of principal, premium, if any, and interest on Capital Funding's debt securities.

    In December 1998, Capital Funding issued $300 of 5.375% Notes, due December 22, 2008. The purpose of these issues was to retire commercial paper.

    In June 1998, BellSouth Telecommunications issued $500 of 6 3/8% Debentures, due June 1, 2028. In addition, during June 1998, BellSouth Telecommunications issued $500 of 6% Reset Put Securities due June 15, 2012 (REPS). REPS are a debt instrument with embedded put and call option features. The REPS are subject to mandatory redemption from the existing holders on June 15, 2002 through either
(i) the exercise by the callholder of its right to purchase the REPS or (ii) the repurchase of the REPS by BellSouth Telecommunications. If the call option is exercised, the callholder will, based on BellSouth Telecommunications' then current credit spreads, determine the interest to be paid on the REPS.

    During 1997, BellSouth Telecommunications retired certain long-term debt issues totaling $600. As a result of the early extinguishment of these issues, extraordinary losses of $9, net of current tax benefits of $6, were recognized in 1997.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE E -- DEBT (CONTINUED)
    At December 31, 1998, shelf registration statements were on file with the Securities and Exchange Commission under which $927 of debt securities could be publicly offered.

NOTE F -- OTHER LIABILITIES AND DEFERRED CREDITS

    Other liabilities and deferred credits are summarized as follows at December 31:

                                                                                       1998       1997
                                                                                     ---------  ---------
Postretirement benefits other than pensions (Note H)...............................  $     792  $     787
Compensation related...............................................................        544        495
Accrued pension cost (Note H)......................................................        470        559
Minority interests.................................................................        451        504
Postemployment benefits............................................................        243        242
Other..............................................................................        256        182
                                                                                     ---------  ---------
  Total Other Liabilities and Deferred Credits.....................................  $   2,756  $   2,769
                                                                                     ---------  ---------
                                                                                     ---------  ---------

NOTE G -- SHAREHOLDERS' EQUITY

    STOCK SPLIT. In November 1998, BellSouth's Board of Directors approved a two-for-one stock split effected in the form of a stock dividend, whereby each shareholder of record as of December 3, 1998 received on December 24, 1998 one additional share of Common Stock for each share owned as of the record date. As a result of the split, 1,010,156,851 shares were issued and $1,010 was transferred from Paid-In Capital to Common Stock. Also in November 1998, BellSouth's Board of Directors approved an increase in the number of authorized shares of Common Stock to 4,400,000,000 from 2,200,000,000. Amounts related to common shares for all periods presented have been restated to reflect the stock split.

    PREFERRED STOCK AUTHORIZED. BellSouth's Articles of Incorporation authorize 100 million shares of cumulative First Preferred Stock having a par value of $1 per share, of which 30 million shares have been reserved and designated Series A for possible issuance under BellSouth's Shareholder Rights Plan. As of December 31, 1998, no preferred shares had been issued.

    SHAREHOLDER RIGHTS PLAN. In 1989, BellSouth adopted a Shareholder Rights Plan by declaring a dividend of one right for each share of Common Stock then outstanding and to be issued thereafter. Each right entitles shareholders to buy one one-hundredth of a share of Series A First Preferred Stock for $43.75 per share. The rights may be exercised only if a person or group acquires 10% of the Common Stock of BellSouth without the prior approval of the Board of Directors or announces a tender or exchange offer that would result in ownership of 25% or more of the Common Stock. If a person or group acquires 10% of BellSouth's stock without prior Board approval, other shareholders are then allowed to purchase BellSouth Common Stock at half price. The rights currently trade with BellSouth Common Stock and may be redeemed by the Board of Directors for one cent per right until they become exercisable, and thereafter under certain circumstances. The rights expire in December 1999.

    SHARES HELD IN TRUST AND TREASURY. During 1996 and 1997, BellSouth issued shares to grantor trusts to provide partial funding for the benefits payable under certain nonqualified benefit plans. The trusts are irrevocable, and assets contributed to the trusts can only be used to pay such benefits with certain exceptions. At December 31, 1998 and 1997, the assets held in the trusts consist of cash and

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE G -- SHAREHOLDERS' EQUITY (CONTINUED)
35,578,926 and 34,313,326 shares, respectively, of BellSouth Common Stock. Of the total shares of BellSouth Common Stock held by the trusts, 31,893,326 were issued by BellSouth directly to the trusts out of previously unissued shares and 3,685,600 shares were acquired in open market transactions through use of the trusts' funds.

    The total cost of the shares issued by BellSouth as of the date of funding the trusts is included in Common Stock and Paid-In Capital; however, because these shares are not considered outstanding for financial reporting purposes, the shares are included within Shares Held in Trust and Treasury, a reduction to Shareholders' Equity. In addition, there is no earnings per share impact of these shares. The cost of shares acquired in open market purchases by the trusts are also included in Shares Held in Trust and Treasury.

    In addition to shares held by the grantor trusts, Shares Held in Trust and Treasury includes treasury shares purchased in connection with BellSouth's announced plan to repurchase shares of its Common Stock. In 1998 and 1997, BellSouth purchased 36,170,168 and 6,827,978 shares for an aggregate of $1,261 and $157, respectively. A total of 4,294,072 and 8,249,248 shares, respectively, were reissued under various employee benefit plans and for other purposes.

    In November 1998, BellSouth announced its intent to repurchase up to $3,000 of its Common Stock during 1999.

    Shares Held in Trust and Treasury, at cost, as of December 31, 1998 and 1997 are comprised of the following:

                                                                 1998                       1997
                                                       ------------------------  --------------------------
                                                          SHARES       AMOUNT       SHARES        AMOUNT
                                                       -------------  ---------  -------------  -----------
Shares Held by Grantor Trusts........................     35,578,926  $     557     34,313,326   $     519
Shares Held in Treasury..............................     34,316,794      1,195      2,440,698          56
                                                       -------------  ---------  -------------       -----
    Total Shares Held in Trust and Treasury..........     69,895,720  $   1,752     36,754,024   $     575
                                                       -------------  ---------  -------------       -----
                                                       -------------  ---------  -------------       -----

    GUARANTEE OF ESOP DEBT. The amount equivalent to BellSouth's guarantee of the amortizing notes issued by its ESOP trusts are presented as a reduction to Shareholders' Equity. The amount recorded as a decrease in Shareholders' Equity represents the cost of unallocated BellSouth Common Stock purchased with the proceeds of the amortizing notes and the timing difference resulting from the shares allocated accounting method. (See Note H.)

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE H -- EMPLOYEE BENEFIT PLANS

    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS. Substantially all nonrepresented and represented employees of BellSouth are covered by noncontributory defined benefit pension plans, as well as postretirement health and life insurance welfare plans. Principal plans are discussed below; other plans are not significant individually or in the aggregate.

    The pension plan covering nonrepresented employees is a cash balance plan, which provides pension benefits determined by a combination of compensation-based service and additional credits and individual account-based interest credits. The cash balance plan is subject to a minimum benefit determined under a plan in existence for nonrepresented employees prior to July 1, 1993 which provided benefits based upon credited service and employees' average compensation for a specified period. The minimum benefit under the prior plan is applicable to employees retiring through 2005. The 1998 and 1997 projected benefit obligations assumed interest and additional credits greater than the minimum levels specified in the written plan. Pension benefits provided for represented employees are based on specified benefit amounts and years of service through 1998. During 1998, BellSouth established a cash balance plan for represented employees based upon an initial cash balance amount, negotiated pension band increases and interest credits effective January 1, 1999. The 1998 and 1997 represented pension obligations included the projected effect of future bargained-for improvements. The accounting for the health care plan does not anticipate future adjustments to the cost-sharing arrangements provided for in the written plan for employees who retire after December 31, 1991.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE H -- EMPLOYEE BENEFIT PLANS (CONTINUED)
    Effective for fiscal year 1998, BellSouth adopted SFAS No. 132, "Employers Disclosure about Pensions and Other Postretirement Benefits." The new standard revises and combines disclosures for pensions and other postretirement benefits, but does not change the measurement or recognition of those plans. Accrued health care costs and prepaid life assets have been combined. The following tables, prepared in accordance with the new standard, reconcile the changes in obligations, plan assets and funded status at December 31:

                                                                                 RETIREE HEALTH
                                                          PENSION BENEFITS          AND LIFE
                                                        --------------------  --------------------
                                                          1998       1997       1998       1997
                                                        ---------  ---------  ---------  ---------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at the beginning of the year.......  $  12,335  $  11,303  $   3,879  $   3,590
Service cost..........................................        273        247         34         37
Interest cost.........................................        841        818        263        263
Amendments............................................        670        (55)       110         --
Actuarial losses......................................        319        910        651        200
Benefits paid.........................................       (932)      (877)      (247)      (211)
Curtailments..........................................         (4)       (13)        --         --
Special termination benefits..........................          2          2         --         --
                                                        ---------  ---------  ---------  ---------
Benefit obligation at the end of the year.............  $  13,504  $  12,335  $   4,690  $   3,879
                                                        ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year........  $  17,313  $  15,614  $   2,597  $   2,157
Actual return on plan assets..........................      1,602      2,576        224        410
Employer contribution.................................         --         --        262        234
Plan participants' contributions......................         --         --          9          7
Benefits paid.........................................       (932)      (877)      (247)      (211)
                                                        ---------  ---------  ---------  ---------
Fair value of plan assets at end of year..............  $  17,983  $  17,313  $   2,845  $   2,597
                                                        ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------

FUNDED STATUS
As of end of year.....................................  $   4,479  $   4,978  $  (1,845) $  (1,282)
Unrecognized prior service cost.......................        380       (335)       162         86
Unrecognized net (gain) or loss.......................     (4,714)    (4,743)       243       (346)
Unrecognized net (asset) or obligation................        (89)      (109)       740        823
                                                        ---------  ---------  ---------  ---------
Prepaid or (accrued) benefit cost.....................  $      56  $    (209) $    (700) $    (719)
                                                        ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------

Amounts recognized in the Consolidated Balance Sheets consist of:

                                                                                 RETIREE HEALTH
                                                          PENSION BENEFITS          AND LIFE
                                                        --------------------  --------------------
                                                          1998       1997       1998       1997
                                                        ---------  ---------  ---------  ---------
Prepaid benefit cost..................................  $     526  $     350  $      92  $      68
Accrued benefit liability.............................       (470)      (559)      (792)      (787)

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE H -- EMPLOYEE BENEFIT PLANS (CONTINUED)

    The components of pension and retiree health and life (income) cost are as follows:

                                                   PENSION BENEFITS              RETIREE HEALTH AND LIFE
                                            -------------------------------  -------------------------------
                                              1998       1997       1996       1998       1997       1996
                                            ---------  ---------  ---------  ---------  ---------  ---------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost..............................  $     273  $     247  $     288  $      34  $      37  $      47
Interest cost.............................        841        818        799        263        263        268
Expected return on plan assets............     (1,209)    (1,101)    (1,056)      (167)      (149)      (136)
Amortization of prior service cost........        (40)        (3)        (1)        35         34         34
Amortization of (gain)/loss...............       (103)      (104)       (23)        (4)        (2)         9
Amortization of transition
  (asset)/obligation......................        (21)       (21)       (21)        82         83         83
                                            ---------  ---------  ---------  ---------  ---------  ---------
Net periodic benefit/(income) cost........  $    (259) $    (164) $     (14) $     243  $     266  $     305
                                            ---------  ---------  ---------  ---------  ---------  ---------
                                            ---------  ---------  ---------  ---------  ---------  ---------

    Effective December 31, 1997, the nonrepresented cash balance plans were recombined from six into one cash balance plan. Although only one nonrepresented cash balance plan exists, separate demographic pools are maintained to generate pension income based upon specific company information. The change in net pension income and net retiree health and life costs is affected by several variables, including changes in actuarial assumptions such as discount rate, return on plan assets and plan amendments. The consolidated net pension income and postretirement cost amounts above are exclusive of curtailment effects reflected in the work force reduction activity and do not reflect pension curtailment gains in the amount of $9, $36 and $43 in 1998, 1997 and 1996, respectively.

    During 1998, BellSouth modified the presentation of the salary rate assumption to reflect a more comparable weighted-average compensation increase. The revised presentation has been included for all years and has no impact on BellSouth's expenses or obligations. The significant actuarial assumptions at December 31, 1998, 1997 and 1996 were as follows:

                                                     PENSION BENEFITS              RETIREE HEALTH AND LIFE
                                              -------------------------------  -------------------------------
                                                1998       1997       1996       1998       1997       1996
                                              ---------  ---------  ---------  ---------  ---------  ---------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER
  31:
    Discount rate...........................      6.75%      7.00%      7.50%      6.75%      7.00%      7.50%
    Expected return on plan assets..........      8.25%      8.25%      8.25%      8.25%      8.25%      8.25%
    Rate of compensation increase...........      5.10%      5.00%      5.00%      5.10%      5.00%      5.00%
    Health care cost trend rate.............         --         --         --      8.50%      8.00%      8.50%

    The health care cost trend rate used to value the accumulated postretirement obligation in 1998 and 1997 is assumed to decrease to 5% by 2003. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 1998:

                                                                                    1-PERCENTAGE-      1-PERCENTAGE-
                                                                                   POINT INCREASE     POINT DECREASE
                                                                                  -----------------  -----------------
Effect on total of service and interest cost components.........................      $      23          $     (18)
Effect on postretirement benefit obligation.....................................      $     322          $    (253)

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE H -- EMPLOYEE BENEFIT PLANS (CONTINUED)
    DEFINED CONTRIBUTION PLANS. BellSouth maintains several contributory savings plans which cover substantially all employees. The BellSouth Retirement Savings Plan and the BellSouth Savings and Security Plan (collectively, the Savings Plans) are tax-qualified defined contribution plans. Assets of the plans are held by two trusts (the Trusts) which, in turn, are part of the BellSouth Master Savings Trust.

    In 1990, a leveraged Employee Stock Ownership Plan (ESOP) was incorporated into the Savings Plans. The Trusts borrowed $850 by issuing amortizing notes which are guaranteed by BellSouth. The Trusts used the loan proceeds to purchase shares of BellSouth Common Stock in the open market. These shares are held in suspense accounts in the Trusts; a scheduled number of shares is released for allocation to participants as each semiannual loan payment is made. The Trusts service the debt with contributions from BellSouth and with dividends paid on the shares held by the Trusts. None of the shares held by the Trusts is subject to repurchase.

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

                                                             1998            1997            1996
                                                        --------------  --------------  --------------
Compensation cost.....................................             $46             $76             $58
Interest expense......................................             $28             $31             $33
Actual interest on ESOP Notes.........................             $44             $50             $56
Cash contributions, excluding dividends paid to the
 Trusts...............................................             $80             $90             $91
Dividends paid to the Trusts, used for debt service...             $42             $43             $44
Shares allocated to participants......................      38,310,726      33,421,214      28,611,834
Shares committed to be released.......................              --              --              --
Shares unallocated....................................      25,246,722      30,136,234      34,945,614

NOTE I -- STOCK COMPENSATION PLANS

    At December 31, 1998, BellSouth has stock options outstanding under several stock-based compensation plans. The BellSouth Corporation Stock Plan (the Stock
Plan) provides for grants to key employees of stock options and various other stock-based awards. One share of BellSouth Common Stock is the underlying security for any award. The aggregate number of shares of BellSouth Common Stock which may be granted under the Stock Plan in any calendar year cannot exceed one percent of the shares outstanding at the time of grant. Prior to adoption of the Stock Plan, stock options were granted under the BellSouth Corporation Stock Option Plan. Stock options granted under both plans entitle an optionee to purchase shares of BellSouth Common Stock within prescribed periods at a price

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE I -- STOCK COMPENSATION PLANS (CONTINUED) either equal to, or in excess of, the fair market value on the date of grant. Options granted under these plans generally become exercisable at the end of three to five years and have a term of 10 years.

    BellSouth applies APB Opinion 25 and related Interpretations in accounting for its stock plans. Accordingly, no compensation cost has been recognized for grants of stock options. Had compensation cost for BellSouth's stock-based compensation plans been determined in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," BellSouth's Net Income and earnings per share would have been changed to the pro forma amounts indicated below:

                                                                           1998       1997       1996
                                                                         ---------  ---------  ---------
Net income -- as reported..............................................  $   3,527  $   3,261  $   2,863
Net income -- pro forma................................................  $   3,488  $   3,242  $   2,852

Basic earnings per share -- as reported................................  $    1.79  $    1.64  $    1.44
Basic earnings per share -- pro forma..................................  $    1.77  $    1.63  $    1.44
Diluted earnings per share -- as reported..............................  $    1.78  $    1.64  $    1.44
Diluted earnings per share -- pro forma................................  $    1.76  $    1.63  $    1.43

    The pro forma amounts reflected above are not representative of the effects on reported Net Income in future years because, in general, the options granted in 1998, 1997 and 1996 do not vest for several years and additional awards are made each year.

    The following table summarizes the activity for stock options outstanding:

                                                             1998            1997            1996
                                                        --------------  --------------  --------------
Options outstanding at January 1......................      45,122,812      37,142,784      28,575,496
Options granted.......................................      17,963,592      12,507,766      10,753,026
Options exercised.....................................      (2,784,312)     (4,001,490)     (1,385,090)
Options forfeited.....................................      (1,099,182)       (526,248)       (800,648)
                                                        --------------  --------------  --------------
Options outstanding at December 31....................      59,202,910      45,122,812      37,142,784
                                                        --------------  --------------  --------------
                                                        --------------  --------------  --------------

Weighted-average option prices per common share:
  Outstanding at January 1............................          $18.67          $17.06          $15.28
  Granted at fair market value........................          $31.95          $22.23          $21.25
  Exercised...........................................          $15.35          $14.69          $13.12
  Forfeited...........................................          $23.47          $20.02          $16.86
  Outstanding at December 31..........................          $22.77          $18.67          $17.06

Weighted-average fair value of options granted at fair
 market value during the year.........................           $7.22           $4.38           $3.83
Options exercisable at December 31....................      14,733,210      12,065,032      13,046,582
Shares available for grant at December 31.............      19,504,179      19,835,596      19,821,384

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE I -- STOCK COMPENSATION PLANS (CONTINUED)
    The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                        1998         1997         1996
                                                                     -----------  -----------  -----------
Expected life (years)..............................................          5            5            7
Dividend yield.....................................................       2.40%        3.24%        3.39%
Expected volatility................................................       21.0%        19.0%        15.4%
Risk-free interest rate............................................       5.42%        6.22%        5.56%

    The following table summarizes information about stock options outstanding at December 31, 1998:

                                   OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                   ----------------------------------------------------  ------------------------------
                      NUMBER           WEIGHTED-           WEIGHTED-        NUMBER         WEIGHTED-
    RANGE OF        OUTSTANDING    AVERAGE REMAINING        AVERAGE       EXERCISABLE       AVERAGE
 EXERCISE PRICES    AT 12/31/98     CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/98   EXERCISE PRICE
-----------------  -------------  --------------------  ---------------  -------------  ---------------

    $12.10-$15.08     13,766,824        4.73 years         $   14.27         7,598,268     $   13.79
    $15.13-$21.28     14,994,422        6.62 years         $   20.25         3,957,306     $   20.12
    $21.38-$29.22     12,938,740        8.09 years         $   22.27         2,305,338     $   21.90
    $30.91-$44.48     17,502,924        9.33 years         $   31.99           872,298     $   30.96
                   -------------                                         -------------
    $12.10-$44.48     59,202,910        7.30 years         $   22.77        14,733,210     $   17.77
                   -------------                                         -------------
                   -------------                                         -------------

NOTE J -- INCOME TAXES

    In accordance with SFAS No. 109, "Accounting for Income Taxes," the Consolidated Balance Sheets reflect the anticipated tax impact of future taxable income or deductions implicit in the Consolidated Balance Sheets in the form of temporary differences. These temporary differences reflect the difference between the basis in assets and liabilities as measured in the Consolidated Financial Statements and as measured by tax laws using enacted tax rates.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE J -- INCOME TAXES (CONTINUED)
    The provision for income taxes is summarized as follows:

                                                                             1998       1997       1996
                                                                           ---------  ---------  ---------
Federal:
  Current................................................................  $   1,652  $   1,619  $   1,389
  Deferred, net..........................................................        221        252        147
  Investment tax credits, net............................................        (45)       (65)       (77)
                                                                           ---------  ---------  ---------
                                                                               1,828      1,806      1,459
                                                                           ---------  ---------  ---------
State:
  Current................................................................        234        289        235
  Deferred, net..........................................................         34         36         27
                                                                           ---------  ---------  ---------
                                                                                 268        325        262
                                                                           ---------  ---------  ---------
Foreign:
  Current................................................................         34         --          1
  Deferred, net..........................................................         94         20         23
                                                                           ---------  ---------  ---------
                                                                                 128         20         24
                                                                           ---------  ---------  ---------
    Total provision for income taxes.....................................  $   2,224  $   2,151  $   1,745
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

    Temporary differences which gave rise to deferred tax assets and (liabilities) at December 31 were as follows:

                                                                                      1998       1997
                                                                                    ---------  ---------
  Compensation related............................................................  $     657  $     748
  Allowance for uncollectibles....................................................         97         94
  Work force reduction charge.....................................................         53         66
  Regulatory sharing accruals.....................................................         47         58
  Other...........................................................................        138        186
                                                                                    ---------  ---------
                                                                                          992      1,152
  Valuation allowance.............................................................        (81)       (72)
                                                                                    ---------  ---------
  Deferred Tax Assets.............................................................        911      1,080
                                                                                    ---------  ---------

  Depreciation....................................................................     (2,297)    (2,206)
  Equity investments..............................................................       (530)      (266)
  Licenses........................................................................       (238)      (199)
  Issue basis accounting..........................................................       (236)      (214)
  Other...........................................................................       (329)      (259)
                                                                                    ---------  ---------
    Deferred Tax Liabilities......................................................     (3,630)    (3,144)
                                                                                    ---------  ---------
      Net Deferred Tax Liability..................................................  $  (2,719) $  (2,064)
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    The valuation allowance, which increased by $9 and $8 in 1998 and 1997, respectively, primarily relates to state net operating losses that may not be utilized during the carryforward period. Of the Net Deferred Tax Asset (Liability) at December 31, 1998 and 1997, $(207) and $(41), respectively, were current and $(2,512) and $(2,023), respectively, were noncurrent.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE J -- INCOME TAXES (CONTINUED)
    A reconciliation of the federal statutory income tax rate to BellSouth's effective tax rate follows:

                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Federal statutory tax rate.......................................................       35.0%      35.0%      35.0%
State income taxes, net of federal income tax benefit............................        3.0        3.9        3.7
Amortization of investment tax credits...........................................       (0.5)      (1.2)      (1.7)
Equity of unconsolidated subsidiaries............................................        0.6        1.6        1.6
Miscellaneous items, net.........................................................        0.6        0.4       (0.7)
                                                                                         ---        ---        ---
  Effective tax rate.............................................................       38.7%      39.7%      37.9%
                                                                                         ---        ---        ---
                                                                                         ---        ---        ---

NOTE K -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                                             1998       1997       1996
                                                                           ---------  ---------  ---------
CASH PAID FOR:
Income Taxes.............................................................  $   2,021  $   1,839  $   1,427
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------
Interest.................................................................  $     838  $     759  $     740
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

    In 1998, BellSouth contributed its ownership interests in certain domestic wireless operations to a new joint venture. As a result of the transaction, net assets were increased by approximately $300 with a corresponding increase to liabilities.

    In 1998 as well as in 1997, BellSouth began consolidating certain operations which had previously been accounted for under the equity method. Such consolidation resulted in an increase in assets of $519 and $375 (net of decreases of $228 and $225 in Investments and Advances), respectively, and corresponding increases in liabilities.

NOTE L -- SEGMENT INFORMATION

    BellSouth Corporation has four reportable operating segments: (1) wireline communications; (2) domestic wireless; (3) international operations; and (4) advertising and publishing. Wireline communications include local exchange and access services to business and residential customers in a nine-state region located in the Southeastern United States. Domestic wireless consists primarily of cellular and PCS businesses throughout BellSouth's nine-state wireline service region and in certain other markets. International operations include a variety of communications services, mainly wireless telephony, in areas within nine countries in Latin America, as well as China, Denmark, Germany, India and Israel. Advertising and publishing businesses publish, print and sell advertising in alphabetical and classified telephone directories. The operations of all other businesses which fall below the reporting thresholds are included in the "Other" segment below, and includes entities providing Internet access, wireless data, entertainment and various start-up operations.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE L -- SEGMENT INFORMATION (CONTINUED)

    BellSouth's reportable segments reflect strategic business units that offer different products and services and/or serve different customers. They are managed differently because each business requires different technologies and/or marketing strategies. BellSouth evaluates performance based on the net income, exclusive of certain intercompany and certain nonoperating items of each strategic business unit.

    The accounting policies underlying the reported segment data are the same as those described in the summary of significant accounting policies (see Note A). Generally, BellSouth accounts for intersegment sales and transfers as if the sales and transfers were to third parties at current market prices. Corporate and Eliminations includes intercompany eliminations as well as certain nonoperating items.

    The follow table provides information for each operating segment:

FOR THE YEAR ENDED DECEMBER 31, 1998

                             WIRELINE        DOMESTIC     INTERNATIONAL     ADVERTISING                  TOTAL      CORPORATE AND
                          COMMUNICATIONS     WIRELESS      OPERATIONS     AND PUBLISHING     OTHER     SEGMENTS     ELIMINATIONS
                        ------------------  -----------  ---------------  ---------------  ---------  -----------  ---------------
Operating Revenues:
  External revenues...      $   16,401       $   2,723      $   1,995        $   1,891     $     113   $  23,123      $      --
  Intersegment
    revenues..........             221               7             --               --           227         455           (455)
                              --------      -----------       -------          -------     ---------  -----------       -------
    Total Operating
      Revenues........          16,622           2,730          1,995            1,891           340      23,578           (455)
                              --------      -----------       -------          -------     ---------  -----------       -------
Operating Expenses:
  Depreciation &
    amortization......           3,363             513            357               25            94       4,352              5
  Other operating
    expense...........           8,387           1,843          1,404            1,017           607      13,258           (396)
                              --------      -----------       -------          -------     ---------  -----------       -------
    Total Operating
      Expenses........          11,750           2,356          1,761            1,042           701      17,610           (391)
                              --------      -----------       -------          -------     ---------  -----------       -------
Operating Income......           4,872             374            234              849          (361)      5,968            (64)
Interest Expense......             551              84             85                7            26         753             84
Gain on Sale of
  Operations..........              --              --             --               --            --          --            335
Other Income, net:
  Interest income.....               3              17             27               --            19          66            247
  Equity in earnings
    (losses) of
    unconsolidated
    subsidiaries......              --             165            (69)              (4)           --          92             --
  Other nonoperating
    items.............              --              (5)           (50)               9            46          --            (56)
                              --------      -----------       -------          -------     ---------  -----------       -------
Income Before Income
  Taxes...............           4,324             467             57              847          (322)      5,373            378
Provision for (Benefit
  from) Income
  Taxes...............           1,573             184            119              317          (112)      2,081            143
                              --------      -----------       -------          -------     ---------  -----------       -------
Segment Net Income....      $    2,751       $     283      $     (62)       $     530     $    (210)  $   3,292      $     235
                              --------      -----------       -------          -------     ---------  -----------       -------
                              --------      -----------       -------          -------     ---------  -----------       -------
Total Assets..........      $   23,916       $   6,540      $   4,449        $   1,288     $   1,273   $  37,466      $   1,944
                              --------      -----------       -------          -------     ---------  -----------       -------
                              --------      -----------       -------          -------     ---------  -----------       -------
Capital Expenditures..      $    3,512       $     692      $     710        $      36     $     253   $   5,203      $       9
                              --------      -----------       -------          -------     ---------  -----------       -------
                              --------      -----------       -------          -------     ---------  -----------       -------
Equity Method
  Investments.........      $       --       $   1,610      $     521        $      --     $      61   $   2,192      $     (44)
                              --------      -----------       -------          -------     ---------  -----------       -------
                              --------      -----------       -------          -------     ---------  -----------       -------


                         CONSOLIDATED
                        ---------------
Operating Revenues:
  External revenues...     $  23,123
  Intersegment
    revenues..........            --
                        ---------------
    Total Operating
      Revenues........        23,123
                        ---------------
Operating Expenses:
  Depreciation &
    amortization......         4,357
  Other operating
    expense...........        12,862
                        ---------------
    Total Operating
      Expenses........        17,219
                        ---------------
Operating Income......         5,904
Interest Expense......           837
Gain on Sale of
  Operations..........           335
Other Income, net:
  Interest income.....           313
  Equity in earnings
    (losses) of
    unconsolidated
    subsidiaries......            92
  Other nonoperating
    items.............           (56)
                        ---------------
Income Before Income
  Taxes...............         5,751
Provision for (Benefit
  from) Income
  Taxes...............         2,224
                        ---------------
Segment Net Income....     $   3,527
                        ---------------
                        ---------------
Total Assets..........     $  39,410
                        ---------------
                        ---------------
Capital Expenditures..     $   5,212
                        ---------------
                        ---------------
Equity Method
  Investments.........     $   2,148
                        ---------------
                        ---------------

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE L -- SEGMENT INFORMATION (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997

                             WIRELINE        DOMESTIC     INTERNATIONAL     ADVERTISING                  TOTAL      CORPORATE AND
                          COMMUNICATIONS     WIRELESS      OPERATIONS     AND PUBLISHING     OTHER     SEGMENTS     ELIMINATIONS
                        ------------------  -----------  ---------------  ---------------  ---------  -----------  ---------------
Operating Revenues:
  External revenues...      $   15,178       $   2,581      $     948        $   1,837     $      17   $  20,561      $      --
  Intersegment
    revenues..........             168               8             --                7           185         368           (368)
                              --------      -----------       -------          -------     ---------  -----------       -------
    Total Operating
      Revenues........          15,346           2,589            948            1,844           202      20,929           (368)
                              --------      -----------       -------          -------     ---------  -----------       -------
Operating Expenses:
  Depreciation &
    amortization......           3,332             446            126               22            33       3,959              5
  Other operating
    expense...........           7,826           1,731            758              967           312      11,594           (373)
                              --------      -----------       -------          -------     ---------  -----------       -------
    Total Operating
      Expenses........          11,158           2,177            884              989           345      15,553           (368)
                              --------      -----------       -------          -------     ---------  -----------       -------
Operating Income......           4,188             412             64              855          (143)      5,376             --
Interest Expense......             534              59             37                5            33         668             93
Gain on Sale of
  Operations..........              --              --             --               --            --          --            787
Other income, net:
  Interest income.....               4              13             15               --            59          91            101
  Equity in earnings
    (losses) of
    unconsolidated
    subsidiaries......              --             164           (220)              11          (197)       (242)            --
  Other nonoperating
    items.............              37              33             (4)               2            38         106            (37)
                              --------      -----------       -------          -------     ---------  -----------       -------
Income Before Income
  Taxes and
  Extraordinary
  Losses..............           3,695             563           (182)             863          (276)      4,663            758
Provision for (Benefit
  from) Income
  Taxes...............           1,372             230              5              320           (94)      1,833            318
Extraordinary Loss on
  Early Extinguishment
  of Debt, net of
  tax.................              (9)             --             --               --            --          (9)            --
                              --------      -----------       -------          -------     ---------  -----------       -------
Segment Net Income....      $    2,314       $     333      $    (187)       $     543     $    (182)  $   2,821      $     440
                              --------      -----------       -------          -------     ---------  -----------       -------
                              --------      -----------       -------          -------     ---------  -----------       -------
Total Assets..........      $   23,226       $   5,859      $   3,278        $   1,262     $   1,326   $  34,951      $   1,350
                              --------      -----------       -------          -------     ---------  -----------       -------
                              --------      -----------       -------          -------     ---------  -----------       -------
Capital Expenditures..      $    3,440       $     823      $     412        $      21     $     158   $   4,854      $       4
                              --------      -----------       -------          -------     ---------  -----------       -------
                              --------      -----------       -------          -------     ---------  -----------       -------
Equity Method
  Investments.........      $       --       $   1,338      $     693        $      --     $     112   $   2,143      $    (136)
                              --------      -----------       -------          -------     ---------  -----------       -------
                              --------      -----------       -------          -------     ---------  -----------       -------


                         CONSOLIDATED
                        ---------------
Operating Revenues:
  External revenues...     $  20,561
  Intersegment
    revenues..........            --
                        ---------------
    Total Operating
      Revenues........        20,561
                        ---------------
Operating Expenses:
  Depreciation &
    amortization......         3,964
  Other operating
    expense...........        11,221
                        ---------------
    Total Operating
      Expenses........        15,185
                        ---------------
Operating Income......         5,376
Interest Expense......           761
Gain on Sale of
  Operations..........           787
Other income, net:
  Interest income.....           192
  Equity in earnings
    (losses) of
    unconsolidated
    subsidiaries......          (242)
  Other nonoperating
    items.............            69
                        ---------------
Income Before Income
  Taxes and
  Extraordinary
  Losses..............         5,421
Provision for (Benefit
  from) Income
  Taxes...............         2,151
Extraordinary Loss on
  Early Extinguishment
  of Debt, net of
  tax.................            (9)
                        ---------------
Segment Net Income....     $   3,261
                        ---------------
                        ---------------
Total Assets..........     $  36,301
                        ---------------
                        ---------------
Capital Expenditures..     $   4,858
                        ---------------
                        ---------------
Equity Method
  Investments.........     $   2,007
                        ---------------
                        ---------------

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE L -- SEGMENT INFORMATION (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1996

                             WIRELINE        DOMESTIC     INTERNATIONAL     ADVERTISING                  TOTAL      CORPORATE AND
                          COMMUNICATIONS     WIRELESS      OPERATIONS     AND PUBLISHING     OTHER     SEGMENTS     ELIMINATIONS
                        ------------------  -----------  ---------------  ---------------  ---------  -----------  ---------------
Operating Revenues:
  External revenues...      $   14,624       $   2,204      $     547        $   1,651     $      14   $  19,040      $      --
  Intersegment
    revenues..........             152               3              7               --           123         285           (285)
                              --------      -----------       -------          -------     ---------  -----------       -------
    Total Operating
      Revenues........          14,776           2,207            554            1,651           137      19,325           (285)
                              --------      -----------       -------          -------     ---------  -----------       -------
Operating Expenses:
  Depreciation &
    amortization......           3,255             324             98               21            16       3,714              5
  Other operating
    expense...........           7,814           1,497            481              800           187      10,779           (237)
                              --------      -----------       -------          -------     ---------  -----------       -------
    Total Operating
      Expenses........          11,069           1,821            579              821           203      14,493           (232)
                              --------      -----------       -------          -------     ---------  -----------       -------
Operating Income......           3,707             386            (25)             830           (66)      4,832            (53)
Interest Expense......             552              41             28                3            --         624             97
Gain on Sale of
  Operations..........              --              --             --               --            --          --            442
Other income, net:
  Interest income.....               8               4             19                1            30          62            100
  Equity in earnings
    (losses) of
    unconsolidated
    subsidiaries......              --             195           (163)              23          (131)        (76)            --
  Other nonoperating
    items.............              12             (22)            11               (2)          (12)        (13)            35
                              --------      -----------       -------          -------     ---------  -----------       -------
Income Before Income
  Taxes...............           3,175             522           (186)             849          (179)      4,181            427
Provision for (Benefit
  from) Income
  Taxes...............           1,170             219              4              323           (63)      1,653             92
                              --------      -----------       -------          -------     ---------  -----------       -------
Segment Net Income....      $    2,005       $     303      $    (190)       $     526     $    (116)  $   2,528      $     335
                              --------      -----------       -------          -------     ---------  -----------       -------
                              --------      -----------       -------          -------     ---------  -----------       -------
Total Assets..........      $   23,038       $   5,294      $   1,369        $   1,226     $     767   $  31,694      $     874
                              --------      -----------       -------          -------     ---------  -----------       -------
                              --------      -----------       -------          -------     ---------  -----------       -------
Capital Expenditures..      $    3,206       $     985      $     177        $      28     $      55   $   4,451      $       4
                              --------      -----------       -------          -------     ---------  -----------       -------
                              --------      -----------       -------          -------     ---------  -----------       -------
Equity Method
  Investments.........      $       --       $   1,355      $     294        $      46     $     136   $   1,831      $    (155)
                              --------      -----------       -------          -------     ---------  -----------       -------
                              --------      -----------       -------          -------     ---------  -----------       -------


                         CONSOLIDATED
                        ---------------
Operating Revenues:
  External revenues...     $  19,040
  Intersegment
    revenues..........            --
                        ---------------
    Total Operating
      Revenues........        19,040
                        ---------------
Operating Expenses:
  Depreciation &
    amortization......         3,719
  Other operating
    expense...........        10,542
                        ---------------
    Total Operating
      Expenses........        14,261
                        ---------------
Operating Income......         4,779
Interest Expense......           721
Gain on Sale of
  Operations..........           442
Other income, net:
  Interest income.....           162
  Equity in earnings
    (losses) of
    unconsolidated
    subsidiaries......           (76)
  Other nonoperating
    items.............            22
                        ---------------
Income Before Income
  Taxes...............         4,608
Provision for (Benefit
  from) Income
  Taxes...............         1,745
                        ---------------
Segment Net Income....     $   2,863
                        ---------------
                        ---------------
Total Assets..........     $  32,568
                        ---------------
                        ---------------
Capital Expenditures..     $   4,455
                        ---------------
                        ---------------
Equity Method
  Investments.........     $   1,676
                        ---------------
                        ---------------

    Net revenues to external customers are based on the location of the customer. Geographic information as of December 31, 1998, 1997 and 1996 is as follows:

                                                                               UNITED
                                                                               STATES    INTERNATIONAL    TOTAL
                                                                              ---------  -------------  ---------
YEAR ENDED DECEMBER 31, 1998
  Revenues..................................................................  $  21,128    $   1,995    $  23,123
  Long-lived assets.........................................................     27,082        3,622       30,704

YEAR ENDED DECEMBER 31, 1997
  Revenues..................................................................  $  19,613    $     948    $  20,561
  Long-lived assets.........................................................     25,948        2,236       28,184

YEAR ENDED DECEMBER 31, 1996
  Revenues..................................................................  $  18,493    $     547    $  19,040
  Long-lived assets.........................................................     25,102        1,168       26,270

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE M -- FINANCIAL INSTRUMENTS

    The recorded amounts of cash and cash equivalents, temporary cash investments, bank loans and commercial paper approximate fair value due to the short-term nature of these instruments. The fair value for BellSouth Telecommunications long-term debt is estimated based on the closing market prices for each issue at December 31, 1998 and 1997. Fair value estimates for the Guarantee of ESOP Debt, Capital Funding long-term debt, foreign exchange contracts, foreign currency swaps and interest rate swaps are based on quotes from dealers. Since judgment is required to develop the estimates, the estimated amounts presented herein may not be indicative of the amounts that BellSouth could realize in a current market exchange.

    Following is a summary of financial instruments where the fair values differ from the recorded amounts as of December 31, 1998 and 1997:

                                                                          1998                      1997
                                                                ------------------------  ------------------------
                                                                              ESTIMATED                 ESTIMATED
                                                                 RECORDED       FAIR       RECORDED       FAIR
                                                                  AMOUNT        VALUE       AMOUNT        VALUE
                                                                -----------  -----------  -----------  -----------
BALANCE SHEET FINANCIAL INSTRUMENTS
  Long-Term Debt:
    BellSouth Telecommunications..............................   $   6,518    $   6,771    $   6,089    $   6,142
    Capital Funding...........................................       1,469        1,523        1,290        1,324
    Guarantee of ESOP Debt....................................         467          519          534          584
OFF BALANCE SHEET FINANCIAL INSTRUMENTS
  Interest Rate Swaps.........................................          --          (13)          --           (6)
  Foreign Exchange Forward Contracts..........................          --           --           --           (3)

    DERIVATIVE FINANCIAL INSTRUMENTS. BellSouth is, from time to time, party to currency swap agreements, interest rate swap agreements and foreign exchange forward contracts in its normal course of business for purposes other than trading. These financial instruments are used to mitigate foreign currency and interest rate risks, although to some extent they expose the company to market risks and credit risks. The credit risks associated with these instruments are controlled through the evaluation and continual monitoring of the creditworthiness of the counterparties. In the event that a counterparty fails to meet the terms of a contract or agreement, BellSouth's exposure is limited to the then current value of the currency rate or interest rate differential, not the full notional or contract amount. Such contracts and agreements have been executed with creditworthy financial institutions. As such, BellSouth considers the risk of nonperformance to be remote.

    CURRENCY SWAP. BellSouth entered into a currency swap in 1994 to hedge European Currency Units (ECU) 125,000,000 debt issued by Capital Funding. The currency swap and related debt mature in February 1999. At December 31, 1998, the net currency swap receivable, which equals the fair value of the swap, was $7 and the related net interest receivable was $7, both of which are included in accounts receivable in the Consolidated Balance Sheets at December 31, 1998.

    INTEREST RATE SWAPS. BellSouth enters into interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. As of December 31, 1998 and 1997, BellSouth was a party to various interest rate swaps with an aggregate notional amount of $920. Under swap agreements, BellSouth paid fixed rates averaging 6.11% and 7.13% at December 31, 1998 and 1997 and received variable rates averaging 5.54% and 5.69% at December 31, 1998 and 1997, respectively. BellSouth also paid variable rates averaging 5.69% and

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE M -- FINANCIAL INSTRUMENTS (CONTINUED) received fixed rates averaging 6.00% at December 31, 1998. The swaps mature at dates ranging from 2001 to 2002.

    OTHER. BellSouth has also issued letters of credit and financial guarantees which approximate $523 at December 31, 1998. Of this total, $360 represents the U.S. Dollar equivalent of the outstanding debt of E-Plus (a partially-owned wireless communications company located in Germany) guaranteed by BellSouth. BellSouth has agreed to guarantee E-Plus borrowings up to a U.S. Dollar equivalent of $422 (705 million German Marks) at December 31, 1998. Since there is no market for the instruments, it is not practicable to estimate their fair value.

    CONCENTRATIONS OF CREDIT RISK. Financial instruments which potentially subject BellSouth to credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to these receivables, other than those from long distance carriers, are limited due to the composition of the customer base, which includes a large number of individuals and businesses. At December 31, 1998 and 1997, approximately $472 and $485, respectively, of trade accounts receivable were from long distance carriers.

NOTE N -- COMMITMENTS AND CONTINGENCIES

    LEASES. BellSouth has entered into operating leases for facilities and equipment used in operations. Rental expense under operating leases was $242, $273 and $269 for 1998, 1997 and 1996, respectively. Capital leases currently in effect are not significant.

    The following table summarizes the approximate future minimum rentals under noncancelable operating leases in effect at December 31, 1998:

                                          1999  2000  2001  2002  2003   THEREAFTER   TOTAL
                                          ----  ----  ----  ----  ----   ----------   ------
Minimum rentals.........................  $212  $197  $181  $168  $148      $663      $1,569
                                          ----  ----  ----  ----  ----     -----      ------
                                          ----  ----  ----  ----  ----     -----      ------

    OUTSIDE PLANT. BellSouth currently self-insures all of its outside plant against casualty losses. The net book value of outside plant was $7,234 and $7,408 at December 31, 1998 and 1997, respectively. Such outside plant, located in the nine Southeastern states served by BellSouth Telecommunications, is susceptible to damage from severe weather conditions and other perils, including hurricanes.

    OUTSOURCING CONTRACTS. Beginning in 1997, BellSouth Telecommunications contracted with various entities to outsource the performance of certain engineering functions, as well as its information technology operations and application development. These contracts expire at various dates through 2008, are generally renewable, and are cancelable upon the payment of additional fees or for nonperformance. Future minimum payments for these contracts range from $400 to $625 annually over the next nine years.

    RECIPROCAL COMPENSATION. Following the enactment of the Telecommunications Act of 1996, BellSouth Telecommunications and various competitive local exchange carriers (CLECs) entered into interconnection agreements providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous CLECs claim entitlement from BellSouth Telecommunications for compensation associated with dial-up calls originating on BellSouth Telecommunications' network and connecting with Internet service providers
(ISPs) served by the CLECs' networks. BellSouth Telecommunications has

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE N -- COMMITMENTS AND CONTINGENCIES (CONTINUED) maintained that, because the Federal Communications Commission (FCC) has previously determined that Internet calls over dedicated lines are jurisdictionally interstate, dial-up calls to ISPs are not local calls for which terminating compensation is due under the interconnection agreements. The courts and state commissions that have considered the matter have ruled that such calls invoke the reciprocal compensation obligation. The FCC has indicated that it would release an order in which it would address the jurisdictional nature of switched ISP traffic. BellSouth Telecommunications believes that it has a good basis for its claims that such reciprocal compensation is not owed to the CLECs. However, at December 31, 1998, BellSouth Telecommunications' exposure related to unrecorded amounts withheld from CLECs was approximately $135, including accrued interest.

    OTHER CLAIMS. BellSouth and its subsidiaries are subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. BellSouth Telecommunications is also subject to claims attributable to predivestiture events involving environmental liabilities, rates, taxes, contracts and torts. Certain contingent liabilities for predivestiture events are shared with AT&T Corp.

    While complete assurance cannot be given as to the outcome of any legal claims, BellSouth believes that any financial impact would not be material to its results of operations, financial position or cash flows.

NOTE O -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included. The results for fourth quarter 1998 include a pretax gain of $180 ($110 after tax) on the sale of BellSouth's operation in New Zealand as well as additional income of $102 ($62 after tax) which resulted from the early repayment of a loan. First quarter 1998 results include a pretax gain of $155 ($96 after tax) resulting from additional proceeds from the sale of ITT World Directories. The results for third quarter 1997 include pretax gains on sales of operations of $787, which increased net income by $480.

                                                                 FIRST     SECOND      THIRD     FOURTH
                                                                QUARTER    QUARTER    QUARTER    QUARTER
                                                               ---------  ---------  ---------  ---------
1998
Operating Revenues...........................................  $   5,426  $   5,664  $   5,865  $   6,168
Operating Income.............................................  $   1,454  $   1,434  $   1,463  $   1,553
Net Income...................................................  $     892  $     818  $     814  $   1,003
Earnings Per Share--Basic and Diluted(a).....................  $     .45  $     .41  $     .41  $     .51

1997
Operating Revenues...........................................  $   4,845  $   4,923  $   5,193  $   5,600
Operating Income.............................................  $   1,353  $   1,224  $   1,346  $   1,453
Net Income...................................................  $     693  $     654  $   1,185  $     729
Earnings Per Share--Basic and Diluted(a).....................  $     .35  $     .33  $     .60  $     .37

------------------------

(a) Due to rounding, the sum of quarterly EPS amounts may not agree to year-to-date EPS amounts.

                             BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE P -- SUBSEQUENT EVENT

    BellSouth holds equity interests in two wireless communications consortia in Brazil, which are accounted for under the equity method of accounting. At December 31, 1998, the Brazilian operations had incurred approximately $2,300 in U.S. Dollar-denominated liabilities. During January 1999 the Brazilian government allowed its currency to trade freely against other currencies resulting in an immediate devaluation of the Brazilian Real. For January 1999, the latest internal financial reporting period, BellSouth will recognize a foreign exchange rate loss resulting from the devaluation of approximately $364 through recording its share of equity in earnings of its Brazilian equity investments. The aforementioned exchange loss is subject to further upward or downward adjustment based on fluctuations in the U.S. Dollar/Brazilian Real exchange rate.

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

    The additional information required by these items will be included in the registrant's definitive proxy statement dated March 9, 1999 as follows, and is herein incorporated by reference pursuant to General Instruction G(3):

                                                                                                    PAGE(S) IN
                                                                                                    DEFINITIVE
                                                                                                       PROXY
      ITEM                                         DESCRIPTION                                       STATEMENT
-----------------  ----------------------------------------------------------------------------  -----------------
       10.         Directors and Executive Officers of the Registrant..........................         4-7
       11.         Executive Compensation......................................................    10-11; 19*-25
       12.         Security Ownership of Certain Beneficial
                    Owners and Management......................................................        2; 12
       13.         Certain Relationships and Related Transactions..............................          7

------------------------

    *   Beginning with "Compensation Committee Interlocks and Insider
       Participation"

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                     PAGE(S) IN THIS
                                                                                                        FORM 10-K
                                                                                                   -------------------
a. Documents filed as a part of the report:
    (1) Financial Statements:
        Report of Independent Accountants........................................................              45
        Consolidated Statements of Income........................................................              46
        Consolidated Balance Sheets..............................................................              47
        Consolidated Statements of Cash Flows....................................................              48
        Consolidated Statements of Shareholders' Equity and Comprehensive Income.................              49
        Notes to Consolidated Financial Statements...............................................              50
    (2) Financial statement schedules have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.
    (3) Exhibits: Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. All management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K
        Report pursuant to Item 14(c) are filed as Exhibits 10a through 10dd inclusive.

 EXHIBIT
 NUMBER
---------
 3a        Amended Articles of Incorporation of BellSouth Corporation as of April 27, 1998. (Exhibit 3a to Form
           10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
 3b        Bylaws of BellSouth Corporation as Amended on November 23, 1998.
 4         BellSouth Corporation Shareholder Rights Agreement. (Exhibit 4-b to Form 8-K. Date of report November
           27, 1989.)
 4a        No instrument which defines the rights of holders of long and intermediate term debt of BellSouth
           Corporation is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, BellSouth Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.
10a        BellSouth Corporation Officer Short Term Incentive Award Plan. (Exhibit 10y to Form 10-Q for the quarter ended September 30, 1996, File No. 1-8607.)
10b        BellSouth Corporation Executive Long Term Incentive Plan. (Exhibit 10e to Form 10-K for the year ended
           December 31, 1991, File No. 1-8607.)
10c        BellSouth Corporation Executive Long Term Disability and Survivor Protection Plan as amended and restated effective January 1, 1994. (Exhibit 10c-1 to Form 10-K for the year ended December 31, 1993,
           File No. 1-8607.)
10d        BellSouth Corporation Executive Transfer Plan. (Exhibit 10ee to Registration Statement No. 2-87846.)
10e        BellSouth Corporation Death Benefit Program. (Exhibit 10ff to Form 10-K for the year ended December 31,
           1989, File No. 1-8607.)
10f        BellSouth Corporation Plan For Non-Employee Directors' Travel Accident Insurance. (Exhibit 10ii to
           Registration Statement No. 2-87846.)
10g        BellSouth Corporation Executive Incentive Award Deferral Plan as amended and restated effective
           September 23, 1996. (Exhibit 10g to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10h        BellSouth Corporation Nonqualified Deferred Compensation Plan as amended and restated effective November
           25, 1996. (Exhibit 10h to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10i        BellSouth Corporation Supplemental Executive Retirement Plan as amended on March 23, 1998. (Exhibit 10i to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10j        BellSouth Corporation Directors Retirement Plan. (Exhibit 10qq to Form 10-K for the year ended December
           31, 1986, File No. 1-8607.)
10k        BellSouth Corporation Financial Counseling Plan. (Exhibit 10r to Form 10-K for the year ended December
           31, 1992, File No. 1-8607.)

 EXHIBIT
 NUMBER
---------
10k-1      Amendment dated November 3, 1995 to the BellSouth Corporation Financial Counseling Plan for Executives.
           (Exhibit 10l-1 to Form 10-K for the year ended December 31, 1995, File No. 1-8607.)
10l        BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors. (Exhibit 10gg to
           Registration Statement No. 2-87846.)
10m        BellSouth Corporation Executive Life Insurance Plan as amended and restated as the BellSouth
           Split-Dollar Life Insurance Plan, effective August 31, 1998.
10n        BellSouth Corporation Non-Employee Director Stock Plan. (Exhibit 10z to Form 10-Q for the quarter ended
           March 31, 1997, File No. 1-8607.)
10o        Form of Executive Officer Successor and Retirement Agreement. (Exhibit 10aa to Form 10-Q for the quarter ended September 30, 1996, File No. 1-8607.)
10p        BellSouth Non-Employee Directors Charitable Contribution Program. (Exhibit 10z to Form 10-K for the year ended December 31, 1992, File No. 1-8607.)
10q        BellSouth Personal Retirement Account Pension Plan, as amended and restated effective January 1, 1998.
10q-1      Amendment dated December 22, 1998 to the BellSouth Personal Retirement Account Pension Plan.
10r        BellSouth Corporation Trust Under Executive Benefit Plan(s) as amended April 28, 1995. (Exhibit 10u-1 to
           Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10r-1      Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Executive Benefit Plan(s).
           (Exhibit 10s-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10s        BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) as amended April 28, 1995.
           (Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10s-1      Amendment dated May 23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit
           Plan(s). (Exhibit 10t-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10t        BellSouth Corporation Trust Under Board of Directors Benefit Plan(s) as amended April 28, 1995. (Exhibit
           10w-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10t-1      Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Board Directors Benefit Plan(s).
           (Exhibit 10u-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10u        BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s) as amended April 28,
           1995. (Exhibit 10x-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10u-1      Amendment dated May 23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Board of Directors
           Benefit Plan(s). (Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10v        BellSouth Corporation Stock Plan as amended on September 23, 1996 and November 24, 1996. (Exhibit 10v to
           Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10w        BellSouth Retirement Savings Plan as amended and restated effective July 1, 1996. (Exhibit 10x to Form
           10-Q for the quarter ended September 30, 1996, File No. 1-8607.)
10w-1      Amendment dated February 18, 1997 to the BellSouth Retirement Savings Plan. (Exhibit 10w-1 to Form 10-Q
           for the quarter ended March 31, 1997, File No. 1-8607.)

 EXHIBIT
 NUMBER
---------
10w-2      Amendment dated June 24, 1997 to the BellSouth Retirement Savings Plan. (Exhibit 10w-2 to Form 10-Q/A
           for the quarter ended June 30, 1997, File No. 1-8607.)
10w-3      Amendment dated May 5, 1998 to the BellSouth Retirement Savings Plan. (Exhibit 10w-3 to Form 10-Q for
           the quarter ended March 31, 1998, File No. 1-8607.)
10w-4      Amendment dated December 23, 1998 to the BellSouth Retirement Savings Plan.
10x        BellSouth Corporation Officer Estate Enhancement Plan and Agreement. (Exhibit 10x to Form 10-K for the
           year ended December 31, 1996, File No. 1-8607.)
10y        BellSouth Change in Control Executive Severance Agreements. (Exhibit 10y to Form 10-K for the year ended
           December 31, 1996, File No. 1-8607.)
10z        BellSouth Compensation Deferral Plan as amended and restated effective October 1, 1997. (Exhibit 10z to
           Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10aa       BellSouth Employee Stock Investment Plan. (Exhibit 10aa to Form 10-Q for the quarter ended March 31,
           1998, File No. 1-8607.)
10aa-1     Amendment dated November 27, 1996 to the BellSouth Employee Stock Investment Plan. (Exhibit 10aa-1 to
           Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10aa-2     Amendment dated March 21, 1997 to the BellSouth Employee Stock Investment Plan. (Exhibit 10aa-2 to Form
           10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10aa-3     Amendment dated May 5, 1998 to the BellSouth Employee Stock Investment Plan. (Exhibit 10aa-3 to Form
           10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10bb       BellSouth Officer Motor Vehicle Policy. (Exhibit 10bb to Form 10-Q for the quarter ended March 31, 1998,
           File No. 1-8607.)
10cc       BellSouth Supplemental Life Insurance Plan, as amended and restated effective August 31, 1998.
10dd       Agreement with Chief Executive Officer.
11         Computation of Earnings Per Share.
12         Computation of Ratio of Earnings to Fixed Charges.
21         Subsidiaries of BellSouth.
24         Powers of Attorney.
27         Financial Data Schedule.
99a        Annual report on Form 11-K for BellSouth Retirement Savings Plan for the fiscal year ended December 31,
           1998 (to be filed as an amendment hereto within 180 days of the end of the period covered by this report.)

99b        Annual report on Form 11-K for BellSouth Savings and Security ESOP Plan for the
           fiscal year ended December 31, 1998 (to be filed as an amendment hereto within 180 days of the end of the period covered by this report.)

b. Reports on Form 8-K:

   DATE OF EVENT                                   SUBJECT
--------------------  ------------------------------------------------------------------
January 20, 1999      BellSouth Recognizes Brazilian Currency Devaluation
January 25, 1999      Fourth Quarter 1998 Earnings Release

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

                                          BELLSOUTH CORPORATION

                                            /s/ W. PATRICK SHANNON
     ---------------------------------------------------------------------------

                                          W. Patrick Shannon
                                          VICE PRESIDENT AND CONTROLLER
                                          February 24, 1999

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

PRINCIPAL EXECUTIVE OFFICER:
F. Duane Ackerman*
CHAIRMAN OF THE BOARD,
PRESIDENT AND CHIEF EXECUTIVE OFFICER

PRINCIPAL FINANCIAL OFFICER:
Ronald M. Dykes*
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

PRINCIPAL ACCOUNTING OFFICER:
W. Patrick Shannon*
VICE PRESIDENT AND CONTROLLER

DIRECTORS:
F. Duane Ackerman*                             John G. Medlin, Jr.*
Reuben V. Anderson*                            Leo F. Mullin*
James H. Blanchard*                            Robin B. Smith*
J. Hyatt Brown*                                C. Dixon Spangler, Jr.*
Armando M. Codina*                             William S. Stavropoulos*
Phyllis Burke Davis*                           Ronald A. Terry*
Kathleen F. Feldstein*                         J. Tylee Wilson*

                                               *By: /s/ W. PATRICK SHANNON
                                               ---------------------------------

                                                 W. Patrick Shannon
                                       (INDIVIDUALLY AND AS ATTORNEY-IN-FACT)
                                                 February 24, 1999

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We consent to the incorporation by reference of our report, dated February 3, 1999, on our audits of the consolidated financial statements of BellSouth Corporation as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, which report is included in this Annual Report on Form 10-K, in the following Registration Statements:

    - Form S-3 (File No. 33-51449),

    - Form S-3 (File No. 33-63173),

    - Form S-3 (File No. 333-21233),

    - Form S-3 (File No. 333-31301),

    - Form S-3 (File No. 333-45607),

    - Form S-8 (File No. 33-38265),

    - Form S-8 (File No. 33-38264),

    - Form S-8 (File No. 33-49459),

    - Form S-8 (File No. 333-13783),

    - Form S-8 (File No. 333-49045),

    - Form S-8 (File No. 333-49047),

    - Form S-8 (File No. 333-49169).

                                          /s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 24, 1999