Form 10-Q
period 1999-03-31
BELLSOUTH CORP
filed 1999-05-12
CIK 732713

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D. C. 20549


                                           FORM 10-Q
            (Mark One)

                     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended March 31, 1999

                                              OR

                     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the transition period from to


                                 Commission file number 1-8607


                                     BELLSOUTH CORPORATION
                    (Exact name of registrant as specified in its charter)


                   Georgia                                   58-1533433
           (State of Incorporation)                         (I.R.S. Employer
                                                         Identification Number)


     1155 Peachtree Street, N. E.,                             30309-3610
            Atlanta, Georgia                                   (Zip Code)
  (Address of principal executive offices)

                   Registrant's telephone number 404 249-2000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

At April 30, 1999, 1,894,062,053 common shares were outstanding.

                                                  Table of Contents


   Item                                                                     Page
                                                       Part I
     1.      Financial Statements
                Consolidated Statements of Income ........................    3
                Consolidated Balance Sheets ..............................    4
                Consolidated Statements of Cash Flows ....................    5
                Consolidated Statements of Shareholders' Equity
                   and Comprehensive Income ..............................    6
                Notes to Consolidated Financial Statements ...............    8

    2.       Management's Discussion and Analysis of Results of
                Operations and Financial Condition .......................   13

    3.       Qualitative and Quantitative Disclosures about Market Risk ..   25

                                                       Part II
    6.       Exhibits and Reports on Form 8-K ............................   27

 PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                                                  BELLSOUTH CORPORATION
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (Unaudited)
                                         (In Millions, Except Per Share Amounts)

                                                                  For the Three Months
                                                                     Ended March 31,
                                                                 1999              1998
Operating Revenues:
   Wireline communications:
      Local service .....................................            $2,654             $2,414
      Network access ....................................             1,191              1,151
      Long distance .....................................               150                175
      Other wireline ....................................               280                236
        Total wireline communications ...................             4,275              3,976
   Domestic wireless ....................................               744                644
   International operations .............................               561                452
   Advertising and publishing ...........................               343                336
   Other ................................................                50                 18
      Total Operating Revenues...........................             5,973              5,426

Operating Expenses:
   Operational and support expenses .....................             3,253              2,929
   Depreciation and amortization ........................             1,113              1,043
     Total Operating Expenses ...........................             4,366              3,972

Operating Income ........................................             1,607              1,454

Interest Expense ........................................               226                190
Gain on Sale of Operations ..............................                --                155
Net Equity in Earnings (Losses) of
   Unconsolidated Businesses ............................              (266)                11
Other Income, net .......................................                59                 17

Income Before Income Taxes ..............................             1,174              1,447
Provision for Income Taxes ..............................               559                555

     Net Income .........................................            $  615              $ 892

Weighted-Average Common Shares
  Outstanding (Note C):
   Basic ................................................             1,932              1,983
   Diluted ..............................................             1,951              1,993
Dividends Declared Per Common Share .....................             $ .19              $ .18
Earnings Per Share:
   Basic ................................................             $ .32              $ .45
   Diluted ..............................................             $ .32              $ .45


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                  BELLSOUTH CORPORATION
                                               CONSOLIDATED BALANCE SHEETS
                                         (In Millions, Except Per Share Amounts)

                                                                                                    March 31,         December 31,
                                                                                                       1999               1998
                                                                                                   (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents ................................................................                $1,779           $ 3,003
 Temporary cash investments ...............................................................                   209               184
 Accounts receivable, net of allowance for uncollectibles of $246 and $251 ................                 4,450             4,629
 Material and supplies ....................................................................                   426               431
 Other current assets .....................................................................                   526               459
   Total Current Assets ...................................................................                 7,390             8,706

Investments and Advances ..................................................................                 2,515             2,861

Property, Plant and Equipment .............................................................                58,944            57,974
Less: accumulated depreciation ............................................................                34,874            34,034
   Property, Plant and Equipment, net .....................................................                24,070            23,940

Deferred Charges and Other Assets .........................................................                 1,066             1,028
Intangible Assets, net ....................................................................                 3,134             2,875

Total Assets ..............................................................................               $38,175           $39,410

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Debt maturing within one year ............................................................                $4,570            $3,454
 Accounts payable .........................................................................                 1,492             2,219
 Other current liabilities ................................................................                 3,863             3,477
   Total Current Liabilities ..............................................................                 9,925             9,150

Long-Term Debt ............................................................................                 8,406             8,715

Noncurrent Liabilities:
 Deferred income taxes ....................................................................                 2,656             2,512
 Unamortized investment tax credits .......................................................                   157               167
 Other noncurrent liabilities  ............................................................                 2,629             2,756
   Total Noncurrent Liabilities ...........................................................                 5,442             5,435


Shareholders' Equity:
 Common stock, $1 par value (4,400 shares authorized; 1,907 and 1,950
    shares outstanding) ...................................................................                 2,020             2,020
 Paid-in capital ..........................................................................                 6,766             6,766
 Retained earnings ........................................................................                 9,718             9,479
 Accumulated other comprehensive income ...................................................                  (222)              (64)
 Shares held in trust and treasury ........................................................                (3,577)           (1,752)
 Guarantee of ESOP debt....................................................................                  (303)             (339)
   Total Shareholders' Equity .............................................................                14,402            16,110

Total Liabilities and Shareholders' Equity ................................................               $38,175           $39,410


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                   BELLSOUTH CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)
                                                       (In Millions)
                                                                                                             For the Three Months
                                                                                                               Ended March 31,
                                                                                                           1999               1998
        Cash Flows from Operating Activities:
         Net income ......................................................................                $ 615               $ 892
         Adjustments to net income:
             Depreciation and amortization ...............................................                1,113               1,043
             Gain on sale of operations ..................................................                   --                (155)
             Net equity in losses (earnings) of unconsolidated businesses  ...............                  266                 (11)
             Provision for uncollectibles ................................................                   84                  76
             Deferred income taxes and unamortized investment tax credits ................                  104                 (16)
             Dividends received from unconsolidated businesses............................                   14                  48
         Net change in:
             Accounts receivable and other current assets ................................                  (11)                 88
             Accounts payable and other current liabilities ..............................                 (308)                 30
             Deferred charges and other assets ...........................................                 (128)                 (9)
             Other liabilities and deferred credits ......................................                 (113)                 46
         Other reconciling items, net ....................................................                    6                  24
             Net cash provided by operating activities ...................................                1,642               2,056

        Cash Flows from Investing Activities:
         Capital expenditures ............................................................               (1,387)             (1,226)
         Purchases of licenses and other intangible assets ...............................                  (38)               (105)
         Proceeds from sale of operations ................................................                   --                 155
         Proceeds from disposition of short-term investments .............................                  181                  19
         Purchases of short-term investments .............................................                 (205)                (11)
         Investments in and advances to unconsolidated businesses ........................                  (55)               (483)
         Proceeds from repayment of loans and advances....................................                   15                   1
         Other investing activities, net .................................................                   11                  57
             Net cash used for investing activities ......................................               (1,478)             (1,593)

        Cash Flows from Financing Activities:
         Net borrowings (repayments) of short-term debt ..................................                  982                (499)
         Proceeds from long-term debt ....................................................                    6                 231
         Repayments of long-term debt ....................................................                 (181)               (199)
         Dividends paid ..................................................................                 (371)               (357)
         Purchase of treasury shares .....................................................               (1,841)                (80)
         Other financing activities, net .................................................                   17                  (9)
             Net cash used for financing activities ......................................               (1,388)               (913)

        Net Decrease in Cash and Cash Equivalents ........................................               (1,224)               (450)
        Cash and Cash Equivalents at Beginning of Period .................................                3,003               2,570
        Cash and Cash Equivalents at End of Period .......................................               $1,779             $ 2,120



   The accompanying notes are an integral part of these consolidated financial statements.

                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 AND COMPREHENSIVE INCOME
                                                        (Unaudited)
                                                       (In Millions)

                                                                 For the Three Months Ended March 31, 1999

                                  Number of Shares                                      Amount

                                 ------------------------ --------------------------------------------------------------------------
                                                                                        Accum.
                                             Shares                                      Other      Shares     Guarantee
                                             Held In                                    Compre-    Held In       of ESOP
                                 Common     Trust and    Common    Paid-in   Retained   hensive   Trust and       Debt
                                 Stock      Treasury      Stock    Capital   Earnings   Income     Treasury                Total
                                               (a)                                                   (a)
Balance at December
   31, 1998 ................         2,020        (70)      $2,020    $6,766     $9,479     $(64)     $(1,752)      $(339)  $16,110

Net income .................                                                        615                                         615

Other comprehensive income, net of tax:

  Foreign currency
   translation adjustment ..                                                                (158)                              (158)

Total comprehensive income .                                                                                                    457

Dividends declared .........                                                       (369)                                       (369)

Share issuances for
  employee benefit plans ...                                                        (10)                    20                   10

Purchase of treasury
  stock ....................                      (43)                                                  (1,841)              (1,841)

Purchase of stock by
  grantor trust ............                                                                                (4)                  (4)

ESOP activities and
  related tax benefit ......                                                          3                                36        39
                                     -----        ----      ------    ------     ------       ---       ------      ------  -------
Balance at March 31, 1999 ..         2,020       (113)      $2,020    $6,766     $9,718    $(222)     $(3,577)      $(303)  $14,402




     (a) Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of March 31, 1999, there were approximately
35.7 shares held in trust and 76.9 shares held in treasury.


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

                                                   BELLSOUTH CORPORATION
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 AND COMPREHENSIVE INCOME
                                                        (Unaudited)
                                                       (In Millions)

                                                                 For the Three Months Ended March 31, 1998

                                  Number of Shares                                      Amount

                                 ------------------------ --------------------------------------------------------------------------
                                                                                       Accum.
                                             Shares                                     Other     Shares     Guarantee
                                             Held In                                   Compre-   Held In       of ESOP
                                 Common     Trust and    Common    Paid-in  Retained   hensive  Trust and       Debt
                                 Stock      Treasury      Stock    Capital  Earnings   Income    Treasury                   Total
                                                (a)                                                 (a)
Balance at December
  31, 1997 ..................      1,010        (18)      $1,010    $7,714    $7,382      $ 36      $(575)      $(402)     $15,165

Net income ..................                                                    892                                           892

Other comprehensive income, net of tax:

  Foreign currency
    translation adjustment ..                                                               4                                    4

Total comprehensive income ..                                                                                                  896

Dividends declared ..........                                                   (357)                                         (357)

Share issuances for
  employee benefit plans ....                                          (13)                            32                       19

Acquisition-related
  transactions ..............                      1                     5                             33                       38

Purchase of treasury
  stock .....................                     (2)                                                 (80)                     (80)

Purchase of stock
  by grantor trust ..........                                                                         (24)                     (24)

ESOP activities and
  related tax benefit .......                                                      2                                33          35
                                    -----        ----    --------  --------    ------       ---      ------      ------     -------
Balance at March 31, 1998 ...      1,010         (19)      $1,010    $7,706    $7,919       $40      $(614)      $(369)    $15,692


     (a) Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of March 31, 1998, there were approximately
17.6 shares held in trust and 1.6 shares held in treasury.

   The accompanying notes are an integral part of these consolidated financial statements.

                                         BELLSOUTH CORPORATION
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (Unaudited)
                                        (Dollars In Millions)

Note A - Preparation of Interim Financial Statements

     In this report, BellSouth Corporation and its subsidiaries are referred to as "we" or "BellSouth."

     The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of our significant accounting policies and other information, you should read this report in conjunction with the consolidated financial statements included in our latest annual report on Form 10-K.

     Certain amounts have been reclassified within the prior year's information to conform to the current year's presentation.

Note B - New Accounting Pronouncements

     In the first quarter of 1999, we adopted a new accounting standard (SOP 98-1) related to the capitalization of certain costs for internal-use software development. Adoption of the new standard resulted in an increase in earnings as a result of the capitalization of costs which had previously been expensed. The first quarter impact was an increase in income before income taxes of $108 and net income of $65 or $.03 per share. The adoption also changed the classification of these expenditures in the consolidated statements of cash flows from operating to investing activities.


Note C -  Earnings Per Share

     Prior period amounts related to weighted-average common shares and dividends declared per common share have been adjusted for the two-for-one-stock split which occurred in December 1998. The following is a reconciliation of the weighted-average share amounts (in millions) used in calculating earnings per share:

                                             For the Three Months
                                               Ended March 31,
                                              1999         1998
Basic common shares outstanding ........     1,932        1,983
Incremental shares from stock options ..        19           10
Diluted common shares outstanding ......     1,951        1,993

     The earnings amounts used for per share calculations are the same for both the basic and diluted methods.

                               BELLSOUTH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    (Unaudited)
                               (Dollars In Millions)


Note D - Segment Information

     We have four reportable  operating segments:  (1) Wireline  communications;
(2) Domestic wireless; (3) International operations; and (4) Advertising and publishing. We have included the operations of all other businesses falling below the reporting threshold in the "Other" segment. The "reconciling items" shown below include Corporate Headquarters and capital funding activities, intercompany eliminations and other nonoperating items. The following table provides information for each operating segment:


                                                First Quarter            %
                                               1999         1998       Change
Wireline communications
External revenues .......................    $ 4,275       $ 3,976          7.5
Intersegment revenues ...................         48            44          9.1
  Total revenues ........................    $ 4,323       $ 4,020          7.5
Operating income ........................    $ 1,413       $ 1,223         15.5
Segment net income ......................    $   801       $   683         17.3

Domestic wireless
External revenues .......................    $   744       $   644         15.5
Intersegment revenues ...................          4             2          N/M*
  Total revenues ........................    $   748       $   646         15.8
Operating income ........................    $    87       $    91         (4.4)
Net equity in earnings (losses) of
  unconsolidated  businesses ............    $    31       $    35        (11.4)
Segment net income ......................    $    60       $    69        (13.0)

International operations
External revenues .......................    $   561       $   452         24.1
Intersegment revenues ...................         --            --           --
  Total revenues ........................    $   561       $   452         24.1
Operating income ........................    $    51       $    51           --
Net equity in earnings (losses) of
  unconsolidated  businesses ............    $    (13)     $   (21)        38.1
Segment net loss ........................    $    (20)     $    (5)         N/M

Advertising and publishing
External revenues .......................    $   343       $   336          2.1
Intersegment revenues ...................          3             2          N/M
  Total revenues ........................    $   346       $   338          2.4
Operating income ........................    $   140       $   137          2.2
Net equity in earnings (losses) of
  unconsolidated  businesses ............    $    (1)      $    --          N/M
Segment net income ......................    $    84       $    86         (2.3)



*  Not Meaningful

                                     BELLSOUTH CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                          (Unaudited)
                                     (Dollars In Millions)

Note D - Segment Information (continued)

                                                  First Quarter             %
                                                 1999         1998        Change

Other
External revenues ...........................     $  50       $  18         N/M
Intersegment revenues .......................        70          54        29.6
  Total revenues ............................     $ 120       $  72        66.7
Operating loss ..............................     $ (84)      $ (64)      (31.3)
Net equity in earnings (losses) of
  unconsolidated  businesses ................     $   1       $  (3)        N/M
Segment net loss ............................     $ (57)      $ (40)      (42.5)

Reconciling items
External revenues ...........................     $  --       $  --         N/M
Intersegment revenues .......................      (125)       (102)      (22.5)
  Total revenues ............................     $(125)      $(102)      (22.5)
Operating income ............................     $  --       $  11         N/M
Net equity in earnings (losses) of
  unconsolidated  businesses
  (Note E) ..................................     $(284)      $  --         N/M
Segment net (loss) income ...................     $(253)      $  99         N/M


Note E -  Devaluation of Brazilian Currency

     We hold equity interests in two wireless communications operations in Brazil. During January 1999, the government of Brazil allowed its currency to trade freely against other currencies. As a result, the Brazilian Real experienced a devaluation against the US Dollar. The devaluation resulted in the entities recording exchange losses related to their net US Dollar-denominated liabilities. Our share of the foreign exchange rate losses for the first quarter was $280.

     These exchange losses are subject to further upward or downward adjustment based on fluctuations in the exchange rates between the US Dollar and the Brazilian Real.

Note F -  Gain on Sale of Operations

     In 1997, we sold our 20% interest in ITT World Directories (ITTWD) to ITT Corporation (ITT). The sale agreement contained provisions that called for additional sales proceeds to be paid to us in the event that ITT subsequently resold ITTWD above a certain price. As a result of ITT's subsequent sale of ITTWD, we received additional proceeds that resulted in a pretax gain of $155 ($96 after tax) in the first quarter of 1998.

Note G - Lease of Communications Towers

     In March 1999, we signed a preliminary agreement with Crown Castle International, Inc. (Crown) for the lease of approximately 1,850 of our wireless communications towers in exchange for $610, to be paid in a combination of cash and Crown common stock. We will retain, outside of the leases, a portion of the towers for use in operating our wireless network. Under the definitive agreement, Crown will manage, maintain and remarket the remaining space on the towers. In addition, we agreed to enter into a five-year, build-to-suit agreement with Crown covering up to 500 towers.

                                  BELLSOUTH CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                       (Unaudited)
                                  (Dollars In Millions)

Note H - Supplemental Cash Flow Information

                                                      For the Three Months
                                                         Ended March 31,
                                                        1999          1998

Cash Paid For:

   Income taxes ............................             $ 57          $ 45
   Interest ................................             $159          $149



Note I - Summary Financial Information for Equity Investees

     The following table displays the summary unaudited financial information for our equity method businesses. These amounts are shown on a 100 percent basis.

                                        For the Three Months
                                           Ended March 31,          %
                                          1999         1998       Change
  Revenues  .........................   $ 1,210       $ 715        69.2
  Operating income ..................   $    33       $ (31)        N/M
  Net loss ..........................   $  (938)      $  (6)        N/M


Note J - Contingencies

     Following the enactment of the Telecommunications Act of 1996, our telephone company subsidiary, BellSouth Telecommunications, Inc. (BST), entered into interconnection agreements with various competitive local exchange carriers (CLECs). These agreements provide for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous CLECs have claimed entitlement from BST for compensation associated with dial-up calls originating on BST's network and connecting with Internet service providers
(ISPs) served by the CLECs' networks. It is BST's position that dial-up calls to ISPs are not local calls for which terminating compensation is due under the interconnection agreements. The courts and state commissions that have considered the matter to date, however, have ruled that such calls invoke the reciprocal compensation obligation.

     In February 1999, the Federal Communications Commission (FCC) issued a decision that such ISP traffic does not terminate at the ISP and, therefore, is interstate in nature, rather than local. The FCC stated further that it would not interfere with prior state commissions' decisions regarding this matter. We continue to believe that we have a good basis for our claims that BST does not owe such reciprocal compensation to the CLECs. BST has, however, received an unfavorable ruling before a state commission subsequent to the FCC's decision. BST has appealed this decision like those released prior to the FCC's order.

     At March 31, 1999, our exposure related to these disputed claims was approximately $240, including accrued interest.

                                     BELLSOUTH CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                          (Unaudited)
                                     (Dollars In Millions)


Note K - Subsequent Events

     Qwest agreement. During April 1999, we announced a new business agreement with Qwest Communications International Inc. (Qwest). As part of this agreement, and subject to customary regulatory approvals, we would purchase a ten percent ownership interest in Qwest for approximately $3.5 billion. We expect the purchase to be completed during second quarter 1999.

     South Carolina. In 1994, the South Carolina General Assembly adopted a statute which gave the South Carolina Public Service Commission (SCPSC) the authority to regulate telephone utilities by alternative regulation. In January 1996, the SCPSC issued an order approving BST's price regulation plan. In April 1999, the South Carolina Supreme Court ruled that the SCPSC's approval of BST's price regulation plan did not meet the statutory requirements. BST has filed a petition for rehearing with the Court.

                               BELLSOUTH CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                        OPERATIONS AND FINANCIAL CONDITION
                  (Dollars in Millions, Except Per Share Amounts)

     For a more complete understanding of our industry, the drivers of our business, and our current period results, you should read the following
Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) in conjunction with the MD&A in our latest annual report on Form 10-K.

--------------------------------------------------------------------------------
Consolidated Results of Operations
--------------------------------------------------------------------------------

     Key financial and operating data for the first quarter of 1999 and 1998 are as follows:

                                          ---------------------- ----------
                                              First Quarter          %
                                          ----------------------
                                            1999        1998      Change
                                          ---------- ----------- ----------
Revenues                                    $ 5,973     $ 5,426       10.1
---------------------------------------------------- ----------- ----------
Expenses                                    $ 4,366     $ 3,972        9.9
---------------------------------------------------- ----------- ----------
EBITDA(a)                                   $ 2,720     $ 2,497        8.9
---------------------------------------------------- ----------- ----------
EBITDA margin                                  45.5%       46.0%    -50bps
---------------------------------------------------- ----------- ----------
Access line counts (000's):
---------------------------------------------------- ----------- ----------
   Switched access lines                     24,361      23,548        3.5
---------------------------------------------------- ----------- ----------
   Access line equivalents                   16,065      11,537       39.2
---------------------------------------------------- ----------- ----------
     Total equivalent access lines           40,426      35,085       15.2
---------------------------------------------------- ----------- ----------
Digital and data revenues                     $ 555        $426       30.3
---------------------------------------------------- ----------- ----------
Convenience feature revenues                  $ 434        $357       21.6
---------------------------------------------------- ----------- ----------
Access minutes of use (millions)             26,825      25,082        6.9
---------------------------------------------------- ----------- ----------
Proportionate wireless customers (000's):
---------------------------------------------------- ----------- ----------
   Domestic(b)                                5,005       4,185       19.6
---------------------------------------------------- ----------- ----------
   International(c)                           4,012       2,031       97.5
---------------------------------------------------- ----------- ----------

     (a) EBITDA represents income before net interest expense, income taxes, depreciation and amortization, net equity in earnings (losses) of unconsolidated businesses and other income, net. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance and because our management believes that EBITDA is an additional meaningful measure of performance and liquidity. EBITDA is not intended to present cash flows for the period, nor has it been presented as an alternative to operating income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The items excluded from the calculation of EBITDA are significant components in understanding and assessing our financial performance. Our computation of EBITDA may not be comparable to the computation of similarly titled measures of other companies. EBITDA does not represent funds available for discretionary uses.


     (b) During fourth quarter 1998, we reorganized our Los Angeles and Houston/Galveston cellular partnerships with AT&T. We have restated 1998 domestic wireless customers to reflect this reorganization and provide a more meaningful presentation of existing properties.

     (c) During fourth quarter 1998, we sold our interest in BellSouth New Zealand. We have restated 1998 international wireless customers to exclude the customers of BellSouth New Zealand and provide a more meaningful presentation of existing operations.

-------------------------------------------------------------------------------
Overview
-------------------------------------------------------------------------------

     Net income and earnings per share for the first quarter of 1999 and 1998 are as follows (all references to earnings per share are on a diluted basis):
                                            ----------------------- -----------
                                                First Quarter           %
                                            -----------------------
                                               1999        1998       Change
                                            ----------- ----------- -----------
As Reported:
------------------------------------------- ----------- ----------- -----------
  Net income                                     $ 615       $ 892   (31.1)
------------------------------------------- ----------- ----------- -----------
  Earnings per share                             $ .32       $ .45   (28.9)
------------------------------------------- ----------- ----------- -----------
Normalized:
------------------------------------------- ----------- ----------- -----------
  Net income                                     $ 895       $ 796    12.4
------------------------------------------- ----------- ----------- -----------
  Earnings per share                             $ .46       $ .40    15.0
------------------------------------------- ----------- ----------- -----------

     First quarter 1999 reported results were greatly affected by the impacts of the devaluation of the Brazilian Real in early January 1999. Our share of the foreign exchange losses in our Brazilian wireless properties reduced net income for the quarter by $280 or $.14 per share (included in Net Equity in Earnings (Losses) of Unconsolidated Businesses). The quarter-over-quarter comparison is also impacted by the first quarter 1998 gain related to the sale of our investment in ITT World Directories of $96 or $.05 per share.

     On a normalized basis, results reflect strong revenue growth in our core wireline business, a 30.3% growth in digital and data services revenues and significant increases in our international and domestic wireless customer bases. Expense growth was driven by increased spending in our core wireline business for customer service and network support functions, volume-driven increases at our international and domestic wireless businesses and expenses for development and promotion of new business initiatives including high-speed data and Internet service offerings.

     On January 1, 1999 we adopted a new accounting standard on capitalization of internal-use software. The quarter-over-quarter impact of capitalizing software costs under the new standard was a benefit of $65 or $.03 per share to first quarter 1999 net income.

--------------------------------------------------------------------------------
Results by Segment
--------------------------------------------------------------------------------

     Our reportable segments reflect strategic business units that offer different products and services and/or serve different customers. We have four reportable operating segments: (1) Wireline communications; (2) Domestic wireless; (3) International operations; and (4) Advertising and publishing. We have included the operations of all other businesses falling below the reporting threshold in the "Other" segment. We evaluate the performance of each strategic business unit based on net income, exclusive of charges for use of intellectual property rights and adjustments for special items that may arise. Intersegment revenues and expenses are not eliminated. Special items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their non-recurring or non-operational nature.

     The results of businesses in which we own noncontrolling interests are not included in our reported revenues and expenses but are included in the Net Equity in Earnings (Losses) of Unconsolidated Businesses line item.

--------------------------------------------------------------------------------
Wireline Communications
--------------------------------------------------------------------------------

     Wireline   communications  include  local  exchange,   network  access  and
intraLATA long distance services to business and residential customers in a nine-state region located in the southeastern United States.

------------------------------------------ ----------------------- -----------
                                               First Quarter           %
                                              1999        1998       Change
------------------------------------------ ----------- ----------- -----------

Operating revenues:
   Local service                               $2,654      $2,414         9.9
   Network access                               1,191       1,151         3.5
   Long distance                                  150         175       (14.3)
   Other wireline                                 328         280        17.1
------------------------------------------ ----------- ----------- -----------
     Total operating revenues                  $4,323      $4,020         7.5
------------------------------------------ ----------- ----------- -----------
Operating expenses                             $2,910      $2,797         4.0
------------------------------------------ ----------- ----------- -----------
Operating income                               $1,413      $1,223        15.5
------------------------------------------ ----------- ----------- -----------
Segment net income                             $  801      $  683        17.3
------------------------------------------ ----------- ----------- -----------

------------------------------------------ ----------- ----------- -----------
EBITDA                                         $2,246      $2,049         9.6
------------------------------------------ ----------- ----------- -----------
EBITDA margin                                    52.0%       51.0%    +100bps
------------------------------------------ ----------- ----------- -----------


Operating Revenues

Local service
     The $240 increase in local service revenues is attributable to growth in access lines and strong demand for digital and data services and convenience features.

     We ended the first quarter with over 40 million total equivalent access lines, an increase of 15.2% over the prior year. Residential access lines increased 3.9% to 16,764,000 in first quarter 1999, driven by economic growth in our nine-state region as well as demand for additional residence lines for home office purposes, Internet access and children's phones. We added 385,000 second lines since last year, increasing the penetration rate to 16.6%. Business access lines, including data circuits, grew 25.2% propelled by expanding demand for our digital and data services. Switched business access lines grew 2.5% to 7,325,000 lines in service. This growth rate reflects the continued migration of new and existing business customers to high-capacity data lines.

     Revenues from optional convenience features such as custom calling features (e.g., Caller ID, Call Waiting, Call Return) and MemoryCall(R) service increased $77 or 21.6%. We continued to drive growth of convenience feature usage through our Complete Choice Package, a one-price bundled offering of over 20 features.

     Increased penetration of extended local area calling plans also increased revenues by approximately $44 over first quarter 1998.

Network access
     Network access revenues grew $40 in first quarter 1999, due largely to higher demand. Access minutes of use rose 6.9% to 26,825 million in first quarter 1999 from 25,082 million in first quarter 1998. Increases in switched access lines and promotional activities by long distance carriers continue to be the primary drivers of the increase in minutes of use. The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of long distance carriers to categories of service (such as special access) that have a fixed charge and are excluded from minutes of use counts. Revenues from special access services grew approximately $34 as Internet service providers and high-capacity users increased their use of our network.

     These increases were largely offset by rate reductions related to the Federal Communications Commission's productivity factor adjustment and access reform that decreased revenues by $38 compared to first quarter 1998.

Long distance
     The $25 decrease is primarily attributable to a regulatory ruling related to compensation we receive from long distance carriers for interconnection to our public payphones. Also contributing to the decline in revenues was an 11.9% decrease in long distance message volumes since first quarter 1998. Partially offsetting these decreases were increased revenues from the provision of digital and data services and independent company settlements occurring in first quarter 1999.

     Competition from alternative intraLATA long distance carriers and increased penetration of extended local area calling plans continue to have an adverse impact on our long distance message volumes. Effective February 1999, we implemented 1+ dialing parity for all states in our region, which allows our customers to choose an intraLATA long distance carrier without having to dial a special access code. We believe that competition in the intraLATA long distance market will continue to adversely impact long distance message volumes and revenues.

Other wireline
     The $48 increase is attributable to higher revenues in first quarter 1999 from sales of customer premises equipment, revenues from our Internet access offering and interconnection revenues from wireless carriers. We ended the quarter with over 469,000 subscribers to our BellSouth.net (sm) service, an increase of 125% compared to first quarter 1998.


Operating Expenses

Operational and support expenses
     Operational and support expenses increased $106 (5.4%) for first quarter 1999 when compared to first quarter 1998. Adjusted for the impact of adopting the new rules on software capitalization, expenses increased $197 (10.0%).

     Increased labor costs, primarily in our customer service and network support functions, and other increased costs in the telephone operations associated with higher business volumes were the main contributors to the increase. Also contributing to the increase were expenses related to new data initiatives, including Asymmetric Digital Subscriber Line (ADSL) and integrated fiber-in-the-loop (IFITL), and promotional expenses related to expanding our Internet customer base.

     We anticipate making ADSL service available in 30 markets this year, with an addressable market of approximately 5.2 million access lines. We are currently deploying IFITL in nearly all newly built neighborhoods and some 200,000 homes in Atlanta and Miami.

Depreciation and amortization
     Depreciation and amortization expense was relatively flat compared to the prior year, increasing $7 or 0.8%. While gross depreciable plant increased by $2,614 or 5.4% over the prior year, the overall composite depreciation rate was slightly lower, resulting in flat depreciation expense.

--------------------------------------------------------------------------------
Domestic Wireless
--------------------------------------------------------------------------------

     Domestic wireless is comprised of cellular and personal communications service (PCS) businesses principally within the southeastern United States.

------------------------------------------ ----------------------- -----------
                                               First Quarter           %
                                              1999        1998       Change
------------------------------------------ ----------- ----------- -----------

------------------------------------------ ----------- ----------- -----------
Operating revenues                               $748        $646        15.8
------------------------------------------ ----------- ----------- -----------
Operating expenses                               $661        $555        19.1
------------------------------------------ ----------- ----------- -----------
Operating income                                  $87         $91        (4.4)
------------------------------------------ ----------- ----------- -----------
Net equity in earnings (losses) of
  unconsolidated businesses                       $31         $35       (11.4)
------------------------------------------ ----------- ----------- -----------
Segment net income                                $60         $69       (13.0)
------------------------------------------ ----------- ----------- -----------

------------------------------------------ ----------- ----------- -----------
EBITDA                                           $225        $214         5.1
------------------------------------------ ----------- ----------- -----------
EBITDA margin                                    30.1%       33.1%    -300bps
------------------------------------------ ----------- ----------- -----------

Operating Revenues

     Revenue growth of $102 in our consolidated domestic wireless business can be attributed to a 22.0% increase in the customer base since first quarter 1998, partially offset by a decline in average monthly revenue per customer. Advertising, enhanced volume pricing strategies (including bundled minutes at lower rates) and competitive incentive programs (such as discounted cellular handsets) were key drivers of the customer growth. The decrease in average monthly revenue per customer is due to rate reductions and discounts offered to customers in response to an increasingly competitive environment.

     We expect competition to intensify in our markets and continue to pressure pricing. This should, however, stimulate demand and lead to increased usage as the overall market is expanded.

Operating Expenses

Operational and support expenses
     These expenses increased $91 or 21.1% to $523 as a result of increased customer acquisition costs associated with higher customer additions in first quarter 1999 compared to first quarter 1998. We have continued our efforts to migrate our customer base from analog to digital service. We have moved over 40% of our subscriber base to digital and have increased digital minutes of use to over 50% of total network usage. The combination of higher customer additions and digital conversion negatively impacted the quarter-over-quarter margin comparison but will enable greater revenue growth and operational efficiency. Expenses related to our new PCS markets also contributed to the increase. Operational and support expenses have benefited from reduced customer acquisition costs as we shift to lower cost, direct sales channels.

Depreciation and amortization
     Depreciation and amortization increased $15 or 12.2% to $138. The increase was primarily attributable to higher levels of property, plant and equipment since first quarter 1998. The increased investment is the result of the buildout of PCS markets, expansion of the network related to growth in the customer base and deployment of digital cellular across all of our consolidated markets.

Net Equity in Earnings (Losses) of Unconsolidated Businesses

     Equity in earnings (losses) of unconsolidated domestic wireless businesses decreased $4 compared to first quarter 1998 principally due to lower earnings at our business in Los Angeles. Earnings were lower due to acquisition costs associated with higher customer additions and increased amortization expense which resulted from the reorganization of our ownership interests in fourth quarter 1998. This decrease was partially offset by stronger operating results at our other unconsolidated markets.

--------------------------------------------------------------------------------
International Operations
--------------------------------------------------------------------------------

     International operations is comprised principally of our investments in cellular and PCS businesses in nine countries in Latin America as well as Denmark, Germany, India and Israel.

------------------------------------------ ----------------------- -----------
                                               First Quarter           %
                                              1999        1998       Change
------------------------------------------ ----------- ----------- -----------

------------------------------------------ ----------- ----------- -----------
Operating revenues                               $561        $452        24.1
------------------------------------------ ----------- ----------- -----------
Operating expenses                               $510        $401        27.2
------------------------------------------ ----------- ----------- -----------
Operating income                                  $51         $51          --
------------------------------------------ ----------- ----------- -----------
Net equity in earnings (losses) of
  unconsolidated businesses                      $(13)       $(21)        N/M
------------------------------------------ ----------- ----------- -----------
Segment net loss                                 $(20)        $(5)        N/M
------------------------------------------ ----------- ----------- -----------

------------------------------------------ ----------- ----------- -----------
EBITDA                                           $154        $121        27.3
------------------------------------------ ----------- ----------- -----------
EBITDA margin                                    27.5%       26.8%     +70bps
------------------------------------------ ----------- ----------- -----------

Operating Revenues

     Consolidated revenues are from our operations in Venezuela, Argentina, Chile, Ecuador and Peru and, in the prior year, New Zealand. The $109 increase since first quarter 1998 is primarily due to substantial growth in the customer bases of these operations, which collectively have grown over 61% to 2.9 million total customers at the end of first quarter 1999. Much of this growth is attributable to the continued success of prepaid calling programs in these operations. Partially offsetting the increase is the loss of revenues from BellSouth New Zealand, which was sold during fourth quarter 1998, and lower revenues in Chile due to intense price competition in that market. Overall weakening of local currencies also impacted revenue growth on a US Dollar basis.

Operating Expenses

Operational and support expenses
     The $76 increase is primarily the result of customer acquisition costs associated with significant increases in customer additions. The increase also reflects additional operational costs associated with higher customer levels and expanded operations. Offsetting this increase were prior period expenses incurred by BellSouth New Zealand.

Depreciation and amortization
     Depreciation   expense   increased   $18  due  primarily  to  higher  gross
depreciable plant resulting from the continued investment in our wireless network infrastructure and digital conversion of our network in Venezuela. Amortization expense increased $15 as a result of increased intangibles related to our purchase of additional ownership interests in several Latin American operations as well as new wireless licenses.

Net Equity in Earnings (Losses) of Unconsolidated Businesses

     The improvement in equity in earnings (losses) from our unconsolidated international businesses is due to stronger results from our investments in Germany, Panama, Nicaragua and Israel, all of which experienced substantial growth in their customer bases compared to first quarter 1998. Offsetting these improvements were start-up losses related to our operations in Brazil, which were launched in May 1998, and less favorable results from our business in Denmark due to customer acquisition costs associated with higher net customer additions.

     In Brazil, the economic situation resulted in weaker than expected growth during first quarter 1999. This is indicated by slower than expected growth in total customers. While the Brazilian Real has strengthened and begun to stabilize, the long-term impact on our operations is not known.

--------------------------------------------------------------------------------
Advertising and Publishing
--------------------------------------------------------------------------------

     Our advertising and publishing business is comprised of companies that publish, print, sell advertising in, and perform related services concerning alphabetical and classified telephone directories and electronic product offerings.

----------------------------------------- ----------------------- -----------
                                              First Quarter           %
                                             1999        1998       Change
----------------------------------------- ----------- ----------- -----------

----------------------------------------- ----------- ----------- -----------
Operating revenues                              $346        $338         2.4
----------------------------------------- ----------- ----------- -----------
Operating expenses                              $206        $201         2.5
----------------------------------------- ----------- ----------- -----------
Operating income                                $140        $137         2.2
----------------------------------------- ----------- ----------- -----------
Net equity in earnings (losses) of
  unconsolidated businesses                      $(1)        $--         N/M
----------------------------------------- ----------- ----------- -----------
Segment net income                               $84         $86        (2.3)
----------------------------------------- ----------- ----------- -----------

----------------------------------------- ----------- ----------- -----------
EBITDA                                          $146        $143         2.1
----------------------------------------- ----------- ----------- -----------
EBITDA margin                                   42.2%       42.3%     -10bps
----------------------------------------- ----------- ----------- -----------

Operating Results

     Operating revenues were up $8 principally as a result of increased pricing and volumes, offset by the effects of shifts in directory production schedules. Adjusted for book shifts, revenues would have increased by approximately 4.6%. Also contributing to the increased revenues are our electronic media offerings, but to a lesser extent.

     Operational and support expenses increased $5 due to higher salaries and wages and marketing expenses offset by lower production costs. Depreciation and amortization was flat as there were no appreciable increases in property, plant and equipment.

     Net equity in earnings (losses) of unconsolidated businesses includes the results of our new international investments in directory publishers in Peru and Brazil. We plan to continue exploring international growth opportunities that capitalize on existing directory core competencies.

--------------------------------------------------------------------------------
Other
--------------------------------------------------------------------------------

     This segment is primarily comprised of our communications group companies -- including new business initiatives such as entertainment (cable television), wireless data and plans for interLATA long distance.

     In addition, the stand-alone results of our Internet access marketing company are included in this segment. These revenues and expenses are eliminated in consolidation and reported as part of the wireline communications results.

     Also included are businesses whose primary purpose is to support our other operating segments.

------------------------------------------ ----------------------- -------------
                                               First Quarter            %
                                              1999        1998        Change
------------------------------------------ ----------- ----------- -------------

------------------------------------------ ----------- ----------- -------------
Operating revenues                               $120         $72          66.7
------------------------------------------ ----------- ----------- -------------
Operating expenses                               $204        $136          50.0
------------------------------------------ ----------- ----------- -------------
Operating loss                                   $(84)       $(64)        (31.3)
------------------------------------------ ----------- ----------- -------------
Net equity in earnings (losses) of
  unconsolidated businesses                       $ 1         $(3)          N/M
------------------------------------------ ----------- ----------- -------------
Segment net loss                                 $(57)       $(40)        (42.5)
------------------------------------------ ----------- ----------- -------------

------------------------------------------ ----------- ----------- -------------
EBITDA                                           $(53)       $(42)        (26.2)
------------------------------------------ ----------- ----------- -------------
EBITDA margin                                   (44.2%)     (58.3%)         N/M
------------------------------------------ ----------- ----------- -------------

Operating Results

     External revenues nearly tripled to $50 from $18 since first quarter 1998, driven by growth in our communications group companies. Since first quarter 1998, we have rolled out cable television service in four new markets and introduced interactive paging service with nationwide coverage.

     Operating expenses reflect increased spending associated with new product and/or market introductions in all of these businesses. Higher headcount associated with customer support and installation functions also contributed to the increase in expenses. Depreciation and amortization has increased reflecting our continuing investment of resources associated with the growth of these businesses.

--------------------------------------------------------------------------------
Other Nonoperating Items
--------------------------------------------------------------------------------


------------------------------------------ ----------------------- -----------
                                               First Quarter           %
                                              1999        1998       Change
------------------------------------------ ----------- ----------- -----------

Interest Expense                                 $226        $190        18.9
Gain on Sale of Operations                          -         155         N/M
Net Equity in Earnings (Losses) of
  Unconsolidated Businesses                      (266)         11         N/M
Other Income, net                                  59          17         N/M
Provision for Income Taxes                        559         555         0.7

------------------------------------------ ----------- ----------- -----------

Interest expense
     Higher interest expense is attributable to a higher proportion of capitalized interest in first quarter 1998 and higher average debt balances in first quarter 1999. We capitalized a greater proportion of our interest in 1998 due to our start-up investments in Brazil. Our average debt balances were as follows:

----------------------------------------- ----------------------- -----------
                                              First Quarter           %
                                             1999        1998       Change
----------------------------------------- ----------- ----------- -----------

----------------------------------------- ----------- ----------- -----------
Average short-term debt balance               $3,928      $3,506        12.0
----------------------------------------- ----------- ----------- -----------
Average long-term debt balance                $8,847      $7,524        17.6
----------------------------------------- ----------- ----------- -----------
 Total average debt balance                  $12,775     $11,030        15.8
----------------------------------------- ----------- ----------- -----------

     We expect interest expense to increase beginning in second quarter 1999 as we plan to fund the announced investment in Qwest Communications with $2.5 billion of debt.

Gain on sale of operations
     During first quarter 1998, we received additional proceeds from the prior sale of our interest in ITT World Directories resulting in a gain of $155 ($96 or $.05 per share after tax).

Net  equity in earnings (losses) of  unconsolidated  businesses
     The decrease was driven by foreign exchange losses of $280 related to our Brazilian properties (see Note E to the consolidated financial statements for further discussion of this matter). Excluding the impact of this event, the net results of our unconsolidated businesses remained relatively flat and are discussed in the results for the Domestic wireless and International operations segments.

Other income, net
     Other income, net includes interest income, gains/losses on disposition of assets, foreign currency gains/losses and miscellaneous nonoperating income. The increase of $42 over the prior year is attributable to accruals recorded in the prior year and increases in other nonoperating income in first quarter 1999. Partially offsetting these increases were higher foreign exchange losses in our consolidated international businesses and decreased interest income due to lower average cash balances.

Provision for income taxes
     The provision for income taxes was flat quarter-over-quarter. The effective rate for first quarter 1999 was 47.6% compared to 38.4% in first quarter 1998. The effective tax rate was significantly impacted by the foreign exchange losses recorded at our unconsolidated Brazilian businesses. Excluding the effect of these losses, our effective rate in first quarter 1999 was 38.4%, consistent with the prior year and in line with our expected rate for 1999.

--------------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------------

     Cash flows from operations are our primary source of funding for capital requirements of existing operations, debt service, dividends and share repurchases. We also have ready access to capital markets in the event additional funding is necessary. While current liabilities exceed current assets, our sources of funds -- primarily from operations and, to the extent necessary, from readily available external financing arrangements -- are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the needs of our business for the foreseeable future.

Net cash provided by (used for):
----------------------------- ----------- ------------- ------------------------
                                  1999         1998              Change

Operating activities.....       $ 1,642      $ 2,056        $(414)     (20.1%)
Investing activities.....       $(1,478)     $(1,593)       $ 115        7.2%
Financing activities.....       $(1,388)     $  (913)       $(475)     (52.0%)

----------------------------- ----------- ------------- ------------ -----------

Net cash provided by operating activities
     The decrease in cash from operations primarily reflects an increase in working capital requirements offset by higher EBITDA.

Net cash used in investing activities
     During first quarter 1999, we invested $1.4 billion for capital expenditures to support our wireline and wireless networks, to promote the introduction of new products and services and increase operating efficiency and productivity. Significant investments are also being made to support deployment of ADSL and fast packet switching technologies as well as our IFITL initiative. Included in these expenditures for first quarter 1999 are approximately $114 in costs related to internal-use software.

     During April 1999, we announced a new business agreement with Qwest Communications that includes our purchasing a ten percent stake for $3.5 billion. This transaction is expected to close during second quarter 1999. We intend to finance this investment with $2.5 billion of long-term debt.

     Our previously announced agreement to lease our wireless communications towers to Crown Castle International is expected to generate cash proceeds in excess of $400. This transaction is scheduled to close in phases throughout the remainder of 1999.

     First quarter 1998 includes $155 in proceeds related to the sale of our investment in ITT World Directories.

Net cash used in financing activities
     During the first quarter of 1999, we purchased approximately 43 million shares as part of our $3 billion repurchase plan announced in December 1998. Combined with our 1998 repurchases, we have reduced our number of outstanding shares by 74 million since March 31, 1998. We expect to complete the buyback plan by the end of May 1999.

     Our debt to total capitalization ratio was 47.3% at March 31, 1999 compared to 43.0% at December 31, 1998. The increase is a function of the reduction in shareholders' equity, driven by the effect of our stock buyback program, and increases in short-term debt attributable to higher net borrowings of commercial paper.

     At May 6, 1999, we have shelf registration statements on file with the SEC under which $5.2 billion of debt securities could be publicly offered.

Market Risk

     For a complete discussion of our market risks, you should refer to the caption "Market Risk" in our 1998 Annual Report on Form 10-K. Our primary exposure to market risks relates to unfavorable movements in interest rates and foreign currency exchange rates. There have been no additional material changes to the market risks described at December 31, 1998.

Anticipated transactions
     Our exposure to market risk is expected to increase in second quarter 1999 related to financing our investment in Qwest Communications with new long-term debt. We do not anticipate any significant changes in our objectives and strategies with respect to managing such exposures.


--------------------------------------------------------------------------------
Operating Environment and Trends of the Business
--------------------------------------------------------------------------------

Regulatory Developments

Reciprocal Compensation. See Note J  to the consolidated financial statements.

South Carolina Supreme Court Decision. See Note K to the consolidated financial statements.

International Operations

Fluctuations in foreign exchange rates
     Our equity investments in international wireless systems are viewed as long-term assets valued in the local currency, translated into US Dollars, and reported in our consolidated financial statements. Foreign currency exchange rate fluctuations may be material to results of operations. A significant weakening against the Dollar of the currency of a country where we generate revenues and earnings may adversely impact our results, such as occurred in Brazil during the first quarter.

     Any weakening of the Dollar against foreign currencies could have an adverse impact on cash flows if we are obligated to make significant foreign-currency-denominated capital investments. We attempt to mitigate the effect of certain foreign currency fluctuations through the use of foreign currency contracts.

     During January 1999, the government of Brazil allowed its currency to trade freely against other currencies. As a result, the Brazilian Real experienced devaluation against the US Dollar. The devaluation resulted in the entities recording exchange losses related to their net US Dollar-denominated liabilities. Our share of the foreign exchange rate losses for first quarter 1999 was $280.

     The impact of the devaluation on an operation depends on the devaluation's effect on the local economy and the ability of an operation to raise prices and/or reduce expenses. Additionally, the economies of other countries in Latin America could be adversely impacted by economic and monetary problems in Brazil. For instance, Ecuador recently experienced devaluation in its currency. The impact, however, was not material to our operations. The likelihood and extent of further devaluation and deteriorating economic conditions in Brazil or other Latin American countries experiencing similar conditions and the resulting impacts on our results of operations, financial position and cash flows is not known.

Euro conversion
     In January 1999, certain member countries of the European Union established permanent, fixed conversion rates between their existing currencies and the European Union's common currency (the Euro). The Euro will be phased in over a transition period culminating on January 1, 2002 at which time all existing currencies will be withdrawn from circulation. We have investments in companies operating in Germany, Denmark, Belgium and the Netherlands, which are participating in the Euro conversion. We do not believe that the Euro conversion will have a material effect on these investments.

Year 2000 Readiness Disclosure

 You should note that the following discussion about the Year 2000 includes certain forward-looking statements that are subject to risks and uncertainties. Factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to:

 o Our Year 2000 program is not complete; ongoing implementation and testing could reveal the need for additional unplanned remedial efforts;

 o Third party vendors and suppliers could fail to meet their stated objectives, timetables or cost estimates; and

 o Our timetable or cost estimates could be impacted by unforeseen shortages of skilled personnel.

 We have initiated a company-wide program to identify and address issues associated with the ability of our date-sensitive information, telephony and business systems and certain equipment to properly recognize the Year 2000 as a result of the century change on January 1, 2000. The program is also designed to assess the readiness of other entities with which we do business.

 Inability to reach substantial Year 2000 compliance in our systems and integral third party systems could result in interruption of telecommunications services, interruption or failure of our customer billing, operating and other information systems and failure of certain date-sensitive equipment. These failures could result in substantial claims by customers as well as loss of revenue due to service interruption, delays in our ability to bill our customers accurately and timely, and increased expenses associated with litigation, stabilization of operations following such failures or execution of contingency plans.

 Our Year 2000 program is being conducted by a management team that is coordinating efforts of internal resources as well as third party providers and vendors in identifying and making necessary changes to our systems hardware, software and date-sensitive equipment. The program also includes the international and domestic companies in which we hold an interest. Some of the changes that are necessary in our operations are being made as a part of ongoing systems upgrades.

 Our Year 2000 program has been divided into six phases: planning; inventory; impact analysis; conversion; testing; and implementation. We monitor our progress within these six phases based on the number of inventoried items that have been addressed. Management's target date for completion of all phases for most of our mission critical applications is July 1999. Mission critical applications include those that:

o directly affect delivery of primary services to our customers;
o directly affect our revenue recognition and collection;
o would create noncompliance with any statutes or laws; and
o would require significant costs to address in the event of noncompliance.


 We have identified three main areas of focus for our Year 2000 program: network components; information technology systems; and building and environmental systems. Each focus area includes the hardware, software, embedded chips, third party vendors and suppliers as well as third party networks that are associated with the identified systems. At March 31, 1999, the planning, inventory and impact analysis phases have been substantially completed and the conversion, testing and implementation phases are well under way. Our status for the conversion, testing and implementation phases is as follows:

Network components
-------------------------------------------------- -------------------------
                                                      Overall Completion
                                                          Percentage
-------------------------------------------------- -------------------------

Wireline Communications........................              85%
Other Domestic Operations......................              35%
International Operations.......................              85%

-------------------------------------------------- -------------------------

 This focus area consists of the switches, transmission systems and associated software that comprise the core of our telephony systems including landline and wireless domestic and international services. Outside suppliers provide all hardware and most software that comprise our networks; these components are being remediated by those third party suppliers. Either we, our vendors and/or industry groups such as the Telco Year 2000 Forum are performing testing of these components for compliance.

     By the end of April 1999, our other domestic operations had increased the completion of its overall conversion, testing and implementation to approximately 65%. Progress in all areas is expected to continue throughout second quarter 1999.

Information technology systems
-------------------------------------------------- -------------------------
                                                      Overall Completion
                                                          Percentage
-------------------------------------------------- -------------------------

Wireline Communications........................              70%
Other Domestic Operations......................              80%
International Operations.......................              75%

-------------------------------------------------- -------------------------

 This focus area consists of those systems that primarily support "customer care" operations such as order taking and billing. The software for these systems was developed by both us and vendors and is being remediated and tested by both.

Building and environmental systems
-------------------------------------------------- -------------------------
                                                      Overall Completion
                                                          Percentage
-------------------------------------------------- -------------------------

Wireline Communications........................              40%
Other Domestic Operations......................              30%
International Operations.......................              85%

-------------------------------------------------- -------------------------

 This focus area includes various products and systems that are not used in support of network or customer care functions. Building and environmental systems are primarily provided by third parties and include building operations, office equipment, utilities, etc.

 Buildings are not considered fully converted, tested and implemented until every environmental component within the building is complete. The wireline communications segment has completed approximately 85% of the conversion and testing efforts for individual environmental components, and our other domestic operations have completed approximately 45% of their individual components.

 Contingency plans. We have developed numerous continuity plans for conducting our business operations in the event of crises including system outages and natural disasters. We have chartered a Year 2000 Business Contingency Planning project to ensure that contingency plans are developed and tested, and support infrastructures are in place. This effort is not limited to the risks posed by the potential Year 2000 failures of our networks, internal information systems or infrastructures, but also includes the potential secondary impact on us of Year 2000 failures, including potential systems failures of business partners and infrastructure service providers. Business impact assessments have been substantially completed, and the completion of contingency plan testing and sign-off is scheduled for third quarter 1999.

 Costs of project. Some of the costs associated with our Year 2000 compliance efforts were incurred in 1997 and 1998. We will incur the remainder during 1999 and 2000. You should note that costs are not incurred equally over all phases of the project, but increase over time. We anticipate that the conversion and testing phases will require an increase in spending over the earlier phases of the project. At March 31, 1999, we have spent approximately $123 in external costs towards Year 2000 compliance. We estimate the total external cost of our compliance efforts will be between $250 and $350 over the life of the project. We intend to continually reassess the estimated costs and status of Year 2000 remediation efforts.

 Expected completion. We currently anticipate that most of our mission critical applications will be Year 2000 compliant by July 1999. However, unforeseen circumstances such as those discussed previously could affect our current assessments. As a result, we are unable to determine the impact that any system interruption would have on our results of operations, financial position and cash flows.

New Accounting Pronouncements

 In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that all derivative instruments be recognized as assets or liabilities and adjusted to fair value each period. We will adopt SFAS No. 133 on January 1, 2000 and are currently assessing the impact that adoption will have on our results of operations and financial position.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 See the caption labeled "Market Risk" in Management's Discussion and Analysis of Results of Operations and Financial Condition.

--------------------------------------------------------------------------------
            Cautionary Language Concerning Forward-Looking Statements
--------------------------------------------------------------------------------

 In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Words such as "expect," "forecast," "intend," "plan," "will," "anticipates," "achieve," "initiatives" or similar expressions are intended to identify such forward-looking statements. These statements are based on our assumptions and estimates and are subject to risks and uncertainties. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

 Factors that could affect future operating results and financial position and could cause actual results to differ materially from those expressed in the forward-looking statements are:

 o a change in economic conditions in domestic or international markets where we operate or have material investments which would affect demand for our services;

 o the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;

 o further  delay in our entry into the interLATA long distance market;

 o higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;

 o   unanticipated   higher   capital   spending  from  the  deployment  of  new
technologies;

 o unsatisfactory results in regulatory actions including access reform, universal service, terms of interconnection and unbundled network elements and resale rates; and

 o failure to satisfactorily identify and complete Year 2000 software and hardware revisions by us and entities with which we do business.

 These cautionary statements should not be construed as exhaustive. These and other developments could cause our actual results to differ materially from those forecast or implied in the aforementioned forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which are current only as of the date of this filing. We have no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

--------------------------------------------------------------------------------
PART II -- OTHER INFORMATION
--------------------------------------------------------------------------------


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit
     Number

 4a No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K,
         Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such instrument to the SEC upon request.

 10q-2 Amendment dated March 22, 1999 to the BellSouth Personal Retirement Account Pension Plan.

 10q-3 Amendment dated April 7, 1999 to the BellSouth Personal Retirement Account Pension Plan.

 10z BellSouth Compensation Deferral Plan, as amended and restated effective September 28, 1998.

 11      Computation of Earnings Per Common Share.

 12      Computation of Ratio of Earnings to Fixed Charges.

 27      Financial Data Schedule as of March 31, 1999.



(b) Reports on Form 8-K:

 Date of Event             Subject

January 20, 1999 BellSouth Recognizes Brazilian Currency Devaluation January 25, 1999 Fourth Quarter 1998 Earnings Release and 1999 Financial
                  Projection
March 30, 1999    Segment Reporting

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


                                                   BELLSOUTH CORPORATION
                                             By    /s/  W. Patrick Shannon
                                                   W. PATRICK SHANNON
                                             Vice President and Controller
                                             (Principal Accounting Officer)


May 10, 1999

                                                       EXHIBIT INDEX

     Exhibit
     Number

 10q-2 Amendment dated March 22, 1999 to the BellSouth Personal Retirement Account Pension Plan.

 10q-3 Amendment dated April 7, 1999 to the BellSouth Personal Retirement Account Pension Plan.

 10z BellSouth Compensation Deferral Plan, as amended and restated effective September 28, 1998.

 11     Computation of Earnings Per Common Share.

 12     Computation of Ratio of Earnings to Fixed Charges.

 27     Financial Data Schedule as of March 31, 1999.