Form 10-K/A
period 1998-12-31
BELLSOUTH CORP
filed 1999-06-28
CIK 732713

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                               ----------------

                                  FORM 10-K/A

                      Amendment To Application or Report
                 Filed Pursuant To Section 12, 13 Or 15(d) of
                      The Securities Exchange Act Of 1934

                               ----------------

                             BELLSOUTH CORPORATION

                                AMENDMENT No. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1998 as set forth in the pages attached hereto:

Item 14a(3) Exhibits:

99a Financial Statements for BellSouth Retirement Savings Plan for the year ended December 31, 1998.

99b Financial Statements for BellSouth Savings and Security Plan for the year ended December 31, 1998.

                               ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BellSouth Corporation


                               By:  /s/ W. Patrick Shannon
                                    ----------------------------
                                    W. Patrick Shannon
                                    Vice President and Controller
                                    June 24, 1999

        (3) Exhibits: (As filed with Form 10-K as of 12/31/98, unless otherwise noted)

EXHIBIT
NUMBER
-------
3a Amended Articles of Incorporation of BellSouth Corporation as of April 27, 1998. (Exhibit 3a to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)

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

EXHIBIT
NUMBER
-------
10v BellSouth Corporation Stock Plan as amended on September 23, 1996 and November 24, 1996. (Exhibit 10v to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)

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

10cc BellSouth Supplemental Life Insurance Plan, as amended and restated effective August 31, 1998.

10dd    Agreement with Chief Executive Officer.

11      Computation of Earnings Per Share.

12      Computation of Ratio of Earnings to Fixed Charges.

21      Subsidiaries of BellSouth.

24      Powers of Attorney.

27      Financial Data Schedule.

99a Annual report on Form 11-K for BellSouth Retirement Savings Plan for the fiscal year ended December 31, 1998*

99b Annual report on Form 11-K for BellSouth Savings and Security ESOP Plan for the fiscal year ended December 31, 1998*

-------------
*  Filed herewith