Form 10-Q
period 1999-06-30
BELLSOUTH CORP
filed 1999-08-09
CIK 732713

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549


                                      FORM 10-Q
           (Mark One)

                |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

At July 31, 1999, 1,885,383,506 common shares were outstanding.

                                Table of Contents


 Item                                                                 Page
                                     Part I
   1.   Financial Statements
           Consolidated Statements of Income .......................    3
           Consolidated Balance Sheets .............................    4
           Consolidated Statements of Cash Flows ...................    5
           Consolidated Statements of Shareholders' Equity
              and Comprehensive Income .............................    6
           Notes to Consolidated Financial Statements ..............    8

  2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition ......................   13

  3.    Qualitative and Quantitative Disclosures about Market Risk .   25

                                     Part II
  6.    Exhibits and Reports on Form 8-K ...........................   27

-------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

                              BELLSOUTH CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In Millions, Except Per Share Amounts)

                                            For the Three Months               For the Six Months
                                               Ended June 30,                    Ended June 30,
                                           1999              1998           1999             1998
Operating Revenues:
   Wireline communications:
      Local service ......................     $2,712         $2,502          $5,366          $4,916
      Network access .....................      1,187          1,160           2,378           2,311
      Long distance ......................        153            177             303             352
      Other wireline .....................        255            249             535             485
        Total wireline communications ....      4,307          4,088           8,582           8,064
   Domestic wireless .....................        796            672           1,540           1,316
   International operations ..............        565            484           1,126             936
   Advertising and publishing ............        407            394             750             730
   Other .................................         73             26             123              44
      Total Operating Revenues............      6,148          5,664          12,121          11,090

Operating Expenses:
   Operational and support expenses ......      3,359          3,156           6,612           6,085
   Depreciation and amortization .........      1,143          1,074           2,256           2,117
     Total Operating Expenses ............      4,502          4,230           8,868           8,202

Operating Income .........................      1,646          1,434           3,253           2,888

Interest Expense .........................        245            203             471             393
Gain on Sale of Operations ...............         16             --              16             155
Net Equity in Earnings (Losses) of
   Unconsolidated Businesses .............         57             36           (209)              47
Other Income, net ........................         99             82             158              99

Income Before Income Taxes ...............      1,573          1,349           2,747           2,796
Provision for Income Taxes ...............        593            531           1,152           1,086

     Net Income ..........................      $ 980          $ 818          $1,595          $1,710

Weighted-Average Common Shares
  Outstanding (Note C):
   Basic .................................      1,891          1,978           1,912           1,980
   Diluted ...............................      1,909          1,990           1,930           1,992
Dividends Declared Per Common Share ......      $ .19          $ .18           $ .38           $ .36
Earnings Per Share:
   Basic .................................      $ .52          $ .41           $ .83           $ .86
   Diluted ...............................      $ .51          $ .41           $ .83           $ .86


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              BELLSOUTH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     (In Millions, Except Per Share Amounts)

                                             June 30,         December 31,
                                               1999               1998
                                           (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents ................          $ 573           $ 3,003
 Temporary cash investments ...............            345               184

 Accounts receivable, net of
   allowance for uncollectibles of
   $284 and $251 ..........................          4,583             4,629

 Material and supplies ....................            476               431

 Other current assets .....................            497               459
   Total Current Assets ...................          6,474             8,706

Investments and Advances ..................          6,267             2,861

Property, Plant and Equipment .............         59,925            57,974
Less: accumulated depreciation ............         35,609            34,034
   Property, Plant and Equipment, net .....         24,316            23,940

Deferred Charges and Other Assets .........          1,176             1,028
Intangible Assets, net ....................          3,283             2,875

Total Assets ..............................        $41,516           $39,410

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Debt maturing within one year ............         $7,693            $3,454
 Accounts payable .........................          2,030             2,219
 Other current liabilities ................          3,916             3,477
   Total Current Liabilities ..............         13,639             9,150

Long-Term Debt ............................          8,391             8,715

Noncurrent Liabilities:
 Deferred income taxes ....................          2,662             2,512
 Unamortized investment tax credits .......            147               167
 Other noncurrent liabilities  ............          2,723             2,756
   Total Noncurrent Liabilities ...........          5,532             5,435

Shareholders' Equity:
 Common stock, $1 par value (4,400 shares
    authorized; 1,885 and 1,950
    shares outstanding) ...................          2,020             2,020
 Paid-in capital ..........................          6,766             6,766
 Retained earnings ........................         10,339             9,479
 Accumulated other comprehensive income ...          (178)              (64)
 Shares held in trust and treasury ........        (4,687)           (1,752)
 Guarantee of ESOP debt....................          (306)             (339)
   Total Shareholders' Equity .............         13,954            16,110

Total Liabilities and Shareholders' Equity         $41,516           $39,410


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              BELLSOUTH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In Millions)

                                                                                  For the Six Months
                                                                                     Ended June 30,
                                                                                1999               1998
Cash Flows from Operating Activities:
  Net income ............................................................... $1,595              $1,710
  Adjustments to net income:
      Depreciation and amortization ........................................  2,256               2,117
      Gain on sale of operations ...........................................   (16)               (155)
      Net equity in losses (earnings) of unconsolidated businesses  ........    209                (47)
      Provision for uncollectibles .........................................    165                 153
      Deferred income taxes and unamortized investment tax credits .........    116                 (7)
      Dividends received from unconsolidated businesses.....................     37                 109
  Net change in:
      Accounts receivable and other current assets .........................  (208)                 259
      Accounts payable and other current liabilities .......................    332               (240)
      Deferred charges and other assets ....................................  (279)               (216)
      Other liabilities and deferred credits ...............................   (46)                  58
  Other reconciling items, net .............................................   (68)                (43)
      Net cash provided by operating activities ............................  4,093               3,698

 Cash Flows from Investing Activities:
  Capital expenditures .....................................................(2,885)             (2,480)
  Purchases of licenses and other intangible assets ........................   (97)               (466)
  Proceeds from sale of operations .........................................     21                 155
  Proceeds from disposition of short-term investments ......................    133                  21
  Purchases of short-term investments ......................................  (314)                (98)
  Investments in and advances to unconsolidated businesses .................(3,711)               (474)
  Proceeds from repayment of loans and advances.............................     50                  43
  Other investing activities, net ..........................................    108                  23
      Net cash used for investing activities ...............................(6,695)             (3,276)

 Cash Flows from Financing Activities:
  Net borrowings (repayments) of short-term debt ...........................  4,049               (379)
  Proceeds from long-term debt .............................................      6               1,453
  Repayments of long-term debt .............................................  (193)               (737)
  Dividends paid ...........................................................  (733)               (714)
  Purchase of treasury shares ..............................................(2,968)               (452)
  Other financing activities, net ..........................................     11                  59
      Net cash provided by (used for) financing activities .................    172               (770)

 Net Decrease in Cash and Cash Equivalents .................................(2,430)               (348)
 Cash and Cash Equivalents at Beginning of Period ..........................  3,003               2,570
 Cash and Cash Equivalents at End of Period ................................  $ 573             $ 2,222



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              BELLSOUTH CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In Millions)

                                                     For the Six Months Ended June 30, 1999

                                    Number of Shares                                                 Amount
                                  --------------------   --------------------------------------------------------------------------
                                                                                      Accum.
                                              Shares                                  Other     Shares    Guarantee
                                              Held In                                Compre-   Held In     of ESOP
                                   Common    Trust and  Common   Paid-in  Retained   hensive  Trust and     Debt
                                   Stock     Treasury    Stock   Capital  Earnings   Income    Treasury                 Total
                                                 (a)                                              (a)
Balance at December
  31, 1998 ......................   2,020       (70)    $2,020   $6,766    $9,479     $(64)    $(1,752)    $(339)     $16,110

Net income ......................                                           1,595                                       1,595

Other comprehensive income, net of tax:

  Foreign currency
   translation adjustment .......                                                     (114)                              (114)

Total comprehensive income (b) ..                                                                                       1,481

Dividends declared ..............                                            (720)                                       (720)

Share issuances for
  employee benefit plans ........                   1                         (18)                    33                   15

Purchase of treasury stock ......                 (66)                                            (2,965)              (2,965)

Purchase of stock by grantor
  trust ................                                                                              (3)                  (3)

ESOP activities and related
  tax benefit ...........                                                       3                              33          36
                                    -----       ----    ------   ------    ------      ---       ------    ------     -------
Balance at June 30, 1999 ........   2,020      (135)    $2,020   $6,766   $10,339    $(178)    $(4,687)    $(306)     $13,954


(a) Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of June 30, 1999, there were approximately
     35.7 shares held in trust and 99.6 shares held in treasury.


(b)  Total comprehensive income for second quarter 1999 was $1,024.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              BELLSOUTH CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In Millions)


                                                        For the Six Months Ended June 30, 1998
                                    Number of Shares                                       Amount
                                 ---------------------   ------------------------------------------------------------------------
                                                                                  Accum.
                                              Shares                              Other        Shares     Guaran-tee
                                              Held In                             Compre-      Held In       of ESOP
                                  Common     Trust and  Common   Paid-in Retained hensive     Trust and       Debt
                                  Stock      Treasury    Stock   Capital Earnings Income       Treasury                   Total
                                                (a)                                               (a)
Balance at December
  31, 1997 ......................  1,010        (18)    $1,010   $7,714   $7,382    $ 36         $(575)      $(402)     $15,165

Net income ......................                                          1,710                                          1,710

Other comprehensive income, net of tax:

  Foreign currency
   translation adjustment .......                                                    (31)                                   (31)

Total comprehensive income (b)...                                                                                         1,679

Dividends declared ..............                                           (712)                                          (712)

Share issuances for employee
  benefit plans ........                          1                 (23)                            56                       33

Acquisition-related
  transactions ..................                 1                  92                             33                      125

Purchase of treasury stock ......                (8)                                              (452)                    (452)

Purchase of stock by grantor
  trust ................                         (1)                                               (30)                     (30)

ESOP activities and related
  tax benefit ...........                                                      3                                32           35
                                   -----        ----   -------   ------   ------     ---         ------      ------     -------
Balance at June 30, 1998 ........  1,010        (25)    $1,010   $7,783   $8,383     $ 5         $(968)      $(370)     $15,843


(a) Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of June 30, 1998, there were approximately
     17.7 shares held in trust and 6.9 shares held in treasury.

(b) Total comprehensive income for second quarter 1998 was $783.

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


The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of our significant accounting policies and other information, you should read this report in conjunction with the consolidated financial statements included in our latest annual report on Form 10-K and previous quarterly report on Form 10-Q.

Certain amounts have been reclassified within the prior year's information to conform to the current year's presentation.

Note B - New Accounting Pronouncements

In the first quarter of 1999, we adopted a new accounting standard (SOP 98-1) related to the capitalization of certain costs for internal-use software development. Adoption of the new standard caused an increase in earnings as a result of the capitalization of costs that had previously been expensed. The impacts on income before income taxes, net income and earnings per share were as follows:

                                   Second Quarter       Year-to-Date
                                        1999                1999
Income before income taxes ...          $ 152               $ 260
Net income ...................          $ 95                $ 160
Earnings per share ...........          $0.05               $0.08

The adoption also changed the classification of these expenditures in the consolidated statements of cash flows from operating to investing activities.

Note C -  Earnings Per Share

Prior period amounts related to weighted-average common shares and dividends declared per common share have been adjusted for the two-for-one stock split which occurred in December 1998. The following is a reconciliation of the weighted-average share amounts (in millions) used in calculating earnings per share:

                                             Second Quarter       Year-to-Date
                                             1999     1998      1999       1998
Basic common shares outstanding ........    1,891    1,978     1,912      1,980
Incremental shares from stock options ..       18       12        18         12
Diluted common shares outstanding ......    1,909    1,990     1,930      1,992

The earnings amounts used for per-share calculations are the same for both the basic and diluted methods.

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

                                        Second Quarter       %          Year-to-Date        %
                                       1999      1998     Change       1999        1998   Change
Wireline communications
External revenues .................... $4,307    $4,088    5.4       $8,582      $8,064    6.4
Intersegment revenues ................    119        48    N/M*         167          92    N/M*
  Total revenues ..................... $4,426    $4,136    7.0       $8,749      $8,156    7.3
Operating income ..................... $1,390    $1,179   17.9       $2,803      $2,402   16.7
Segment net income ...................  $ 781     $ 644   21.3       $1,582      $1,327   19.2

Domestic wireless
External revenues ....................  $ 796     $ 672   18.5       $1,540      $1,316   17.0
Intersegment revenues ................      3         2    N/M            7           4    N/M
  Total revenues .....................  $ 799     $ 674   18.5       $1,547      $1,320   17.2
Operating income .....................  $ 114      $ 94   21.3        $ 201       $ 185    8.6
Net equity in earnings (losses) of
  unconsolidated  businesses..........   $ 41      $ 43   (4.7)        $ 72        $ 78   (7.7)
Segment net income ...................   $ 78      $ 74    5.4        $ 138       $ 143   (3.5)

International operations
External revenues ....................  $ 565     $ 484   16.7       $1,126       $ 936   20.3
Intersegment revenues ................     --        --     --           --          --     --
  Total revenues .....................  $ 565     $ 484   16.7       $1,126       $ 936   20.3
Operating income .....................  $  70     $  65    7.7        $ 121       $ 116    4.3
Net equity in earnings (losses) of
  unconsolidated  businesses..........  $  21     $ (14)   N/M         $  8       $ (35)   N/M
Segment net income (loss) ............  $  50     $ (22)   N/M        $  30       $ (27)   N/M

Advertising and publishing
External revenues ....................  $ 407     $ 394    3.3        $ 750       $ 730    2.7
Intersegment revenues ................      3       (2)    N/M            6          --    N/M

  Total revenues .....................  $ 410     $ 392    4.6        $ 756       $ 730    3.6
Operating income .....................  $ 162     $ 157    3.2        $ 302       $ 294    2.7
Net equity in earnings (losses) of
  unconsolidated  businesses..........   $ (4)    $  --    N/M         $ (5)      $  --    N/M
Segment net income ...................   $ 98     $ 102   (3.9)       $ 182       $ 188   (3.2)



*  Not Meaningful

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note D - Segment Information (continued)

                                        Second Quarter        %         Year-to-Date          %
                                         1999     1998    Change    1999          1998     Change
Other
External revenues ....................   $  73    $  26     N/M      $ 123         $ 44     N/M
Intersegment revenues ................      92       53     N/M        162          107     N/M

  Total revenues .....................   $ 165    $  79     N/M      $ 285        $ 151    88.7
Operating loss .......................   $ (68)   $ (76)   10.5      $(152)       $(140)   (8.6)
Net equity in earnings (losses) of
  unconsolidated  businesses..........   $  --     $  7     N/M      $  --         $  4     N/M
Segment net loss .....................   $ (59)   $ (31)  (90.3)     $(116)       $ (71)  (63.4)

Reconciling items
External revenues ....................   $  --    $  --     --      $  --        $  --      --
Intersegment revenues ................    (217)    (101)    N/M       (342)        (203)    N/M

  Total revenues .....................  $ (217)  $ (101)    N/M    $ (342)       $ (203)    N/M
Operating income .....................   $ (22)    $ 15     N/M      $(22)         $ 31     N/M
Net equity in earnings (losses) of
  unconsolidated  businesses
  (Note E)............................   $  --    $  --     --     $ (284)       $  --     N/M
Segment net income (loss).............    $ 32     $ 51   (37.3)   $ (221)       $ 150     N/M

Note E - Investment in Qwest

In May 1999, we acquired a 10% equity interest in Qwest Communications International Inc. (Qwest) through the purchase of 74,000,000 shares of common stock for a total of $3.5 billion. The investment is accounted for under the cost method of accounting. The stock purchase agreement includes certain restrictions on our ability to transfer these shares for a two-year period.
Accordingly, these securities do not currently fall within the scope of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115).

The market value of the investment at June 30, 1999 was $2.45 billion. Based on an evaluation of the facts and circumstances surrounding the decline in value, we believe this represents a temporary condition and that the investment is not impaired. Therefore, no reserve for loss has been recorded.


Note F -  Devaluation of Brazilian Currency

We hold equity interests in two wireless communications operations in Brazil. During January 1999, the government of Brazil allowed its currency to trade freely against other currencies. As a result, the Brazilian Real experienced a devaluation against the US Dollar. The devaluation resulted in our Brazilian wireless properties recording exchange losses related to their net US Dollar-denominated liabilities. Our share of the foreign exchange rate losses associated with the devaluation recorded during the first quarter was $280.

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note G -  Sublease of Communications Towers

In June 1999, we signed a definitive agreement with Crown Castle International, Inc. (Crown) for the sublease of all unused space on approximately 1,850 of our wireless communications towers in exchange for $610 to be paid in a combination of cash and Crown common stock. The transaction will occur in several phases that began in second quarter 1999 and will continue through the remainder of 1999. We will retain, outside of the leases, a portion of the towers for use in operating our wireless network. Under the agreement, Crown will manage, maintain and remarket the remaining space on the towers. In addition, we entered into a five-year, build-to-suit agreement with Crown covering up to 500 towers.

In a similar transaction, we announced in July 1999 a preliminary agreement with Crown to sublease through a master sublease agreement all unused space on 773 personal communications service (PCS) towers for $317 in cash. In addition, we have agreed to enter into a new exclusive three-year, build-to-suit agreement.

Note H -  Gain on Sale of Operations

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

In April 1999, we sold our 100% interest in a wireless property located in Dothan, Alabama for total proceeds of $21. The pretax gain on the sale was $16 ($10 after tax).


Note I - Supplemental Cash Flow Information

                         Year-to-Date
                      1999            1998
Cash Paid For:

   Income taxes ..... $ 391          $ 881
   Interest ......... $ 436          $ 383


Note J - Summary Financial Information for Equity Investees

The following table displays the summary unaudited financial information for our equity method businesses. These amounts are shown on a 100-percent basis.

                        Second Quarter    %     Year-to-Date        %
                         1999     1998 Change  1999       1998   Change
 Revenues  ........... $1,229    $ 852  44.2   $2,439   $ 1,567   55.6
 Operating income ....  $ 129     $ 65  98.5    $ 162     $ 131   23.7
 Net income (loss) ...  $ 320     $ 22  N/M    $ (618)     $ 16    N/M

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                              (Dollars In Millions)


Note K - Contingencies

Following the enactment of the Telecommunications Act of 1996, our telephone company subsidiary, BellSouth Telecommunications, Inc. (BST), entered into interconnection agreements with various competitive local exchange carriers
(CLECs). These agreements provide for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous CLECs have claimed entitlement from BST for compensation associated with dial-up calls originating on BST's network and connecting with Internet service providers
(ISPs) served by the CLECs' networks. It is our position that dial-up calls to ISPs are not local calls for which terminating compensation is due under the interconnection agreements. The courts and state regulatory commissions in BST's operating territory that have considered the matter to date, however, have ruled that such calls invoke the reciprocal compensation obligation.

In February 1999, the Federal Communications Commission (FCC) issued a decision that such ISP traffic does not terminate at the ISP and, therefore, is interstate in nature, rather than local. The FCC stated further that it would not interfere with prior state commissions' decisions regarding this matter. Because previous state regulatory decisions were based upon a view that Internet access calls are "local" rather than interstate in nature, we have asked those regulators to revisit their prior interpretations. BST has subsequently received unfavorable rulings in Florida and Alabama but has appealed these decisions. We believe that we have a good basis for our position. At June 30, 1999, our exposure related to these disputed claims was approximately $140, including accrued interest.

Other reciprocal compensation issues

In a related matter, we uncovered other service arrangements for which at least one CLEC is claiming terminating compensation of approximately $115 that we do not believe involves traffic under BST's interconnection agreement. BST has filed a complaint with the state regulatory commission asking that agency to hold a hearing regarding this arrangement and to declare that BST does not owe reciprocal compensation for these minutes of use. The CLEC has filed a complaint with the state regulatory commission asking it to order BST to pay the amounts the CLEC claims it is owed. Hearings on this matter are scheduled for August 1999. We believe that we have a good basis for our position and, accordingly, no provision has been recorded for this claim in these financial statements.

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                              (Dollars In Millions)


Note L - South Carolina Regulatory Matters

Beginning in 1996, BST operated under a price regulation plan approved by the South Carolina Public Service Commission (SCPSC) under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated the SCPSC's order approving this price regulation plan. In July 1999, BST elected to be regulated under a new state statute, adopted subsequent to the SCPSC's approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the SCPSC. The election will become effective August 13, 1999.

The South Carolina Consumer Advocate has petitioned the SCPSC seeking review of the level of BST's earnings during the 1996-1998 period when it operated under the previously invalidated price regulation plan. We have filed a motion seeking to have that petition dismissed.

During the second quarter of 1999, BST settled several other challenges to its earnings and rates in South Carolina. Under the terms of the settlement, it has reduced access charges and other services (principally convenience features) by an aggregate of $21 on an annual basis and will, as of January 2000, reduce certain business and residence rates by one dollar per line, per month to remain in effect for a minimum of five years.


Note M - Subsequent Event

On August 6, 1999, we issued $500 of 7 3/8% bonds due August 1, 2039. The purpose of this issue was to refinance a portion of the $2.5 billion in commercial paper borrowings associated with the initial financing of our investment in Qwest.

                              BELLSOUTH CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in Millions, Except Per Share Amounts)

For a more complete understanding of our industry, the drivers of our business, and our current period results, you should read the following Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) in conjunction with the MD&A in our latest annual report on Form 10-K and previous quarterly report on Form 10-Q.

-------------------------------------------------------------------------------
Consolidated Results of Operations
-------------------------------------------------------------------------------

Key financial and operating data for second quarter 1999 and 1998, and the respective year-to-date periods are as follows:

                                                  ----------------------- ------------ -- ----------------------- ------------
                                                      Second Quarter           %               Year-to-Date            %
                                                  ----------- -----------                 ----------- -----------
                                                     1999        1998       Change           1999        1998       Change
                                                  ----------- ----------- ------------ -- ----------- ----------- ------------
Revenues.                                             $6,148      $5,664          8.5        $12,121    $ 11,090          9.3
------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ------------
Expenses.                                             $4,502      $4,230          6.4        $ 8,868      $8,202          8.1
------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ------------
EBITDA...(a)                                          $2,789      $2,508         11.2        $ 5,509      $5,005         10.1
------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ------------
EBITDA margin.....                                     45.4%       44.3%      +110bps          45.5%        45.1       +40bps
------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ------------
Access line counts (000's):
   Switched access lines                              24,370      23,660          3.0
   Access line equivalents(b)                         16,925      12,346         37.1
     Total equivalent access lines                    41,295      36,006         14.7
------------------------------------------------- ----------- ----------- ------------
Digital and data services revenues                     $ 615       $ 465         32.3        $ 1,170       $ 891         31.3
------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ------------
Convenience feature revenues                           $ 466       $ 390         19.5          $ 900       $ 747         20.5
------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ------------
Access minutes of use (millions)                      27,627      26,240          5.3         54,452      51,322          6.1
----------------------------------------------------- ------- ----------- ------------ -- ----------- ----------- ------------
Proportionate wireless customers (000's):
   Domestic(c)....                                     5,155       4,376         17.8
   International(d)                                    4,475       2,317         93.1
------------------------------------------------- ----------- ----------- ------------

(a)  EBITDA  represents  income  before  net  interest expense,   income  taxes,
     depreciation and amortization, net equity in earnings (losses) of unconsolidated businesses and other income, net. We present EBITDA because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance and because we believe that EBITDA is an additional meaningful measure of performance and liquidity. EBITDA does not represent cash flows for the period, nor is it an alternative to operating income (loss) as an indicator of operating performance. You should not consider it in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The items excluded from the calculation of EBITDA are significant components in understanding and assessing our financial performance. Our computation of EBITDA may not be comparable to the computation of similarly titled measures of other companies. EBITDA does not represent funds available for discretionary uses.

(b) Represents the approximate number of switched access lines that would be functionally equal to non-switched, high-capacity digital and data circuits in service.

(c) During fourth quarter 1998, we reorganized our Los Angeles and Houston/Galveston cellular partnerships with AT&T. We have restated 1998 domestic wireless customers to reflect this reorganization and provide more meaningful comparative information for existing operations.

(d) During fourth quarter 1998, we sold our interest in BellSouth New Zealand. We have restated 1998 international wireless customers to exclude the customers of BellSouth New Zealand and provide more meaningful comparative information for existing operations.

-------------------------------------------------------------------------------
Overview
-------------------------------------------------------------------------------

Net income and earnings per share for second quarter and year-to-date 1999 and 1998 are as follows (all references to earnings per share are on a diluted basis):

                       ----------------------- -----------  ----------------------- ------------
                           Second Quarter          %             Year-to-Date            %
                       -----------------------              -----------------------
                          1999        1998       Change        1999        1998       Change
                       ----------- ----------- -----------  ----------- ----------- ------------
As Reported:
---------------------------------- ----------- -----------  ----------- ----------- ------------
  Net income .....           $980       $ 818        19.8        $1,595     $ 1,710        (6.7)
---------------------------------- ----------- -----------  ----------- ----------- ------------
  Earnings per share        $ .51       $ .41        24.4       $   .83       $ .86        (3.5)
---------------------------------- ----------- -----------  ----------- ----------- ------------

Normalized:
---------------------------------- ----------- -----------  ----------- ----------- ------------
  Net income .....           $980       $ 818        19.8        $1,875     $ 1,614         16.2
---------------------------------- ----------- -----------  ----------- ----------- ------------
  Earnings per share        $ .51       $ .41        24.4       $   .97       $ .81         19.8
---------------------------------- ----------- -----------  ----------- ----------- ------------

Quarter-over-quarter and on a year-to-date comparative basis, results reflect strong revenue growth in the core wireline business driven by digital and data services revenues and significant increases in our international and domestic wireless customer bases. Expense growth was driven by increased spending in the core wireline business for customer service and network support functions, volume-driven increases at our international and domestic wireless businesses and expenses for development and promotion of new business initiatives, including high-speed data and Internet service offerings.

Year-to-date 1999 reported results were greatly affected by the impacts of the devaluation of the Brazilian Real in early January 1999. Our share of the foreign exchange losses in our Brazilian wireless properties reduced year-to-date net income by $280 or $.15 per share (included in Net Equity in Earnings (Losses) of Unconsolidated Businesses). The year-to-date comparison is also impacted by the first quarter 1998 gain related to the sale of our investment in ITT World Directories of $96 or $.05 per share.

On January 1, 1999, we adopted a new accounting standard on capitalization of internal-use software. The quarter-over-quarter impact of capitalizing software costs under the new standard was a benefit of $95 or $.05 per share for second quarter 1999 and a benefit of $160 or $.08 per share for year-to-date 1999.


-------------------------------------------------------------------------------
Results by Segment
-------------------------------------------------------------------------------

Our reportable segments reflect strategic business units that offer different products and services and/or serve different customers. We have four reportable operating segments: (1) Wireline communications; (2) Domestic wireless; (3) International operations; and (4) Advertising and publishing. We have included the operations of all other businesses falling below the reporting threshold in the "Other" segment. We evaluate the performance of each strategic business unit based on net income, exclusive of charges for use of intellectual property rights and adjustments for special items that may arise. Intersegment revenues and expenses are not eliminated. Special items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature.

The results of businesses in which we own noncontrolling interests are not included in our reported revenues and expenses but are included in the Net Equity in Earnings (Losses) of Unconsolidated Businesses line item.

-------------------------------------------------------------------------------
Wireline Communications
-------------------------------------------------------------------------------

Wireline communications includes local exchange, network access and intraLATA long distance services to business and residential customers in a nine-state region located in the southeastern US.

------------------------------------------------- ----------------------- ----------- --- ----------------------- ------------
                                                      Second Quarter          %                Year-to-Date            %
                                                  -----------------------                 -----------------------
                                                     1999        1998       Change           1999        1998       Change
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Operating revenues:
   Local service                                      $2,712      $2,502         8.4          $5,366      $4,916          9.2
   Network access                                      1,187       1,160         2.3           2,378       2,311          2.9
   Long distance                                         153         177      (13.6)             303         352       (13.9)
   Other wireline:
     External                                            255         249         2.4             535         485         10.3
     Intersegment                                        119          48         N/M             167          92          N/M
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
       Total operating revenues                       $4,426      $4,136         7.0          $8,749      $8,156          7.3
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Operating expenses                                    $3,036      $2,957         2.7          $5,946      $5,754          3.3
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Operating income                                      $1,390      $1,179        17.9          $2,803      $2,402         16.7
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Segment net income                                     $ 781       $ 644        21.3          $1,582      $1,327         19.2
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------

------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
EBITDA                                                $2,240      $2,015        11.2          $4,486      $4,064         10.4
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------

EBITDA margin                                          50.6%       48.7%     +190bps           51.3%       49.8%       +150bps
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------


Operating Revenues

Local service
The $210 and $450 increases in local service revenues for the 1999 quarter-to-date and year-to-date periods, respectively, are attributable to growth in switched access lines and strong demand for digital and data services and convenience features.

We ended the second quarter with over 41 million total equivalent access lines, an increase of 14.7% since June 30, 1998. Residential access lines rose 3.7% to 16,782,000, driven by economic growth in our nine-state region as well as demand for additional residence lines for home office purposes, Internet access and children's phones. We added 363,000 second lines since June 30, 1998, extending the total to over 2.4 million lines and increasing the penetration rate to 17.0%. Business access lines, including both switched access lines and data circuits, grew 24.0% propelled by expanding demand for our digital and data services.

Revenues from optional convenience features such as custom calling features (e.g., Caller ID, Call Waiting, Call Return) and MemoryCall(R) service increased $76 (19.5%) quarter-over-quarter and $153 or 20.5% on a year-to-date comparative basis. We continued to drive growth of convenience feature usage through our Complete Choice package, a one-price bundled offering of over 20 features.

Increased penetration of extended local area calling plans also increased revenues by approximately $48 compared to second quarter 1998 and $92 compared to the first six months of 1998.

Network access
Network access revenues grew $27 in second quarter and $67 for the first six months of 1999 when compared to the same 1998 periods, due largely to higher demand. Access minutes of use rose 5.3% to 27,627 million in second quarter 1999 from 26,240 million in second quarter 1998. For the year-to-date period, access minutes of use grew 6.1% from 51,322 in 1998 to 54,452 in 1999. Increases in switched access lines and promotional activities by long distance carriers continue to be the primary drivers of the increase in minutes of use. The February 1999 introduction of 1+ dialing parity for intraLATA long distance calls in all states in our wireline territory has also begun to contribute to growth in minutes.

The growth rate in total minutes of use continues to be negatively impacted by the trend of business customers migrating from traditional switched circuits to higher capacity dedicated circuits which are fixed-charge based rather than per-minute-of-use based. Revenues from these dedicated circuit services grew approximately $38 quarter-over-quarter and $72 year-to-date on a comparative basis as Internet service providers and high-capacity users increased their use of our network. The growth rate in switched minutes of use has also been negatively impacted by competition from competitive local exchange carriers whose traffic completely bypasses our network.

Volume-related growth was largely offset by rate reductions related to the Federal Communications Commission's productivity factor adjustment and access reform that decreased revenues by $30 compared to second quarter 1998 and by $63 compared to the first six months of 1998.

Long distance
The decrease for both the quarter- and year-to-date periods compared to the same 1998 periods is primarily attributable to a decrease in long distance message volumes (16.4% for the quarter- and 14.2% for the year-to-date periods). The year-to-date period also includes the impact of a regulatory ruling related to compensation we receive from long distance carriers for interconnection to our public payphones. Partially offsetting these decreases were increased revenues from the provision of digital and data services during both 1999 periods and independent company settlements occurring in first quarter 1999.

Competition from alternative intraLATA long distance carriers and increased penetration of extended local area calling plans continue to have an adverse impact on our long distance message volumes. Effective February 1999, we implemented 1+ dialing parity for all states in our region, which allows customers to choose a competing intraLATA long distance carrier without having to dial a special access code. We believe that competition in the intraLATA long distance market will continue to adversely impact long distance message volumes and revenues.

Other wireline
The increase in external revenues is attributable to higher revenues in the 1999 second quarter and year-to-date periods from sales of customer premises equipment, sales of unbundled network elements, revenues from our Internet access offering and interconnection revenues from wireless carriers. We ended the quarter with over 565,000 subscribers to our BellSouth.net (sm) service, an increase of 125.1% compared to the same 1998 period. The increase in intersegment revenues in the 1999 periods primarily represents increased business activity with our communications group companies.

Operating Expenses

Operational and support expenses
Operational and support expenses increased $65 or 3.1% for second quarter 1999 and $171 or 4.2% for the first six months of 1999 when compared to the same periods in 1998. Adjusted for the impact of adopting the new rules on software capitalization, expenses increased $210 (9.9%) quarter-over-quarter and $409 (10.0%) on a year-to-date comparative basis.

Increased labor costs, primarily in customer service and network support functions, growth in reciprocal compensation expense, increased spending related to Year 2000 remediation and other increased costs in the telephone operations associated with higher business volumes were the primary drivers. Also contributing to the increase were expenses related to new data initiatives, including Asymmetric Digital Subscriber Line (ADSL) and integrated fiber-in-the-loop (IFITL), and promotional expenses related to expanding our Internet customer base.

We anticipate making ADSL service available in 30 markets this year, with an addressable market of approximately 6 million access lines. We are deploying IFITL in nearly all newly built neighborhoods and also expect to retrofit some 200,000 existing homes in Atlanta and Miami by the end of 1999.

Depreciation and amortization
Depreciation and amortization expense was relatively flat compared to the corresponding prior year periods, increasing $14 or 1.7% for the quarter and $21 or 1.3% year-to-date. While gross depreciable plant increased by $2,690 or 5.5% since June 30, 1998, the overall composite depreciation rate was slightly lower, resulting in flat depreciation expense.

-------------------------------------------------------------------------------
Domestic Wireless
-------------------------------------------------------------------------------

Domestic wireless is comprised of cellular and personal  communications  service
(PCS) businesses principally within the southeastern US.

-------------------------------------------------- ------------------------ ----------- -- ------------------------ -----------
                                                       Second Quarter           %               Year-to-Date            %
                                                   ------------------------                ------------------------
                                                      1999        1998        Change          1999        1998        Change
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
Operating revenues                                       $799         $674        18.5         $1,547       $1,320        17.2
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
Operating expenses                                       $685         $580        18.1         $1,346       $1,135        18.6
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
Operating income                                         $114          $94        21.3           $201         $185         8.6
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
Net equity in earnings (losses) of
  unconsolidated businesses                               $41          $43       (4.7)            $72          $78       (7.7)
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
Segment net income                                        $78          $74         5.4           $138         $143       (3.5)
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------

-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
EBITDA                                                   $257         $221        16.3           $482         $435        10.8
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
EBITDA margin                                           32.2%        32.8%      -60bps          31.2%        33.0%     -180bps
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------

-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
Customers (a)                                           4,724        3,963        19.2
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
Average monthly revenue per customer (a)                  $51          $51          --            $51          $53       (3.8)
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------

(a) The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.

Operating Revenues

Revenue growth of $125 for the quarter and $227 year-to-date, compared to the same 1998 periods, in the consolidated domestic wireless business can be attributed to a 19.2% increase in the customer base since June 30, 1998. Advertising, enhanced volume pricing strategies (including bundled minutes at lower rates and prepaid calling plans) and competitive incentive programs (such as discounted wireless handsets) were key drivers of the customer growth. Average monthly revenue per customer in second quarter 1999 remained flat reflecting increased usage offset by declines in per-minute rates. The decline in per-minute rates is due to the increasingly competitive market environment.

We expect competition to intensify in our markets and continue to pressure pricing. We believe this will further stimulate demand and continue to increase usage as the overall market is expanded.

Operating Expenses

Operational and support expenses
These expenses increased $89 or 19.7% to $542 for the quarter and $180 or 20.3% to $1,065 for the first six months of 1999 compared to the same 1998 periods. These increases resulted from greater customer acquisition costs associated with higher customer additions in the 1999 periods compared to 1998. Average acquisition costs per customer, however, have benefited as we shift to lower cost, direct sales channels. In our continuing effort to migrate our customer base from analog to digital service, we have moved over 40% of our subscriber base to digital and have increased digital minutes of use to over 50% of total network usage. The combination of higher customer additions and digital conversion negatively impacted the comparison of margins between 1999 and 1998 periods but will enable greater revenue growth and operational efficiency.

Expenses related to our new PCS markets also contributed to the increase. During second quarter 1999, we initiated service in several BTAs in Florida and Mississippi and will continue our build-out of these markets throughout the remainder of 1999.

Depreciation and amortization
Depreciation and amortization increased $16 or 12.6% to $143 during second quarter 1999 and $31 or 12.4% to $281 year-to-date compared to the same 1998 periods. The increase was primarily attributable to higher levels of property, plant and equipment since June 30, 1998. The increased investment is the result of the build-out of PCS markets, expansion of the network related to growth in the customer base and deployment of digital cellular across all of our consolidated markets.

Net Equity in Earnings (Losses) of Unconsolidated Businesses

Compared to the same 1998 periods, 1999 equity in earnings (losses) of unconsolidated domestic wireless businesses decreased $2 for the quarter and $6 for the year-to-date periods. These decreases are principally due to lower earnings at our business in Los Angeles. Earnings were lower due to acquisition costs associated with higher customer additions and increased amortization expense that resulted from the reorganization of our ownership interests in fourth quarter 1998. This decrease was partially offset by stronger operating results at our other unconsolidated markets.


-------------------------------------------------------------------------------
International Operations
-------------------------------------------------------------------------------

International operations is comprised principally of our investments in cellular and PCS businesses in nine countries in Latin America as well as in Denmark, Germany, India and Israel.

--------------------------------------------------- --------------------- ----------- --- ----------------------- ------------
                                                       Second Quarter         %                Year-to-Date            %
                                                    ---------------------                 -----------------------
                                                      1999       1998       Change           1999        1998       Change
--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------



Operating revenues                                      $565        $484        16.7          $1,126        $936         20.3
--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------
Operating expenses                                      $495        $419        18.1          $1,005        $820         22.6
--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------
Operating income                                         $70         $65         7.7            $121        $116          4.3
--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------
Net equity in earnings (losses) of
  unconsolidated businesses                              $21       $(14)         N/M             $ 8       $(35)          N/M
--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------
Segment net income (loss)                                $50       $(22)         N/M             $30       $(27)          N/M
--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------

--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------
EBITDA                                                  $178        $146        21.9            $332        $267         24.3
--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------
EBITDA margin                                          31.5%       30.2%     +130bps           29.5%       28.5%      +100bps
--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------

--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------
Customers (a)                                          3,233       2,058        57.1
--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------
Average monthly revenue per customer (a)                 $57         $74      (23.0)             $59         $74       (20.3)
--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------

(a) The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.

Operating Revenues

Consolidated revenues are from our operations in Venezuela, Argentina, Chile, Ecuador and Peru and, in the prior year, New Zealand. The increases of $81 quarter-over-quarter and $190 year-to-date on a comparative basis are primarily due to substantial growth in the customer bases of these operations, which collectively have grown over 57% since June 30, 1998. Partially offsetting the impacts of customer growth is declining monthly revenue per customer that is driven by continued expansion into lower-usage customer segments through offerings such as prepaid cellular service. Both the quarter-to-date and year-to-date periods are negatively impacted by the absence of revenues from BellSouth New Zealand, which was sold during fourth quarter 1998. Overall weakening of local currencies also impacted revenue growth on a US-Dollar basis.

Operating Expenses

Operational and support expenses
For the 1999 periods, these expenses increased $49 compared to second quarter 1998 and $125 compared to the first six months of 1998. These increases are primarily the result of customer acquisition costs associated with significant increases in customer additions. The increases also reflect additional operational costs associated with higher customer levels and expanded operations. Offsetting the increases were prior period expenses incurred by BellSouth New Zealand.

Depreciation and amortization
Depreciation expense increased $13 quarter-over-quarter and $31 on a year-to-date comparative basis due primarily to higher gross depreciable plant resulting from the continued investment in our wireless network infrastructure and digital conversion of our network in Venezuela. Amortization expense increased $14 quarter-over-quarter and $29 on a year-to-date comparative basis as a result of increased intangibles related to our purchase of additional ownership interests in several Latin American operations.

Net Equity in Earnings (Losses) of Unconsolidated Businesses

The improvement in equity in earnings (losses) from our unconsolidated international businesses in the 1999 periods is due to stronger results from our investments in Germany, Panama and Nicaragua, all of which experienced substantial growth in their customer bases compared to the same periods in 1998. Offsetting these improvements were start-up losses related to our operations in Brazil, which were launched in May 1998. Improvements in the current year-to-date period were also offset by less favorable results from our business in Denmark due to customer acquisition costs associated with higher customer additions.

Operations in Brazil have been affected by weaknesses in the local economy and currency. While the government has proposed economic reforms and the Brazilian Real has strengthened and begun to stabilize, the long-term impact on our Brazilian operations is not known.


-------------------------------------------------------------------------------
Advertising and Publishing
-------------------------------------------------------------------------------

Our advertising and publishing segment is comprised of companies that publish, print, sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic product offerings.

------------------------------------------------- ----------------------- ----------- --- ----------------------- ------------
                                                      Second Quarter          %                Year-to-Date            %
                                                  -----------------------                 -----------------------
                                                     1999        1998       Change           1999        1998       Change
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------

External revenues                                       $407        $394         3.3            $750        $730          2.7
Intersegment revenues                                      3         (2)         N/M               6          --          N/M
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Total operating revenues                                $410        $392         4.6            $756        $730          3.6
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Operating expenses                                      $248        $235         5.5            $454        $436          4.1
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Operating income                                        $162        $157         3.2            $302        $294          2.7
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Net equity in earnings (losses) of
  unconsolidated businesses                            $ (4)         $--         N/M           $ (5)        $ --          N/M
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Segment net income                                       $98        $102       (3.9)            $182        $188        (3.2)
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------

------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
EBITDA                                                  $169        $163         3.7            $315        $306          2.9
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
EBITDA margin                                          41.2%       41.6%      -40bps           41.7%       41.9%       -20bps
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------

Operating Results

External revenues increased $13 for second quarter and $20 for year-to-date 1999 when compared to the same 1998 periods. These increases are principally a result of increased pricing and volumes, offset by the effects of shifts in directory production schedules. Adjusted for book shifts, external revenues would have increased by approximately 5.0% for the quarter and 3.6% for the year-to-date period. To a lesser extent, the increased revenues of our electronic media offerings also contributed.

Operational and support expenses increased $13 for second quarter and $18 for year-to-date 1999, when compared to the same 1998 periods, due primarily to increases in advertising and other marketing related costs. Depreciation and amortization was flat as there were no significant increases in property, plant and equipment.

Net equity in earnings (losses) of unconsolidated businesses includes the results of our new international investments in directory publishers in Peru and Brazil. We plan to continue exploring international growth opportunities that capitalize on existing directory core competencies.


-------------------------------------------------------------------------------
Other
-------------------------------------------------------------------------------

This segment is primarily comprised of our communications group companies -- including new business initiatives such as entertainment (cable and wireless television), Internet access, wireless data and interLATA long distance. The stand-alone revenues and expenses of our Internet access marketing company which are included in this segment are eliminated in consolidation and reported as part of the wireline communications results. Also included are businesses whose primary purpose is to support our other operating segments.

------------------------------------------------- ----------------------- ------------- -- -------------------------- ----------
                                                      Second Quarter           %                 Year-to-Date             %
                                                  -----------------------                  --------------------------
                                                     1999        1998        Change            1999         1998       Change
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ ----------

External revenues                                       $ 73         $26           N/M            $ 123         $ 44        N/M
Intersegment revenues                                     92          53           N/M              162          107        N/M
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ ----------
Total operating revenues                               $ 165         $79           N/M            $ 285        $ 151        N/M
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ ----------
Operating expenses                                      $233        $155          50.3            $ 437        $ 291       50.2
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ ----------
Operating loss                                         $(68)       $(76)          10.5           $(152)       $(140)      (8.6)
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ ----------
Net equity in earnings (losses) of
  unconsolidated businesses                             $ --         $ 7           N/M             $ --         $  4        N/M
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ ----------
Segment net loss                                       $(59)       $(31)        (90.3)           $(116)       $ (71)     (63.4)
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ ----------

------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ ----------
EBITDA                                                 $(35)       $(53)          34.0            $(88)       $(100)       12.0
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ ----------
EBITDA margin                                        (21.2%)     (67.1%)           N/M          (30.9%)      (66.2%)        N/M
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ ----------

Operating Results

External revenues were up $47 for second quarter and $79 for year-to-date 1999 when compared to the same 1998 periods. These increases were driven by growth in revenues from interactive paging services, wireless television offerings and the resale of interLATA long distance services in markets outside of our wireline region. Since second quarter 1998, we have rolled out wireless television service in four new markets and introduced interactive paging service with nationwide coverage.

Operating expenses reflect increased spending associated with new product and/or market introductions in all of these businesses. Higher headcount associated with customer support and installation functions also contributed to the increase in expenses. Depreciation and amortization has increased reflecting our continuing investment of resources associated with the growth of these businesses.

-------------------------------------------------------------------------------
Other Nonoperating Items
-------------------------------------------------------------------------------


------------------------------------------------- ----------------------- ----------- --- ----------------------- ------------
                                                      Second Quarter          %                Year-to-Date            %
                                                  -----------------------                 -----------------------
                                                     1999        1998       Change           1999        1998       Change
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------

Interest Expense                                        $245        $203        20.7            $471        $393         19.8
Gain on Sale of Operations                                16          --         N/M              16         155          N/M
Net Equity in Earnings (Losses) of
  Unconsolidated Businesses                               57          36        58.3           (209)          47          N/M
Other Income, net                                         99          82         N/M             158          99          N/M
Provision for Income Taxes                               593         531        11.7           1,152       1,086          6.1

------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------

Interest expense
Higher interest expense in 1999 is attributable to higher average debt balances in the quarter- and year-to-date periods relative to the 1998 periods and a higher proportion of capitalized interest in the 1998 periods. The higher debt balances in second quarter 1999 are the result of commercial paper borrowings associated with the interim financing of our investment in Qwest Communications International Inc. (Qwest). We also capitalized a greater proportion of our interest in 1998 due to our start-up investments in Brazil. Our average debt balances were as follows:

------------------------------------------------- ----------------------- ----------- --- ----------------------- ------------
                                                      Second Quarter          %                Year-to-Date            %
                                                  -----------------------                 -----------------------
                                                     1999        1998       Change           1999        1998       Change
------------------------------------------------- ----------- ----------- -----------     ----------- ----------- ------------

------------------------------------------------- ----------- ----------- -----------     ----------- ----------- ------------
Average short-term debt balance                       $ 5,848     $ 3,390       72.5         $ 5,025     $ 3,448        45.7
------------------------------------------------- ----------- ----------- -----------     ----------- ----------- ------------
Average long-term debt balance                        $ 8,401     $ 7,883        6.6         $ 8,487     $ 7,703        10.2
------------------------------------------------- ----------- ----------- -----------     ----------- ----------- ------------
 Total average debt balance                           $14,249     $11,273       26.4         $13,512     $11,151        21.2
------------------------------------------------- ----------- ----------- -----------     ----------- ----------- ------------


We have refinanced $500 of commercial paper with a like amount of 7 3/8% 40-year bonds. We plan to refinance an additional $2.0 billion of commercial paper when we believe conditions are favorable.

Gain on sale of operations
During second quarter 1999, we recognized a gain of $16 ($10 after tax) from the sale of a wireless property in Alabama. The 1998 year-to-date period includes a gain of $155 ($96 or $.05 per share after tax) from our receipt in first quarter 1998 of additional proceeds related to the 1997 sale of our interest in ITT World Directories.

Net equity in earnings (losses) of unconsolidated  businesses
Earnings from our unconsolidated businesses increased $21 in the second quarter and decreased $256 in the year-to-date period when compared with the same 1998 periods. The year-to-date decrease was driven by foreign exchange losses of $280 recorded in first quarter 1999 related to our Brazilian properties (see Note F to the consolidated financial statements for further discussion of this matter). Excluding the impact of this event, year-to-date earnings increased $24 when compared to the same 1998 period. These results are addressed in the discussions for the Domestic wireless and International operations segments.

Other income, net
Other income, net includes interest income, gains/losses on disposition of assets, foreign currency gains/losses and miscellaneous nonoperating income. The increase of $17 over second quarter 1998 and $59 over the 1998 year-to-date period is attributable to higher net foreign exchange gains in our consolidated international businesses and increases in other nonoperating income in second quarter 1999. Partially offsetting these increases were decreased interest income due to lower average cash balances and higher minority interest expense related to our less-than-100-percent-owned subsidiaries.

Provision for income taxes
The provision for income taxes increased $62 quarter-over-quarter and $66 on a year-to-date comparative basis. The effective tax rate for second quarter 1999 was 37.7% compared to 39.4% in second quarter 1998. The decrease in the effective tax rate for second quarter 1999 is due primarily to improved results in foreign equity-method subsidiaries which are recorded net of tax benefits or expense. The effective rate was further reduced by a change in the mix of income among taxing jurisdictions.

For the year-to-date period, the effective tax rate was 41.9% compared to 38.8% in 1998. The effective tax rate for the year-to-date period was significantly impacted by the foreign exchange losses recorded at our unconsolidated Brazilian businesses during first quarter 1999. Excluding the effect of these losses, our effective rate for the 1999 year-to-date period was 38.1%. The lower effective rate for the year-to-date period is due to the same factors as the decrease in our quarterly effective rate.


-------------------------------------------------------------------------------
Financial Condition
-------------------------------------------------------------------------------

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

Net cash provided by (used for):
-------------------------- ---------- ------------ -------------------------
                              1999         1998            Change
                           ---------- ------------ -------------------------

Operating activities......  $4,093       $3,698      $395           10.7%
Investing activities...... $(6,695)     $(3,276)    $3,419           N/M
Financing activities......   $172        $(770)      $942            N/M

-------------------------- ---------- ------------ ----------- -------------

Net cash provided by operating activities
The increase in cash from operations primarily reflects higher EBITDA, partially offset by an increase in working capital requirements.

Operating cash flows for 1999 also include $68 in cash proceeds associated with the initial closing of our agreement to sublease wireless communications towers to Crown Castle International, Inc. Additional closings are scheduled to be completed throughout the remainder of 1999. These transactions are expected to generate total cash proceeds in excess of $700.

Net cash used in investing activities
During the first half of 1999, we invested $2.9 billion for capital expenditures to support our wireline and wireless networks, to promote the introduction of new products and services and increase operating efficiency and productivity. Significant investments are also being made to support deployment of ADSL and fast packet switching technologies as well as our IFITL initiative. Included in these expenditures for the first half of 1999 are approximately $280 in costs related to the purchase and development of internal-use software.

Our Argentine wireless communications company recently won its bid to acquire additional PCS licenses. It will pay approximately $262 for the licenses and anticipates investing an additional $600 to build out the areas covered by these licenses. Our share of the capital required, based on our 65 percent ownership, will be approximately $560 over the duration of the build-out period.

During April 1999, we announced a new business agreement with Qwest that included our purchasing a ten percent stake for $3.5 billion. This transaction closed during May 1999. We initially funded this purchase by utilizing existing cash reserves and issuing $2.5 billion in commercial paper, $500 of which we have refinanced with 7 3/8% 40-year bonds. We intend to refinance an additional $2.0 billion of commercial paper when we believe market conditions are favorable.

Net cash used in financing activities
During the first half of 1999, we purchased 66 million shares as part of a $3 billion repurchase plan announced in December 1998. Combined with 1998 repurchases under a previous plan, we have reduced our number of outstanding shares by 86 million since June 30, 1998. We completed the December 1998 buyback plan during May 1999.

Our debt to total capitalization ratio was 53.5% at June 30, 1999 compared to 43.0% at December 31, 1998. The increase is a function of increases in short-term debt attributable to higher net borrowings of commercial paper and the reduction in shareholders' equity, driven by the effect of our stock buyback program.

At August 6, 1999, we had shelf registration statements on file with the SEC under which $4.7 billion of debt securities could be publicly offered.

Market Risk

For a complete discussion of our market risks, you should refer to the caption "Market Risk" in our 1998 Annual Report on Form 10-K. Our primary exposure to market risks relates to unfavorable movements in interest rates and foreign currency exchange rates. Our exposure to interest rate risk increased in second quarter 1999 due to the borrowing of $2.5 billion in commercial paper for our investment in Qwest. We have refinanced $500 with fixed-rate debt and intend to refinance $2.0 billion of that commercial paper when we believe market conditions are favorable. We do not anticipate any significant changes in our objectives and strategies with respect to managing such exposures.

-------------------------------------------------------------------------------
Operating Environment and Trends of the Business
-------------------------------------------------------------------------------

Regulatory Developments

Reciprocal Compensation. See Note K to the consolidated financial statements.

South Carolina Regulatory Matters. See Note L to the consolidated financial statements.

International Operations

Fluctuations in foreign exchange rates
Our equity investments in international wireless systems are viewed as long-term assets valued in the local currency, translated into US Dollars, and reported in our consolidated financial statements. Foreign currency exchange rate fluctuations may be material to results of operations. A significant weakening against the US Dollar of the currency of a country where we generate revenues and earnings may adversely impact our results, such as occurred in Brazil during first quarter 1999.

Any weakening of the US Dollar against foreign currencies could have an adverse impact on cash flows if we are obligated to make significant foreign-currency-denominated capital investments. We attempt to mitigate the effect of certain foreign currency fluctuations through the use of foreign currency hedging contracts.

During January 1999, the government of Brazil allowed its currency to trade freely against other currencies. As a result, the Brazilian Real experienced devaluation against the US Dollar. The devaluation resulted in our Brazilian wireless properties recording exchange losses related to their net US Dollar-denominated liabilities. Our share of the foreign exchange rate losses, which was recorded during first quarter 1999, was $280.

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

Euro conversion
In January 1999, certain member countries of the European Union established permanent, fixed conversion rates between their existing currencies and the European Union's common currency (the Euro). The Euro will be phased in over a transition period culminating on January 1, 2002 at which time all existing currencies will be withdrawn from circulation. We have investments in companies operating in Germany, Belgium and the Netherlands, which are participating in the Euro conversion. We do not believe that the Euro conversion will have a material effect on these investments.

Year 2000 Readiness Disclosure

      You should note that the following discussion about the Year 2000 includes certain forward-looking statements that are subject to risks and uncertainties. Factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to:

      o Remaining implementation and testing could reveal the need for additional unplanned remedial efforts and

      o Third-party vendors and suppliers could fail to meet their stated objectives, timetables or cost estimates.

      Inability to reach substantial Year 2000 compliance in our systems and integral third-party systems could result in interruption of telecommunications services, interruption or failure of our customer billing, operating and other information systems and failure of certain date-sensitive equipment. These failures could result in substantial claims by customers as well as loss of revenue due to service interruption, delays in our ability to bill our customers accurately and timely, and increased expenses associated with litigation, stabilization of operations following such failures or execution of contingency plans.

During 1997, we initiated a company-wide program to identify and address issues associated with the ability of our date-sensitive information, telephony and business systems and certain equipment to properly recognize the Year 2000 as a result of the century change on January 1, 2000. The program is also designed to assess the readiness of other entities with which we do business.

As of July 1999, we have completed the majority of our Year 2000 conversions, tests and implementations. We have completed all the work on systems that make up our key business processes, and they have been tested in our labs in a Year 2000 environment. All of our landline and wireless central office switches have been remediated, tested and implemented into our production environment. We have also completed 100% of the upgrades and replacements to the equipment necessary for E9-1-1 services within our nine-state wireline region.

Our Year 2000 program is divided into six phases: planning; inventory; impact analysis; conversion; testing; and implementation. Our progress within these phases is based on the number of inventoried items that have been addressed and covers those business processes that we consider "mission critical." Mission critical applications include those that:

o        directly affect delivery of primary services to our customers;

o        directly affect our revenue recognition and collection; and

o        would create noncompliance with any statutes or laws.

The three main areas of focus for our Year 2000 program are network components, information technology systems and building and environmental systems. Each focus area includes the hardware, software, embedded chips, third-party vendors and suppliers as well as third-party networks that are associated with the identified systems. We have completed the planning, inventory and impact analysis phases and our completion status for the remaining phases is as follows: Network components - 99%; Information technology systems - 95%; and Building and environmental systems - 99%.

We will continue to monitor and track the conversion, testing and implementation for all remaining mission-critical and non-mission-critical applications. Many of the applications scheduled to be completed after July 1999 are of low or no impact to our customers and/or internal business operations and were therefore specifically targeted for remediation after the more critical applications.

Contingency plans. We have developed numerous continuity plans for conducting our business operations in the event of crises, including system outages and natural disasters. We have chartered a Year 2000 Business Contingency Planning project to ensure that contingency plans are developed and tested and support infrastructures are in place. This effort is not limited to the risks posed by the potential Year 2000 failures of our networks, internal information systems or infrastructures, but also includes the potential secondary impact on us of Year 2000 failures, including potential systems failures of business partners and infrastructure service providers. Business impact assessments have been substantially completed, and the completion of contingency plan testing and sign-off is scheduled for third quarter 1999.

Costs of project. Some of the costs associated with our Year 2000 compliance efforts were incurred in 1997 and 1998. We will incur the remainder during 1999 and 2000. At June 30, 1999, we have spent approximately $199 in external costs towards Year 2000 compliance. We estimate the total external costs of our compliance efforts will be approximately $300 over the life of the project.

Expected completion. We currently anticipate that the remaining applications will be Year 2000 compliant between September and December 1999. Unforeseen circumstances such as those discussed previously could affect our current assessments. As a result, we are unable to determine the impact that any system interruption would have on our results of operations, financial position and cash flows.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that all derivative instruments be recognized as assets or liabilities and adjusted to fair value each period. During June 1999, the FASB postponed the required adoption date until January 1, 2001. We plan to adopt SFAS No. 133 on January 1, 2001 and are currently assessing the impact that adoption will have on our results of operations and financial position.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the caption labeled "Market Risk" in Management's Discussion and Analysis of Results of Operations and Financial Condition.

-------------------------------------------------------------------------------
Cautionary Language Concerning Forward-Looking Statements
-------------------------------------------------------------------------------

In addition to historical information, management's discussion and analysis contains forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. These statements are based on our assumptions and estimates and are subject to risks and uncertainties. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

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

This list of cautionary statements is not exhaustive. These and other developments could cause our actual results to differ materially from those forecast or implied in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which are current only as of the date of this filing. We have no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

-------------------------------------------------------------------------------
PART II -- OTHER INFORMATION
-------------------------------------------------------------------------------


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit
     Number

     4a No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such instrument to the SEC upon request.

     10q-4 Amendment dated May 6, 1999 to the BellSouth Personal Retirement Account Pension Plan.

     10q-5 Amendment dated May 6, 1999 to the BellSouth Personal Retirement Account Pension Plan.

     10q-6 Amendment dated May 7, 1999 to the BellSouth Personal Retirement Account Pension Plan.

     11           Computation of Earnings Per Common Share.

     12           Computation of Ratio of Earnings to Fixed Charges.

     27           Financial Data Schedule as of June 30, 1999.



(b) Reports on Form 8-K:

 Date of Event             Subject


 April 19, 1999            BellSouth/Qwest agreement and 1Q99 Earnings Release

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



                                                   BELLSOUTH CORPORATION

                                           By    /s/  W. Patrick Shannon
                                                      W. PATRICK SHANNON
                                           Vice President and Controller
                                          (Principal Accounting Officer)


August 6, 1999

                                  EXHIBIT INDEX

     Exhibit
     Number

     10q-4 Amendment dated May 6, 1999 to the BellSouth Personal Retirement Account Pension Plan.

     10q-5 Amendment dated May 6, 1999 to the BellSouth Personal Retirement Account Pension Plan.

     10q-6 Amendment dated May 7, 1999 to the BellSouth Personal Retirement Account Pension Plan.

     11        Computation of Earnings Per Common Share.

     12        Computation of Ratio of Earnings to Fixed Charges.

     27        Financial Data Schedule as of June 30, 1999.