Form 10-Q
period 1999-09-30
BELLSOUTH CORP
filed 1999-11-10
CIK 732713

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q
          (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

At October 31, 1999, 1,882,319,274 common shares were outstanding.

                                Table of Contents


Item                                                              Page
                                     Part I
1. Financial Statements
       Consolidated Statements of Income ........................   3
       Consolidated Balance Sheets ..............................   4
       Consolidated Statements of Cash Flows ....................   5
       Consolidated Statements of Shareholders' Equity
          and Comprehensive Income ..............................   6
       Notes to Consolidated Financial Statements ...............   8

2.  Management's Discussion and Analysis of Results of
       Operations and Financial Condition .......................  14

3.  Qualitative and Quantitative Disclosures about Market Risk ..  27

                                     Part II
6.  Exhibits and Reports on Form 8-K ............................  29

------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------------------------------------------------------

                              BELLSOUTH CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In Millions, Except Per Share Amounts)
                                                 For the Three Months                   For the Nine Months
                                                  Ended September 30,                   Ended September 30,
                                                1999              1998                1999                1998
Operating Revenues:
   Wireline communications:
      Local service .........................   $2,747          $2,542               $8,113             $7,458
      Network access ........................    1,200           1,147                3,578              3,458
      Long distance .........................      158             180                  461                532
      Other wireline ........................      310             267                  845                752
        Total wireline communications .......    4,415           4,136               12,997             12,200
   Domestic wireless ........................      815             702                2,355              2,018
   International operations .................      575             514                1,701              1,450
   Advertising and publishing ...............      540             481                1,290              1,211
   Other ....................................       77              32                  200                 76
      Total Operating Revenues...............    6,422           5,865               18,543             16,955

Operating Expenses:
   Operational and support expenses .........    3,541           3,291               10,153              9,376
   Depreciation and amortization ............    1,170           1,111                3,426              3,228
     Total Operating Expenses ...............    4,711           4,402               13,579             12,604

Operating Income ............................    1,711           1,463                4,964              4,351

Interest Expense ............................      266             218                  737                611
Gain on Sale of Operations ..................       39              --                   55                155
Net Equity in Earnings (Losses) of
   Unconsolidated Businesses ................      (26)             42                (235)                 89
Other Income, net ...........................       12              31                  170                130

Income Before Income Taxes ..................    1,470           1,318                4,217              4,114
Provision for Income Taxes ..................      455             504                1,607              1,590

     Net Income .............................   $1,015           $ 814               $2,610             $2,524

Weighted-Average Common Shares
  Outstanding:
   Basic ....................................    1,885           1,965                1,903              1,975
   Diluted ..................................    1,904           1,979                1,921              1,987
Dividends Declared Per Common Share .........    $ .19           $ .18                $ .57              $ .54
Earnings Per Share:
   Basic ....................................    $ .54           $ .41               $ 1.37             $ 1.28
   Diluted ..................................    $ .53           $ .41               $ 1.36             $ 1.27


  The accompanying notes are an integral part of these consolidated financial statements.

                              BELLSOUTH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     (In Millions, Except Per Share Amounts)

                                                September 30,       December 31,
                                                     1999               1998
                                                 (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents ...................       $ 878           $ 3,003
 Temporary cash investments ..................         262               184
 Accounts receivable, net of
  allowance for uncollectibles
  of $293 and $251 .................                 4,794             4,629

 Material and supplies .......................         468               431
 Other current assets ........................         539               459
   Total Current Assets ......................       6,941             8,706

Investments and Advances .....................       4,863             2,861

Property, Plant and Equipment ................      60,525            57,974
Less: accumulated depreciation ...............      36,005            34,034
   Property, Plant and Equipment, net ........      24,520            23,940

Deferred Charges and Other Assets ............       1,876             1,028
Intangible Assets, net .......................       3,719             2,875

Total Assets .................................     $41,919           $39,410

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Debt maturing within one year ...............     $ 7,308            $3,454
 Accounts payable ............................       2,062             2,219
 Other current liabilities ...................       4,244             3,477
   Total Current Liabilities .................      13,614             9,150

Long-Term Debt ...............................       8,786             8,715

Noncurrent Liabilities:
 Deferred income taxes .......................       2,649             2,512
 Unamortized investment tax credits ..........         136               167
 Other noncurrent liabilities  ...............       3,054             2,756
   Total Noncurrent Liabilities ..............       5,839             5,435

Shareholders' Equity:
 Common stock, $1 par value
  (4,400 shares authorized;
   1,884 and 1,950
   shares outstanding) .......................       2,020             2,020
 Paid-in capital .............................       6,766             6,766
 Retained earnings ...........................      10,982             9,479
 Accumulated other comprehensive income ......      (1,057)              (64)
 Shares held in trust and treasury ...........      (4,721)           (1,752)
 Guarantee of ESOP debt.......................        (310)             (339)
   Total Shareholders' Equity ................      13,680            16,110

Total Liabilities and Shareholders' Equity ...     $41,919           $39,410


  The accompanying notes are an integral part of these consolidated financial statements.

                              BELLSOUTH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In Millions)

                                                                                                         For the Nine Months
                                                                                                         Ended September 30,
                                                                                                       1999               1998
        Cash Flows from Operating Activities:
         Net income ............................................................................     $2,610              $2,524
         Adjustments to net income:
             Depreciation and amortization .....................................................      3,426               3,228
             Provision for uncollectibles  .....................................................        260                 230
             Net equity in losses (earnings) of unconsolidated businesses ......................        235                (89)
             Minority interests in income of subsidiaries ......................................         85                  27
             Deferred income taxes and unamortized investment tax credits ......................         44                  39
             Gain on sale of operations ........................................................        (55)               (155)
             Recognition of foreign investment tax credits .....................................       (120)                 --
             Dividends received from unconsolidated businesses..................................         59                 169
         Net change in:
             Accounts receivable and other current assets ......................................       (548)               (153)
             Accounts payable and other current liabilities ....................................        710                 195
             Deferred charges and other assets .................................................       (391)               (235)
             Other liabilities and deferred credits ............................................         76                  74
         Other reconciling items, net ..........................................................         80                  42
             Net cash provided by operating activities .........................................      6,471               5,896

        Cash Flows from Investing Activities:
         Capital expenditures ..................................................................     (4,456)             (3,744)
         Investments in and advances to unconsolidated businesses ..............................     (3,751)               (566)
         Purchases of licenses and other intangible assets .....................................       (296)               (575)
         Proceeds from sale of operations ......................................................        215                 155
         Purchases of short-term investments ...................................................       (243)               (292)
         Proceeds from disposition of short-term investments ...................................        144                  98
         Proceeds from repayment of loans and advances..........................................         60                  57
         Other investing activities, net .......................................................         73                 126
             Net cash used for investing activities ............................................     (8,254)             (4,741)

        Cash Flows from Financing Activities:
         Net borrowings (repayments) of short-term debt ........................................      3,451               (127)
         Proceeds from long-term debt ..........................................................        508               1,454
         Repayments of long-term debt ..........................................................       (205)               (753)
         Dividends paid ........................................................................     (1,091)             (1,068)
         Purchase of treasury shares ...........................................................     (3,032)               (888)
         Other financing activities, net .......................................................         27                  46
             Net cash used for financing activities ............................................       (342)             (1,336)

        Net Decrease in Cash and Cash Equivalents ..............................................     (2,125)               (181)
        Cash and Cash Equivalents at Beginning of Period .......................................      3,003               2,570
        Cash and Cash Equivalents at End of Period .............................................      $ 878             $ 2,389





   The accompanying notes are an integral part of these consolidated financial statements.

                             BELLSOUTH CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In Millions)

                                                                   For the Nine Months Ended September 30, 1999
                                   --------------------- -------------------------------------------------------------------
                                        Number of Shares                     Amount
                                   --------------------- -------------------------------------------------------------------
                                                                                     Accum.
                                               Shares                                 Other     Shares  Guaran-tee
                                               Held In                               Compre-   Held In    of ESOP
                                     Common   Trust and  Common  Paid-in  Retained   hensive  Trust and    Debt
                                     Stock    Treasury    Stock  Capital  Earnings   Income    Treasury                Total
                                                 (a)                                             (a)

Balance at December 31, 1998 .....   2,020      (70)    $2,020   $6,766    $9,479     $(64)    $(1,752)   $(339)     $16,110

Net income .......................                                          2,610                                      2,610

Other comprehensive income, net of tax:

  Foreign currency
   translation adjustments .......                                                   (145)                             (145)
  Net unrealized losses
   on securities ..                                                                  (848)                             (848)

Total comprehensive
   income (b) ....................                                                                                    1,617

Dividends declared ...............                                        (1,079)                                    (1,079)

Share issuances for
 employee benefit plans ........                  2                          (38)                  66                    28

Purchase of treasury
  stock ........................                (68)                                           (3,032)               (3,032)

Purchase of stock by
  grantor trust ................                                                                   (3)                   (3)

ESOP activities and
  related tax benefit ...........                                             10                             29          39
                                    ------   -------   -------  ------    ------  --------   ---------  -------   ---------
Balance at September 30, 1999 ....   2,020     (136)    $2,020  $6,766   $10,982  $(1,057)    $(4,721)   $(310)     $13,680


(a)......Trust  and treasury  shares are not  considered to be  outstanding  for financial reporting purposes. As of September 30, 1999, there were approximately 36 shares held in trust and 100 shares held in treasury.

(b) Total comprehensive income for third quarter 1999 was $136.

   The accompanying notes are an integral part of these consolidated financial statements.

                              BELLSOUTH CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In Millions)


                                                   For the Nine Months Ended September 30, 1998
                                          -------------------------------------------------------------------------------------

                                          Number of Shares                               Amount
                                          -------------------- ----------------------------------------------------------------
                                                                                             Accum.
                                                     Shares                                  Other     Shares   Guaran-tee
                                                     Held In                                 Compre-   Held In     of ESOP
                                            Common  Trust and   Common   Paid-in   Retained  hensive  Trust and     Debt
                                            Stock   Treasury     Stock   Capital   Earnings  Income    Treasury              Total
                                                       (a)                                               (a)

Balance at December 31, 1997 ............... 1,010     (18)     $1,010   $7,714     $7,382     $ 36      $(575)    $(402)  $15,165

Net income .................................                                         2,524                                   2,524

Other comprehensive income, net of tax:

  Foreign currency translation adjustments .                                                    (38)                           (38)

Total comprehensive income (b)..............                                                                                 2,486

Dividends declared .........................                                       (1,064)                                 (1,064)

Share issuances for employee benefit plans .              1                (29)                              68                 39

Acquisition-related transactions ...........              1                  92                              33                125

Purchase of treasury stock .................           (14)                                               (888)              (888)

Purchase of stock by grantor trust .........            (1)                                                (34)               (34)

ESOP activities and related tax benefit ....                                             6                             64       70
                                             -----    -----   --------  -------    -------   ------   ---------  -------- --------
Balance at September 30, 1998 .............. 1,010     (31)     $1,010   $7,777     $8,848    $ (2)    $(1,396)    $(338)  $15,899


(a)......Trust  and treasury  shares are not  considered to be  outstanding  for financial reporting purposes. As of September 30, 1998, there were approximately 18 shares held in trust and 13 shares held in treasury.

(b)  Total comprehensive income for third quarter 1998 was $807.

  The accompanying notes are an integral part of these consolidated financial statements.

                              BELLSOUTH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                              (Dollars In Millions)

Note A - Preparation of Interim Financial Statements

In this report, BellSouth Corporation and its subsidiaries are referred to as "we" or "BellSouth".

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of our significant accounting policies and other information, you should read this report in conjunction with the consolidated financial statements included in our latest annual report on Form 10-K and previous quarterly reports on Form 10-Q.

Certain amounts within the prior year's information have been reclassified to conform to the current year's presentation.

Note B - New Accounting Pronouncements

In the first quarter of 1999, we adopted a new accounting standard (SOP 98-1) related to the capitalization of certain costs for internal-use software development. Adoption of the new standard caused an increase in earnings as a result of the capitalization of costs that had previously been expensed. The impacts on income before income taxes, net income and earnings per share were as follows:

                                 Third Quarter       Year-to-Date
                                     1999                1999
Income before income taxes ......    $ 123              $ 383
Net income ......................    $ 80               $ 240
Earnings per share ..............    $ .04               $ .12

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

Note C -  Earnings Per Share

Prior period amounts related to weighted-average common shares and dividends declared per common share have been adjusted for the two-for-one stock split which occurred in December 1998. The following is a reconciliation of the weighted-average share amounts (in millions) used in calculating earnings per share:

                           Third Quarter                 Year-to-Date
                         1999           1998          1999          1998
Basic common
 shares outstanding ... 1,885          1,965         1,903          1,975
Incremental shares
 from stock options .      19             14            18             12
Diluted common shares
 outstanding .....      1,904          1,979         1,921          1,987

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



                                    Third Quarter        %     Year-to-Date         %
                                    1999      1998   Change  1999        1998    Change
Wireline communications
External revenues .............   $4,415   $ 4,136     6.7  $ 12,997  $ 12,200      6.5
Intersegment revenues .........       66        59    11.9       233       151     54.3

  Total revenues ..............   $4,481   $ 4,195     6.8  $ 13,230  $ 12,351      7.1
Operating income ..............   $1,438   $ 1,145    25.6  $  4,241  $  3,547     19.6
Segment net income ............   $  817   $   667    22.5  $  2,399  $  1,994     20.3

Domestic wireless
External revenues .............   $  815   $   702    16.1  $  2,355  $  2,018     16.7
Intersegment revenues .........        5        1     N/M*       12         5      N/M*

  Total revenues ..............   $  820   $   703    16.6  $  2,367  $  2,023     17.0
Operating income ..............   $  108   $   104     3.8  $    309  $    289      6.9
Net equity in earnings
 (losses) of
  unconsolidated  businesses ..   $   36   $    42   (14.3) $    108  $    120    (10.0)
Segment net income ............   $   76   $    79    (3.8) $    214  $    222     (3.6)

International operations
External revenues .............   $  575   $   514    11.9  $  1,701  $  1,450     17.3
Intersegment revenues .........        1        --     N/M         1        --      N/M
  Total revenues ..............   $  576   $   514    12.1  $  1,702  $  1,450     17.4
Operating income ..............   $   31   $    42   (26.2) $    152  $    158     (3.8)
Net equity in earnings
 (losses) of
  unconsolidated  businesses ..   $   (3)  $     2     N/M  $      5  $    (33)     N/M

Segment net income (loss) .....   $    9   $     5    80.0  $     39  $    (22)     N/M

Advertising and publishing
External revenues .............   $  540   $   481    12.3  $  1,290  $  1,211      6.5
Intersegment revenues .........        2        --     N/M         8        --      N/M
  Total revenues ..............   $  542   $   481    12.7  $  1,298  $  1,211      7.2
Operating income ..............   $  259   $   233    11.2  $    561  $    527      6.5
Net equity in earnings
 (losses) of
  unconsolidated  businesses ..   $    1   $   --       N/M  $    (4) $   --        N/M
Segment net income ............   $  160   $   143    11.9  $    342  $    331      3.3


*  Not Meaningful

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note D - Segment Information (continued)



                                   Third Quarter   %         Year-to-Date         %
                                   1999    1998  Change    1999       1998      Change
Other
External revenues ................$  77   $  32   140.6    $ 200     $ 76       163.2
Intersegment revenues ............  102      58    75.9      264      165        60.0
  Total revenues .................$ 179   $  90    98.9    $ 464    $ 241        92.5
Operating loss ...................$ (72)  $ (75)    4.0    $(224)   $(215)       (4.2)
Net equity in earnings
 (losses) of
  unconsolidated  businesses......$   3    $ (2)    N/M     $  3     $  2        50.0
Segment net loss .................$ (39)  $ (50)   22.0    $(155)   $(121)      (28.1)

Reconciling items
Intersegment revenues ............$(176) $ (118)  (49.2)  $ (518)   $ (321)     (61.4)
Operating income (loss) ..........$ (53)   $ 14     N/M   $  (75)     $ 45        N/M
Net equity in earnings
 (losses) of
  unconsolidated  businesses
  (Note G)........................$ (63) $  --      N/M   $ (347)    $  --        N/M
Segment net income (loss).........$  (8) $ (30)    73.3   $ (229)    $ 120        N/M



Note E - Investment in Qwest

In May 1999, we acquired a 10% equity interest in Qwest Communications International Inc. through the purchase of 74,000,000 shares of common stock for a total of $3.5 billion. The investment is accounted for under the cost method of accounting. The stock purchase agreement included certain restrictions on our ability to transfer these shares for a two-year period, with provisions for the early termination of these restrictions under certain circumstances.

As a result of Qwest's proposed merger with US WEST, these transfer restrictions have terminated. Accordingly, these securities are now classified as available-for-sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 requires that available-for-sale securities be carried at fair value with changes in market value recorded as a separate component of shareholders' equity. Unrealized losses at September 30, 1999 were $851 (net of a deferred tax benefit of $458).

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note F - Marketable Securities

We have investments in marketable securities, primarily common stocks, which are considered available-for-sale under SFAS 115. These investments have been included in our balance sheet under the caption Investments and Advances. Under SFAS 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) recorded in Accumulated Other Comprehensive Income (Loss) in our statement of changes in shareholders' equity and comprehensive income. The fair values of our investments in marketable securities are determined based on market quotations. The table below shows certain summarized information related to these investments at September 30, 1999:

                                      Gross        Gross
                                   Unrealized    Unrealized
                         Cost         gains        losses      Fair Value

  Investment in Qwest   $3,500        $ --         $1,309        $2,191
  Other investments ..     132           9            --            141
      Total  .........  $3,632         $ 9         $1,309        $2,332


Note G -  Devaluation of Brazilian Currency

We hold equity interests in two wireless communications operations in Brazil. During January 1999, the government of Brazil allowed its currency to trade freely against other currencies. As a result, the Brazilian Real experienced a devaluation against the US Dollar. The devaluation and subsequent fluctuations in the exchange rate resulted in our Brazilian wireless properties recording net currency losses related to their net US Dollar-denominated liabilities. Our share of the foreign currency losses was $75 for the third quarter and $355 year-to-date.

Note H - Issuance of Debt

In August 1999, we issued $517 of 7 3/8% bonds due August 1, 2039. The net proceeds of $501 from this issuance were used to refinance a portion of the $2.5 billion in commercial paper borrowings associated with the financing of our investment in Qwest.

Note I -  Sublease of Communications Towers

In June 1999, we signed a definitive agreement with Crown Castle International, Inc. for the sublease of all unused space on approximately 1,850 of our wireless communications towers in exchange for $610 to be paid in a combination of cash and Crown common stock. The transaction will occur in several phases that began in second quarter 1999 and will continue through the remainder of 1999. We will retain, outside of the leases, a portion of the towers for use in operating our wireless network. Under the agreement, Crown will manage, maintain and remarket the remaining space on the towers. We also entered into a five-year, build-to-suit agreement with Crown covering up to 500 towers.

In a similar transaction, we signed a definitive agreement with Crown to sublease through a master sublease agreement all unused space on 773 PCS towers for which we will receive approximately $200. In addition, we have entered into an exclusive three-year, build-to-suit agreement.

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note J -  Gain on Sale of Operations

In August 1999 we sold our 100% ownership interest in Honolulu Cellular for total proceeds of $194. In April 1999, we sold our 100% interest in a wireless property located in Dothan, Alabama for total proceeds of $21. The pretax gains on these sales were $39 ($23 after tax) and $16 ($10 after tax), respectively.

In 1997, we sold our 20% interest in ITT World Directories to ITT Corporation. The sale agreement contained provisions that called for additional sales proceeds to be paid to us in the event that ITT subsequently resold ITTWD above a certain price. As a result of ITT's subsequent sale of ITTWD, we received additional proceeds that resulted in a pretax gain of $155 ($96 after tax) in the first quarter of 1998.

 .
Note K - Supplemental Cash Flow Information

                              Year-to-Date
                           1999            1998
Cash Paid For:

   Income taxes ....     $ 1,113         $ 1,285
   Interest ........      $ 667           $ 572


Note L - Summary Financial Information for Equity Investees

The following table displays the summary unaudited financial information for our equity method businesses. These amounts are shown on a 100-percent basis.

                            Third Quarter     %       Year-to-Date      %
                          1999       1998  Change    1999     1998   Change
  Revenues  .........   $1,386     $1,042   33.0   $3,826   $2,589    47.8
  Operating income ..    $ 146     $   85   71.8   $  308   $  118   161.0
  Net loss ..........   $ (143)    $  (18)   N/M   $ (760)  $   (3)    N/M




Note M - Contingencies

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

In February 1999, the FCC issued a decision that such ISP traffic does not terminate at the ISP and, therefore, is interstate in nature, rather than local. The FCC stated, however, that it would not interfere with prior state commissions' decisions regarding this matter. The courts and state regulatory commissions in BST's operating territory that have considered the matter, however, have generally ruled that such calls invoke the reciprocal compensation obligation. We continue to believe that we have a good legal basis for our position. At September 30, 1999, our exposure related to these disputed claims was approximately $210, including accrued interest.

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                              (Dollars In Millions)

Other reciprocal compensation issues

In a related matter, at least one CLEC is claiming terminating compensation of approximately $140 for service arrangements that we do not believe involves traffic under BST's interconnection agreement. BST has filed a complaint with the state regulatory commission asking that agency to declare that BST does not owe reciprocal compensation for these arrangements. The CLEC has filed a complaint with the state regulatory commission asking it to order BST to pay the disputed amounts. Hearings on this matter were held in August 1999 and a decision is pending. We believe that we have a good legal basis for our position and, accordingly, no provision has been recorded for this claim in these financial statements.


Note N - South Carolina Regulatory Matters

Beginning in 1996, BST operated under a price regulation plan approved by the South Carolina Public Service Commission under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, BST elected to be regulated under a new state statute, adopted subsequent to the Commission's approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the Commission. The election became effective during August 1999.

The South Carolina Consumer Advocate petitioned the Commission seeking review of the level of BST's earnings during the 1996-1998 period when it operated under the subsequently invalidated price regulation plan. The Commission granted BST's motion to dismiss the petition on November 4, 1999.

Note O - Foreign Investment Tax Credits

The reduction in our effective tax rate during third quarter 1999 was primarily driven by the recognition of investment tax credits by one of our foreign subsidiaries. The credits were claimed by the subsidiary but were denied by the national taxing authority. A tax contingency reserve was established at that time while the matter was under appeal. In September 1999, we received a favorable ruling on our appeal leading to the recognition of the benefit.

                              BELLSOUTH CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in Millions, Except Per Share Amounts)

 For a more complete understanding of our industry, the drivers of our business, and our current period results, you should read the following Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) in conjunction with the MD&A in our latest annual report on Form 10-K and previous quarterly reports on Form 10-Q.

------------------------------------------------------------------------------
Consolidated Results of Operations
------------------------------------------------------------------------------

Key financial and operating data for third quarter 1999 and 1998, and the respective year-to-date periods are as follows:


                                    Third Quarter         %            Year-to-Date            %
                                ----------- ---------             ----------- -------------
                                   1999      1998       Change       1999         1998       Change
                                ----------- --------- ---------- ---------- ------------- ----------
Revenues                            $6,422    $5,865        9.5    $18,543      $ 16,955        9.4
------------------------------------------- --------- ---------- ---------- ------------- ----------
Expenses                            $4,711    $4,402        7.0    $13,579      $ 12,604        7.7
------------------------------------------- --------- ---------- ---------- ------------- ----------
EBITDA   (a)                        $2,881    $2,574       11.9     $8,390        $7,579       10.4
------------------------------------------- --------- ---------- ---------- ------------- ----------
EBITDA margin                       44.9%     43.9%    +100bps      45.2%         44.7%     +50bps
------------------------------------------- --------- ---------- ---------- ------------- ----------
Access line counts (000's):
------------------------------------------- --------- ----------
   Switched access lines            24,440    23,869        2.4
------------------------------------------- --------- ----------
   Access line equivalents(b)       18,349    13,470       36.2
------------------------------------------- --------- ----------
     Total equivalent
      access lines                  42,789    37,339       14.6
------------------------------------------- --------- ---------- ---------- ------------- ----------
Digital and data services
 revenues                             $698     $ 534       30.7     $2,004       $ 1,493       34.2
------------------------------------------- --------- ---------- ---------- ------------- ----------
Convenience feature revenues          $481     $ 428       12.4     $1,381       $ 1,175       17.5
------------------------------------------- --------- ---------- ---------- ------------- ----------
Access minutes of use
 (millions)                         27,858    26,438        5.4     82,310        77,760        5.9
------------------------------------------- --------- ---------- ---------- ------------- ----------
Proportionate wireless
 customers (000's):
----------------------------------- ------- --------- ----------
   Domestic(c)....                   5,135     4,423       16.1
------------------------------------------- --------- ----------
   International(d)                  5,163     2,933       76.0
------------------------------------------- --------- ----------

(a)......EBITDA  represents  income before net interest  expense,  income taxes, depreciation and amortization, net equity in earnings (losses) of unconsolidated businesses and other income, net. We present EBITDA because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance and because we believe that EBITDA is an additional meaningful measure of performance and liquidity. EBITDA does not represent cash flows for the period, nor is it an alternative to operating income (loss) as an indicator of operating performance. You should not consider it in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The items excluded from the calculation of EBITDA are significant components in understanding and assessing our financial performance. Our computation of EBITDA may not be comparable to the computation of similarly titled measures of other companies. EBITDA does not represent funds available for discretionary uses.

(b) Represents the approximate number of switched access lines that would be functionally equal to non-switched, high-capacity digital and data circuits in service.

(c) During fourth quarter 1998, we reorganized our Los Angeles and Houston/Galveston cellular partnerships with AT&T. During the third quarter of 1999, we sold our Honolulu Cellular operations. We have restated 1998 domestic wireless customers to reflect these changes and provide more meaningful comparative information for existing operations.

(d) During fourth quarter 1998, we sold our interest in BellSouth New Zealand. We have restated 1998 international wireless customers to exclude the customers of BellSouth New Zealand and provide more meaningful comparative information for existing operations.

------------------------------------------------------------------------------
Overview
------------------------------------------------------------------------------

Net income and earnings per share for third quarter and year-to-date 1999 and 1998 are as follows (all references to earnings per share are on a diluted basis):

                        Third Quarter                Year-to-Date
                       -----------------         --------------------
                                            %                            %
                       1999     1998     Change     1999     1998      Change
                       -------- -------- ------- -------- ----------- ---------
As Reported:
---------------------- -------- -------- ------- -------- ----------- ---------
  Net income .....      $1,015    $ 814    24.7   $ 2,610    $ 2,524       3.4
---------------------- -------- -------- ------- -------- ----------- ---------
  Earnings per share     $ .53    $ .41    29.3   $  1.36    $  1.27       7.1
---------------------- -------- -------- ------- -------- ----------- ---------
Normalized:
---------------------- -------- -------- ------- -------- ----------- ---------
  Net income .....        $972    $ 814    19.4   $ 2,847    $ 2,428      17.3
---------------------- -------- -------- ------- -------- ----------- ---------
  Earnings per share     $ .51    $ .41    24.4   $  1.48    $  1.22      21.3
---------------------- -------- -------- ------- -------- ----------- ---------

On a quarter-over-quarter and year-to-date comparative basis, results reflect strong revenue growth in the core wireline business driven by digital and data services revenues and significant increases in our international and domestic wireless customer bases. Expense growth was driven by increased spending in the core wireline business for customer service and network support functions, volume-driven increases at our international and domestic wireless businesses and expenses for development and promotion of new business initiatives, including high-speed data and Internet service offerings.

Normalized results for the 1999 periods exclude the impacts of:

* The devaluation of the Brazilian Real. Our share of the foreign currency losses in our Brazilian wireless properties reduced net income by $75 ($0.04 per share) and $355 ($0.18 per share), respectively, during the quarterly and year-to-date periods (these losses are included in Net Equity in Earnings (Losses) of Unconsolidated Businesses);

* The recognition of certain foreign investment tax credits generated in prior years, which increased net income by $95 ($0.05 per share); and

* The gain on sale of our 100% ownership interest in Honolulu Cellular, which increased net income by $23 ($0.01 per share).

Net income for the 1998 year-to-date period is normalized for the first quarter 1998 gain related to the sale of our investment in ITT World Directories of $96 ($0.05 per share).

On January 1, 1999, we adopted a new accounting standard on capitalization of internal-use software. The period-over-period impact of capitalizing software costs under the new standard was a benefit of $80 ($0.04 per share) for third quarter 1999 and a benefit of $240 ($0.12 per share) for year-to-date 1999.


-------------------------------------------------------------------------------
Results by Segment
-------------------------------------------------------------------------------

Our reportable segments reflect strategic business units that offer similar products and services and/or serve similar customers. We have four reportable operating segments: (1) Wireline communications; (2) Domestic wireless; (3) International operations; and (4) Advertising and publishing. We have included the operations of all other businesses falling below the reporting threshold in the "Other" segment. We evaluate the performance of each business unit based on net income, exclusive of charges for use of intellectual property rights and adjustments for special items that may arise. Intersegment revenues and expenses are not eliminated. Special items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature.

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


                      Third Quarter              Year-to-Date          %
                    ------------------     %    --------------------
                     1999     1998      Change    1999        1998     Change
------------------- --------- -------- -------- -------- ----------- ----------

Operating revenues:
   Local service      $2,747   $2,542      8.1   $8,113      $7,458        8.8
   Network access      1,200    1,147      4.6    3,578       3,458        3.5
   Long distance         158      180   (12.2)      461         532     (13.3)
   Other wireline        310      267     16.1      845         752       12.4
   Intersegment
    revenues              66       59     11.9      233         151       54.3
------------------- --------- -------- -------- -------- ----------- ----------
     Total
     operating
     revenues         $4,481   $4,195      6.8  $13,230     $12,351        7.1
------------------- --------- -------- -------- -------- ----------- ----------
Operating expenses    $3,043   $3,050    (0.2)  $ 8,989     $ 8,804        2.1
------------------- --------- -------- -------- -------- ----------- ----------
Operating income      $1,438   $1,145     25.6  $ 4,241     $ 3,547       19.6
------------------- --------- -------- -------- -------- ----------- ----------
Segment net income     $ 817    $ 667     22.5  $ 2,399     $ 1,994       20.3
------------------- --------- -------- -------- -------- ----------- ----------

------------------- --------- -------- -------- -------- ----------- ----------
EBITDA                $2,306   $1,992     15.8  $ 6,792     $ 6,056       12.2
------------------- --------- -------- -------- -------- ----------- ----------
EBITDA margin          51.5%    47.5%  +400bps    51.3%       49.0%    +230bps
------------------- --------- -------- -------- -------- ----------- ----------


Operating Revenues

Local service
The $205 and $655 increases in local service revenues for the 1999 quarter-to-date and year-to-date periods, respectively, are attributable to growth in switched access lines and strong demand for digital and data services and convenience features.

We ended the third quarter with over 42 million total equivalent access lines, an increase of 14.6% since September 30, 1998. Residential access lines rose 3.4% to 16,889,000, driven by economic growth in our nine-state region as well as demand for secondary residence lines for home office purposes, Internet access and children's phones. We added 329,000 secondary residence lines since September 30, 1998, extending the total to almost 2.5 million lines and increasing the penetration rate to 17.3%. Business access lines, including both switched access lines and data circuits, grew 23.6% propelled by expanding demand for our digital and data services. Switched business access line growth was flat reflecting continued migration of new and existing business customers to high-capacity data lines.

Revenues from optional convenience features such as custom calling features (e.g., Caller ID, Call Waiting, Call Return) and MemoryCall(R) service increased $53 (12.4%) quarter-over-quarter and $206 (17.5%) on a year-to-date comparative basis. We continued to drive growth of convenience feature usage through our Complete Choice(R) package, a one-price bundled offering of over 20 features.

Increased penetration of extended local area calling plans also increased local service revenues by approximately $48 compared to third quarter 1998 and $139 compared to the first nine months of 1998. Also contributing to the increase in revenues for the quarter and year-to-date periods were net rate impacts of $54 and $115, respectively. The rate impacts were primarily attributable to sharing accruals recorded in the prior periods. The growth in local service revenues for the 1999 periods was partially offset by declines in revenues from our public payphone subsidiary.

Network access
Network access revenues grew $53 in third quarter and $120 for the first nine months of 1999 when compared to the same 1998 periods, due largely to higher demand. Access minutes of use rose 5.4% to 27,858 million in third quarter 1999 from 26,438 million in third quarter 1998. For the year-to-date period, access minutes of use grew 5.9% from 77,760 in 1998 to 82,310 in 1999. Increases in switched access lines and promotional activities by long distance carriers continue to be the primary drivers of the increase in minutes of use. The February 1999 introduction of 1+ dialing parity for intraLATA long distance calls in all states in our wireline territory is also contributing to growth in minutes.

The growth rate in total minutes of use continues to be negatively impacted by the trend of business customers migrating from traditional switched circuits to higher capacity dedicated circuits which are fixed-charge based rather than per-minute-of-use based. Revenues from these dedicated circuit services grew approximately $35 quarter-over-quarter and $107 year-to-date on a comparative basis as Internet service providers and high-capacity users increased their use of our network. The growth rate in switched minutes of use has also been negatively impacted by competition from CLECs whose traffic completely bypasses our network.

Volume-related growth was largely offset by net rate impacts that decreased revenues by $40 compared to third quarter 1998 and by $103 compared to the first nine months of 1998. Rate reductions related to the FCC's productivity factor adjustment and access reforms were partially offset by recoveries of local number portability costs in both 1999 periods.

Long distance
The decrease for both the quarter and year-to-date periods compared to the same 1998 periods is primarily attributable to a decrease in long distance message volumes (19.6% for the quarter and 16.0% for the year-to-date periods). The decrease in the year-to-date period also includes the impact of a regulatory ruling related to compensation we receive from long distance carriers for interconnection to our public payphones. Partially offsetting these decreases were increased revenues from the provision of digital and data services during both 1999 periods and independent company settlements occurring in first quarter 1999.

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

Other wireline
The increase in external revenues is attributable to higher revenues in the 1999 third quarter and year-to-date periods from sales of customer premises equipment, resale of paging products and services, sales of unbundled network elements, revenues from our Internet access offering and interconnection revenues from wireless carriers. At September 30, 1999 we had 626,000 subscribers to our BellSouth.net (sm) service, an increase of 107% compared to the same 1998 period. The increase in intersegment revenues in the 1999 periods primarily represents increased business activity with our communications group companies.

Operating Expenses

Operational and support expenses
Operational and support expenses decreased $28 (1.3)% for third quarter 1999 and increased $143 (2.3%) for the first nine months of 1999 when compared to the same periods in 1998. Adjusted for the impact of adopting the new rules on software capitalization, expenses increased $97 (4.4%) quarter-over-quarter and $506 (8.0%) on a year-to-date comparative basis.

For the quarter, the increase is attributable to increased costs in the telephone operations associated with higher business volumes, increased spending related to Year 2000 remediation and growth in reciprocal compensation expense offset by lower labor-related costs.

For the year-to-date period, the increase was driven by higher labor costs, primarily in customer service and network support functions, increased spending related to Year 2000 remediation, growth in reciprocal compensation expense and other increased costs in the telephone operations associated with higher business volumes.


Also contributing to the increases for the quarter and year-to-date periods were expenses related to new data initiatives, including Asymmetric Digital Subscriber Line (ADSL) and integrated fiber-in-the-loop (IFITL), and promotional expenses related to expanding our Internet customer base.

We anticipate making ADSL service available in 30 markets this year, with an addressable market of approximately 6 million access lines. We are deploying IFITL in nearly all newly built neighborhoods and also expect to retrofit some 200,000 existing homes in Atlanta and Miami by the end of 1999.

Depreciation and amortization
Depreciation and amortization expense increased $21 (2.5%) for the quarter and $42 (1.7%) year-to-date. The increase is primarily attributable to amortization of capitalized internally developed software. While gross depreciable plant increased by $2,537 (5.1%) since September 30, 1998, the overall composite depreciation rate was slightly lower, resulting in flat depreciation expense.

-------------------------------------------------------------------------------
Domestic Wireless
-------------------------------------------------------------------------------

Domestic wireless is comprised of cellular and personal  communications  service
(PCS) businesses principally within the southeastern US.


                              Third Quarter           Year-to-Date
                             ---------------  %     -----------------    %
                             1999    1998   Change    1999    1998     Change
---------------------------- ------ ------ -------- -------- -------- --------
External revenues            $ 815  $ 702     16.1   $2,355   $2,018     16.7
---------------------------- ------ ------ -------- -------- -------- --------
Intersegment revenues            5      1      N/M       12        5      N/M
---------------------------- ------ ------ -------- -------- -------- --------
     Total
     operating
     revenues                $ 820  $ 703     16.6   $2,367   $2,023     17.0
---------------------------- ------ ------ -------- -------- -------- --------
Operating expenses           $ 712  $ 599     18.9   $2,058   $1,734     18.7
---------------------------- ------ ------ -------- -------- -------- --------
Operating income             $ 108  $ 104      3.8     $309     $289      6.9
---------------------------- ------ ------ -------- -------- -------- --------
Net equity in earnings
 (losses) of unconsolidated
 businesses                    $36   $ 42   (14.3)     $108     $120   (10.0)
---------------------------- ------ ------ -------- -------- -------- --------
Segment net income             $76   $ 79    (3.8)     $214     $222    (3.6)
---------------------------- ------ ------ -------- -------- -------- --------


EBITDA                       $ 253  $ 237      6.8     $735     $672      9.4
---------------------------- ------ ------ -------- -------- -------- --------
EBITDA margin                30.9%  33.7%  -280bps    31.1%    33.2%  -210bps
---------------------------- ------ ------ -------- -------- -------- --------
Customers (a)                4,680  4,191     11.7
---------------------------- ------ ------ --------
Average monthly revenue
 per customer (a)              $51    $52    (1.9)      $51      $53    (3.8)
---------------------------- ------ ------ -------- -------- -------- --------

   (a) The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.

Operating Revenues

Revenue growth of $117 for the quarter and $344 year-to-date, compared to the same 1998 periods, in the consolidated domestic wireless business is attributable to higher airtime, access, and equipment sales revenues driven by an 11.7% increase in the customer base. Adjusted for the sale of Honolulu
Cellular in August 1999, the customer growth rate was approximately 15%. Advertising, enhanced volume pricing strategies (including bundled minutes at lower rates and prepaid calling plans) and competitive incentive programs (such as discounted wireless handsets) were key drivers of the customer growth. Revenue growth is also attributable to the initiation of PCS service in 25 new markets in the southeastern US over the past twelve months. Average monthly revenue per customer in third quarter 1999 remained flat reflecting increased usage offset by declines in per-minute rates. The decline in per-minute rates is due to the increasingly competitive market environment.

We expect competition to intensify in our markets and continue to pressure pricing. We believe this will further stimulate demand and continue to increase usage as the overall market is expanded.


Operating Expenses

Operational and support expenses
These expenses increased $101 (21.7%) to $567 for the quarter and $281 (20.8%) to $1,632 for the first nine months of 1999 compared to the same 1998 periods. These increases resulted from greater customer acquisition costs primarily associated with higher customer additions in the 1999 periods compared to 1998. Average acquisition costs per customer, however, have benefited as we shift to lower cost, direct sales channels. In our continuing effort to migrate our customer base from analog to digital service, we have moved over 50% of our subscriber base to digital and have increased digital minutes of use to over 60% of total network usage. Expenses related to our new PCS markets also contributed to the increase. During 1999, we initiated service in 25 BTAs in the southeastern US and will continue our build-out and promotion of these markets throughout the remainder of 1999.

Depreciation and amortization
Depreciation and amortization increased $12 (9.0%) to $145 during third quarter 1999 and $43 (11.2%) to $426 year-to-date compared to the same 1998 periods. The increase was primarily attributable to higher levels of property, plant and equipment since September 30, 1998. The increased investment is the result of the build-out of PCS markets, expansion of the network related to growth in the customer base and deployment of digital cellular across all of our consolidated markets.

Net Equity in Earnings (Losses) of Unconsolidated Businesses

Compared to the same 1998 periods, 1999 equity in earnings (losses) of unconsolidated domestic wireless businesses decreased $6 for the quarter and $12 for the year-to-date periods. These decreases are principally due to lower earnings at our business in Los Angeles. Earnings were lower due to acquisition costs associated with higher customer additions and increased amortization expense that resulted from the reorganization of our ownership interests in fourth quarter 1998.


-------------------------------------------------------------------------------
International Operations
-------------------------------------------------------------------------------

International operations is comprised principally of our investments in cellular and PCS businesses in nine countries in Latin America as well as in Denmark, Germany, India and Israel.


                                  Third Quarter         Year-to-Date
                               ----------------  %     ----------------     %
                               1999    1998    Change   1999     1998    Change
------------------------------ ------- ------ -------- ------- -------- -------
External revenues                $575   $514     11.9  $1,701   $1,450    17.3
------------------------------ ------- ------ -------- ------- -------- -------
Intersegment revenues               1     --      N/M       1       --     N/M
------------------------------ ------- ------ -------- ------- -------- -------
      Total operating
       revenues                  $576   $514     12.1  $1,702   $1,450    17.4
------------------------------ ------- ------ -------- ------- -------- -------
Operating expenses               $545   $472     15.5  $1,550   $1,292    20.0
------------------------------ ------- ------ -------- ------- -------- -------
Operating income                  $31    $42   (26.2)    $152     $158   (3.8)
------------------------------ ------- ------ -------- ------- -------- -------
Net equity in earnings
  (losses) of
  unconsolidated businesses     $ (3)    $ 2      N/M      $5    $(33)     N/M
------------------------------ ------- ------ -------- ------- -------- -------
Segment net income (loss)         $ 9    $ 5     80.0     $39    $(22)     N/M
------------------------------ ------- ------ -------- ------- -------- -------
EBITDA                           $142  $ 138      2.9    $474     $405    17.0
------------------------------ ------- ------ -------- ------- -------- -------
EBITDA margin                   24.7%  26.8%  -210bps   27.8%    27.9%  -10bps
------------------------------ ------- ------ -------- ------- -------- -------
Customers (a)                   3,777  2,370     59.4
------------------------------ ------- ------ --------
Average monthly revenue
 per customer (a)                 $50    $69   (27.5)     $55      $71   (22.5)
------------------------------ ------- ------ -------- ------- -------- -------

   (a) The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.

Operating Revenues

Consolidated revenues are from our operations in Venezuela, Argentina, Chile, Ecuador and Peru and, in the prior year, New Zealand. The increases of $62 quarter-over-quarter and $252 year-to-date on a comparative basis are primarily due to substantial growth in the customer bases of these operations, which collectively have grown almost 60% since September 30, 1998. Partially offsetting the impacts of customer growth is declining monthly revenue per customer that is driven by continued expansion into lower-usage customer segments through offerings such as prepaid cellular service as well as competitive pressures in certain countries. During third quarter, we extended prepaid cellular products to all nine of the countries we serve in Latin
America. Both the quarter-to-date and year-to-date periods are negatively impacted by the absence of revenues from BellSouth New Zealand, which was sold during fourth quarter 1998. Overall weakening of local currencies also impacted revenue growth on a US Dollar basis.

Operating Expenses

Operational and support expenses
For the 1999 periods, these expenses increased $58 compared to third quarter 1998 and $183 compared to the first nine months of 1998. These increases are primarily the result of operational and customer acquisition costs associated with growth in customer levels and expanded operations. Offsetting the increases were prior period expenses incurred by BellSouth New Zealand.

Depreciation and amortization
Depreciation expense increased $15 quarter-over-quarter and $75 on a year-to-date comparative basis due primarily to higher gross depreciable plant resulting from the continued investment in our wireless network infrastructure and digital conversion of our network in Venezuela. Amortization expense was relatively flat quarter-over-quarter but has increased $30 on a year-to-date comparative basis as a result of growth in intangibles related to our purchase of additional ownership interests in several Latin American operations early last year.

Net Equity in Earnings (Losses) of Unconsolidated Businesses

Quarter-over-quarter, net equity in earnings (losses) from our unconsolidated businesses were relatively flat. The improvement in equity in earnings (losses) from our unconsolidated international businesses in the 1999 year-to-date period is due to stronger results from our investments in Germany, Panama and Nicaragua, all of which experienced substantial growth in their customer bases compared to the same periods in 1998. Offsetting these improvements were start-up losses related to our operations in Brazil, which were launched in May 1998. Improvements in the current year-to-date period were also offset by less favorable results from our business in Denmark due to customer acquisition costs associated with higher customer additions.

Our operations in Brazil continue to be affected by weakness in the local economy while uncertainty surrounding government proposed economic reforms have weakened the local currency in recent months. We expect that our earnings will continue to be affected by foreign currency gains or losses associated with the US Dollar-denominated debt issued by our Brazilian businesses.

-----------------------------------------------------------------------------
Advertising and Publishing
-----------------------------------------------------------------------------

Our advertising and publishing segment is comprised of companies that publish, print, sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic product offerings.


                           Third Quarter          Year-to-Date
                          -----------------  %    -----------------   %
                          1999     1998   Change   1999     1998    Change
---------------------------------- ------ ------- ------- -------- ---------
External revenues            $540   $481    12.3  $1,290   $1,211       6.5
---------------------------------- ------ ------- ------- -------- ---------
Intersegment revenues           2     --     N/M       8       --       N/M
---------------------------------- ------ ------- ------- -------- ---------
Total operating revenues     $542   $481    12.7  $1,298   $1,211       7.2
---------------------------------- ------ ------- ------- -------- ---------
Operating expenses           $283   $248    14.1    $737     $684       7.7
---------------------------------- ------ -------------- -------- ---------
Operating income             $259   $233    11.2    $561     $527       6.5
---------------------------------- ------ ------- ------- -------- ---------
Net equity in earnings
 (losses) of
  unconsolidated
  businesses                  $ 1    $--     N/M   $ (4)     $ --       N/M
---------------------------------- ------ ------- ------- -------- --------
Segment net income           $160   $143    11.9    $342     $331       3.3
---------------------------------- ------ ------- ------- -------- ---------

EBITDA                       $269   $239    12.6    $584     $545       7.2
---------------------------------- ------ ------- ------- -------- ---------
EBITDA margin               49.6%  49.7%  -10bps   45.0%    45.0%        --
---------------------------------- ------ ------- ------- -------- ---------

Operating Results

External revenues increased $59 for third quarter and $79 for year-to-date 1999 when compared to the same 1998 periods. These increases are principally a result of revenues from our new international investments in directory publishers in Peru and Brazil. The growth is also attributable to increased pricing and volumes, offset by the effects of shifts in directory production schedules.
Adjusted for new businesses and book shifts, external revenues would have increased by approximately 5.5% for the quarter and 3.6% for the year-to-date period. To a lesser extent, the increased revenues of our electronic media offerings also contributed.

Operational and support expenses increased $31 for third quarter and $48 for year-to-date 1999, when compared to the same 1998 periods, due primarily to our new international directory publishers' increases in advertising and other marketing related costs. Depreciation and amortization was flat as there were no significant increases in property, plant and equipment.

Net equity in earnings (losses) of unconsolidated businesses includes the results of our new investment in a Brazilian directory publisher.

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

                           Third Quarter            Year-to-Date
                          ---------------  %      ---------------       %
                          1999    1998   Change    1999      1998     Change
------------------------- ------ ------- -------- -------- --------- --------

------------------------- ------ ------- -------- -------- --------- --------
External revenues           $77     $32    140.6    $ 200      $ 76    163.2
------------------------- ------ ------- -------- -------- --------- --------
Intersegment revenues       102      58     75.9      264       165     60.0
------------------------- ------ ------- -------- -------- --------- --------
Total operating revenues   $179     $90     98.9    $ 464     $ 241     92.5
------------------------- ------ ------- -------- -------- --------- --------
Operating expenses         $251    $165     52.1    $ 688     $ 456     50.5
------------------------- ------ ------- -------- -------- --------- --------
Operating loss            $(72)   $(75)      4.0   $(224)    $(215)    (3.7)
------------------------- ------ ------- -------- -------- --------- --------
Net equity in earnings
 (losses) of
  unconsolidated
  businesses               $ 3    $(2)      N/M     $  3      $  2     50.0
------------------------- ------ ------- -------- -------- --------- --------
Segment net loss          $(39)   $(50)     22.0   $(155)   $ (121)   (28.1)
------------------------- ------ ------- -------- -------- --------- --------

------------------------- ------ ------- -------- -------- --------- --------
EBITDA                    $(37)   $(47)     21.3   $(125)    $(147)     15.0
------------------------- ------ ------- -------- -------- --------- --------
EBITDA margin             (20.7%) (52.2%)    N/M  (26.9%)   (61.4%)      N/M
------------------------- ------ ------- -------- -------- --------- --------

Operating Results

External revenues were up $45 for third quarter and $124 for year-to-date 1999 when compared to the same 1998 periods. These increases were driven by growth in revenues from interactive paging services, wireless television offerings and the resale of interLATA long distance services in markets outside of our wireline region. Since third quarter 1998, we have rolled out wireless television service in four new markets and introduced interactive paging service with nationwide coverage.

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


-------------------------------------------------------------------------------
Other Nonoperating Items
-------------------------------------------------------------------------------



                            Third Quarter              Year-to-Date
                           -----------------   %     ----------------   %
                           1999     1998     Change  1999    1998    Change
-------------------------- -------- -------- ------- ------ ------- ---------

Interest Expense              $266     $218    22.0   $737    $611      20.6
Gain on Sale of Operations      39       --      --     55     155       N/M
Net Equity in Earnings
 (Losses) of
 Unconsolidated
 Businesses                    (26)       42    N/M   (235)     89       N/M
Other Income, net               12       31   (61.3)   170     130      30.8
Provision for Income Taxes     455      504    (9.7) 1,607   1,590       1.1

-------------------------- -------- -------- ------- ------ ------- ---------

Interest expense
Higher interest expense in 1999 is attributable to higher average debt balances in the quarter and year-to-date periods relative to the 1998 periods and a higher proportion of capitalized interest in the 1998 periods. The higher debt balances in third quarter 1999 are the result of commercial paper borrowings associated with the financing of our investment in Qwest. We also capitalized a greater proportion of our interest in 1998 due to our start-up investments in Brazil. Our average debt balances were as follows:


                     Third Quarter                 Year-to-Date
                   ------------------   %       ----------------------     %
                    1999     1998     Change      1999        1998     Change
------------------ -------- --------- --------- ---------- ----------- -------
Average short-term
 debt balance      $ 7,361  $ 2,973     147.6    $ 5,804     $ 3,289    76.5
------------------ -------- --------- --------- ---------- ----------- -------
Average long-term
 debt balance      $ 8,620  $ 8,743     (1.4)    $ 8,531     $ 8,050     6.0
------------------ -------- --------- --------- ---------- ----------- -------
 Total average
 debt balance       $15,981  $11,716      36.4    $14,335     $11,339    26.4
------------------ -------- --------- --------- ---------- ----------- -------

During August 1999, we refinanced $501 of commercial paper with the proceeds from the issuance of 7 3/8% 40-year bonds. We plan to refinance additional commercial paper when we believe conditions are favorable.

Gain on sale of operations
During third quarter 1999, we recognized a gain of $39 ($23 or $0.01 per share after tax) from the sale of Honolulu Cellular. During second quarter 1999, we recognized a gain of $16 ($10 after tax) from the sale of a wireless property in Alabama. The 1998 year-to-date period includes a gain of $155 ($96 or $0.05 per share after tax) from our receipt in first quarter 1998 of additional proceeds related to the 1997 sale of our interest in ITT World Directories.

Net equity in earnings (losses) of unconsolidated businesses
Earnings from our unconsolidated businesses decreased $68 in the third quarter and $324 in the year-to-date period when compared with the same 1998 periods. The decreases were driven by foreign exchange losses of $75 and $355, respectively, related to our Brazilian properties (see Note G to the consolidated financial statements for further discussion of this matter). Excluding the impact of these foreign exchange losses, quarter-over-quarter and year-to-date earnings increased $7 and $31, respectively, when compared to the same 1998 periods. These results are addressed in the discussions for the Domestic wireless and International operations segments.

Other income, net
Other income, net includes interest income, gains/losses on disposition of assets, foreign currency gains/losses and miscellaneous nonoperating income. The decrease of $19 from third quarter 1998 is attributable to higher minority interest expense related to our less-than-100-percent owned subsidiaries and decreased interest income due to lower average cash balances. These decreases were partially offset by miscellaneous nonoperating items.

For the year-to-date period, the increase of $40 over 1998 is attributable to increases in other nonoperating items in the 1999 period. Partially offsetting these increases were higher minority interest expense related to our less-than-100-percent-owned subsidiaries, decreased interest income due to lower average cash balances and lower net foreign exchange gains in our consolidated international businesses.

Provision for income taxes
The provision for income taxes decreased $49 quarter-over-quarter and increased $17 on a year-to-date comparative basis. The effective tax rate for third quarter 1999 was 31.0% compared to 38.2% in third quarter 1998. The decrease is due primarily to the recognition of foreign investment tax credits offset by higher equity losses from unconsolidated businesses driven by foreign exchange losses recorded at our Brazilian operations during third quarter 1999. Excluding these items, our effective rate for third quarter 1999 was 36.8%. The effective rate was further reduced by a change in the mix of income among taxing jurisdictions.

For the year-to-date period, the effective tax rate was 38.1% compared to 38.6% in 1998. The effective tax rate was significantly impacted by higher equity in losses driven by foreign currency losses recorded at our unconsolidated Brazilian businesses during the first and third quarters of 1999, as well as the recognition of foreign investment tax credits in third quarter 1999. Excluding the effect of these items, our effective rate for the 1999 year-to-date period was 37.6%. The lower effective rate for the year-to-date period is due to a change in the mix of income among taxing jurisdictions.

------------------------------------------------------------------------------
Financial Condition
------------------------------------------------------------------------------

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

Net cash provided by (used for):
--------------------- -------- --------- -----------------------
                        1999     1998             Change
                      -------- --------- -----------------------

Operating activities.  $6,471   $5,896      $575         9.8%
Investing activities. $(8,254) $(4,741)   $(3,513)      (74.1)%
Financing activities.  $(342)  $(1,336)     $994         74.4%

--------------------- -------- --------- ------------ ----------

Net cash provided by operating activities
The increase in cash from operations primarily reflects higher EBITDA, partially offset by an increase in working capital requirements and lower dividends from our unconsolidated businesses. Operating cash flows for 1999 also include $493 in cash proceeds associated with the closings of our agreements to sublease wireless communications towers to Crown. Additional closings are scheduled to be completed throughout the remainder of 1999. These transactions are expected to generate total cash proceeds in excess of $700.

Net cash used in investing activities
During the first nine months of 1999, we invested $4.5 billion for capital expenditures to support our wireline and wireless networks, to promote the introduction of new products and services and increase operating efficiency and productivity. Significant investments are also being made to support deployment of ADSL and fast packet switching technologies as well as our IFITL initiative. Included in these expenditures for the 1999 year-to-date period are approximately $432 in costs related to the purchase and development of internal-use software.

During second quarter 1999, our Argentine wireless communications company won its bid to acquire additional PCS licenses. It will pay approximately $262 for the licenses and anticipates investing an additional $600 to build out the areas covered by these licenses.

During April 1999, we announced a new business agreement with Qwest that included our purchasing a ten percent stake for $3.5 billion. This transaction closed during May 1999. We initially funded this purchase by utilizing existing cash reserves and issuing $2.5 billion in commercial paper, $501 of which we have refinanced with 7 3/8% 40-year bonds.

Net cash used in financing activities
During the first nine months of 1999, we purchased 66 million shares as part of a $3 billion repurchase plan announced in December 1998. Combined with 1998 repurchases under a previous plan, we have reduced our number of outstanding shares by 74 million since September 30, 1998. We completed the December 1998 buyback plan during May 1999.

Our debt to total capitalization ratio was 54.0% at September 30, 1999 compared to 43.0% at December 31, 1998. The increase is a function of increases in short-term debt attributable to higher net borrowings of commercial paper and the reduction in shareholders' equity, driven primarily by the effect of our stock buyback program.

At November 4, 1999, we had shelf registration statements on file with the SEC under which $4.7 billion of debt securities could be publicly offered.

Market Risk

For a complete discussion of our market risks, you should refer to the caption "Market Risk" in our 1998 Annual Report on Form 10-K. Our primary exposure to market risks relates to unfavorable movements in interest rates and foreign currency exchange rates. Our exposure to interest rate risk increased during 1999 due to the borrowing of $2.5 billion in commercial paper for our investment in Qwest. We have refinanced $501 with fixed-rate debt and intend to refinance additional commercial paper when we believe conditions are favorable. We do not anticipate any significant changes in our objectives and strategies with respect to managing such exposures.


------------------------------------------------------------------------------
Operating Environment and Trends of the Business
------------------------------------------------------------------------------

Regulatory Developments

FCC order on Unbundled Network Elements
In 1996, the FCC issued an order adopting rules governing interconnection and related matters. In 1999 the U.S. Supreme Court remanded aspects of the rules to the FCC for further consideration of the requirements in the Telecommunications Act of 1996; those requirements specify that access to certain network elements can be required only when necessary or when the failure to provide access would impair the ability of the requesting carrier to provide services. On remand from the Supreme Court, the FCC issued an order on November 5, 1999 adopting a revised list of network elements that incumbent local exchange carriers (ILECs) such as ourselves must make available to competitors.

The FCC's list, together with its regulations prohibiting ILECs from separating currently combined elements, means that ILECs will be required to provide certain combinations of network elements that competitors may substitute for certain higher priced ILEC services. This substitution may lead to further increases in competition for certain local exchange access services. The FCC determined that it would not apply these new rules to allow the substitution of certain network elements for special access services, and announced that it will conduct a further inquiry into the use of network element combinations to provide special access services.

The FCC's revised list does not, however, require ILECs to make network elements used to provide advanced data services available to competitors, except in very limited circumstances. This outcome removes a disincentive to ILEC investment in these rapidly expanding services.

FCC announcement on universal service
On October 21, 1999 the FCC announced a new universal service mechanism for non-rural carriers serving high-cost areas to ensure that customers in those areas receive telephone service at affordable rates. BST expects to receive support for service to residents in Alabama, Kentucky and Mississippi. Although the FCC has not yet issued the formal order and thus the details are not known, we do not believe the net financial effect of the new arrangement will be material.

Reciprocal compensation. See Note M to the consolidated financial statements.

South Carolina regulatory matters. See Note N to the consolidated financial statements.

International Operations

Fluctuations in foreign exchange rates
Our equity investments in international wireless systems are viewed as long-term assets valued in the local currency, translated into US Dollars, and reported in our consolidated financial statements. Foreign currency exchange rate fluctuations may be material to results of operations. A significant weakening against the US Dollar of the currency of a country where we generate revenues and earnings may adversely impact our results, such as occurred in Brazil (see Note G).

Any weakening of the US Dollar against foreign currencies could have an adverse impact on cash flows if we are obligated to make significant foreign-currency-denominated capital investments. Where we consider it to be economically feasible, we attempt to mitigate the effect of foreign currency fluctuations through the use of foreign currency hedging contracts.

The impact of a devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Additionally, the economies of most countries in Latin America have significant economic and trade ties, and therefore an economic crisis in one country could result in adverse impacts on others. The likelihood and extent of further devaluation and deteriorating economic conditions in Brazil or other Latin American countries experiencing similar conditions and the resulting impacts on our results of operations, financial position and cash flows is not known.


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


Year 2000 Readiness Disclosure

      You should note that the following discussion about the Year 2000 includes certain forward-looking statements that are subject to risks and uncertainties. Factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to:

     * Remaining implementation and testing could reveal the need for additional unplanned remedial efforts and

     * Third-party vendors and suppliers could fail to meet their stated objectives, timetables or cost estimates.

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

Our Year 2000 program is divided into six phases: planning; inventory; impact analysis; conversion; testing; and implementation. Our progress within these phases is based on the number of inventoried items that have been addressed and covers those business processes that we consider "mission critical". Mission critical applications include those that:

    *   directly affect delivery of primary services to our customers;

    *   directly affect our revenue recognition and collection; and

    *   would create noncompliance with any statutes or laws.

The three main areas of focus for our Year 2000 program are network components, information technology systems and building and environmental systems. Each focus area includes the hardware, software, embedded chips, third-party vendors and suppliers as well as third-party networks that are associated with the identified systems.

As of September 1999, we have substantially completed the majority of our Year 2000 conversions, tests and implementations. We have completed all the work on systems that make up our key business processes, and they have been tested in our labs in a Year 2000 environment. All of our landline and wireless central office switches have been remediated, tested and implemented into our production environment. We have also completed 100% of the upgrades and replacements to the equipment necessary for E9-1-1 services within our nine-state wireline region. The applications scheduled to be completed after September 1999 are of low or no impact to our customers and/or internal business operations and were therefore specifically targeted for remediation after the more critical applications.

Contingency plans. We have developed numerous continuity plans for conducting our business operations in the event of crises, including system outages and natural disasters. We have chartered a Year 2000 Business Contingency Planning project to ensure that contingency plans are developed and tested and support infrastructures are in place. This effort is not limited to the risks posed by the potential Year 2000 failures of our networks, internal information systems or infrastructures, but also includes the potential secondary impact on us of Year 2000 failures, including potential systems failures of third parties. During third quarter 1999, contingency plans were completed and tested.

Costs of project. Some of the costs associated with our Year 2000 compliance efforts were incurred in 1997 and 1998. We will incur the remainder during 1999 and 2000. At September 30, 1999, we have spent approximately $220 in external costs towards Year 2000 compliance. We estimate the total external costs of our compliance efforts will be approximately $265 over the life of the project.

Expected completion. We currently anticipate that the remaining applications will be Year 2000 compliant in fourth quarter 1999. Unforeseen circumstances such as those discussed previously could affect our current assessments. As a result, we are unable to determine the impact that any system interruption would have on our results of operations, financial position and cash flows.

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

Factors that could affect future operating results and financial position and could cause actual results to differ materially from those expressed in the forward-looking statements are:

* a change in economic conditions in domestic or international markets where we operate or have material investments which would affect demand for our services;

* the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;

*    further delay in our entry into the interLATA long distance market;

* higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;

*    unanticipated   higher   capital   spending  from  the  deployment  of  new
     technologies;

* unsatisfactory results in regulatory actions including access reform, universal service, terms of interconnection and unbundled network elements and resale rates; and

* failure to satisfactorily identify and complete Year 2000 software and hardware revisions by us and third parties.

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

------------------------------------------------------------------------------
PART II -- OTHER INFORMATION
------------------------------------------------------------------------------


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit
     Number

     4a No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such instrument to the SEC upon request.

     10q-7  Amendment  dated  September 13, 1999 to the BellSouth
            Personal  Retirement Account Pension Plan.

     10ee   Retirement Agreement dated October 27, 1999 for Jere A. Drummond.

     11     Computation of Earnings Per Common Share.

     12     Computation of Ratio of Earnings to Fixed Charges.

     27     Financial Data Schedule as of September 30, 1999.



(b) Reports on Form 8-K:

 Date of Event             Subject


 July 20, 1999             BellSouth 2Q99 Earnings Release

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



                                BELLSOUTH CORPORATION

                        By    /s/  W. Patrick Shannon
                                   W. PATRICK SHANNON
                        Vice President and Controller
                       (Principal Accounting Officer)


November 9, 1999

                                  EXHIBIT INDEX

     Exhibit
     Number

     10q-7 Amendment  dated  September  13,  1999  to  the  BellSouth
           Personal Retirement Account Pension Plan.

     10ee  Retirement Agreement dated October 27, 1999 for Jere A. Drummond.

     11    Computation of Earnings Per Common Share.

     12    Computation of Ratio of Earnings to Fixed Charges.

     27    Financial Data Schedule as of September 30, 1999.