Form 10-Q/A
period 1999-06-30
BELLSOUTH CORP
filed 1999-12-10
CIK 732713

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-Q/A
          (Mark One)

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

                                                  Table of Contents


Item                                                                 Page
                                     Part I
1.  Financial Statements
        Consolidated Statements of Income .......................       3
        Consolidated Balance Sheets .............................       4
        Consolidated Statements of Cash Flows ...................       5
        Consolidated Statements of Shareholders' Equity
           and Comprehensive Income .............................       6
        Notes to Consolidated Financial Statements ..............       8

2.   Management's Discussion and Analysis of Results of
        Operations and Financial Condition ......................      14

3.   Qualitative and Quantitative Disclosures about Market Risk .      26

5.   Other Items ................................................      26

                                     Part II
6.   Exhibits and Reports on Form 8-K ...........................      28



This quarterly report on Form 10-Q/A is being filed as a result of the restatement of our consolidated financial statements for the three and six months ended June 30, 1999. To the extent this amended filing is inconsistent with our original quarterly report on Form 10-Q for the three and six months ended June 30, 1999, the original filing is hereby superseded and amended. To the extent the original filing is unaffected by the restatement, the original filing has not been updated or corrected to reflect events occurring subsequent to the date of the original filing.

-------------------------------------------------------------------------------
 PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

                              BELLSOUTH CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In Millions, Except Per Share Amounts)

                                                     For the Three Months               For the Six Months
                                                        Ended June 30,                    Ended June 30,
                                                    1999              1998           1999                1998
Operating Revenues:
   Wireline communications:
      Local service ........................      $2,712             $2,502          $5,366             $4,916
      Network access .......................       1,187              1,160           2,378              2,311
      Long distance ........................         153                177             303                352
      Other wireline .......................         255                249             535                485
        Total wireline communications ......       4,307              4,088           8,582              8,064
   Domestic wireless .......................         796                672           1,540              1,316
   International operations ................         565                484           1,126                936
   Advertising and publishing ..............         407                394             750                730
   Other ...................................          73                 26             123                 44
      Total Operating Revenues..............       6,148              5,664          12,121             11,090

Operating Expenses:
   Operational and support expenses ........       3,359              3,156           6,612              6,085
   Depreciation and amortization ...........       1,155              1,074           2,268              2,117
   Provision for asset impairment ..........         320                  -             320                 -
     Total Operating Expenses ..............       4,834              4,230           9,200              8,202

Operating Income ...........................       1,314              1,434           2,921              2,888

Interest Expense ...........................         245                203             471                393
Gain on Sale of Operations .................          16                  -              16                155
Net Equity in Earnings (Losses) of
   Unconsolidated Businesses ...............          57                 36           (209)                 47
Other Income, net ..........................         114                 82             173                 99

Income Before Income Taxes .................       1,256              1,349           2,430              2,796
Provision for Income Taxes .................         470                531           1,029              1,086

     Net Income ............................       $ 786              $ 818          $1,401             $1,710

Weighted-Average Common Shares
  Outstanding (Note C):
   Basic ...................................       1,891              1,978           1,912              1,980
   Diluted .................................       1,909              1,990           1,930              1,992
Dividends Declared Per Common Share ........       $ .19              $ .18           $ .38              $ .36
Earnings Per Share:
   Basic ...................................       $ .42              $ .41           $ .73              $ .86
   Diluted .................................       $ .41              $ .41           $ .73              $ .86


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              BELLSOUTH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     (In Millions, Except Per Share Amounts)


                                                 June 30,         December 31,
                                                   1999               1998
                                                (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents ..................     $ 573           $ 3,003
 Temporary cash investments .................       345               184

 Accounts receivable, net of
   allowance for uncollectibles
   of $284 and $251 .........................     4,583             4,629
 Material and supplies ......................       476               431
 Other current assets .......................       497               459
   Total Current Assets .....................     6,474             8,706

Investments and Advances ....................     6,267             2,861

Property, Plant and Equipment ...............    59,605            57,974
Less: accumulated depreciation ..............    35,621            34,034
   Property, Plant and Equipment, net........    23,984            23,940

Deferred Charges and Other Assets ...........     1,176             1,028

Intangible Assets, net ......................     3,283             2,875

Total Assets ................................   $41,184           $39,410

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Debt maturing within one year ..............    $7,693            $3,454
 Accounts payable ...........................     2,030             2,219
 Other current liabilities ..................     3,916             3,477
   Total Current Liabilities ................    13,639             9,150

Long-Term Debt ..............................     8,391             8,715

Noncurrent Liabilities:
 Deferred income taxes ......................     2,539             2,512
 Unamortized investment tax credits .........       147               167
 Other noncurrent liabilities  ..............     2,708             2,756
   Total Noncurrent Liabilities .............     5,394             5,435

Shareholders' Equity:
 Common stock, $1 par value (4,400
   shares authorized; 1,885
   and 1,950 shares outstanding) ............     2,020             2,020
 Paid-in capital ............................     6,766             6,766
 Retained earnings ..........................    10,145             9,479
 Accumulated other comprehensive income .....     (178)              (64)
 Shares held in trust and treasury ..........   (4,687)           (1,752)
 Guarantee of ESOP debt......................     (306)             (339)
   Total Shareholders' Equity ...............    13,760            16,110

Total Liabilities and Shareholders' Equity ..   $41,184           $39,410


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              BELLSOUTH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In Millions)

                                                                                    For the Six Months
                                                                                       Ended June 30,
                                                                                   1999               1998
 Cash Flows from Operating Activities:
  Net income ..............................................................     $1,401              $1,710
  Adjustments to net income:
      Depreciation and amortization .......................................      2,268               2,117
      Provision for asset impairment ......................................        320                   -
      Gain on sale of operations ..........................................       (16)               (155)
      Net equity in losses (earnings) of unconsolidated businesses  .......        209                (47)
      Provision for uncollectibles ........................................        165                 153
      Deferred income taxes and unamortized investment tax credits ........        (7)                 (7)
      Dividends received from unconsolidated businesses....................         37                 109
  Net change in:
      Accounts receivable and other current assets ........................      (208)                 259
      Accounts payable and other current liabilities ......................        332               (240)
      Deferred charges and other assets ...................................      (279)               (216)
      Other liabilities and deferred credits ..............................       (61)                  58
  Other reconciling items, net ............................................       (68)                (43)
      Net cash provided by operating activities ...........................      4,093               3,698

 Cash Flows from Investing Activities:
  Capital expenditures ....................................................    (2,885)             (2,480)
  Purchases of licenses and other intangible assets .......................       (97)               (466)
  Proceeds from sale of operations ........................................         21                 155
  Proceeds from disposition of short-term investments .....................        133                  21
  Purchases of short-term investments .....................................      (314)                (98)
  Investments in and advances to unconsolidated businesses ................    (3,711)               (474)
  Proceeds from repayment of loans and advances............................         50                  43
  Other investing activities, net .........................................        108                  23
      Net cash used for investing activities ..............................    (6,695)             (3,276)

 Cash Flows from Financing Activities:
  Net borrowings (repayments) of short-term debt ..........................      4,049               (379)
  Proceeds from long-term debt ............................................          6               1,453
  Repayments of long-term debt ............................................      (193)               (737)
  Dividends paid ..........................................................      (733)               (714)
  Purchase of treasury shares .............................................    (2,968)               (452)
  Other financing activities, net .........................................         11                  59
      Net cash provided by (used for) financing activities ................        172               (770)

 Net Decrease in Cash and Cash Equivalents ................................    (2,430)               (348)
 Cash and Cash Equivalents at Beginning of Period .........................      3,003               2,570
 Cash and Cash Equivalents at End of Period ...............................      $ 573             $ 2,222



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              BELLSOUTH CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In Millions)

                                                        For the Six Months Ended June 30, 1999

                                        Number of Shares                                 Amount
--------------------------------------------------------- -------------------------------------------------------------------------
                                                                                        Accum.
                                                Shares                                  Other      Shares     Guaran-
                                                Held In                                Compre-    Held In      tee of
                                      Common   Trust and  Common  Paid-in   Retained   hensive   Trust and      ESOP
                                      Stock    Treasury    Stock  Capital   Earnings   Income     Treasury      Debt        Total
                                                  (a)                                               (a)
Balance at December 31, 1998 ....      2,020      (70)    $2,020  $6,766     $9,479     $(64)     $(1,752)      $(339)     $16,110

Net income ......................                                             1,401                                          1,401

Other comprehensive income, net of tax:

  Foreign currency
    translation adjustment ......                                                       (114)                                (114)

Total comprehensive income (b) ..                                                                                            1,287

Dividends declared ..............                                             (720)                                          (720)

Share issuances for
   employee benefit plans .......                   1                         (18)                     33                      15

Purchase of treasury stock ......                 (66)                                             (2,965)                 (2,965)

Purchase of stock by grantor
   trust ........................                                                                     (3)                     (3)

ESOP activities and related
   tax benefit ..................                                                3                                 33          36
                                       ------    -----     -----   -----     ------      ----      ------        ----       ------
Balance at June 30, 1999 ........      2,020     (135)    $2,020  $6,766    $10,145    $(178)     $(4,687)      $(306)     $13,760


(a) Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of June 30, 1999, there were approximately
     35.7 shares held in trust and 99.6 shares held in treasury.

(b) Total comprehensive income for second quarter 1999 was $830.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              BELLSOUTH CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In Millions)

                                                       For the Six Months Ended June 30, 1998

                                    Number of Shares                                 Amount
------------------------------------------------------ ----------------------------------------------------------------------------
                                                                                        Accum.
                                               Shares                                   Other      Shares     Guaran-
                                               Held In                                 Compre-    Held In      tee of
                                     Common   Trust and  Common   Paid-in   Retained   hensive   Trust and      ESOP
                                     Stock    Treasury    Stock   Capital   Earnings   Income     Treasury      Debt        Total
                                                 (a)                                                (a)
Balance at December 31, 1997 .....     1,010      (18)    $1,010   $7,714     $7,382      $ 36       $(575)      $(402)     $15,165

Net income .......................                                            1,710                                          1,710

Other comprehensive income, net of tax:

  Foreign currency
    translation adjustment .......                                                        (31)                                 (31)

Total comprehensive income (b)....                                                                                           1,679

Dividends declared ...............                                             (712)                                          (712)

Share issuances for
   employee benefit plans ........                 1                (23)                                56                      33

Acquisition-related
   transactions ..................                 1                 92                                 33                     125

Purchase of treasury stock .......                (8)                                                (452)                   (452)

Purchase of stock by grantor
   trust .........................                (1)                                                 (30)                    (30)

ESOP activities and related
   tax benefit ...................                                                3                                32          35
                                       -----      ----    ------    -----     -----      ---        -----       -----      ------
Balance at June 30, 1998 .........     1,010      (25)    $1,010   $7,783    $8,383      $ 5       $(968)      $(370)     $15,843


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

Note B - New Accounting Pronouncements

In the first quarter of 1999, we adopted a new accounting standard (SOP 98-1) related to the capitalization of certain costs for internal-use software development. Adoption of the new standard caused an increase in earnings as a result of the capitalization of costs that had previously been expensed. The impacts on income before income taxes, net income and earnings per share were as follows:

                                          Second Quarter       Year-to-Date
                                               1999                1999
Income before income taxes ............        $ 152               $ 260
Net income ............................        $ 95                $ 160
Earnings per share ....................        $0.05               $0.08

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

Note C -  Earnings Per Share

Prior period amounts related to weighted-average common shares and dividends declared per common share have been adjusted for the two-for-one stock split which occurred in December 1998. The following is a reconciliation of the weighted-average share amounts (in millions) used in calculating earnings per share:

                                                  Second Quarter                Year-to-Date
                                                1999           1998          1999          1998
Basic common shares outstanding ............   1,891          1,978         1,912          1,980
Incremental shares from stock options ......      18             12            18             12
Diluted common shares outstanding ..........   1,909          1,990         1,930          1,992

The earnings amounts used for per-share calculations are the same for both the basic and diluted methods.

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                              (Dollars In Millions)


Note D - Segment Information

We have four reportable operating segments: (1) Wireline communications; (2) Domestic wireless; (3) International operations; and (4) Advertising and publishing. We have included the operations of all other businesses falling below the reporting threshold in the "Other" segment. The "Reconciling items," shown below include Corporate Headquarters and capital funding activities, intercompany eliminations and other nonoperating items. The following table provides information for each operating segment:

                                            Second Quarter          %              Year-to-Date             %
                                          1999         1998      Change         1999          1998        Change
Wireline communications
External revenues ....................      $4,307       $4,088       5.4          $8,582        $8,064      6.4
Intersegment revenues ................         119           48       N/M*            167            92      N/M*

  Total revenues .....................      $4,426       $4,136       7.0          $8,749        $8,156      7.3
Operating income .....................      $1,390       $1,179       17.9         $2,803        $2,402     16.7
Segment net income ...................       $ 781        $ 644       21.3         $1,582        $1,327     19.2

Domestic wireless
External revenues ....................       $ 796        $ 672      18.5          $1,540        $1,316     17.0
Intersegment revenues ................           3            2       N/M               7             4      N/M
  Total revenues .....................       $ 799        $ 674      18.5          $1,547        $1,320     17.2
Operating income .....................       $ 102         $ 94       8.5           $ 189         $ 185      2.2
Net equity in earnings (losses) of
  unconsolidated  businesses..........        $ 41         $ 43     (4.7)            $ 72          $ 78     (7.7)
Segment net income ...................        $ 71         $ 74     (4.1)           $ 131         $ 143     (8.4)

International operations
External revenues ....................       $ 565        $ 484      16.7          $1,126         $ 936       20.3
Intersegment revenues ................          -            -         -             -               -          -
  Total revenues .....................       $ 565        $ 484      16.7          $1,126         $ 936       20.3
Operating income .....................       $  70        $  65        7.7          $ 121         $ 116         4.3
Net equity in earnings (losses) of
  unconsolidated  businesses..........       $  21       $ (14)       N/M            $  8        $ (35)        N/M
Segment net income (loss) ............       $  50       $ (22)       N/M           $  30        $ (27)        N/M

Advertising and publishing
External revenues ....................       $ 407        $ 394       3.3           $ 750         $ 730        2.7
Intersegment revenues ................           3          (2)       N/M              6             -         N/M

  Total revenues .....................       $ 410        $ 392       4.6           $ 756         $ 730        3.6
Operating income .....................       $ 162        $ 157        3.2          $ 302         $ 294        2.7
Net equity in earnings (losses) of
  unconsolidated  businesses..........       $ (4)         $  -       N/M           $ (5)          $  -        N/M
Segment net income ...................        $ 98        $ 102     (3.9)           $ 182         $ 188      (3.2)



*  Not Meaningful

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note D - Segment Information (continued)

                                            Second Quarter          %              Year-to-Date             %
                                          1999         1998      Change         1999          1998        Change
Other
External revenues ....................       $  73      $  26       N/M         $ 123         $ 44        N/M
Intersegment revenues ................          92         53       N/M           162           107       N/M

  Total revenues .....................       $ 165      $  79       N/M         $ 285         $ 151       88.7
Operating loss .......................       $ (68)     $ (76)      10.5        $(152)        $(140)      (8.6)
Net equity in earnings (losses) of
  unconsolidated  businesses..........        $  -       $  7       N/M         $   -         $  4        N/M
Segment net loss .....................       $ (59)     $ (31)    (90.3)        $(116)        $ (71)     (63.4)

Reconciling items
External revenues ....................        $  -       $  -        -          $  -          $            -
Intersegment revenues ................        (217)      (101)      N/M          (342)         (203)      N/M

  Total revenues .....................     $ (217)      $(101)      N/M         $(342)        $(203)      N/M
Operating income (loss) ..............     $ (342)       $ 15       N/M         $(342)          $ 31      N/M
Net equity in earnings (losses) of
  unconsolidated  businesses
  (Note E)............................        $  -       $  -        -          $(284)         $  -        N/M
Segment net income (loss).............      $ (155)      $ 51       N/M         $(408)         $ 150       N/M


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


Note I - Supplemental Cash Flow Information

                                        Year-to-Date
                                     1999            1998
Cash Paid For:

   Income taxes ..............       $ 391          $ 881
   Interest ..................       $ 436          $ 383


Note J - Summary Financial Information for Equity Investees

The following table displays the summary unaudited financial information for our equity method businesses. These amounts are shown on a 100-percent basis.

                               Second Quarter           %                 Year-to-Date           %
                             1999         1998       Change           1999          1998      Change
 Revenues  .............. $ 1,229       $ 852           44.2        $ 2,439       $ 1,567      55.6
 Operating income .......  $  129       $  65           98.5        $   162       $   131      23.7
 Net income (loss) ......  $  320       $  22            N/M        $  (618)      $    16       N/M

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


Note N - Restatement of Second Quarter 1999 Results

We have restated our consolidated financial statements for second quarter 1999 to revise the accounting treatment for a previously reported asset swap transaction. In June 1999, we executed a contract with Ericsson to replace infrastructure equipment, including switches, base stations and software, in 14 wireless markets. We entered into the agreement to improve network performance and to lay the foundation for migration of the network to Third Generation wireless (3G) and wireless Internet. We expect the conversion to be completed over a 12-month period beginning in December 1999.

We previously determined the accounting treatment for the transaction did not result in an impairment of the assets. Upon review of clarifying accounting guidance and further analysis, we revised the reporting of the transaction. As a result, a non-cash charge of $320 ($187 after tax) was recorded in the second quarter of 1999 to write these assets down to their estimated fair market value of approximately $320.

We will continue to use the existing infrastructure equipment until the conversion process has been completed and accelerate the recognition of depreciation expense on these assets over their shortened remaining service life. As a result, additional depreciation expense of $12 ($7 after tax) was recorded for the second quarter.

The significant effects of the restatement are as follows:

                                              ------------------------------------    -----------------------------------
                                                  For the Three Months Ended               For the Six Months Ended
                                                         June 30, 1999                          June 30, 1999
                                              ------------------------------------    -----------------------------------

                                                As previously                           As previously
                                                  reported         As restated            reported        As restated

  Depreciation and amortization .............            $1,143            $1,155                $2,256           $2,268
  Total operating expenses...................            $4,502            $4,834                $8,868           $9,200
  Operating income...........................            $1,646            $1,314                $3,253           $2,921
  Income before income taxes.................            $1,573            $1,256                $2,747           $2,430
  Provision for income taxes.................             $ 593             $ 470                $1,152           $1,029
  Net income.................................             $ 980             $ 786                $1,595           $1,401
  Earnings per share:
     Basic...................................             $ .52             $ .42                 $ .83            $ .73
     Diluted.................................             $ .51             $ .41                 $ .83            $ .73

  Total assets...............................           $41,516           $41,184
  Total shareholders' equity.................           $13,954           $13,760

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

-------------------------------------------------------------------------------
Consolidated Results of Operations
-------------------------------------------------------------------------------

Key financial and operating data for second quarter 1999 and 1998, and the respective year-to-date periods are as follows:

                                                  ----------------------- ------------ -- ----------------------- ------------
                                                      Second Quarter           %               Year-to-Date            %
                                                  ----------- -----------                 ----------- -----------
                                                     1999        1998       Change           1999        1998       Change
                                                  ----------- ----------- ------------ -- ----------- ----------- ------------
Revenues                                              $6,148      $5,664          8.5        $12,121    $ 11,090          9.3
------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ------------
Expenses                                              $4,834      $4,230         14.3        $ 9,200      $8,202         12.2
------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ------------
EBITDA (a)                                            $2,789      $2,508         11.2        $ 5,509      $5,005         10.1
------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ------------
EBITDA margin                                          45.4%       44.3%      +110bps          45.5%       45.1        +40bps
------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ------------
Access line counts (000's):
------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ------------
   Switched access lines                              24,370      23,660          3.0
   Access line equivalents(b)                         16,925      12,346         37.1
     Total equivalent access lines                    41,295      36,006         14.7
------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ------------
Digital and data services revenues                     $ 615       $ 465         32.3        $ 1,170       $ 891         31.3
------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ------------
Convenience feature revenues                           $ 466       $ 390         19.5          $ 900       $ 747         20.5
------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ------------
Access minutes of use (millions)                      27,627      26,240          5.3         54,452      51,322          6.1
----------------------------------------------------- ------- ----------- ------------ -- ----------- ----------- ------------
Proportionate wireless customers (000's):
   Domestic(c)                                         5,155       4,376         17.8
   International(d)                                    4,475       2,317         93.1
------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ------------

(a) EBITDA represents income before net interest expense, income taxes, provision for asset impairment, depreciation and amortization, net equity in earnings (losses) of unconsolidated businesses and other income, net. We present EBITDA because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance and because we believe that EBITDA is an additional meaningful measure of performance and liquidity. EBITDA does not represent cash flows for the period, nor is it an alternative to operating income (loss) as an indicator of operating performance. You should not consider it in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The items excluded from the calculation of EBITDA are significant components in understanding and assessing our financial performance. Our computation of EBITDA may not be comparable to the computation of similarly titled measures of other companies. EBITDA does not represent funds available for discretionary uses.

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

-------------------------------------------------------------------------------
Overview
-------------------------------------------------------------------------------

Net income and earnings per share for second quarter and year-to-date 1999 and 1998 are as follows (all references to earnings per share are on a diluted basis):

                             ----------------------- ----------- --- ----------------------- ------------
                                 Second Quarter          %                Year-to-Date            %
                             -----------------------                 -----------------------
                                1999        1998       Change           1999        1998       Change
                             ----------- ----------- ----------- --- ----------- ----------- ------------
As Reported:
---------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
  Net income                       $786       $ 818       (3.9)          $1,401      $1,710       (18.1)
---------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
  Earnings per share              $ .41       $ .41          -           $ .73       $ .86       (15.1)
---------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Normalized:
---------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
  Net income                       $973       $ 818        18.9          $1,868      $1,614         15.7
---------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
  Earnings per share              $ .51       $ .41        24.4           $ .97       $ .81         19.8
---------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------

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

Normalized results for the 1999 periods exclude the impacts of:

o A write-down of network equipment in our domestic wireless operations that decreased net income in the second quarter and year-to-date periods by $187 or $.10 per share. See Note N to the consolidated financial statements for further information; and
o The devaluation of the Brazilian Real in early January 1999. Our share of the foreign currency losses in our Brazilian wireless properties reduced net income for the year-to-date period by $280 or $.15 per share (included in Net Equity in Earnings (Losses) of Unconsolidated Businesses).

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

-------------------------------------------------- ------------------------ ----------- -- ------------------------ -----------
                                                       Second Quarter           %               Year-to-Date            %
                                                   ------------------------                ------------------------
                                                      1999        1998        Change          1999        1998        Change
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------


                                                                                        -- ----------- ------------ -----------
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
Operating revenues                                       $799         $674        18.5         $1,547       $1,320        17.2
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
Operating expenses                                       $697         $580        20.2         $1,358       $1,135        19.6
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
Operating income                                         $102          $94         8.5           $189         $185         2.2
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
Net equity in earnings (losses) of
  unconsolidated businesses                               $41          $43       (4.7)            $72          $78       (7.7)
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
Segment net income                                        $71          $74       (4.1)           $131         $143       (8.4)
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------

-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
EBITDA                                                   $257         $221        16.3           $482         $435        10.8
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
EBITDA margin                                           32.2%        32.8%      -60bps          31.2%        33.0%     -180bps
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------

-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
Customers (a)                                           4,724        3,963        19.2
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
Average monthly revenue per customer (a)                  $51          $51           -            $51          $53       (3.8)
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

Depreciation and amortization
Depreciation and amortization increased $28 or 22.0% to $155 during second quarter 1999 and $43 or 17.2% to $293 year-to-date compared to the same 1998 periods. The increase was primarily attributable to the acceleration of depreciation on network equipment that will be retired and replaced over the next 18 months, as well as higher levels of property, plant and equipment since June 30, 1998. The increased investment is the result of the build-out of PCS markets, expansion of the network related to growth in the customer base and deployment of digital cellular across all of our consolidated markets.

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

------------------------------------------------- ----------------------- ----------- --- ----------------------- ------------
                                                      Second Quarter          %                Year-to-Date            %
                                                  -----------------------                 -----------------------
                                                     1999        1998       Change           1999        1998       Change
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
External revenues                                       $407        $394         3.3            $750        $730          2.7
Intersegment revenues                                      3         (2)         N/M               6           -          N/M
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Total operating revenues                                $410        $392         4.6            $756        $730          3.6
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Operating expenses                                      $248        $235         5.5            $454        $436          4.1
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Operating income                                        $162        $157         3.2            $302        $294          2.7
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Net equity in earnings (losses) of
  unconsolidated businesses                            $ (4)          $-         N/M           $ (5)         $ -          N/M
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Segment net income                                       $98        $102       (3.9)            $182        $188        (3.2)
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------

------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
EBITDA                                                  $169        $163         3.7            $315        $306          2.9
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
EBITDA margin                                          41.2%       41.6%      -40bps           41.7%       41.9%       -20bps
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


-------------------------------------------------------------------------------
Other
-------------------------------------------------------------------------------

This segment is primarily comprised of our communications group companies-- including new business initiatives such as entertainment (cable and wireless television), Internet access, wireless data and interLATA long distance. The stand-alone revenues and expenses of our Internet access marketing company which are included in this segment are eliminated in consolidation and reported as part of the wireline communications results. Also included are businesses whose primary purpose is to support our other operating segments.

------------------------------------------------- ----------------------- ------------- -- -------------------------- ----------
                                                      Second Quarter           %                 Year-to-Date             %
                                                  -----------------------                  --------------------------
                                                     1999        1998        Change            1999         1998       Change
------------------------------------------------- ----------- ----------- ------------ -- ------------- ------------ ----------
External revenues                                       $ 73         $26           N/M            $ 123         $ 44        N/M
Intersegment revenues                                     92          53           N/M              162          107        N/M
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ ----------
Total operating revenues                               $ 165         $79           N/M            $ 285        $ 151        N/M
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ ----------
Operating expenses                                      $233        $155          50.3            $ 437        $ 291       50.2
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ ----------
Operating loss                                         $(68)       $(76)          10.5           $(152)       $(140)      (8.6)
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ ----------
Net equity in earnings (losses) of
  unconsolidated businesses                              $ -         $ 7           N/M              $-         $  4        N/M
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ ----------
Segment net loss                                       $(59)       $(31)        (90.3)           $(116)       $ (71)     (63.4)
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ ----------

------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ ----------
EBITDA                                                 $(35)       $(53)          34.0            $(88)       $(100)       12.0
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ ----------
EBITDA margin                                        (21.2%)     (67.1%)           N/M          (30.9%)      (66.2%)        N/M
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

-------------------------------------------------------------------------------
Other Nonoperating Items
-------------------------------------------------------------------------------


------------------------------------------------- ----------------------- ----------- --- ----------------------- ------------
                                                      Second Quarter          %                Year-to-Date            %
                                                  -----------------------                 -----------------------
                                                     1999        1998       Change           1999        1998       Change
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------

Provision for Asset Impairment                          $320          $-         N/M            $320          $-          N/M
Interest Expense                                         245         203        20.7             471         393         19.8
Gain on Sale of Operations                                16           -         N/M              16         155          N/M
Net Equity in Earnings (Losses) of
  Unconsolidated Businesses                               57          36        58.3           (209)          47          N/M
Other Income, net                                        114          82        39.0             173          99         74.7
Provision for Income Taxes                               470         531      (11.5)           1,029       1,086        (5.2)

------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------

Provision for asset impairment
This non-cash charge is the result of an asset write-down effective June 1999 related to network equipment in our domestic wireless operations. For more information, see Note N to the consolidated financial statements.

Interest expense
Higher interest expense in 1999 is attributable to higher average debt balances in the quarter- and year-to-date periods relative to the 1998 periods and a higher proportion of capitalized interest in the 1998 periods. The higher debt balances in second quarter 1999 are the result of commercial paper borrowings associated with the interim financing of our investment in Qwest Communications International Inc. (Qwest). We also capitalized a greater proportion of our interest in 1998 due to our start-up investments in Brazil. Our average debt balances were as follows:

------------------------------------------------- ----------------------- ----------- --- ----------------------- ------------
                                                      Second Quarter          %                Year-to-Date            %
                                                  -----------------------                 -----------------------
                                                     1999        1998       Change           1999        1998       Change

------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Average short-term debt balance                      $ 5,848     $ 3,390        72.5         $ 5,025     $ 3,448         45.7
------------------------------------------------- ----------- ----------- -----------     ----------- ----------- ------------
Average long-term debt balance                       $ 8,401     $ 7,883         6.6         $ 8,487     $ 7,703         10.2
------------------------------------------------- ----------- ----------- -----------     ----------- ----------- ------------
 Total average debt balance                          $14,249     $11,273        26.4         $13,512     $11,151         21.2
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------

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

Other income, net
Other income, net includes interest income, gains/losses on disposition of assets, foreign currency gains/losses and miscellaneous nonoperating income. The increase of $32 over second quarter 1998 and $74 over the 1998 year-to-date period is attributable to higher net foreign exchange gains in our consolidated international businesses and increases in other nonoperating income in second quarter 1999. Partially offsetting these increases was a decrease in interest income due to lower average cash balances.

Provision for income taxes
The provision for income taxes decreased $61 quarter-over-quarter and $57 on a year-to-date comparative basis. The effective tax rate for second quarter 1999 was 37.4% compared to 39.4% in second quarter 1998. The decrease in the effective tax rate for second quarter 1999 is due primarily to improved results in foreign equity-method subsidiaries which are recorded net of tax benefits or expense. The effective rate was further reduced by a change in the mix of income among taxing jurisdictions.

For the year-to-date period, the effective tax rate was 42.3% compared to 38.8% in 1998. The effective tax rate for the year-to-date period was significantly impacted by the foreign exchange losses recorded at our unconsolidated Brazilian businesses during first quarter 1999. Excluding the effect of these losses, our effective rate for the 1999 year-to-date period was 38.1%. The lower effective rate for the year-to-date period is due to the same factors as the decrease in our quarterly effective rate.


-------------------------------------------------------------------------------
Financial Condition
-------------------------------------------------------------------------------

Cash  flows from  operations  are our  primary  source of  funding  for  capital
requirements  of  existing  operations,   debt  service,   dividends  and  share
repurchases. We also have ready access to capital markets in the event additional funding is necessary. While current liabilities exceed current assets, our sources of funds - primarily from operations and, to the extent necessary, from readily available external financing arrangements - are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the needs of our business for the foreseeable future.

Net cash provided by (used for):
------------------------------------------------------ ------------------------
                                   1999            1998             Change
                             -------------- ---------------- ------------------

Operating activities.......       $4,093         $3,698         $395       10.7%
Investing activities.......      $(6,695)       $(3,276)       $3,419       N/M
Financing activities.......        $172          $(770)         $942        N/M

------------------------------------------- ---------------- ------------------

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

Our debt to total capitalization ratio was 53.8% at June 30, 1999 compared to 43.0% at December 31, 1998. The increase is a function of increases in short-term debt attributable to higher net borrowings of commercial paper and the reduction in shareholders' equity, driven by the effect of our stock buyback program.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the caption labeled "Market Risk" in Management's Discussion and Analysis of Results of Operations and Financial Condition.

Item 5.  OTHER ITEMS

We still expect EPS growth from operations in the range of 12%-14% ( excluding the change in accounting for software, or 19% to 21% if the change is included) in 1999. These ranges exclude the impact of the write-down of domestic wireless assets, impact of the currency devaluation in Brazil, and the other normalizing items in the current year. For 2000, we expect EPS growth from operations in the 13%-15% range (excluding the change in accounting for software).

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

-------------------------------------------------------------------------------
PART II - OTHER INFORMATION
-------------------------------------------------------------------------------


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


December 10, 1999

                                  EXHIBIT INDEX

     Exhibit
     Number

     11           Computation of Earnings Per Common Share.

     12           Computation of Ratio of Earnings to Fixed Charges.

     27           Financial Data Schedule as of June 30, 1999.