Form 10-Q/A
period 1999-09-30
BELLSOUTH CORP
filed 1999-12-10
CIK 732713

1


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
  (State of Incorporation)                       (I.R.S. Employer
1155 Peachtree Street, N. E.,                  Identification Number)


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

                                Table of Contents


Item                                                                   Page
                                     Part I
1.    Financial Statements
           Consolidated Statements of Income .......................     3
           Consolidated Balance Sheets .............................     4
           Consolidated Statements of Cash Flows ...................     5
           Consolidated Statements of Shareholders' Equity
              and Comprehensive Income .............................     6
           Notes to Consolidated Financial Statements ..............     8

2.     Management's Discussion and Analysis of Results of
           Operations and Financial Condition ......................    15

3.     Qualitative and Quantitative Disclosures about Market Risk ..    28

5.     Other Items .................................................    28

                                     Part II
6.     Exhibits and Reports on Form 8-K ............................    30



This quarterly report on Form 10-Q/A is being filed as a result of the restatement of our consolidated financial statements for the three and nine months ended September 30, 1999. To the extent this amended filing is inconsistent with our original quarterly report on Form 10-Q for the three and nine months ended September 30, 1999, the original filing is hereby superseded and amended. To the extent the original filing is unaffected by the restatement, the original filing has not been updated or corrected to reflect events occurring subsequent to the date of the original filing.

-------------------------------------------------------------------------------
 PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

                              BELLSOUTH CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In Millions, Except Per Share Amounts)

                                          For the Three Months            For the Nine Months
                                           Ended September 30,            Ended September 30,
                                         1999             1998          1999            1998
Operating Revenues:
   Wireline communications:
      Local service ...................     $2,747       $2,542         $8,113         $7,458
      Network access ..................      1,200        1,147          3,578          3,458
      Long distance ...................        158          180            461            532
      Other wireline ..................        310          267            845            752
        Total wireline communications .      4,415        4,136         12,997         12,200
   Domestic wireless ..................        815          702          2,355          2,018
   International operations ...........        575          514          1,701          1,450
   Advertising and publishing .........        540          481          1,290          1,211
   Other ..............................         77           32            200             76
      Total Operating Revenues.........      6,422        5,865         18,543         16,955

Operating Expenses:
   Operational and support expenses ...      3,541        3,291         10,153          9,376
   Depreciation and amortization ......      1,207        1,111          3,475          3,228
   Provision for asset impairment .....        --            --            320             --
     Total Operating Expenses .........      4,748        4,402         13,948         12,604

Operating Income ......................      1,674        1,463          4,595          4,351

Interest Expense ......................        266          218            737            611
Gain on Sale of Operations ............         39           --             55            155
Net Equity in Earnings (Losses) of
   Unconsolidated Businesses ..........       (26)           42          (235)             89
Other Income, net .....................        15            31            188            130

Income Before Income Taxes ............      1,436        1,318          3,866          4,114
Provision for Income Taxes ............        442          504          1,471          1,590

     Net Income .......................      $ 994        $ 814         $2,395         $2,524

Weighted-Average Common Shares
  Outstanding:
   Basic ..............................      1,885        1,965          1,903          1,975
   Diluted ............................      1,904        1,979          1,921          1,987
Dividends Declared Per Common Share ...      $ .19        $ .18          $ .57          $ .54
Earnings Per Share:
   Basic ..............................      $ .53        $ .41         $ 1.26         $ 1.28
   Diluted ............................      $ .52        $ .41         $ 1.25         $ 1.27


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              BELLSOUTH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     (In Millions, Except Per Share Amounts)

                                               September 30,       December 31,
                                                    1999               1998
                                                (Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents ...................        $ 878           $ 3,003
 Temporary cash investments ..................         262               184
 Accounts receivable, net of
   allowance for uncollectibles of
   $293 and $251 .............................       4,794             4,629
 Material and supplies .......................         468               431
 Other current assets ........................         539               459
   Total Current Assets ......................       6,941             8,706

Investments and Advances .....................       4,863             2,861

Property, Plant and Equipment ................      60,205            57,974
Less: accumulated depreciation ...............      36,054            34,034
   Property, Plant and Equipment, net ........      24,151            23,940

Deferred Charges and Other Assets ............       1,876             1,028
Intangible Assets, net .......................       3,719             2,875

Total Assets .................................     $41,550           $39,410

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Debt maturing within one year ...............     $ 7,308            $3,454
 Accounts payable ............................       2,062             2,219
 Other current liabilities ...................       4,244             3,477
   Total Current Liabilities .................      13,614             9,150

Long-Term Debt ...............................       8,786             8,715

Noncurrent Liabilities:
 Deferred income taxes .......................       2,513             2,512
 Unamortized investment tax credits ..........         136               167
 Other noncurrent liabilities  ...............       3,036             2,756
   Total Noncurrent Liabilities ..............       5,685             5,435

Shareholders' Equity:
 Common stock, $1 par value (4,400 shares
    authorized; 1,884 and 1,950
    shares outstanding) ......................       2,020             2,020
 Paid-in capital .............................       6,766             6,766
 Retained earnings ...........................      10,767             9,479
 Accumulated other comprehensive income ......     (1,057)              (64)
 Shares held in trust and treasury ...........     (4,721)           (1,752)
 Guarantee of ESOP debt.......................       (310)             (339)
   Total Shareholders' Equity ................      13,465            16,110

Total Liabilities and Shareholders' Equity ...     $41,550           $39,410


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              BELLSOUTH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In Millions)

                                                                        For the Nine Months
                                                                        Ended September 30,
                                                                       1999               1998
 Cash Flows from Operating Activities:
  Net income ........................................................   $ 2,395         $2,524
  Adjustments to net income:
      Depreciation and amortization .................................     3,475          3,228
      Provision for asset impairment ................................       320             --
      Provision for uncollectibles  .................................       260            230
      Net equity in losses (earnings) of unconsolidated businesses ..       235           (89)
      Minority interests in income of subsidiaries ..................        67             27
      Deferred income taxes and unamortized investment tax credits ..      (92)             39
      Gain on sale of operations ....................................      (55)          (155)
      Recognition of foreign investment tax credits .................     (120)             --
      Dividends received from unconsolidated businesses..............        59            169
  Net change in:
      Accounts receivable and other current assets ..................     (548)          (153)
      Accounts payable and other current liabilities ................       710            195
      Deferred charges and other assets .............................     (391)          (235)
      Other liabilities and deferred credits ........................        76             74
  Other reconciling items, net ......................................        80             42
      Net cash provided by operating activities .....................     6,471          5,896

 Cash Flows from Investing Activities:
  Capital expenditures ..............................................   (4,456)        (3,744)
  Investments in and advances to unconsolidated businesses ..........   (3,751)          (566)
  Purchases of licenses and other intangible assets .................     (296)          (575)
  Proceeds from sale of operations ..................................       215            155
  Purchases of short-term investments ...............................     (243)          (292)
  Proceeds from disposition of short-term investments ...............       144             98
  Proceeds from repayment of loans and advances......................        60             57
  Other investing activities, net ...................................        73            126
      Net cash used for investing activities ........................   (8,254)        (4,741)

 Cash Flows from Financing Activities:
  Net borrowings (repayments) of short-term debt ....................     3,451          (127)
  Proceeds from long-term debt ......................................       508          1,454
  Repayments of long-term debt ......................................     (205)          (753)
  Dividends paid ....................................................   (1,091)        (1,068)
  Purchase of treasury shares .......................................   (3,032)          (888)
  Other financing activities, net ...................................        27            46
      Net cash used for financing activities ........................     (342)        (1,336)

 Net Decrease in Cash and Cash Equivalents ..........................   (2,125)          (181)
 Cash and Cash Equivalents at Beginning of Period ...................    3,003           2,570
 Cash and Cash Equivalents at End of Period .........................    $ 878         $ 2,389





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

                              BELLSOUTH CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In Millions)

                                                          For the Nine Months Ended September 30, 1999

                                          Number of Shares                                      Amount
--------------------------------------- -------------------- -----------------------------------------------------------------------
                                                                                          Accum.
                                                   Shares                                  Other     Shares      Guaran-
                                                   Held In                                Compre-   Held In      tee of
                                          Common  Trust and  Common   Paid-in  Retained    hensive  Trust and      ESOP
                                          Stock   Treasury   Stock   Capital   Earnings    Income    Treasury      Debt       Total
                                                     (a)                                              (a)
Balance at December
  31, 1998 ......................          2,020     (70)   $2,020   $6,766    $9,479      $(64)    $(1,752)     $(339)     $16,110

Net income ......................                                               2,395                                         2,395

Other comprehensive income, net of tax:

  Foreign currency
    translation adjustments .....                                                          (145)                              (145)
  Net unrealized losses
    on securities ...............                                                          (848)                              (848)

Total comprehensive income (b) ..                                                                                             1,402

Dividends declared ..............                                              (1,079)                                       (1,079)

Share issuances for
  employee benefit plans ........                       2                        (38)                     66                     28

Purchase of treasury stock ......                    (68)                                            (3,032)                (3,032)

Purchase of stock by
  grantor trust .................                                                                        (3)                    (3)

ESOP activities and related
  tax benefit ...................                                                  10                                29          39
                                          ------ --------  -------  -------   -------  ---------  ----------   --------   ---------
Balance at September 30, 1999 ...          2,020    (136)   $2,020   $6,766   $10,767   $(1,057)    $(4,721)     $(310)     $13,465


(a) Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of September 30, 1999, there were approximately 36 shares held in trust and 100 shares held in treasury.

(b) Total comprehensive income for third quarter 1999 was $115.

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

                              BELLSOUTH CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In Millions)

                                                             For the Nine Months Ended September 30, 1998

                                            Number of Shares                                             Amount
---------------------------------------- -------------------- ----------------------------------------------------------------------
                                                                                            Accum.
                                                    Shares                                   Other     Shares    Guaran-
                                                    Held In                                 Compre-   Held In    tee of
                                          Common   Trust and   Common   Paid-in   Retained  hensive  Trust and    ESOP
                                          Stock    Treasury     Stock   Capital   Earnings  Income    Treasury    Debt        Total
                                                      (a)                                               (a)
Balance at December
  31, 1997 ......................          1,010      (18)     $1,010   $7,714     $7,382     $ 36      $(575)   $(402)     $15,165

Net income ......................                                                   2,524                                     2,524

Other comprehensive income, net of tax:

  Foreign currency
    translation adjustments .....                                                             (38)                             (38)

Total comprehensive income (b)...                                                                                             2,486

Dividends declared ..............                                                 (1,064)                                   (1,064)

Share issuances for
  employee benefit plans ........                       1                (29)                              68                   39

Acquisition-related
  transactions ..................                       1                  92                              33                  125

Purchase of treasury stock ......                     (14)                                               (888)                (888)

Purchase of stock by
  grantor trust .................                      (1)                                                (34)                 (34)

ESOP activities and
  related tax benefit ...........                                                      6                            64          70
                                         ------     -----    -------  -------   --------   ------   --------- --------   ---------
Balance at September 30, 1998 ...         1,010      (31)     $1,010   $7,777     $8,848    $ (2)    $(1,396)   $(338)     $15,899


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

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of our significant accounting policies and other information, you should read this report in conjunction with the consolidated financial statements included in our latest annual report on Form 10-K and previous quarterly reports on Form 10-Q and 10-Q/A.

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

Note B - New Accounting Pronouncements

In the first quarter of 1999, we adopted a new accounting standard (SOP 98-1) related to the capitalization of certain costs for internal-use software development. Adoption of the new standard caused an increase in earnings as a result of the capitalization of costs that had previously been expensed. The impacts on income before income taxes, net income and earnings per share were as follows:

                                             Third Quarter       Year-to-Date
                                                 1999                1999
Income before income taxes ...........           $ 123              $ 383
Net income ...........................           $  80              $ 240
Earnings per share ...................           $ .04              $ .12

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

Note C -  Earnings Per Share

Prior period amounts related to weighted-average common shares and dividends declared per common share have been adjusted for the two-for-one stock split which occurred in December 1998. The following is a reconciliation of the weighted-average share amounts (in millions) used in calculating earnings per share:

                                         Third Quarter         Year-to-Date
                                         1999     1998       1999       1998
Basic common shares outstanding ........1,885    1,965      1,903      1,975
Incremental shares from stock options ..   19       14         18         12
Diluted common shares outstanding ......1,904    1,979      1,921      1,987

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

                                            Third Quarter           %              Year-to-Date             %
                                          1999         1998      Change         1999          1998        Change
Wireline communications
External revenues ....................   $4,415       $4,136       6.7         $12,997       $12,200        6.5
Intersegment revenues ................       66           59      11.9             233           151       54.3

  Total revenues .....................   $4,481       $4,195       6.8         $13,230       $12,351        7.1
Operating income .....................   $1,438       $1,145      25.6         $ 4,241       $ 3,547       19.6
Segment net income ...................    $ 817        $ 667      22.5         $ 2,399       $ 1,994       20.3

Domestic wireless
External revenues ....................    $ 815        $ 702      16.1         $ 2,355       $ 2,018       16.7
Intersegment revenues ................        5            1       N/M*             12             5       N/M*

  Total revenues .....................    $ 820        $ 703      16.6          $2,367       $ 2,023       17.0
Operating income .....................    $  71        $ 104     (31.7)         $  260        $  289      (10.0)
Net equity in earnings (losses) of
  unconsolidated  businesses..........    $  36        $  42     (14.3)         $  108        $  120      (10.0)

Segment net income ...................    $  55        $  79     (30.4)         $  186        $  222      (16.2)

International operations
External revenues ....................    $ 575        $ 514      11.9          $1,701       $ 1,450       17.3
Intersegment revenues ................        1           --       N/M               1            --        N/M

  Total revenues .....................    $ 576        $ 514      12.1          $1,702       $ 1,450       17.4
Operating income .....................    $  31        $  42    (26.2)          $  152        $  158      (3.8)
Net equity in earnings (losses) of
  unconsolidated  businesses..........    $  (3)        $  2       N/M           $  5        $  (33)        N/M

Segment net income (loss) ............    $   9         $  5      80.0           $  39       $  (22)        N/M

Advertising and publishing
External revenues ....................    $ 540        $ 481      12.3          $1,290       $ 1,211        6.5
Intersegment revenues ................        2           --       N/M               8            --        N/M

  Total revenues .....................    $ 542        $ 481      12.7          $1,298       $ 1,211        7.2
Operating income .....................    $ 259        $ 233      11.2          $  561        $  527        6.5
Net equity in earnings (losses) of
  unconsolidated  businesses..........    $   1        $  --       N/M          $  (4)        $   --        N/M
Segment net income ...................    $ 160        $ 143      11.9          $  342         $  331        3.3




*  Not Meaningful

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note D - Segment Information (continued)

                                            Third Quarter           %              Year-to-Date             %
                                          1999         1998      Change         1999          1998        Change
Other
External revenues ....................    $  77        $  32     140.6           $ 200       $  76        163.2
Intersegment revenues ................      102           58      75.9             264         165         60.0
  Total revenues .....................    $ 179        $  90      98.9           $ 464       $ 241         92.5

Operating loss .......................    $ (72)       $ (75)      4.0           $(224)      $(215)        (4.2)
Net equity in earnings (losses) of
  unconsolidated  businesses..........    $  3         $ (2)       N/M           $   3       $   2         50.0
Segment net loss .....................    $ (39)       $ (50)     22.0           $(155)      $(121)       (28.1)


Reconciling items
Intersegment revenues ................    $ (176)      $ (118)     (49.2)        $ (518)     $ (321)      (61.4)
Operating income (loss) ..............    $ (53)       $   14       N/M          $ (395)     $  45         N/M
Net equity in earnings (losses) of
  unconsolidated  businesses
  (Note G)............................    $  (63)      $   --       N/M          $ (347)     $  --         N/M

Segment net income (loss).............    $  (8)        $ (30)      N/M          $ (416)     $ 120         N/M


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

                                            Gross        Gross
                                         Unrealized    Unrealized
                               Cost         gains        losses      Fair Value

  Investment in Qwest  ...    $3,500        $ --         $1,309        $2,191
  Other investments ......       132           9            --            141
      Total  .............    $3,632        $  9         $1,309        $2,332


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

 .
Note K - Supplemental Cash Flow Information

                                         Year-to-Date
                                      1999            1998
Cash Paid For:

   Income taxes ...............     $ 1,113         $ 1,285
   Interest ...................      $ 667           $ 572


Note L - Summary Financial Information for Equity Investees

The following table displays the summary unaudited financial information for our equity method businesses. These amounts are shown on a 100-percent basis.

                           Third Quarter     %          Year-to-Date       %
                          1999      1998   Change      1999     1998    Change
  Revenues  ..........  $1,386    $1,042    33.0     $3,826    $2,589    47.8
  Operating income ...  $  146    $   85    71.8     $  308    $  118   161.0
  Net loss ...........  $ (143)   $  (18)    N/M     $ (760)   $  (3)     N/M




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


Note P - Restatement of Second and Third Quarter 1999 Results

We have restated our consolidated financial statements for second and third quarter 1999 to revise the accounting treatment for a previously reported asset swap transaction. In June 1999, we executed a contract with Ericsson to replace infrastructure equipment, including switches, base stations and software, in 14 wireless markets. We entered into the agreement to improve network performance and to lay the foundation for migration of the network to Third Generation wireless (3G) and wireless Internet. We expect the conversion to be completed over a 12-month period beginning in December 1999.

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

We will continue to use the existing infrastructure equipment until the conversion process has been completed and accelerate the recognition of depreciation expense on these assets over their shortened remaining service life. As a result, additional depreciation expense of $37 ($21 after tax) was recorded for the third quarter and $49 ($28 after tax) for the year-to-date period.

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                              (Dollars In Millions)

The significant effects of the restatement are as follows:

                                   ------------------------------------    -----------------------------------
                                       For the Three Months Ended               For the Nine Months Ended
                                           September 30, 1999                      September 30, 1999
                                   ------------------------------------    -----------------------------------

                                    As previously                           As previously
                                      reported           As restated            reported        As restated

  Depreciation and amortization ...    $1,170             $1,207               $ 3,426          $ 3,475
  Total operating expenses.........    $4,711             $4,748               $13,579          $13,948
  Operating income.................    $1,711             $1,674               $ 4,964          $ 4,595
  Income before income taxes.......    $1,470             $1,436               $ 4,217          $ 3,866
  Provision for income taxes.......     $ 455             $ 442                $ 1,607          $ 1,471
  Net income.......................    $1,015             $ 994                $ 2,610          $ 2,395
  Earnings per share:
     Basic.........................     $ .54             $ .53                 $1.37            $1.26
     Diluted.......................     $ .53             $ .52                 $1.36            $1.25

  Total assets.....................   $41,919             $41,550
  Total shareholders' equity.......   $13,680             $13,465


                              BELLSOUTH CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in Millions, Except Per Share Amounts)

For a more complete understanding of our industry, the drivers of our business, and our current period results, you should read the following Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) in conjunction with the MD&A in our latest annual report on Form 10-K and previous quarterly reports on Form 10-Q and 10-Q/A.

-------------------------------------------------------------------------------
Consolidated Results of Operations
-------------------------------------------------------------------------------

Key financial and operating data for third quarter 1999 and 1998, and the respective year-to-date periods are as follows:

                                                  ----------------------- ------------ -- ------------------------- ----------
                                                      Third Quarter            %                Year-to-Date            %
                                                  -----------------------                 ----------- -------------

                                                     1999        1998       Change           1999         1998       Change
                                                  ----------- ----------- ------------ -- ----------- ------------- ----------
Revenues                                              $6,422      $5,865          9.5        $18,543      $ 16,955        9.4
------------------------------------------------- ----------- ----------- ------------ -- ----------- ------------- ----------
Expenses                                              $4,748      $4,402          7.9        $13,948      $ 12,604       10.7
------------------------------------------------- ----------- ----------- ------------ -- ----------- ------------- ----------
EBITDA (a)                                            $2,881      $2,574         11.9         $8,390        $7,579       10.4
------------------------------------------------- ----------- ----------- ------------
EBITDA margin                                          44.9%       43.9%      +100bps          45.2%         44.7%     +50bps
------------------------------------------------- ----------- ----------- ------------ -- ----------- ------------- ----------
Access line counts (000's):
   Switched access lines                              24,440      23,869          2.4
   Access line equivalents(b)                         18,349      13,470         36.2
     Total equivalent access lines                    42,789      37,339         14.6
------------------------------------------------- ----------- ----------- ------------ -- ----------- ------------- ----------
Digital and data services revenues                      $698       $ 534         30.7         $2,004       $ 1,493       34.2
------------------------------------------------- ----------- ----------- ------------ -- ----------- ------------- ----------
Convenience feature revenues                            $481       $ 428         12.4         $1,381       $ 1,175       17.5
------------------------------------------------- ----------- ----------- ------------
Access minutes of use (millions)                      27,858      26,438          5.4         82,310        77,760        5.9
----------------------------------------------------- ------- ----------- ------------ -- ----------- ------------- ----------
Proportionate wireless customers (000's):
------------------------------------------------- ----------- ----------- ------------
   Domestic(c)                                         5,135       4,423         16.1
   International(d)                                    5,163       2,933         76.0
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

-------------------------------------------------------------------------------
Overview
-------------------------------------------------------------------------------

Net income and earnings per share for third quarter and year-to-date 1999 and 1998 are as follows (all references to earnings per share are on a diluted basis):

                                                  ----------------------- ----------- --- ----------------------- ------------
                                                      Third Quarter           %                Year-to-Date            %
                                                  -----------------------                 -----------------------

                                                     1999        1998       Change           1999        1998       Change
                                                  ----------- ----------- -----------
As Reported:
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
  Net income                                            $994       $ 814        22.1       $ 2,395       $ 2,524        (5.1)
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
  Earnings per share                                   $ .52       $ .41        26.8       $   1.25       $ 1.27        (1.6)
------------------------------------------------- ----------- ----------- ---------- --- ----------- ----------- ------------
Normalized:
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
  Net income                                            $951       $ 814        16.8       $ 2,819       $ 2,428         16.1
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
  Earnings per share                                   $ .50       $ .41        22.0       $   1.47       $ 1.22         20.5
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------


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

Normalized results for the 1999 periods exclude the impacts of:

o A write-down of network equipment in our domestic wireless operations that decreased net income in the year-to-date period by $187 or $.10 per share. See Note P to the consolidated financial statements for further information;
o The devaluation of the Brazilian Real. Our share of the foreign currency losses in our Brazilian wireless properties reduced net income by $75 ($0.04 per share) and $355 ($0.18 per share), respectively, during the quarterly and year-to-date periods (these losses are included in Net Equity in Earnings (Losses) of Unconsolidated Businesses);
o The recognition of certain foreign investment tax credits generated in prior years, which increased net income by $95 ($0.05 per share); and
o The gain on sale of our 100% ownership interest in Honolulu Cellular, which increased net income by $23 ($0.01 per share).

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

------------------------------------------------- ----------------------- ----------- --- ----------------------- ------------
                                                      Third Quarter           %                Year-to-Date            %
                                                  -----------------------                 -----------------------
                                                     1999        1998       Change           1999        1998       Change
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Operating revenues:
   Local service                                      $2,747      $2,542         8.1          $8,113      $7,458          8.8
   Network access                                      1,200       1,147         4.6           3,578       3,458          3.5
   Long distance                                         158         180      (12.2)             461         532       (13.3)
   Other wireline                                        310         267        16.1             845         752         12.4
   Intersegment revenues                                  66          59        11.9             233         151         54.3
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
       Total operating revenues                       $4,481      $4,195         6.8         $13,230     $12,351          7.1
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Operating expenses                                    $3,043      $3,050       (0.2)         $ 8,989     $ 8,804          2.1
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Operating income                                      $1,438      $1,145        25.6         $ 4,241     $ 3,547         19.6
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Segment net income                                     $ 817       $ 667        22.5         $ 2,399     $ 1,994         20.3
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------

------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
EBITDA                                                $2,306      $1,992        15.8         $ 6,792     $ 6,056         12.2
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
EBITDA margin                                          51.5%       47.5%     +400bps           51.3%       49.0%  +230bps
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

-------------------------------------------------- ------------------------ ----------- -- ------------------------ -----------
                                                        Third Quarter           %               Year-to-Date            %
                                                   ------------------------                ------------------------
                                                      1999        1998        Change          1999        1998        Change
-------------------------------------------------- ----------- ------------ -----------
External revenues                                       $ 815        $ 702        16.1         $2,355       $2,018        16.7
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
Intersegment revenues                                       5            1         N/M             12            5         N/M
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
     Total operating revenues                           $ 820        $ 703        16.6         $2,367       $2,023        17.0
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
Operating expenses                                      $ 749        $ 599        25.0         $2,107       $1,734        21.5
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
Operating income                                         $ 71        $ 104      (31.7)          $ 260         $289      (10.0)
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
Net equity in earnings (losses) of
  unconsolidated businesses                               $36         $ 42      (14.3)           $108         $120      (10.0)
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
Segment net income                                        $55         $ 79      (30.4)           $186         $222      (16.2)
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------

-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
EBITDA                                                  $ 253        $ 237         6.8           $735         $672         9.4
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
EBITDA margin                                           30.9%        33.7%     -280bps          31.1%        33.2%     -210bps
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------

-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
Customers (a)                                           4,680        4,191        11.7
-------------------------------------------------- ----------- ------------ ----------- -- ----------- ------------ -----------
Average monthly revenue per customer (a)                  $51          $52       (1.9)            $51          $53       (3.8)
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

Depreciation and amortization
Depreciation and amortization increased $49 (36.8%) to $182 during third quarter 1999 and $92 (24.0%) to $475 year-to-date compared to the same 1998 periods. The increase was primarily attributable to acceleration of depreciation on network equipment that will be retired and replaced over the next 15 months, as well as higher levels of property, plant and equipment since September 30, 1998. The increased investment is the result of the build-out of PCS markets, expansion of the network related to growth in the customer base and deployment of digital cellular across all of our consolidated markets.

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

--------------------------------------------------- --------------------- ----------- --- ----------------------- ------------
                                                       Third Quarter          %                Year-to-Date            %
                                                    ---------------------                 -----------------------
                                                      1999       1998       Change           1999        1998       Change
--------------------------------------------------- --------- ----------- -----------
External revenues                                       $575        $514        11.9          $1,701      $1,450         17.3
--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------
Intersegment revenues                                      1          --         N/M               1          --          N/M
--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------
      Total operating revenues                          $576        $514        12.1          $1,702      $1,450         17.4
--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------
Operating expenses                                      $545        $472        15.5          $1,550      $1,292         20.0
--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------
Operating income                                         $31         $42      (26.2)            $152        $158        (3.8)
--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------
Net equity in earnings (losses) of
  unconsolidated businesses                            $ (3)         $ 2         N/M              $5       $(33)          N/M
--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------
Segment net income (loss)                                $ 9         $ 5        80.0             $39       $(22)          N/M
--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------

--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------
EBITDA                                                  $142       $ 138         2.9            $474        $405         17.0
--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------
EBITDA margin                                          24.7%       26.8%     -210bps           27.8%       27.9%       -10bps
--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------

--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------
Customers (a)                                          3,777       2,370        59.4
--------------------------------------------------- --------- ----------- ----------- --- ----------- ----------- ------------
Average monthly revenue per customer (a)                 $50         $69      (27.5)             $55         $71       (22.5)
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

Our operations in Brazil continue to be affected by weakness in the local economy while uncertainty surrounding government proposed economic reforms have weakened the local currency in recent months. We expect that our earnings will continue to be affected by foreign currency gains or losses associated with the US Dollar- denominated debt issued by our Brazilian businesses.

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

------------------------------------------------- ----------------------- ----------- --- ----------------------- ------------
                                                      Third Quarter           %                Year-to-Date            %
                                                  -----------------------                 -----------------------
                                                     1999        1998       Change           1999        1998       Change
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
External revenues                                       $540        $481        12.3          $1,290      $1,211          6.5
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Intersegment revenues                                      2          --         N/M               8          --          N/M
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Total operating revenues                                $542        $481        12.7          $1,298      $1,211          7.2
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Operating expenses                                      $283        $248        14.1            $737        $684          7.7
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Operating income                                        $259        $233        11.2            $561        $527          6.5
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Net equity in earnings (losses) of
  unconsolidated businesses                              $ 1         $--         N/M           $ (4)        $ --          N/M
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
Segment net income                                      $160        $143        11.9            $342        $331          3.3
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------

------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
EBITDA                                                  $269        $239        12.6            $584        $545          7.2
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------
EBITDA margin                                          49.6%       49.7%      -10bps           45.0%       45.0%           --
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

------------------------------------------------- ----------------------- ------------- -- -------------------------- -------------
                                                      Third Quarter            %                 Year-to-Date              %
                                                  -----------------------                  --------------------------
                                                     1999        1998        Change            1999         1998         Change
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ -------------
External revenues                                        $77         $32         140.6            $ 200         $ 76         163.2
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ -------------
Intersegment revenues                                    102          58          75.9              264          165          60.0
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ -------------
Total operating revenues                                $179         $90          98.9            $ 464        $ 241          92.5
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ -------------
Operating expenses                                      $251        $165          52.1            $ 688        $ 456          50.5
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ -------------
Operating loss                                         $(72)       $(75)           4.0           $(224)       $(215)         (3.7)
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ -------------
Net equity in earnings (losses) of
  unconsolidated businesses                              $ 3        $(2)           N/M             $  3         $  2          50.0
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ -------------
Segment net loss                                       $(39)       $(50)          22.0           $(155)      $ (121)        (28.1)
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ -------------

------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ -------------
EBITDA                                                 $(37)       $(47)          21.3           $(125)       $(147)          15.0
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ -------------
EBITDA margin                                        (20.7%)     (52.2%)           N/M          (26.9%)      (61.4%)           N/M
------------------------------------------------- ----------- ----------- ------------- -- ------------- ------------ -------------

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


-------------------------------------------------------------------------------
Other Nonoperating Items
-------------------------------------------------------------------------------

------------------------------------------------- ----------------------- ----------- --- ----------------------- ------------
                                                      Third Quarter           %                Year-to-Date            %
                                                  -----------------------                 -----------------------
                                                     1999        1998       Change           1999        1998       Change
------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------

Provision for Asset Impairment                            $-          $-           -            $320          $-          N/M
Interest Expense                                         266         218        22.0             737         611         20.6
Gain on Sale of Operations                                39          --          --              55         155          N/M
Net Equity in Earnings (Losses) of
  Unconsolidated Businesses                             (26)          42         N/M           (235)          89          N/M
Other Income, net                                         15          31         N/M             188         130          N/M
Provision for Income Taxes                               442         504      (12.3)           1,471       1,590        (7.5)

------------------------------------------------- ----------- ----------- ----------- --- ----------- ----------- ------------

Provision for asset impairment
This non-cash charge is the result of an asset write-down effective June 1999 related to network equipment in our domestic wireless operations. For more information, see Note P to the consolidated financial statements.

Interest expense
Higher interest expense in 1999 is attributable to higher average debt balances in the quarter and year-to-date periods relative to the 1998 periods and a higher proportion of capitalized interest in the 1998 periods. The higher debt balances in third quarter 1999 are the result of commercial paper borrowings associated with the financing of our investment in Qwest. We also capitalized a greater proportion of our interest in 1998 due to our start-up investments in Brazil. Our average debt balances were as follows:

------------------------------------------------- ----------------------- ----------- --- ----------------------- ------------
                                                      Third Quarter           %                Year-to-Date            %
                                                  -----------------------                 -----------------------
                                                     1999        1998       Change           1999        1998       Change
------------------------------------------------- ----------- ----------- -----------     ----------- ----------- ------------
Average short-term debt balance                      $ 7,361     $ 2,973       147.6         $ 5,804     $ 3,289         76.5
------------------------------------------------- ----------- ----------- -----------     ----------- ----------- ------------
Average long-term debt balance                       $ 8,620     $ 8,743       (1.4)         $ 8,531     $ 8,050          6.0
------------------------------------------------- ----------- ----------- -----------     ----------- ----------- ------------
 Total average debt balance                          $15,981     $11,716        36.4         $14,335     $11,339         26.4
------------------------------------------------- ----------- ----------- -----------     ----------- ----------- ------------

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

Other income, net
Other income, net includes interest income, gains/losses on disposition of assets, foreign currency gains/losses and miscellaneous nonoperating income. The decrease of $16 from third quarter 1998 is attributable to higher minority interest expense related to our less-than-100-percent owned subsidiaries and decreased interest income due to lower average cash balances. These decreases were partially offset by miscellaneous nonoperating items.

For the year-to-date period, the increase of $58 over 1998 is attributable to increases in other nonoperating items in the 1999 period. Partially offsetting these increases were higher minority interest expense related to our less-than-100-percent-owned subsidiaries, decreased interest income due to lower average cash balances and lower net foreign exchange gains in our consolidated international businesses.

Provision for income taxes
The provision for income taxes decreased $62 quarter-over-quarter and $119 on a year-to-date comparative basis. The effective tax rate for third quarter 1999 was 30.8% compared to 38.2% in third quarter 1998. The decrease is due primarily to the recognition of foreign investment tax credits offset by higher equity losses from unconsolidated businesses driven by foreign exchange losses recorded at our Brazilian operations during third quarter 1999. Excluding these items, our effective rate for third quarter 1999 was 36.8%. The effective rate was further reduced by a change in the mix of income among taxing jurisdictions.

For the year-to-date period, the effective tax rate was 38.0% compared to 38.6% in 1998. The effective tax rate was significantly impacted by higher equity in losses driven by foreign currency losses recorded at our unconsolidated Brazilian businesses during the first and third quarters of 1999, as well as the recognition of foreign investment tax credits in third quarter 1999. Excluding the effect of these items, our effective rate for the 1999 year-to-date period was 37.6%. The lower effective rate for the year-to-date period is due to a change in the mix of income among taxing jurisdictions.


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

Net cash provided by (used for):
------------------------- ----------- ------------ -----------------------------
                             1999          1998            Change
                          ----------- ------------ -----------------------------

Operating activities....    $6,471       $5,896       $575          9.8%
Investing activities....   $(8,254)     $(4,741)    $(3,513)       (74.1)%
Financing activities....    $(342)      $(1,336)      $994          74.4%

------------------------- ----------- ------------ -----------------------------

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

Our debt to total capitalization ratio was 54.4% at September 30, 1999 compared to 43.0% at December 31, 1998. The increase is a function of increases in short-term debt attributable to higher net borrowings of commercial paper and the reduction in shareholders' equity, driven primarily by the effect of our stock buyback program.

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

FCC Announcement on Universal Service
On October 21, 1999 the FCC announced a new universal service mechanism for non-rural carriers serving high-cost areas to ensure that customers in those areas receive telephone service at affordable rates. We expect to receive support for service to residents in Alabama, Kentucky and Mississippi. Although the FCC has not yet issued the formal order and thus the details are not known, we do not believe the net financial effect of the new arrangement will be material.

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