Form 10-K
period 1999-12-31
BELLSOUTH CORP
filed 2000-03-02
CIK 732713

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

COMMISSION FILE NUMBER 1-8607

BELLSOUTH CORPORATION

A GEORGIA CORPORATION	I.R.S. EMPLOYER NO. 58-1533433

1155 Peachtree Street, N.E., Room 15G03, Atlanta, Georgia 30309-3610
Telephone number 404 249-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS Common Stock (par value $1 per share) and Preferred Stock Purchase Rights	NAME OF EACH EXCHANGE ON WHICH REGISTERED New York, Boston, Chicago, Pacific and Philadelphia Stock Exchanges
Support Obligations for 7.12% Debentures due 2097 and 7 3/8% Quarterly Interest Bonds due 2039 of BellSouth Capital Funding Corporation	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

    None.

At February 1, 2000, 1,881,843,977 shares of Common Stock and Preferred Stock Purchase Rights were outstanding.

At February 1, 2000, the aggregate market value of the voting stock held by nonaffiliates was $88,329,992,592.

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

Portions of the registrant's definitive proxy statement dated March 13, 2000, issued in connection with the 2000 annual meeting of shareholders (Part III).

PART III
10. Directors and Executive Officers of the Registrant	67
11. Executive Compensation	67
12. Security Ownership of Certain Beneficial Owners and Management	67
13. Certain Relationships and Related Transactions	67
PART IV
14. Exhibits, Financial Statement Schedules and Reports on Form 8-K	67
Signatures	71
Consent of Independent Accountants	72

*
Included in BellSouth Corporation's definitive proxy statement dated March 13, 2000 and incorporated herein by reference.

PART I

Cautionary Language Concerning Forward-Looking Statements

In addition to historical information, this document contains forward-looking statements regarding events and financial trends that may affect our future operating results, financial position and cash flows. These statements are based on our assumptions and estimates and are subject to risks and uncertainties. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

Factors that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

  •
  a change in economic conditions in domestic or international markets where we operate or have material investments which would affect demand for our services;

  •
  the intensity of competitive activity and its resulting impact on pricing strategies and product offerings;

  •
  protracted delay in our entry into the interLATA long distance market;

  •
  higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;

  •
  unanticipated higher capital spending from, or delays in, the deployment of new technologies; and

  •
  unsatisfactory results in regulatory actions including access reform, universal service, terms of interconnection, unbundled network elements and resale rates.

This list of cautionary statements is not exhaustive. These and other developments could cause our actual results to differ materially from those forecast or implied in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which are current only as of the date of this filing. We have no obligation, and we do not intend, to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

BUSINESS

GENERAL

In this document, BellSouth Corporation and its subsidiaries are referred to as "we" or "BellSouth".

We are a $25 billion communications company serving more than 37 million customers in 20 countries. We provide on our wireline network local, long distance and network access services for voice communications, digital and data services, cable and digital TV and advertising services. We also market e-commerce services, web design and hosting and Internet access to residential, business and institutional customers of all sizes. We are one of the world's largest wireless communications companies, providing local and long distance, voice and data communications services to more than 11 million customers in major markets throughout the US and in key growth areas around the world. With one of the largest shareholder bases in America, we have assets of more than $43 billion and employ more than 96,000 individuals. Our principal executive offices are located at 1155 Peachtree Street, N.E., Atlanta, Georgia 30309-3610 (telephone number 404 249-2000). We are incorporated under the laws of the State of Georgia.

We were incorporated and became a publicly traded company in December 1983 as a result of the breakup of The Bell System. The breakup also created several other local exchange companies, which are referred to as "Baby Bells" in this document. From 1983 through 1996, the services which we and the other Baby Bells could offer were governed by the settlement terms of the antitrust suit which led to the breakup of The Bell System. Under the terms of that settlement, we could provide local exchange, network access, information access and long distance telecommunications services within assigned geographical territories, termed "Local Access and Transport Areas" (LATAs). Although prohibited from providing wireline service between LATAs, we were allowed to provide network access services that linked our customers' telephone or other equipment in one of our LATAs to the transmission facilities of other, nonaffiliated carriers, which provided telecommunications services between LATAs.

The Telecommunications Act of 1996 (the 1996 Act) superseded the governing terms of the 1983 settlement and provides for the development of competition in local telecommunications markets and the conditions under which the Baby Bells can provide interLATA wireline telecommunications and other services. Our ability to enter businesses previously proscribed to us by the terms of the 1983 settlement is, however, subject to compliance with the regulations of the 1996 Act and the Federal Communications Commission (FCC).

We are subject to increasing competition in all areas of our business. Regulatory, legislative and judicial actions and technological developments have expanded the types of available services and products and the number of companies that may offer them. Increasingly, this competition is from large companies and joint ventures that have substantial capital, technological and marketing resources and are subject to less regulatory constraints.

We have developed three key strategies that govern our business decisions in the increasingly competitive telecommunications industry.

COMMUNICATIONS LEADERSHIP. Grow by solidifying our company as the leading choice of customers for an expanding array of voice, data, Internet, video and advertising services, and meeting their national needs through organic expansion and teaming arrangements with other companies.

DOMESTIC WIRELESS STRATEGY. Grow the domestic wireless business profitably, emphasizing strong in-region synergies to develop customers and meeting their national needs through nationwide roaming agreements.

INTERNATIONAL STRATEGY. Expand and diversify the existing operations.

We market domestic and many international services and products under the BellSouth brand name to give them a clear, consistent identity in the marketplace. We believe that the BellSouth brand name is widely recognized and held in high esteem by our customers. A primary marketing strategy is to enhance the recognition and reputation of this brand throughout our service territory by jointly marketing our services and products with special attention to each customer base. Our goal is for the BellSouth brand name to be synonymous with quality service and state-of-the-art technology. We advertise in the various media in our territory, in connection with major events, such as the Super Bowl, PGA tournaments, Atlanta Braves baseball games and NASCAR events, and through affiliations with several professional and collegiate sports organizations, which offer us a broad platform to showcase our services and products.

WIRELINE COMMUNICATIONS

BUSINESS OPERATIONS

GENERAL

BellSouth Telecommunications, Inc. (BST) is the predominant telephone service provider in the southeastern US serving substantial portions of the population within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BST provides wireline communications services, including local exchange, network access and intraLATA long distance services. BST generated 69% of our total operating revenues for 1999, 71% for 1998 and 74% for 1997. Total equivalent access lines, which include traditional switched access lines as well as digital and data transmission lines, increased 15.7% over the prior year to 44,852,000 at December 31, 1999. This growth is attributable to increasing demand for high-capacity digital and data services, continued economic expansion in the region and secondary access lines ordered by existing customers.

While BST provides telephone service to the majority of the metropolitan areas in its region, there are many localities and some sizable geographic areas within the region that are served by nonaffiliated telephone providers. In addition, BST is facing increasing competition for local and intraLATA business customers, and to a lesser extent, residential customers, within its territory from both wireless and competing wireline telephone companies and cable television operators.

BST has organized its marketing efforts to parallel its four major customer bases: consumer, small business, large business and interconnection services.

  •
  Consumer. This group serves the largest segment of the market within our region, the residential customer. While traditional telephone service remains the core of this market, customer demands are rapidly broadening to include an expanded range of services, from convenience features such as Caller ID, Call Forwarding and Voice Mail, to additional lines, dial-up access to the Internet, high-speed connectivity through digital subscriber lines and video services.

  •
  Small Business. Our small business services group focuses on providing advanced voice, data and networking solutions to small and medium-sized businesses. We offer a full complement of voice and enhanced services to this target market as well as specific solutions for meeting the increasing demand for Internet and other data services.

  •
  Large Business. Our BellSouth Business Systems group provides a full range of highly specialized services and products to large and complex business customers. In addition to telephone lines, product and service offerings to these customers include Internet access, private networks, high-speed data transmission, conferencing and industry-specific communications configurations. We are also meeting big business' electronic commerce requirements with products and services such as frame relay services, web hosting and Internet/intranet connectivity.

  •
  Interconnection Services. This unit markets interconnection to BST's network and other related wholesale services to our competitors in the retail markets. The unit markets to both affiliated and nonaffiliated customers in six carrier markets: wireless service providers, competitive local exchange carriers (CLECs), competitive switched and special access providers, long distance carriers, information service providers and public payphone service providers. Other services provided to these carriers include voice, data and video transmission, as well as advanced products, transport, interconnection and vertical services.

Customers in all the above categories are increasingly demanding bundled offerings of two or more of our service offerings, and we offer a wide array of communications services consisting of combinations and prices responsive to our customers' needs.

LOCAL SERVICE

Local service revenues accounted for approximately 43% of our total operating revenues in 1999 and 1998, and 44% in 1997. Local service operations provide lines from telephone exchange offices to customers' premises for the origination and termination of telecommunications, including the following:

  •
  basic dial-tone local telephone service provided through the regular switched network;

  •
  dedicated private line facilities for voice and special services, such as transport of data and video;

  •
  switching services for customers' internal communications through BST's facilities;

  •
  services for data transport that include managing and configuring special service networks; and

  •
  dedicated low- or high-capacity public or private digital networks.

BST also offers various convenience features, such as Caller ID, Call Waiting, Call Return and 3-Way Calling on a monthly subscription or per-use basis. Additional local service revenues are derived from charges for inside wire maintenance contracts, voice messaging services, information and directory assistance and public payphone services.

NETWORK ACCESS

BST provides network access and interconnection services by connecting the equipment and facilities of its subscribers with the communications networks of long distance carriers, CLECs, competitive switched and special access providers, and wireless providers. These connections are provided by linking these carriers and subscribers through BST's public switched network or through dedicated private lines furnished by BST.

Network access charges, which are payable by long distance carriers, CLECs, wireless providers (including BellSouth's wireless service business) and end-user subscribers, provided approximately 19% of total operating revenues for 1999, 20% for 1998 and 22% for 1997. Historically, network access charges paid by long distance carriers have been structured so that they subsidize the cost of providing local residential service to rural and other high-cost areas. In recent years, however, the FCC has modified this structure significantly to reduce the subsidy. (See "Regulation—Network Access.")

LONG DISTANCE

IntraLATA long distance services provided approximately 2% of total operating revenues for 1999, 3% for 1998 and 4% for 1997. These services include the following: service beyond the local calling area; Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand; and special services, such as transport of data and video. These revenues have decreased as competition for such customers has intensified and as more customers have subscribed to wider local area calling plans offered by BST. Long distance revenues from intraLATA calls are expected to continue to decline. Domestic wireless long distance service revenues are included in our domestic wireless segment and are not included here.

DIGITAL AND DATA

A key driver in BST's growth in local service and network access revenues is the provision of digital and data services to all of its customer groups. Revenues from these services were $2.7 billion for 1999, $2.0 billion for 1998 and $1.4 billion for 1997, and, depending on the type of service provided, are recorded as local, access, long distance or other wireline revenues. These services and products are provided primarily over non-switched access lines that typically have significantly greater capacity per line than a traditional switched access line. These lines are well suited for high-capacity applications that previously could not be provided over traditional switched access lines. Uses of these lines include bulk data transmission, video conferencing, automated teller machines, check/credit card authentication, multimedia and interconnection with wireless networks.

We believe that the data telecommunications business will eventually become substantially larger than the traditional voice telephony market, and that we will have to expand significantly operations in the data communications market. Data communications provided over wireline facilities, however, are generally subject to the same laws and regulations as fixed line voice communications.

We have continuously updated our network with new advances in digital technology. Our deployment of ATM (asynchronous transfer mode) based broadband services and existing fiber-to-the-curb (FTTC) systems enables us to provide high-speed Internet access and entertainment services. ATM technology is a packet-switched technology using ATM switches and fiber optics to simultaneously transport voice, data, imaging and video data. We have deployed nearly 400 Frame Relay and ATM switches throughout the southeastern US.

Since 1995, fiber optics has been our technology of choice for servicing new housing developments. Currently, 95 percent of our customers in our top 30 markets and 85 percent of all customers are within 12,000 feet of fiber. Nearly 500,000 homes are now served by FTTC systems. Of these, some 200,000 will have access to high-speed Internet services provided by an integrated fiber-in-the-loop architecture (IFITL), which we began deploying in Atlanta and South Florida during 1999. Integrated fiber also enables the delivery of 70 channels of analog TV and 160 channels of digital entertainment in Atlanta and South Florida.

We have deployed ADSL (asymmetrical digital subscriber line) which provides Internet access speeds up to 1.5 Mbps (Megabits per second), 30 times faster than today's fastest dial-up modems. We offer ADSL in

31 markets and ended 1999 with 30,000 customers. Access is currently available to over 7 million access lines and we plan to increase this to 11.5 million by the end of 2000. In January 2000, we began offering a self-install kit for ADSL in seven cities and announced a partnership with Darwin Networks to expand ADSL offerings to additional areas in the southeastern US.

OTHER WIRELINE

Other wireline revenues accounted for approximately 5% of total operating revenues for 1999, 4% for 1998 and 5% for 1997. Other wireline revenues are comprised primarily of charges for billing and collection services for long distance carriers, customer premises equipment sales and maintenance services, provision of unbundled network elements to competitors, enhanced consumer white pages listings and interconnection to unaffiliated wireless carriers.

Other wireline also includes BellSouth.net's Internet service offerings of dial-up and dedicated Internet and intranet connections to consumers and businesses. This service is deployed on local Internet Protocol (IP) networks across the southeastern US. Customers are provided with a variety of public-switched and dedicated IP networking capabilities to meet their data communications, electronic commerce, web design and hosting and customer network management needs. BellSouth provided Internet services to approximately 680,000 customers at December 31, 1999. We expect continued strong growth associated with our alliance with MyWay.com, an Internet portal operated by CMGI.

REGULATION

LOCAL SERVICE

BST is subject to regulation of its local services by a state authority in each state where it provides intrastate telecommunications services. Such regulation covers prices, services, competition and other issues.

Traditionally, BST's rates were set at levels that were anticipated to generate revenues sufficient to cover allowed expenses and to provide an opportunity to earn a fair rate of return on capital investment. Such a regulatory structure, generally known as rate of return regulation, was acceptable in a less competitive era. However, the regulatory processes have changed in response to the increasingly competitive telecommunications environment.

Under the first generation of alternative regulation, generally known as incentive regulation, economic incentives were provided to lower costs and increase productivity through the potential availability of "shared" earnings over a benchmark rate of return. Generally, when levels above targeted returns were reached, earnings were "shared" by providing refunds or price reductions to customers.

Under the next generation of alternative regulation, generally known as price regulation, the state regulatory commissions or state legislatures established maximum prices that could be charged for certain telecommunications services. While such plans limit the amount of increases in prices for specified services, they enhance BST's ability to adjust prices and service options to respond more effectively to changing market conditions and competition and provide an opportunity to benefit more fully from productivity enhancements. The majority of these plans have price cap provisions in effect on basic local exchange services during the early years with provisions for inflation-based price increases in later years.

While some plans are not subject to either review or renewal, other plans contain specified termination dates and/or review periods. The plans in Kentucky, Louisiana and Mississippi were reviewed in 1999. In Kentucky, the review resulted in our proposing certain changes to the existing plan that remain under consideration by the Commission. In Louisiana, the existing plan was extended and the cap on interconnection services was extended from 3 to 5 years. In Mississippi, the review did not result in any changes to the existing plan. We expect that the plan in North Carolina will be reviewed prior to June 2002. Upon review or renewal, a regulatory commission could require substantial modifications to prices and other terms of these plans.

NETWORK ACCESS

The FCC regulates rates and other aspects of interstate network access services through its price cap and access charge rules. State regulatory commissions have jurisdiction over the provision of network access to the long distance carriers to complete intrastate telecommunications.

Historically, network access charges paid by long distance carriers have been set at levels that subsidize the cost of providing local residential service. The 1996 Act requires that the FCC identify the local service subsidy implicitly provided by such network access charges, provide for the removal of such subsidy from network access rates, arrange for a Universal Service Fund to ensure the continuation of service to high-cost, low-income service areas, and develop the arrangements for payments into that fund by all carriers.

Price Caps

The FCC's price cap plan limits aggregate price changes to the rate of inflation minus a productivity offset, plus or minus other cost changes recognized by the FCC. In May 1997, the FCC adopted orders regarding revisions to the price cap plan, access charge reform and the establishment of the Universal Service Fund. The orders on the price cap plan and access charge reform resulted in access rate reductions related to per-minute-of-use charges and increases to per-line charges. BST has been pricing its services based on a 6.5% productivity factor, which means that price increases could only occur to the extent that the Gross Domestic Product Price Index of the US (the Index) increased by greater than 6.5% over an annual period. If the Index increases by less than 6.5%, BST would reduce prices. Interstate prices have been decreasing over the last few years as a result of low inflation in the US economy.

In May 1999, the United States Court of Appeals for the District of Columbia Circuit overturned the FCC's order establishing the 6.5% productivity factor and remanded the matter to the FCC. In November 1999, the FCC initiated a rulemaking proceeding to review the 6.5% productivity factor. Any changes to the productivity factor would affect the rate of annual price changes for interstate access, and any increase in this factor would result in reductions of network access charges paid to BellSouth by long distance carriers, subscribers or both.

Access Charge Reform

The FCC's 1997 network access charge reform order resulted in several changes to the existing interstate network access rate structure. The reforms are designed to move network access charges, over time, to more economically efficient levels and to create more efficient rate structures. Non-traffic-sensitive costs, that were previously recovered on a per-minute-of-use basis, were changed to be recovered on a flat-rate, per-line basis. As part of this plan, subscriber line charges (SLCs) were increased. In addition, a new presubscribed long distance carrier charge (PICC) was established during 1998 and is charged to long distance carriers for recovery of non-traffic-sensitive costs not recovered through SLCs. As SLC and PICC levels are increased over time, usage charges are reduced. These charges were established for primary residence and single-line business access lines, non-primary residence access lines and multi-line business access lines. We believe that the net effect of these changes has been substantially revenue-neutral.

Universal Service

The universal service order established new funding mechanisms for high-cost, low-income service areas. BST began contributing to the new funds on January 1, 1998 and is allowed recovery of its contributions through increased interstate charges.

In October 1999, the FCC announced the details of its universal service mechanism for non-rural carriers serving high-cost areas to ensure that customers in those areas receive telephone service at affordable rates. We expect to receive support for service to residents in Alabama, Kentucky, Mississippi and South Carolina. We believe the net financial effect of the new arrangement will not be material.

The order established significant discounts to be provided to eligible schools and libraries for all telecommunications services, internal connections and Internet access. It also established support for rural health care providers so that they may pay rates comparable to those that urban health care providers pay for similar services. Industry-wide annual costs of the program, estimated at approximately $2.3 billion, are to be funded out of the Universal Service Fund. Local and long distance carriers' contributions to the education and health care funds would be assessed by the fund administrator on the basis of their interstate end-user revenues.

INTERLATA LONG DISTANCE SERVICE

As a result of the 1996 Act, BellSouth and the other Baby Bells are freed from the judicial restrictions of the 1983 settlement that generally prohibited the provision of interLATA long distance communications throughout their wireline service territories and elsewhere. However, the 1996 Act established new restrictions on providing interLATA long distance communications in our wireline service area and procedures for the removal of the new restrictions. These companies may apply to the FCC on a state-by-state basis to offer in-region interLATA wireline service, and the FCC must act on each such application within 90 days. The FCC must grant such application if it determines that the applicant:

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

We believe that, in order to remain competitive, we must aggressively pursue a corporate strategy of expanding service offerings beyond our traditional businesses and markets. These offerings include interLATA voice, information and data communications. We plan to begin offering interLATA wireline service in each of our southeastern US states as soon as the FCC approves our application for each state. We have received favorable determinations from the regulatory commissions in Louisiana, Mississippi and South Carolina, but the FCC has rejected our applications to provide in-region interLATA service.

During December 1999, the FCC approved Bell Atlantic's request to enter the long-distance market in New York, making it the first Baby Bell to obtain interLATA relief in any state. We are currently conducting third-party tests of our operations support systems in Georgia and expect to submit to the FCC in the second quarter of 2000 a petition to offer interLATA long-distance service in that state. In addition, the Florida Public Service Commission in December 1999 approved a third-party testing plan for our systems in Florida that we expect to be completed by mid-2000.

We have a three-pronged approach to gain authorization to provide in-region interLATA service: (a) continue to modify our facilities and operations support systems to facilitate competition and aggressively seek approvals from the FCC and state commissions; (b) seek judicial review of adverse decisions, which we believe to be erroneous; and (c) participate in actions by Congress to urge the FCC to implement the 1996 Act in a timely fashion. Because of the scrutiny of interLATA applications by the FCC and the Justice Department, the time required to obtain judicial review of adverse decisions, and the possible challenges by other carriers of any approved applications or proposed or enacted legislation, it is uncertain when we will be authorized to commence interLATA service over our wireline network.

QWEST RELATIONSHIP

In April 1999, we formed a strategic commercial relationship with Qwest Communications International Inc. to facilitate the offering of a full set of integrated digital data, image and voice communications services to our business customers. Under the agreement, we immediately began the coordinated marketing of our respective services, with Qwest offering its full portfolio of data networking, Internet and voice services, including the interLATA long distance component, and with us offering a full complement of local networking services. Once we are allowed to provide interLATA long distance service, we will jointly develop and deliver a comprehensive set of end-to-end high-speed data, image and voice communications services to business customers, with a heavy emphasis on broadband and Internet-based services. In addition, we bought a 10 percent equity stake in Qwest as a part of this arrangement.

Since the date of this agreement, Qwest and US West have agreed to merge, with the result that Qwest will be required to divest its interLATA assets and cease providing interLATA service in US West's 14-state service territory until the combined companies achieve interLATA relief. We and Qwest are exploring arrangements for a third party to assume the obligations of Qwest with respect to the provision of interLATA service in US West's 14-state service territory to the extent Qwest is prohibited from continuing to provide such service as a result of the Qwest-US West merger.

COMPETITION

LOCAL SERVICE

The 1996 Act requires the elimination of state legislative and regulatory barriers to competition for local telephone service, subject only to competitively neutral requirements to preserve and advance universal service, protect the public safety and welfare, maintain the quality of telecommunications services and safeguard the rights of customers. The 1996 Act also includes requirements that incumbent local exchange carriers (ILECs), such as BST, negotiate with other carriers for interconnection, provide UNEs (unbundled network elements), pay access fees for local calls terminating on the network of a carrier other than the originating carrier, resell telecommunications services and charge for collocation of equipment in ILEC facilities. If a negotiated agreement cannot be reached, either party may seek arbitration with the state regulatory authority or the FCC if the state fails to act. If UNE rates are disputed, the arbitrator must set rates based on cost, which may include a reasonable profit. ILECs are also required to negotiate to provide their retail services at wholesale rates for the purpose of resale by competing carriers. If agreement cannot be reached, the arbitrator must set the wholesale rates at the ILEC's retail rates, less costs that are avoided. BST has executed numerous interconnection or resale agreements with such carriers. Many of these agreements expired during 1999 and are being renegotiated. At December 31, 1999, BST has provisioned approximately 665,000 equivalent access lines to such carriers for resale, an increase of 145,000 since December 31, 1998.

The state public service commissions to which BST is subject have granted numerous CLEC applications for authority to offer local telephone service. As a result, substantial competition has developed for BST's business customers, which provide a greater concentration of higher margin revenues than its residential customers. Competitors include major carriers which resell BST's local services, use UNEs or provide services over their own facilities.

An increasing number of voice and data communications networks utilizing fiber optic lines have been and are being constructed by telecommunications providers in all major metropolitan areas throughout BST's wireline service territory. These networks offer certain high-volume users a competitive alternative to BST's public and private line offerings. Furthermore, wireless services, such as cellular, personal communications service (PCS) and paging services, and Internet services (including all of such services of BellSouth) increasingly compete with wireline communications services. Such wireless services are provided by a number of well-capitalized entities in most of our markets.

As technological and regulatory developments make it more feasible for cable television networks to carry data and voice communications, BST will face increased competition within its region from cable television ventures. AT&T has purchased extensive cable systems and has announced plans to upgrade those systems to offer two-way telephony services. AT&T has also formed joint ventures and announced plans to expand this initiative with other cable television companies to provide telephony nationwide.

FCC Interconnection Order

In connection with the requirements of the 1996 Act, in August 1996, the FCC released an order adopting rules governing interconnection and related matters. With regard to setting the price of interconnection between ILECs and other carriers, the FCC has jurisdiction to set pricing standards to be implemented by the state commissions. The FCC has prescribed a forward-looking economic cost approach for pricing interconnection and unbundled network elements. That methodology is under review by the US Court of Appeals for the Eighth Circuit.

Access to proprietary network elements can be required only when necessary or, in the case of a non-proprietary element, when the failure to provide access would impair the ability of the requesting carrier to provide services. The FCC has issued an order adopting a revised list of network elements that ILECs must make available to competitors.

The FCC's list, together with its regulations prohibiting ILECs from separating currently combined elements, means that ILECs will be required to provide certain combinations of network elements that competitors may substitute for certain higher priced ILEC services. This substitution could lead to further increases in competition for certain local exchange access services and materially reduce ILEC's access charge revenues. The FCC determined that, for an interim period, it would not apply these new rules to allow the substitution of certain network elements for special access services, and announced that it will conduct a further inquiry into the use of network element combinations to provide certain special access services.

The FCC's revised list does not, however, require ILECs to make certain network elements used to provide advanced data services available to competitors, except in very limited circumstances. This outcome reduces a disincentive to ILEC investment in these rapidly expanding services.

The FCC has adopted an "all elements" rule, which allows competing carriers to provide local telephone service relying solely on the elements in an ILEC's network, and has refused to impose a requirement of facility ownership on carriers that seek to lease network elements. The FCC has also forbidden ILECs from separating already combined network elements before leasing them to a CLEC and adopted a "pick and choose" rule which requires that ILECs make available to requesting CLECs contractual provisions, including related rates and terms, contained in any other agreements that have been previously approved by the state commission for that same state. Exceptions are allowed when the ILEC can prove to the state commission that providing the particular item requested is either more costly than providing it to the original carrier or is technically infeasible. These rulings may make it easier for a CLEC to compete with BellSouth.

In complying with the technical requirements of interconnection, BST is incurring, and expects to continue to incur, significant costs associated with the facilitation of interconnection. BST incurred approximately $416 million of costs associated with these efforts in 1999. Of this amount, approximately $295 million was expensed as incurred, and the remainder was capitalized. Total costs incurred through December 31, 1999 were approximately $1.1 billion.

In May 1998, the FCC adopted an order that will allow telecommunications carriers, such as BST, to recover over five years their carrier-specific costs of implementing long-term number portability, which allows customers to retain their local telephone numbers in the event they change local carriers. The order allows for such cost recovery in the form of a surcharge from customers to whom number portability is available. The surcharge began during second quarter 1999. It remains unclear to what degree, if any, BST will be compensated for the noncarrier-specific costs of interconnection.

Federal and state policies strongly favor further changes to the networks and business operations of ILECs to encourage local service competition, and regulators have stated that such changes must be made before they will allow the Baby Bells to provide interLATA long distance services within their local service territories. Therefore, we expect that local service competition will steadily increase. While competition for local service revenues could adversely affect our results of operations, we are working to support the opening of local markets to competition by facilitating interconnection of our facilities and systems with those of CLECs. These actions, among other things, should allow us to qualify to offer in-region interLATA service as contemplated in the 1996 Act. (See "Regulation—InterLATA Long Distance Service".)

NETWORK ACCESS

FCC rules require BST to offer expanded interconnection for interstate special and switched network access transport. As a result, BST must permit competitive carriers and customers to terminate their transmission lines on BST's facilities in its central office buildings and other locations through collocation arrangements. The effects of the rules are to increase competition for network access transport. Furthermore, long distance carriers are increasingly connecting their lines directly to their customers' facilities, bypassing BST's networks and thereby avoiding network access charges entirely. In addition, commercial applications of Internet telephony are being developed. This medium could attract substantial interLATA traffic because of its lower cost structure, due to the fact that FCC rules do not currently impose access charges on most Internet communications.

LONG DISTANCE

A number of companies compete with BST in its nine-state region for intraLATA long distance business by reselling long distance services obtained at bulk rates from BST or providing long distance services over their own facilities. Effective February 1999, BST has implemented 1+ dialing parity in the last of the nine states in its region. This feature allows customers to choose a competing interLATA long distance carrier without having to dial a special access code.

The 1996 Act permits Baby Bells to offer interLATA long distance service outside of the states containing their local wireline service territories. These and other carriers have announced plans to compete for such interLATA long distance service in BST's territory. AT&T, MCI WorldCom, Sprint and a number of other carriers, including other Baby Bells, currently provide long distance service to our local service customers.

FRANCHISES AND LICENSES

BST's local exchange business is typically provided under certificates of public convenience and necessity granted pursuant to state statutes and public interest findings of the various public utility commissions of the states in which BST does business. These certificates provide for franchises of indefinite duration, subject to the maintenance of satisfactory service at reasonable rates. The 1996 Act provides that these franchises be non-exclusive.

DOMESTIC WIRELESS

BUSINESS OPERATIONS

We are one of the largest wireless communications providers in the United States, with operations primarily in our wireline service territory. We have cellular and personal communications service (PCS) operations in 12 states, encompassing a total population served (POPs) of approximately 78 million. Our proportionate share of those POPs, based on the percentage of our ownership interests in such systems, was approximately 59 million. This extensive wireless footprint includes some of the top wireless markets in the country including Los Angeles, Houston, Miami-Fort Lauderdale, Atlanta and Tampa-St. Petersburg. We ended 1999 with approximately 5.3 million cellular and PCS customers on a proportionate basis. Our penetration rate at December 31, 1999 was 9.4% of the POPs in our operational licensed markets.

Domestic wireless revenues comprised approximately 13% of our total operating revenues for 1999, 12% for 1998 and 13% for 1997. In addition, we have non-controlling financial interests in a number of wireless businesses whose revenues are not reflected in operating revenues because of the method of accounting for such investments. Wireless revenues are derived from monthly access and airtime charges, sales of phones and equipment, roaming charges, custom calling and convenience features, long distance charges and service activation fees. Prices of wireless services are not regulated by the FCC or state regulatory commissions.

Proportional wireless customers grew 11.3% for 1999 and 14.4% for 1998 while proportional net revenues grew 10.4% for 1999 and 6.1% for 1998. Adjusted for the impact of ownership changes, primarily the sale of Honolulu Cellular, during 1999, proportional customers grew 14.1% and proportional net revenue grew 15.3%. The growth trend in customers and revenues reflects the increasingly challenging dynamics of adding new customers as penetration rises and competition intensifies because of new entrants into our service markets.

The 1996 Act does not regulate our offering of wireless interLATA services, and we offer interLATA long distance wireless communication in conjunction with our wireless offerings. Approximately 80% of our customers subscribe to such interLATA service. In areas where we do not have long distance telephone facilities, we connect with the networks of long distance carriers.

The transformation of our network from analog to digital technology has increased our costs, primarily as a result of higher-cost digital handsets, which typically cost one-third more than analog handsets. Although total customer acquisition costs have increased, we have broadened our sales distribution channels to reduce other components of customer acquisition costs. Wireless services are marketed through company-owned stores, authorized agents, national retail outlets and an Internet sales channel. In addition, we are increasingly utilizing cross-selling efforts by BST's customer service representatives, a less costly alternative to independent agents and a natural entrant to selling bundled services. New methods of addressing the issue of customer retention are also being implemented, including the use of predictive models to identify customers who are likely to discontinue service.

TECHNOLOGY

We offer both analog and digital cellular services in most of our markets as well as PCS in certain markets. Our networks are outfitted with a combination of digital transmission technologies: TDMA (Time Division Multiple Access) is used exclusively in our cellular markets and in contiguous PCS markets. GSM (Global System for Mobile Communications) is used in our PCS markets in the Carolinas, Eastern Tennessee and coastal Georgia. Digital cellular technology offers many advantages over analog technology, including a three-fold gain in channel capacity, the ability to provide advanced services and functionality, inherent privacy, higher transmission quality and transmission security and the opportunity to provide improved data transmissions. Digital customers also generate higher average revenue per customer and have lower churn than analog customers.

We are addressing the interoperability of our different wireless technologies through participation in industry alliances and investments in businesses that are developing adaptive technologies. In addition, we are evaluating standards and assessing the potential demand for high speed wireless data access using third generation wireless technologies (3G). We are focusing on maximizing our ability to deliver 3G capabilities while fully utilizing our existing wireless networks.

COMPETITION

Under FCC regulations, up to 10 wireless carriers—2 cellular, 6 PCS and 2 Enhanced Specialized Mobile Radio (ESMR)—and any number of resellers may operate in a single market. This structure has resulted in the presence of multiple aggressive competitors in our wireless markets and makes it more difficult to attract new customers and retain existing ones. While we do not compete primarily on the basis of price, low prices offered by competitors who are attempting to build a subscriber base have pressured us to reduce prices and develop pricing plans attractive to lower usage customers. We are responding to the competitive conditions by offering a variety of innovative plans and new products and targeting the lower-usage customer through use of prepaid calling and other service options. We are addressing pressure on margins by aggressively reducing expenses.

The wireless communications industry continues to experience significant consolidation. AT&T has acquired wireless companies and negotiated roaming arrangements that give it a national presence. The mergers or joint ventures of Bell Atlantic/GTE/Vodafone AirTouch, MCI WorldCom/Sprint and SBC/Ameritech will create large, well-capitalized competitors with substantial financial, technical, marketing and other resources to compete with our offerings. These competitors may be able to offer nationwide services and plans more quickly and more economically than we can, and obtain roaming rates that are more favorable than those which we obtain.

In response to competition, we have introduced variations of fixed-rate calling plans that appeal to a broad base of customers. The US wireless industry is increasingly shifting towards the use of one-rate pricing plans, which include roaming and long distance at no extra charge. During 1999, we introduced 3 one-rate plans which include 250, 600 or 1,000 minutes per month. These plans have increased our customer's roaming activity and subsequently, the roaming charges that we pay to other carriers. To keep these costs down, we have signed a long-term roaming contract with AT&T, which gives us access to AT&T's nationwide network at favorable rates. To reduce costs in areas covered by smaller carriers, we can program customers' digital handsets over the air to seek out the most cost effective roaming provider.

We have also introduced prepaid cellular calling plans in many areas to further penetrate the market. Prepaid customers can purchase service in fixed dollar increments, and these plans allow those consumers to receive service in a cost effective manner with no credit check, service contract or monthly access fee. This customer base has a significantly higher churn rate than the post-paid customer base, and we are seeking methods to reduce that rate. Prepaid subscribers represent a small but growing portion of our domestic customer base.

We are also introducing new wireless products to differentiate our service, such as BellSouth One Number Service, text messaging and multiple product offerings, including Internet service. For our business customers, we have begun offering wireless PBX systems, which allow business customers to use their wireless handsets as office phones while at the workplace and as mobile phones when out of their buildings.

One of the key competitive strengths of our wireless service is the BellSouth brand. We believe that our brand identity is a significant factor in our success because of BellSouth's high name recognition and reputation for providing superior coverage, network reliability and customer service.

LICENSES AND REGULATION

The domestic wireless systems in which we have an interest are operated under licenses granted by the FCC. A carrier holding a license to provide cellular service in a territory has limited eligibility for a PCS license covering the same territory. Prior approval by the FCC is required for the assignment of a license or the transfer of control of a license. The licenses are generally issued for up to 10-year periods. At the end of the license period, a renewal application must be filed. We believe renewal will generally be granted on a routine basis upon showing of compliance with FCC regulations and continuing service to the public. Licenses may be revoked and license renewal applications may be denied for cause. With regard to cellular licenses, the FCC has established the procedures and standards for conducting comparative renewal proceedings, including the award of a "renewal expectancy" that effectively eliminates the need to consider competing applicants when the incumbent meets specified criteria.

INTERNATIONAL OPERATIONS

BUSINESS OPERATIONS

We own interests in consortia that hold licenses for, and are building and/or operating, wireless telephone systems in Argentina, Brazil, Chile, Denmark, Ecuador, Germany, Guatemala, India, Israel, Nicaragua, Panama, Peru, Uruguay and Venezuela. We are exploring additional opportunities, in Europe and Latin America in particular. At November 30, 1999, these systems covered a population of approximately 273 million and provided wireless service to a total of approximately 11.9 million international customers. Our proportionate share of these systems was approximately 5.9 million customers and 147 million POPs at November 30, 1999.

The structure of our international wireless interests typically reflects government preferences or requirements that local owners hold interests in telecommunications licenses. In structuring international investments, we attempt to obtain operating control and influence through board representation, the right to appoint certain key members of management and consent rights with respect to significant matters, including budgets, business plans and amounts of capital contributions. In addition, we try to assure our ability to maintain a position of influence in the venture by obtaining rights of first refusal on future sales by other partners and issuances of equity by the venture. Under the governing documents for some of these ventures, certain key matters such as the approval of business plans and decisions as to the timing and amount of cash distributions require the consent of our partners. We usually play the lead role in the design and construction of the wireless networks for the ventures in which we have ownership interests.

We are developing business relationships and regional synergies among our Latin American joint ventures. To the extent possible, we are using the BellSouth brand on a regional basis throughout Latin America. We use the BellSouth brand in our local joint ventures or other operations in Chile, Ecuador, Nicaragua, Panama and Peru and recently began co-branding the BellSouth name in Argentina and Uruguay. We are also creating our own international network as well as regional switching centers, to be used to offer voice and data international long distance services linking our wireless joint ventures and other operations in Latin America when permitted by local law. In addition, we have created the first roaming clearinghouse in Latin America, permitting our Latin American and US wireless customers who travel throughout the Americas to roam in designated service areas.

Our market penetration is 4.7% of the POPs in our international markets compared to 9.4% in our domestic markets. We believe that substantial additional growth is achievable in Latin America, notwithstanding average per capita incomes being lower than the US average.

We are offering prepaid wireless service in all of our international markets. Our prepaid wireless service has substantially increased customers by making the service available to a broad customer base. Prepaid offerings are well suited to the operating environment of our international operations. Customers in these countries, when obtaining services, rely significantly less on credit than US customers and generally prefer to pay for services on a cash basis. Average revenues generated by prepaid customers are lower than those for post-paid. In markets with calling-party-pays systems of payment, prepaid wireless is especially attractive since users are more willing to give out their numbers if someone else pays for the incoming call. Acquisition costs and operating expenses are also generally lower, making the overall value more comparable to post-paid.

We have a three-fold strategy to expand our international businesses. First, we plan to grow our existing operations, both by adding new customers and increasing our proportionate share of customers by increasing our interest in less-than-100%-owned entities. Second, we plan to expand our footprint geographically into countries and territories that we do not serve. Finally, we are expanding the services we provide by adding long distance, Internet/data and other offerings.

On February 24, 2000 we closed on a previously announced alliance with KPN Royal Dutch Telecom (KPN) to acquire an additional 77.5% interest in E-Plus, a German mobile operator in which we currently hold a 22.5% interest. As part of the agreement, KPN provided to us a $9.0 billion loan to fund the purchase of the E-Plus shares, and converted the loan into a 77.5% share of BellSouth GmbH, the holding company that will own and operate E-Plus. We share equal operating control of E-Plus with KPN through our ownership in BellSouth GmbH. We have the option, exercisable after 18 months, of converting our 22.5% interest in E-Plus into either 100 million shares of KPN or a 33.3% ownership interest in KPN Mobile. We also received warrants to purchase approximately 46 million additional shares of KPN. We also have agreed to make up to $3 billion of loans to KPN to be used for further wireless investments in Europe.

TECHNOLOGY

We offer digital cellular service in thirteen of our fourteen international cellular markets (Uruguay will begin digital service this year). Seven of our markets (Brazil, Denmark, Germany, India, Israel and Panama) have utilized digital technology since inception. We have always selected the type of digital technology for each international market offering the best cost, quality and capacity available at the time in that part of the world. TDMA technology was chosen for Brazil, Chile, Ecuador, Israel, Nicaragua, Panama and Peru. GSM was specified as the digital technology for Denmark, Germany and India by the national telecommunications ministries in those countries. More recently, we chose CDMA (Code Division Multiple Access) to upgrade the networks in Argentina, Uruguay and Venezuela and to launch service in Guatemala, based on improvements in cost quality and capacity as that technology has matured.

We believe there is potentially significant value in high-speed wireless data in international markets, particularly in Latin America. We are currently evaluating the proposed 3G technologies and the market potential of services based on these technologies.

COMPETITION

Our international wireless operations are subject to significant competition, generally from at least one other wireless provider and increasingly, from multiple new PCS providers and any number of resellers. These competing service providers generally have partners who are at least as well capitalized as we are. In some cases, the government-owned telephone companies operate incumbent wireline and wireless systems or have a substantial investment in the competing wireless provider. In all cases, the competing wireless providers generally have access to substantial financial resources. Many governments have privatized the government-owned telephone companies, and these privatized companies often become more formidable competitors due to the availability of additional capital and technical expertise. We anticipate an increasing number of facilities-based competitors in our wireless service markets.

To remain competitive, our joint ventures offer wireless service that is designed and priced to be directly competitive with traditional wireline service. Our ability to introduce new products and services, however, depends to a large extent upon whether the new products and services are permitted by the local laws and regulatory authorities. As countries have encouraged foreign investment in telecommunications and have privatized their government-owned wireless telephone companies, the general trend has been toward increasing deregulation of telecommunications. In most of the Latin American countries in which we do business, telecommunications regulatory bodies have announced plans to deregulate telecommunications over time, which, if implemented, should permit our joint ventures to offer additional products and services. In several of our markets, our joint ventures offer or plan to offer international long distance services either to our wireless subscriber bases or, in some cases, to the entire population. In addition, we offer domestic long distance service in certain markets through our nationwide wireless facilities.

LICENSES AND REGULATION

Our international wireless operations provide services pursuant to the terms of licenses granted by the telecommunications agency or similar supervisory authority in the various countries. Such agencies typically also promulgate and enforce regulations regarding the construction and operation of network equipment. Our international operations also typically require permits from local building and planning commissions for the construction and operation of their cell sites. It is our policy that our international operations use their best efforts to comply with all such rules and regulations, and to obtain all permits necessary for the construction and operation of their cell sites. From time to time, some of our international operations have had difficulties obtaining all required permits. We cannot be sure that our international operations may not be subject to claims or regulatory actions in respect of such past or future non-compliance with these permitting requirements, although we do not believe that such non-compliance will have a material effect on our business. Other regulations commonly encountered in international markets include legal restrictions on the percentage ownership of telecommunications licensees by foreign entities, such as us, and transfer restrictions or government approval requirements regarding changes in the ownership of such licensees.

The terms of the licenses granted to our international ventures and conditions of the license renewal vary from country to country. The initial terms of service under these licenses generally range from 5 to 50 years. Although license renewal is not usually guaranteed, most licenses do address the renewal process and terms, which we believe we will be able to satisfy. As licenses approach the end of their terms, it is our intention to pursue renewal as provided by these license agreements.

FOREIGN RISKS

Our reporting currency is the US Dollar. However, most of our revenues are generated in the currencies of the countries in which we operate. In addition, many of our operations and equity investees have issued US Dollar-denominated short and long-term debt. The currencies of many Latin American countries have experienced substantial volatility and depreciation in the past. Declines in the value of the local currencies in which we are paid relative to the US Dollar will cause revenues to decrease and dollar-denominated liabilities to increase in local-currency terms. Where we consider it to be economically feasible, we attempt to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts or similar instruments as a vehicle for hedging; however, a substantial amount of our exposures are unhedged.

The impact of a devaluation or depreciating currency on an entity depends on the effect of the devaluation or depreciation on the local economy and the ability of an entity to raise prices and/or reduce expenses. Our ability to raise prices is limited in many instances by government regulation of tariff rates. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business.

Economic, social and political conditions in Latin America are volatile, which may impair our operations. This volatility could make it difficult for us to continue development of our business, generate revenues or achieve or sustain profitability. Historically, volatility has been primarily caused by: mismanagement of monetary, exchange rate and/or fiscal policies; significant governmental influence over many aspects of local economies; political and economic instability; unexpected changes in regulatory requirements; social unrest or violence; slow or negative economic growth; imposition of trade barriers; price inflation in local currencies; wage and price controls; and economic instability in countries outside of Latin America.

These factors have occurred at various times in the last two decades in our core Latin American markets. We have no control over these matters. Economic conditions in Latin America are generally less attractive than those in the US. Recent projections indicate that some Latin American countries, including Brazil and Argentina, will experience stagnant or negative growth rates in terms of their per capita gross domestic product. Poor social, political and economic conditions may inhibit use of our services which may adversely impact our business.

ADVERTISING AND PUBLISHING

BUSINESS OPERATIONS

We own a group of companies that publish, print, sell advertising in, and perform related services concerning alphabetical and classified telephone directories in both paper and electronic formats. Advertising and publishing revenues are derived primarily from sales of directory advertising, which represented approximately 8% of our total operating revenues in 1999 and 1998, and 9% in 1997.

BellSouth Advertising & Publishing Corporation (BAPCO) is one of the leading publishers of telephone directories in the United States. In 1999, it published alphabetical white page directories of business and residential telephone subscribers in all of BST's markets and sold advertising in and published classified directories under The Real Yellow Pages® trademark in the same markets.

The Berry Company (Berry) acts as sales agent for advertising in yellow page directories on BAPCO's behalf in certain states and for nonaffiliated telephone companies and receives a portion of the advertising revenue as a commission. During 1999, Berry contracted with 105 nonaffiliated telephone companies to sell advertising in over 300 classified directories in over 40 states. Berry also acts as agent for national yellow page ad placements in all 50 states on behalf of over 700 companies.

In addition to publishing directories in traditional paper form, BellSouth companies publish white and yellow page directories in other media. For example, BAPCO offers white page directories on CD ROM for BST's major markets, and another subsidiary publishes Internet white and yellow page directories for the southeastern United States and also offers additional Internet advertising services. These services link to similar on-line directories with information for businesses nationwide. Berry also sells additional advertising to local and national businesses for our on-line yellow pages.

We continually seek to expand our advertising and publishing business by increasing advertising sales in our traditional directory products. In addition, BAPCO has expanded its offerings to include a complementary line of advertising products in other media, including radio, television, newspaper and billboards. Recorded ads delivered by telephone are also available. We also market to organizations and companies with unique directory needs. Export directories, audio text advertising, a restaurant and entertainment guide and Internet directories are examples of such directory services and products.

We own a printing company which prints substantially all white and yellow pages and specialty directories distributed in BST's markets. In 1999, it printed 56 million white page, yellow page and specialty directories. This company also prints other materials for BellSouth and our affiliates and, to a limited extent, documents for nonaffiliated companies.

We own interests in companies that publish directories and offer electronic advertising services in Peru and Brazil and we provide directory publishing consulting services internationally. As we seek further business opportunities overseas, we will likely consider other investments in international directory companies to complement our telecommunications service offerings there.

COMPETITION

Competition for advertising revenues continues to expand. Many different media compete for advertising revenues, and some newspaper organizations and other companies have begun publishing their own directories. Competition for directory sales agency contracts for the sale of advertising in publications of nonaffiliated companies also continues to be strong. Competitors offer directory listings in various media such as CD ROM, the Internet and other electronic databases. As such offerings expand and are enhanced through interactivity and other features, we will experience heightened competition in our directory advertising and publishing businesses. We have responded to the increasing competition and changing market environment with new directory products, product enhancements, multi-media delivery options, including Internet directory services, pricing changes, competitive advertising, local promotions, directory redeliveries and extended distributions.

OTHER

WIRELESS DATA

We offer enterprise and personal wireless data solutions through a nationwide wireless network. Our service area covers a total population of 200 million people that includes 93 percent of the urban business population. Our strategy is to serve the interactive marketplace by delivering solutions to big business such as monitoring services, field force automation, and mobile professionals, as well as addressing the needs of the transaction market (point-of-sale, debit cards and ATMs). We are also targeting the consumer market with interactive messaging capabilities and access to dynamic information on demand through products such as the RIM Inter@active™ Pager 950 and Palm VII™.

ENTERTAINMENT

We develop, implement and manage video systems in several areas within our region. These systems include wireline and wireless based systems designed to compete with cable operators market by market. We currently operate 100% digital wireless video systems covering more than one million homes in Atlanta, New Orleans and Orlando. In addition, we operate wired systems in subdivisions near Atlanta, Birmingham, Charleston, SC and Jacksonville, FL. As of December 31, 1999, we had invested $540 million in licenses and related fixed assets to operate these systems within our region.

Programming content for the cable systems is provided by americast®, a joint venture partnership of which we are a part owner.

RESEARCH AND DEVELOPMENT

We conduct research and development activities internally and through external vendors, primarily Telcordia Technologies. Telcordia provides research and development and other services to us and the other Baby Bells. We have contracted with Telcordia for ongoing support of engineering and systems. In addition, we are a member of the National Telecommunications Alliance, an organization which supports our commitment to national security and emergency preparedness.

EMPLOYEES

At December 31, 1999, we employed approximately 96,200 individuals. Of those totals, approximately 64,200 were employees engaged in BST's telephone operations. About 55% of our employees at December 31, 1999 were represented by the Communications Workers of America (the CWA), which is affiliated with the AFL-CIO. In September 1998, members of the CWA ratified new three-year contracts with us. The contracts include basic wage increases totaling 12.39% over the three years covered by the contracts. In addition, the agreement provides for a standard award of between 2% and 2.5% of base salary and overtime compensation, which is subject to adjustment based on company performance measures for plan years 1999 and 2000. Other terms of the agreement include pension band increases and pension plan cash balance improvements for active employees.

PROPERTIES

GENERAL

Our properties do not lend themselves to description by character or location of principal units. Our investment in property, plant and equipment in our consolidated operations consisted of the following at December 31:

	1998	1999
Outside plant	39%	38%
Central office equipment	35	35
Operating and other equipment	12	12
Land and buildings	8	8
Furniture and fixtures	5	5
Plant under construction	1	2

	100%	100%

These properties are divided among our operating segments as follows: wireline communications, 86%; domestic wireless, 7%; international operations, 5%; advertising and publishing, 1%; and other, 1%.

Outside plant consists of connecting lines (aerial, underground and buried cable) not on customers' premises, the majority of which is on or under public roads, highways or streets, while the remainder is on or under private property. We currently self-insure all of our outside plant against casualty losses. Central office equipment substantially consists of digital electronic switching equipment and circuit equipment. Land and buildings consist principally of central offices. Operating and other equipment consists of wireless network equipment, embedded intrasystem wiring (substantially all of which is on the premises of customers), motor vehicles and other equipment. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial limits of coverage against "all risks" of loss including fire, windstorm, flood, earthquake and other perils not specifically excluded by the terms of the policies.

Substantially all of the installations of central office equipment for the wireline communications business are located in buildings and on land owned by BST. Many garages, administrative and business offices and telephone service centers are in leased quarters. Most of the land and buildings associated with our nonwireline businesses and administrative functions are leased.

CAPITAL EXPENDITURES

Capital expenditures consist primarily of (a) gross additions to property, plant and equipment having an estimated service life of one year or more, plus the incidental costs of preparing the asset for its intended use, and (b) gross additions to capitalized software.

The total investment in property, plant and equipment has increased from $44.2 billion at January 1, 1995 to $61.0 billion at December 31, 1999, not including deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required to meet the growing demand for telecommunications services and to continually modernize and improve such services to meet competitive demands. We project continued population and economic expansion in certain growth centers within our nine-state area during the next five to ten years. In addition, growth in international markets will require investment to expand existing wireless networks.

Our capital expenditures for 1995 through 1999 were as follows:

Millions
1995	$4,203
1996	$4,455
1997	$4,858
1998	$5,212
1999	$6,200

We project capital expenditures of approximately $6.0 to $6.5 billion for 2000, consisting primarily of approximately $4.0 to $4.4 billion for wireline communications with the remaining balance split between the consolidated domestic wireless and international businesses. A majority of the expenditures will be to expand, enhance and modernize current wireline and domestic cellular operating systems, and to develop international wireless and other businesses.

During 1999, we funded our normal business operations substantially through internal sources and, to the extent necessary, from external financing sources. We expect expenditures for 2000 to be financed in the same manner.

ENVIRONMENTAL MATTERS

We are subject to a number of environmental matters as a result of our operations and the shared liability provisions related to the divestiture from AT&T. As a result, we expect that we will be required to expend funds to remedy certain facilities, including those Superfund sites for which we have been named as a potentially responsible party, for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance. At December 31, 1999, our recorded liability, related primarily to remediation of these sites, was approximately $30 million.

We monitor our operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Our recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. We continue to believe that expenditures in connection with additional remedial actions under the current environmental protection laws or related matters would not be material to our results of operations, financial position or cash flows.

LEGAL PROCEEDINGS

Following the enactment of the 1996 Act, BST and various CLECs entered into interconnection agreements providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous CLECs claim entitlement from BST for compensation associated with dial-up calls originating on BST's network and connecting with Internet service providers (ISPs) served by the CLECs' networks. BST has maintained that dial-up calls to ISPs are not local calls for which terminating compensation is due under the interconnection agreements.

In February 1999, the FCC issued a decision that such ISP traffic does not terminate at the ISP and, therefore, is interstate in nature, rather than local. The FCC stated, however, that it would not interfere with prior state commissions' decisions regarding this matter. The courts and state regulatory commissions in BST's operating territory that have considered the matter have, in most cases, ruled that BST is responsible for paying reciprocal compensation on these calls. In certain instances, BST has been ordered to pay this compensation pending appeal. In other cases, the ruling bodies have determined that BST does not owe reciprocal compensation for these calls. BST has appealed the adverse decisions and continues to believe that it has a good legal basis for its position that such reciprocal compensation is not owed to the CLECs. For those cases where BST believes it is probable that it has incurred a liability, it has recorded an estimate of the amount owed. At December 31, 1999, the exposure related to unrecorded amounts withheld from CLECs was approximately $300 million, including accrued interest.

In a related matter, at least one CLEC is claiming terminating compensation of approximately $165 million for service arrangements that we do not believe involve "traffic" under BST's interconnection agreement. BST has filed a complaint with the state regulatory commission asking that agency to declare that BST does not owe reciprocal compensation for these arrangements. The CLEC has filed a complaint with the state regulatory commission asking it to order BST to pay the disputed amounts. Hearings on this matter were held in August 1999 and a decision is pending. We believe that we have a good legal basis for our position and, accordingly, no provision has been recorded for this claim in our financial statements.

We are also subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. While complete assurance cannot be given as to the outcome of any legal claims, we believe that any financial impact would not be material to our results of operations, financial position or cash flows. (See Note O to the consolidated financial statements.)

SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matter was submitted to a vote of shareholders in the fourth quarter of the fiscal year ended December 31, 1999.

ADDITIONAL INFORMATION—DESCRIPTION OF BELLSOUTH STOCK

GENERAL

Our Articles of Incorporation authorize the issuance of 4,400,000,000 shares of common stock, par value $1 per share (the common stock), and 100,000,000 shares of cumulative, first preferred stock, par value $1 per share. Our Board of Directors (the Board) is authorized to provide for the issuance, from time to time, of the first preferred stock in series and, as to each series, to fix the number of shares in such series and the voting, dividend, redemption, liquidation, retirement and conversion provisions applicable to the shares of such series. No shares of first preferred stock are outstanding. The Board has created Series B First Preferred Stock consisting of 30 million shares (the Series B Preferred Stock) for possible issuance under the BellSouth Shareholder Rights Plan. (The Series A First Preferred Stock was created for a previous Shareholder rights plan which has expired.) (See "Preferred Stock Purchase Rights" and "Market for Registrant's Common Equity and Related Stockholder Matters.")

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

PREFERRED STOCK PURCHASE RIGHTS

Each share of common stock outstanding includes one preferred stock purchase right (Right). Under certain circumstances, each Right will entitle the holder to purchase one one-thousandth of a share of Series B Preferred Stock, $1 par value (Common Equivalent Preferred Stock), which unit is substantially equivalent in voting and dividend rights to one whole share of the common stock, at a price of $200 per unit (the Purchase Price). The Rights are not presently exercisable and may be exercised only if a person or group (Acquiring Person) acquires 10% of the outstanding voting stock of BellSouth without the prior approval of the Board or announces a tender or exchange offer that would result in ownership of 10% or more of the common stock.

If an Acquiring Person becomes such without prior Board approval, the Rights are adjusted, and each holder, other than the Acquiring Person, then has the right to receive, on payment of the Purchase Price, the number of shares of common stock, units of the Common Equivalent Preferred Stock or other assets having a market value equal to twice the Purchase Price.

The Rights currently trade with the common stock and expire in December 2009.

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

FAIR PRICE PROVISIONS

"Fair price" provisions contained in the Articles of Incorporation require, generally, in connection with a merger or similar transaction between BellSouth and an "interested shareholder", the unanimous approval of BellSouth's directors not affiliated with the interested shareholder or the affirmative vote of two-thirds of such directors and a majority of the outstanding shares held by disinterested shareholders, unless (a) within the past three years the shareholder has been an interested shareholder and has not increased its shareholdings by more than one percent in any 12-month period or (b) all shareholders receive at least the same consideration for their shares as the interested shareholder previously paid. Additionally, these provisions may be revised or rescinded only upon the affirmative vote of at least two-thirds of the directors not affiliated with an interested shareholder and a majority of the outstanding shares held by disinterested shareholders.

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

LIMITATION ON SHAREHOLDERS' PROCEEDINGS

Our By-laws require that notice of shareholder nominations for directors and of other matters to be brought before annual shareholders' meetings must be provided in writing to the Secretary of BellSouth not later than the 75th day nor earlier than the 120th day prior to the date which is the anniversary of the annual meeting of shareholders held in the prior year. Such By-laws also provide that a special shareholders' meeting may be called by shareholders only upon written request signed by the holders of at least three-quarters of the outstanding shares entitled to vote at the meeting.

The provisions discussed under the five preceding sub-headings and the ability to issue first preferred stock, such as the Series B Preferred Stock described above, with characteristics established by the Board and without the consent of the holders of common stock and the ability to issue additional shares of common stock may have the effect of discouraging takeover attempts and may also have the effect of maintaining the position of incumbent management. In addition, these provisions may have a significant effect on the ability of our shareholders to benefit from certain kinds of transactions that may be opposed by the incumbent Board.

EXECUTIVE OFFICERS

The executive officers of BellSouth Corporation are listed below:

Name	Age	Office	Officer Since	This Office Since
F. Duane Ackerman	57	Chairman of the Board, President and Chief Executive Officer	1983	1997
Richard A. Anderson	41	President—Customer Markets	1993	2000
Charles B. Coe	52	President—Network Services	1988	2000
Keith O. Cowan	43	Vice President—Corporate Development	1996	1996
Francis A. Dramis, Jr.	51	Chief Information and Ecommerce Officer	1998	2000
Mark E. Droege	46	Vice President—Financial Management and Treasurer	1996	1996
Jere A. Drummond	60	Vice Chairman—External Affairs	1983	2000
Ronald M. Dykes	52	Chief Financial Officer	1988	1995
Mark L. Feidler	43	President, Wireless Services	1999	1999
Gary D. Forsee	56	Chief Staff Officer	1999	1999
David J. Markey	59	Vice President—Governmental Affairs	1986	1993
Charles C. Miller, III	47	President—BellSouth International	1990	1995
Charles R. Morgan	53	General Counsel	1998	1998
William C. Pate	39	Vice President—Advertising and Public Relations	1997	1997
William F. Reddersen	52	Executive Vice President—Strategic Planning	1987	2000
W. Patrick Shannon	37	Vice President and Controller	1997	1997
Richard D. Sibbernsen	52	Vice President—Human Resources	1997	1997
Carl E. Swearingen	53	Senior Vice President—Corporate Compliance and Corporate Secretary	1989	1998

All of the executive officers of BellSouth, other than Mr. Cowan, Mr. Dramis, Mr. Forsee, Mr. Morgan, Mr. Pate, Mr. Shannon and Mr. Sibbernsen have for at least the past five years held high level management or executive positions with BellSouth or its subsidiaries. Mr. Cowan was a partner at the law firm of Alston & Bird before joining BellSouth in 1996. Mr. Dramis joined BellSouth in December 1998 from CIO Strategy, Inc., a Clifton, Virginia-based information technology consulting firm. Prior to joining BellSouth in September 1999, Mr. Forsee was President and Chief Executive Officer of Global One, a global telecommunications joint venture, and before that held various positions with Sprint Corporation. Prior to joining BellSouth in February 1998, Mr. Morgan was a partner with Mayer, Brown & Platt, a Chicago-based international law firm, and prior to that was Vice President, General Counsel and Secretary of Chiquita Brands International, Inc. Mr. Pate, prior to joining BellSouth in 1996, was employed by MCI where he was responsible for that company's domestic and international advertising. Prior to joining BellSouth in 1997, Mr. Shannon was employed by US West, Inc. as Chief Financial Officer of MediaOne, a company that provides cable television services. In 1997, Mr. Sibbernsen joined BellSouth from TNT Limited, a worldwide transportation company where he was head of corporate human resources and responsible for that company's global human resources strategies and programs.

All officers serve until their successors have been elected and qualified.

PART II

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal market for trading in BellSouth common stock is the New York Stock Exchange, Inc. (NYSE). BellSouth common stock is also listed on the Boston, Chicago, Pacific and Philadelphia exchanges in the United States and the London, Frankfurt, Amsterdam and Swiss exchanges. The ticker symbol for BellSouth common stock is BLS. At February 1, 2000, there were 944,285 holders of record of BellSouth common stock. The market price and dividend information listed below has been adjusted for the two-for-one stock split effective in December 1998. Market price data were obtained from the NYSE Composite Tape, which encompasses trading on the principal United States stock exchanges as well as off-board trading. High and low prices represent the highest and lowest sales prices for the periods indicated.

	Market Prices
					Per Share Dividends Declared
	High		Low
1997
First Quarter	$23	13/16	$19	1/16	$.18
Second Quarter	24	5/16	19	11/16	.18
Third Quarter	24	1/2	21	21/32	.18
Fourth Quarter	29	1/16	22	5/8	.18
1998
First Quarter	34	7/32	27	1/16	.18
Second Quarter	34	3/4	30	1/2	.18
Third Quarter	39	1/16	32	5/32	.18
Fourth Quarter	50		36	5/8	.19
1999
First Quarter	49	15/16	39	3/4	.19
Second Quarter	48	3/4	40	3/8	.19
Third Quarter	51	5/16	43	1/4	.19
Fourth Quarter	48	9/16	40	14/16	.19

STOCK TRANSFER AGENT AND REGISTRAR

ChaseMellon Shareholder Services, L.L.C. is our stock transfer agent and registrar.

SELECTED FINANCIAL AND OPERATING DATA
 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

At December 31 or for the year ended	1995	1996	1997	1998	1999
Operating revenues	$17,886	$19,040	$20,561	$23,123	$25,224
Operating expenses	14,594	14,261	15,185	17,219	18,787
Operating income	3,292	4,779	5,376	5,904	6,437
Income before extraordinary losses	1,564	2,863	3,270	3,527	3,448
Net income (loss)	(1,232)	2,863	3,261	3,527	3,448
Operating income margin	18.4%	25.1%	26.1%	25.5%	25.5%
Diluted earnings (loss) per share:
Before extraordinary losses	$.79	$1.44	$1.64	$1.78	$1.80
After extraordinary losses	$(0.62)	$1.44	$1.64	$1.78	$1.80
Diluted weighted-average common shares outstanding (millions)	1,989	1,992	1,989	1,984	1,916
Dividends declared per common share	$.71	$.72	$.72	$.73	$.76
Operating cash flow	$5,443	$5,863	$7,039	$7,741	$8,199
Total assets	$31,880	$32,568	$36,301	$39,410	$43,453
Long-term debt	$7,924	$8,116	$7,348	$8,715	$9,113
Shareholders' equity	$11,825	$13,249	$15,165	$16,110	$14,815
Total employees	87,571	81,241	81,000	88,450	96,162

Significant events affecting our historical earnings trends include the following:

  •
  1995 results include charges for the discontinuance of SFAS No. 71 and the refinancing of long-term debt issues which reduced net income by $2,796 ($1.41 per share). 1995 also includes a work force reduction charge which increased operating expense by $1,082 and reduced net income by $663 ($0.33 per share).

  •
  1996 results include a gain from the sale of a paging business which increased net income by $344 ($0.17 per share).

  •
  1997 results include gains resulting from the sales of our interests in Optus Communications, ITT World Directories and Bellcore (see note B to the consolidated financial statements and MD&A for further discussion of the gains). 1997 results also include the effect of a regulatory settlement in South Carolina, which reduced operating revenues by $72 and net income by $47 ($0.02 per share), as well as charges related to the early extinguishment of long-term debt issues which reduced net income by $9.

  •
  1998 results include gains resulting from the sale of our interests in BellSouth New Zealand and ITT World Directories, and contingent interest and prepayment penalties associated with the repayment of a loan (see notes B and C to the consolidated financial statements and MD&A for further discussion of these items).

  •
  1999 results include foreign currency losses, losses due to an asset impairment, the recognition of foreign investment tax credits and a gain on the sale of Honolulu Cellular (see notes B, C, D and K to the consolidated financial statements and MD&A for further discussion of these items).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

In the following discussion, BellSouth Corporation and its subsidiaries are referred to as "we" or "BellSouth".

We are an international telecommunications business headquartered in Atlanta, Georgia. For management purposes, our business is organized into four reportable operating segments: wireline communications; domestic wireless; international operations; and advertising and publishing. The following discussion highlights our performance in the context of these segments. For a more complete understanding of our industry, the drivers of our business, and our current period results, you should read this discussion in conjunction with our consolidated financial statements, including the related notes.

Consolidated Results of Operations

Key selected financial and operating data for 1997, 1998 and 1999 are as follows (all references to earnings per share are on a diluted basis):

				Percent Change
	1997	1998	1999	1998 vs. 1997	1999 vs. 1998
Revenues	$20,561	$23,123	$25,224	12.5	9.1
Expenses	$15,185	$17,219	$18,787	13.4	9.1
EBITDA(a)	$9,340	$10,261	$11,428	9.9	11.4
EBITDA margin	45.4%	44.4%	45.3%	-100bps	+90bps
As Reported:
Net income	$3,261	$3,527	$3,448	8.2	(2.2)
Earnings per share	$1.64	$1.78	$1.80	8.5	1.1
Normalized:
Net income	$2,814	$3,259	$3,825	15.8	17.4
Earnings per share	$1.41	$1.64	$2.00	16.3	22.0

(a)
EBITDA represents operating income before depreciation and amortization and provision for asset impairment.

Overview

On a comparative basis, results reflect strong revenue growth in the core wireline business driven by digital and data services revenues and significant increases in our international and domestic wireless customer bases. Expense growth was driven by increased spending in the core wireline business for customer service and network support functions, volume-driven increases at our international and domestic wireless businesses and expenses for development and promotion of new business initiatives, including high-speed data and Internet service offerings.

Normalized results for 1999 exclude the impacts of:

  •
  The devaluation of the Brazilian Real. Our share of the foreign currency losses in our Brazilian wireless properties reduced net income by $308 ($0.16 per share) (these losses are included in Net Equity in Earnings (Losses) of Unconsolidated Businesses);

  •
  An asset impairment loss which reduced net income by $187 ($0.10 per share);

  •
  The recognition of certain foreign investment tax credits generated in prior years, which increased net income by $95 ($0.05 per share); and

  •
  The gain on sale of our 100% ownership interest in Honolulu Cellular, which increased net income by $23 ($0.01 per share).

Normalized results for 1998 exclude the impacts of:

  •
  A gain from the sale of our 100% interest in BellSouth New Zealand of $110 ($0.06 per share);

  •
  A gain from the receipt of additional proceeds related to the sale of our investment in ITT World Directories of $96 ($0.05 per share); and

  •
  Contingent interest and prepayment penalties associated with the repayment of a loan, which increased net income by $62 ($0.03 per share).

Normalized results for 1997 exclude the impacts of:

  •
  Gains on the sales of our investments in Optus Communications, ITT World Directories and Bellcore, which increased net income by $352 ($0.18 per share), $128 ($0.06 per share) and $23 ($0.01 per share);

  •
  The effect of a regulatory settlement in South Carolina, which reduced net income by $47 ($0.02 per share); and

  •
  Losses of $9 incurred in connection with the early redemption of long-term debt.

On January 1, 1999, we adopted a new accounting standard on capitalization of internal-use software. The impact of capitalizing software costs under the new standard was a benefit of $285 ($0.15 per share) for 1999 compared to 1998.

Results by Segment

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

Wireline Communications

Wireline communications includes local exchange, network access and intraLATA long distance services provided by wireline transport to business and residential customers in a nine-state region located in the southeastern US.

				Percent Change
	1997	1998	1999	1998 vs. 1997	1999 vs. 1998
Results of Operations
Operating revenues:
Local service	$9,017	$10,033	$10,887	11.3	8.5
Network access	4,483	4,632	4,761	3.3	2.8
Long distance	734	713	608	(2.9)	(14.7)
Other wireline	944	1,023	1,198	8.4	17.1
Intersegment revenues	168	221	318	31.5	43.9
Total operating revenues	15,346	16,622	17,772	8.3	6.9
Operating expenses	11,158	11,751	11,944	5.3	1.6
Operating income	4,188	4,871	5,828	16.3	19.6
Segment net income	$2,314	$2,751	$3,315	18.9	20.5
EBITDA	$7,520	$8,234	$9,221	9.5	12.0
EBITDA margin	49.0%	49.5%	51.9%	+50bps	+240bps
Key Indicators
Access line counts (000's):
Switched access lines:
Residential	15,841	16,457	16,958	3.9	3.0
Business	7,088	7,294	7,254	2.9	(0.5)
Other	272	274	265	0.7	(3.3)
Total switched access lines	23,201	24,025	24,477	3.6	1.9
Access line equivalents(a)	10,801	14,744	20,375	36.5	38.2
Total equivalent access lines	34,002	38,769	44,852	14.0	15.7
Access minutes of use (millions)	97,106	104,373	110,088	7.5	5.5
Long distance messages (millions)	894	784	644	(12.3)	(17.9)
Digital and data services revenues	$1,437	$2,041	$2,687	42.0	31.6
Convenience feature revenues	$1,364	$1,636	$1,911	19.9	16.8

(a)
Access line equivalents represent a conversion of non-switched data circuits to a switched access line basis and is presented for comparability purposes. Equivalents are calculated by converting data circuits (ISDN, ADSL, DS0, DS1 and DS3) and SONET-based (optical) services (OC12 to OC48) to the equivalent of a switched access line based on transport capacity. While the revenues generated by access line equivalents have a directional relationship with these counts, growth rates cannot be compared on an equivalent basis.

Operating Revenues

Local service

     Local service revenues increased $854 during 1999 and $1,016 during 1998, attributable to growth in switched access lines and strong demand for digital and data services and convenience features.

Total equivalent access lines increased 15.7% during 1999 and 14.0% during 1998. Residential access lines rose 3.0% during 1999 and 3.9% during 1998, driven by economic growth in our nine-state region as well as demand for secondary residence lines. Secondary residence lines are used for home office purposes, Internet access and children's phones, and accounted for 51.1% of the growth in residential access lines during 1999 and 49.8% during 1998. Business access lines, including both switched access lines and data circuits, grew 25.4% during 1999 and 23.2% during 1998, propelled by expanding demand for our digital and data services. Switched business access lines grew 2.9% during 1998 but decreased 0.5% during 1999 as an increasing number of new and existing business customers migrate to our high-capacity data line offerings.

Revenues from optional convenience features such as custom calling features (e.g., Caller ID, Call Waiting, Call Return) and voice mail service increased $275 (16.8%) during 1999 and $272 (19.9%) during 1998. These increases were driven by growth in convenience feature usage through our Complete Choice® package, a one-price bundled offering of over 20 features. The 1999 increase also includes the effect of positive rate impacts on revenues from these features.

Increased penetration of extended local area calling plans also increased local service revenues by approximately $182 during 1999 and $213 during 1998. Also contributing to the increases in revenues were net rate impacts of $163 in 1999 and $161 in 1998. The 1999 rate impacts were attributable to sharing accruals recorded in 1998 as well as positive rate adjustments in 1999 on convenience features, directory assistance and inside wire service. The rate impacts during 1998 were primarily attributable to sharing accruals and cellular interconnection rate reductions recorded in 1997.

Network access

Network access revenues grew $129 in 1999 and $149 in 1998, due largely to higher demand. Access minutes of use rose 5.5% and 7.5% during the same periods. Increases in switched access lines and promotional activities by long distance carriers continue to be the primary drivers of the increase in minutes of use. The introduction of 1+ dialing parity for intraLATA long distance calls in all states in our wireline territory is also contributing to growth in minutes.

The growth rate in total minutes of use continues to be negatively impacted by the trend of business customers migrating from traditional switched circuits to higher capacity data line offerings which are fixed-charge based rather than per-minute-of-use based. Revenues from these data services grew approximately $155 in 1999 and $148 in 1998 as Internet service providers and high-capacity users increased their use of our network. The growth rate in switched minutes of use has also been negatively impacted by competition from CLECs whose traffic completely bypasses our network.

Volume-related growth was largely offset by net rate impacts that decreased revenues by $158 in 1999 and $122 in 1998. These reductions are primarily related to the FCC's access reforms and productivity factor adjustment. The reductions were partially offset by recoveries of local number portability costs in 1999.

Long distance

The decreases during 1999 and 1998 are primarily attributable to decreases in long distance message volumes of 17.9% in 1999 and 12.3% in 1998. Partially offsetting these decreases were increased revenues from the provision of digital and data services.

Also included in long distance are revenues which we receive from long distance carriers for interconnection to our public payphones. These revenues increased from 1997 to 1998 following the 1997 deregulation of payphone services but decreased in 1999 as a result of a regulatory ruling on the rates charged to the long distance carriers.

Competition from alternative intraLATA long distance carriers and increased penetration of extended local area calling plans continue to have an adverse impact on our long distance message volumes. Effective February 1999, we implemented 1+ dialing parity in the last of the nine states in our region, which allows customers to choose a competing intraLATA long distance carrier without having to dial a special access code. We believe that competition in the intraLATA long distance market will continue to adversely impact long distance message volumes and revenues.

Other wireline

The increase in external revenues in 1999 is attributable to higher revenues from sales of customer premises equipment, resale of paging products and services, sales of unbundled network elements, collocation of competing carriers' equipment in our facilities, demand for our Internet access offering and interconnection charges to wireless carriers. The increase in external revenues in 1998 was driven primarily by increases in charges for billing and collection services, demand for our Internet access offering, and sales of unbundled network elements. The increase in intersegment revenues in both 1999 and 1998 primarily represents increased business activity with our other operating segments.

We increased subscribers to our BellSouth.net(sm) service 82% during 1999 and ended the year with over 680,000 subscribers. We expect continued strong growth associated with our alliance with MyWay.com, an Internet portal operated by CMGI.

Operating Expenses

Operational and support expenses

Operational and support expenses increased $163 or 1.9% during 1999 and $562 or 7.2% during 1998. The 1999 increase was impacted favorably by the adoption of new rules on software capitalization; excluding the impact of adoption, 1999 expenses would have increased $576 (6.9%) when compared to 1998.

The increase in 1999 was attributable to labor costs driven by the addition of employees in customer service and network support functions, increases in salary and wage rates, costs from sales of CPE and paging equipment and other increased expenses associated with higher business volumes. These increases were offset by reductions in overtime expense in customer service and network functions and lower pension and benefit costs attributable to favorable pension plan investment returns.

Also contributing to the 1999 increase were expenses related to new data initiatives, including Asymmetric Digital Subscriber Line (ADSL) and integrated fiber-in-the-loop (IFITL), and promotional expenses related to expanding our Internet customer base. We made ADSL service available in 30 markets this year, with an addressable market of approximately 7 million access lines, and we plan to increase the market to 11.5 million access lines by the end of 2000. In January 2000, we began offering a self-install kit for ADSL in seven cities and announced a partnership with Darwin Networks to expand ADSL offerings to additional areas in the southeastern US. We are deploying IFITL in nearly all newly built neighborhoods and are also retrofitting some 200,000 existing homes in Atlanta and Miami.

The 1998 increase was driven by several factors, including: labor costs in the telephone operations; growth in expenses at unregulated subsidiaries associated with higher business volumes; and payments to the Universal Service Fund. The increase in labor costs was primarily attributable to contract service expense associated with the outsourcing of engineering and IT functions in late 1997, as well as higher overtime expense in customer service and network support functions. These increases were partially offset by lower base salaries and wage expense in the engineering and IT functions and lower pension and benefit costs.

Depreciation and amortization

Depreciation and amortization expense increased $30 during 1999 and $31 during 1998. The 1999 increase is primarily attributable to amortization of capitalized internally developed software. While gross depreciable plant increased 4.6% during 1999 and 5.0% during 1998, the overall composite depreciation rate has declined, resulting in flat depreciation expense.

Domestic Wireless

Domestic wireless is comprised of cellular and personal communications service (PCS) businesses principally within the southeastern US.

				Percent Change
	1997	1998	1999(a)	1998 vs. 1997	1999 vs. 1998

Total operating revenues	$2,589	$2,730	$3,204	5.4	17.4
Operating expenses	2,177	2,356	2,876	8.2	22.1
Operating income	412	374	328	(9.2)	(12.3)
Net equity in earnings (losses) of unconsolidated businesses	164	165	144	0.6	(12.7)
Segment net income	$333	$283	$234	(15.0)	(17.3)
EBITDA	$858	$887	$984	3.4	10.9
EBITDA margin	33.1%	32.5%	30.7%	-60bps	-180bps
Customers(b)	3,680	4,320	4,887	17.4	13.1
Average monthly revenue per customer(b)	$55	$52	$51	(5.5)	(1.9)

(a)
1999 results exclude the impact of an asset impairment loss described in Note D to the consolidated financial statements. 1999 results also exclude gains from the sale of wireless properties in Honolulu and Dothan described in Note B to the consolidated financial statements.
(b)
The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated businesses.

Operating Revenues

Total operating revenues grew $474 or 17.4% during 1999 and $141 or 5.4% during 1998. These increases are attributable to higher airtime, access and equipment sales revenues driven by a 13.1% and 17.4% increase in the customer base during 1999 and 1998. Adjusted for the sale of Honolulu Cellular in August 1999, customer growth would have been 16.4% for 1999 and 17.8% for 1998. Customer growth in both years has been driven by advertising, enhanced volume pricing strategies (including one-rate plans, bundled minutes at lower rates and prepaid calling plans) and competitive incentive programs (such as discounted wireless handsets). The revenue growth in both years is also attributable to the initiation of PCS service in 26 new markets in the southeastern US since 1997. Average monthly usage by customers increased during 1999 and 1998, and, when combined with the increase in total customers, drove increases in total minutes of use in both years. Average monthly revenue per customer remained relatively flat during 1999 after decreasing during 1998, due primarily to declines in per-minute rates. The declines in average per-minute rates occurred as we expanded our product offerings and further penetrated lower-usage market segments, and we expect rates to continue decreasing as more customers opt for our one-rate plans and other bundled-minute packages.

We expect competition to continue to intensify and pressure pricing in our markets. We believe this will further stimulate demand and continue to increase usage as the overall market is expanded.

Operating Expenses

Operational and support expenses

Operational and support expenses increased $377 or 20.5% during 1999 and $112 or 6.5% during 1998. These increases result from the addition of employees, higher sales and marketing expenses in response to competition, higher equipment costs attributable to the conversion to digital network platforms and higher network costs associated with network usage. Employee additions were driven by customer service and network support personnel associated with the initiation of service in 26 PCS markets since 1997. Higher equipment costs were attributable to the cost of digital handsets, which typically cost one-third more than analog handsets. Although total customer acquisition costs have increased, average acquisition costs per customer have benefited as we continue to shift to lower cost, direct sales channels. In our continuing effort to migrate our customer base from analog to digital service, we have moved over two-thirds of our subscriber base to digital and have increased digital minutes of use to over 70% of total network usage. Digital technology offers many advantages over analog technology, including a three-fold gain in channel capacity, the ability to provide advanced services and functionality, inherent privacy and transmission security and the opportunity to provide improved data transmissions. Digital customers also generate higher average revenue per customer.

Depreciation and amortization

Depreciation and amortization increased $143 or 27.9% during 1999 and $67 or 15.0% during 1998. The increase was primarily attributable to the additions of property, plant and equipment totaling $550 in 1999 and $692 in 1998. These additions were primarily attributable to the build-out of PCS markets, expansion of the network related to growth in the customer base and deployment of digital cellular across all of our consolidated markets. The 1999 increase is also attributable to accelerated depreciation on network equipment that is being replaced over an 18 month period from June 1999 through December 2000.

Net Equity in Earnings (Losses) of Unconsolidated Businesses

Net equity in earnings (losses) of unconsolidated domestic wireless businesses decreased $21 in 1999 and increased $1 in 1998. The 1999 decrease is principally due to lower earnings at our business in Los Angeles, attributable to higher acquisition costs associated with customer additions and increased amortization expense that resulted from the reorganization of our ownership interests in fourth quarter 1998.

International Operations

International operations is comprised principally of our investments in wireless businesses in ten countries in Latin America as well as in Denmark, Germany, India and Israel. Consolidated operations include our businesses in Argentina, Chile, Ecuador, Peru and Venezuela (1998 and 1997 results also include New Zealand, which was sold in fourth quarter 1998). All other businesses are accounted for under the equity method, and accordingly their results are reported as Net equity in earnings (losses) of unconsolidated businesses.

				Percent Change
	1997	1998	1999(a)	1998 vs. 1997		1999 vs. 1998

Total operating revenues	$948	$1,995	$2,291	110.4		14.8
Operating expenses	884	1,761	2,173	99.2		23.4
Operating income	64	234	118	N/M	*	(49.6)
Net equity in earnings (losses) of unconsolidated businesses	(220)	(69)	(2)	N/M		N/M
Segment net income (loss)	$(187)	$(62)	$(4)	N/M		N/M
EBITDA	$190	$591	$560	N/M		(5.2)
EBITDA margin	20.0%	29.6%	24.4%	+960bps		-520bps
Customers(b)	1,555	2,598	4,230	67.1		62.8
Average monthly revenue per customer(b)	$67	$70	$52	4.5		(25.7)

(a)
1999 results exclude impact of the Brazil devaluation which is discussed in Note C to the consolidated financial statements.
(b)
The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.
*
Not meaningful.

Operating Revenues

Revenue growth in 1999 was negatively affected by the absence of revenues from BellSouth New Zealand, which was sold in fourth quarter 1998. Revenue growth in 1998 was positively affected by the first-time consolidation of several Latin American operations which had previously been accounted for under the equity method. If all periods were adjusted to exclude the effects of these changes, revenues would have increased approximately 21.2% in 1999 and 49.9% in 1998. These increases are primarily due to substantial growth in the customer bases of our current operations, which grew 62.8% in 1999 and 67.1% in 1998.

Offsetting the impacts of customer growth in both periods were overall weakening of local currencies. If foreign exchange rates had remained constant, operating revenues would have been 7% to 10% higher in both 1999 and 1998. We mitigated a portion of this decline through increases in rates. Also contributing were declining monthly revenue per customer that is driven by continued expansion into lower-usage customer segments through offerings such as prepaid cellular service as well as competitive pressures in certain countries. During 1999, we extended prepaid cellular products to all of the countries we serve in Latin America.

Operating Expenses

Operational and support expenses

Operational and support expenses increased $327 or 23.3% in 1999 and $646 or 85.2% in 1998. Adjusted for the first-time consolidation of several Latin American operations and the sale of BellSouth New Zealand, expenses increased $395 or 29.6% in 1999 and $376 or 39.2% in 1998. These increases are primarily the result of operational and customer acquisition costs associated with growth in customer levels and expanded operations. Since 1997, our existing operations have added 2.3 million customers in Argentina, Chile and Venezuela. We have also added 500,000 customers through the acquisition and development of businesses in Peru and Ecuador.

Depreciation and amortization

Depreciation expense increased $64 in 1999 and $166 in 1998. Adjusted for first-time consolidation of several Latin American operations and the sale of BellSouth New Zealand, depreciation and amortization increased $108 or 32.3% in 1999 and $154 or 85.6% in 1998. These increases are due primarily to higher gross depreciable plant resulting from the continued investment in our wireless network infrastructure. Amortization expense increased $21 during 1999 and $65 during 1998 as a result of growth in intangibles related to our purchase of additional ownership interests in several Latin American operations in late 1997 and early 1998.

Net Equity in Earnings (Losses) of Unconsolidated Businesses

Net equity in earnings (losses) for the international operations segment exclude $308 in foreign currency losses related to the devaluation of the Brazilian Real in January 1999. Net equity in earnings (losses) from our unconsolidated businesses improved $67 to ($2) in 1999 and $151 to ($69) in 1998. 1998 earnings, when adjusted to exclude the effect of first-time consolidations and sale of businesses, improved $92 over 1997. The improvement in equity in earnings (losses) from our unconsolidated international businesses in both years is due to stronger results from our investment in Germany and, for 1999, Panama and Nicaragua. All of these businesses experienced substantial growth in their customer bases during the 1998-1999 period. Offsetting these improvements were losses related to our operations in Brazil; these losses were attributable to costs associated with the start-up of operations during 1998 and economic weakness in the region during 1999.

Our operations in Brazil continue to be affected by weakness in the local economy. Operational revenues have been negatively impacted as the weakened currency has caused average revenue per subscriber to decline. In addition, we expect that our earnings will continue to be affected by foreign currency gains or losses associated with the US Dollar-denominated debt issued by our Brazilian businesses.

Advertising and Publishing

Our advertising and publishing segment is comprised of companies in the US and Latin America that publish, print, sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic product offerings.

				Percent Change
	1997	1998	1999	1998 vs. 1997	1999 vs. 1998

Operating revenues:
External revenues	$1,837	$1,891	$2,010	2.9	6.3
Intersegment revenues	7	—	18	N/M *	N/M
Total operating revenues	1,844	1,891	2,028	2.5	7.2
Operating expenses	989	1,042	1,127	5.4	8.2
Operating income	855	849	901	(0.7)	6.1
Segment net income	$543	$530	$556	(2.4)	4.9
EBITDA	$877	$874	$932	(0.3)	6.6
EBITDA margin	47.6%	46.2%	46.0%	-140bps	-20bps

*
Not meaningful.

Operating Results

External revenues increased $119 during 1999 and $54 during 1998. The 1999 increase is principally a result of revenues from our new directory publishing operations in Peru and Brazil. The increases for 1998 and, to a lesser extent, 1999 were driven by volume growth and price increases in the domestic operations. To a lesser extent, the increased revenues of our electronic media offerings also contributed.

Operational and support expenses increased $79 in 1999 and $50 in 1998. The 1999 increase was driven by the addition of the new international operations. The 1998 increase was due primarily to increases in salaries and wages driven by business volumes, increases in charges from other operating segments, and technology implementation. Depreciation and amortization remained relatively flat in 1999 and 1998.

Other

This segment is primarily comprised of new business initiatives such as entertainment (cable and wireless television), Internet access, wireless data and interLATA long distance. The stand-alone revenues and expenses of our Internet access marketing company which are included in this segment are eliminated in consolidation and reported as part of the wireline communications results.

				Percent Change
	1997	1998	1999	1998 vs. 1997	1999 vs. 1998

External revenues	$17	$113	$280	N/M *	147.8
Intersegment revenues	185	227	371	22.7	63.4
Total operating revenues	202	340	651	68.3	91.5
Operating expenses	345	700	971	102.9	38.7
Operating loss	(143)	(360)	(320)	(151.7)	11.1
Net equity in earnings (losses) of unconsolidated businesses	(197)	—	(1)	N/M	N/M
Segment net loss	$(182)	$(210)	$(215)	(15.4)	(2.4)
EBITDA	$(110)	$(266)	$(178)	N/M	N/M
EBITDA margin	(54.5% )	(78.2% )	(27.3% )	N/M	N/M

*
Not meaningful.

Operating Results

External revenues increased $167 in 1999 and $96 in 1998. The increases were driven by growth in revenues from interactive paging services, wireless television offerings and the resale of interLATA long distance services in markets outside of our wireline region. Since 1998, we have rolled out wireless television service in four new markets and introduced interactive paging service with nationwide coverage.

Operating expenses for 1999 and 1998 primarily reflect increased spending associated with new product and/or market introductions in all of these businesses. Higher headcount associated with customer support and installation functions also contributed to the increase in expenses. Depreciation and amortization has increased reflecting our continuing investment of resources associated with the growth of these businesses.

Net equity in earnings (losses) for 1997 was primarily comprised of the results of our wireless data operations, which were consolidated beginning in 1998.

Other Nonoperating Items

				Percentage Change
	1997	1998	1999	1998 vs. 1997	1999 vs. 1998

Interest Expense	$761	$837	$1,030	10.0	23.1
Gain on Sale of Operations	787	335	55	N/M	N/M
Net equity in earnings (losses) of unconsolidated businesses	(242)	92	(169)	N/M	N/M
Other Income, net	261	257	195	(1.5)	(24.1)
Provision for Income Taxes	2,151	2,224	2,040	3.4	(8.3)
Effective Tax Rate	39.7%	38.7%	37.2%	-100bps	-150bps

Interest expense

Interest expense increased $193 in 1999 and $76 in 1998. The 1999 increase is attributable to higher average debt balances resulting from commercial paper borrowings associated with the financing of our investment in Qwest and a higher proportion of capitalized interest in 1998. The increase in 1998 expense reflects the consolidation of several international operations which had previously been accounted for under the equity method and a greater proportion of capitalized interest due to our start-up investments in Brazil. Our average debt balances were as follows:

				Percent Change
	1997	1998	1999	1998 vs. 1997	1999 vs. 1998

Average short-term debt balance	$2,123	$3,239	$6,182	52.6	90.9
Average long-term debt balance	$7,822	$8,220	$8,599	5.1	4.6
Total average debt balance	$9,945	$11,459	$14,781	15.2	29.0

Gain on sale of operations

Gains for 1999 include $39 from the sale of our 100% ownership interest in Honolulu Cellular and $16 from the sale of a wireless property in Alabama. Gains for 1998 include $180 from the sale of our 100% interest in BellSouth New Zealand and $155 from the receipt of additional proceeds related to the sale of our investment in ITT World Directories. Gains for 1997 include $578 from the sale of our investment in Optus Communications and $209 from the sale of our investment in ITT World Directories.

Net equity in earnings (losses) of unconsolidated businesses

Earnings from our unconsolidated businesses decreased $261 in 1999 and increased $334 during 1998. The decrease in 1999 was driven by foreign exchange losses of $308 related to our Brazilian properties (see Note C to the consolidated financial statements for further discussion of this matter). Excluding the impact of these foreign exchange losses, earnings increased $47 in 1999. The 1999 and 1998 results are addressed in the discussions for the Domestic wireless, International operations and Other segments.

Other income, net

Other income, net includes interest income, gains/ losses on disposition of assets, foreign currency gains/ losses and miscellaneous nonoperating income. The decrease of $62 in 1999 is attributable to higher minority interest expense related to our less-than-100-percent owned subsidiaries and decreased interest income due to lower average cash balances. These decreases were partially offset by miscellaneous nonoperating items. The decrease of $4 in 1998 reflects decreases in nonoperating items, offset by the additional income from the settlement of a loan and a gain from the sale of our investment in Bellcore.

Provision for income taxes

The decrease in the 1999 effective tax rate was driven by the recognition of foreign investment tax credits, and a change in the mix of income among taxing jurisdictions. These decreases were offset by less favorable results at foreign equity-method subsidiaries which are recorded net of tax benefits or expense. These results were significantly impacted by foreign currency losses recorded at our unconsolidated Brazilian businesses during 1999.

The decrease in the 1998 effective tax rate was attributable to improved results in our foreign equity-method subsidiaries and a change in the mix of income among taxing jurisdictions. The decreases were partially offset by a reduction in the benefit from investment tax credits.

Financial Condition

Cash flows from operations are our primary source of funding for capital requirements of existing operations, debt service and dividends. We also have ready access to capital markets in the event additional funding is necessary. While current liabilities exceed current assets, our sources of funds—primarily from operations and, to the extent necessary, from readily available external financing arrangements—are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the needs of our business for the foreseeable future.

Net cash provided by (used for):

				Percent Change
	1997	1998	1999	1998 vs. 1997	1999 vs. 1998

Operating activities	$7,039	$7,741	$8,199	10.0	5.9
Investing activities	$(4,949)	$(5,627)	$(9,966)	(13.7)	(77.1)
Financing activities	$(698)	$(1,681)	$(167)	(140.8)	N/M

Net cash provided by operating activities

The increase in cash from operations primarily reflects higher EBITDA, partially offset by an increase in working capital requirements and lower dividends from our unconsolidated businesses. Operating cash flows for 1999 also include $630 in cash proceeds associated with the closings of our agreements to sublease wireless communications towers to Crown. Additional closings are scheduled to occur in 2000.

EBITDA is an indicator used by management to measure performance and ability to generate cash flow. EBITDA does not represent cash flows for the period, nor is it an alternative to operating income as an indicator of operating performance. You should not consider it in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our computation of EBITDA and EBITDA margin may not be comparable to the computation of similarly titled measures reported by other companies.

EBITDA and EBITDA margins were favorably impacted by revenue growth in both 1999 and 1998, and by the adoption of SOP 98-1 in 1999. Offsetting these increases were increased spending to support growth in our core wireline business, substantial increases in the wireless customer base and new initiatives such as Internet, wireless data, long distance and video.

Net cash used in investing activities

During 1999, we invested $6.2 billion for capital expenditures to support our wireline and wireless networks, to promote the introduction of new products and services and increase operating efficiency and productivity. Significant investments are also being made to support deployment of ADSL and fast packet switching technologies as well as our IFITL initiative. Included in these expenditures for 1999 are approximately $550 in costs related to the purchase and development of internal-use software.

During 1999, we announced a new business agreement with Qwest that included our purchasing a ten percent stake for $3.5 billion. This transaction closed during May 1999. We initially funded this purchase by utilizing existing cash reserves and issuing $2.5 billion in commercial paper.

During 1999, our Argentine wireless communications company won its bid to acquire additional PCS licenses. It will pay approximately $260 for the licenses and anticipates investing an additional $600 to build out the areas covered by these licenses.

Also during 1999, we acquired an additional wireless license in Chile which will expand our service area to the entire country. We will pay approximately $90 for the license, and anticipate investing an additional $80 to build out the areas covered by the license.

As part of the reorganization of ownership interests in E-plus (see Note R to the consolidated financial statements) we have agreed to make up to $3 billion of loans to KPN Royal Dutch Telecom (KPN) to be used for further wireless investments in Europe.

Net cash used in financing activities

During 1999, we purchased 66 million shares as part of a $3 billion repurchase plan announced in December 1998. Combined with 1998 repurchases under a previous plan, we have reduced our number of outstanding shares by approximately 101 million since December 31, 1997. We completed the December 1998 buyback plan during May 1999.

Our debt to total capitalization ratio was 53.1% at December 31, 1999 compared to 43.0% at December 31, 1998. The increase is a function of increases in short-term debt attributable to higher net borrowings of commercial paper and the reduction in shareholders' equity, driven primarily by the effect of our stock buyback program.

At February 28, 2000, we have shelf registration statements on file with the SEC under which $2.7 billion of debt securities could be publicly offered.

Subsequent Refinancing

In February 2000, we issued $2 billion of long-term debt, consisting of $1 billion of Ten-year, 7 3/4% Notes and $1 billion of Thirty-year, 7 7/8% Debentures. We received total proceeds of $1,974, which will be used to retire commercial paper.

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign currency exchange rate fluctuations. To manage this exposure, we employ risk management strategies including the use of derivatives such as interest rate swap agreements, foreign currency forwards and currency swap agreements. We do not hold derivatives for trading purposes.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Interest rate swaps are used to convert a portion of our debt portfolio from a variable rate to a fixed rate or from a fixed rate to a variable rate.

Foreign Exchange Risk

Our objective in managing foreign exchange risk is to protect against cash flow and earnings volatility resulting from changes in foreign exchange rates. Short-term foreign currency transactions and commitments expose us to changes in foreign exchange rates. We occasionally enter into forward contracts and similar instruments to mitigate the potential impacts of such risks.

Our equity investments in Brazil hold US Dollar-denominated liabilities and recognize foreign currency gains or losses when converting those liabilities into local currency. Our proportionate share of these liabilities was $1.0 billion at December 31, 1999. The equity income related to these investments is subject to fluctuations in the US Dollar/Brazilian Real exchange rate. (See "MD&A—Operating Environment—International Operations.")

We are subject to risk from changes in foreign exchange rates for our international operations which use a foreign currency as their functional currency and are translated to US Dollars. Such changes result in cumulative translation adjustments which are included in shareholders' equity. We have translation exposure to various foreign currencies with the most significant being the Brazilian Real and the German Mark. Operations in countries with hyperinflationary economies consider the US Dollar the functional currency and reflect translation gains and losses in the determination of net income.

Risk Sensitivity

Our use of derivative financial instruments is designed to mitigate foreign currency and interest rate risks, although to some extent they expose us to credit risks. The credit risks associated with these instruments are controlled through the evaluation and continual monitoring of the creditworthiness of the counterparties. In the event that a counterparty fails to meet the terms of a contract or agreement, our exposure is limited to the current value at that time of the currency rate or interest rate differential and not the full notional or contract amount. Such contracts and agreements have been executed with creditworthy financial institutions, and as such, we consider the risk of nonperformance to be remote.

The following table provides information, by maturity date, about our interest rate sensitive financial instruments, which consist of fixed and variable rate debt obligations. Fair values for the majority of our long-term debt obligations are based on quotes from dealers.

	2000	2001	2002	2003	2004	Thereafter	Total Recorded Amount	Fair Value

Debt:
Fixed rate debt	$7,641	$203	$320	$646	$317	$7,086	$16,213	$15,463
Average interest rate	6.00%	8.49%	7.66%	6.51%	6.22%	6.71%
Variable rate debt	$4	$236	$68	$115	$164	$4	$591	$591
Average interest rate	7.26%	7.62%	6.44%	6.43%	6.20%	6.92%

Operating Environment and Trends of the Business

Regulatory Developments

Our future operations and financial results will be substantially influenced by developments in a number of federal and state regulatory proceedings. Adverse results in these proceedings could materially affect our revenues, expenses and ability to compete effectively against other telecommunications carriers.

Federal policies being implemented by the Federal Communications Commission (FCC) strongly favor access reform, whereby the historical subsidy for local service that is contained in network access charges paid by long distance carriers is eliminated. Unless compensatory changes are adopted, such as Universal Service Fund contribution mandates, our revenues from this source, which constituted approximately 6% of our revenues during 1999, are at risk. In addition, other aspects of access charge regulation and Universal Service Fund contribution requirements that are applicable to local service carriers such as BST are also under consideration and could result in greater expense levels or reduced revenues.

The FCC has considerable authority to establish pricing, interconnection and other policies that had once been considered within the exclusive jurisdiction of the state public service commissions. We expect the FCC to accelerate the growth of local service competition by aggressively utilizing such power.

We have petitioned the FCC for permission under the 1996 Act to offer full long distance services in South Carolina and Louisiana. The FCC has denied both petitions. We have been testing our operations support systems in Georgia and expect to file with the FCC during the second quarter of 2000. We do not know if the FCC will require further changes in our network interconnection elements and operating systems before it will approve such petitions. These changes could result in significant additional expenses and promote local service competition.

Our intrastate prices are regulated under price regulation plans provided by statute or approved by state public service commissions. Some plans are subject to periodic review and may require renewal. These commissions generally may require price reductions and other concessions from us as a condition to approving these plans.

BST is involved in numerous legal proceedings associated with state and federal regulatory matters, the disposition of which could materially impact its operating results and prospects. See Note O to the consolidated financial statements.

Competition

There are many competitive forces that impact our businesses. The 1996 Act removed the regulatory barriers to local service competition in the wireline market and required incumbent carriers such as us to open our networks to other carriers. In the wireless market, the auction of PCS licenses has created as many as six new wireless competitors in domestic markets in addition to resellers, and the deregulation of international communications markets has introduced new global competitors to nearly all of our international businesses.

We expect local service competition to steadily increase, particularly with respect to business customers. While competition for local service revenues could adversely affect our results of operations, opening of local markets can favorably impact qualification to offer in-region interLATA long distance wireline services.

The presence of multiple aggressive competitors in our domestic and international wireless markets makes it more difficult to attract new customers and retain existing ones. Furthermore, while we do not compete primarily on the basis of price, low prices offered by competitors attempting to obtain market share have pressured us to reduce prices and develop pricing plans attractive to lower usage customers. These trends are expected to continue and could adversely affect our results of operations in the future.

We plan to compete through aggressive marketing, competitive pricing, bundled services and technical innovation. We will offer consumers a full range of services—local, long distance, Internet access, wireless and more—while remaining committed to our high level of customer service and value.

Technology

We are continually upgrading our networks with digital and optical technologies, making them capable of delivering a full complement of voice and data services. This modernization of the network is critical to our success in providing the data connectivity demanded by customers and to compete with fiber networks being constructed or currently utilized by start-ups and cable companies. This effort will require investment of significant amounts of capital in the future.

Digital wireless technology is rapidly evolving and the development of a common roaming platform for digital wireless technologies could result in more intense competition and have an adverse effect on our results of operations.

International Operations

Our reporting currency is the US Dollar. However, most of our revenues are generated in the currencies of the countries in which we operate. In addition, many of our operations and equity investees hold US Dollar-denominated short- and long-term debt. The currencies of many Latin American countries have experienced substantial volatility and depreciation in the past. Declines in the value of the local currencies in which we are paid relative to the US Dollar will cause revenues to decrease and dollar-denominated liabilities to increase. Where we consider it to be economically feasible, we attempt to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts or similar instruments as a vehicle for hedging; however, a substantial amount of our exposures are unhedged.

The impact of a devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Our ability to raise prices is limited in many instances by government regulation of tariff rates. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business.

Economic, social and political conditions in Latin America are volatile, which may impair our operations. This volatility could make it difficult for us to continue development of our business, generate revenues or achieve or sustain profitability. Historically, volatility has been primarily caused by: mismanagement of monetary, exchange rate and/or fiscal policies; currency devaluations; significant governmental influence over many aspects of local economies; political and economic instability; unexpected changes in regulatory requirements; social unrest or violence; slow or negative economic growth; imposition of trade barriers; and wage and price controls.

Most or all of these factors have occurred at various times in the last two decades in our core Latin American markets. We have no control over these matters. Economic conditions in Latin America are generally less attractive than those in the US. Recent projections indicate that some Latin American countries, including Brazil and Argentina, will experience stagnant or negative growth rates in terms of their per capita gross domestic product. Poor social, political and economic conditions may inhibit use of our services which may adversely impact our business.

We are currently considering issuing a separately traded stock that would track our Latin American operations.

Year 2000 Disclosure

In 1997, we initiated a company-wide program to ensure that our date-sensitive information, telephony and business systems, and other certain equipment would properly recognize the Year 2000 as a result of the century change on January 1, 2000. The program focused on the hardware, software, embedded chips, third-party vendors and suppliers as well as third-party networks that were associated with the identified systems. We substantially completed the program during third quarter 1999 and our systems did not experience any significant disruptions as a result of the century change. In total, we have spent approximately $240 in external costs on this program through December 31, 1999 and do not expect to incur any significant additional costs related to Year 2000 compliance subsequent to 1999.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. This means that the standard must be adopted by us no later than January 1, 2001. We do not expect the adoption of this standard to have a material impact on results of operations, financial position or cash flows.

Cautionary Language Concerning Forward-Looking Statements

In addition to historical information, management's discussion and analysis contains forward-looking statements regarding events and financial trends that may affect our future operating results, financial position and cash flows. These statements are based on our assumptions and estimates and are subject to risks and uncertainties. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

Factors that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

  •
  a change in economic conditions in domestic or international markets where we operate or have material investments which would affect demand for our services;

  •
  the intensity of competitive activity and its resulting impact on pricing strategies and product offerings;

  •
  protracted delay in our entry into the interLATA long distance market;

  •
  higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;

  •
  unanticipated higher capital spending from, or delays in, the deployment of new technologies; and

  •
  unsatisfactory results in regulatory actions including access reform, universal service, terms of interconnection, unbundled network elements and resale rates.

This list of cautionary statements is not exhaustive. These and other developments could cause our actual results to differ materially from those forecast or implied in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which are current only as of the date of this filing. We have no obligation, and we do not intend, to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

41

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

Management maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. In addition, as part of its audit of these financial statements, PricewaterhouseCoopers LLP completed a review of the accounting controls to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied. Management has considered the internal auditor's and PricewaterhouseCoopers LLP's recommendations concerning the system of internal controls and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that the system of internal controls was adequate to accomplish the objectives discussed herein.

Management also recognizes its responsibility for fostering a strong ethical climate so that BellSouth's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is communicated to all employees through policies and guidelines addressing such issues as conflict of interest, safeguarding of BellSouth's real and intellectual properties, providing equal employment opportunities and ethical relations with customers, suppliers and governmental representatives. BellSouth maintains a program to assess compliance with these policies and our ethical standards through its Senior Vice President—Corporate Compliance and Corporate Secretary.

/s/ F. Duane Ackerman F. Duane Ackerman CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER
/s/ Ronald M. Dykes Ronald M. Dykes CHIEF FINANCIAL OFFICER

February 28, 2000

AUDIT COMMITTEE CHAIRMAN'S LETTER

The Audit Committee of the Board of Directors consists of four members who are neither officers nor employees of BellSouth Corporation. Information as to these persons, as well as their duties, is provided in the Proxy Statement. The Audit Committee met seven times during 1999 and reviewed with the Chief Corporate Auditor, PricewaterhouseCoopers LLP and management current audit activities, plans and the results of selected internal audits. The Audit Committee also reviewed the objectivity of the financial reporting process and the adequacy of internal controls. The Audit Committee recommended, subject to shareholder ratification, the appointment of the independent accountants and considered factors relating to their independence. In addition, the Audit Committee provided guidance in matters regarding ethical considerations and business conduct, reviewed the operations of political action committees and monitored compliance with laws and regulations. The Audit Committee met privately with the Chief Corporate Auditor and PricewaterhouseCoopers LLP on occasion to encourage confidential discussions as to any auditing matters.

/s/ REUBEN V. ANDERSON

Reuben V. Anderson
CHAIRMAN, AUDIT COMMITTEE

February 28, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders
BellSouth Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and shareholders' equity and comprehensive income present fairly, in all material respects, the financial position of BellSouth Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note A to the consolidated financial statements, in 1999 BellSouth Corporation adopted AICPA Statement of Position 98-1 and changed its method of accounting for internal-use software development costs.

/s/ PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
February 3, 2000 (except for Note R, as to which the date is February 24, 2000)

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended December 31,
	1999	1998	1997
Operating Revenues:
Wireline communications:
Local service	$10,887	$10,033	$9,017
Network access	4,761	4,632	4,483
Long distance	608	713	734
Other wireline	1,198	1,023	944

Total wireline communications	17,454	16,401	15,178
Domestic wireless	3,191	2,723	2,581
International operations	2,289	1,995	948
Advertising and publishing	2,010	1,891	1,837
Other	280	113	17

Total Operating Revenues	25,224	23,123	20,561

Operating Expenses:
Operational and support expenses	13,796	12,862	11,221
Depreciation and amortization	4,671	4,357	3,964
Provision for asset impairment	320	—	—

Total Operating Expenses	18,787	17,219	15,185

Operating Income	6,437	5,904	5,376
Interest Expense	1,030	837	761
Gain on Sale of Operations	55	335	787
Net Equity in Earnings (Losses) of Unconsolidated Businesses	(169)	92	(242)
Other Income, net	195	257	261

Income Before Income Taxes	5,488	5,751	5,421
Provision for Income Taxes	2,040	2,224	2,151

Income Before Extraordinary losses	3,448	3,527	3,270
Extraordinary loss on Early Extinguishment Of Debt, net of tax	—	—	(9)

Net Income	$3,448	$3,527	$3,261

Weighted-Average Common Shares Outstanding:
Basic	1,898	1,970	1,984
Diluted	1,916	1,984	1,989
Earnings Per Share:
Basic	$1.82	$1.79	$1.64
Diluted	$1.80	$1.78	$1.64
Dividends Declared Per Common Share	$.76	$.73	$.72

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED BALANCE SHEETS
 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	December 31, 1999	December 31, 1998
ASSETS
Current Assets:
Cash and cash equivalents	$1,069	$3,003
Temporary cash investments	323	184
Accounts receivable, net of allowance for uncollectibles of $312 and $251	5,177	4,629
Material and supplies	451	431
Other current assets	367	459

Total Current Assets	7,387	8,706

Investments and Advances	6,097	2,861
Property, Plant and Equipment, net	24,631	23,940
Deferred Charges and Other Assets	1,564	1,028
Intangible Assets, net	3,774	2,875

Total Assets	$43,453	$39,410

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Debt maturing within one year	$7,653	$3,454
Accounts payable	1,961	2,219
Other current liabilities	3,781	3,477

Total Current Liabilities	13,395	9,150

Long-Term Debt	9,113	8,715

Noncurrent Liabilities:
Deferred income taxes	2,705	2,512
Unamortized investment tax credits	126	167
Other noncurrent liabilities	3,299	2,756

Total Noncurrent Liabilities	6,130	5,435

Shareholders' Equity:
Common stock, $1 par value (4,400 shares authorized; 1,883 and 1,950 shares outstanding)	2,020	2,020
Paid-in capital	6,771	6,766
Retained earnings	11,456	9,479
Accumulated other comprehensive income	(358)	(64)
Shares held in trust and treasury	(4,798)	(1,752)
Guarantee of ESOP debt	(276)	(339)

Total Shareholders' Equity	14,815	16,110

Total Liabilities and Shareholders' Equity	$43,453	$39,410

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (IN MILLIONS)

	For the Years Ended December 31,
	1999	1998	1997
Cash Flows from Operating Activities:
Net income	$3,448	$3,527	$3,261
Adjustments to net income:
Depreciation and amortization	4,671	4,357	3,964
Provision for asset impairment	320	—	—
Provision for uncollectibles	365	334	304
Pension income	(421)	(259)	(164)
Net equity in losses (earnings) of unconsolidated businesses	169	(92)	242
Dividends received from unconsolidated businesses	97	174	198
Minority interests in income of subsidiaries	57	33	34
Deferred income taxes and investment tax credits	(54)	304	243
Gain on sale of operations	(55)	(335)	(787)
Additional income from settlement of loans	—	(102)	—
Extraordinary loss on early extinguishment of debt	—	—	15
Net change in:
Accounts receivable and other current assets	(860)	(458)	(742)
Accounts payable and other current liabilities	49	300	580
Deferred charges and other assets	(86)	1	(125)
Other liabilities and deferred credits	316	(58)	53
Other reconciling items, net	183	15	(37)

Net cash provided by operating activities	8,199	7,741	7,039

Cash Flows from Investing Activities:
Capital expenditures	(6,200)	(5,212)	(4,858)
Investments in and advances to unconsolidated businesses	(3,799)	(637)	(1,083)
Purchases of licenses and other intangible assets	(240)	(559)	(328)
Proceeds from sale of operations	215	410	1,000
Purchases of short-term investments	(221)	(376)	(233)
Proceeds from disposition of short-term investments	59	210	267
Proceeds from repayment of loans and advances	83	432	59
Other investing activities, net	137	105	227

Net cash used for investing activities	(9,966)	(5,627)	(4,949)

Cash Flows from Financing Activities:
Net borrowings (repayments) of short-term debt	4,070	(71)	879
Proceeds from long-term debt	522	1,752	645
Repayments of long-term debt	(217)	(782)	(692)
Dividends paid	(1,449)	(1,420)	(1,428)
Purchase of treasury shares	(3,120)	(1,261)	(157)
Other financing activities, net	27	101	55

Net cash used for financing activities	(167)	(1,681)	(698)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,934)	433	1,392
Cash and Cash Equivalents at Beginning of Period	3,003	2,570	1,178

Cash and Cash Equivalents at End of Period	$1,069	$3,003	$2,570

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME
 (IN MILLIONS)

			Amount
	Number of Shares
							Shares Held In Trust and Treasury
	Common Stock	Shares Held In Trust and Treasury	Common Stock	Paid-in Capital	Retained Earnings	Accum. Other Compre- hensive Income		Guarantee of ESOP Debt	Total
		(a)					(a)
Balance at December 31, 1996	1,009	(18)	$1,009	$7,672	$5,541	$25	$(532)	$(466)	$13,249
Net income					3,261				3,261
Other comprehensive income, net of tax:
Foreign currency translation adjustments						11			11

Total comprehensive income									3,272
Dividends declared					(1,428)				(1,428)
Share issuance for employee benefit plans		2		(25)			85		60
Share issuance by grantor trust	1	(1)	1	59			(60)		—
Acquisition–related transactions		2		8			89		97
Purchase of treasury stock		(3)					(157)		(157)
ESOP activities and related tax benefit					8			64	72

Balance at December 31, 1997	1,010	(18)	$1,010	$7,714	$7,382	$36	$(575)	$(402)	$15,165

Two-for-one stock split (Note H)	1,010	(19)	1,010	(1,010)					—
Net income					3,527				3,527
Other comprehensive income, net of tax:
Foreign currency translation adjustment						(100)			(100)

Total comprehensive income									3,427
Dividends declared					(1,435)				(1,435)
Share issuance for employee benefit plans		3		(36)	(2)		89		51
Acquisition–related transactions		1		92			33		125
Purchase of treasury stock		(36)					(1,261)		(1,261)
Purchase of stock by grantor trusts		(1)					(38)		(38)
Tax benefit related to stock options				6					6
ESOP activities and related tax benefit					7			63	70

Balance at December 31, 1998	2,020	(70)	$2,020	$6,766	$9,479	$(64)	$(1,752)	$(339)	$16,110

Net income					3,448				3,448
Other comprehensive income, net of tax:
Foreign currency translation adjustment						(134)			(134)
Net unrealized losses on securities						(115)			(115)
Minimum pension liability adjustment						(45)			(45)

Total comprehensive income									3,154
Dividends declared					(1,436)				(1,436)
Share issuances for employee benefit plans		2			(45)		77		32
Purchase of treasury stock		(70)					(3,120)		(3,120)
Purchase of stock by grantor trust							(3)		(3)
Tax benefit related to stock options				5					5
ESOP activities and related tax benefit					10			63	73

Balance at December 31, 1999	2,020	(138)	$2,020	$6,771	$11,456	$(358)	$(4,798)	$(276)	$14,815

(a)
Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of December 31, 1999, there were approximately 36 shares held in trust and 102 shares held in treasury.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE A—ACCOUNTING POLICIES

     In this report, BellSouth Corporation and it subsidiaries are referred to as "we" or "BellSouth".

ORGANIZATION

We are an international telecommunications company headquartered in Atlanta, Georgia. For management purposes, our operations are organized into four reportable segments: wireline communications; domestic wireless; international operations; advertising and publishing; and an "other" segment.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of BellSouth and subsidiaries in which we have a controlling financial interest. Investments in businesses which we do not control, but have the ability to exercise significant influence over operations and financial policies, are accounted for using the equity method. We report our results on a calendar-year basis, except for our domestic wireless and international operations which we report on a one-month lag basis. All significant intercompany transactions and accounts have been eliminated. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year's presentation.

USE OF ESTIMATES

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Such financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investments with an original maturity of over three months to one year are not considered cash equivalents and are included as temporary cash investments in the consolidated balance sheets. Interest income on cash equivalents, temporary cash investments and other interest-bearing instruments was $144 for 1999, $313 for 1998 and $193 for 1997.

MATERIAL AND SUPPLIES

New and reusable material is carried in inventory, principally at average original cost, except that specific costs are used in the case of large individual items. Nonreusable material is carried at estimated salvage value.

PROPERTY, PLANT AND EQUIPMENT

The investment in property, plant and equipment is stated at original cost. For plant dedicated to providing regulated telecommunications services, depreciation is based on the composite group remaining life method of depreciation and straight-line composite rates determined on the basis of equal life groups of certain categories of telephone plant acquired in a given year. When depreciable telephone plant is disposed of, the original cost less net salvage value is charged to accumulated depreciation. The cost of other property, plant and equipment is depreciated using either straight-line or accelerated methods over the estimated useful lives of the assets. Gains or losses on disposal of other depreciable property, plant and equipment are recognized in the year of disposition as an element of other income, net.

INTANGIBLE ASSETS

Intangible assets consist primarily of the excess consideration paid over the fair value of net tangible assets acquired in business combinations, and include amounts allocated to acquired licenses and customer lists. These assets are being amortized using the straight-line and accelerated methods over periods of benefit that do not exceed 40 years. Intangible assets also include amounts capitalized for computer software costs, which are amortized over periods of benefit of 3 to 5 years.

The carrying value of intangible assets is periodically reviewed to determine whether such intangibles are fully recoverable from projected net cash flows of the related business unit. Amortization of such intangibles was $273 for 1999, $135 for 1998 and $58 for 1997. Accumulated amortization of intangibles was $740 at December 31, 1999 and $462 at December 31, 1998.

FOREIGN CURRENCY

Assets and liabilities of foreign subsidiaries and equity investees with a functional currency other than US Dollars are translated into US Dollars at exchange rates in effect at the end of the reporting period. Foreign entity revenues and expenses are translated into US

Dollars at the average rates that prevailed during the period. The resulting net translation gains and losses are reported as foreign currency translation adjustments in shareholders' equity as a component of other accumulated comprehensive income. Operations in countries with hyperinflationary economies consider the US Dollar the functional currency.

Exchange gains and losses on transactions and equity investments denominated in a currency other than their functional currency are generally included in results of operations as incurred unless the transactions are hedged (see "Derivative Financial Instruments" below).

DERIVATIVE FINANCIAL INSTRUMENTS

We generally enter into derivative financial instruments only for hedging purposes. Deferral accounting is applied when the derivative reduces the risk of the underlying hedged item effectively as a result of high inverse correlation with the value of the underlying exposure. If a derivative instrument either initially fails or later ceases to meet the criteria for deferral or settlement accounting, any subsequent gains or losses are recognized currently in income.

REVENUE RECOGNITION

Revenues are recognized when earned. Certain revenues derived from local telephone and wireless services are billed monthly in advance and are recognized the following month when services are provided. Print advertising and publishing revenues and related directory costs are recognized upon publication of directories. Revenues derived from other telecommunications services, principally network access, long distance and wireless airtime usage, are recognized monthly as services are provided. Allowances for uncollectible billed services are adjusted monthly. The provision for such uncollectible accounts was $365 for 1999, $334 for 1998 and $304 for 1997.

MAINTENANCE AND REPAIRS

The cost of maintenance and repairs of plant, including the cost of replacing minor items not resulting in substantial betterments, is charged to operating expenses.

ADVERTISING

We expense advertising costs as they are incurred. Our total advertising expense was $539 for 1999, $509 for 1998 and $395 for 1997.

INCOME TAXES

The consolidated balance sheets reflect deferred tax balances associated with the anticipated tax impact of future income or deductions implicit in the consolidated balance sheets in the form of temporary differences. Temporary differences primarily result from the use of accelerated methods and shorter lives in computing depreciation for tax purposes.

For financial reporting purposes, we are amortizing deferred investment tax credits earned prior to the 1986 repeal of the investment tax credit and also some transitional credits earned after the repeal. The credits are being amortized as a reduction to the provision for income taxes over the estimated useful lives of the assets to which the credits relate.

EARNINGS PER SHARE

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

	1999	1998	1997
Basic common shares outstanding	1,898	1,970	1,984
Incremental shares from stock options	18	14	5

Diluted common shares outstanding	1,916	1,984	1,989

The earnings amounts used for per-share calculations are the same for both the basic and diluted methods.

ADOPTION OF NEW ACCOUNTING STANDARD

In the first quarter of 1999, we adopted a new accounting standard (SOP 98-1) related to the capitalization of certain costs for internal-use software development. Adoption of the new standard caused an increase in earnings as a result of the capitalization of costs that had previously been expensed. The impacts on income before income taxes, net income and earnings per share were as follows:

1999
Income before income taxes	$452

Net income	$285

Earnings per share	$.15

The adoption also changed the classification of these expenditures in the consolidated statements of cash flows from operating to investing activities.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. This means that the standard must be adopted by us no later than January 1, 2001. We do not expect the adoption of this standard will have a material impact on results of operations, financial position or cash flows.

NOTE B—PARTNERSHIPS, ACQUISITIONS AND DIVESTITURES

We have completed various transactions to further our strategy of expanding our core operations and divested of interests that no longer meet our strategic objectives. A summary of significant transactions follows:

DOMESTIC WIRELESS

Our domestic wireless equity method investments consist primarily of noncontrolling interests in partnerships serving the Los Angeles and Houston/ Galveston Metropolitan Service Areas. In 1998, we contributed our interests in these partnerships into a new joint venture with AT&T. AT&T contributed its ownership interests and $1,000 into the joint venture. Our ownership shares changed from 60.0% to 44.4% for Los Angeles, from 43.6% to 44.4% for Houston and from 36.6% to 38.8% for Galveston. As a result of the reorganization, our proportionate share of the net assets of the new venture exceeded our aggregate book investment balance. The related excess totaled $408 at December 31, 1999 and $422 at December 31, 1998, and is being amortized into income using the straight-line method over a period of approximately 30 years.

INTERNATIONAL OPERATIONS

1999

We invested $20 in a venture in Guatemala that won rights to three PCS licenses which cover a substantial portion of the country.

We also raised our ownership interest in our Peruvian communications company through a series of transactions totalling $238, increasing our ownership from 59% to 97%.

1998

We purchased additional ownership interests in existing wireless operations in Venezuela, Brazil and Ecuador for approximately $536.

1997

In early 1997, we acquired a 59% interest in Tele2000, a Peruvian communications company, for approximately $136 in cash. We also acquired a 61% stake in one of two nationwide wireless telephone companies in Ecuador for $155 in cash. We invested approximately $600 for noncontrolling stakes in two Brazilian ventures that won licenses to provide cellular services in São Paulo and six northeastern Brazilian states.

In September 1997, we acquired an additional 7% interest and gained a controlling seat on the Board of Directors of our wireless operation in Venezuela. Accordingly, we began consolidating the operating results and cash flows after the step acquisition.

In all transactions, the excess of the respective purchase price over the net book value of the assets acquired was allocated to customer lists, wireless licenses or goodwill. The excess consideration paid over net assets acquired, along with other intangible assets, is being amortized using either straight-line or accelerated methods over periods of benefit, which do not exceed 40 years.

ADVERTISING AND PUBLISHING

During 1999, we acquired a non-controlling 40% interest in OESP Midia, a directory publishing business in Brazil for approximately $23. This investment is accounted for using the equity method. In addition, we acquired 100% of Listel, a directory publishing business in Brazil, for total consideration of approximately $115. This business is accounted for using the consolidation method.

For both transactions, the excess of the respective purchase price over the net book value of the assets acquired was assigned to goodwill, and is being amortized over 15 years using the straight-line method.

WIRELESS DATA

Prior to 1998, we were partners with RAM Broadcasting Corporation (RAM) in an entity that owned and operated wireless data communications networks in the US, the UK and various other countries. During 1998, we purchased the issued and outstanding stock of RAM. As a result of the transaction, we hold a 90% interest in the US operations and a 100% interest in the UK operations. Accordingly, these operations were consolidated at December 31, 1998.

DIVESTITURES

1999

We sold our 100% interest in Honolulu Cellular to AT&T for total proceeds of $194. The pretax gain on the sale was $39 ($23 after tax).

We sold our 100% interest in a wireless property located in Dothan, Alabama for total proceeds of $21. The pretax gain on the sale was $16 ($10 after tax).

1998

We sold our 65% ownership interest in BellSouth New Zealand to Vodafone Group Plc for total proceeds of $254. The pretax gain on the sale was $180 ($110 after tax).

1997

We sold a 24.5% interest in Optus Communications to Cable and Wireless, a UK telecommunications company. The pretax gain on the sale was $578 ($352 after tax).

We sold a 20% interest in ITT World Directories (ITTWD) to ITT Corporation (ITT) for total proceeds of $265. The pretax gain on such sale was $209 ($128 after tax). The sale agreement contained certain provisions that called for additional sales proceeds to be paid to us in the event that ITT subsequently resold ITTWD above a certain price. As a result of ITT's subsequent sale of ITTWD, we received additional proceeds that resulted in a pretax gain of $155 ($96 after tax) in the first quarter of 1998.

We sold our 14.3% interest in Bell Communications Research, Inc. (Bellcore) for total proceeds of $65. The pretax gain on the sale, included as a component of other income, net, was $38 ($23 after tax).

NOTE C—INVESTMENTS AND ADVANCES

We hold investments in various domestic and international partnerships and ventures which are accounted for under the equity method. We also hold investments in equity securities which are accounted for under the cost method. Investments and advances at December 31 consists of the following:

	1999	1998
Investments accounted for under the equity method	$1,938	$2,148
Investments accounted for under the cost method	3,469	7
Advances to and notes receivable from affiliates	690	706

Investments and Advances	$6,097	$2,861

EQUITY METHOD INVESTMENTS

Ownership in equity investments at December 31 is as follows:

	1999	1998
AB Cellular (US)(1)	44.4%	44.4%
Abiatar (Uruguay)	46.0%	46.0%
BellSouth Guatemala(2)	60.0%	—
BellSouth Nicaragua(3)	49.0%	49.0%
BellSouth Panama	43.7%	42.0%
BCP—São Paulo (Brazil)	44.5%	44.5%
BSE—Northeast (Brazil)	46.8%	46.8%
Cellcom (Israel)	34.8%	34.8%
E-Plus (Germany)	22.5%	22.5%
OESP Midia	40.0%	—
Sonofon (Denmark)	46.5%	46.5%
Skycell (India)	24.5%	24.5%

(1)
AB Cellular consists of our interest in a joint venture that owns and controls cellular partnerships serving the Los Angeles, Houston and Galveston metropolitan service areas. We share voting control of AB Cellular with AT&T wireless.
(2)
This investment is accounted for under the equity method due to the existence of significant minority rights that limit our ability to exercise unilateral control over the operation.
(3)
We have an option to purchase an additional 40% subject to foreign ownership rules.

SUMMARY FINANCIAL INFORMATION OF EQUITY INVESTEES

A summary of combined financial information as reported by our equity investees is set forth below:

	1999	1998
Balance Sheet Information:
Current assets	$2,619	$1,355
Noncurrent assets	8,595	7,004
Current liabilities	1,505	1,424
Noncurrent liabilities	6,130	6,009
	1999	1998	1997
Income Statement Information:
Revenues	$5,398	$3,786	$2,734
Operating Income	450	165	6
Net Loss	(767)	(116)	(321)

Brazil Devaluation

In mid January 1999, the Brazilian Government changed its foreign exchange policy, extinguishing the exchange band through which it had managed the range of the fluctuation of the Real in relation to the US Dollar, allowing the market to freely determine the exchange rate. As a consequence of this change, the Real devalued significantly in relation to the US Dollar in early 1999. The devaluation and subsequent fluctuations in the exchange rate resulted in our Brazilian wireless properties recording net currency losses related to their net US Dollar-denominated liabilities. Our share of the foreign currency losses was $308 for 1999.

COST METHOD INVESTMENTS

We have investments in marketable securities, primarily common stocks, which are accounted for under the cost method. These investments are comprised primarily of a 10% equity interest in Qwest Communications International Inc. and are classified as available-for-sale under SFAS 115. Under SFAS 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) recorded in accumulated other comprehensive income (loss) in our statement of changes in shareholders' equity and comprehensive income. The fair values of our investments in marketable securities are determined based on market quotations. The table below shows certain summarized information related to these investments at December 31, 1999:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment in Qwest	$3,500	$—	$318	$3,182
Other investments	157	130	—	287

Total	$3,657	$130	$318	$3,469

We held no significant investments in marketable securities at December 31, 1998.

ADVANCES AND NOTES RECEIVABLE

In addition to our equity investments, we have made advances to our partnerships in Brazil and Israel. These advances bear interest varying at rates based on LIBOR, mature between 2004 and 2006, and totaled $433 at December 31, 1999 and $437 at December 31, 1998.

We have noncontrolling financial interests ranging from 70% to 80% in the CSL Ventures and 1155 Peachtree Associates real estate partnerships. We have notes receivable from and advances to these partnerships totaling $161 at December 31, 1999 and 1998. The notes bear interest at rates ranging from 6.31% to 7.88% while the advances bear interest at the federal funds rate plus .30%. Principal amounts outstanding at December 31, 1999 are due and payable to us between November 14, 2001 and January 15, 2038. The instruments require periodic payments of interest and are collateralized by various real estate holdings.

From 1993 to 1998, we had a credit agreement with Prime South Diversified, Inc. (Prime) to provide up to $250 in financing. During 1998, Prime sold certain investments which collateralized the loan. As specified in the loan agreement, we were repaid the full principal balance as well as amounts for contingent interest, prepayment penalties and regular interest. As a result, in 1998, we recorded additional income of $102 ($62 after tax) for the amount related to the proceeds from contingent interest and prepayment penalties.

NOTE D—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

	Estimated Depreciable Lives (In Years)	1999	1998
Outside plant	12—20	$23,325	$22,496
Central office equipment	8—10	21,302	20,056
Operating and other equipment	5—15	6,676	6,262
Building and building improvements	25—45	4,866	4,485
Furniture and fixtures	10—15	2,995	3,089
Station equipment	6	606	563
Land	—	226	207
Plant under construction	—	1,013	816

		61,009	57,974
Less: Accumulated depreciation		36,378	34,034

Property, Plant and Equipment, net		$24,631	$23,940

ASSET IMPAIRMENT LOSS

In June 1999, we executed a contract with Ericsson to replace infrastructure equipment, including switches, base stations and software, in 14 wireless markets in the southeastern United States. The new equipment is intended to improve network performance and to lay the foundation for migration of the network to Third Generation wireless (3G) and wireless Internet. We expect the conversion to be substantially completed by December 2000.

The planned disposals of the existing infrastructure equipment require an evaluation of asset impairment in accordance with SFAS 121. As a result, a non-cash charge of $320 ($187 after tax) was recorded in the second quarter of 1999 to write these assets down to their fair market value, which was estimated by discounting the expected future cash flows of these assets through the date of disposal. We will continue to use the assets until the conversion process has been completed and depreciate the remaining net book value over this period.

NOTE E—OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows at December 31:

	1999	1998
Advanced billing and customer deposits	$944	$754
Taxes accrued	772	645
Salaries and wages payable	383	351
Interest and rents accrued	379	340
Dividends payable	364	379
Compensated absences	263	254
Deferred taxes	193	207
Other	483	547

Other Current Liabilities	$3,781	$3,477

NOTE F—DEBT

DEBT MATURING WITHIN ONE YEAR

Debt maturing within one year is summarized as follows at December 31:

	1999	1998
Short-term notes payable:
Bank loans	$258	$765
Commercial paper	6,896	2,378
Current maturities of long-term debt	499	311

Debt maturing within one year	$7,653	$3,454

Weighted-average interest rate at end of period:
Bank loans	7.41%	7.85%
Commercial Paper	5.90%	5.30%

We have committed credit lines aggregating $3,141 with various banks. Borrowings under the committed credit lines totaled $587 at December 31, 1999 and $634 at December 31, 1998. We also maintain uncommitted lines of credit aggregating $580. Borrowings under the uncommitted lines of credit totaled $149 at December 31, 1999 and $45 at December 31, 1998. There are no significant commitment fees or requirements for compensating balances associated with any lines of credit.

LONG-TERM DEBT

Long-term debt, summarized below, consists primarily of debentures and notes issued by BellSouth Telecommunications (BST). Debt issued by BellSouth Capital Funding Corporation (Capital Funding) is used to finance the businesses of BellSouth Enterprises and the unregulated subsidiaries of BST. We have guaranteed Capital Funding's debt securities. Interest rates and maturities in the table below are for the amounts outstanding at December 31:

		1999	1998
BellSouth Telecommunications, Inc.
4.38%—6%	2000—2045	$1,495	$1,495
6.13%—7%	2000—2033	3,207	3,219
7.5%—8.25%	2032—2035	1,150	1,150
6.65%—7%	2095	665	654

		6,517	6,518
BellSouth Capital Funding Corporation
5.38%—7.38%	2002—2039	1,317	969
7.12%	2097	500	500
Guarantee of ESOP debt
9.13%—9.19%		391	467
Other		933	602
Unamortized discount, net of premium		(46)	(30)

		9,612	9,026
Current maturities		(499)	(311)

Long-term debt		$9,113	$8,715

Maturities of long-term debt outstanding (principal amounts) at December 31, 1999 are summarized below. Maturities after the year 2004 include $500 principal amount of 6.65% Debentures due in 2095. At December 31, 1999, such debentures had an accreted book value of $165.

Maturities
2000	$499
2001	439
2002	388
2003	761
2004	481
Thereafter	7,425

Total	$9,993

In 1998, BST issued $500 of 6% Reset Put Securities (REPS) due June 15, 2012. REPS are a debt instrument with embedded put and call option features. The REPS are subject to mandatory redemption from the existing holders on June 15, 2002 through either (i) the exercise by the callholder of its right to purchase the REPS or (ii) the repurchase of the REPS by BST. If the call option is exercised, the callholder will, based on BST's then current credit spreads, determine the interest to be paid on the REPS.

At December 31, 1999, we had shelf registration statements on file with the Securities and Exchange Commission under which $4.7 billion of debt securities could be publicly offered.

NOTE G—OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are summarized as follows at December 31:

	1999	1998
Deferred credits	$798	$151
Postretirement benefits other than pensions (Note I)	697	792
Compensation related	625	544
Minority interests	391	451
Accrued pension cost (Note I)	296	470
Postemployment benefits	286	243
Other	206	105

Other noncurrent liabilities	$3,299	$2,756

Deferred credits are primarily comprised of deferred rental revenue generated by the sublease of our wireless communications towers. For more information, see Note P.

NOTE H—SHAREHOLDERS' EQUITY

STOCK SPLIT

In November 1998, our Board of Directors approved a two-for-one stock split effected in the form of a stock dividend. Each shareholder of record as of December 3, 1998 received on December 24, 1998 one additional share of common stock for each share owned as of the record date. As a result of the split, 1,010,156,851 shares were issued and $1,010 was transferred from paid-in capital to common stock. Also in November 1998, our Board of Directors approved an increase in the number of authorized shares of common stock to 4,400,000,000 from 2,200,000,000. Amounts related to common shares for all periods presented have been restated to reflect the stock split.

PREFERRED STOCK AUTHORIZED

Our articles of incorporation authorize 100 million shares of cumulative first preferred stock having a par value of $1 per share, of which 30 million shares have been reserved and designated series B for possible issuance under a shareholder rights plan. As of December 31, 1999, no preferred shares had been issued. The series A first preferred stock was created for a previous shareholder rights plan which has expired.

SHAREHOLDER RIGHTS PLAN

In 1999, we adopted a shareholder rights plan by declaring a dividend of one right for each share of common stock then outstanding and to be issued thereafter. Each right entitles shareholders to buy one one-thousandth of a share of series B first preferred stock for $200.00 per share. The rights may be exercised only if a person or group acquires 10% of the common stock of BellSouth without the prior approval of the Board of Directors or announces a tender or exchange offer that would result in ownership of 10% or more of the common stock. If a person or group acquires 10% of BellSouth's stock without prior Board approval, other shareholders are then allowed to purchase BellSouth common stock (or units of preferred stock with the same voting and economic characteristics) at half price. The rights currently trade with BellSouth common stock and may be redeemed by the Board of Directors for one cent per right until they become exercisable, and thereafter under certain circumstances. The rights expire in December 2009.

SHARES HELD IN TRUST AND TREASURY

During 1996 and 1997, we issued shares to grantor trusts to provide partial funding for the benefits payable under certain nonqualified benefit plans. The trusts are irrevocable, and assets contributed to the trusts can only be used to pay such benefits with certain exceptions. At December 31, 1999 and 1998, the assets held in the trusts consist of cash and 35.7 million and 35.6 million shares of BellSouth common stock. Of the total shares of BellSouth common stock held by the trusts, 31.9 million were issued directly from us to the trusts out of previously unissued shares and 3.8 million shares were acquired in open market transactions through use of the trusts' funds.

The total cost of the shares issued by us as of the date of funding the trusts is included in common stock and paid-in capital; however, because these shares are not considered outstanding for financial reporting purposes, the shares are included within shares held in trust and treasury, a reduction to shareholders' equity. In addition, there is no earnings per share impact of these shares. The cost of shares acquired in open market purchases by the trusts are also included in shares held in trust and treasury.

In addition to shares held by the grantor trusts, shares held in trust and treasury includes treasury shares purchased in connection with our announced plan to repurchase shares of our common stock. In 1999 and 1998, we purchased 69.7 million and 36.2 million shares for an aggregate of $3,120 and $1,261. A total of 1.9 million and 4.3 million shares were reissued under various employee benefit plans and for other purposes. We completed the share repurchase program during May 1999.

Shares held in trust and treasury, at cost, as of December 31, 1999 and 1998 are comprised of the following:

	1999
	Shares	Amount
Shares held by grantor trusts	35,653,926	$560
Shares held in treasury	102,113,220	4,238

Shares held in trust and treasury	137,767,146	$4,798

	1998
	Shares	Amount
Shares held by grantor trusts	35,578,926	$557
Shares held in treasury	34,316,794	1,195

Shares held in trust and treasury	69,895,720	$1,752

GUARANTEE OF ESOP DEBT

The amount equivalent to the guarantee of the amortizing notes issued by our ESOP trusts is presented as a reduction to shareholders' equity. The amount recorded as a decrease in shareholders' equity represents the cost of unallocated BellSouth common stock purchased with the proceeds of the amortizing notes and the timing difference resulting from the shares allocated accounting method. (See Note I.)

NOTE I—EMPLOYEE BENEFIT PLANS

     PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Substantially all of our nonrepresented and represented employees are covered by noncontributory defined benefit pension plans, as well as postretirement health and life insurance welfare plans. Principal plans are discussed below; other plans are not significant individually or in the aggregate.

The pension plan covering nonrepresented employees is a cash balance plan, which provides pension benefits determined by a combination of compensation-based service and additional credits and individual account-based interest credits. The cash balance plan is subject to a minimum benefit determined under a plan in existence for nonrepresented employees prior to July 1, 1993 which provided benefits based upon credited service and employees' average compensation for a specified period. The minimum benefit under the prior plan is generally applicable to employees who are eligible to retire before January 1, 2006. The 1999 and 1998 projected benefit obligations assume interest and additional credits greater than the minimum levels specified in the written plan. Pension benefits provided for represented employees are based on specified benefit amounts and years of service through 1998. During 1998, we established a cash balance plan for represented employees based upon an initial cash balance amount, negotiated pension band increases and interest credits effective January 1, 1999. The cash balance plan is subject to a minimum benefit determined under a plan in existence for represented employees who were participants prior to January 1, 1999 and who are eligible to retire. The 1999 and 1998 represented pension obligations include the projected effect of future bargained-for improvements. The accounting for the represented health care plan does not anticipate future adjustments to the cost-sharing arrangements provided for in the written plan for employees who retire after December 31, 1991. The accounting for the nonrepresented health care plan anticipates certain cost-sharing adjustments for employees who retire after December 31, 1991. The adjustments consider past practice but are not provided for in the written plan.

The following tables summarize benefit costs, as well as the assumptions, the benefit obligations, changes in plan assets and funded status at or for the year ended December 31:

Pension Benefits

	1999	1998	1997
Components of net pension income:
Service cost	$185	$273	$247
Interest cost	911	841	818
Expected return on plan assets	(1,449)	(1,209)	(1,101)
Amortization of prior service cost	40	(40)	(3)
Amortization of actuarial gain	(87)	(103)	(104)
Amortization of transition asset	(21)	(21)	(21)

Net pension income	$(421)	$(259)	$(164)

Weighted-average assumptions as of December 31:
Discount rate	7.75%	6.75%	7.00%
Expected return on plan assets	9.00%	8.25%	8.25%
Rate of compensation increase	4.80%	5.10%	5.00%
	1999	1998
Change in benefit obligation:
Benefit obligation at the beginning of the year	$13,504	$12,335
Service cost	185	273
Interest cost	911	841
Amendments	(13)	670
Actuarial (gain) or loss	(735)	319
Benefits and lump sums paid	(892)	(932)
Curtailments	—	(4)
Special termination benefits	—	2

Benefit obligation at the end of the year	$12,960	$13,504

Change in plan assets:
Fair value of plan assets at beginning of year	$17,983	$17,313
Actual return on plan assets	3,472	1,602
Benefits and lump sums paid	(892)	(932)

Fair value of plan assets at end of year	$20,563	$17,983

Funded status:
As of end of year	$7,603	$4,479
Unrecognized prior service cost	326	380
Unrecognized net (gain) or loss	(7,383)	(4,714)
Unrecognized net (asset) or obligation	(68)	(89)

Prepaid or (accrued) benefit cost	$478	$56

Retiree Health and Life

	1999	1998	1997
Components of net postretirement benefit cost:
Service cost	$45	$34	$37
Interest cost	273	263	263
Expected return on plan assets	(207)	(167)	(149)
Amortization of prior service cost	52	35	34
Amortization of actuarial (gain)/loss	2	(4)	(2)
Amortization of transition obligation	82	82	83

Net postretirement benefit cost	$247	$243	$266

Weighted-average assumptions as of December 31:
Discount rate	7.75%	6.75%	7.00%
Expected return on plan assets	8.00%	7.75%	7.75%
Rate of compensation increase	4.80%	5.10%	5.00%
Health care cost trend rate	8.00%	8.50%	8.00%
	1999	1998
Change in benefit obligation:
Benefit obligation at the beginning of the year	$4,690	$3,879
Service cost	45	34
Interest cost	273	263
Amendments	195	110
Actuarial (gain) or loss	1	651
Benefits and lump sums paid	(271)	(247)

Benefit obligation at the end of the year	$4,933	$4,690

Change in plan assets:
Fair value of plan assets at beginning of year	$2,845	$2,597
Actual return on plan assets	478	224
Employer contribution	357	262
Plan participants' contributions	11	9
Benefits and lump sums paid	(270)	(247)

Fair value of plan assets at end of year	$3,421	$2,845

Funded status:
As of end of year	$(1,512)	$(1,845)
Unrecognized prior service cost	305	162
Unrecognized net (gain) or loss	(44)	243
Unrecognized net (asset) or obligation	658	740

Prepaid or (accrued) benefit cost	$(593)	$(700)

The health care cost trend rate used to value the accumulated postretirement obligation in 1999 and 1998 is assumed to decrease to 6% by 2003. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 1999:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$25	$(20)
Effect on postretirement benefit obligation	$369	$(307)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Retiree Health and Life
	1999	1998	1999	1998
Prepaid benefit cost	$774	$526	$104	$92
Accrued benefit liability	(296)	(470)	(697)	(792)

Effective December 31, 1997, the nonrepresented cash balance plans were recombined from six into one cash balance plan. Although only one nonrepresented cash balance plan exists, separate demographic pools are maintained to generate pension income based upon specific company information. The change in net pension income and net postretirement benefit cost is affected by several variables, including changes in actuarial assumptions such as discount rate, return on plan assets and plan amendments. The consolidated net pension income and postretirement benefit cost amounts above are exclusive of curtailment effects reflected in the work force reduction activity and do not reflect pension curtailment gains in the amount of $9 and $36 in 1998 and 1997.

We also maintain a nonqualified supplemental retirement plan for certain employees. The unfunded accumulated benefit obligations were $279 and $278 at December 31, 1999 and 1998. An intangible asset of $27 and $46 was recognized pursuant to paragraph 37 of SFAS 87, as was accumulated other comprehensive income, net of deferred taxes, of $45 and $0 at December 31, 1999 and 1998. The net cost associated with this plan was $38 in 1999, $39 in 1998 and $24 in 1997.

DEFINED CONTRIBUTION PLANS

We maintain several contributory savings plans which cover substantially all employees. The BellSouth Retirement Savings Plan and the BellSouth Savings and Security Plan (collectively, the Savings Plans) are tax-qualified defined contribution plans. Assets of the plans are held by two trusts (the Trusts) which, in turn, are part of the BellSouth Master Savings Trust.

In 1990, a leveraged Employee Stock Ownership Plan (ESOP) was incorporated into the Savings Plans. The Trusts borrowed $850 by issuing amortizing notes which are guaranteed by BellSouth. The Trusts used the loan proceeds to purchase shares of BellSouth common stock in the open market. These shares are held in suspense accounts in the Trusts; a scheduled number of shares is released for allocation to participants as each semiannual loan payment is made. The Trusts service the debt with contributions from us and with dividends paid on the shares held by the Trusts. None of the shares held by the Trusts is subject to repurchase.

A portion of employees' eligible contributions to the Savings Plans is matched by us at rates determined annually by the Board of Directors. Our matching obligation is fulfilled with shares released from the suspense accounts semi-annually for allocation to participants. The number of shares allocated to each participant's account is based on the market price of the shares at the time of allocation. If shares released for allocation do not fulfill our matching obligation, we make further contributions to the Trusts to fund the purchase of additional shares in the open market to fulfill the remaining obligation.

We recognize expense using the shares allocated accounting method, which combines the cost of the shares allocated for the period plus interest incurred, reduced by the dividends used to service the ESOP debt. Dividends on all ESOP shares are recorded as a reduction to retained earnings, and all ESOP shares are included in the computation of earnings per share.

	1999	1998	1997
Compensation cost	$31	$46	$76
Interest expense	$24	$28	$31
Actual interest on ESOP Notes	$37	$44	$50
Cash contributions, excluding dividends paid to the trusts	$73	$80	$90
Dividends paid to the trusts, used for debt service	$43	$42	$43
Shares allocated to participants (millions)	43.3	38.3	33.4
Shares unallocated (millions)	20.3	25.2	30.1

NOTE J—STOCK COMPENSATION PLANS

At December 31, 1999, we have stock options outstanding under several stock-based compensation plans. The BellSouth Corporation Stock Plan (the Stock Plan) provides for grants to key employees of stock options and various other stock-based awards. One share of BellSouth common stock is the underlying security for any award. The aggregate number of shares of BellSouth common stock which may be granted under the Stock Plan in any calendar year cannot exceed one percent of the shares outstanding at the time of grant. Prior to adoption of the Stock Plan, stock options were granted under the BellSouth Corporation Stock Option Plan. Stock options granted under both plans entitle an optionee to purchase shares of BellSouth common stock within prescribed periods at a price either equal to, or in excess of, the fair market value on the date of grant. Options granted under these plans generally become exercisable at the end of three to five years and have a term of 10 years.

We apply APB Opinion 25 and related Interpretations in accounting for our stock plans. Accordingly, no compensation cost has been recognized for grants of stock options. Had compensation cost for our stock-based compensation plans been determined in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," our net income and earnings per share would have been changed to the pro forma amounts indicated below:

	1999	1998	1997
Net income—as reported	$3,448	$3,527	$3,261
Net income—pro forma	$3,379	$3,488	$3,242
Basic earnings per share—as reported	$1.82	$1.79	$1.64
Basic earnings per share—pro forma	$1.78	$1.77	$1.63
Diluted earnings per share—as reported	$1.80	$1.78	$1.64
Diluted earnings per share—pro forma	$1.76	$1.76	$1.63

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted in 1999, 1998 and 1997 do not vest for several years and additional awards are made each year.

The following table summarizes the activity for stock options outstanding:

	1999	1998	1997
Options outstanding at January 1	59,202,910	45,122,812	37,142,784
Options granted	15,385,731	17,963,592	12,507,766
Options exercised	(1,839,933)	(2,784,312)	(4,001,490)
Options forfeited	(1,049,627)	(1,099,182)	(526,248)

Options outstanding at December 31	71,699,081	59,202,910	45,122,812

Weighted—average option prices per common share:
Outstanding at January 1	$22.77	$18.67	$17.06
Granted at fair market value	$45.51	$31.95	$22.23
Exercised	$15.74	$15.35	$14.69
Forfeited	$30.22	$23.47	$20.02
Outstanding at December 31	$27.73	$22.77	$18.67
Weighted—average fair value of options granted at fair market value during the year	$11.19	$7.22	$4.38
Options exercisable at December 31	19,114,773	14,733,210	12,065,032
Shares available for grant at December 31	18,825,466	19,504,179	19,835,596

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	1999	1998	1997
Expected life (years)	5	5	5
Dividend yield	1.67%	2.40%	3.24%
Expected volatility	23.0%	21.0%	19.0%
Risk-free interest rate	4.82%	5.42%	6.22%

The following table summarizes information about stock options outstanding at December 31, 1999:

			Outstanding			Exercisable
Exercise Price Range			Options (millions)	Average Life(a)	Average Exercise Price	Options (millions)	Average Exercise Price

$ $	12.10 15.08	-	12.5	3.88	$14.28	8.7	$14.08
$ $	15.13 21.28	-	14.4	5.63	$20.33	5.5	$20.01
$ $	21.38 29.22	-	12.6	7.10	$22.28	2.7	$21.96
$ $	30.91 37.92	-	15.5	8.11	$31.06	1.6	$31.02
$ $	39.41 49.41	-	16.7	9.27	$45.12	0.6	$45.26

$ $	12.10 49.41	-	71.7	6.97	$27.73	19.1	$19.33

(a)
Average contractual life remaining in years.

NOTE K—INCOME TAXES

The consolidated balance sheets reflect the anticipated tax impact of future taxable income or deductions implicit in the consolidated balance sheets in the form of temporary differences. These temporary differences reflect the difference between the basis in assets and liabilities as measured in the consolidated financial statements and as measured by tax laws using enacted tax rates.

The provision for income taxes is summarized as follows:

	1999	1998	1997
Current
Federal	$1,875	$1,652	$1,619
State	208	234	289
Foreign	11	34	—

	2,094	1,920	1,908

Deferred, net
Federal	78	221	252
State	5	34	36
Foreign	71	94	20

	154	349	308

Investment tax credits, net
Federal	(41)	(45)	(65)
Foreign	(167)	—	—

	(208)	(45)	(65)

Total provision for income taxes	$2,040	$2,224	$2,151

Temporary differences which gave rise to deferred tax assets and (liabilities) at December 31 were as follows:

	1999	1998
Compensation related	$568	$710
Loss carryforwards	173	97
Allowance for uncollectibles	83	97
Marketable securities	60	—
Regulatory sharing accruals	68	47
Other	116	55

	1,068	1,006

Valuation allowance	(153)	(95)

Deferred tax assets	$915	$911

Depreciation	$(2,386)	$(2,297)
Equity investments	(577)	(530)
Issue basis accounting	(249)	(236)
Licenses	(343)	(238)
Other	(124)	(329)

Deferred tax liabilities	(3,679)	(3,630)

Net deferred tax liability	$(2,764)	$(2,719)

The valuation allowance, which increased by $58 in 1999 and $9 in 1998, primarily relates to state and foreign net operating losses that may not be utilized during the carryforward period. Of the net deferred tax liability at December 31, 1999 and 1998, $(59) and $(207) were current and $(2,705) and $(2,512) were noncurrent.

A reconciliation of the federal statutory income tax rate to our effective tax rate follows:

	1999	1998	1997
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.5	3.0	3.9
Investment tax credits	(3.5)	(0.5)	(1.2)
Net equity in earnings (losses) of unconsolidated businesses	2.0	0.6	1.6
Miscellaneous items, net	1.2	0.6	0.4

Effective tax rate	37.2%	38.7%	39.7%

The reduction in our effective tax rate during 1999 was primarily driven by the recognition of investment tax credits by one of our foreign subsidiaries. The credits were claimed by the subsidiary in previous years but were denied by taxing authorities. A reserve was established while the matter was under appeal. During 1999, we received a favorable ruling on our appeal leading to the recognition of the benefit.

NOTE L—SUPPLEMENTAL CASH FLOW INFORMATION

	1999	1998	1997
Cash paid for:
Income taxes	$1,906	$2,021	$1,839

Interest	$1,013	$838	$759

During 1999, we entered an agreement with Crown Castle International Corporation to sublease portions of our cellular towers (see Note P). As consideration for the transaction, we received approximately $150 in Crown stock.

In 1998, we contributed our ownership interests in certain domestic wireless operations to a new joint venture (See Note B). As a result of the transaction, net assets were increased by approximately $300 with a corresponding increase to liabilities.

In 1998 as well as in 1997, we began consolidating certain operations which had previously been accounted for under the equity method. These consolidations resulted in an increase in assets of $519 and $375 (net of decreases of $228 and $225 in investments and advances), and corresponding increases in liabilities.

NOTE M—SEGMENT INFORMATION

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

	1999	1998	1997
Wireline communications
External revenues	$17,454	$16,401	$15,178
Intersegment revenues	318	221	168
Depreciation and amortization	3,393	3,363	3,332
Operating income	5,828	4,871	4,188
Interest expense	560	551	534
Income taxes	1,971	1,573	1,372
Segment net income	$3,315	$2,751	$2,314

Segment assets	$25,536	$23,916	$23,226
Capital expenditures	$4,638	$3,512	$3,440

Domestic wireless
External revenues	$3,191	$2,723	$2,581
Intersegment revenues	13	7	8
Depreciation and amortization	656	513	446
Operating income	328	374	412
Interest expense	91	84	59
Equity in earnings (losses) of unconsolidated businesses	144	165	164
Income taxes	143	184	230
Segment net income	$234	$283	$333

Segment assets	$6,103	$6,540	$5,859
Equity method investments	$1,741	$1,610	$1,338
Capital expenditures	$550	$692	$823

International operations
External revenues	$2,289	$1,995	$948
Intersegment revenues	2	—	—
Depreciation and amortization	442	357	126
Operating income	118	234	64
Interest expense	77	85	37
Interest income	57	27	15
Equity in earnings (losses) of unconsolidated businesses	(2)	(69)	(220)
Income taxes	31	119	5
Segment net income (loss)	$(4)	$(62)	$(187)
Segment assets	$4,869	$4,449	$3,278
Equity method investments	$159	$521	$693
Capital expenditures	$603	$710	$412

Advertising and publishing
External revenues	$2,010	$1,891	$1,837
Intersegment revenues	18	—	7
Depreciation and amortization	31	25	22
Operating income	901	849	855
Interest expense	8	7	5
Equity in earnings (losses) of unconsolidated businesses	(5)	(4)	11
Income taxes	339	317	320
Segment net income	$556	$530	$543

Segment assets	$1,662	$1,288	$1,262
Equity method investments	$25	$—	$—
Capital expenditures	$35	$36	$21

Other
External revenues	$280	$113	$17
Intersegment revenues	371	227	185
Depreciation and amortization	142	94	33
Operating income (loss)	(320)	(360)	(143)
Interest expense	19	26	33
Interest income	6	19	59
Equity in earnings (losses) of unconsolidated businesses	(1)	—	(197)
Income taxes (benefit)	(143)	(112)	(94)
Segment net income (loss)	$(215)	$(210)	$(182)
Segment assets	$1,409	$1,273	$1,326
Equity method investments	$4	$61	$112
Capital expenditures	$318	$253	$158

Reconciling items
External revenues	$—	$—	$—
Intersegment revenues	(722)	(455)	(368)
Depreciation and amortization	7	5	5
Provision for asset impairment	320	—	—
Operating income (loss)	(418)	(64)	—
Interest expense	275	84	93
Interest income	66	247	101
Equity in earnings (losses) of unconsolidated businesses	(298)	—	—
Gain on sale of operations	55	335	787
Income taxes (benefit)	(301)	143	318
Segment net income (loss)	$(438)	$235	$440
Segment assets	$3,874	$1,944	$1,350
Equity method investments	$—	$(44)	$(136)
Capital expenditures	$29	$9	$4

RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION

	1999	1998	1997
Operating revenues
Wireline communications	$17,772	$16,622	$15,346
Domestic wireless	3,204	2,730	2,589
International operations	2,291	1,995	948
Advertising and publishing	2,028	1,891	1,844
Other	651	340	202

Total Segments	25,946	23,578	20,929
Reconciling items	(722)	(455)	(368)

Total consolidated	$25,224	$23,123	$20,561

Net income
Wireline communications	$3,315	$2,751	$2,314
Domestic wireless	234	283	333
International operations	(4)	(62)	(187)
Advertising and publishing	556	530	543
Other	(215)	(210)	(182)

Total Segments	3,886	3,292	2,821
Reconciling items	(438)	235	440

Total consolidated	$3,448	$3,527	$3,261

Segment assets
Wireline communications	$25,536	$23,916	$23,226
Domestic wireless	6,103	6,540	5,859
International operations	4,869	4,449	3,278
Advertising and publishing	1,662	1,288	1,262
Other	1,409	1,273	1,326

Total Segments	39,579	37,466	34,951
Reconciling items	3,874	1,944	1,350

Total consolidated	$43,453	$39,410	$36,301

Reconciling items include undistributed corporate expenses, corporate assets, intersegment eliminations and special items. For 1999, corporate assets are comprised primarily of our investment in Qwest. For 1998 and 1997, corporate assets are comprised primarily of cash and cash equivalents.

Special items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. These items include provisions for asset impairments, foreign currency losses associated with devaluations, gains on sales of operations, gains on swaps of wireless properties and charges for intellectual property use.

Net revenues to external customers are based on the location of the customer. Geographic information as of December 31, 1999, 1998 and 1997 is as follows:

	United States	International	Total
Year ended December 31, 1999:
Revenues	$22,935	$2,289	$25,224
Long-lived assets	32,263	3,803	36,066
Year ended December 31, 1998:
Revenues	$21,128	$1,995	$23,123
Long-lived assets	27,082	3,622	30,704
Year ended December 31, 1997:
Revenues	$19,613	$948	$20,561
Long-lived assets	25,948	2,236	28,184

NOTE N—FINANCIAL INSTRUMENTS

     The recorded amounts of cash and cash equivalents, temporary cash investments, bank loans and commercial paper approximate fair value due to the short-term nature of these instruments. The fair value for BST's long-term debt is estimated based on the closing market prices for each issue at December 31, 1999 and 1998. Fair value estimates for the Guarantee of ESOP Debt, Capital Funding long-term debt, foreign exchange contracts, foreign currency swaps and interest rate swaps are based on quotes from dealers. Since judgment is required to develop the estimates, the estimated amounts presented herein may not be indicative of the amounts that we could realize in a current market exchange.

Following is a summary of financial instruments where the fair values differ from the recorded amounts as of December 31, 1999 and 1998:

	1999
	Recorded Amount	Estimated Fair Value
Balance sheet financial instruments:
Long-term debt:
BST	$6,517	$6,112
Capital Funding	1,817	1,652
Guarantee of ESOP debt	391	417
Off-balance sheet financial instruments:
Interest rate swaps	—	(8)
	1998
	Recorded Amount	Estimated Fair Value
Balance sheet financial instruments:
Long-term debt:
BST	$6,518	$6,771
Capital Funding	1,469	1,523
Guarantee of ESOP debt	467	519
Off-balance sheet financial instruments:
Interest rate swaps	—	(13)

DERIVATIVE FINANCIAL INSTRUMENTS

We are, from time to time, party to currency swap agreements, interest rate swap agreements and foreign exchange forward contracts in our normal course of business for purposes other than trading. These financial instruments are used to mitigate foreign currency and interest rate risks, although to some extent they expose us to market risks and credit risks. The credit risks associated with these instruments are controlled through the evaluation and continual monitoring of the creditworthiness of the counterparties. In the event that a counterparty fails to meet the terms of a contract or agreement, our exposure is limited to the current value at that time of the currency rate or interest rate differential, not the full notional or contract amount. We believe that such contracts and agreements have been executed with creditworthy financial institutions. As such, we consider the risk of nonperformance to be remote.

INTEREST RATE SWAPS

We enter into interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. At both December 31, 1999 and 1998, we were a party to various interest rate swaps with an aggregate notional amount of $920. Under swap agreements, we paid fixed rates averaging 6.10% and 6.11% at December 31, 1999 and 1998 and received variable rates averaging 5.41% and 5.54% at December 31, 1999 and 1998. We also paid variable rates averaging 5.35% and received fixed rates averaging 6.00% at December 31, 1999. The swaps mature at dates ranging from 2001 to 2002.

OTHER

We have also issued letters of credit and financial guarantees which approximate $617 at December 31, 1999. Of this total, $356 represents the US Dollar equivalent of the outstanding debt of E-Plus guaranteed by us. We have agreed to guarantee E-Plus borrowings up to a US Dollar equivalent of $361 (705 million German Marks) at December 31, 1999. Since there is no market for the instruments, it is not practicable to estimate their fair value.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to these receivables, other than those from long distance carriers, are limited due to the composition of the customer base, which includes a large number of individuals and businesses. At December 31, 1999 and 1998, approximately $490 and $472, of trade accounts receivable were from long distance carriers.

NOTE O—COMMITMENTS AND CONTINGENCIES

LEASES

We have entered into operating leases for facilities and equipment used in operations. Rental expense under operating leases was $297 for 1999, $242 for 1998 and $273 for 1997. Capital leases currently in effect are not significant.

The following table summarizes the approximate future minimum rentals under noncancelable operating leases in effect at December 31, 1999:

Minimum Rentals
2000	$185
2001	176
2002	170
2003	141
2004	122
Thereafter	653

Total	$1,447

OUTSIDE PLANT

We currently self-insure all of our outside plant against casualty losses. Such outside plant, located in the nine southeastern states served by BST, is susceptible to damage from severe weather conditions and other perils. The net book value of outside plant was $7,099 at December 31, 1999 and $7,234 at December 31, 1998.

OUTSOURCING CONTRACTS

Beginning in 1997, we contracted with various entities to outsource the performance of certain engineering functions, as well as our information technology operations and application development. These contracts expire at various dates through 2007, are generally renewable, and are cancelable upon the payment of additional fees or for nonperformance. Future minimum payments for these contracts range from $400 to $625 annually over the contract periods.

PURCHASE COMMITMENT

During 1999, our BellSouth Long Distance operating subsidiary entered into an agreement with a long distance carrier to purchase wholesale and retail, voice and private line services. As of December 31, 1999 our remaining commitment is approximately $100.

RECIPROCAL COMPENSATION

Following the enactment of the 1996 Act, BST and various CLECs entered into interconnection agreements providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous CLECs claim entitlement from BST for compensation associated with dial-up calls originating on BST's network and connecting with Internet service providers (ISPs) served by the CLECs' networks. BST has maintained that dial-up calls to ISPs are not local calls for which terminating compensation is due under the interconnection agreements.

In February 1999, the FCC issued a decision that such ISP traffic does not terminate at the ISP and, therefore, is interstate in nature, rather than local. The FCC stated, however, that it would not interfere with prior state commissions' decisions regarding this matter. The courts and state regulatory commissions in BST's operating territory that have considered the matter have, in most cases, ruled that BST is responsible for paying reciprocal compensation on these calls. In certain instances, BST has been ordered to pay this compensation pending appeal. In other cases, the ruling bodies have determined that BST does not owe reciprocal compensation for these calls. BST has appealed the adverse decisions and continues to believe that it has a good legal basis for its position that such reciprocal compensation is not owed to the CLECs. For those cases where BST believes it is probable that it has incurred a liability, it has recorded an estimate of the amount owed. At December 31, 1999, the exposure related to unrecorded amounts withheld from CLECs was approximately $300, including accrued interest.

In a related matter, at least one CLEC is claiming terminating compensation of approximately $165 for service arrangements that we do not believe involve "traffic" under BST's interconnection agreement. BST has filed a complaint with the state regulatory commission asking that agency to declare that BST does not owe reciprocal compensation for these arrangements. The CLEC has filed a complaint with the state regulatory commission asking it to order BST to pay the disputed amounts. Hearings on this matter were held in August 1999 and a decision is pending. We believe that we have a good legal basis for our position and, accordingly, no provision has been recorded for this claim in our financial statements.

OTHER CLAIMS

We are subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. BST is also subject to claims attributable to pre-divestiture events involving environmental liabilities, rates, taxes, contracts and torts. Certain contingent liabilities for pre-divestiture events are shared with AT&T Corp.

While complete assurance cannot be given as to the outcome of any legal claims, we believe that any financial impact would not be material to our results of operations, financial position or cash flows.

NOTE P—SUBLEASE OF COMMUNICATIONS TOWERS

In June 1999, we signed a definitive agreement with Crown Castle International Corporation (Crown) for the sublease of all unused space on approximately 1,850 of our wireless communications towers in exchange for $610 to be paid in a combination of cash and Crown common stock. As of December 31, 1999 we have closed on 1,574 towers for proceeds of $519. Remaining towers covered by the agreement are expected to be subleased in 2000. We also entered into a five-year, build-to-suit agreement with Crown covering up to 500 towers.

Under a similar agreement, Crown will sublease all unused space on 773 of our PCS towers in exchange for $317 in cash. As of December 31, 1999 we have closed on 648 towers and received $266. Remaining towers covered by the agreement are expected to be subleased in 2000. In connection with this agreement, we entered into an exclusive three year, build-to-suit agreement.

With these transactions, Crown will manage, maintain and remarket the remaining space on the towers. We have retained, outside of the leases, a portion of the towers for use in operating our wireless network and will continue to fully own the communications components including switching equipment, shelters and cell site facilities. We will pay $1,200 (whole dollars) per tower, per month to Crown for its monitoring and maintenance services. The subleases are classified as operating leases and the up-front payments from Crown have been treated as prepaid rent. Rental income will be recognized over the life of the respective leases, generally 20 years.

NOTE Q—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
1999
Operating Revenues	$5,973	$6,148	$6,422	$6,681
Operating Income	$1,607	$1,314	$1,674	$1,842
Net Income	$615	$786	$994	$1,053
Earnings per share(a):
Basic	$.32	$.42	$.53	$.56
Diluted	$.32	$.41	$.52	$.55
1998
Operating Revenues	$5,426	$5,664	$5,865	$6,168
Operating Income	$1,454	$1,434	$1,463	$1,553
Net Income	$892	$818	$814	$1,003
Earnings per share—basic and diluted(a)	$.45	$.41	$.41	$.51

(a)
Due to rounding, the sum of quarterly EPS amounts may not agree to year-to-date EPS amounts.

The quarters shown were affected by the following:

  •
  Certain 1999 periods include foreign currency gains and losses associated with the devaluation of the Brazilian Real. Our share of these (losses)/gains totaled $(280) for first quarter, $(75) for third quarter and $47 for fourth quarter.

  •
  Third quarter 1999 includes the recognition of foreign investment tax credits and a gain on the sale of our interest in Honolulu Cellular. These transactions increased net income by $95 (0.05 per share) and $23 (0.01 per share).

  •
  Second quarter 1999 includes an asset impairment loss which decreased operating income by $320 and net income by $187 ($0.10 per share).

  •
  Fourth quarter 1998 includes a gain on the sale of our interest in BellSouth New Zealand and contingent interest and prepayment penalties associated with the repayment of a loan. These transactions increased net income by $110 ($0.06 per share) and $62 ($0.03 per share).

  •
  First quarter 1998 includes a gain on the receipt of additional proceeds related to the sale of our investment in ITT World Directories which increased net income by $96 ($0.05 per share).

NOTE R—SUBSEQUENT EVENTS

On February 4, 2000 we announced that we would reduce our domestic workforce by approximately 2,100 positions. These reductions are the result of the streamlining of work processes in conjunction with our shift from a multiple company structure to a single organization. As a result of these reductions, we will record a one-time, after-tax charge of between $60 and $80 in the first quarter of 2000 (unaudited).

On February 16, 2000 we issued $2 billion of long-term debt, consisting of $1 billion of Ten-year, 7 3/4% Notes and $1 billion of Thirty-year, 7 7/8% Debentures. We received total proceeds of $1,974, which will be used to retire commercial paper.

On February 24, 2000 we closed on a previously announced alliance with KPN Royal Dutch Telecom (KPN) to acquire an additional 77.5% interest in E-Plus, a German mobile operator in which we currently hold a 22.5% interest. As part of the agreement, KPN provided to us a $9.0 billion loan to fund the purchase of the E-Plus shares, and converted the loan into a 77.5 percent share of BellSouth GmbH, the holding company that will own and operate E-Plus. We share equal operating control of E-Plus with KPN through our ownership in BellSouth GmbH. We have the option, exercisable after 18 months, of converting our 22.5% interest in E-Plus into either 100 million shares of KPN or a 33.3% ownership interest in KPN Mobile. We also received warrants to purchase approximately 46 million additional shares of KPN.

We also have agreed to make up to $3 billion of loans to KPN to be used for further wireless investments in Europe.

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

The additional information required by these items will be included in the registrant's definitive proxy statement dated March 13, 2000 as follows, and is herein incorporated by reference pursuant to General Instruction G(3):

Item	Description	Page(s) in Definitive Proxy Statement
10.	Directors and Executive Officers of the Registrant	6-9
11.	Executive Compensation	11;14*; 18-23
12.	Security Ownership of Certain Beneficial Owners and Management	2; 12
13.	Certain Relationships and Related Transactions	9

*
Beginning with "Compensation Committee Interlocks and Insider Participation"

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Page(s) in This Form 10-K
a. Documents filed as a part of the report:
(1) Financial Statements:
Report of Independent Accountants	43
Consolidated Statements of Income	44
Consolidated Balance Sheets	45
Consolidated Statements of Cash Flows	46
Consolidated Statements of Shareholders' Equity and Comprehensive Income	47
Notes to Consolidated Financial Statements	48-66
(2) Financial statement schedules have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.
(3) Exhibits: Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. All management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K Report pursuant to Item 14(c) are filed as Exhibits 10a through 10ff inclusive.

Exhibit Number
3a	Amended Articles of Incorporation of BellSouth Corporation effective December 11, 1999.
3b	Bylaws of BellSouth Corporation as Amended on November 23, 1998.
4	BellSouth Corporation Shareholder Rights Agreement. (Exhibit 1 to Report on Form 8-A dated November 23, 1999, File No. 1-8607.)
4a	No instrument which defines the rights of holders of long and intermediate term debt of BellSouth Corporation is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, BellSouth Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.
10a	BellSouth Corporation Officer Short Term Incentive Award Plan. (Exhibit 10y to Form 10-Q for the quarter ended September 30, 1996, File No. 1-8607.)
10b	BellSouth Corporation Executive Long Term Incentive Plan. (Exhibit 10e to Form 10-K for the year ended December 31, 1991, File No. 1-8607.)
10c	BellSouth Corporation Executive Long Term Disability and Survivor Protection Plan as amended and restated effective January 1, 1994. (Exhibit 10c-1 to Form 10-K for the year ended December 31, 1993, File No. 1-8607.)
10d	BellSouth Corporation Executive Transfer Plan. (Exhibit 10ee to Registration Statement No. 2-87846.)
10e	BellSouth Corporation Death Benefit Program. (Exhibit 10ff to Form 10-K for the year ended December 31, 1989, File No. 1-8607.)
10f	BellSouth Corporation Plan For Non-Employee Directors' Travel Accident Insurance. (Exhibit 10ii to Registration Statement No. 2-87846.)
10g	BellSouth Corporation Executive Incentive Award Deferral Plan as amended and restated effective September 23, 1996. (Exhibit 10g to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10h	BellSouth Corporation Nonqualified Deferred Compensation Plan as amended and restated effective November 25, 1996. (Exhibit 10h to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10i	BellSouth Corporation Supplemental Executive Retirement Plan as amended on March 23, 1998. (Exhibit 10i to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10j	BellSouth Corporation Directors Retirement Plan. (Exhibit 10qq to Form 10-K for the year ended December 31, 1986, File No. 1-8607.)
10k	BellSouth Corporation Financial Counseling Plan. (Exhibit 10r to Form 10-K for the year ended December 31, 1992, File No. 1-8607.)
10k-1	Amendment dated November 3, 1995 to the BellSouth Corporation Financial Counseling Plan for Executives. (Exhibit 10l-1 to Form 10-K for the year ended December 31, 1995, File No. 1-8607.)
10l	BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors. (Exhibit 10gg to Registration Statement No. 2-87846.)
10m	BellSouth Corporation Executive Life Insurance Plan as amended and restated as the BellSouth Split-Dollar Life Insurance Plan, effective August 31, 1998. (Exhibit 10m to Form 10-K for the year ended December 31, 1998, File No. 1-8607)
10n	BellSouth Corporation Non-Employee Director Stock Plan. (Exhibit 10z to Form 10-Q for the quarter ended March 31, 1997, File No. 1-8607.)
10p	BellSouth Non-Employee Directors Charitable Contribution Program. (Exhibit 10z to Form 10-K for the year ended December 31, 1992, File No. 1-8607.)
10q	BellSouth Personal Retirement Account Pension Plan, as amended and restated effective January 1, 1998. (Exhibit 10q to Form 10-K for the year ended December 31, 1998, File No. 1-8607)
10q-1	Amendment dated December 22, 1998 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-1 to Form 10-K for the year ended December 31, 1998, File No. 1-8607)
10q-2	Amendment dated March 22, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-2 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-8607.)
10q-3	Amendment dated April 7, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-3 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-8607.)
10q-4	Amendment dated May 6, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-4 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8607.)

10q-5	Amendment dated May 6, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-5 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8607.)
10q-6	Amendment dated May 7, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-6 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8607.)
10q-7	Amendment dated September 13, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-7 to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8607.)
10q-8	Amendment dated December 22, 1999 to the BellSouth Personal Retirement Account Pension Plan.
10r	BellSouth Corporation Trust Under Executive Benefit Plan(s) as amended April 28, 1995. (Exhibit 10u-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10r-1	Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Executive Benefit Plan(s). (Exhibit 10s-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10s	BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) as amended April 28, 1995. (Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10s-1	Amendment dated May 23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s). (Exhibit 10t-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10t	BellSouth Corporation Trust Under Board of Directors Benefit Plan(s) as amended April 28, 1995. (Exhibit 10w-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10t-1	Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Board Directors Benefit Plan(s). (Exhibit 10u-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10u	BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s) as amended April 28, 1995. (Exhibit 10x-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10u-1	Amendment dated May 23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s). (Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10v	BellSouth Corporation Stock Plan as amended on September 23, 1996 and November 24, 1996. (Exhibit 10v to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10w	BellSouth Retirement Savings Plan as amended and restated effective July 1, 1996. (Exhibit 10x to Form 10-Q for the quarter ended September 30, 1996, File No. 1-8607.)
10w-1	Amendment dated February 18, 1997 to the BellSouth Retirement Savings Plan. (Exhibit 10w-1 to Form 10-Q for the quarter ended March 31, 1997, File No. 1-8607.)
10w-2	Amendment dated June 24, 1997 to the BellSouth Retirement Savings Plan. (Exhibit 10w-2 to Form 10-Q/A for the quarter ended June 30, 1997, File No. 1-8607.)
10w-3	Amendment dated May 5, 1998 to the BellSouth Retirement Savings Plan. (Exhibit 10w-3 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10w-4	Amendment dated December 23, 1998 to the BellSouth Retirement Savings Plan. (Exhibit 10w-4 to Form 10-K for the year ended December 31, 1998, File No. 1-8607)
10w-5	Amendment dated December 22, 1999 to the BellSouth Retirement Savings Plan.
10x	BellSouth Corporation Officer Estate Enhancement Plan and Agreement. (Exhibit 10x to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10y	BellSouth Change in Control Executive Severance Agreements. (Exhibit 10y to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10z	BellSouth Compensation Deferral Plan as amended and restated effective September 28, 1998. (Exhibit 10z to Form 10-Q for the quarter ended March 31, 1999, File No. 1-8607.)
10aa	BellSouth Employee Stock Investment Plan. (Exhibit 10aa to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10aa-1	Amendment dated November 27, 1996 to the BellSouth Employee Stock Investment Plan. (Exhibit 10aa-1 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10aa-2	Amendment dated March 21, 1997 to the BellSouth Employee Stock Investment Plan. (Exhibit 10aa-2 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10aa-3	Amendment dated May 5, 1998 to the BellSouth Employee Stock Investment Plan. (Exhibit 10aa-3 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10bb	BellSouth Officer Motor Vehicle Policy. (Exhibit 10bb to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)

10cc	BellSouth Supplemental Life Insurance Plan, as amended and restated effective August 31, 1998. (Exhibit 10cc to Form 10-K for the year ended December 31, 1998, File No. 1-8607)
10dd	Agreement with Chief Executive Officer. (Exhibit 10dd to Form 10-K for the year ended December 31, 1998, File No. 1-8607)
10ee	Retirement Agreement dated October 27, 1999 for Jere A. Drummond. (Exhibit 10ee to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8607.)
10ff	Retirement Agreement dated December 14, 1999 for Earle Mauldin.
11	Computation of Earnings Per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of BellSouth.
24	Powers of Attorney.
27	Financial Data Schedule.
99a	Annual report on Form 11-K for BellSouth Retirement Savings Plan for the fiscal year ended December 31, 1999 (to be filed as an amendment hereto within 180 days of the end of the period covered by this report) .
99b	Annual report on Form 11-K for BellSouth Savings and Security ESOP Plan for the fiscal year ended December 31, 1999 (to be filed as an amendment hereto within 180 days of the end of the period covered by this report) .

b. Reports on Form 8-K:

Date of Event	Subject
October 20, 1999	Third Quarter 1999 Earnings
December 3, 1999	Restatement of Second and Third Quarter 1999 Results and Earnings Guidance
December 9, 1999	Acquisition of E-Plus

70

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELLSOUTH CORPORATION
/s/ W. PATRICK SHANNON W. Patrick Shannon CONTROLLER February 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:
F. Duane Ackerman*
CHAIRMAN OF THE BOARD
AND CHIEF EXECUTIVE OFFICER

PRINCIPAL FINANCIAL OFFICER:
Ronald M. Dykes*
CHIEF FINANCIAL OFFICER

PRINCIPAL ACCOUNTING OFFICER:
W. Patrick Shannon*
CONTROLLER

DIRECTORS:

F. Duane Ackerman*	John G. Medlin, Jr.*
Reuben V. Anderson*	Leo F. Mullin*
James H. Blanchard*	Eugene F. Murphy*
J. Hyatt Brown*	Robin B. Smith*
Armando M. Codina*	C. Dixon Spangler, Jr.*
Phyllis Burke Davis*	William S. Stavropoulos*
Kathleen F. Feldstein*	J. Tylee Wilson*

*By: /s/ W. PATRICK SHANNON

W. Patrick Shannon
(INDIVIDUALLY AND AS ATTORNEY-IN-FACT)
February 28, 2000

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference of our report, dated February 3, 2000 (except for Note R, as to which the date is February 24, 2000), relating to the financial statements, which appears in this Form 10-K, in the following Registration Statements:

    —Form S-3 (File No. 333-21233),

    —Form S-3 (File No. 333-31301),

    —Form S-3 (File No. 333-77053),

    —Form S-8 (File No. 33-38264),

    —Form S-8 (File No. 33-38265),

    —Form S-8 (File No. 33-49459),

    —Form S-8 (File No. 333-13783),

    —Form S-8 (File No. 333-49045),

    —Form S-8 (File No. 333-49047),

    —Form S-8 (File No. 333-49169).

                      /s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
March 1, 2000

QuickLinks

TABLE OF CONTENTS
EXECUTIVE OFFICERS
SIGNATURES
CONSENT OF INDEPENDENT ACCOUNTANTS