Form 10-Q
period 2000-03-31
BELLSOUTH CORP
filed 2000-05-05
CIK 732713

1


                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549


                                     FORM 10-Q
 (Mark One)

               |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

At April 30, 2000, 1,881,533,029 common shares were outstanding.

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

 2.       Management's Discussion and Analysis of Results of
             Operations and Financial Condition .......................15

 3.       Qualitative and Quantitative Disclosures about Market Risk ..26

                                                    Part II
 6.       Exhibits and Reports on Form 8-K ............................27

-------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

                                   BELLSOUTH CORPORATION
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)
                          (In Millions, Except Per Share Amounts)

                                                      For the Three Months
                                                          Ended March 31,
                                                     1999               2000
Operating Revenues:
   Wireline communications:
      Local service ............................    $2,654            $2,821
      Network access ...........................     1,191             1,263
      Long distance ............................       150               135
      Other wireline ...........................       280               285
        Total wireline communications ..........     4,275             4,504
   Domestic wireless ...........................       744               853
   International operations ....................       561               664
   Advertising and publishing ..................       343               364
   Other .......................................        50               102
      Total Operating Revenues..................     5,973             6,487

Operating Expenses:
   Operational and support expenses ............     3,253             3,568
   Depreciation and amortization ...............     1,113             1,218
   Severance accrual ...........................        --                78
     Total Operating Expenses ..................     4,366             4,864

Operating Income ...............................     1,607             1,623

Interest Expense ...............................       226               306
Net Earnings (Losses) of Equity Affiliates .....     (266)               131
Other Income, net ..............................        59                83

Income Before Income Taxes .....................     1,174             1,531
Provision for Income Taxes .....................       559               530

     Net Income ................................     $ 615            $1,001

Weighted-Average Common Shares
  Outstanding:
   Basic .......................................     1,932             1,881
   Diluted .....................................     1,951             1,898
Dividends Declared Per Common Share ............     $ .19             $ .19
Earnings Per Share:
   Basic .......................................     $ .32             $ .53
   Diluted .....................................     $ .32             $ .53


The accompanying notes are an integral part of these consolidated financial statements.

                               BELLSOUTH CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                      (In Millions, Except Per Share Amounts)

                                           December 31,         March 31,
                                               1999                2000
                                                               (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents ...........        $ 1,287             $ 1,154
 Temporary cash investments ..........            105                  28
 Accounts receivable, net of
    allowance for uncollectibles
    of $312 and $330 .................          5,177               4,971
 Material and supplies ...............            451                 443
 Other current assets ................            367                 524
   Total Current Assets ..............          7,387               7,120

Investments and Advances .............          6,097               6,710

Property, Plant and Equipment ........         61,009              62,073
Less: accumulated depreciation .......         36,378              37,139
   Property, Plant and Equipment, net          24,631              24,934

Deferred Charges and Other Assets ....          1,564               1,652
Intangible Assets, net ...............          3,774               3,939

Total Assets .........................        $43,453             $44,355

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Debt maturing within one year .......         $7,653              $5,484
 Accounts payable ....................          1,961               2,085
 Other current liabilities ...........          3,781               3,918
   Total Current Liabilities .........         13,395              11,487

Long-Term Debt .......................          9,113              10,880

Noncurrent Liabilities:
 Deferred income taxes ...............          2,705               2,844
 Unamortized investment tax credits ..            126                 116
 Other noncurrent liabilities  .......          3,299               3,331
   Total Noncurrent Liabilities ......          6,130               6,291

Shareholders' Equity:
 Common stock, $1 par value
   (4,400 shares authorized;
    1,883 and 1,880
    shares outstanding) ...................     2,020               2,020
 Paid-in capital ..........................     6,771               6,775
 Retained earnings ........................    11,456              12,078
 Accumulated other comprehensive income ...     (358)                (45)
 Shares held in trust and treasury ........   (4,798)             (4,892)
 Guarantee of ESOP debt....................     (276)               (239)
   Total Shareholders' Equity .............    14,815              15,697

Total Liabilities and Shareholders' Equity    $43,453             $44,355


The accompanying notes are an integral part of these consolidated financial statements.

                            BELLSOUTH CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In Millions)

                                                                               For the Three Months
                                                                                  Ended March 31,
                                                                              1999               2000
 Cash Flows from Operating Activities:
  Net income ............................................................  $ 615             $ 1,001
  Adjustments to net income:
      Depreciation and amortization .....................................  1,113               1,218
      Provision for uncollectibles  .....................................     84                  89
      Net losses (earnings) of equity affiliates ........................    266                (131)
      Dividends received from unconsolidated businesses..................     14                   9
      Minority interests in income of subsidiaries ......................     16                   2
      Deferred income taxes and unamortized investment tax credits ......    104                  (6)
      Severance Accrual..................................................     --                  78
  Net change in:
      Accounts receivable and other current assets ......................    (11)                  3
      Accounts payable and other current liabilities ....................   (308)                308
      Deferred charges and other assets .................................   (128)               (237)
      Other liabilities and deferred credits ............................   (129)                (34)
  Other reconciling items, net ..........................................      6                  50
      Net cash provided by operating activities .........................  1,642               2,350

 Cash Flows from Investing Activities:
  Capital expenditures .................................................. (1,387)             (1,563)
  Investments in and advances to unconsolidated businesses ..............    (55)                (26)
  Purchases of licenses and other intangible assets .....................    (38)                (69)
  Proceeds from disposition of short-term investments ...................    181                 137
  Purchases of short-term investments ...................................   (185)                (64)
  Proceeds from repayment of loans and advances..........................     15                  17
  Other investing activities, net .......................................     11                  12
      Net cash used for investing activities ............................ (1,458)             (1,556)

 Cash Flows from Financing Activities:
  Net borrowings (repayments) of short-term debt ........................    982              (2,201)
  Proceeds from long-term debt ..........................................      6               2,047
  Repayments of long-term debt ..........................................   (181)               (295)
  Dividends paid ........................................................   (371)               (358)
  Purchase of treasury shares ........................................... (1,841)               (140)
  Other financing activities, net .......................................     17                  20
      Net cash used for financing activities ............................ (1,388)               (927)

 Net Decrease in Cash and Cash Equivalents .............................. (1,204)               (133)
 Cash and Cash Equivalents at Beginning of Period .......................  3,143               1,287
 Cash and Cash Equivalents at End of Period .............................$ 1,939             $ 1,154





The accompanying notes are an integral part of these consolidated financial statements.

                          BELLSOUTH CORPORATION
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME
                               (Unaudited)
                              (In Millions)

                                                                                         For the Three Months Ended March 31, 2000

                                       ---------------------- ---------------------------------------------------------------------
                                         Number of Shares                                     Amount
                                       --------------------- ----------------------------------------------------------------------
                                                                                             Accum.
                                                   Shares                                    Other     Shares     Guaran-
                                                   Held In                                  Compre-   Held In     tee of
                                        Common    Trust and  Common    Paid-in   Retained   hensive  Trust and     ESOP
                                        Stock     Treasury    Stock    Capital   Earnings   Income    Treasury     Debt        Total
                                                     (a)                                                (a)

Balance at December 31, 1999 ..........  2,020      (138)    $2,020    $6,771    $11,456    $(358)    $(4,798)    $(276)     $14,815

Net income ............................                                            1,001                                       1,001

Other comprehensive income, net of tax:
  Foreign currency
    translation adjustments ...........                                                        32                                 32
  Net unrealized gains
    on securities .....................                                                       291                                291
  Minimum pension
    liability adjustment ..............                                                      (10)                               (10)

Total comprehensive income ............                                                                                        1,314

Dividends declared ....................                                            (357)                                       (357)

Share issuances for
  employee benefit plans ..............                1                            (22)                    46                    24

Purchase of treasury stock ............               (3)                                                (140)                 (140)

Tax benefit related to
  stock options .......................                                     4                                                      4

ESOP activities and related
  tax benefit .........................                                                                               37          37
                                           ------   --------  --------  --------  -------- ---------   --------    --------  -------
Balance at March 31, 2000 .............     2,020    (140)      $2,020   $6,775    $12,078    $ (45)   $(4,892)    $(239)    $15,697


(a)......Trust  and treasury  shares are not  considered to be  outstanding  for financial reporting purposes. As of March 31, 2000, there were approximately 36 shares held in trust and 104 shares held in treasury.

The accompanying notes are an integral part of these consolidated financial statements.

                             BELLSOUTH CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME
                                  (Unaudited)
                                 (In Millions)

                                                                                 For the Three Months Ended March 31, 1999

                                         ----------------------- ------------------------------------------------------------------
                                            Number of Shares                                   Amount
                                         ----------------------- ------------------------------------------------------------------
                                                                                               Accum.
                                                       Shares                                  Other     Shares     Guaran-
                                                       Held In                                Compre-   Held In     tee of
                                           Common     Trust and  Common    Paid-in  Retained  hensive  Trust and     ESOP
                                           Stock      Treasury    Stock    Capital  Earnings  Income    Treasury     Debt     Total
                                                         (a)                                              (a)

Balance at December 31, 1998 ............   2,020        (70)    $2,020    $6,766    $9,479    $(64)    $(1,752)   $(339)    $16,110

Net income ..............................                                               615                                      615

Other comprehensive income, net of tax:
  Foreign currency
    translation adjustments .............                                                      (158)                           (158)

Total comprehensive income ..............                                                                                        457

Dividends declared ......................                                             (369)                                    (369)

Share issuances for
  employee benefit plans ................                                              (10)                   20                  10

Purchase of treasury stock ..............                (43)                                            (1,841)             (1,841)

Purchase of stock by grantor trust ......                                                                    (4)                 (4)

ESOP activities and related
  tax benefit ...........................                                                3                             36        39
                                              ------     -------  -------- -------  --------  ------   ----------  -------  --------
Balance at March 31, 1999 ...............      2,020      (113)     $2,020  $6,766   $9,718   $(222)    $(3,577)    $(303)   $14,402


(a)......Trust  and treasury  shares are not  considered to be  outstanding  for financial reporting purposes. As of March 31, 1999, there were approximately 36 shares held in trust and 77 shares held in treasury.


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

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of our significant accounting policies and other information, you should read this report in conjunction with the consolidated financial statements included in our latest annual report on Form 10-K.

Certain amounts within the prior year's information have been reclassified to conform to the current year's presentation.

Note B - Recent Accounting Pronouncements

Revenue Recognition
In December 1999, the SEC issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements", (SAB 101). SAB 101 requires that revenues and costs of revenues derived from services rendered at the beginning of a contract or business relationship be deferred and recognized over the life of the related contract or relationship. The guidelines in SAB 101 must be adopted during the second quarter of 2000. We are currently assessing the impact that adoption of these guidelines will have on our results of operations and financial position.

Derivative Instruments and Hedging Activities
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed via the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement 133". The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. This means that the standard must be adopted by us no later than January 1, 2001. We do not expect the adoption of this standard will have a material impact on results of operations, financial position or cash flows.

Note C - Earnings Per Share

Basic earnings per share is computed on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted-average number of common shares outstanding plus net incremental shares arising out of employee stock options and benefit plans. The following is a reconciliation of the weighted-average share amounts (in millions) used in calculating earnings per share:

                                                   For the Three Months
                                                     Ended March 31,
                                                   1999           2000
Basic common shares outstanding ...........       1,932          1,881
Incremental shares from stock options .....          19             17
Diluted common shares outstanding .........       1,951          1,898

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


                                                 First Quarter           %
                                               1999         2000      Change
Wireline communications
External revenues ........................    $4,275       $4,504       5.4
Intersegment revenues ....................        48           72      50.0
  Total revenues .........................    $4,323       $4,576       5.9
Operating income .........................    $1,413       $1,552       9.8
Segment net income .......................    $  801       $  863       7.7

Domestic wireless
External revenues ........................     $ 744        $ 853      14.7
Intersegment revenues ....................        4            4         --
  Total revenues .........................     $ 748        $ 857      14.6
Operating income .........................     $  87        $  92       5.7
Net earnings (losses) of equity affiliates     $  31        $  32       3.2
Segment net income .......................     $  60        $  60        --

International operations
External revenues ........................     $ 561        $ 664      18.4
Intersegment revenues ....................        --           11       N/M*
  Total revenues .........................     $ 561        $ 675      20.3
Operating income .........................     $  51        $ (2)       N/M
Net earnings (losses) of equity affiliates     $ (13)       $  17       N/M
Segment net income (loss) ................     $ (20)       $  14       N/M

Advertising and publishing
External revenues ........................     $ 343        $ 364       6.1
Intersegment revenues ....................         3            5      66.7
  Total revenues .........................     $ 346        $ 369       6.6
Operating income .........................     $ 140        $ 145       3.6
Net earnings (losses) of equity affiliates     $ (1)        $ (1)        --
Segment net income .......................     $  84        $  90       7.1



*  Not Meaningful

                                  BELLSOUTH CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                       (Unaudited)
                                  (Dollars In Millions)

Note D - Segment Information (continued)

                                                   First Quarter           %
                                                 1999         2000      Change
Other
External revenues ............................. $  50       $  102        N/M
Intersegment revenues .........................    70           88       25.7
  Total revenues .............................. $ 120        $ 190       58.3
Operating loss ................................ $ (84)       $ (54)     (35.7)
Net earnings (losses) of equity affiliates..... $  1         $  --        N/M
Segment net loss .............................. $ (57)       $ (39)     (31.6)

Reconciling items
Intersegment revenues ......................... $ (125)     $ (180)      44.0
Operating income (loss) ....................... $  --       $ (110)       N/M
Net earnings (losses) of equity affiliates
   (Note F).................................... $ (284)       $ 83        N/M
Segment net income (loss)...................... $ (253)       $ 13        N/M




Note E - Marketable Securities

We have investments in marketable securities, primarily common stocks, which are accounted for under the cost method. These investments are comprised primarily of a 10% equity interest in Qwest and are classified as available-for-sale under SFAS 115. Under SFAS 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) recorded in accumulated other comprehensive income (loss) in our statement of changes in shareholders' equity and comprehensive income. The fair values of our investments in marketable securities are determined based on market quotations. The table below shows certain summarized information related to these investments at March 31, 2000:

                                           Gross        Gross
                                        Unrealized    Unrealized
                              Cost         gains        losses      Fair Value

Investment in Qwest  ....    $3,500        $ 55          $ --        $ 3,555
Other investments .......       208         212            --            420

    Total  ..............    $3,708       $ 267          $ --        $ 3,975

We held no significant investments in marketable securities at March 31, 1999.

                                   BELLSOUTH CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                        (Unaudited)
                                   (Dollars In Millions)

Note F - Devaluation of Brazilian Currency

In mid January 1999, the Brazilian Government changed its foreign exchange policy, extinguishing the exchange band through which it had managed the range of the fluctuation of the Real in relation to the US Dollar, allowing the market to freely determine the exchange rate. As a consequence of this change, the Real devalued significantly in relation to the US Dollar in early 1999. The devaluation and subsequent fluctuations in the exchange rate resulted in our Brazilian wireless properties recording net currency losses related to the net US Dollar-denominated liabilities. Our share of the foreign currency losses for the first quarter of 1999 was $280.

Note G - Sublease of Communications Towers

In June 1999, we signed a definitive agreement with Crown Castle International Corporation (Crown) for the sublease of all unused space on approximately 1,850 of our wireless communications towers in exchange for $610 to be paid in a combination of cash and Crown common stock. As of March 31, 2000 we have closed on 1,664 towers and received $548. Remaining towers covered by the agreement are expected to be subleased throughout the remainder of 2000. We also entered into a five-year, build-to-suit agreement with Crown covering up to 500 towers.

Under a similar agreement, Crown will sublease all unused space on 773 PCS towers in exchange for $317 in cash. As of March 31, 2000, we have closed on 674 towers and received $277. Remaining towers covered by the agreement are expected to be subleased throughout the remainder of 2000. In connection with this agreement, we entered into an exclusive three-year, build-to-suit agreement.

Note H - Supplemental Cash Flow Information

                                       For the Three Months
                                          Ended March 31,
                                        1999            2000
Cash Paid For:

   Income taxes .................       $ 57             $111

   Interest .....................      $ 159             $204


Note I - Summary Financial Information for Equity Investees

The following table displays the summary unaudited financial information for our equity method businesses. These amounts are shown on a 100-percent basis.

                             For the Three Months
                                Ended March 31,          %
                               1999         2000       Change
Revenues  ................   $1,209       $1,515        25.3
Operating income .........     $ 29         $111         N/M

Net income (loss) ........    $(649)        $ 38         N/M

                               BELLSOUTH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    (Unaudited)
                               (Dollars In Millions)


Note J - Contingencies

Following the enactment of the Telecommunications Act of 1996, our telephone company subsidiary, BellSouth Telecommunications, Inc. (BST), and various competitive local exchange carriers (CLECs) entered into interconnection agreements providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous CLECs have claimed entitlement from BST for compensation associated with dial-up calls originating on BST's network and connecting with Internet service providers (ISPs) served by the CLECs' networks. BST has maintained that dial-up calls to ISPs are not local calls for which terminating compensation is due under the interconnection agreements.

In February 1999, the FCC issued a decision that such ISP traffic does not terminate at the ISP and, therefore, is interstate in nature, rather than local. The FCC stated, however, that it would not interfere with prior state commissions' decisions regarding this matter. The courts and state regulatory commissions in BST's operating territory that have considered the matter have, in most cases, ruled that BST is responsible for paying reciprocal compensation on these calls. BST has appealed the adverse decisions and continues to believe that it has a good legal basis for its position that such reciprocal compensation is not owed to the CLECs. For those cases where BST believes it is probable that it has incurred a liability, it has recorded an estimate of the amount owed. At March 31, 2000, the exposure related to unrecorded amounts withheld from CLECs was approximately $270, including accrued interest.

In March 2000, the United States Court of Appeals for the D.C. Circuit vacated and remanded the FCC decision, concluding that the FCC had not adequately explained its finding that ISP traffic was interstate. Based on statements made by the FCC since the court's decision, we do not believe that this most recent court decision adversely affects the ultimate outcome of pending state proceedings. Nonetheless, we have commenced discussions with several CLECs concerning settlement of some claims, and agreements have been reached in certain circumstances.

Other reciprocal compensation issues

In a related matter, a CLEC was claiming terminating compensation of approximately $165 for service arrangements that we did not believe involved "traffic" under BST's interconnection agreements. BST filed a complaint with the state regulatory commission asking that agency to declare that BST did not owe reciprocal compensation for these arrangements. In March 2000, the state commission ruled in BST's favor finding that compensation was not owed to the CLEC.

Note K - Workforce Reduction

In February 2000, we announced that we would reduce our domestic general and administrative staff by approximately 2,100 positions. These reductions are the result of the streamlining of work processes in conjunction with our shift to a more simplified management structure. As a result of these reductions, we recorded a one-time charge of $78 ($48 after tax) for severance and post-employment health benefits.

                           BELLSOUTH CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)
                           (Dollars In Millions)

Note L - E-Plus Restructuring

In February 2000 we formed a joint venture with KPN Royal Dutch Telecom (KPN) through which KPN owns a 77.5% interest in E-Plus, a German mobile operator , and we own a 22.5% interest. We share control of E-Plus with KPN through our ownership in the joint venture. We have the option, exercisable in July 2001, of converting our 22.5% interest in the joint venture into either 100 million shares of KPN or approximately 500 million shares of KPN Mobile. We also received warrants to purchase approximately 46 million additional shares of KPN. In conjunction with the restructuring, we recognized additional income of $68, which is included in net earnings (losses) of equity affiliates.

Note M - Debt Issuance

In February 2000 we issued $2 billion of long-term debt, consisting of $1 billion of Ten-year, 7 3/4% Notes and $1 billion of Thirty-year, 7 7/8%
Debentures. We received total proceeds of $1,974, which was used to retire commercial paper.

Note N - Tracking Stock

On March 29, 2000, we filed with the SEC a preliminary proxy statement relating to a special shareholders' meeting to approve amendments to our restated articles of incorporation. The amendments will permit us to issue our common stock in series, of which our Board of Directors will initially designate two:
BLS Group stock and Latin America Group stock. Latin America Group stock is intended to reflect the separate performance of the Latin America Group, consisting of our Latin American businesses. BLS Group stock is intended to track the separate performance of the BLS Group, consisting of all of our other businesses and the BLS Group's ownership of the portion of the equity value of the Latin America Group that is not sold or distributed. The amendments also provide for each outstanding share of our existing common stock to be changed into one share of BLS Group stock immediately before the completion of our planned initial public offering of Latin America Group stock.

Our shareholders will also be asked at the special meeting to adopt an amended and restated stock plan. This stock plan would, among other things, reflect the tracking stock proposal by authorizing us to grant to our employees, officers and directors awards based on shares of BLS Group stock and Latin America Group stock.

At the same time we filed our preliminary proxy statement, we filed a registration statement pursuant to which we plan to offer shares of Latin America Group stock that represent a portion of the equity value of the Latin America Group. The Latin America Group will use the proceeds from the initial public offering to continue its expansion in Latin America and for other general purposes.

We expect to distribute all of the shares representing the BLS Group's ownership of the Latin America Group to the holders of BLS Group stock within six to twelve months following the initial public offering. The decision to make such a distribution and the precise timing will depend on market conditions and other factors. After full distribution of the Latin America Group stock, ownership in BellSouth will then be represented by two stocks: Latin America Group stock and BLS Group stock.

Note O - Subsequent Events

Proposed Domestic Wireless Transaction
On April 4, 2000, we signed a definitive  agreement with SBC Communications Inc.
(SBC) to create a national wireless business (Wireless Co.) comprised of substantially all of both companies' US wireless assets. The new joint venture will serve approximately 16.2 million subscribers and cover a geographical area with a population of 175 million. Assuming that all of the assets are contributed as provided for in the agreement, Wireless Co. will be 40% owned by BellSouth and 60% owned by SBC. We will share joint and equal control of the venture.

The joint venture will be a separately managed company capable of making acquisitions and bidding on new or re-auctioned wireless frequencies. It may issue debt and stock to the public to generate additional cash to fund expansion and product development efforts. The agreement is subject to numerous conditions, including regulatory approvals, and we expect the closing of the venture to occur by the end of 2000.

                                BELLSOUTH CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                     (Unaudited)
                                (Dollars In Millions)

Note O - Subsequent Event (continued)

Investment in Brazil
On May 4, 2000, we completed the purchase of a combination of voting common stock and American Depository Receipts (ADRs) representing nonvoting preferred stock of Tele Centro Oeste Celular Participacoes SA (TCO), a Brazilian company, for a total purchase price of approximately $229. TCO holds the A Band cellular concession in central-west Brazil, including Brasilia, as well as the B Band cellular concession for northern Brazil through its 95% ownership in Norte Brasil Telecom. The common stock portion of our investment represents 11.8% of the voting power of TCO. The combined investment in common and preferred stock represents 16.5% of the total capital of TCO. The investment will be accounted for under the cost method of accounting.

                                     BELLSOUTH CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                              OPERATIONS AND FINANCIAL CONDITION
                        (Dollars in Millions, Except Per Share Amounts)

For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) in conjunction with the MD&A in our latest annual report on Form 10-K.

-------------------------------------------------------------------------------
Consolidated Results of Operations
-------------------------------------------------------------------------------

Key financial and operating data for first quarter 2000 and 1999 are as follows:

                                         ------------------------ ------------
                                              First Quarter            %
                                         ------------------------
                                              1999        2000        Change
                                         ----------- ------------ ------------
Revenues                                     $5,973       $6,487          8.6
---------------------------------------- ----------- ------------ ------------
Expenses                                     $4,366       $4,864         11.4
---------------------------------------- ----------- ------------ ------------
EBITDA(a)                                    $2,720       $2,919          7.3
---------------------------------------- ----------- ------------ ------------
EBITDA margin                                 45.5%        45.0%       -50bps
---------------------------------------- ----------- ------------ ------------
---------------------------------------- ----------- ------------ ------------
As Reported:
---------------------------------------- ----------- ------------ ------------
   Net income                                  $615       $1,001         62.8
---------------------------------------- ----------- ------------ ------------
   Earnings per share                          $.32         $.53         65.6
---------------------------------------- ----------- ------------ ------------
Normalized:
---------------------------------------- ----------- ------------ ------------
   Net income                                  $895         $981          9.6
---------------------------------------- ----------- ------------ ------------
   Earnings per share                          $.46         $.52         13.0
---------------------------------------- ----------- ------------ ------------

(a)......EBITDA  represents  income before net interest  expense,  income taxes, depreciation and amortization, severance accrual, net earnings (losses) of equity affiliates and other income, net. We present EBITDA because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance and because we believe that EBITDA is an additional meaningful measure of performance and liquidity. EBITDA does not represent cash flows for the period, nor is it an alternative to operating income (loss) as an indicator of operating performance. You should not consider it in isolation or as a substitute for measures of sperformance prepared in accordance with generally accepted accounting principles. The items excluded from the calculation of EBITDA are significant components in understanding and assessing our financial performance. Our computation of EBITDA may not be comparable to the computation of similarly titled measures of other companies. EBITDA does not represent funds available for discretionary uses.

-------------------------------------------------------------------------------
Overview
-------------------------------------------------------------------------------

On a comparative basis, results reflect strong revenue growth in the core wireline business driven by digital and data services revenues and significant increases in our international and domestic wireless customer bases. Expense growth was driven by volume increases at our international and domestic wireless businesses and expenses for development and promotion of new business initiatives, including high-speed data and Internet service offerings.

Normalized results for 2000 exclude the impacts of:

     * Income related to the restructuring of our ownership interest in the German wireless operator, E-Plus, which increased net income by $68 ($0.04 per share) (this gain is included in Net Earnings (Losses) of Equity Affiliates) (see Note L to the consolidated financial statements for further discussion of this matter); and

     * Expense recorded as a result of our previously announced plan to reduce our domestic workforce, which reduced net income by $48 ($0.03 per share) (see Note K to the consolidated financial statements for further discussion of this matter).

Normalized results for first quarter 1999 excludes the impact of the devaluation of the Brazilian Real. Our share of the foreign currency losses in our Brazilian wireless properties reduced net income by $280 ($0.14 per share) (this loss is included in Net Earnings (Losses) of Equity Affiliates).

-------------------------------------------------------------------------------
Results by Segment
-------------------------------------------------------------------------------

Our reportable segments reflect strategic business units that offer similar products and services and/or serve similar customers. We have four reportable operating segments: (1) Wireline communications; (2) Domestic wireless; (3) International operations; and (4) Advertising and publishing. We have included the operations of all other businesses falling below the reporting threshold in the "Other" segment. We evaluate the performance of each business unit based on net income, exclusive of charges for use of intellectual property rights and adjustments for special items that may arise. Intersegment revenues and expenses are not eliminated. Special items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. The results of businesses in which we own noncontrolling interests are not included in our reported revenues and expenses but are included in the Net Earnings (Losses) of Equity Affiliates line item.

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

                                           First Quarter           %
                                      ------------------------
                                         1999        2000        Change
------------------------------------------------- ------------ -----------

Results of Operations
Operating revenues:
   Local service                          $2,654       $2,821         6.3
   Network access                          1,191        1,263         6.0
   Long distance                             150          135       (10.0)
   Other wireline                            280          285         1.8
   Intersegment revenues                      48           72        50.0
------------------------------------------------- ------------ -----------
       Total operating revenues           $4,323       $4,576         5.9
------------------------------------------------- ------------ -----------
Operating expenses                        $2,910       $3,024         3.9
------------------------------------------------- ------------ -----------
Operating income                          $1,413       $1,552         9.8
------------------------------------------------- ------------ -----------
Segment net income                         $ 801        $ 863         7.7
------------------------------------------------- ------------ -----------

------------------------------------------------- ------------ -----------
EBITDA                                    $2,246       $2,433         8.3
------------------------------------------------- ------------ -----------
EBITDA margin                              52.0%        53.2%     +120bps
------------------------------------------------- ------------ -----------

------------------------------------------------- ------------ -----------
Key Indicators
------------------------------------------------- ------------ -----------
Access line counts (000s):
------------------------------------------------- ------------ -----------
   Switched access lines:
------------------------------------------------- ------------ -----------
      Residential                         16,764       17,234         2.8
------------------------------------------------- ------------ -----------
      Business                             7,325        7,230       (1.3)
------------------------------------------------- ------------ -----------
      Other                                  272          262       (3.7)
------------------------------------------------- ------------ -----------
   Total switched access lines            24,361       24,726         1.5
------------------------------------------------- ------------ -----------
    Access line equivalents (a)           14,586       20,917        43.4
------------------------------------------------- ------------ -----------
      Total equivalent access lines       38,947       45,643        17.2
------------------------------------------------- ------------ -----------
Access minutes of use (millions)          26,825       28,716         7.0
------------------------------------------------- ------------ -----------

------------------------------------------------- ------------ -----------
Long distance messages (millions)            177          136      (23.2)
------------------------------------------------- ------------ -----------
Digital and data services revenues         $ 597        $ 767        28.5
------------------------------------------------- ------------ -----------
Convenience feature revenues               $ 444        $ 515        16.0
------------------------------------------------- ------------ -----------

(a) Access line equivalents represent a conversion of non-switched data circuits to a switched access line basis and is presented for comparability purposes. Equivalents are calculated by converting data circuits (ISDN, ADSL, DS0, DS1 and DS3) and SONET-based (optical) services (OC3 to OC48) to the equivalent of a switched access line based on transport capacity. While the revenues generated by access line equivalents have a directional relationship with these counts, growth rates cannot be compared on an equivalent basis.

Operating Revenues

Local service
The $167 increase in local service revenues is attributable to growth in switched access lines and strong demand for digital and data services and convenience features.

We ended the first quarter with over 45 million total equivalent access lines, an increase of 17.2% since March 31, 1999. Residential access lines rose 2.8% to 17,234,000, driven by economic growth in our nine-state region as well as demand for secondary residence lines which accounted for 47.9% of the growth in residential access lines. We added 225,000 secondary residence lines since March 31, 1999, extending the total to over 2.5 million lines and ending the current period with a penetration rate of 17.1%. Business access lines, including both switched access lines and data circuits, grew 28.5% propelled by expanding demand for our digital and data services. Switched business access lines decreased 1.3% reflecting continued migration of new and existing business customers to high-capacity data lines.

Revenues from optional convenience features such as custom calling features (e.g., Caller ID, Call Waiting, Call Return) and MemoryCall(R) service increased $71 (16.0%) when compared to first quarter 1999. These increases were driven by growth in convenience feature usage through our Complete Choice(R) Package, a one-price bundled offering of over 20 features.

Increased penetration of extended local area calling plans also increased local service revenues by approximately $49 compared to first quarter 1999.

Network access
Network access revenues grew $72 in the first quarter due largely to higher demand. Access minutes of use rose 7.0% to 28,716 million in first quarter 2000 from 26,825 million in first quarter 1999. Increases in switched access lines and promotional activities by long distance carriers continue to be the primary drivers of the increase in minutes of use. First quarter 2000 growth in minutes was also positively impacted by the additional day of activity resulting from the leap year.

The growth rate in total minutes of use continues to be negatively impacted by the trend of business customers migrating from traditional switched circuits to higher capacity data line offerings which are fixed-charge based rather than per-minute-of-use based. Revenues from these dedicated circuit services grew approximately $59 as Internet service providers and high-capacity users increased their use of our network. The growth rate in switched minutes of use has also been negatively impacted by competition from CLECs whose traffic completely bypasses our network.

Volume-related growth was largely offset by net rate impacts that decreased revenues by $65 compared to first quarter 1999. These rate reductions are primarily related to the FCC's access reform and productivity factor adjustment. The reductions were partially offset by recoveries of local number portability costs.

Long distance
The $15 decrease is primarily attributable to a 23.2% decrease in long distance message volumes since first quarter 1999. The decrease was offset by the impact in 1999 of a regulatory ruling related to compensation we receive from long distance carriers for interconnection to our public payphones. Also offsetting the decreases were increased revenues from the provision of digital and data services.

Competition from alternative intraLATA long distance carriers and increased penetration of extended local area calling plans continue to have an adverse impact on our long distance message volumes. We believe that competition in the intraLATA long distance market will continue to adversely impact long distance message volumes and revenues.

Other wireline and intersegment revenues
Other wireline and intersegment revenues increased 8.8%, from $328 in first quarter 1999 to $357 in first quarter 2000. Higher revenues from resale of paging products and services, sales of unbundled network elements, collocation of competing carriers' equipment in our facilities, demand for our Internet access offering and interconnection charges to wireless carriers were offset by decreases in revenues from sales of customer premises equipment. At March 31, 2000 we had 735,000 subscribers to our BellSouth Internet Service (sm), an increase of 56.7% compared to the same 1999 period. The increase in intersegment revenues primarily represents increased business activity with our other operating segments.

Operating Expenses

Operational and support expenses
Operational and support expenses increased $66 (3.2%) for first quarter 2000 when compared to the first quarter 1999. The increase was attributable to accruals related to reciprocal compensation, volume-related increases in interconnection expense and higher payments to FCC mandated universal access funds. These increases were offset by reductions in contract service expense and volume-driven costs from sales of CPE and paging equipment. The increases were further offset by lower pension and benefit costs attributable to favorable pension plan investment returns.

Also contributing to the increase were expenses related to new data initiatives, including Asymmetric Digital Subscriber Line (ADSL) and integrated fiber-in-the-loop (IFITL), and promotional expenses related to expanding our Internet customer base. We have made ADSL service available in 31 markets with an addressable market of approximately 8 million access lines, and we plan to increase the addressable market to 11.5 million access lines by the end of 2000. In January 2000, we began offering a self-install kit for ADSL in seven cities and announced a partnership with Darwin Networks to expand ADSL offerings to additional areas in the southeastern US. We are deploying IFITL in nearly all newly built neighborhoods and are also retrofitting some 200,000 existing homes in Atlanta and Miami.

Depreciation and amortization
Depreciation and amortization expense increased $48 (5.8%) for first quarter 2000. The increase is primarily attributable to amortization of capitalized internally developed software and depreciation resulting from higher levels of net property, plant and equipment.

-------------------------------------------------------------------------------
Domestic Wireless
-------------------------------------------------------------------------------

Domestic wireless is comprised of cellular and personal  communications  service
(PCS) businesses principally within the southeastern US.


                                               First Quarter           %
                                           -----------------------
                                              1999        2000        Change
----------------------------------------------------- ------------ -----------

----------------------------------------------------- ------------ -----------
External revenues                              $ 744        $ 853        14.7
----------------------------------------------------- ------------ -----------
Intersegment revenues                              4            4          --
----------------------------------------------------- ------------ -----------
     Total operating revenues                  $ 748        $ 857        14.6
----------------------------------------------------- ------------ -----------
Operating expenses                             $ 661        $ 765        15.7
----------------------------------------------------- ------------ -----------
Operating income                                $ 87         $ 92         5.7
----------------------------------------------------- ------------ -----------
Net earnings (losses) of equity affiliates      $ 31         $ 32         3.2
----------------------------------------------------- ------------ -----------
Segment net income                              $ 60         $ 60          --
----------------------------------------------------- ------------ -----------

----------------------------------------------------- ------------ -----------
EBITDA                                         $ 225        $ 250        11.1
----------------------------------------------------- ------------ -----------
EBITDA margin                                  30.1%        29.2%      -90bps
----------------------------------------------------- ------------ -----------

----------------------------------------------------- ------------ -----------
Customers (a)                                  4,486        5,196        15.8
----------------------------------------------------- ------------ -----------
Average monthly revenue per customer (a)         $51          $51          --
----------------------------------------------------- ------------ -----------

(a) The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.

Operating Revenues

Total operating revenues grew $109 or 14.6% compared to the same 1999 period, which is attributable to higher airtime, access, and equipment sales revenues driven by a 15.8% increase in the customer base. Adjusted for the sale of Honolulu Cellular in August 1999, the customer growth rate would have been 19.1%. Advertising, enhanced volume pricing strategies (including one-rate plans, bundled minutes at lower rates and prepaid calling plans) and competitive incentive programs (such as discounted wireless handsets) were key drivers of the customer growth. Revenue growth is also attributable to the initiation of PCS service in 10 new markets in the southeastern US over the past twelve months. Average monthly usage by customers increased during first quarter 2000, and, when combined with the increase in total customers, drove increases in total minutes of use. Average monthly revenue per customer remained relatively flat, due primarily to declines in per-minute rates in response to competition. The declines in average per-minute rates occurred as we expanded our product offering and further penetrated lower-usage market segments, and we expect rates to continue decreasing as more customers opt for our one-rate plans and other bundled - minute packages.

We expect competition to continue to intensify and pressure pricing in our markets. We believe this will further stimulate demand and continue to increase usage as the overall market is expanded.

Operating Expenses

Operational and support expenses
Operational and support expenses increased $84 or 16.1% during first quarter 2000 due to higher customer acquisition costs, higher network costs associated with network usage, and costs related to new customer promotions. Customer acquisition costs increased as a result of a 34.3% increase in customer additions from first quarter 1999 to first quarter 2000. Network usage and the related expense have increased as a result of customer and volume growth in established markets and the initiation of service in 10 PCS markets over the past 12 months.

Our customer base continues to migrate from analog to digital service. We have moved 75% of our subscriber base to digital and have increased digital minutes of use to 75% of total network usage. Digital technology offers many advantages over analog technology, including a three-fold gain in channel capacity, the ability to provide advanced services and functionality and greater security.

Depreciation and amortization
Depreciation and amortization increased $20 (14.5%) to $158 during first quarter 2000. The increase was primarily attributable to the additions of property, plant and equipment since March 31, 1999. These additions were primarily attributable to the build-out of PCS markets and expansion of the network related to growth in the customer base. The increase is also attributable to accelerated depreciation on network equipment that is being replaced over an 18 month period from June 1999 through December 2000.

Net Earnings (Losses) of Equity Affiliates

Compared to first quarter 1999, 2000 equity in earnings (losses) of unconsolidated domestic wireless businesses remained relatively flat. Higher earnings at our business in Los Angeles were offset by decreases in earnings at other properties.

-------------------------------------------------------------------------------
International Operations
-------------------------------------------------------------------------------

International operations is comprised principally of our investments in cellular and PCS businesses in ten countries in Latin America as well as in Denmark, Germany, India and Israel. Consolidated operations include our businesses in Argentina, Chile, Ecuador, Nicaragua, Peru and Venezuela. All other businesses are accounted for under the equity method, and accordingly their results are reported as Net earnings (losses) of equity affiliates.

                                               First Quarter          %
                                            ---------------------
                                             1999       2000        Change
---------------------------------------------------- ------------ -----------

---------------------------------------------------- ------------ -----------
External revenues                             $ 561        $ 664        18.4
---------------------------------------------------- ------------ -----------
Intersegment revenues                            --           11        N/M*
---------------------------------------------------- ------------ -----------
      Total operating revenues                $ 561        $ 675        20.3
---------------------------------------------------- ------------ -----------
Operating expenses                            $ 510        $ 677        32.7
---------------------------------------------------- ------------ -----------
Operating income                               $ 51         $(2)         N/M
---------------------------------------------------- ------------ -----------
Net earnings (losses) of equity affiliates    $(13)         $ 17         N/M
---------------------------------------------------- ------------ -----------
Segment net income (loss)                     $(20)         $ 14         N/M
---------------------------------------------------- ------------ -----------

---------------------------------------------------- ------------ -----------
EBITDA                                        $ 154        $ 122      (20.8)
---------------------------------------------------- ------------ -----------
EBITDA margin                                 27.5%        18.1%     -940bps
---------------------------------------------------- ------------ -----------

---------------------------------------------------- ------------ -----------
Customers (a)                                 2,949        5,096        72.8
---------------------------------------------------- ------------ -----------
Average monthly revenue per customer (a)       $ 61         $ 39      (36.1)
---------------------------------------------------- ------------ -----------
* Not Meaningful

(a) The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.


Operating Revenues

The increase of $114 is primarily due to substantial growth in the customer bases of our consolidated operations, which collectively have grown almost 72.8% since March 31, 1999. Partially offsetting the impacts of customer growth is declining monthly revenue per customer that is driven by continued expansion into lower-usage customer segments through offerings such as prepaid cellular service and competitive pressures in certain countries. We now offer prepaid cellular products to all of the countries we serve in Latin America. Overall weakening of local currencies also impacted revenue growth on a US Dollar basis. The current period also includes $10 of revenues from our operations in Nicaragua that was consolidated for the first time in first quarter 2000.

Operating Expenses

Operational and support expenses
For first quarter 2000, these expenses increased $146 compared to first quarter 1999. This increase is primarily the result of operational and customer acquisition costs associated with growth in customer levels and expanded operations. Since March 31, 1999, our existing operations have added almost 2.0 million customers in Argentina, Chile and Venezuela. We have also added 182,000 customers through the acquisition and development of businesses in Ecuador, Nicaragua and Peru.

Depreciation and amortization
Depreciation expense increased $19 due primarily to higher gross depreciable plant resulting from the continued investment in our wireless network infrastructure. Amortization expense increased $2 as a result of growth in intangibles related to our purchase of additional ownership interests in several Latin American operations.

Net Earnings (Losses) of Equity Affiliates

Net earnings (losses) from our equity affiliates improved $30 to $17 in first quarter 2000. The improvement in our unconsolidated international businesses is due to stronger results from our investments in Brazil and Germany. Both of these businesses experienced substantial growth in their customer bases. Net earnings (losses) of equity affiliates for the international operations segment for 2000 excludes $68 in income related to the restructuring of our ownership interest in our German wireless operations (see Note L to the consolidated financial statements for further discussion of this matter). Net earnings (losses) of equity affiliates for the international operations segment for 1999 exclude $280 in foreign currency losses related to the devaluation of the Brazilian Real in January 1999 (see Note F to the consolidated financial statements for further discussion of this matter). The impact of foreign currency fluctuations in Brazil for first quarter 2000 was not significant.


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

                                               First Quarter           %
                                           -----------------------
                                             1999        2000        Change
----------------------------------------------------- ------------ -----------

----------------------------------------------------- ------------ -----------
External revenues                               $343         $364         6.1
----------------------------------------------------- ------------ -----------
Intersegment revenues                              3            5        66.7
----------------------------------------------------- ------------ -----------
Total operating revenues                        $346         $369         6.6
----------------------------------------------------- ------------ -----------
Operating expenses                              $206         $224         8.7
----------------------------------------------------- ------------ -----------
Operating income                                $140         $145         3.6
----------------------------------------------------- ------------ -----------
Net earnings (losses) of equity affiliates     $ (1)        $ (1)          --
----------------------------------------------------- ------------ -----------
Segment net income                               $84          $90         7.1
----------------------------------------------------- ------------ -----------

----------------------------------------------------- ------------ -----------
EBITDA                                          $146         $155         6.2
----------------------------------------------------- ------------ -----------
EBITDA margin                                  42.2%        42.0%      -20bps
----------------------------------------------------- ------------ -----------

Operating Results

External revenues increased $21 for first quarter 2000, principally as a result of revenues from our new directory publishing operations in Peru and Brazil. The growth is also attributable to volume growth and price increases in the domestic operations, offset by the effects of shifts in directory production schedules. Adjusted for book shifts, external revenues for this segment would have increased by approximately 10.6% for the quarter. Also contributing to the increase are the revenues from our electronic media offerings.

Operational and support expenses increased $14 for first quarter 2000, due primarily to our new operations in Peru and costs associated with growth in electronic media offerings. These increases were offset by lower costs in the domestic directory businesses due to the shift in directory production schedules. Depreciation and amortization increased by $4 due to the new international publishing operations.

Net earnings (losses) of equity affiliates includes the results of our investment in a Brazilian directory publisher.


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

                                                  First Quarter             %
                                              ---------------------
                                                1999        2000        Change
----------------------------------------------------- ----------- --------------

----------------------------------------------------- ----------- --------------
External revenues                               $ 50        $102            N/M
----------------------------------------------------- ----------- --------------
Intersegment revenues                             70          88           25.7
----------------------------------------------------- ----------- --------------
Total operating revenues                       $ 120       $ 190           58.3
----------------------------------------------------- ----------- --------------
----------------------------------------------------- ----------- --------------
Operating expenses                             $ 204       $ 244           19.6
----------------------------------------------------- ----------- --------------
Operating loss                                 $(84)       $(54)          (35.7)
----------------------------------------------------- ----------- --------------
Net earnings (losses) of equity affiliates      $ 1        $ --             N/M
----------------------------------------------------- ----------- --------------
Segment net loss                               $(57)       $(39)          (31.6)
----------------------------------------------------- ----------- --------------

----------------------------------------------------- ----------- --------------
EBITDA                                         $(53)       $(24)          (54.7)
----------------------------------------------------- ----------- --------------
EBITDA margin                                (44.2%)     (12.6%)            N/M
----------------------------------------------------- ----------- --------------

Operating Results

External revenues increased $52 for first quarter 2000 driven by growth in revenues from the resale of interLATA long distance services in markets outside of our wireline region, interactive paging services and wireless television offerings.

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

-------------------------------------------------------------------------------
Other Nonoperating Items
-------------------------------------------------------------------------------



                                                First Quarter             %
                                            -----------------------
                                              1999        2000         Change
--------------------------------------------------- ------------ --------------

--------------------------------------------------- ------------ --------------
Interest Expense                              $226         $306           35.4
--------------------------------------------------- ------------ --------------
--------------------------------------------------- ------------ --------------
Net Earnings (Losses) of Equity Affiliates   (266)          131            N/M
--------------------------------------------------- ------------ --------------
--------------------------------------------------- ------------ --------------
Other Income, net                               59           83           40.7
--------------------------------------------------- ------------ --------------
--------------------------------------------------- ------------ --------------
Provision for Income Taxes                     559          530          (5.2)
--------------------------------------------------- ------------ --------------
--------------------------------------------------- ------------ --------------
Effective Tax Rate                           47.6%        34.6%      -1,300bps
--------------------------------------------------- ------------ --------------


Interest expense
Higher interest expense in 2000 is attributable to higher average debt balances resulting from borrowings associated with the financing of our investment in Qwest and increases in interest rates. Our average debt balances were as follows:


                                           First Quarter            %
                                        --------------------
                                        1999        2000         Change
------------------------------------------------ ----------- ------------

------------------------------------------------ ----------- ------------
Average short-term debt balance         $ 4,203     $ 6,817         62.2
------------------------------------------------ ----------- ------------
Average long-term debt balance          $ 8,572     $ 9,909         15.6
------------------------------------------------ ----------- ------------
------------------------------------------------ ----------- ------------
 Total average debt balance             $12,775     $16,726         30.9
------------------------------------------------ ----------- ------------

Net earnings (losses) of equity affiliates
Earnings from our unconsolidated businesses increased $397 in first quarter 2000 compared to first quarter 1999. First quarter 2000 results include $68 in income related to the restructuring of our ownership interest in our German wireless operations (see Note L to the consolidated financial statements for further discussion of this matter). First quarter 1999 includes foreign exchange losses of $280 related to our Brazilian properties (see Note F to the consolidated financial statements for further discussion of this matter). Excluding the impact of these items, first quarter 2000 earnings increased $49 when compared to first quarter 1999. These results are addressed in the discussions for the Domestic wireless, International operations and Other segments.

Other income, net
Other income, net includes interest income, gains/losses on disposition of assets, foreign currency gains/losses and miscellaneous nonoperating income. The increase of $24 is attributable to higher minority interest income related to our less-than-100-percent owned subsidiaries and increased foreign currency gains primarily in Chile. These decreases were partially offset by a decrease in interest income.

Provision for income taxes
The provision for income taxes decreased $29. The decrease in the effective tax rate is due primarily to more favorable results at foreign equity-method subsidiaries which are recorded net of tax benefits or expense. First quarter 2000 results were favorably impacted by additional income related to the restructuring of our ownership in E-Plus. First quarter 1999 results were unfavorably impacted by foreign currency losses recorded at our unconsolidated Brazilian businesses. Excluding these items, our effective rate was 36.3% for first quarter 2000 and 38.4% for first quarter 1999.

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

Net cash provided by (used for):
------------------------------------------------------------------------
                         1999         2000              Change
                      --------------------------------------------------

Operating activities..  $1,642       $2,350       $708         43.1%
Investing activities.. $(1,458)     $(1,556)      $(98)         6.7%
Financing activities.. $(1,388)      $(927)       $461        (33.2)%

------------------------------------------------------------------------

Net cash provided by operating activities
The increase in cash from operations primarily reflects decreases in working capital requirements and higher EBITDA. Operating cash flows for 2000 also include $31 in cash proceeds associated with the closings of our agreements to sublease wireless communications towers to Crown. Additional closings are scheduled to be completed throughout the remainder of 2000.

Net cash used in investing activities
During the first three months of 2000, we invested $1.6 billion for capital expenditures to support our wireline and wireless networks, to promote the introduction of new products and services and increase operating efficiency and productivity. Significant investments are also being made to support deployment of ADSL and fast packet switching technologies as well as our IFITL initiative. Included in these expenditures for first quarter 2000 are approximately $155 in costs related to the purchase and development of internal-use software.

Net cash used in financing activities
During first quarter 2000, we issued $2 billion of long-term debt. The proceeds of $1,974 from this issuance were used to retire commercial paper borrowings.

Our debt to total capitalization ratio was 51.0% at March 31, 2000 compared to 53.1% at December 31, 1999. The decrease is a function of increases in shareholders' equity, driven by income from operations and net unrealized gains on securities.

At May 3, 2000, we had shelf registration statements on file with the SEC under which $2.7 billion of debt securities could be publicly offered.

Market Risk

For a complete discussion of our market risks, you should refer to the caption "Market Risk" in our 1999 Annual Report on Form 10-K. Our primary exposure to market risks relates to unfavorable movements in interest rates and foreign currency exchange rates. We do not anticipate any significant changes in our objectives and strategies with respect to managing such exposures.

-------------------------------------------------------------------------------
Operating Environment and Trends of the Business
-------------------------------------------------------------------------------

Regulatory Developments

Our future operating and financial results will be substantially influenced by developments in a number of federal and state regulatory proceedings. Adverse results in these proceedings could materially affect our revenues, expenses and ability to compete effectively against other telecommunications carriers.

Federal  policies  being  implemented by the Federal  Communications  Commission
(FCC) strongly favor access reform, whereby the historical subsidy for local service that is contained in network access charges paid by long distance carriers is eliminated. Unless compensatory changes are adopted, such as Universal Service Fund contribution mandates, our revenues from this source are at risk. In addition, other aspects of access charge regulation and Universal Service Fund contribution requirements that are applicable to local service carriers such as BST are also under consideration and could result in greater expense levels or reduced revenues.

During first quarter 2000, a coalition of local and long distance providers, including BellSouth, Bell Atlantic, GTE, SBC, AT&T and Sprint submitted a proposal designed to result in lower consumer prices for long distance service by reforming the way in which access costs are recovered. The proposal is a comprehensive package that would adjust the FCC's price cap, access charge and universal service rules for those price cap local exchange carriers electing to adopt the proposal. The FCC asked for and received public comment on this proposal and is expected to reach a decision by midyear. If this proposal were approved, rates for access charges, and the revenues which we derive from access charges, would be reduced.

The FCC has considerable authority to establish pricing, interconnection and other policies that had once been considered within the exclusive jurisdiction of the state public service commissions. We expect the FCC to accelerate the growth of local service competition by aggressively utilizing such power.

We have petitioned the FCC for permission under the 1996 Act to offer full long distance services in South Carolina and Louisiana. The FCC has denied these petitions. We have been testing our operations support systems in Georgia and expect to file with the FCC during the second quarter of 2000. We do not know if the FCC will require further changes in our interconnection and network element offerings and operations support systems before it will approve such petitions. These changes could result in significant additional expenses and promote local service competition. In December 1999, the FCC granted the first approval to another Baby Bell to provide in-region interLATA service.

Our intrastate prices are regulated under price regulation plans provided by statute or approved by state public service commissions. Some plans are subject to periodic review and may require renewal. These commissions generally may require price reductions and/or other concessions from us as conditions to approving these plans.

In North Carolina, we reached a joint stipulation with the North Carolina Public Staff and AT&T regarding revisions to the price regulation plan, switched access reductions, ADSL deployment and service quality issues. The North Carolina Utilities Commission conducted a hearing in late April on the Joint Stipulation, and a decision by that commission on approval of the stipulation is pending.

We are involved in numerous legal proceedings associated with state and federal regulatory matters, the disposition of which could materially impact our operating results and prospects. See Note J to the consolidated financial statements.

International Operations

Our reporting currency is the US Dollar. However, most of our revenues are generated in the currencies of the countries in which we operate. In addition, many of our operations and equity investees hold US Dollar-denominated short- and long-term debt. The currencies of many Latin American countries have experienced substantial volatility and depreciation in the past. Declines in the value of the local currencies in which we are paid relative to the US Dollar will cause revenues in US dollar terms to decrease and dollar-denominated liabilities to increase. Where we consider it to be economically feasible, we attempt to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts or similar instruments as a vehicle for hedging; however, a substantial amount of our exposures are unhedged.

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

Economic, social and political conditions in Latin America are, in some countries, unfavorable and volatile, which may impair our operations. These conditions could make it difficult for us to continue development of our business, generate revenues or achieve or sustain profitability. Historically, recessions and volatility have been primarily caused by: mismanagement of monetary, exchange rate and/or fiscal policies; currency devaluations; significant governmental influence over many aspects of local economies; political and economic instability; unexpected changes in regulatory requirements; social unrest or violence; slow or negative economic growth; imposition of trade barriers; and wage and price controls.

Most or all of these factors have occurred at various times in the last two decades in our core Latin American markets. We have no control over these matters. Economic conditions in Latin America are generally less attractive than those in the US, and poor social, political and economic conditions may inhibit use of our services which may adversely impact our business.

New Accounting Pronouncements

Revenue Recognition
In December 1999, the SEC issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements", (SAB 101). SAB 101 requires that revenues and costs of revenues derived from services rendered at the beginning of a contract or business relationship be deferred and recognized over the life of the related contract or relationship. The guidelines in SAB 101 must be adopted during the second quarter 2000. We are currently assessing the impact that adoption of these guidelines will have on our results of operations and financial position.

Derivative Instruments and Hedging Activities
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed via the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement 133". The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. This means that the standard must be adopted by us no later that January 1, 2001. We do not expect that the adoption of this standard will have a material impact on results of operations, financial position or cash flows.

Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

Factors that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

     * a change in economic conditions in domestic or international markets where we operate or have material investments, which would affect demand for our services; - the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;

     *    protracted delay in our entry into the interLATA long distance market;

     * higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;

     * unanticipated higher capital spending from, or delays in, the deployment of new technologies; and

     * unsatisfactory results in regulatory actions including access reform, universal service, terms of interconnection and unbundled network elements and resale rates.

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

     11           Computation of Earnings Per Common Share.

     12           Computation of Ratio of Earnings to Fixed Charges.

     27           Financial Data Schedule as of March 31, 2000.



(b) Reports on Form 8-K:

 Date of Event             Subject

January 24, 2000        BellSouth 4Q99 Earnings Release

February 4, 2000        Organizational Announcement regarding domestic workforce
                        reduction; February 8, 2000 Analyst Meeting Comments

February 14, 2000       Form of Note and Debenture

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    BELLSOUTH CORPORATION

                                               By    /s/  Ronald M. Dykes
                                                          RONALD M. DYKES
                                                  Chief Financial Officer
                                           (Principal Accounting Officer)


May 5, 2000

                                        EXHIBIT INDEX

     Exhibit
     Number

     11           Computation of Earnings Per Common Share.

     12           Computation of Ratio of Earnings to Fixed Charges.

     27           Financial Data Schedule as of March 31, 2000.