Form 10-K/A
period 1999-12-31
BELLSOUTH CORP
filed 2000-06-28
CIK 732713

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                               ----------------

                                  FORM 10-K/A

                      Amendment To Application or Report
                 Filed Pursuant To Section 12, 13 Or 15(d) of
                      The Securities Exchange Act Of 1934

                               ----------------

                             BELLSOUTH CORPORATION

                                AMENDMENT No. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1999 as set forth in the pages attached hereto:

Item 14a(3) Exhibits:

99a Financial Statements for BellSouth Retirement Savings Plan for the year ended December 31, 1999.

99b Financial Statements for BellSouth Savings and Security Plan for the year ended December 31, 1999.

                               ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BellSouth Corporation


                                 By: /s/ Ronald M. Dykes
                                     ----------------------------
                                     Ronald M. Dykes
                                     Chief Financial Officer
                                     June 26, 2000

   (3) Exhibits: (As filed with Form 10-K as of 12/31/99, unless otherwise noted)

EXHIBIT
NUMBER
-------

  3a Amended Articles of Incorporation of BellSouth Corporation effective December 11, 1999.
  3b   Bylaws of BellSouth Corporation as Amended on November 23, 1998.
  4 BellSouth Corporation Shareholder Rights Agreement. (Exhibit 1 to Report on Form 8-A dated November 23, 1999, File No. 1-8607.)
  4a No instrument which defines the rights of holders of long and intermediate term debt of BellSouth Corporation is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, BellSouth Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.
 10a   BellSouth Corporation Officer Short Term Incentive Award Plan.
       (Exhibit 10y to Form 10-Q for the quarter ended September 30, 1996,
       File No. 1-8607.)
 10b BellSouth Corporation Executive Long Term Incentive Plan. (Exhibit 10e to Form 10-K for the year ended December 31, 1991, File No. 1-8607.)
 10c BellSouth Corporation Executive Long Term Disability and Survivor Protection Plan as amended and restated effective January 1, 1994. (Exhibit 10c-1 to Form 10-K for the year ended December 31, 1993, File No. 1-860 7.)
 10d BellSouth Corporation Executive Transfer Plan. (Exhibit 10ee to Registration Statement No. 2-87846.)
 10e BellSouth Corporation Death Benefit Program. (Exhibit 10ff to Form 10-K for the year ended December 31, 1989, File No. 1-8607.)
 10f BellSouth Corporation Plan For Non-Employee Directors' Travel Accident Insurance. (Exhibit 10ii to Registration Statement No. 2-87846.)
 10g BellSouth Corporation Executive Incentive Award Deferral Plan as amended and restated effective September 23, 1996. (Exhibit 10g to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
 10h BellSouth Corporation Nonqualified Deferred Compensation Plan as amended and restated effective November 25, 1996. (Exhibit 10h to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
 10i BellSouth Corporation Supplemental Executive Retirement Plan as amended on March 23, 1998. (Exhibit 10i to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
 10j BellSouth Corporation Directors Retirement Plan. (Exhibit 10qq to Form 10-K for the year ended December 31, 1986, File No. 1-8607.)
 10k BellSouth Corporation Financial Counseling Plan. (Exhibit 10r to Form 10-K for the year ended December 31, 1992, File No. 1-8607.)
 10k-1 Amendment dated November 3, 1995 to the BellSouth Corporation Financial
       Counseling Plan for Executives. (Exhibit 10l-1 to Form 10-K for the year ended December 31, 1995, File No. 1-8607.)
 10l BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors. (Exhibit 10gg to Registration Statement No. 2-87846.)
 10m BellSouth Corporation Executive Life Insurance Plan as amended and restated as the BellSouth Split-Dollar Life Insurance Plan, effective August 31, 1998. (Exhibit 10m to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
 10n BellSouth Corporation Non-Employee Director Stock Plan. (Exhibit 10z to Form 10-Q for the quarter ended March 31, 1997, File No. 1-8607.)
 10p BellSouth Non-Employee Directors Charitable Contribution Program. (Exhibit 10z to Form 10-K for the year ended December 31, 1992, File No. 1-8607.)
 10q BellSouth Personal Retirement Account Pension Plan, as amended and restated effective January 1, 1998. (Exhibit 10q to Form 10-K for the year ended December 31, 1998, File No. 1-8607)
 10q-1 Amendment dated December 22, 1998 to the BellSouth Personal Retirement
       Account Pension Plan. (Exhibit 10q-1 to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
 10q-2 Amendment dated March 22, 1999 to the BellSouth Personal Retirement
       Account Pension Plan. (Exhibit 10q-2 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-8607.)
 10q-3 Amendment dated April 7, 1999 to the BellSouth Personal Retirement
       Account Pension Plan. (Exhibit 10q-3 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-8607.)
 10q-4 Amendment dated May 6, 1999 to the BellSouth Personal Retirement Account
       Pension Plan. (Exhibit 10q-4 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8607.)
 10q-5 Amendment dated May 6, 1999 to the BellSouth Personal Retirement Account
       Pension Plan. (Exhibit 10q-5 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8607.)
 10q-6 Amendment dated May 7, 1999 to the BellSouth Personal Retirement Account
       Pension Plan. (Exhibit 10q-6 to Form 10-Q for the quarter ended June 30, 1999, File

        No. 1-8607.)
 10q-7 Amendment dated September 13, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-7 to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8607.)
 10q-8 Amendment dated December 22, 1999 to the BellSouth Personal Retirement Account Pension Plan.
 10r BellSouth Corporation Trust Under Executive Benefit Plan(s) as amended April 28, 1995. (Exhibit 10u-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
 10r-1 Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Executive Benefit Plan(s). (Exhibit 10s-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
 10s BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) as amended April 28, 1995. (Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
 10s-1 Amendment dated May 23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s). (Exhibit 10t-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
 10t BellSouth Corporation Trust Under Board of Directors Benefit Plan(s) as amended April 28, 1995. (Exhibit 10w-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
 10t-1 Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Board Directors Benefit Plan(s). (Exhibit 10u-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
 10u BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s) as amended April 28, 1995. (Exhibit 10x-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
 10u-1 Amendment dated May 23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s). (Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
 10v BellSouth Corporation Stock Plan as amended on September 23, 1996 and November 24, 1996. (Exhibit 10v to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
 10w BellSouth Retirement Savings Plan as amended and restated effective July 1, 1996. (Exhibit 10x to Form 10-Q for the quarter ended September 30, 1996, File No. 1-8607.)
 10w-1 Amendment dated February 18, 1997 to the BellSouth Retirement Savings Plan. (Exhibit 10w-1 to Form 10-Q for the quarter ended March 31, 1997, File No. 1-8607.)
 10w-2 Amendment dated June 24, 1997 to the BellSouth Retirement Savings Plan. (Exhibit 10w-2 to Form 10-Q/A for the quarter ended June 30, 1997, File No. 1-8607.)
 10w-3 Amendment dated May 5, 1998 to the BellSouth Retirement Savings Plan. (Exhibit 10w-3 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
 10w-4 Amendment dated December 23, 1998 to the BellSouth Retirement Savings Plan. (Exhibit 10w-4 to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
 10w-5  Amendment dated December 22, 1999 to the BellSouth Retirement Savings
        Plan.
 10x BellSouth Corporation Officer Estate Enhancement Plan and Agreement. (Exhibit 10x to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
 10y    BellSouth Change in Control Executive Severance Agreements. (Exhibit
        10y to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
 10z BellSouth Compensation Deferral Plan as amended and restated effective September 28, 1998. (Exhibit 10z to Form 10-Q for the quarter ended March 31, 1999, File No. 1-8607.)
 10aa BellSouth Employee Stock Investment Plan. (Exhibit 10aa to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
 10aa-1 Amendment dated November 27, 1996 to the BellSouth Employee Stock
        Investment Plan. (Exhibit 10aa-1 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
 10aa-2 Amendment dated March 21, 1997 to the BellSouth Employee Stock
        Investment Plan. (Exhibit 10aa-2 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
 10aa-3 Amendment dated May 5, 1998 to the BellSouth Employee Stock Investment
        Plan. (Exhibit 10aa-3 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
 10bb BellSouth Officer Motor Vehicle Policy. (Exhibit 10bb to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
 10cc BellSouth Supplemental Life Insurance Plan, as amended and restated effective August 31, 1998. (Exhibit 10cc to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
 10dd Agreement with Chief Executive Officer. (Exhibit 10dd to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
 10ee Retirement Agreement dated October 27, 1999 for Jere A. Drummond. (Exhibit 10ee to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8607.)
 10ff   Retirement Agreement dated December 14, 1999 for Earle Mauldin.
 11     Computation of Earnings Per Share.

 12     Computation of Ratio of Earnings to Fixed Charges.
 21     Subsidiaries of BellSouth.
 24     Powers of Attorney.
 27     Financial Data Schedule.
 99a Annual report on Form 11-K for BellSouth Retirement Savings Plan for the fiscal year ended December 31, 1999.*
 99b Annual report on Form 11-K for BellSouth Savings and Security Plan for the fiscal year ended December 31, 1999.*

-------------
*  Filed herewith