Form 10-Q
period 2000-06-30
BELLSOUTH CORP
filed 2000-08-14
CIK 732713

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                 FORM 10-Q
        (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

At July 31, 2000, 1,874,100,602 common shares were outstanding.

                                Table of Contents


Item                                                                    Page
                                                    Part I
1.      Financial Statements
             Consolidated Statements of Income                           3
             Consolidated Balance Sheets                                 4
             Consolidated Statements of Cash Flows                       5
             Consolidated Statements of Shareholders' Equity
                and Comprehensive Income                                 6
             Notes to Consolidated Financial Statements                  8

2.       Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                  16

3.       Qualitative and Quantitative Disclosures about Market Risk     28

                                                    Part II
4.       Submission of Matters to a Vote of Security Holders            30

6.       Exhibits and Reports on Form 8-K                               30

-------------------------------------------------------------------------------
 PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

                          BELLSOUTH CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
                 (In Millions, Except Per Share Amounts)

                                   For the Three Months    For the Six Months
                                     Ended June 30,          Ended June 30,
                                   1999        2000        1999         2000

Operating revenues:
Wireline communications:
     Local service                  $ 2,712     $ 2,862      $ 5,366     $ 5,683
     Network access                   1,187       1,245        2,378       2,508
     Long distance                      153         131          303         266
     Other wireline                     255         357          535         642
        Total wireline
          communications              4,307       4,595        8,582       9,099
Domestic Wireless                       796         919        1,540       1,772
International operations                565         658        1,126       1,322
Advertising and publishing              407         471          750         835
Other                                    73         109          123         211
        Total operating
          revenues                    6,148       6,752       12,121      13,239

Operating expenses:
     Operational and support
      expenses                        3,359       3,565        6,612       7,133
     Depreciation and amortization    1,155       1,240        2,268       2,458
     Severance accrual                    -           -            -          78
     Provision for asset
      impairment                        320           -          320           -
        Total operating expenses      4,834       4,805        9,200       9,669

Operating income                      1,314       1,947        2,921       3,570

Interest expense                        245         332          471         638
Gain on sale of operations               16           -           16           -
Net earnings (losses) of equity
   affiliates                            57          22         (209)        153
Other income, net                       114          46          173         129

Income before income taxes            1,256       1,683        2,430       3,214
Provision for income taxes              470         619        1,029       1,149

        Net income                    $ 786     $ 1,064      $ 1,401     $ 2,065


Weighted-average common shares
 outstanding:
     Basic                            1,891       1,882        1,912       1,881
     Diluted                          1,909       1,900        1,930       1,899
Dividends declared per common
 share                               $ 0.19      $ 0.19       $ 0.38      $ 0.38
Earnings per share:
     Basic                           $ 0.42      $ 0.57       $ 0.73      $ 1.10
     Diluted                         $ 0.41      $ 0.56       $ 0.73      $ 1.09





        The accompanying notes are an integral part of these consolidated financial statements.

                                BELLSOUTH CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                       (In Millions, Except Per Share Amounts)


                                                     December 31,      June 30,
                                                         1999            2000
                                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                          $ 1,287         $ 1,520
     Temporary cash investments                             105              27
     Accounts receivable, net of
         allowance for uncollectibles
         of $312 and $316                                 5,177           4,990
     Material and supplies                                  451             468
     Other current assets                                   367             590
         Total current assets                             7,387           7,595

Investments and advances                                  6,097           7,456

Property, plant and equipment                            61,009          63,269
Less:  accumulated depreciation                          36,378          37,972
     Property, plant and equipment, net                  24,631          25,297

Deferred charges and other assets                         1,564           1,717
Intangible assets, net                                    3,774           4,023

         Total assets                                  $ 43,453        $ 46,088

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Debt maturing within one year                      $ 7,653         $ 6,108
     Accounts payable                                     1,961           2,076
     Other current liabilities                            3,781           4,234
         Total current liablities                        13,395          12,418

Long-term debt                                            9,113          10,869

Noncurrent liabilities:
     Deferred income taxes                                2,705           2,963
     Unamortized investment tax credits                     126             106
     Other noncurrent liabilities                         3,299           3,230
         Total noncurrent liabilities                     6,130           6,299

Shareholders' equity:
     Common stock, $1 par value
        (4,400 shares authorized;
         1,883 and 1,881
         shares outstanding)                              2,020           2,020
     Paid-in capital                                      6,771           6,775
     Retained earnings                                   11,456          12,746
     Accumulated other comprehensive income                (358)             (5)
     Shares held in trust and treasury                   (4,798)         (4,832)
     Guarantee of ESOP debt                                (276)           (202)
         Total shareholders' equity                      14,815          16,502

         Total liabilities and shareholders' equity    $ 43,453        $ 46,088



        The accompanying notes are an integral part of these consolidated financial statements.

                                     BELLSOUTH CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                         (In Millions)

                                                                           For the Six Months
                                                                              Ended June 30,
                                                                         1999              2000
Cash Flows from Operating Activities:
     Net income                                                       $ 1,401           $ 2,065
     Adjustments to net income:
        Depreciation and amortization                                   2,268             2,458
        Severance accrual                                                   -                78
        Gain on sale of operations                                        (16)                -
        Provision for asset impairment                                    320                 -
        Provision for uncollectibles                                      165               179
        Net losses (earnings) of equity affiliates                        209              (153)
        Dividends received from equity affiliates                          37                39
        Minority interests in income of subsidiaries                       20                22
        Deferred income taxes and investment tax credits                   (7)               98
     Net change in:
        Accounts receivable and other current assets                     (208)             (199)
        Accounts payable and other current liabilities                    332               641
        Deferred charges and other assets                                (279)             (337)
        Other liabilities and deferred credits                            (81)             (182)
     Other reconciling items, net                                         (68)               89

        Net cash provided by operating activities                       4,093             4,798

Cash Flows from Investing Activities:
     Capital expenditures                                              (2,885)           (3,268)
     Investments in and advances to equity affiliates                  (3,711)             (582)
     Purchases of licenses and other intangible assets                    (97)              (73)
     Proceeds from disposition of short-term investments                  133               247
     Purchases of short-term investments                                 (271)             (177)
     Proceeds from repayment of loans and advances                         50                14
     Other investing activities, net                                      129                44

        Net cash used for investing activities                         (6,652)           (3,795)

Cash Flows from Financing Activities:
     Net borrowings (repayments) of short-term debt                     4,049            (1,708)
     Proceeds from long-term debt                                           6             2,083
     Repayments of long-term debt                                        (193)             (335)
     Dividends paid                                                      (733)             (715)
     Purchase of treasury shares                                       (2,968)             (148)
     Other financing activities, net                                       11                53

        Net cash used for financing activities                            172              (770)

     Net (decrease) increase in cash and cash equivalents              (2,387)              233
     Cash and cash equivalents at beginning of period                   3,143             1,287
     Cash and cash equivalents at end of period                         $ 756           $ 1,520


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

                                       BELLSOUTH CORPORATION
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     AND COMPREHENSIVE INCOME
                                            (Unaudited)
                                           (In Millions)


                                                                                   For the Six Months Ended June 30, 2000
                                         -----------------------------------------------------------------------------------------

                                         Number of Shares                                Amount
                                         ------------------    -------------------------------------------------------------------
                                                                                             Accum.
                                                   Shares                                    Other     Shares   Guaran-
                                                  Held in                                   Compre-    Held in  tee of
                                         Common   Trust and    Common    Paid-in  Retained  hensive   Trust and  ESOP
                                          Stock   Treasury      Stock    Capital  Earnings  Income     Treasury  Debt     Total
                                         -------- ---------    --------  -------- --------- --------  --------- -------- ---------
                                         -------- ---------    --------  -------- --------- --------  --------- -------- ---------
                                                    (a)                                                 (a)

Balance at December 31, 1999               2,020      (138)    $ 2,020   $ 6,771  $ 11,456   $ (358)  $ (4,798)  $ (276) $ 14,815

Net income                                                                           2,065                                  2,065
Other comprehensive income, net of tax:
    Foreign currency translation adjustment                                                      27                            27
    Net unrealized gains on securities                                                          335                           335
    Minimum pension liability adjustment                                                         (9)                           (9)
                                                                                                                         ---------
Total comprehensive income (b)                                                                                              2,418
Dividends declared                                                                    (715)                                  (715)
Share issuances for employee benefit plans               2                             (60)                114                 54
Purchase of treasury stock                              (3)                                               (148)              (148)
Tax benefit related to stock options                                           4                                                4
ESOP activities and related tax benefit                                                                              74        74
                                         -------- ---------    --------  -------- --------- --------  --------- -------- ---------

Balance at June 30, 2000                   2,020      (139)    $ 2,020   $ 6,775  $ 12,746     $ (5)  $ (4,832)  $ (202) $ 16,502
                                         ======== =========    ========  ======== ========= ========  ========= ======== =========





(a) Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of June 30, 2000, there were approximately 36 shares held in trust and 103 shares held in treasury.

(b)  Total comprehensive income for second quarter 2000 was $1,104.

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

                                      BELLSOUTH CORPORATION
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    AND COMPREHENSIVE INCOME
                                           (Unaudited)
                                          (In Millions)


                                                                                    For the Six Months Ended June 30, 1999
                                         ----------------------------------------------------------------------------------------
                                         Number of Shares                               Amount
                                         -----------------    -------------------------------------------------------------------
                                                                                            Accum.
                                                  Shares                                    Other    Shares    Guaran-
                                                  Held in                                  Compre-  Held in    tee of
                                         Common   Trust and   Common    Paid-in  Retained  hensive  Trust and   ESOP
                                         Stock    Treasury     Stock    Capital  Earnings  Income   Treasury    Debt     Total
                                         -------  --------    --------  -------- --------- -------- ---------  -------  ---------
                                                    (a)                                               (a)

Balance at December 31, 1998              2,020       (70)    $ 2,020   $ 6,766   $ 9,479    $ (64) $ (1,752)  $ (339)  $ 16,110

Net income                                                                          1,401                                  1,401
Other comprehensive income, net of tax:
    Foreign currency translation adjustment                                                   (114)                         (114)
                                                                                                                        ---------
Total comprehensive income (b)                                                                                             1,287
Dividends declared                                                                   (720)                                  (720)
Share issuances for employee benefit plans              1                             (18)                33                  15
Purchase of treasury stock                            (66)                                            (2,965)             (2,965)
Purchase of stock by grantor trust                                                                        (3)                 (3)
ESOP activities and related tax benefit                                                 3                          33         36
                                         -------  --------    --------  -------- --------- -------- ---------  -------  ---------
Balance at June 30, 1999                  2,020      (135)    $ 2,020   $ 6,766  $ 10,145   $ (178) $ (4,687)  $ (306)  $ 13,760
                                         =======  ========    ========  ======== ========= ======== =========  =======  =========

(a) Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of June 30, 1999, there were approximately 36 shares held in trust and 100 shares held in treasury.

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

Note B - Recent Accounting Pronouncements

Revenue Recognition
In December 1999, the SEC issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 requires that revenues and costs of revenues derived from services rendered at the beginning of a contract or business relationship be deferred and recognized over the life of the related contract or relationship. In June 2000, the SEC deferred the required adoption date of the guidelines in SAB 101 to the fourth quarter of 2000. We do not expect the adoption of these guidelines to have a material impact on our results of operations, financial position or cash flows.

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

                                         Second Quarter         Year-to-Date
                                         1999      2000        1999      2000
Basic common shares outstanding          1,891     1,882      1,912     1,881
Incremental shares from stock options       18        18         18        18
Diluted common shares outstanding        1,909     1,900      1,930     1,899

                                   BELLSOUTH CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                        (Unaudited)
                                   (Dollars In Millions)

The earnings amounts used for per-share calculations are the same for both the basic and diluted methods.

Note D - Workforce Reduction

In February 2000, we announced that we would reduce our domestic general and administrative staff by approximately 2,100 positions. These reductions are the result of the streamlining of work processes in conjunction with our shift to a more simplified management structure. As a result of these reductions, we recorded a one-time charge of $78, or $48 after tax, for severance and post-employment health benefits.

Note E - E-Plus Restructuring

In February 2000, we closed on a previously announced alliance with KPN Royal Dutch Telecom. We utilized our right of first refusal that enabled KPN to acquire a 77.5 percent interest in E-Plus and allows us the option after 18 months of converting our 22.5 percent interest in E-Plus into either 200 million shares of KPN or shares representing at the time an estimated 33.3 percent ownership interest in KPN's wireless subsidiary. We also have agreed to make up to $3 billion of loans to KPN to be used for further wireless investments in Europe and received non-detachable warrants to purchase approximately 90 million additional shares of KPN.

As a result of this transaction, we recognized income of $143, or $68 after tax. The gain relates to a settlement payment from the selling shareholder regarding a dispute over the terms of the E-Plus shareholder agreement governing the provisions of the sale.

Note F - Asset Impairment Loss

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

The planned disposals of the existing infrastructure equipment require an evaluation of asset impairment in accordance with SFAS 121. As a result, a non-cash charge of $320, or $187 after tax, was recorded in the second quarter of 1999 to write these assets down to their fair market value, which was estimated by the expected future cash flows of these assets through the date of disposal. We will continue to use the assets until the conversion process has been completed and depreciate the remaining net book value over this period.

Note G - Devaluation of Brazilian Currency

In mid January 1999, the Brazilian Government changed its monetary exchange policy, extinguishing the exchange band through which it had managed the range of the fluctuation of the Real in relation to the U.S. Dollar, allowing the market to freely determine the exchange rate. As a consequence of this change, the Real devalued significantly in relation to the U.S. Dollar in early 1999. The devaluation and subsequent fluctuations in the exchange rate resulted in our Brazilian wireless properties recording net currency losses related to net U.S. Dollar-denominated liabilities. Our share of the foreign currency losses for the first quarter of 1999 was $280.

                                   BELLSOUTH CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                        (Unaudited)
                                   (Dollars In Millions)

Note H - Segment Information

We have four reportable operating segments: (1) Wireline communications; (2) Domestic wireless; (3) International operations; and (4) Advertising and publishing. We have included the operations of all other businesses falling below the reporting threshold in the "All other" segment. The "Reconciling items" shown below include Corporate Headquarters and capital funding activities, intercompany eliminations and other nonoperating items. The following table provides information for each operating segment:


                                   Second Quarter         %               Year-to-Date            %
                                  1999        2000      Change         1999         2000       Change
Wireline communications
External revenues                $4,307      $4,595        6.7        $8,582       $9,099        6.0
Intersegment revenues               119          86      (27.7)          167          158       (5.4)
  Total revenues                 $4,426      $4,681        5.8        $8,749       $9,257        5.8
Operating income                 $1,390      $1,589       14.3        $2,803       $3,141       12.1
Segment net income               $  781      $  908       16.3        $1,582       $1,771       11.9

Domestic wireless
External revenues                  $796        $919       15.5        $1,540       $1,772       15.1
Intersegment revenues                 3           4       33.3             7            8       14.3
    Total revenues                 $799        $923       15.5        $1,547       $1,780       15.1
Operating income                   $102        $193       89.2        $  189       $  285       50.8
Net earnings (losses)
  of equity affiliates             $ 41        $ 48       17.1          $ 72         $ 80       11.1
Segment net income                 $ 71        $127       78.9          $131         $187       42.7

International operations
External revenues                  $565        $658       16.5        $1,126       $1,322       17.4
Intersegment revenues                --          10        N/M*           --           21        N/M
  Total revenues                   $565        $668       18.2        $1,126       $1,343       19.3
Operating income                   $ 70        $ 58      (17.1)       $  121         $ 56      (53.7)
Net earnings (losses)
  of equity affiliates             $ 21        $(29)       N/M         $  8         $(12)        N/M
Segment net income (loss)          $ 50        $(18)       N/M         $ 30         $ (4)        N/M

Advertising and publishing
External revenues                  $407        $471       15.7         $750         $835        11.3
Intersegment revenues                 3           6        N/M            6           11        83.3
  Total revenues                   $410        $477       16.3         $756         $846        11.9
Operating income                   $162        $199       22.8         $302         $344        13.9
Net earnings (losses)
  of equity affiliates             $ (4)       $  5        N/M         $(5)         $  4         N/M
Segment net income                 $ 98        $125       27.6         $182         $215        18.1

All other
External revenues                  $ 73        $109       49.3        $ 123         $ 211       71.5
Intersegment revenues                92         106       15.2          162           194       19.8
  Total revenues                   $165        $215       30.3        $ 285         $ 405       42.1
Operating loss                     $(68)       $(64)      (5.9)       $(152)        $(129)     (15.1)
Net earnings (losses)
  of equity affiliates            $ (1)       $ (1)         --        $  --         $ (1)        N/M
Segment net loss                  $(59)       $(53)      (10.2)       $(116)        $(99)      (14.7)




*  Not Meaningful

                                 BELLSOUTH CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                      (Unaudited)
                                 (Dollars In Millions)

Note H - Segment Information (continued)

                                Second Quarter           %                  Year-to-Date            %
                               1999        2000        Change            1999         2000       Change
Reconciling items
External revenues              $  --       $  --          N/M            $  --        $  --         N/M
Intersegment revenues           (217)       (212)        (2.3)            (342)        (392)        14.6
  Total revenues               $(217)      $(212)        (2.3)           $(342)       $(392)        14.6
Operating income               $(342)      $ (28)         N/M            $(342)       $(127)       (62.9)
Net earnings (losses)
 of equity affiliates          $  --       $  (1)         N/M            $(284)       $  82         N/M
Segment net loss               $(155)      $ (25)         N/M            $(408)       $  (5)        N/M

Reconciliation to Consolidated Financial Information

Operating Revenues
Wireline communications        $4,426      $4,681          5.8           $8,749       $9,257         5.8
Domestic wireless                 799         923         15.5            1,547        1,780        15.1
International operations          565         668         18.2            1,126        1,343        19.3
Advertising and publishing        410         477         16.3              756          846        11.9
All other                         165         215         30.3              285          405        42.1
  Total segments                6,365       6,964          9.4           12,463       13,631         9.4
Reconciling items                (217)       (212)        (2.3)            (342)        (392)       14.6
Total consolidated             $6,148      $6,752          9.8          $12,121      $13,239         9.2

Net Income
Wireline communications          $781       $ 908         16.3           $1,582       $1,771        11.9
Domestic wireless                  71         127         78.9              131          187        42.7
International operations           50         (18)         N/M               30           (4)        N/M
Advertising and publishing         98         125         27.6              182          215        18.1
All other                         (59)        (53)       (10.2)             (116)        (99)      (14.7)
  Total segments                  941       1,089         15.7            1,809        2,070        14.4
Reconciling items                (155)        (25)         N/M             (408)          (5)        N/M
Total consolidated              $ 786     $ 1,064         35.4           $1,401       $2,065        47.4


Note I - Investment Activity

Investment in Brazil
In May 2000, we completed the purchase of a combination of voting common stock and American Depository Receipts representing nonvoting preferred stock of Tele Centro Oeste Celular Participacoes SA, a Brazilian company, for a total purchase price of approximately $240. Tele Centro Oeste provides cellular service in central-west Brazil, including Brasilia, as well as northern Brazil. The common stock portion of the investment represents 11.8% of the voting power of Tele Centro Oeste. The combined investment in common and preferred stock represents 17.3% of the total capital of Tele Centro Oeste. This investment is accounted for under the cost method, subject to the guidelines of available-for-sale securities under SFAS 115.

                                BELLSOUTH CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                     (Unaudited)
                                (Dollars In Millions)

Note I - Investment Activity (continued)

Investment in Colombia

In June 2000, we acquired a 50.4% controlling equity interest in Celumovil S.A., a cellular operator in the Eastern and Atlantic regions in Colombia, for a purchase price of approximately $399, funded by $299 of cash and a $100 note payable due December 2000. We have commenced cobranding Celumovil with the BellSouth brand. Celumovil/BellSouth provides wireless service in the Eastern region of Colombia, which includes the capital city of Bogota, and in the Atlantic or coastal region.

In July 2000, Celumovil/BellSouth acquired 100% of Cocelco, a wireless operator that since 1994 has been serving the Western region of Colombia, which includes the cities of Medellin and Cali. This acquisition was funded by a $384 capital contribution and a $30 shareholder loan from BellSouth. This transaction increased BellSouth's ownership interest in Celumovil to 66.0%. See note Q - Subsequent Events.

Proposed Domestic Wireless Transaction
In April 2000, we announced plans to combine substantially all of our domestic wireless businesses with those of SBC Communications into a venture that will comprise the nation's second largest wireless company. This venture, which will cover a total population of 175 million people and serve more than 16.0 million subscribers, will be owned 40% by BellSouth and 60% by SBC Communications but will be jointly controlled. We expect to receive the required regulatory approvals and close the transaction by the end of 2000.

One of our domestic partners has sued to enjoin the contribution of our interest in the PCS property in North and South Carolina to the venture. We do not expect this action to delay the closing of the venture.


Note J - Marketable Securities

We have investments in marketable securities, primarily common stocks, which are accounted for under the cost method. These investments are comprised primarily of a 5% equity interest in Qwest and are classified as available-for-sale under SFAS 115. Under SFAS 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses, net of income taxes, recorded in accumulated other comprehensive income (loss) in our statement of changes in shareholders' equity and comprehensive income. The fair values of our investments in marketable securities are determined based on market quotations. The table below shows certain summarized information related to these investments at June 30, 2000:

                                          Gross        Gross
                                        Unrealized    Unrealized
                              Cost         gains        losses      Fair Value

  Investment in Qwest         $3,500        $ 200         $ --        $ 3,700
  Other investments              458          167          (31)           594
      Total                   $3,958        $ 367         $(31)       $ 4,294

Note K - Sublease of Communications Towers

In June 1999, we signed a definitive agreement with Crown Castle International Corporation for the sublease of all unused space on approximately 1,850 of our wireless communications towers in exchange for $610 to be paid in a combination of cash and Crown common stock. As of June 30, 2000 we have closed on 1,754 towers and received $577. Remaining towers covered by the agreement are expected to be subleased throughout the remainder of 2000. We also entered into a five-year, build-to-suit agreement with Crown covering up to 500 towers.

Under a similar agreement, Crown will sublease all unused space on 773 PCS towers in exchange for $317 in cash. As of June 30, 2000, we have closed on 706 towers and received $290. Remaining towers covered by the agreement are expected to be subleased throughout the remainder of 2000. In connection with this agreement, we entered into an exclusive three-year, build-to-suit agreement.

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                              (Dollars In Millions)


Note L - Summary Financial Information for Equity Investees

The following table displays the summary combined financial information of our equity method businesses. These amounts are shown on a 100-percent basis.

                          Second Quarter     %          Year-to-Date       %
                          1999     2000    Change      1999      2000    Change
Revenues                $1,250   $1,598     27.8     $2,459    $3,113    26.6
Operating income         $ 112    $ 173     54.5     $ 141     $  284     N/M
Net income (loss)        $  41    $  34    (17.1)    $(608)    $   72     N/M

Note M - Debt Issuance

In February 2000 we issued $2 billion of long-term debt, consisting of $1 billion of Ten-year, 7 3/4% Notes and $1 billion of Thirty-year, 7 7/8% Debentures. We received total proceeds of $1,974, which were used to retire commercial paper.

Note N - Contingencies

Following the enactment of the Telecommunications Act of 1996, our telephone company subsidiary, BellSouth Telecommunications, Inc. (BST), and various competitive local exchange carriers entered into interconnection agreements providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous competitive local carriers have claimed entitlement from BST for compensation associated with dial-up calls originating on BST's network and connecting with Internet service providers served by the competitive local carriers' networks. BST has maintained that dial-up calls to Internet service providers are not local calls for which terminating compensation is due under the interconnection agreements.

In February 1999, the FCC issued a decision that such traffic does not terminate at the Internet service provider and, therefore, is interstate in nature, rather than local. The FCC stated, however, that it would not interfere with prior state commissions' decisions regarding this matter. The courts and state regulatory commissions in BST's operating territory that have considered the matter have, in most cases, ruled that BST is responsible for paying reciprocal compensation on these calls. BST has appealed the adverse decisions and continues to believe that it has a good legal basis for its position that such reciprocal compensation is not owed to the competitive local carriers. For those cases where BST believes it is probable that it has incurred a liability, it has recorded an estimate of the amount owed. At June 30, 2000, the exposure related to unrecorded amounts withheld from competitive local carriers was approximately $310, including accrued interest.

In March 2000, the United States Court of Appeals for the D.C. Circuit vacated and remanded the FCC decision, concluding that the FCC had not adequately explained its finding that Internet service provider traffic was interstate. Based on statements made by the FCC since the court's decision, we do not believe that this most recent court decision adversely affects the ultimate outcome of pending state proceedings. Nonetheless, we have commenced discussions with several competitive local carriers concerning settlement of some claims, and agreements have been reached in certain circumstances.

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note N - Contingencies (continued)

Other reciprocal compensation issues
In a related matter, a competitive local carrier was claiming terminating compensation of approximately $165 for service arrangements that we did not believe involved "traffic" under our interconnection agreements. We filed a complaint with the state regulatory commission asking that agency to declare that we did not owe reciprocal compensation for these arrangements. In March 2000, the state commission ruled in our favor finding that compensation was not owed to the competitive local carrier. This matter is currently on appeal.

Note O - Tracking Stock

In March 2000, we filed with the SEC a preliminary proxy statement relating to a special shareholders' meeting to approve amendments to our charter. The amendments would permit us to issue our common stock in series, of which our Board of Directors would initially designate two: Latin America group stock, intended to reflect the separate performance of our Latin American businesses, and BLS group stock, intended to reflect the separate performance of all of our other businesses. We have also filed a registration statement for the offering of shares of Latin America group stock for sale to the public. Both filings remain subject to further review by the SEC.

We plan to authorize a public offering of shares of Latin America group stock to finance our expansion in Latin America. At the time of a public offering, a number of shares of Latin America group stock will be reserved for the BLS group or for issuance to the holders of BLS group stock. We expect that we would distribute, as a dividend to the holders of BLS group stock, the reserved shares of Latin America group stock within six to 12 months following the public offering.

Our plans to create, issue and distribute Latin America group stock are subject to a number of conditions, including completion of the SEC review process, shareholder approval, market conditions and other factors.


Note P - Satellite Leases

In May 2000, we signed a long-term satellite service agreement with GE Americom, a GE Capital company. As a result of this agreement, we are able to offer a full-suite of digital home entertainment and interactive information services to over 14 million households in our service territory. We plan to roll out service in our top markets within the next year and expand throughout the southeast by the first half of 2002.

Note Q - Subsequent Events

Through   a   purchase   on  the   Bogota   stock   exchange   in   July   2000,
Celumovil/BellSouth acquired 100 percent of the shares of Cocelco, a wireless communication services provider in the western region of Colombia.

This acquisition was funded by a $384 capital contribution and a $30 shareholder loan from BellSouth, resulting in an increase in BellSouth's ownership interest in Celumovil to 66.0%. The transaction creates the first nationwide mobile cellular communications operator in Colombia.

                              BELLSOUTH CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in Millions, Except Per Share Amounts)

For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our latest annual report on Form 10-K and previous quarterly report on Form 10-Q.

-------------------------------------------------------------------------------
Consolidated Results of Operations
-------------------------------------------------------------------------------

Key financial and operating data for second quarter 2000 and 1999, and the respective year-to-date periods are as follows. All references to earnings per share are on a diluted basis:

                                             ----------------------- ------------ --- ------------------------- ------------
                                                 Second Quarter           %                 Year-to-Date
                                             ----------- -----------              --- ------------ ------------      %
                                                1999        2000       Change            1999         2000        Change
                                             ----------- ----------- ------------ --- ------------ ------------ ------------
Results of operations:
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
Operating revenues                               $6,148      $6,752          9.8          $12,121      $13,239          9.2
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
Operating expenses                                4,834       4,805        (0.6)            9,200        9,669          5.1
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
Operating income                                  1,314       1,947         48.2            2,921        3,570         22.2
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
Interest expense                                    245         332         35.5              471          638         35.5
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
Net earnings (losses) of equity affiliates           57          22         N/M*            (209)          153          N/M
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
Gain on sale of operations                           16          --          N/M               16           --          N/M
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
Other income, net                                   114          46          N/M              173          129       (25.4)
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
Provision for income taxes                          470         619         31.7            1,029        1,149         11.7
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
         Net income                               $ 786      $1,064         35.4          $ 1,401      $ 2,065         47.4
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------

-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
As Reported:
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
   Net income                                      $786      $1,064         35.4          $ 1,401      $ 2,065         47.4
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
   Earnings per share                             $ .41       $ .56         36.6            $ .73       $ 1.09         49.3
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
Normalized:
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
   Net income                                      $973      $1,064          9.4          $ 1,868      $ 2,045          9.5
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
   Earnings per share                             $ .51       $ .56          9.8            $ .97       $ 1.08         11.3
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------

-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
Cash flow data:
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
Cash provided by operating activities             2,451       2,448           --           4,093        4,798         17.2
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
Cash used for investing activities              (5,194)     (2,239)          N/M          (6,652)      (3,795)          N/M
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
Cash provided by (used for) financing
activities                                        1,560         157          N/M              172        (770)          N/M
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------

-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
Other:
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
Effective tax rate                                37.4%       36.8%       -60bps            42.3%        35.8%      -650bps
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
Average debt balances:
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
   Short-term debt                               $5,848      $5,607        (4.1)           $5,025       $6,212         23.6
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
   Long-term debt                                $8,401     $11,029         31.3           $8,487      $10,469         23.4
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
     Total average debt balance                 $14,249     $16,636         16.8          $13,512      $16,681         23.4
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
EBITDA(1)                                        $2,789      $3,187         14.3          $ 5,509       $6,106         10.8
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------
EBITDA margin(2)                                  45.4%       47.2%      +180bps            45.5%        46.1%       +60bps
-------------------------------------------- ----------- ----------- ------------ --- ------------ ------------ ------------

(1) EBITDA represents income before net interest expense, income taxes, depreciation and amortization, provision for asset impairment, severance accrual, net earnings (losses) of equity affiliates and other income, net. We present EBITDA because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance and because we believe that EBITDA is an additional meaningful measure of performance and liquidity. EBITDA does not represent cash flows for the period, nor is it an alternative to operating income (loss) as an indicator of operating performance. You should not consider it in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The items excluded from the calculation of EBITDA are significant components in understanding and assessing our financial performance. Our computation of EBITDA may not be comparable to the computation of similarly titled measures of other companies. EBITDA does not represent funds available for discretionary uses.

(2)  EBITDA  margin is EBITDA  divided  by  operating revenues.


* Not Meaningful

-------------------------------------------------------------------------------
Overview of consolidated results of operations
-------------------------------------------------------------------------------

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

There were no normalizing items for the second quarter 2000.

Normalized results for year-to-date 2000 exclude the impacts of:

 .    Income related to the restructuring of our ownership interest in the German wireless operator, E-Plus, which increased net income by $68, or $0.04 per share. This gain is included in Net Earnings (Losses) of Equity Affiliates. See note E to our consolidated interim financial statements for further discussion of this matter; and

 .    Expense recorded as a result of our previously announced plan to reduce our domestic general and administrative staff, which reduced net income by $48, or $0.03 per share. See note D to our consolidated interim financial statements for further discussion of this matter.

Normalized results for second quarter 1999 exclude the impact of an asset impairment loss, which reduced net income by $187, or $0.10 per share. See note F to our consolidated interim financial statements for further discussion of this matter.

In addition to the asset impairment during the second quarter, the year-to-date 1999 normalized results exclude the impact of the devaluation of the Brazilian Real. Our share of the foreign currency losses in our Brazilian wireless properties reduced net income by $280, or $0.15 per share. These losses are included in Net Earnings (Losses) of Equity Affiliates. See note G to our consolidated interim financial statements for further discussion of this matter.


Operating Revenues

Operating revenues increased $604 during second quarter 2000 and $1,118 for the year-to-date period. The increase reflects:

 .    growth in our  wireline  communications  operations  spurred  by demand for digital and data services and convenience features;

 .    growth from higher  access,  airtime and  equipment  sales in our  domestic wireless operations driven by a 16.0% expansion in the customer base from second quarter 1999 to second quarter 2000;

 .    higher revenues from our international  operations resulting from growth in the customer bases of our current operations, which customer bases grew 72.7% from second quarter 1999 to second quarter 2000;

 .    the addition of new  international  directory  publishing  businesses since first quarter 1999, volume growth and price increases in our domestic advertising and publishing operations, and increases in revenues from electronic media offerings; and

 .    growth in new lines of business.

Growth in wireline revenues was offset by the effects of rate impacts related to access charge reform and competition in the long distance market. Growth in international revenues attributable to customer growth was partially offset by changes in foreign currency rates and decreases in average monthly revenue per customer driven by penetration into lower usage market segments and a growing percentage of customers selecting lower-volume prepaid services. The average monthly revenue per international wireless customer decreased 38.6% for the quarter and 37.3% for the year-to-date period.


Operating Expenses

Total operating expenses decreased $29 during second quarter 2000 and increased $469 during the year-to-date period. Operating expenses for year-to-date 2000 include a $78 severance accrual related to a previously announced plan to reduce our domestic general and administrative staff. Second quarter and year-to-date 1999 expenses included a $320 charge to write down network equipment in the domestic wireless operations. Excluding these items, total operating expenses increased $291 during second quarter and $711 year-to-date.

Operational and support expenses increased $206 during the quarter and $521 year-to-date as a result of increased spending in the core wireline business for customer service and network support functions, volume-driven increases at our international and domestic wireless businesses and expenses for development and promotion of new business initiatives, including high-speed data and Internet service offerings. Operational and support expenses of our international operations were favorably impacted by the weakening of foreign currencies against the U.S. Dollar. Depreciation and amortization increased $85 for the quarter and $190 for the year-to-date period primarily as a result of additions of property, plant and equipment to support expansion of our wireline communications and international wireless networks.

Interest expense

Higher interest expense in 2000 is attributable to higher average debt balances resulting from borrowings associated with the financing of our investment in Qwest and increases in interest rates.

Gain on sale of operations

During second quarter 1999, we recognized a gain of $16 from the sale of a wireless property in Alabama.

Net earnings (losses) of equity affiliates

Earnings from our unconsolidated businesses decreased $35 in second quarter 2000 and increased $362 on a year-to-date comparative basis. The year-to-date 2000 period results include $68 in income related to the restructuring of our ownership interest in our German wireless operations. See note E to the consolidated interim financial statements for further discussion of this matter. The year-to-date 1999 period includes foreign exchange losses of $280 related to our Brazilian properties. See note G to the consolidated interim financial statements for further discussion of this matter. Excluding the impact of these items, year-to-date 2000 earnings increased $14 when compared to the same 1999 period. These results are addressed in the discussions for the Domestic wireless, International operations and All other segments.

Other income, net

Other income, net includes interest income, gains/losses on disposition of assets, foreign currency gains/losses and miscellaneous nonoperating income. The decrease of $68 for the quarter is attributable to lower minority interest income of $16 related to our less-than-100-percent owned subsidiaries and decreased other non-operational income, primarily gains from cellular property exchanges. The decrease for the quarter also included increased foreign currency losses of $16. The year-to-date decrease of $44 is attributable to a $15 decrease in interest income and decreased other non-operational income.

Provision for income taxes

The provision for income taxes increased $149 quarter-over-quarter and $120 on a year-to-date comparative basis. Our effective tax rate decreased from 37.4% in second quarter 1999 to 36.8% in second quarter 2000. The decrease in the effective tax rate is due primarily to the recognition of tax incentives and more favorable results from equity-method investees, which are recorded net of tax benefits or expense.

For the year-to-date period, the effective tax rate was 35.8% compared to 42.3% in 1999. Year-to-date 2000 results were favorably impacted by additional income related to the restructuring of our ownership in our German wireless operations. Year-to-date 1999 results were unfavorably impacted by foreign currency losses recorded at our unconsolidated Brazilian businesses. Excluding these and other special items, our effective rate was 38.1% for the 1999 year-to-date period and 36.6% for the 2000 year-to-date period. The decrease in the effective rate for the year-to-date period is due to the recognition of tax incentives and more favorable results from equity-method investees.


-------------------------------------------------------------------------------
Results by Segment
-------------------------------------------------------------------------------

Our reportable segments reflect strategic business units that offer similar products and services and/or serve similar customers. We have four reportable operating segments:

 .        Wireline communications;
 .        Domestic wireless;
 .        International operations; and
 .        Advertising and publishing.

We have included the operations of all other businesses falling below the reporting threshold in the "All other" segment. We evaluate the performance of each business unit based on net income, exclusive of charges for use of intellectual property rights and adjustments for special items that may arise. Special items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature.

The results of businesses in which we own noncontrolling interests are not included in our reported revenues and expenses but are included in the Net earnings (losses) of equity affiliates line item.

Wireline Communications

Wireline  communications  includes local exchange,  network access and intraLATA
long  distance  services   provided  by  wireline   transport  to  business  and
residential customers in a nine-state region located in the southeastern U.S.

-------------------------------------------- ------------------------ ----------- ----- ------------------------ -----------
                                                 Second Quarter           %                  Year-to-Date            %
                                             ------------------------                   ------------------------
                                                1999         2000       Change             1999        2000        Change
-------------------------------------------- ------------ ----------- ----------- ----- ----------- ------------ -----------
Results of Operations
Operating revenues:
   Local service                                  $2,712      $2,862         5.5            $5,366       $5,683         5.9
   Network access                                  1,187       1,245         4.9             2,378        2,508         5.5
   Long distance                                     153         131      (14.4)               303          266      (12.2)
   Other wireline                                    255         357        40.0               535          642        20.0
   Intersegment revenues                             119          86      (27.7)               167          158       (5.4)
-------------------------------------------- ------------ ----------- ----------- ----- ----------- ------------ -----------
       Total operating revenues                   $4,426      $4,681         5.8            $8,749       $9,257         5.8
-------------------------------------------- ------------ ----------- ----------- ----- ----------- ------------ -----------
Operating expenses                                $3,036      $3,092         1.8            $5,946       $6,116         2.9
-------------------------------------------- ------------ ----------- ----------- ----- ----------- ------------ -----------
Operating income                                  $1,390      $1,589        14.3            $2,803       $3,141        12.1
-------------------------------------------- ------------ ----------- ----------- ----- ----------- ------------ -----------
Segment net income                                 $ 781       $ 908        16.3            $1,582       $1,771        11.9
-------------------------------------------- ------------ ----------- ----------- ----- ----------- ------------ -----------

-------------------------------------------- ------------ ----------- ----------- ----- ----------- ------------ -----------
Key Indicators
-------------------------------------------- ------------ ----------- ----------- ----- ----------- ------------ -----------
Access line counts (000s):
-------------------------------------------- ------------ ----------- ----------- ----- ----------- ------------ -----------
   Switched access lines:
-------------------------------------------- ------------ ----------- ----------- ----- ----------- ------------ -----------
      Residential                                 16,782      17,189         2.4
-------------------------------------------- ------------ ----------- ----------- ----- ----------- ------------ -----------
      Business                                     7,316       7,198       (1.6)
-------------------------------------------- ------------ ----------- ----------- ----- ----------- ------------ -----------
      Other                                          272         260       (4.4)
-------------------------------------------- ------------ ----------- ----------- ----- ----------- ------------ -----------
   Total switched access lines                    24,370      24,647         1.1
-------------------------------------------- ------------ ----------- ----------- ----- ----------- ------------ -----------
    Access line equivalents (1)                   15,605      23,649        51.5
-------------------------------------------- ------------ ----------- ----------- ----- ----------- ------------ -----------
      Total equivalent access lines               39,975      48,296        20.8
-------------------------------------------- ------------ ----------- ----------- ----- ----------- ------------ -----------

-------------------------------------------- ------------ ----------- ----------- ----- ----------- ------------ -----------
Access minutes of use (millions)                  27,627      28,798         4.2            54,452       57,514         5.6
-------------------------------------------- ------------ ----------- ----------- ----- ----------- ------------ -----------
Long distance messages (millions)                    168         129      (23.2)               345          265      (23.2)
-------------------------------------------- ------------ ----------- ----------- ----- ----------- ------------ -----------
Digital and data services revenues                 $ 685        $869        26.9            $1,306       $1,680        28.6
-------------------------------------------- ------------ ----------- ----------- ----- ----------- ------------ -----------
Convenience feature revenues                       $ 477        $532        11.5             $ 921       $1,047        13.7
-------------------------------------------- ------------ ----------- ----------- ----- ----------- ------------ -----------

(1) Access line equivalents represent a conversion of non-switched data circuits to a switched access line basis and is presented for comparability purposes. Equivalents are calculated by converting high-speed/high-capacity data circuits to the equivalent of a switched access line based on transport capacity. While the revenues generated by access line equivalents have a directional relationship with these counts, growth rates cannot be compared on an equivalent basis.

Operating Revenues

Local service
The increases in local service revenues of $150 for second quarter 2000 and $317 for the year-to-date period are attributable to growth in switched access lines and strong demand for digital and data services and convenience features.

We ended the second quarter with over 48 million total equivalent access lines, an increase of 20.8% since June 30, 1999. Residential access lines rose 2.4% to 17,189,000, driven by economic growth in our nine-state region as well as demand for secondary residence lines which accounted for 42.2% of the growth in residential access lines. We added 172,000 secondary residence lines since June 30, 1999, extending the total to over 2.5 million lines and ending the current period with a penetration rate of 17.1%. Business access lines, including both switched access lines and data circuits, grew 34.6%, propelled by expanding demand for our digital and data services. Switched business access lines decreased 1.6% reflecting continued migration of new and existing business customers to high-capacity data lines.

Revenues from optional convenience features such as Caller ID, Call Waiting, Call Return and voicemail service increased $55, or 11.5%, quarter-over-quarter and $126, or 13.7%, on a year-to-date comparative basis. These increases were driven by growth in convenience feature usage through our Complete Choice(R) Package, a one-price bundled offering of over 20 services.

Increased penetration of extended local area calling plans also increased local service revenues by approximately $45 compared to second quarter 1999 and $94 compared to the first six months of 1999.

Network access
Network access revenues grew $58 in the second quarter and $130 for the first six months of 2000 when compared to the same 1999 periods, due largely to higher demand. Access minutes of use rose 4.2% to 28,798 million in second quarter 2000 from 27,627 million in second quarter 1999. For the year-to-date period, access minutes of use grew 5.6% to 57,514 million in 2000 from 54,452 million in 1999. Increases in switched access lines and promotional activities by long distance carriers continue to be the primary drivers of the increase in minutes of use. Year-to-date 2000 growth in minutes was also positively impacted by the additional day of activity resulting from the leap year.

The growth rate in total minutes of use continues to be negatively impacted by the trend of business customers migrating from traditional switched circuits to higher capacity data line offerings which are fixed-charge based rather than minute-of-use based. Revenues from these dedicated circuit services grew approximately $78 quarter-over-quarter and $137 year-to-date on a comparative basis as Internet service providers and high-capacity users increased their use of our network. The growth rate in switched minutes of use has also been negatively impacted by competition from competitive local exchange carriers whose traffic completely bypasses our network.

Volume-related growth was largely offset by net rate impacts that decreased revenues by $68 compared to second quarter 1999 and by $133 compared to the first six months of 1999. These rate reductions are primarily related to the FCC's access reform and productivity factor adjustments. The reductions were partially offset by recoveries of local number portability costs in both 2000 periods.

Long distance
The $22 decrease for the quarter and $37 decrease for the year-to-date period compared to the same 1999 periods are primarily attributable to a 23.2% decrease in long distance message volumes. For the year-to-date period, the decrease in revenues attributable to loss of message volumes was offset by a $30 revenue reduction in 1999 for a regulatory ruling related to compensation we receive from long distance carriers for interconnection to our public payphones. Also offsetting the decreases were increased revenues from the provision of digital and data services of $4 for the quarter and $11 for the year-to-date period.

Competition and increased penetration of extended local area calling plans continue to have an adverse impact on the number of customers who use our long distance service and ultimately reduce our long distance message volumes and revenues. We believe that competition will continue to adversely impact our customer base, and ultimately our long distance message volumes and revenues until we are granted full long distance relief under the Telecommunications Act of 1996.

Other  wireline  and  intersegment  revenues
Other wireline and intersegment revenues increased 18.4%, from $374 in second quarter 1999 to $443 in second quarter 2000. For the year-to-date period, these revenues increased 14.0%, from $702 in 1999 to $800 in 2000. Higher revenues of $111 for the quarter and $178 for the year-to-date period resulting primarily from resale of paging products and services, sales of unbundled network elements, collocation of competing carriers' equipment in our facilities, demand for our Internet access offering, interconnection charges to wireless carriers and proceeds from universal service funds were offset by decreases in revenues from sales of customer premises equipment. At June 30, 2000 we had 788,000 subscribers to our BellSouth Internet Service (sm), an increase of 39.4% compared to the same 1999 period. Decreases in intersegment revenues of $33 for the quarter and $9 for the year-to-date period primarily represent one-time transactions with affiliates in the prior year.

Operating Expenses

Operational and support expenses
Operational and support expenses increased $2, or 0.1%, for second quarter 2000 and increased $68, or 1.6%, for the first six months of 2000 when compared to the same 1999 periods. These increases were primarily attributable to reciprocal compensation, volume-related increases in interconnection expense and higher payments to FCC mandated universal access funds totaling $38 for the quarter and $163 for the year-to-date period. These increases were offset by $38 for the quarter and $61 for the year-to-date period for lower pension and benefit costs attributable to favorable pension plan investment returns. The increases were further offset by reductions of $18 for the quarter and $54 for the year-to-date period in contract service expense and volume-driven costs from sales of customer premises equipment and paging equipment.

Also contributing to the increase were expenses related to new data initiatives, including high-speed Internet access and optical fiber-based broadband services, and promotional expenses related to expanding our Internet customer base. We have made high-speed Internet access available in 31 markets with an addressable market of approximately 9 million access lines, and we plan to increase the addressable market to 11.5 million access lines by the end of 2000. In January 2000, we began offering a self-install kit for high-speed Internet access in seven cities and are planning to expand these offerings to additional areas in the southeastern U.S. We are deploying optical fiber-based broadband products in nearly all newly built neighborhoods and are also retrofitting some 200,000 existing homes in Atlanta and Miami.

Depreciation and amortization
Depreciation and amortization expense increased $54, or 6.4%, for second quarter 2000 and $102, or 6.1%, for the first six months of 2000 when compared to the same 1999 periods. The increases are primarily attributable to amortization of capitalized internally developed software and depreciation resulting from higher levels of net property, plant and equipment.








Domestic Wireless

Domestic wireless is comprised of cellular and personal  communications  service
(PCS) businesses principally within the southeastern U.S.

-------------------------------------------------- ----------------------- ------------ ----- ----------------------- -----------
                                                       Second Quarter           %                  Year-to-Date           %
                                                   -----------------------                    -----------------------
                                                      1999        2000       Change              1999        2000       Change
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
External revenues                                       $ 796       $ 919         15.5            $1,540      $1,772        15.1
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Intersegment revenues                                       3           4         33.3                 7           8        14.3
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
       Total operating revenues                         $ 799       $ 923         15.5            $1,547      $1,780        15.1
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Operating expenses                                      $ 697       $ 730          4.7            $1,358      $1,495        10.1
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Operating income                                        $ 102       $ 193         89.2             $ 189       $ 285        50.8
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Net earnings (losses) of equity affiliates               $ 41        $ 48         17.1              $ 72        $ 80        11.1
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Segment net income                                       $ 71       $ 127         78.9             $ 131       $ 187        42.7
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------

-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Customers (a)                                           4,724       5,482         16.0
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Average monthly revenue per customer (a)                 $ 51        $ 52          2.0              $ 51        $ 52         2.0
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------

(a) The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.

Operating Revenues

Total operating revenues grew $124, or 15.5%, quarter-over-quarter and $233, or 15.1%, on a year-to-date basis when compared to the same 1999 periods. This growth is attributable to higher airtime, access and equipment sales revenues driven by a 16.0% increase in the customer base. Adjusted for the sale of Honolulu Cellular in August 1999, the customer growth rate would have been 19.2%. Customer growth since 1999 has been driven by advertising, enhanced volume pricing strategies such as one-rate plans, bundled minutes at lower rates and prepaid calling plans and competitive incentive programs such as discounted wireless handsets. Average monthly usage by customers increased during second quarter 2000 and on a year-to-date basis, and, when combined with the increase in total customers, drove increases in total minutes of use. Average monthly revenue per customer remained relatively flat, due primarily to declines in per-minute rates in response to competition. The declines in average per-minute rates occurred as we expanded our product offering and further penetrated lower-usage market segments. We expect rates to continue decreasing as more customers opt for our one-rate plans and other bundled-minute packages.

We expect competition to continue to intensify and pressure pricing in our markets. We believe this will further stimulate customer growth and demand and continue to increase usage as the overall market is expanded.

Operating Expenses

Operational and support expenses
Operational and support expenses increased $44, or 8.1%, during second quarter 2000 and $128, or 12.0%, on a year-to-date basis when compared to the same 1999 periods. These increases are due to higher customer acquisition costs, higher network costs associated with network usage and costs related to new customer promotions. Customer acquisition costs increased as a result of increases in net customer additions of 91.8% for the quarter and 61.5% for the year-to-date period. Network usage and the related expense have increased as a result of customer and volume growth in established markets.

Depreciation and amortization
Depreciation and amortization decreased $11, or 7.1%, to $144 during second quarter 2000 and increased $9, or 3.1%, to $302 year-to-date compared to the same 1999 periods. Depreciation expense in 2000 has been favorably impacted by a lower asset base, resulting from our equipment exchange program initiated in June 1999.


Net Earnings (Losses) of Equity Affiliates

Compared to the same 1999 periods, second quarter 2000 and year-to-date 2000 net earnings (losses) of unconsolidated domestic wireless businesses remained relatively flat. Higher earnings at our business in Los Angeles were offset by decreases in earnings at other properties.

International Operations

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


-------------------------------------------------- ----------------------- ------------ ----- ----------------------- -----------
                                                       Second Quarter           %                  Year-to-Date           %
                                                   -----------------------                    -----------------------
                                                      1999        2000       Change              1999        2000       Change
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
External revenues                                       $ 565       $ 658         16.5            $1,126      $1,322        17.4
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Intersegment revenues                                      --          10          N/M                --          21         N/M
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
       Total operating revenues                         $ 565       $ 668         18.2            $1,126      $1,343        19.3
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Operating expenses                                      $ 495       $ 610         23.2            $1,005      $1,287        28.1
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Operating income                                         $ 70        $ 58       (17.1)             $ 121        $ 56      (53.7)
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Net earnings (losses) of equity affiliates               $ 21      $ (29)          N/M              $  8       $(12)         N/M
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Segment net income (loss)                                $ 50      $ (18)          N/M              $ 30       $ (4)         N/M
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------

-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Customers (a)                                           3,233       5,584         72.7
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Average monthly revenue per customer (a)                 $ 57        $ 35       (38.6)              $ 59        $ 37      (37.3)
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------

(a) The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.


Operating Revenues

The increase of $103 quarter-over-quarter and $217 year-to-date on a comparative basis are primarily due to substantial growth in the customer bases of our consolidated operations, which collectively have increased 72.7% since June 30, 1999. Partially offsetting the impacts of customer growth is declining monthly revenue per customer that is driven by continued expansion into lower-usage customer segments through offerings such as prepaid cellular service and competitive pressures in certain countries. We now offer prepaid cellular products to all of the countries we serve in Latin America. Revenues from our operations in Nicaragua that were consolidated for the first time in first quarter 2000 contributed $12 to the increase in second quarter 2000 and $22 to the increase for 2000 year-to-date.

A stronger U.S. Dollar against foreign currencies has had a negative impact on reported revenues. Absent changes in foreign currency exchange rates, reported revenues would have increased $184 for the quarter and $390 for the year-to-date period.

Operating Expenses

Operational and support expenses
For the 2000 periods, these expenses increased $95 compared to second quarter 1999 and $241 compared to the first six months of 1999. These increases are primarily the result of operational and customer acquisition costs associated with growth in customer levels and expanded operations. Since June 30, 1999, our existing operations have added almost 2.2 million customers in Argentina, Chile and Venezuela. We have also added 200,000 customers through the acquisition and development of businesses in Ecuador, Nicaragua and Peru.

Operational and support expenses denominated in local currencies were favorably impacted by the weakening of foreign currencies against the U.S. Dollar. Absent changes in foreign currency exchange rates, reported operational and support expenses would have increased $142 for the quarter and $353 for the year-to-date period.

Depreciation and amortization
Depreciation expense increased $15 quarter-over-quarter and $34 on a year-to-date comparative basis primarily due to higher gross depreciable plant resulting from the continued investment in our wireless network infrastructure. Amortization expense increased $5 quarter-over-quarter and $7 on a year-to-date comparative basis as a result of growth in intangibles related to our purchase of additional ownership interests in several Latin American operations.

Net Earnings (Losses) of Equity Affiliates

Net earnings (losses) from our international equity affiliates decreased $50 to $(29) in second quarter 2000 and $20 to $(12) during the first six months of 2000. The decline in our unconsolidated international businesses is due to lower results from our investments in Brazil and Germany. Both of these businesses experienced significant increases in operational and customer acquisition costs resulting from substantial growth in their customer bases. In addition, the impact of foreign currency fluctuations in Brazil for second quarter 2000 was a loss of $29 and year-to-date 2000 was a loss of $19.

Advertising and Publishing

Our advertising and publishing segment is comprised of companies in the U.S. and Latin America that publish, print, sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic product offerings.

-------------------------------------------------- ----------------------- ------------ ----- ----------------------- -----------
                                                       Second Quarter           %                  Year-to-Date           %
                                                   -----------------------                    -----------------------
                                                      1999        2000       Change              1999        2000       Change
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
External revenues                                       $ 407       $ 471         15.7             $ 750       $ 835        11.3
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Intersegment revenues                                       3           6          N/M                 6          11        83.3
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
       Total operating revenues                         $ 410       $ 477         16.3             $ 756       $ 846        11.9
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Operating expenses                                      $ 248       $ 278         12.1             $ 454       $ 502        10.6
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Operating income                                        $ 162       $ 199         22.8             $ 302       $ 344        13.9
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Net earnings (losses) of equity affiliates               $(4)         $ 5          N/M              $(5)         $ 4         N/M
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Segment net income                                       $ 98       $ 125         27.6             $ 182       $ 215        18.1
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------


Operating Results

External revenues increased $64 for second quarter 2000 and $85 for year-to-date 2000 when compared to the same 1999 periods. These increases are principally a result of revenues from our new directory publishing operations in Peru and Brazil totaling $31 for second quarter and $45 for the year-to-date period. The growth is also attributable to volume growth and price increases in the domestic operations, offset by the effects of shifts in directory production schedules. Adjusted for book shifts, external revenues for this segment would have increased by approximately 15.9% for the quarter and 13.4% for the year-to-date period. Also contributing are increases of $10 for the quarter and $20 for the year-to-date period in the revenues from our electronic media offerings.

Operational and support expenses increased $28 for second quarter 2000 and $42 for year-to-date 2000 when compared to the same 1999 periods. These increases are primarily due to our new operations in Peru and Brazil totaling $33 for the quarter and $56 for the year-to-date period. Also contributing to the increases are costs of $5 for the quarter and $11 for the year-to-date period associated with growth in electronic media offerings. These increases were offset by lower costs of $10 for the quarter and $25 for the year-to-date period in the domestic directory businesses due to the shift in directory production schedules. Depreciation and amortization increased by $2 for second quarter 2000 and $6 on a year-to-date comparative basis due to the new international publishing operations.

Net earnings (losses) of equity affiliates includes the results of our investment in a Brazilian directory publisher.




All other

-------------------------------------------------- ----------------------- ------------ ----- ----------------------- -----------
                                                       Second Quarter           %                  Year-to-Date           %
                                                   -----------------------                    -----------------------
                                                      1999        2000       Change              1999        2000       Change
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
External revenues                                        $ 73       $ 109         49.3              $123        $211        71.5
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Intersegment revenues                                      92         106         15.2               162         194        19.8
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
       Total operating revenues                         $ 165       $ 215         30.3              $285        $405        42.1
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Operating expenses                                      $ 233       $ 279         19.7              $437        $534        22.2
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Operating loss                                          $(68)       $(64)         (5.9)           $(152)      $(129)      (15.1)
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Net earnings (losses) of equity affiliates               $(1)        $(1)           --              $ --       $ (1)         N/M
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Segment net loss                                       $ (59)       $(53)        (10.2)           $(116)      $ (99)      (14.7)
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------


Operating Results

External revenues increased $36 for second quarter 2000 and $88 on a year-to-date comparative basis, primarily driven by growth in revenues of $19 for the quarter and $44 for the year from the resale of long distance services in markets outside of our wireline region, $8 for the quarter and $18 for the year from interactive paging services and $7 for the quarter and $15 for the year from wireless television offerings.

Operating expenses reflect increased spending associated with new product and/or market introductions in all of these businesses. Higher headcount associated with customer support and installation functions also contributed to the increase in operational and support expenses of $32 for the quarter and $73 for the year-to-date period. Depreciation and amortization has increased $14 on a quarter-over-quarter basis and $24 on a year-to-date basis reflecting our
continuing   investment  of  resources  associated  with  the  growth  of  these businesses.


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

Net cash provided by (used for):
-------------------------------------------------------------------------------
                             1999          2000               Change
                         ------------------------------------------------------
Operating activities        $ 4,093       $4,798       $  705         17.2 %
Investing activities        $(6,652)      $(3,795)     $2,857          N/M
Financing activities          $ 172        $(770)      $ (942)         N/M

-------------------------------------------------------------------------------

Net cash provided by operating activities
The increase in cash from operations between 1999 and 2000 primarily reflects better working capital management and higher net income from operations due to strong revenue growth. Operating cash flows for 2000 also include $65 in cash proceeds associated with the sublease of wireless communications towers to Crown Castle International.

Net cash used in investing activities
During the first half of 2000, we invested $3.3 billion for capital expenditures to support our wireline and wireless networks, to promote the introduction of new products and services and increase operating efficiency and productivity. Significant investments are also being made to support deployment of high-speed Internet access and optical fiber-based broadband products. Included in these expenditures for the first half of 2000 are approximately $360 in costs related to the purchase and development of internal-use software.

The year-to-date 2000 amount paid for investments and advances of $582 primarily consists of $240 paid to acquire our investment in Tele Centro Oeste and $299 paid for the acquisition of Celumovil.

Net cash used in financing activities
During first quarter 2000, we issued $2 billion of long-term debt. The proceeds of $1,974 from this issuance were used to retire commercial paper borrowings.

Our debt to total capitalization ratio was 50.6% at June 30, 2000 compared to 53.1% at December 31, 1999. The decrease is a function of increases in shareholders' equity, driven by income from operations and net unrealized gains on securities.

At August 1, 2000, we had shelf registration statements on file with the SEC under which $2.7 billion of debt securities could be publicly offered.

We repurchase our common stock from time to time when we consider it attractive to do so based on stock prices. Reacquired shares are held as treasury shares pending reissuance in employee benefit plans, dividend reinvestment plans and for other purposes.


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

Our intrastate prices are regulated under price regulation plans provided by statute or approved by state public service commissions. Some plans are subject to periodic review and may require renewal. These commissions generally may require price reductions and other concessions from us as conditions to approving these plans.

In North Carolina, we reached a joint stipulation with the North Carolina Public Staff and AT&T regarding revisions to the price regulation plan, switched access reductions, ADSL deployment and service quality issues. In July 2000, the North Carolina Utilities Commission approved much of the Joint Stipulation, including a one year extension of our price regulation plan, some reductions in intrastate switched access charges, enhanced ADSL deployment and voluntary self-enforcing penalties associated with service quality problems.

In July 2000, the Florida Public Service Commission (FPSC) commenced a proceeding to determine whether we violated certain FPSC rules regarding service quality. Hearings are currently scheduled for November 2000. Also in July 2000, the FPSC determined that our change in 1999 from a late charge based on a percentage of the amounts overdue to a flat rate fee plus an interest charge violated the Florida price regulation statute and voted that certain monies should be refunded. We are considering whether to protest the decision.

On the federal level, the Federal Communications Commission (FCC) has considerable authority to establish pricing, interconnection and other policies that had once been considered within the exclusive jurisdiction of the state public service commissions. We expect the FCC to accelerate the growth of local service competition by aggressively utilizing such power.

We have been testing our operations support systems in Georgia and Florida and expect to file our Georgia long distance application with the FCC by the end of 2000. We do not know if the FCC will require further changes in our interconnection and network element offerings and operations support systems before it will approve our petition. These changes could result in significant additional expenses. During December 1999, the FCC approved Bell Atlantic's request to provide full long distance wireline service in New York state, making it the first Bell System-affiliated company to obtain relief under the Telecommunications Act of 1996 in any state. In June 2000, the FCC approved SBC's long distance application for Texas, making it the second Bell System-affiliated company to obtain authority to offer long distance services.

In July 2000, the U.S. Court of Appeals for the Eighth Circuit vacated the FCC methodology for pricing unbundled network elements and the methodology for determining wholesale rates for retail services. The order also affirmed the previous decision of the Eighth Circuit that vacated FCC rules that required incumbent carriers to combine previously uncombined elements for requesting carriers.

With respect to federal access charges, FCC policies strongly favor access reform, whereby the historical subsidy for local service that is contained in network access charges paid by long distance carriers is eliminated. During first quarter 2000, a coalition of local and long distance providers, including BellSouth, Bell Atlantic, GTE, SBC, AT&T and Sprint submitted a proposal designed to result in lower consumer prices for long distance service by reforming the way in which access costs are recovered. The proposal was a comprehensive package that would adjust the FCC's price cap, access charge and universal service rules for those price cap local exchange carriers electing to adopt the proposal. After receiving public comment on this proposal, the FCC approved most of the proposal in an order in May 2000.

Although one effect of the FCC's order will be to reduce access charges paid to BellSouth by other carriers, we will be able to increase subscriber line charges paid by residential and single-line business customers each year through 2003. Any increases which we request after July 2001 are subject to a cost review. During June 2000, we filed tariff modifications implementing the proposal. These modifications will result in interstate price decreases of approximately $270 on an annual basis.

We are involved in numerous legal proceedings associated with state and federal regulatory matters, the disposition of which could materially impact our operating results and prospects. See note N to our consolidated interim financial statements.


International Operations

Our reporting currency is the U.S. Dollar. However, most of our revenues are generated in the currencies of the countries in which we operate. In addition, many of our operations and equity investees hold U.S. Dollar-denominated short- and long-term debt. The currencies of many Latin American countries have experienced substantial volatility and depreciation in the past. Declines in the value of the local currencies in which we are paid relative to the U.S. Dollar will cause revenues in U.S. Dollar terms to decrease and dollar-denominated liabilities to increase. Where we consider it to be economically feasible, we attempt to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts or similar instruments as a vehicle for hedging; however, a substantial amount of our exposures are unhedged.

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

Most or all of these factors have occurred at various times in the last two decades in our core Latin American markets. We have no control over these matters. Economic conditions in Latin America are generally less attractive than those in the U.S., and poor social, political and economic conditions may inhibit use of our services which may adversely impact our business.


New Accounting Pronouncements

Revenue Recognition
In December 1999, the SEC issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 requires that revenues and costs of revenues derived from services rendered at the beginning of a contract or business relationship be deferred and recognized over the life of the related contract or relationship. In June 2000, the SEC deferred the required adoption date of the guidelines in SAB 101 to the fourth quarter of 2000. We do not expect the adoption of these guidelines to have a material impact on our results of operations, financial position or cash flows.

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


Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

See the caption labeled "Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

Factors that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

 .    a change in economic conditions in domestic or international  markets where we operate or have material investments, which would affect demand for our services;

 .    the intensity of competitive  activity and its resulting  impact on pricing strategies and new product offerings;

 .    protracted delay in our entry into the interLATA long distance market;

 .    higher than anticipated  start-up costs or significant up-front investments associated with new business initiatives;

 .    unanticipated higher capital spending from, or delays in, the deployment of new technologies; and

 .    unsatisfactory   results  in   regulatory   actions   including   terms  of
     interconnection and unbundled network elements and resale rates.

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

-------------------------------------------------------------------------------
PART II -- OTHER INFORMATION
-------------------------------------------------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders

We have published the information called for by this item in our "Second Quarter 2000 Report to Shareholders" which was distributed to shareholders on or about May 1, 2000. Shareholders can request a copy of this report by calling Shareholder Services at 1-800-631-6001.


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

11   Computation of Earnings Per Common Share.

12   Computation of Ratio of Earnings to Fixed Charges.

27   Financial Data Schedule as of June 30, 2000.



(b) Reports on Form 8-K:

 Date of Event             Subject

 April 20, 2000            BellSouth 1Q00 Earnings Release

 April 10, 2000            Announcement of wireless joint venture with
                           SBC Communications.

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


August 14, 2000

                                 EXHIBIT INDEX
     Exhibit
     Number

     11           Computation of Earnings Per Common Share.

     12           Computation of Ratio of Earnings to Fixed Charges.

     27           Financial Data Schedule as of June 30, 2000.