Form 10-Q
period 2000-09-30
BELLSOUTH CORP
filed 2000-11-07
CIK 732713

1


                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549


                                FORM 10-Q
       (Mark One)

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

At October 31, 2000, 1,868,074,357 common shares were outstanding.

                                   Table of Contents


Item                                                                Page
                                     Part I
1.  Financial Statements
       Consolidated Statements of Income ...........................  3
       Consolidated Balance Sheets .................................  4
       Consolidated Statements of Cash Flows .......................  5
       Consolidated Statements of Shareholders' Equity
          and Comprehensive Income .................................  6
       Notes to Consolidated Financial Statements ..................  8

2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations.......................... 16

3.  Qualitative and Quantitative Disclosures about Market Risk ..... 29

                                   Part II
6.  Exhibits and Reports on Form 8-K ............................... 31

-------------------------------------------------------------------------------
 PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

                                BELLSOUTH CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
                       (In Millions, Except Per Share Amounts)

                                   For the Three Months     For the Nine Months
                                    Ended September 30,      Ended September 30,
                                      1999       2000         1999        2000
Operating revenues:
Wireline communications:
     Local service                 $ 2,747     $ 2,857       $ 8,113     $ 8,540
     Network access                  1,200       1,198         3,578       3,706
     Long distance                     158         133           461         399
     Other wireline                    310         370           845       1,012
        Total wireline
          communications             4,415       4,558        12,997      13,657
Domestic Wireless                      815         942         2,355       2,714
International operations               575         709         1,701       2,031
Advertising and publishing             540         587         1,290       1,422
Other                                   77         107           200         318
        Total operating revenues     6,422       6,903        18,543      20,142

Operating expenses:
     Operational and support
       expenses                      3,541       3,665        10,153      10,798
     Depreciation and amortization   1,207       1,301         3,475       3,759
     Severance accrual                   -           -             -          78
     Provision for asset impairment      -           -           320           -
        Total operating expenses     4,748       4,966        13,948      14,635

Operating income                     1,674       1,937         4,595       5,507

Interest expense                       266         344           737         982
Gain (loss) on sale of operations       39         (14)           55        (14)
Net earnings (losses) of equity
   affiliates                          (26)         10          (235)        163
Other income, net                       15          35           188         164

Income before income taxes           1,436       1,624         3,866       4,838
Provision for income taxes             442         588         1,471       1,737

        Net income                   $ 994     $ 1,036       $ 2,395     $ 3,101


Weighted-average common shares
   outstanding:
     Basic                           1,885       1,871         1,903       1,878
     Diluted                         1,904       1,885         1,921       1,894
Dividends declared per common
   share                            $ 0.19      $ 0.19        $ 0.57      $ 0.57
Earnings per share:
     Basic                          $ 0.53      $ 0.55        $ 1.26      $ 1.65
     Diluted                        $ 0.52      $ 0.55        $ 1.25      $ 1.64


The accompanying notes are an integral part of these consolidated financial statements.

                              BELLSOUTH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     (In Millions, Except Per Share Amounts)


                                         December 31,             September 30,
                                             1999                      2000
                                                                   (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                $ 1,287                  $ 1,176
     Temporary cash investments                   105                       36
     Accounts receivable, net
       of allowance for
       uncollectibles of
       $312 and $389                            5,177                    5,268
     Material and supplies                        451                      511
     Other current assets                         367                      968
         Total current assets                   7,387                    7,959

Investments and advances                        6,097                    7,002

Property, plant and equipment                  61,009                   64,560
Less:  accumulated depreciation                36,378                   38,673
     Property, plant and
        equipment, net                         24,631                   25,887

Deferred charges and other assets               1,564                    1,853
Intangible assets, net                          3,774                    6,284

         Total assets                        $ 43,453                 $ 48,985

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Debt maturing within one year            $ 7,653                  $ 8,987
     Accounts payable                           1,961                    2,021
     Other current liabilities                  3,781                    4,093
         Total current liablities              13,395                   15,101

Long-term debt                                  9,113                   11,036

Noncurrent liabilities:
     Deferred income taxes                      2,705                    3,130
     Unamortized investment tax credits           126                       96
     Other noncurrent liabilities               3,299                    3,123
         Total noncurrent liabilities           6,130                    6,349

Shareholders' equity:
     Common stock, $1 par value
        (4,400 shares authorized;
         1,883 and 1,866 shares
         outstanding)                           2,020                    2,020
     Paid-in capital                            6,771                    6,775
     Retained earnings                         11,456                   13,421
     Accumulated other comprehensive income      (358)                     (58)
     Shares held in trust and treasury         (4,798)                  (5,452)
     Guarantee of ESOP debt                      (276)                    (207)
         Total shareholders' equity            14,815                   16,499

         Total liabilities and
           shareholders' equity              $ 43,453                 $ 48,985

The accompanying notes are an integral part of these consolidated financial statements.

                                  BELLSOUTH CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                      (In Millions)

                                                                        For the Nine Months
                                                                        Ended September 30,
                                                                        1999             2000


Cash Flows from Operating Activities:
     Net income                                                        $ 2,395         $ 3,101
     Adjustments to net income:
         Depreciation and amortization                                   3,475           3,759
         Severance accrual                                                   -              78
         (Gain) loss on sale of operations                                 (55)             14
         Provision for asset impairment                                    320               -
         Provision for uncollectibles                                      260             278
         Net losses (earnings) of equity affiliates                        235            (163)
         Dividends received from equity affiliates                          59              55
         Recognition of foreign investment tax credits                    (120)              -
         Minority interests in income of subsidiaries                       67              12
         Deferred income taxes and investment tax credits                  (92)            150
     Net change in:
         Accounts receivable and other current assets                     (548)           (529)
         Accounts payable and other current liabilities                    710             434
         Deferred charges and other assets                                (391)           (486)
         Other liabilities and deferred credits                             76            (138)
     Other reconciling items, net                                           80             107

         Net cash provided by operating activities                       6,471           6,672

Cash Flows from Investing Activities:
     Capital expenditures                                               (4,456)         (4,940)
     Investments in and advances to equity affiliates                     (140)           (497)
     Acquisitions, net of cash acquired                                 (3,791)         (1,836)
     Purchases of wireless licenses                                       (123)            (72)
     Proceeds from sale of operations                                      215              29
     Proceeds from disposition of short-term investments                   144             372
     Purchases of short-term investments                                  (243)           (311)
     Proceeds from repayment of loans and advances                          60              45
     Other investing activities, net                                        80              60

         Net cash used for investing activities                         (8,254)         (7,150)

Cash Flows from Financing Activities:
     Net borrowings (repayments) of short-term debt                      3,451             411
     Proceeds from long-term debt                                          508           2,118
     Repayments of long-term debt                                         (205)           (334)
     Dividends paid                                                     (1,091)         (1,072)
     Purchase of treasury shares                                        (3,032)           (779)
     Funds distributed to minority partners                                  -             (32)
     Other financing activities, net                                        27              55

         Net cash (used for) provided by financing activities             (342)            367

     Net (decrease) increase in cash and cash equivalents               (2,125)           (111)
     Cash and cash equivalents at beginning of period                    3,143           1,287
     Cash and cash equivalents at end of period                        $ 1,018         $ 1,176


The accompanying notes are an integral part of these consolidated financial statements.

                                BELLSOUTH CORPORATION
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              AND COMPREHENSIVE INCOME
                                     (Unaudited)
                                    (In Millions)

                                                            For the Nine Months Ended September 30, 2000

                                         Number of Shares                               Amount
                                                                                            Accum.
                                                  Shares                                    Other     Shares   Guaran-
                                                  Held in                                   Compre-  Held in   tee of
                                         Common   Trust and    Common   Paid-in  Retained   hensive  Trust and  ESOP
                                          Stock   Treasury      Stock   Capital  Earnings   Income   Treasury   Debt     Total
                                                    (a)                                                (a)
Balance at December 31, 1999               2,020     (138)     $ 2,020  $ 6,771  $ 11,456   $ (358)  $ (4,798)  $ (276) $ 14,815

Net income                                     -                                    3,101                                  3,101
Other comprehensive income, net of tax:
    Foreign currency translation adjustment    -                                                50                            50
    Net unrealized gains on securities         -                                               259                           259
    Minimum pension liability adjustment       -                                                (9)                           (9)

Total comprehensive income (b)                 -                                                                           3,401
Dividends declared                             -                                   (1,070)                                (1,070)
Share issuances for employee benefit plans     -        3                             (66)                125                 59
Purchase of treasury stock                     -      (19)                                               (779)              (779)
Tax benefit related to stock options           -                              4                                                4
ESOP activities and related tax benefit        -                                                                    69        69

Balance at September 30, 2000              2,020     (154)     $ 2,020  $ 6,775  $ 13,421    $ (58)  $ (5,452)  $ (207) $ 16,499





(a) Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of September 30, 2000, there were approximately 36 shares held in trust and 118 shares held in treasury.

(b)  Total comprehensive income for third quarter 2000 was $983.


The accompanying notes are an integral part of these consolidated financial statements.

                            BELLSOUTH CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          AND COMPREHENSIVE INCOME
                                 (Unaudited)
                                (In Millions)

                                                       For the Nine Months Ended September 30, 1999

                                        Number of Shares                               Amount
                                                                                           Accum.
                                                 Shares                                    Other     Shares   Guaran-
                                                 Held in                                  Compre-   Held in   tee of
                                        Common   Trust and    Common   Paid-in  Retained  hensive   Trust and  ESOP
                                         Stock   Treasury     Stock    Capital  Earnings   Income   Treasury   Debt     Total
                                                   (a)                                                (a)

Balance at December 31, 1998              2,020      (70)     $ 2,020  $ 6,766   $ 9,479     $ (64) $ (1,752)  $ (339) $ 16,110

Net income                                    -                                    2,395                                  2,395
Other comprehensive income, net of tax:
    Foreign currency translation adjustment   -                                               (145)                        (145)
    Net unrealized losses on securities       -                                               (848)                        (848)

Total comprehensive income (b)                -                                                                           1,402
Dividends declared                            -                                   (1,079)                                (1,079)
Share issuances for employee benefit plans    -        2                             (38)                 66                 28
Purchase of treasury stock                    -      (68)                                             (3,032)            (3,032)
Purchase of stock by grantor trust            -                                                           (3)                (3)
ESOP activities and related tax benefit       -                                       10                           29        39

Balance at September 30, 1999             2,020     (136)     $ 2,020  $ 6,766  $ 10,767  $ (1,057) $ (4,721)  $ (310) $ 13,465




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

Derivative Instruments and Hedging Activities
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed via the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement 133". The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. This means that we must adopt the standard, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," no later than January 1, 2001. We do not expect the adoption of this standard will have a material impact on results of operations, financial position or cash flows.

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

                               BELLSOUTH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    (Unaudited)
                               (Dollars In Millions)

Note C - Earnings Per Share (continued)

                                           Third Quarter         Year-to-Date
                                          1999      2000         1999       2000
Basic common shares outstanding .........1,885     1,871        1,903      1,878
Incremental shares from stock options.......19        14           18         16
Diluted common shares outstanding .......1,904     1,885        1,921      1,894

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

Note E - E-Plus Restructuring

In February 2000, we closed on a previously announced alliance with KPN Royal Dutch Telecom. We utilized our right of first refusal which enabled KPN to acquire a 77.5 percent interest in E-Plus and allows us the option after 18 months of converting our 22.5 percent interest in E-Plus into either 200 million shares of KPN or shares representing at the time an estimated 33.3 percent ownership interest in KPN's wireless subsidiary.

As a result of this transaction, we recognized income of $143, or $68 after tax. The gain relates to a settlement payment from the selling shareholder regarding a dispute over the terms of the E-Plus shareholder agreement governing the provisions of the sale.

As part of this transaction, we also agreed to make up to $3 billion of loans available to KPN to be used for further wireless investments in Europe and received non-detachable warrants to purchase approximately 90 million additional shares of KPN. We loaned approximately $412 to KPN during September 2000. KPN applied the proceeds towards the purchase of new third generation wireless licenses from the German government for use by our German operations. We also guaranteed $1.35 billion in bank loans to our German operations, the proceeds of which were also applied towards the purchase of the new licenses. The loan to KPN is included in Other current assets in our consolidated balance sheet at September 30, 2000.

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

The planned disposals of the existing infrastructure equipment require an evaluation of asset impairment in accordance with SFAS 121. As a result, a non-cash charge of $320, or $187 after tax, was recorded in the second quarter of 1999 to write these assets down to their fair market value, which was estimated as the expected future cash flows of these assets through the date of disposal. We will continue to use the assets until the conversion process has been completed and depreciate the remaining net book value over this period.

                                   BELLSOUTH CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                        (Unaudited)
                                   (Dollars In Millions)

Note G - Devaluation of Brazilian Currency

In mid January 1999, the Brazilian Government changed its monetary exchange policy, extinguishing the exchange band through which it had managed the range of the fluctuation of the Real in relation to the U.S. Dollar, allowing the market to freely determine the exchange rate. As a consequence of this change, the Real devalued significantly in relation to the U.S. Dollar in early 1999. The devaluation and subsequent fluctuations in the exchange rate resulted in our Brazilian wireless properties recording net currency losses related to net U.S. Dollar-denominated liabilities. Our share of the foreign currency losses was $75 for third quarter 1999 and $355 for year-to-date 1999.

Note H - Segment Information

We have four reportable operating segments: (1) Wireline communications; (2) Domestic wireless; (3) International operations; and (4) Advertising and publishing. We have included the operations of all other businesses falling below the reporting threshold in the "All other" segment. The "Reconciling items" shown below include Corporate Headquarters and capital funding activities, intercompany eliminations and other nonoperating items. The following table provides information for each operating segment:

----------------------------------------------------------------------------------------------------------------------------
                                               Third Quarter           %                     Year-to-Date             %
----------------------------------------------------------------------------------------------------------------------------
                                             1999        2000       Change                 1999         2000       Change
----------------------------------------------------------------------------------------------------------------------------
Wireline communications
----------------------------------------------------------------------------------------------------------------------------
External revenues                            $ 4,415     $ 4,558        3.2               $ 12,997     $ 13,657         5.1
----------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                             66          87       31.8                    233          245         5.2
----------------------------------------------------------------------------------------------------------------------------
   Total revenues                            $ 4,481     $ 4,645        3.7               $ 13,230     $ 13,902         5.1
----------------------------------------------------------------------------------------------------------------------------
Operating income                             $ 1,438     $ 1,564        8.8                 $4,241       $4,705        10.9
----------------------------------------------------------------------------------------------------------------------------
Segment net income                             $ 817       $ 870        6.5                 $2,399       $2,641        10.1
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Domestic wireless
----------------------------------------------------------------------------------------------------------------------------
External revenues                              $ 815       $ 942       15.6                 $2,355       $2,714        15.2
----------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                              5           6       20.0                     12           14        16.7
----------------------------------------------------------------------------------------------------------------------------
   Total revenues                              $ 820       $ 948       15.6                 $2,367       $2,728        15.3
----------------------------------------------------------------------------------------------------------------------------
Operating income                                $ 71       $ 175      146.5                  $ 260        $ 460        76.9
----------------------------------------------------------------------------------------------------------------------------
Net earnings (losses) of equity affiliates      $ 36        $ 41       13.9                  $ 108        $ 121        12.0
----------------------------------------------------------------------------------------------------------------------------
Segment net income                              $ 55       $ 118      114.5                  $ 186        $ 305        64.0
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
International operations
----------------------------------------------------------------------------------------------------------------------------
External revenues                              $ 575       $ 709       23.3                 $1,701       $2,031        19.4
----------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                              1          11       N/M*                      1           32         N/M
----------------------------------------------------------------------------------------------------------------------------
   Total revenues                              $ 576       $ 720       25.0                 $1,702       $2,063        21.2
----------------------------------------------------------------------------------------------------------------------------
Operating income                                $ 31        $ 13      (58.1)                 $ 152         $ 69       (54.6)
----------------------------------------------------------------------------------------------------------------------------
Net earnings (losses) of equity affiliates      $ (3)      $ (29)       N/M                    $ 5        $ (41)        N/M
----------------------------------------------------------------------------------------------------------------------------
Segment net income (loss)                        $ 9       $ (68)       N/M                   $ 39        $ (72)        N/M
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Advertising and publishing
----------------------------------------------------------------------------------------------------------------------------
External revenues                              $ 540       $ 587        8.7                 $1,290       $1,422        10.2
----------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                              2           6        N/M                      8           17         N/M
----------------------------------------------------------------------------------------------------------------------------
   Total revenues                              $ 542       $ 593        9.4                 $1,298       $1,439        10.9
----------------------------------------------------------------------------------------------------------------------------
Operating income                               $ 259       $ 298       15.1                  $ 561        $ 642        14.4
----------------------------------------------------------------------------------------------------------------------------
Net earnings (losses) of equity affiliates       $ 1        $ (2)       N/M                   $ (4)         $ 2         N/M
----------------------------------------------------------------------------------------------------------------------------
Segment net income                             $ 160       $ 181       13.1                  $ 342        $ 396        15.8
----------------------------------------------------------------------------------------------------------------------------

* Not Meaningful

                                   BELLSOUTH CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                        (Unaudited)
                                   (Dollars In Millions)

Note H - Segment Information (continued)

----------------------------------------------------------------------------------------------------------------------
                                             Third Quarter          %                    Year-to-Date            %
----------------------------------------------------------------------------------------------------------------------
                                           1999        2000      Change                1999         2000      Change
----------------------------------------------------------------------------------------------------------------------
All other
----------------------------------------------------------------------------------------------------------------------
External revenues                             $ 77       $ 107      39.0                 $ 200        $ 318      59.0
----------------------------------------------------------------------------------------------------------------------
Intersegment revenues                          102         115      12.7                   264          309      17.0
----------------------------------------------------------------------------------------------------------------------
   Total revenues                            $ 179       $ 222      24.0                 $ 464        $ 627      35.1
----------------------------------------------------------------------------------------------------------------------
Operating loss                               $ (72)      $ (68)      5.6                $ (224)      $ (197)     12.1
----------------------------------------------------------------------------------------------------------------------
Net earnings (losses) of equity affiliates     $ 3        $ (3)      N/M                   $ 3         $ (4)      N/M
----------------------------------------------------------------------------------------------------------------------
Segment net loss                             $ (39)      $ (45)    (15.4)               $ (155)      $ (144)      7.1
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Reconciling items
----------------------------------------------------------------------------------------------------------------------
External revenues                              $ -         $ -         -                   $ -          $ -         -
----------------------------------------------------------------------------------------------------------------------
Intersegment revenues                         (176)       (225)    (27.8)                 (518)        (617)    (19.1)
----------------------------------------------------------------------------------------------------------------------
   Total revenues                            $(176)      $(225)    (27.8)               $ (518)      $ (617)    (19.1)
----------------------------------------------------------------------------------------------------------------------
Operating loss                               $ (53)      $ (45)     15.1                $ (395)      $ (172)     56.5
----------------------------------------------------------------------------------------------------------------------
Net earnings (losses) of equity affiliates   $ (63)        $ 3       N/M                $ (347)        $ 85       N/M
----------------------------------------------------------------------------------------------------------------------
Segment net loss                              $ (8)      $ (20)      N/M                $ (416)       $ (25)      N/M
----------------------------------------------------------------------------------------------------------------------
Reconciliation to Consolidated Financial Information
----------------------------------------------------------------------------------------------------------------------
Operating Revenues
----------------------------------------------------------------------------------------------------------------------
Wireline communications                    $ 4,481     $ 4,645       3.7              $ 13,230     $ 13,902       5.1
----------------------------------------------------------------------------------------------------------------------
Domestic wireless                              820         948      15.6                 2,367        2,728      15.3
----------------------------------------------------------------------------------------------------------------------
International operations                       576         720      25.0                 1,702        2,063      21.2
----------------------------------------------------------------------------------------------------------------------
Advertising and publishing                     542         593       9.4                 1,298        1,439      10.9
----------------------------------------------------------------------------------------------------------------------
All other                                      179         222      24.0                   464          627      35.1
----------------------------------------------------------------------------------------------------------------------
    Total segments                         $ 6,598     $ 7,128       8.0              $ 19,061     $ 20,759       8.9
----------------------------------------------------------------------------------------------------------------------
Reconciling items                            $(176)      $(225)    (27.8)               $ (518)      $ (617)    (19.1)
----------------------------------------------------------------------------------------------------------------------
Total consolidated                         $ 6,422     $ 6,903       7.5              $ 18,543     $ 20,142       8.6
----------------------------------------------------------------------------------------------------------------------
Net Income
----------------------------------------------------------------------------------------------------------------------
Wireline communications                      $ 817       $ 870       6.5                $2,399       $2,641      10.1
----------------------------------------------------------------------------------------------------------------------
Domestic wireless                               55         118     114.5                   186          305      64.0
----------------------------------------------------------------------------------------------------------------------
International operations                         9         (68)      N/M                    39          (72)      N/M
----------------------------------------------------------------------------------------------------------------------
Advertising and publishing                     160         181      13.1                   342          396      15.8
----------------------------------------------------------------------------------------------------------------------
All other                                      (39)        (45)    (15.4)                 (155)        (144)      7.1
----------------------------------------------------------------------------------------------------------------------
    Total segments                         $ 1,002     $ 1,056       5.4                $2,811       $3,126      11.2
----------------------------------------------------------------------------------------------------------------------
Reconciling items                             $ (8)      $ (20)      N/M                $ (416)       $ (25)      N/M
----------------------------------------------------------------------------------------------------------------------
Total consolidated                           $ 994     $ 1,036       4.2                $2,395       $3,101      29.5
----------------------------------------------------------------------------------------------------------------------


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

                               BELLSOUTH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    (Unaudited)
                               (Dollars In Millions)

Note I - Investment Activity (continued)

Investment in Colombia
In June 2000, we acquired a 50.4% controlling equity interest in Celumovil S.A. for a purchase price of approximately $399, funded by $299 of cash and a $100 note payable due December 2000. We have commenced cobranding Celumovil with the BellSouth brand. Celumovil/BellSouth provides wireless service in the Eastern region of Colombia, which includes the capital city of Bogota, and in the Atlantic or coastal region.

In July 2000, Celumovil/BellSouth acquired 100% of Cocelco, a wireless operator that since 1994 has been serving the Western region of Colombia, which includes the cities of Medellin and Cali. This acquisition was funded by a $384 capital contribution and a $30 shareholder loan from BellSouth. This transaction increased BellSouth's ownership interest in Celumovil to approximately 66.0%.

In conjunction with these transactions, we have entered into a series of put and call agreements whereby we can acquire, or be compelled to acquire, additional shares of Celumovil from our primary partner in Celumovil, up to our partner's entire interest, at or close to an appraised fair value between the second and ninth anniversary of our June 2000 acquisition of our initial interest in Celumovil. Our partner's first put option for up to a number of shares currently equal to approximately 14% of Celumovil's outstanding stock is first exercisable in June 2002. Our first call option for up to a number of shares currently equal to approximately 9% of Celumovil's outstanding stock is first exercisable in December 2003.

Acquisition of Additional Interest in Carolinas PCS Partnership
In September 2000, we acquired the remaining 44.2% interest in the Carolinas PCS partnership bringing our ownership interest to 100%. The partnership provides PCS service in North Carolina, South Carolina and Northeast Georgia. The purchase price of $885 was funded through the issuance of commercial paper. The PCS property and related debt was subsequently contributed to the wireless joint venture with SBC Communications which is discussed in note Q.

Note J - Marketable Securities

We have investments in marketable securities, primarily common stocks, which are accounted for under the cost method. These investments are comprised primarily of a 5% equity interest in Qwest and are classified as available-for-sale under SFAS 115. Under SFAS 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses, net of income taxes, recorded in accumulated other comprehensive income (loss) in our statement of changes in shareholders' equity and comprehensive income. The fair values of our investments in marketable securities are determined based on market quotations. The table below shows certain summarized information related to these investments at September 30:

                                       Gross        Gross
                                    Unrealized    Unrealized
  1999                    Cost         gains        losses      Fair Value

  Investment in Qwest  ..$3,500        $ --        $ 1,309       $ 2,191
  Other investments .....   132          9             --            141
      Total  ............$3,632        $ 9         $ 1,309       $ 2,332

                                       Gross        Gross
                                    Unrealized    Unrealized
  2000                    Cost         gains        losses      Fair Value

  Investment in Qwest  ..$3,500        $ 65          $ --         $3,565
  Other investments .....   482         146            --            628
      Total  ............$3,982       $ 211          $ --         $4,193

                                      BELLSOUTH CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                           (Unaudited)
                                      (Dollars In Millions)

Note K - Sublease of Communications Towers

In June 1999, we signed a definitive agreement with Crown Castle International Corporation for the sublease of all unused space on approximately 1,850 of our wireless communications towers in exchange for $610 to be paid in a combination of cash and Crown common stock. As of September 30, 2000 we have closed on 1,836 towers and received $604. Subleases of the remaining towers covered by the agreement are expected to be closed throughout the remainder of 2000. We also entered into a five-year, build-to-suit agreement with Crown covering up to 500 towers.

Under a similar agreement, Crown will sublease all unused space on 773 PCS towers in exchange for $317 in cash. As of September 30, 2000, we have closed on 728 towers and received $298. Subleases of the remaining towers covered by the agreement are expected to be closed throughout the remainder of 2000. In connection with this agreement, we entered into an exclusive three-year, build-to-suit agreement.

Note L - Summary Financial Information for Equity Investees

The following table displays the summary combined financial information of our equity method businesses. These amounts are shown on a 100-percent basis.

                          Third Quarter      %            Year-to-Date      %
                        1999       2000    Change        1999     2000    Change
Revenues  ............ $1,363    $1,584     16.2       $3,822   $4,697     22.9
Operating income ..... $ 152       $ 80    (47.4)         293      364     24.2
Net income (loss) .... $(127)      $(25)    80.3       $(735)     $ 47      N/M



Note M - Debt Issuance

In February 2000 we issued $2 billion of long-term debt, consisting of $1 billion of Ten-year, 7 3/4% Notes and $1 billion of Thirty-year, 7 7/8% Debentures. We received total proceeds of $1,974, which were used to retire commercial paper.

Note N - Sale of Operations

In July 2000, we sold our ownership interests in mobile data operations in Belgium, the Netherlands and the United Kingdom for total proceeds of $28. These sales generated a pre-tax net loss of $14 and a $30 after-tax gain resulting from tax benefits associated with the sale of the operations in the United Kingdom.

In August 1999, we sold our 100% ownership interest in Honolulu Cellular for total proceeds of $194. In April 1999, we sold our 100% interest in a wireless property located in Dothan, Alabama for total proceeds of $21. The pretax gains on these sales were $39, or $23 after tax, for Honolulu and $16, or $10 after tax, for Dothan.

Note O - Contingencies

Litigation Matters
Reciprocal compensation.
Following the enactment of the Telecommunications Act of 1996, our telephone company subsidiary, BellSouth Telecommunications, Inc. (BST), and various competitive local exchange carriers entered into interconnection agreements providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous competitive local carriers have claimed entitlement from BST for compensation associated with dial-up calls originating on BST's network and connecting with Internet service providers served by the competitive local carriers' networks. BST has maintained that dial-up calls to Internet service providers are not local calls for which terminating

                                   BELLSOUTH CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                        (Unaudited)
                                   (Dollars In Millions)

Note O - Contingencies (continued)

compensation is due under the interconnection agreements; however, the courts and state regulatory commissions in BST's operating territory that have considered the matter have, in most cases, ruled that BST is responsible for paying reciprocal compensation on these calls. At September 30, 2000, the exposure related to unrecorded amounts withheld from competitive local carriers was approximately $280, including accrued interest. We have commenced discussions with several competitive local carriers concerning settlement of some claims, and agreements have been reached in certain circumstances.

Other reciprocal compensation issues.
In a related matter, a competitive local carrier was claiming terminating compensation of approximately $165 for service arrangements that we did not believe involved "traffic" under our interconnection agreements. We filed a complaint with the state regulatory commission asking that agency to declare that we did not owe reciprocal compensation for these arrangements. In March 2000, the state commission ruled in our favor finding that compensation was not owed to the competitive local carrier. This matter is currently on appeal.

U.S. Electronics.
In October 1999, two of the Company's wholly-owned subsidiaries, BellSouth Products, Inc. (BSP) and BST filed a complaint against U. S. Electronics, Inc.
(USE), in the United States District Court for the Northern District of Georgia. The complaint alleges that USE, a distributor of residential telephone equipment, breached its distributorship contract with BSP and violated the Robinson-Patman Act. It also seeks a ruling invalidating certain exclusivity and post-term non-competition covenants contained in the distributorship contract. USE denied the material allegations of the complaint and filed counterclaims against the Company, BSP, BST, and several other BellSouth entities, alleging that the BellSouth companies are in breach of the distributorship contract. The counterclaims seek an unspecified amount of damages as well as declaratory and injunctive relief. The BellSouth companies denied the material allegations of USE's counterclaims and filed a Motion for Judgment on the Pleadings seeking an early ruling that the exclusivity and post-term non-competition provisions were invalid and unenforceable as a matter of law. The court denied that motion in August 2000. At the end of September 2000, BSP informed USE that, as a result of USE's contractual violations and other factors, BSP would be unable to supply USE with sufficient products for distribution until at least the third quarter of 2001. On October 11, 2000, USE filed a Motion for a Preliminary Injunction, seeking to require BSP to continue to supply USE with residential telephone equipment for distribution. The BellSouth companies intend to pursue their claims and defend against the counterclaims vigorously. Discovery has commenced. At this early stage of the proceedings, the Company cannot predict the likely outcome of the case.

Compliance Matters
Foreign Corrupt Practices Act.
The SEC is conducting an investigation that is focused on determining whether we and one of our Latin American subsidiaries violated the Foreign Corrupt Practices Act. We had previously engaged outside counsel to investigate this matter, and they concluded that those activities did not violate the Act. More recently and independent of these developments, our internal auditors, in the ordinary course of conducting compliance reviews, identified issues concerning accounting entries made by another of our Latin American businesses. Our internal investigation of this matter is continuing. We have informed the SEC as to this matter, and we expect the SEC to expand its investigation to encompass it. We are cooperating with the SEC in its investigation, but we cannot predict the duration or the outcome of the SEC's investigation or whether the scope of the investigation will be expanded beyond the matters currently identified.

Regulatory Matters
South Carolina.
Beginning in 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new state statute, adopted subsequent to the Commission's approval of the earlier plan. The new statute allows telephone companies in

                                  BELLSOUTH CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                       (Unaudited)
                                  (Dollars In Millions)

Note O - Contingencies (continued)

South Carolina to operate under price regulation without obtaining approval from the Commission. The election became effective during August 1999. The South Carolina Consumer Advocate petitioned the Commission seeking review of the level of our earnings during the 1996-1998 period when we operated under the subsequently invalidated price regulation plan. The Commission voted to dismiss the petition in November 1999 and issued orders confirming the vote in February and June of this year. In July, the Consumer Advocate appealed the Commission's dismissal of the petition.

Note P - Tracking Stock

In October 2000, we filed with the SEC a definitive proxy statement relating to a special shareholders' meeting to be held in December 2000 to approve amendments to our charter. The amendments would permit us to issue our common stock in series, of which our Board of Directors would initially designate two:
Latin America group stock, intended to reflect the separate performance of our Latin American businesses, and BLS group stock, intended to reflect the separate performance of all of our other businesses.

We have also filed a registration statement for the offering of shares of Latin America group stock for sale to the public. The registration statement remains subject to further review by the SEC. We plan a public offering of shares of Latin America group stock to finance our expansion in Latin America. At the time of a public offering, a number of shares of Latin America group stock will be reserved for the BLS group or for issuance to the holders of BLS group stock. We expect that we would distribute, as a dividend to the holders of BLS group stock, the reserved shares of Latin America group stock within six to 12 months following the public offering.

Our plans to create, issue and distribute Latin America group stock are subject to a number of conditions, including shareholder approval, completion of the SEC review process, market conditions and other factors. The implementation and timing of these transactions are uncertain.

Note Q - Subsequent Events

Domestic Wireless Joint Venture
In October 2000, we combined substantially all of our domestic wireless businesses with those of SBC Communications into a joint venture that comprises the nation's second largest wireless company, with service in 42 of the top 50 U.S. markets. The venture, Cingular Wireless, covers a total population of 190 million people and serves more than 19.0 million customers, is owned 40% by BellSouth and 60% by SBC Communications but is jointly controlled. The investment in Cingular will be accounted for under the equity method; accordingly, in the future, we will not consolidate Cingular's revenues and expenses but will include our proportionate share of Cingular's earnings as Earnings of Equity Affiliates in our consolidated income statement.

                                    BELLSOUTH CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS
                       (Dollars in Millions, Except Per Share Amounts)

For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our latest annual report on Form 10-K and previous quarterly reports on Form 10-Q.

------------------------------------------------------------------------------
Consolidated Results of Operations
------------------------------------------------------------------------------

Key financial and operating data for third quarter 2000 and 1999 and the respective year-to-date periods are as follows. All references to earnings per share are on a diluted basis:

                                               ------------------------ ----------- --- ------------------------- ----------
                                                    Third Quarter           %                 Year-to-Date            %
                                               ------------ -----------             --- ------------ ------------
                                                  1999         2000       Change           1999         2000       Change
                                               ------------ ----------- ----------- --- ------------ ------------ ----------
Results of operations:
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
Operating revenues                                 $ 6,422     $ 6,903         7.5          $18,543      $20,142        8.6
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
Operating expenses                                  4,748       4,966          4.6          13,948       14,635         4.9
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
Operating income                                     1,674       1,937        15.7            4,595        5,507       19.8
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
Interest expense                                       266         344        29.3              737          982       33.2
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
Net earnings (losses) of equity affiliates            (26)          10        N/M*            (235)          163        N/M
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
Gain (loss) on sale of operations                       39        (14)         N/M               55         (14)        N/M
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
Other income, net                                       15          35         N/M              188          164     (12.8)
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
Provision for income taxes                             442         588        33.0            1,471        1,737       18.1
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
         Net income                                  $ 994      $1,036         4.2           $2,395       $3,101       29.5
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
As Reported:
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
   Net income                                        $ 994      $1,036         4.2          $ 2,395       $3,101       29.5
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
   Earnings per share                                $ .52       $ .55         5.8            $1.25       $ 1.64       31.2
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
Normalized:
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
   Net income                                        $ 951      $1,036         8.9          $ 2,819       $3,081        9.3
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
   Earnings per share                                $ .50       $ .55        10.0            $1.47       $ 1.63       10.9
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
Cash flow data:
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
Cash provided by operating activities               $2,378      $1,874      (21.2)           $6,471       $6,672        3.1
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
Cash used for investing activities                $(1,602)    $(3,355)        N/M          $(8,254)      $(7,150)       13.4
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
Cash (used for) provided by financing             $  (514)     $1,137         N/M          $  (342)        $ 367        N/M
activities
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------

---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
Other:
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
Effective tax rate                                   30.8%       36.2%     +540bps            38.0%        35.9%    -210bps
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
Average debt balances:
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
   Short-term debt                                  $7,361      $7,002       (4.9)          $ 5,804       $6,475       11.6
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
   Long-term debt                                   $8,620     $10,914        26.6          $ 8,531      $10,617       24.4
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
     Total average debt balance                    $15,981     $17,916        12.1          $14,335      $17,092       19.2
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
EBITDA(1)                                           $2,881      $3,238        12.4          $ 8,390       $9,344       11.4
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------
EBITDA margin(2)                                     44.9%       46.9%     +200bps            45.2%        46.4%    +120bps
---------------------------------------------- ------------ ----------- ----------- --- ------------ ------------ ----------

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


* Not Meaningful

------------------------------------------------------------------------------
Overview of consolidated results of operations
------------------------------------------------------------------------------

On a comparative basis, results reflect revenue growth in the core wireline business, driven by digital and data services revenues, and significant increases in our international and domestic wireless customer bases. Expense growth was driven by volume increases at our international and domestic wireless businesses and expenses for development and promotion of new business initiatives, including high-speed data and Internet service offerings.

There were no normalizing items for the third quarter 2000.

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

Normalized results for third quarter 1999 exclude the impacts of:

 .    The  devaluation of the Brazilian  Real. Our share of the foreign  currency losses in our Brazilian wireless properties reduced net income by $75, or $0.04 per share, for the quarter and $355, or $0.18 per share, for the year. These losses are included in Net Earnings (Losses) of Equity Affiliates. See note G to our consolidated interim financial statements for further discussion of this matter;

 .    The  recognition of certain  foreign  investment  tax credits  generated in prior years, which increased net income by $95, or $0.05 per share; and

 .    The gain on sale of our 100% ownership interest in Honolulu Cellular, which increased net income by $23, or $0.01 per share.

In addition to the third quarter items, the year-to-date 1999 normalized results exclude the impact of an asset impairment loss, which reduced net income by $187, or $0.10 per share. See note F to our consolidated interim financial statements for further discussion of this matter.


Operating Revenues

Operating revenues increased $481 during third quarter 2000 and $1,599 for the year-to-date period. The increase reflects:

 .    growth in our  wireline  communications  operations,  spurred by demand for digital and data services and calling features;

 .    growth from higher  access,  airtime and  equipment  sales in our  domestic wireless operations, driven by a 22.0% expansion in the customer base from third quarter 1999 to third quarter 2000;

 .    higher  revenues from our  international  operations  resulting  from 76.5%
     growth in the customer bases of our current operations from third quarter 1999 to third quarter 2000 and the addition of new international wireless operations in Colombia;

 .    the  addition  of and  growth  in our  international  directory  publishing businesses,  volume growth and price increases in our domestic  advertising
     and   publishing   operations  and  increases  in  revenues  from  domestic
     electronic media offerings; and

 .    growth in new lines of business.

Growth in wireline revenues was partially offset by the effects of rate reductions related to access charge reform and competition in the long distance market. Growth in international revenues attributable to customer growth was partially offset by changes in foreign currency rates and decreases in average monthly revenue per customer, resulting from penetration into lower usage market segments and a growing percentage of customers selecting lower-volume prepaid services. The average monthly revenue per international wireless customer decreased 38.0% for the quarter and 41.8% for the year-to-date period.

Operating Expenses

Total operating expenses increased $218 during third quarter 2000 and $687 during the year-to-date period. Operating expenses for year-to-date 2000 include a $78 severance accrual related to a previously announced plan to reduce our domestic general and administrative staff. Year-to-date 1999 expenses included a $320 charge to write down network equipment in the domestic wireless operations. Excluding these items, total operating expenses increased $929 year-to-date.

Operational and support expenses increased $124 during the quarter and $645 year-to-date as a result of increased spending in the core wireline business for customer service and network support functions, volume-driven increases at our international and domestic wireless businesses and expenses for development and promotion of new business initiatives, including high-speed data and Internet service offerings. Operational and support expenses of our international operations were favorably impacted by the weakening of foreign currencies against the U.S. Dollar. Depreciation and amortization increased $94 for the quarter and $284 for the year-to-date period, primarily as a result of additions of property, plant and equipment to support expansion of our wireline communications and international wireless networks. Also included in the 2000 periods are $56 in expense from our recently acquired properties in Colombia.

Interest expense

Higher interest expense in both the quarterly and year-to-date periods is attributable to higher average long-term debt balances resulting from borrowings associated with the financing of our investments in Colombia and Brazil and increases in interest rates. The increase in the year-to-date period is also attributable to higher average long-term debt balances resulting from the financing of our investment in Qwest.

Gain (loss) on sale of operations

In July 2000, we sold our ownership interests in mobile data operations in Belgium, the Netherlands and the United Kingdom. These sales generated a pre-tax net loss of $14. During third quarter 1999, we recognized a gain of $39 from the sale of our ownership interest in Honolulu Cellular. During second quarter 1999, we recognized a gain of $16 from the sale of a wireless property in Alabama.

Net earnings (losses) of equity affiliates

Earnings from our unconsolidated businesses increased $36 in third quarter 2000 and $398 on a year-to-date comparative basis. The year-to-date 2000 period results include $68 in income related to the restructuring of our ownership interest in our German wireless operations. See note E to our consolidated interim financial statements for further discussion of this matter. The quarter-to-date 1999 period includes $75 and the year-to-date 1999 period includes $355 of foreign exchange losses related to our Brazilian properties. See note G to our consolidated interim financial statements for further discussion of this matter. Excluding the impact of these items, earnings decreased $39 for the quarter-to-date period and $25 for the year-to-date period. These results are addressed in the discussions for the Domestic wireless, International operations and All other segments.

Other income, net
Other income, net includes interest income, gains/losses on disposition of assets, foreign currency gains/losses and miscellaneous nonoperating income. The increase of $20 for the quarter is attributable to higher minority interest income of $57 related to our less-than-100-percent owned subsidiaries and higher interest income of $9. These increases are offset by decreased other non-operational income, primarily gains from cellular property exchanges, and increased foreign currency losses. The year-to-date decrease of $24 is primarily attributable to $70 in higher foreign currency losses and decreased other non-operational income, partially offset by lower minority interest expense.

Provision for income taxes

The provision for income taxes increased $146 quarter-over-quarter and $266 on a year-to-date comparative basis. Our effective tax rate increased from 30.8% in third quarter 1999 to 36.2% in third quarter 2000. Third quarter 1999 results were significantly impacted by the recognition of foreign investment tax credits, partially offset by foreign exchange losses at our Brazilian operations. Excluding these items, our effective rate was 36.8% for third quarter 1999 and 36.2% for third quarter 2000. The decrease in the effective tax rate is due primarily to the recognition of tax incentives and tax benefits generated by the sale of our international wireless data properties.

For the year-to-date period, the effective tax rate was 35.9% compared to 38.0% in 1999. Year-to-date 2000 results were favorably impacted by additional income related to the restructuring of our ownership in our German wireless operations. Year-to-date 1999 results were unfavorably impacted by foreign currency losses recorded at our unconsolidated Brazilian businesses, partially offset by the recognition of foreign investment tax credits in third quarter 1999. Excluding these and other special items, our effective rate was 37.6% for the 1999 year-to-date period and 36.5% for the 2000 year-to-date period. The decrease in the effective rate for the year-to-date period is due to the recognition of tax incentives, tax benefits generated by the sale of our international wireless data properties and more favorable results from equity-method investees, which are recorded net of tax benefits or expense.

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

-------------------------------------------- ------------------------- ----------- ----- -------------------------- -----------
                                                  Third Quarter            %                   Year-to-Date             %
                                             -------------------------                   --------------------------
                                                1999         2000        Change             1999          2000        Change
-------------------------------------------- ------------ ------------ ----------- ----- ------------ ------------- -----------
Results of Operations
Operating revenues:
   Local service                                 $ 2,747       $2,857         4.0             $8,113        $8,540         5.3
   Network access                                  1,200        1,198       (0.2)              3,578         3,706         3.6
   Long distance                                     158          133      (15.8)                461           399      (13.4)
   Other wireline                                    310          370        19.4                845         1,012        19.8
   Intersegment revenues                              66           87        31.8                233           245         5.2
-------------------------------------------- ------------ ------------ ----------- ----- ------------ ------------- -----------
       Total operating revenues                   $4,481       $4,645         3.7            $13,230       $13,902         5.1
-------------------------------------------- ------------ ------------ ----------- ----- ------------ ------------- -----------
Operating expenses                                $3,043       $3,081         1.2            $ 8,989        $9,197         2.3
-------------------------------------------- ------------ ------------ ----------- ----- ------------ ------------- -----------
Operating income                                  $1,438       $1,564         8.8            $ 4,241        $4,705        10.9
-------------------------------------------- ------------ ------------ ----------- ----- ------------ ------------- -----------
Segment net income                                 $ 817         $870         6.5            $ 2,399        $2,641        10.1
-------------------------------------------- ------------ ------------ ----------- ----- ------------ ------------- -----------

-------------------------------------------- ------------ ------------ ----------- ----- ------------ ------------- -----------
Key Indicators
-------------------------------------------- ------------ ------------ ----------- ----- ------------ ------------- -----------
Access line counts (000s):
-------------------------------------------- ------------ ------------ ----------- ----- ------------ ------------- -----------
   Switched access lines:
-------------------------------------------- ------------ ------------ ----------- ----- ------------ ------------- -----------
      Residential                                 16,889       17,228         2.0
-------------------------------------------- ------------ ------------ ----------- ----- ------------ ------------- -----------
      Business                                     7,282        7,165       (1.6)
-------------------------------------------- ------------ ------------ ----------- ----- ------------ ------------- -----------
      Other                                          269          255       (5.2)
-------------------------------------------- ------------ ------------ ----------- ----- ------------ ------------- -----------
   Total switched access lines                    24,440       24,648         0.9
-------------------------------------------- ------------ ------------ ----------- ----- ------------ ------------- -----------
    Access line equivalents (1)                   16,539       26,679        61.3
-------------------------------------------- ------------ ------------ ----------- ----- ------------ ------------- -----------
      Total equivalent access lines               40,979       51,327        25.3
-------------------------------------------- ------------ ------------ ----------- ----- ------------ ------------- -----------

-------------------------------------------- ------------ ------------ ----------- ----- ------------ ------------- -----------
Access minutes of use (millions)                  27,858       28,551         2.5             82,310        86,065         4.6
-------------------------------------------- ------------ ------------ ----------- ----- ------------ ------------- -----------
Long distance messages (millions)                    160          125      (21.9)                505           390      (22.8)
-------------------------------------------- ------------ ------------ ----------- ----- ------------ ------------- -----------
Digital and data services revenues                 $ 667        $ 847        27.0            $ 1,919       $ 2,423        26.3
-------------------------------------------- ------------ ------------ ----------- ----- ------------ ------------- -----------
Calling feature revenues                           $ 491        $ 550        12.0            $ 1,412       $ 1,597        13.1
-------------------------------------------- ------------ ------------ ----------- ----- ------------ ------------- -----------

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

Operating Revenues

Local service
The increases in local service revenues of $110 for third quarter 2000 and $427 for the year-to-date period are attributable to strong demand for digital and data services and calling features and growth in switched access lines.

We ended the third quarter with over 51 million total equivalent access lines, an increase of 25.3% since September 30, 1999. Residential access lines rose 2.0% to 17,228,000, driven by economic growth in our nine-state region as well as demand for secondary residence lines, which accounted for 55.6% of the growth in residential access lines. We added 189,000 secondary residence lines since September 30, 1999, extending the total to over 2.9 million lines and ending the current period with a penetration rate of 20.5%. Business access lines, including both switched access lines and data circuits, grew 42.1%, propelled by expanding demand for our digital and data services. Switched business access lines decreased 1.6% reflecting competition and the continued migration of new and existing business customers to high-capacity data lines.

Revenues from optional calling features such as Caller ID, Call Waiting, Call Return and voicemail service increased $59, or 12.0%, quarter-over-quarter and $185, or 13.1%, on a year-to-date comparative basis. These increases were driven by growth in calling feature usage through our Complete Choice(R) Package, a one-price bundled offering of over 20 services.

Increased penetration of extended local area calling plans also increased local service revenues by approximately $36 compared to third quarter 1999 and $130 compared to the first nine months of 1999.

Network access
Network access revenues remained relatively flat in the third quarter and increased $128 for the first nine months of 2000 when compared to the same 1999 periods. Access minutes of use rose 2.5% to 28,551 million in third quarter 2000 from 27,858 million in third quarter 1999. For the year-to-date period, access minutes of use grew 4.6% to 86,065 million in 2000 from 82,310 million in 1999. Increases in switched access lines and promotional activities by long distance carriers continue to be the primary drivers of the increase in minutes of use. Year-to-date 2000 growth in minutes was also positively impacted by the additional day of activity resulting from the leap year.

The growth rate in total minutes of use continues to be negatively impacted by the trend of business customers migrating from traditional switched circuits to higher capacity data line offerings which are fixed-charge based rather than minute-of-use based. Revenues from these dedicated circuit services grew approximately $99 quarter-over-quarter and $236 year-to-date on a comparative basis as Internet service providers and high-capacity users increased their use of our network. The growth rate in switched minutes of use has also been negatively impacted by competition from competitive local exchange carriers whose traffic completely bypasses our network.

Volume-related growth was largely offset by net rate impacts that decreased revenues by $88 compared to third quarter 1999 and by $221 compared to the first nine months of 1999. These rate reductions are primarily related to the FCC's access reform and productivity factor adjustments. The reductions were partially offset by recoveries of local number portability costs in both 2000 periods.

Long distance
The $25 decrease for the quarter and $62 decrease for the year-to-date period compared to the same 1999 periods are primarily attributable to a 21.9% decrease in long distance message volumes compared to third quarter 1999 and 22.8% compared to the first nine months of 1999. For the year-to-date period, the decrease in revenues attributable to loss of message volumes was offset by a $30 revenue reduction in 1999 for a regulatory ruling related to compensation we received from long distance carriers for interconnection to our public payphones. Also offsetting the decreases were increased revenues from the provision of digital and data services of $13 for the quarter and $27 for the year-to-date period.

Competition and increased penetration of extended local area calling plans continue to have an adverse impact on the number of customers who use our long distance service and ultimately reduce our long distance message volumes and revenues. We believe that competition will continue to adversely impact our customer base, and ultimately our long distance message volumes and revenues, until we are granted full long distance relief under the Telecommunications Act of 1996.

Other wireline and intersegment revenues
Other wireline and intersegment revenues increased 21.5%, from $376 in third quarter 1999 to $457 in third quarter 2000. For the year-to-date period, these revenues increased 16.6%, from $1,078 in 1999 to $1,257 in 2000. Higher revenues of $91 for the quarter and $269 for the year-to-date period, resulting primarily from resale of paging products and services, sales of unbundled network elements, collocation of competing carriers' equipment in our facilities, demand for our Internet access offering, interconnection charges to wireless carriers and proceeds from universal service funds, were offset by decreases in revenues from sales of customer premises equipment. At September 30, 2000 we had 871,000 subscribers to our BellSouth Internet Service(R), an increase of 36.7% compared to the same 1999 period. Increases in intersegment revenues of $21 for the quarter and $12 for the year-to-date period primarily represent increased business activity with our other operating segments.

Operating Expenses

Operational and support expenses
Operational and support expenses decreased $18, or 0.8%, for the third quarter 2000 and increased $50, or 0.8%, for the first nine months of 2000 when compared to the same 1999 periods. The decrease for the quarter was attributable to reductions in discretionary expenses and decreases in costs from sales of customer premises equipment totaling $45. The decrease for the quarter was further affected by $12 of lower pension and benefit costs attributable to favorable pension plan investment returns. These decreases were partially offset by increases in labor costs resulting from additions to network and customer service personnel.

For the year-to-date period, the change was primarily attributable to increases in labor costs and reciprocal compensation expense totaling $150. These increases were partially offset by a $73 reduction in pension and benefit costs attributable to favorable pension plan investment returns. The increase was further offset by reductions in discretionary expenses and decreases in costs from sales of customer premises equipment. Also contributing to these changes were expenses related to new data initiatives, including high-speed Internet access and optical fiber-based broadband services, and promotional expenses related to expanding our Internet customer base.

Depreciation and amortization
Depreciation and amortization expense increased $56, or 6.5%, for third quarter 2000 and $158, or 6.2%, for the first nine months of 2000 when compared to the same 1999 periods. The increases are primarily attributable to amortization of capitalized internally developed software and depreciation resulting from higher levels of net property, plant and equipment.


Domestic Wireless

Domestic wireless is comprised of cellular and personal  communications  service
(PCS) businesses principally within the southeastern U.S.

-------------------------------------------------- ----------------------- ------------ ----- ----------------------- -----------
                                                       Third Quarter            %                  Year-to-Date           %
                                                   -----------------------                    -----------------------
                                                      1999        2000       Change              1999        2000       Change
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------

-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
External revenues                                        $815       $ 942         15.6            $2,355      $2,714        15.2
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Intersegment revenues                                       5           6         20.0                12          14        16.7
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
       Total operating revenues                          $820       $ 948         15.6            $2,367      $2,728        15.3
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Operating expenses                                       $749       $ 773          3.2            $2,107      $2,268         7.6
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Operating income                                         $ 71       $ 175        146.5             $ 260        $460        76.9
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Net earnings (losses) of equity affiliates               $ 36        $ 41         13.9             $ 108        $121        12.0
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Segment net income                                       $ 55       $ 118        114.5             $ 186        $305        64.0
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------

-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Customers (a)                                           4,680       5,711         22.0
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Average monthly revenue per customer (a)                 $ 51        $ 51           --              $ 51        $ 51          --
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------

(a) The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.

Operating Revenues
Total operating revenues grew $128, or 15.6%, quarter-over-quarter and $361, or 15.3%, on a year-to-date basis when compared to the same 1999 periods. This growth is attributable to higher airtime, access and equipment sales revenues driven by a 22.0% increase in the customer base. Customer growth since 1999 has been driven by advertising, enhanced volume pricing strategies such as one-rate plans, rollover minute plans, bundled minutes at lower rates and prepaid calling plans and competitive incentive programs such as discounted wireless handsets. Average monthly usage by customers increased during third quarter 2000 and on a year-to-date basis, and, when combined with the increase in total customers, drove increases in total minutes of use. Average monthly revenue per customer remained relatively flat, due primarily to declines in per-minute rates in response to competition. The declines in average per-minute rates occurred as we expanded our product offering and further penetrated lower-usage market segments. We expect rates to continue decreasing as more customers opt for our one-rate plans and other bundled-minute packages.

We expect competition to continue to intensify and pressure pricing in our markets. We believe this will further stimulate customer growth and demand and continue to increase usage as the overall market is expanded.

Operating Expenses

Operational and support expenses
Operational and support expenses increased $65, or 11.5%, during third quarter 2000 and $193, or 11.8%, on a year-to-date basis when compared to the same 1999 periods. These increases are due to higher customer acquisition costs, higher network costs associated with network usage and costs related to new customer promotions. Higher customer acquisition costs resulted from increases in net customer additions of 125.5% for the quarter and 76.3% for the year-to-date period. Network usage and the related expense have increased as a result of customer and volume growth in established markets.

Depreciation and amortization
Depreciation and amortization decreased $41, or 22.5%, to $141 during third quarter 2000 and decreased $32, or 6.7%, to $443 year-to-date compared to the same 1999 periods. Depreciation expense in 2000 has been favorably impacted by a lower asset base, resulting from our equipment exchange program initiated in June 1999. See note F to our consolidated interim financial statements.

Net Earnings (Losses) of Equity Affiliates

Compared to the same 1999 periods, net earnings (losses) of unconsolidated domestic wireless businesses increased $5, or 13.9%, for the quarter and $13, or 12.0%, for the year-to-date period. Higher earnings at our business in Los Angeles were partially offset by decreases in earnings at other properties.


International Operations

International operations is comprised principally of our investments in wireless businesses in eleven countries in Latin America as well as in Denmark, Germany, India and Israel. Consolidated operations include our businesses in Argentina, Chile, Colombia, Ecuador, Nicaragua, Peru and Venezuela. All other businesses are accounted for under the equity method, and accordingly their results are reported as Net earnings (losses) of equity affiliates.

-------------------------------------------------- ----------------------- ------------ ----- ----------------------- -----------
                                                       Third Quarter            %                  Year-to-Date           %
                                                   -----------------------                    -----------------------
                                                      1999        2000       Change              1999        2000       Change
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------

-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
External revenues                                        $575       $ 709         23.3            $1,701      $2,031        19.4
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Intersegment revenues                                       1          11          N/M                 1          32         N/M
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
       Total operating revenues                          $576       $ 720         25.0            $1,702      $2,063        21.2
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Operating expenses                                       $545       $ 707         29.7            $1,550      $1,994        28.6
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Operating income                                         $ 31         $13       (58.1)             $ 152        $ 69      (54.6)
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Net earnings (losses) of equity affiliates              $ (3)       $(29)          N/M              $  5      $ (41)         N/M
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Segment net income (loss)                                 $ 9       $(68)          N/M              $ 39      $ (72)         N/M
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------

-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Customers (a)                                           3,777       6,668         76.5
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Average monthly revenue per customer (a)                 $ 50        $ 31       (38.0)              $ 55        $ 32      (41.8)
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------

(a) The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.


Operating Revenues

The increases of $144 quarter-over-quarter and $361 year-to-date on a comparative basis are primarily due to substantial growth in the customer bases of our consolidated operations, which collectively have increased 76.5% since September 30, 1999. Also contributing to these increases are the revenues from our new Colombian wireless operations. Partially offsetting the impacts of customer growth is declining monthly revenue per customer resulting from continued expansion into lower-usage customer segments through offerings such as prepaid cellular service and competitive pressures in certain countries. We now offer prepaid cellular products to all of the countries we serve in Latin America. Revenues from our operations in Nicaragua that were consolidated for the first time in first quarter 2000 contributed $12 to the increase in third quarter 2000 and $34 to the increase for 2000 year-to-date.

A stronger U.S. Dollar against foreign currencies has had a negative impact on reported revenues. Absent changes in foreign currency exchange rates, reported revenues would have increased $212 for the quarter and $602 for the year-to-date period.

Operating Expenses

Operational and support expenses
For the 2000 periods, these expenses increased $108 compared to third quarter 1999 and $349 compared to the first nine months of 1999. These increases are primarily the result of operational and customer acquisition costs associated with growth in customer levels and expanded operations. Also contributing to these increases are the expenses from our new Colombian wireless operations. Since September 30, 1999, our existing operations have added almost 2.0 million customers in Argentina, Chile and Venezuela. We have also added 900,000 customers through the acquisition and development of businesses in Colombia, Ecuador, Nicaragua and Peru.

Operational and support expenses denominated in local currencies were favorably impacted by the weakening of foreign currencies against the U.S. Dollar. Absent changes in foreign currency exchange rates, reported operational and support expenses would have increased $144 for the quarter and $497 for the year-to-date period.




Depreciation and amortization
Depreciation expense increased $27 quarter-over-quarter and $58 on a year-to-date comparative basis primarily due to higher gross depreciable plant resulting from the continued investment in our wireless network infrastructure. Amortization expense increased $27 quarter-over-quarter and $37 on a year-to-date comparative basis as a result of growth in intangibles related to our purchase of additional ownership interests in several Latin American operations.

Net Earnings (Losses) of Equity Affiliates

Net earnings (losses) from our international equity affiliates decreased $26 to $(29) in third quarter 2000 and $46 to $(41) during the first nine months of 2000. The decline in earnings from our unconsolidated international businesses is due to lower operating results from our investments in Brazil and Germany. Both of these businesses experienced significant increases in operational and customer acquisition costs resulting from substantial growth in their customer bases. In addition, the impact of foreign currency fluctuations in Brazil for third quarter 2000 was a loss of $1 and year-to-date 2000 was a loss of $35.

Advertising and Publishing

Our advertising and publishing segment is comprised of companies in the U.S. and Latin America that publish, print, sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic product offerings.

-------------------------------------------------- ----------------------- ------------ ----- ----------------------- -----------
                                                       Third Quarter            %                  Year-to-Date           %
                                                   -----------------------                    -----------------------
                                                      1999        2000       Change              1999        2000       Change
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------

-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
External revenues                                        $540        $587          8.7            $1,290      $1,422        10.2
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Intersegment revenues                                       2           6          N/M                 8          17         N/M
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
       Total operating revenues                          $542        $593          9.4            $1,298      $1,439        10.9
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Operating expenses                                       $283        $295          4.2             $ 737       $ 797         8.1
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Operating income                                         $259        $298         15.1             $ 561       $ 642        14.4
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Net earnings (losses) of equity affiliates                $ 1       $ (2)          N/M             $ (4)        $  2         N/M
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Segment net income                                       $160        $181         13.1             $ 342       $ 396        15.8
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------

Operating Results

External revenues increased $47 for third quarter 2000 and $132 for year-to-date 2000 when compared to the same 1999 periods. These increases are principally a result of growth in revenues at our directory publishing operations in Peru and Brazil totaling $17 for third quarter and $61 for the year-to-date period. The growth is also attributable to volume growth and price increases in the domestic operations, offset by the effects of shifts in directory production schedules. Adjusted for book shifts, external revenues for this segment would have increased by approximately 9.4% for the quarter and 10.7% for the year-to-date period. Also contributing are increases of $9 for the quarter and $29 for the year-to-date period in the revenues from our domestic electronic media offerings.

Operational and support expenses increased $13 for third quarter 2000 and $55 for year-to-date 2000 when compared to the same 1999 periods. These increases are primarily due to growth at our operations in Peru and Brazil totaling $7 for the quarter and $62 for the year-to-date period. Also contributing to the increases are costs of $8 for the quarter and $19 for the year-to-date period associated with growth in electronic media offerings. These increases were offset by lower costs of $2 for the quarter and $27 for the year-to-date period in the domestic directory businesses due to the shift in directory production schedules. Depreciation and amortization remained relatively flat during third quarter 2000 and increased $5 on a year-to-date comparative basis due to the new international publishing operations.

Net earnings (losses) of equity affiliates includes the results of our investment in a Brazilian directory publisher.


All other

-------------------------------------------------- ----------------------- ------------ ----- ----------------------- -----------
                                                       Third Quarter            %                  Year-to-Date           %
                                                   -----------------------                    -----------------------
                                                      1999        2000       Change              1999        2000       Change
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------

-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
External revenues                                        $ 77       $ 107         39.0              $200       $ 318        59.0
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Intersegment revenues                                     102         115         12.7               264         309        17.0
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
       Total operating revenues                         $ 179       $ 222         24.0              $464       $ 627        35.1
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Operating expenses                                      $ 251       $ 290         15.5              $688       $ 824        19.8
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Operating loss                                          $(72)       $(68)          5.6            $(224)      $(197)        12.1
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Net earnings (losses) of equity affiliates                $ 3        $(3)          N/M              $  3       $ (4)         N/M
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------
Segment net loss                                        $(39)       $(45)       (15.4)            $(155)     $ (144)         7.1
-------------------------------------------------- ----------- ----------- ------------ ----- ----------- ----------- -----------


Operating Results

External revenues increased $30 for third quarter 2000 and $118 on a year-to-date comparative basis, primarily driven by growth in revenues of $11 for the quarter and $55 for the year from the resale of long distance services in markets outside of our wireline region, $4 for the quarter and $22 for the year from interactive paging services and $5 for the quarter and $20 for the year from wireless television offerings.

Operating expenses reflect increased spending associated with new product and/or market introductions in all of these businesses. Higher headcount associated with customer support and installation functions also contributed to the increase in operational and support expenses of $26 for the quarter and $99 for the year-to-date period. Depreciation and amortization has increased $13 on a quarter-over-quarter basis and $37 on a year-to-date basis reflecting our
continuing   investment  of  resources  associated  with  the  growth  of  these businesses.


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

Net cash provided by (used for):
---------------------------------------------------------------------------
                        Year-to-Date  Year-to-Date
                            1999          2000             Change
                       ----------------------------------------------------

Operating activities...    $ 6,471      $ 6,672        $ 201       3.1%
Investing activities...   $(8,254)      $(7,150)      $1,104       13.4
Financing activities...    $ (342)       $ 367         $ 709        N/M

---------------------------------------------------------------------------

Net cash provided by operating activities
The increase in cash from operations between 1999 and 2000 primarily reflects better working capital management and higher net income from operations due to strong revenue growth. Operating cash flows also include cash proceeds of $92 for the 2000 period and $604 for the 1999 period associated with the sublease of wireless communications towers to Crown Castle International.

Net cash used in investing activities
During the first nine months of 2000, we invested $4.9 billion for capital expenditures to support our wireline and wireless networks, to promote the introduction of new products and services and increase operating efficiency and productivity. Significant investments are also being made to support deployment of high-speed Internet access and optical fiber-based broadband services.
Included  in  these   expenditures   for  the  first  nine  months  of  2000  is
approximately $524 in costs related to the purchase and development of internal-use software.

Also during the first nine months of 2000, we have paid approximately $1.8 billion to acquire new or additional interests in our domestic and international wireless businesses. Included in this amount is $299 for our investment in Celumovil (Colombia), $414 for the purchase of Cocelco (Colombia), $885 to buy out our partners in the Carolinas DCS partnerships, and $240 for our investment in Tele Centro Oeste (Brazil).

In addition to amounts paid for purchases, we advanced approximately $412 to our partner in our German wireless operations which was used toward the purchase of new third generation wireless licenses from the German government.

We funded these activities through the issuance of new debt, including commercial paper and short term loans with banks.

Net cash provided (used) in financing activities
During first quarter 2000, we issued $2 billion of long-term debt. The proceeds of $1,974 from this issuance were used to retire commercial paper borrowings.

Our debt to total capitalization ratio was 54.8% at September 30, 2000 compared to 53.1% at December 31, 1999. The change is primarily a function of increases in short-term debt driven by borrowings to finance acquisitions of new and additional interests in wireless businesses and other investing activities.

At November 1, 2000, we had shelf registration statements on file with the SEC under which $2.7 billion of debt securities could be publicly offered.

We repurchase our common stock from time to time when we consider it attractive to do so based on stock prices. Reacquired shares are held as treasury shares pending reissuance in employee benefit plans and for other purposes.


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

Our intrastate prices are regulated under price regulation plans provided by statute or approved by state public service commissions. Some plans are subject to periodic review and may require renewal. The commissions reviewing these plans may require price reductions and other concessions from us as conditions to approving these plans.

In July 2000, the Kentucky Public Service Commission approved a new price regulation plan. The new plan eliminates the 4% productivity factor contained in the previous plan in return for the company's commitment to bring high speed access services to certain rural areas. The level of company investment in rural high speed access services is under review at the Commission. The plan also permits the company to rebalance rates in a manner that will align residential rates more closely to the cost of providing such service.

In July 2000, the Florida Public Service Commission commenced a proceeding to determine whether we violated certain Commission rules regarding service quality. Hearings originally scheduled for November 2000 are being moved to the first half of 2001. Also in July 2000, the Commission determined that our change in 1999 from a late charge based on a percentage of the amounts overdue to a flat rate fee plus an interest charge violated the Florida price regulation statute and voted that certain monies should be refunded. We protested the decision, and hearings are scheduled for late 2001.

In October 2000, the Georgia Public Service Commission orally voted to approve, with certain modifications, the Commission Staff's Recommendation with respect to new company performance measures. These new performance measures will be used as one means to assess our wholesale service quality to competitive local exchange carriers. In its written decision, which has not been received, the Commission is expected to adopt additional performance measurements that will apply to our performance to our wholesale competitive local exchange carrier customers. In addition, the Commission will adopt a Self Enforcement Plan. The Enforcement Plan consists of three tiers. Under tier 1, we will be required to pay remedial sums to individual competitive local exchange carriers if we fail to meet certain performance criteria set by the Commission. Under tier 2, we will pay additional sums directly to the State Treasury for failing to meet certain performance metrics. Under tier 3, if we fail to meet certain performance criteria, then we will suspend additional marketing and sales of long distance services allowed by the Telecommunications Act of 1996. Our annual liability under the Plan will be capped at 44% of net revenues in Georgia. The decision also adopts other remedial measures for the filing of late or incomplete performance reports, and a market penetration adjustment for new and advanced services, which increases the amount of the payments where low volumes of advanced or nascent services are involved. It is anticipated that the Commission's written decision will be entered before year end. The Enforcement Plan will go into effect 45 days after the Commission enters an order. When the written decision is entered, we will have the opportunity to seek reconsideration of the order, as necessary.

We are currently conducting third-party tests of our operations support systems in Georgia and Florida and expect to file our Georgia long distance application with the FCC when testing and verification of our performance data are complete and all other legal requirements have been met. We do not know if the FCC will require further changes in our interconnection and network element offerings and operations support systems before it will approve our petition. These changes could result in significant additional expenses and delays in obtaining full long-distance relief in these states.

In July 2000, the U.S. Court of Appeals for the Eighth Circuit vacated the FCC methodology for pricing unbundled network elements and the methodology for determining wholesale rates for retail services. The order also affirmed the previous decision of the Eighth Circuit that vacated FCC rules that required incumbent carriers to combine previously uncombined elements for requesting carriers. The United States Supreme Court has been asked to review the decision of the Eighth Circuit.

With respect to federal access charges, FCC policies strongly favor access reform, whereby the historical subsidy for local service that is contained in network access charges paid by long distance carriers is eliminated. In May 2000, the FCC implemented a comprehensive reform package that adjusted its price cap, access charge and universal service rules for those price cap local exchange carriers electing to adopt the new rules. The new rules are designed to result in lower consumer prices for long distance service by reforming the way in which access costs are recovered. The new rules, which we adopted during June 2000, reduced the access charges paid to us by other carriers, and at the same time authorized an increase to the subscriber line charges paid by residential and single-line business customers. The new rules also allow us to increase the subscriber line charges each year through 2003, although any increase which we request after July 2001 is subject to a cost review. We estimate that these modifications will result in interstate price decreases of approximately $270 on an annual basis.

We are involved in numerous legal proceedings associated with state and federal regulatory matters, the disposition of which could materially impact our operating results and prospects. See note O to our consolidated interim financial statements.

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

The impact of a devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Our ability to raise prices is limited in many instances by government regulation of tariff rates and competitive constraints. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business.

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


New Accounting Pronouncements

See note B to our consolidated interim financial statements.


Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

See the caption labeled "Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.


-----------------------------------------------------------------------------
Cautionary Language Concerning Forward-Looking Statements
-----------------------------------------------------------------------------

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

 .    a decrease in the growth rate of demand for the services which we offer;

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


-----------------------------------------------------------------------------
PART II -- OTHER INFORMATION
-----------------------------------------------------------------------------

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

     11   Computation of Earnings Per Common Share.

     12   Computation of Ratio of Earnings to Fixed Charges.

     27   Financial Data Schedule as of September 30, 2000.



(b) Reports on Form 8-K:

 Date of Event             Subject

July 20, 2000              BellSouth 2Q00 Earnings Release

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                           BELLSOUTH CORPORATION

                                                   By    /s/  W. Patrick Shannon
                                                              W. PATRICK SHANNON
                            Vice President - Finance and Supply Chain Management
                                                  (Principal Accounting Officer)



November 3, 2000

                                EXHIBIT INDEX

     Exhibit
     Number

     11           Computation of Earnings Per Common Share.

     12           Computation of Ratio of Earnings to Fixed Charges.

     27           Financial Data Schedule as of September 30, 2000.