Form 10-K
period 2000-12-31
BELLSOUTH CORP
filed 2001-03-02
CIK 732713

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/x/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from                to

COMMISSION FILE NUMBER 1-8607

BELLSOUTH CORPORATION

A GEORGIA CORPORATION	I.R.S. EMPLOYER NO. 58-1533433

1155 Peachtree Street, N.E., Room 15G03, Atlanta, Georgia 30309-3610
Telephone number 404 249-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS See Attachment.	NAME OF EACH EXCHANGE ON WHICH REGISTERED See Attachment.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

    None.

At February 1, 2001, 1,872,466,828 shares of Common Stock and Preferred Stock Purchase Rights were outstanding.

At February 1, 2001, the aggregate market value of the voting stock held by nonaffiliates was $78,905,752,132.

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
Yes /x/ No / /

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement dated March 13, 2001, issued in connection with the 2001 annual meeting of shareholders (Part III).

ATTACHMENT

Title of Each Class	Name Of Each Exchange On Which Registered
Common Stock (par value $1 per share) and Preferred Stock Purchase Rights	New York, Boston, Chicago, Pacific and Philadelphia Stock Exchanges
Support Obligations for Debt Securities:	New York Stock Exchange
Issued by BellSouth Capital Funding Corporation 7.12% Debentures due 2097 7 3/8% Quarterly Interest Bonds due 2039

Issued by Southern Bell Telephone and Telegraph Company
Thirty-Nine Year 4 3/8% Debentures, due April 1, 2001
Forty Year 4 3/8% Debentures, due August 1, 2003
Thirty-Eight Year 6% Debentures, due October 1, 2004

Issued by BellSouth Telecommunications, Inc.
Forty Year 8 1/4% Debentures, due July 1, 2032
Forty Year 7 7/8% Debentures, due August 1, 2032
Forty Year 7 1/2% Debentures, due June 15, 2033
Fifteen Year 5 7/8% Debentures, due January 15, 2009
Forty Year 6 3/4% Debentures, due October 15, 2033
Forty Year 7 5/8% Debentures, due May 15, 2035
Thirty Year 7% Debentures, due October 1, 2025
Fifty Year 5.85% Debentures, due November 15, 2045
One Hundred Year 7% Debentures, due December 1, 2095
Twenty Year 6.30% Amortizing Debentures, due December 15, 2015
Principal Amount of One Hundred Year 6.65%
 Zero-To-Full Debentures, due December 15, 2095
Twelve Year 7% Notes, due February 1, 2005
Ten Year 6 1/4% Notes, due May 15, 2003
Eleven Year 6 3/8% Notes, due June 15, 2004
Ten Year 6 1/2% Notes, due June 15, 2005
6% Reset Put Securities, due June 15, 2012
Thirty Year 6 3/8% Debentures, due June 1, 2028

PART III
10. Directors and Executive Officers of the Registrant	76
11. Executive Compensation	76
12. Security Ownership of Certain Beneficial Owners and Management	76
13. Certain Relationships and Related Transactions	76
PART IV
14. Exhibits, Financial Statement Schedules and Reports on Form 8-K	76
Signatures	80
Consent of Independent Accountants	81

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

There are possible developments that could cause our actual results to differ materially from those forecast or implied in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which are current only as of the date of this filing. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

While the below list of cautionary statements is not exhaustive, some factors that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

  •
  a change in economic conditions in domestic or international markets where we operate or have material investments which would affect demand for our services;

  •
  significant deterioration in foreign currencies relative to the U.S. dollar in foreign countries in which we operate;

  •
  changes in U.S. or foreign laws or regulations, or in their interpretation, which could result in the loss, or reduction in value, of our licenses, concessions or markets, or in an increase in competition, compliance costs or capital expenditures;

  •
  a decrease in the growth rate of demand for the services which we offer;

  •
  the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;

  •
  protracted delay in our entry into the interLATA long distance market;

  •
  higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;

  •
  unanticipated higher capital spending from, or delays in, the deployment of new technologies; and

  •
  the impact of the wireless joint venture with SBC Communications, known as Cingular Wireless, including marketing and product development efforts and financial capacity.

BUSINESS

GENERAL

In this document, BellSouth Corporation and its subsidiaries are referred to as "we" or "BellSouth".

We are a Fortune 100 communications services company providing voice and data services to more than 44 million customers in the United States and 16 other countries. We provide an array of broadband data and e-commerce solutions to business customers, including Web hosting and other Internet services. In the residential market, we offer DSL high-speed Internet access, advanced voice features and other services. We also provide online and directory advertising services, including BellSouth® Real PagesSM.com. We own 40 percent of Cingular Wireless (Cingular), the nation's second largest wireless company, which provides wireless data and voice services. With one of the largest shareholder bases in America, we have assets of approximately $51 billion and employ approximately 104,000 individuals. Our principal executive offices are located at 1155 Peachtree Street, N.E., Atlanta, Georgia 30309-3610 (telephone number 404 249-2000). We are incorporated under the laws of the State of Georgia.

We were incorporated and became a publicly traded company in December 1983 as a result of the breakup of the Bell System. The breakup also created several other local exchange companies, which are referred to as Baby Bells in this document. From 1983 through 1996, the services which we and the other Baby Bells could offer were governed by the settlement terms of the antitrust suit which led to the breakup of the Bell System. Under the terms of that settlement, we could provide local exchange, network access, information access and long distance telecommunications services within assigned geographical territories, termed Local Access and Transport Areas (LATAs). Although prohibited from providing wireline service between LATAs, we were allowed to provide network access services that linked our customers' telephone or other equipment in one of our LATAs to the transmission facilities of other, nonaffiliated carriers, which provided telecommunications services between LATAs.

The Telecommunications Act of 1996 supersedes the governing terms of the 1983 settlement and provides for the development of competition in local telecommunications markets and the conditions under which the Baby Bells can provide interLATA wireline telecommunications and other services. Our ability to enter businesses previously proscribed to us by the terms of the 1983 settlement is, however, subject to compliance with the Telecommunications Act of 1996 and the regulations of the Federal Communications Commission (FCC).

We are subject to increasing competition in all areas of our business. Regulatory, legislative and judicial actions and technological developments have expanded the types of available services and products and the number of companies that may offer them. Increasingly, this competition is from large companies and joint ventures that have substantial capital, technological and marketing resources and are subject to fewer regulatory constraints.

We have three major asset groupings that are the focus of our business. Those groupings, and our key strategies for those groupings are listed below:

WIRELINE COMMUNICATIONS. Grow by solidifying our company as the leading choice of customers for an expanding array of voice, data, Internet and advertising services, and meeting their national needs through organic expansion and teaming arrangements with other companies.

DOMESTIC WIRELESS. Through our investment in Cingular, grow the domestic wireless business profitably by capitalizing on nationwide coverage to obtain new customers, developing new plans and services to retain all customers, and controlling costs through both economies of scale and streamlining of business processes.

INTERNATIONAL. In Latin America, become the leading wireless communications provider by expanding and diversifying our existing operations and investing in new businesses in areas with significant potential for market growth. In Europe and Asia, maximize the value of our investments in existing operations.

See note K to our consolidated financial statements for financial data on each of our segments.

WIRELINE COMMUNICATIONS

BUSINESS OPERATIONS

GENERAL

Through our BellSouth Telecommunications, Inc. (BST) subsidiary, we are the predominant telephone service provider in the southeastern U.S. serving substantial portions of the population within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. We provide wireline communications services, including local exchange, network access and intraLATA long distance services. Wireline communications operations generated 71% of our total operating revenues for 1998 and 69% for 1999 and 2000.

While we provide telephone service to the majority of the metropolitan areas in our region, there are many localities and sizable geographic areas within the region that are served by nonaffiliated telecommunications carriers. In addition, there is increasing competition for business customers and residential customers within our territory from other telecommunications carriers, including cable television operators.

Our business strategy is to grow by solidifying BellSouth as the leading choice of customers for an expanding array of voice, data and Internet services through BST and other BellSouth subsidiaries and to meet our customers' national needs through organic expansion and teaming arrangements with other companies. Our customers are increasingly demanding bundled offerings of services, and we seek to offer a wide array of services consisting of combinations and prices responsive to our customers' needs.

We have organized our marketing efforts to parallel our four major customer bases: consumer, small business, large business and interconnection services.

  Consumer. This unit serves the largest segment of the market within our region, the residential customer. While traditional telephone service remains the core of this market, customer demands are rapidly broadening to include an expanded range of standard services, from convenience features such as caller ID, call forwarding and voice mail, to secondary lines, dial-up access to the Internet, high-speed digital subscriber lines and video services.

  Small Business. This unit focuses on providing, in addition to traditional voice services, advanced voice, data, Internet and networking solutions to small and medium-sized businesses. It offers a full selection of standard and customized communications services to this market.

  Large Business. This unit provides a wide range of standard and highly specialized services and products to large and complex business customers. In addition to traditional voice services, product and service offerings to these customers include Internet access, private networks, high-speed data transmission, conferencing and industry-specific communications arrangements.

  Interconnection Services. This unit provides interconnection to our network and other related wholesale services to telecommunications carriers for use in providing services to their customers. Other services provided to these carriers include voice and data, as well as advanced products and transport services. The unit provides services to both affiliated and nonaffiliated customers in six different carrier markets:

  •
  wireless service providers,
  •
  competitive local exchange carriers,
  •
  competitive switched and special access providers,
  •
  long distance carriers,
  •
  information service providers and
  •
  public payphone service providers.

LOCAL SERVICE

Local service operations provide lines from our exchange offices to customers' premises for the origination and termination of telecommunications, including the following:

  •
  basic dial-tone local telephone service provided through the regular switched network;
  •
  dedicated private line facilities for voice and special services, such as transport of data and video;

  •
  switching services for customers' internal communications through our facilities;
  •
  services for data communications, which include managing and configuring special service networks; and
  •
  dedicated low- or high-capacity public or private digital networks.

We also offer various standard convenience features, such as caller ID, call waiting, call return and 3-way calling on a monthly subscription or per-use basis. Additional local service revenues are derived from charges for inside wire maintenance contracts, voice messaging services, directory assistance and public payphone services.

We currently offer local payphone services through a subsidiary of BST. We plan to sell or take out of service all of our 143,000 public payphones by the end of 2002. We expect that any charge that we may take with respect to exiting this business will not be material.

NETWORK ACCESS

We provide network access and interconnection services by connecting the equipment and facilities of our subscribers with the communications networks of long distance carriers, competitive local exchange carriers, competitive switched and special access providers, and wireless providers, including Cingular. These connections are provided by linking these carriers and subscribers to our public switched network through dedicated services and facilities. As a result of access reform, the revenues which we derive from these services has diminished over the past several years. See "Regulation—Network Access" for a discussion of this matter.

LONG DISTANCE

We provide limited long distance services within, but not between, areas within our local service territory that were defined at the time the Bell System was broken up in 1984. These services include:

  •
  service beyond the local calling area,
  •
  Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand, and
  •
  special services, such as transport of data and video.

Revenues from these services have decreased as competition for customers has intensified and as more customers have subscribed to our wider local area calling plans. We expect that long distance revenues will continue declining until we receive permission from the FCC to provide full long distance services.

The Telecommunications Act of 1996 restricts Baby Bell companies from providing full long distance wireline communications in their original service areas or regions, and establishes procedures for the removal of restrictions. We and other companies subject to these restrictions—Verizon Communications, which resulted from the merger of GTE Corporation and Bell Atlantic; SBC Communications; and Qwest Communications International, which merged with US West—may apply to the FCC on a state-by-state basis to offer full long distance wireline service in our respective regions. The FCC must act on each application within 90 days. The FCC must grant the application if it determines, among other things, that the applicant has:

  •
  Met a competitive checklist establishing that it has opened its network to competitive carriers; and
  •
  Shown:
  •
  The presence of a facilities-based competitor offering both residential and business local services; or
  •
  If there is no such competitor, a statement that has been approved or permitted to take effect by state regulatory authorities of the terms under which the company would be willing to interconnect with a competitive local exchange carrier; and
  •
  Its application is consistent with the public interest.

The FCC is required to consult with state regulatory authorities and the U.S. Department of Justice when reviewing an application.

We believe that, in order to remain competitive, we must aggressively pursue a corporate strategy of expanding service offerings beyond our traditional businesses and markets. These offerings include local and full long distance wireline voice, information and data communications. We plan to begin offering full long distance wireline service in each of our southeastern states as soon as the FCC approves our application for each state.

Between December 1999 and January 2001, the FCC has approved Verizon Communications' request to provide full long distance wireline service in New York and SBC Communications' application to provide full long distance services in Kansas, Oklahoma and Texas. We are currently conducting third-party tests of our operating support systems in Georgia and Florida and expect to submit to the FCC applications to offer full long distance wireline service in Georgia, Florida and our other states when testing and verification of our performance data are complete.

We have a three-pronged approach to gain full long distance relief under the Telecommunications Act of 1996:

  •
  Continue to modify our facilities and operation support systems to facilitate competition and aggressively seek approvals from the FCC and state commissions;
  •
  Seek judicial review of adverse decisions that we believe to be erroneous; and
  •
  Participate in actions by Congress to urge the FCC to implement the Telecommunications Act of 1996 in a timely fashion.

Because of the scrutiny of applications by the state commissions, the FCC and the Justice Department, the time required to obtain judicial review of adverse decisions and the possible challenges by other carriers of any approved applications, it is uncertain when we will be authorized to commence full long distance service over our wireline network.

In April 1999, we bought a $3.5 billion equity stake in Qwest Communications and formed a strategic commercial relationship with it to facilitate the offering of a full set of integrated digital data, image and voice communications services to our business customers. Under the agreement, we immediately began the coordinated marketing of our respective services, with Qwest offering its full portfolio of long distance, data networking, Internet and voice services. Once we are allowed to provide full long distance wireline service, Qwest and BellSouth have agreed to jointly develop and deliver a comprehensive set of end-to-end high-speed data, image and voice communications services to business customers, with an emphasis on broadband and Internet-based services. In January 2001, we sold back to Qwest $1 billion of its stock, and agreed to buy $250 million worth of Qwest's services over the next five years and to use other Qwest shares to pay for those services over four years. Our stake in Qwest is currently about 3.1% of the company.

DIGITAL AND DATA

A key component in our growth in local service and network access revenues is the provision of digital and data services to all of our customer groups. These services and products are provided primarily over non-switched access lines that typically have significantly greater capacity per line than a traditional switched access line. These lines are well suited for high-capacity applications that previously could not be provided over traditional switched access lines. Uses of these lines include bulk data transmission, video conferencing, automated teller machines, or ATMs, check/credit card authentication, multimedia and interconnection with wireless networks.

During 2000, data telecommunications represented approximately two-thirds of the traffic on our wireline network, and we believe that the amount of our business derived from data will continue to increase. To capitalize on the transition from voice to data, we will have to expand significantly our capabilities in the data communications market. We have continuously updated our network with new advances in digital technology. Our deployment of broadband services and upgraded systems enables us to provide high-speed Internet access and entertainment services. These services also utilize new technologies that provide for the simultaneous, high-speed transport of voice, data, still images and video.

A key part of our data strategy is the offering of dial-up and dedicated Internet and intranet connections to consumers and businesses. This service is deployed on local Internet protocol networks across the southeastern U.S., whereby customers have access to a variety of public-switched and dedicated networking capabilities to meet their data communications, electronic commerce, web design and hosting and customer network management needs. We provided Internet services to approximately 1,000,000 customers at December 31, 2000.

Over the last several years, the demand for high-speed access to the Internet has increased substantially. Although fiber optics in our core network is well suited to provide high-speed access, the traditional switched access lines which connect many businesses and most residences to our network are not capable, in their original state, of delivering high speed access. In response, we have deployed digital subscriber line (DSL) products which enhance the existing switched lines and provide Internet access speeds up to 1.5 Megabits per second, up to 30 times faster than today's fastest dial-up modems. We offer these DSL products to other carriers and to Internet service providers who use these products to provide Internet services to their customers. We also offer Internet access services using these DSL products directly to our customers in 46 markets under the name FastAccess® service. We offer our FastAccess customers a self-install kit for these products, and about 75% of all installations successfully utilize the self-install option.

We have approximately 10.3 million access lines qualified to offer DSL and ended 2000 with 215,000 customers served over our DSL facilities. We plan to increase our coverage to approximately 16.0 million qualified access lines and the total customers served over our DSL facilities to 600,000 by the end of 2001.

For over a decade, fiber optics has been our choice of technology as we have upgraded our core network to meet the demand for data, and over 90% of our customers are within 12,000 feet of fiber optic cables. Since 1995, we have outfitted new housing developments totaling nearly 500,000 homes with fiber systems. Of these, some 200,000 will have access to high-speed Internet and video services provided by an integrated fiber architecture, which we began deploying in Atlanta and south Florida during 1999. Integrated fiber also enables the delivery of 160 channels of digital entertainment in Atlanta and south Florida.

Data communications provided over wireline facilities are generally subject to the same laws and regulations as fixed line voice communications. As a result, under current FCC interpretations, we are generally prohibited from providing full long distance data telecommunications services. While our commercial relationships with companies such as Qwest provide our customers with alternative access to full long distance services, we believe that our entry into the long distance business remains critical to our successfully competing in the data services business.

OTHER WIRELINE

Other wireline revenues are comprised primarily of charges for billing and collection services for long distance carriers, provision of separate network elements to competitors, collocation of competitors' equipment in our facilities, enhanced white pages listings, customer premises equipment sales and maintenance services. Beginning in fiscal 2000, other wireline also includes amounts received from the universal service fund for support of high-cost areas.

REGULATION

FEDERAL REGULATORY MATTERS

Network Access

The FCC regulates rates and other aspects of carriers' provision of interstate telecommunications services. State regulatory commissions have jurisdiction over carriers' provision of intrastate telecommunications services on their networks.

Historically, network access charges paid by other carriers were set at levels that subsidized the cost of providing local residential service. The Telecommunications Act of 1996 requires that the FCC identify and remove the historical implicit local service subsidy from network access rates, arrange for a universal service fund to ensure the continuation of service to high-cost, low-income service areas and develop the arrangements for payments into that fund by all carriers.

Price Regulation

The FCC regulates interstate prices using a price regulation plan, which is known as a "price cap" plan. The FCC's price cap plan limits aggregate price changes to the rate of inflation, minus a productivity offset, plus or minus other cost changes recognized by the FCC. In May 1997, the FCC adopted orders regarding revisions to the price cap plan, access charge reform and the establishment of the universal service fund. The orders on the price cap plan and access charge reform resulted in access rate reductions related to per-minute-of-use charges and increases to per-line charges. We have been pricing our services based on a 6.5% productivity factor, which means that price increases could only occur to the extent that the gross domestic product price index of the U.S. increased by greater than 6.5% over an annual period. If the Index increases by less than 6.5%, we would reduce prices. Interstate prices have been decreasing over the last few years as a result of low inflation in the U.S. economy.

In May 1999, the U.S. Court of Appeals for the District of Columbia Circuit overturned the FCC's order establishing the 6.5% productivity factor and remanded the matter to the FCC. In November 1999, the FCC initiated a rulemaking proceeding to review the 6.5% productivity factor. Any increase in this factor could result in reductions of network access charges paid to BellSouth by other carriers, subscribers or both.

Access Charge Reform

Federal policies being implemented by the FCC strongly favor access reform, whereby the historical subsidy for local service that is contained in network access charges paid by long distance carriers is eliminated. Unless permanent compensatory changes are adopted, such as universal service fund contribution mandates, our revenues from this source could be at risk. In addition, other aspects of access charge regulation and universal service fund contribution requirements that are applicable to local exchange telephone companies are also under consideration and could result in increased expense levels or reduced revenues.

In May 2000, the FCC released an order designed to result in lower consumer prices for long distance service by reforming the way in which access costs are recovered. The order applies to all local exchange carriers operating under price caps, and as such covers BellSouth. The order sets the productivity factor equal to inflation for services that meet price targets as specified in the order. Although the order reduces the access charges paid to BellSouth by other carriers, we are able to increase subscriber line charges paid by residential and single-line business customers each year through 2003. Any increases which we request after July 2001 are subject to a cost review. During 2000, we filed tariff modifications implementing the order. These modifications will result in interstate price decreases of approximately $274 million from July 2000 until June 2001.

Pricing Flexibility

In August 1999, the FCC released an order regarding pricing flexibility for certain interstate services. Under these new rules, local exchange carriers operating under price caps can obtain pricing flexibility relief on a Metropolitan Statistical Area (MSA) basis for switched access and special access services once the carrier demonstrates that certain competitive triggers have been satisfied, as established in the order. Phase I relief includes the ability to offer volume and term discounts and contract tariffs on one day's notice. Phase II relief includes the removal of services from all price regulation, including price cap regulation and access rate regulation.

In August 2000, we filed a pricing flexibility petition for special access and dedicated transport services seeking Phase I and Phase II relief in up to 39 MSAs. In December 2000, the FCC granted our petition. In August 2000, we also filed a pricing flexibility petition for switched access services seeking Phase I relief in 10 MSAs. In February 2001, the FCC granted our request for Phase I relief in 8 of the 10 MSAs.

Universal Service

The FCC's universal service order established funding mechanisms for high-cost and low-income service areas. We began contributing to the new funds in 1998 and, as provided for in the order, are recovering our contributions through increased interstate charges to retail end users.

The FCC's universal service mechanism for non-rural carriers serving high-cost areas is designed to ensure that customers in those areas receive telephone service at affordable rates. We began receiving support for service to residents in Alabama, Kentucky, Mississippi and South Carolina in January 2000.

The universal service order also established significant discounts to be provided to eligible schools and libraries for all telecommunications services, internal connections and Internet access. It also established support for rural health care providers so that they may pay rates comparable to those that urban health care providers pay for similar services. Industry-wide annual costs of the program, estimated at approximately $2.3 billion, are to be funded out of the universal service fund. Local and long distance carriers' contributions to the education and health care funds are assessed by the fund administrator on the basis of the carriers' interstate end-user revenues.

STATE REGULATORY MATTERS

We are subject to regulation of our local and limited long distance services by a state authority in each state where we provide intrastate telecommunications services. Such regulation covers prices, services, competition and other issues.

Price Regulation

We currently operate under price regulation plans in all states in our wireline territory. Under these plans, the state regulatory commissions or state legislatures have established maximum prices that can be charged for certain telecommunications services. While such plans limit the amount of increases in prices for specified services, they enhance our ability to adjust prices and service options to respond more effectively to changing market conditions and competition. Price regulation also provides an opportunity to benefit more fully from productivity enhancements. The majority of these plans have limitations on raising prices for basic local exchange services during the early years with provisions for inflation-based price increases in later years.

While some plans are not subject to either review or renewal, other plans contain specified termination dates and/or review periods. In July 2000, the Kentucky Public Service Commission approved a new price regulation plan. The new plan eliminates the 4% productivity factor contained in the previous plan in return for the company's commitment to bring high-speed access services to certain rural areas. The level of company investment in rural high speed access services is under review at the Commission. The plan also permits the company to rebalance rates in a manner that will align residential rates more closely to the cost of providing such service.

In September 2000, the North Carolina Utilities Commission approved, with modifications, a Joint Stipulation among BellSouth, AT&T and Public Staff. The Commission's order provides for access charge reductions, service quality penalties, expanded ADSL deployment and modification of the price regulation plan including a provision that the plan will be reviewed on or before June 2002.

The plans in Louisiana and Mississippi were reviewed in 1999. In Louisiana, the existing plan was extended and the cap on interconnection services was extended from 3 to 5 years. In Mississippi, the review did not result in any changes to the existing plan. The Mississippi plan calls for another review by July 2001, at which time renewal of the plan will be considered. Upon review or renewal, a regulatory commission could require substantial modifications to prices and other terms of these plans.

Beginning in 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new state statute, adopted subsequent to the Commission's approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the Commission. The election became effective during August 1999. The South Carolina Consumer Advocate petitioned the Commission seeking review of the level of our earnings during the 1996-1998 period when we operated under the subsequently invalidated price regulation plan. The Commission voted to dismiss the petition in November 1999 and issued orders confirming the vote in February and June of 2000. In July 2000, the Consumer Advocate appealed the Commission's dismissal of the petition.

Other State Regulatory Matters

In 2000, the Florida Public Service Commission commenced a proceeding to determine whether we violated certain Commission rules regarding service quality. Hearings are scheduled for May 2001. Also in 2000, the Commission adopted a staff recommendation that our change in 1999 from a late charge based on a percentage of the amounts overdue to a flat rate fee plus an interest charge violated the Florida price regulation statute and voted that certain monies should be refunded. We protested the decision and the Commission should issue a decision in mid-2001.

In January 2001, the Georgia Public Service Commission entered an order adopting new company performance measures, which will be used as one means to assess our wholesale service quality to competitive local exchange carriers. In addition, the Commission adopted a Self Enforcement Plan. The Enforcement Plan consists of three tiers. Under tier 1, we will be required to pay remedial sums to individual competitive local exchange carriers if we fail to meet certain performance criteria set by the Commission. Under tier 2, we will pay additional sums directly to the State Treasury for failing to meet certain performance metrics. Under tier 3, if we fail to meet certain performance criteria, then we will suspend additional marketing and sales of long distance services allowed by the Telecommunications Act of 1996. Our annual liability under the Plan will be capped at 44% of net revenues in Georgia. The decision also adopts other remedial measures for the filing of late or incomplete performance reports, and a market penetration adjustment for new and advanced services, which increases the amount of the payments where low volumes of advanced or nascent services are involved. The Enforcement Plan is expected to go into effect on March 1, 2001. BST has sought reconsideration of aspects of the Commission's order which, if granted, may lower our exposure under the Plan.

COMPETITION

LOCAL SERVICE

The Telecommunications Act of 1996 requires the elimination of state and local legislative and regulatory barriers to competition for interstate and intrastate telecommunications services, subject only to competitively neutral requirements to preserve and advance universal service, protect the public safety and welfare, maintain the quality of telecommunications services and safeguard the rights of customers. The Telecommunications Act of 1996 also includes requirements that incumbent local exchange carriers, such as BST, negotiate rates, terms and conditions with other carriers regarding interconnection, the provision of access to unbundled network elements, the payment of compensation for local calls terminating on the network of a carrier other than the originating carrier, the resale of telecommunications services and the provision of physical collocation of equipment in the incumbent carriers' facilities. If a negotiated agreement cannot be reached, either party may seek arbitration with the state regulatory authority or the FCC if the state fails to act. If rates are disputed, the arbitrator must set rates based on cost, which may include a reasonable profit. Incumbent carriers are also required to negotiate wholesale rates for the purpose of making telecommunications services available for resale by competing carriers. If an agreement cannot be reached, the arbitrator must set the wholesale rates at the incumbent carriers' retail rates, less costs that are avoided. We are continually negotiating and executing interconnection and resale agreements with other carriers. Many of the negotiations result in arbitration before the state public service commissions.

The state public service commissions with jurisdiction over our services have granted numerous applications to competitive local exchange carriers for authority to offer local telephone service. As a result, substantial competition has developed for our business customers, which provide a greater concentration of higher margin revenues than our residential customers. Competitors include major carriers which resell our local services, use separate network elements or provide services over their own facilities.

At December 31, 2000, we had provisioned approximately 1.3 million equivalent access lines to competing carriers for resale, an increase of 60.3 percent since December 31, 1999.

FCC Interconnection Order

In connection with the requirements of the Telecommunications Act of 1996, the FCC has adopted rules governing interconnection and related matters. With regard to setting the price of interconnection between incumbent carriers and other carriers, the FCC has jurisdiction to set pricing standards to be implemented by the state commissions. The FCC has prescribed a forward-looking economic cost approach for pricing interconnection and the separate, unbundled network elements, such as the use of the customer access line, the central office switch and other properties that together constitute what a carrier needs to provide telecommunications service.

In July 2000, the U.S. Court of Appeals for the Eighth Circuit vacated the FCC methodology for pricing unbundled network elements and the methodology for determining wholesale rates for retail services. The order also affirmed the previous decision of the Eighth Circuit that vacated FCC rules that required incumbent carriers to combine previously uncombined elements for requesting carriers. In January 2001, the U.S. Supreme Court agreed to hear in October 2001 several appeals from the order of the U.S. Court of Appeals.

Access to proprietary network elements can be required only when necessary or, in the case of a non-proprietary element, when the failure to provide access would impair the ability of the requesting carrier to provide services. Based on a U.S. Supreme Court decision in 1999, the FCC has issued an order adopting a revised list of network elements that incumbent carriers must make available to competitors.

The FCC's list, together with its regulations prohibiting incumbent carriers from separating currently combined elements, means that incumbent carriers are required to provide certain combinations of network elements that competitors may substitute for certain higher priced incumbent carriers' services. This substitution could lead to further increases in competition for certain local exchange access services and materially reduce the incumbent carrier's access charge revenues. The FCC determined that, for an interim period, it would not apply these new rules to allow the substitution of certain network elements for special access services unless the telecommunications carrier provides a significant amount of local exchange services. The FCC has commenced a proceeding into the use of network element combinations to provide certain special access services.

The FCC's list does not require incumbent carriers to make available to competitors some network elements used to provide advanced data services, except in very limited circumstances. This outcome reduces a disincentive to the incumbent carriers to invest in these rapidly expanding services.

The FCC has adopted an "all elements" rule, which allows competing carriers to provide local telephone service relying solely on the elements in an incumbent carrier's network, and has refused to impose a requirement of facility ownership on carriers that seek to lease network elements. The FCC has forbidden incumbent carriers from separating already combined network elements before leasing them to a competitive local exchange carrier. The FCC has also adopted a "pick and choose" rule which requires that incumbent carriers make available to requesting competitive local exchange carriers contractual provisions, including related rates and terms, contained in any other agreements that have been previously approved by the state commission for that same state. Exceptions are allowed when the incumbent carrier can prove to the state commission that providing the particular item requested is either more costly than providing it to the original carrier or is technically infeasible. These rulings may make it easier for a competitive local exchange carrier to compete with us.

In complying with the technical requirements of interconnection, BST is incurring, and expects to continue to incur, significant costs associated with the facilitation of interconnection. BST incurred approximately $650 million of costs associated with these efforts in 2000. Of this amount, approximately $320 million was expensed as incurred, and the remainder was capitalized. Total costs incurred through December 31, 2000 were approximately $1.8 billion.

An increasing number of voice and data communications networks utilizing fiber optic lines have been and are being constructed by communications providers in all major metropolitan areas throughout our wireline service territory. These networks offer high-volume users a competitive alternative to our public and private line offerings. Furthermore, wireless voice and paging services, and Internet services (including all of such services being provided by our companies) increasingly compete with wireline communications services. These wireless services are provided by a number of well-capitalized entities in most of our markets. Technological developments have made it feasible for cable television networks to carry data and voice communications, and, as such, we face increased competition within our region from cable television ventures.

During 1998, the FCC adopted an order that will allow telecommunications carriers to recover over five years their carrier-specific costs of implementing long-term number portability, which allows customers to retain their local telephone numbers in the event they change local carriers. The order allows for such cost recovery in the form of a surcharge from customers to whom number portability is available. The surcharge began during second quarter 1999. It remains unclear to what degree, if any, we will be compensated for the noncarrier-specific costs of implementing long-term number portability.

Federal and state policies strongly favor further changes to the networks and business operations of incumbent carriers to encourage telecommunications services competition. The FCC has considerable authority to establish pricing, interconnection and other policies that had once been considered within the exclusive jurisdiction of the state public service commissions. We expect the FCC to continue to pursue policies that promote local service competition. We are losing market share with respect to business customers, particularly small business customers. Our business customers produce higher profit margins for us than our residential customers. Competition for local service revenues could adversely affect our results of operations if lost revenues are not offset by long distance revenues arising from our being authorized to offer in-region full long distance wireline service as contemplated in the Telecommunications Act of 1996, or from revenues arising from our other initiatives, such as data and broadband services. It is uncertain when we will be authorized to offer in-region full long distance wireline service.

NETWORK ACCESS

FCC rules require us to offer expanded interconnection for interstate special and switched network access transport. As a result, we must permit competitive carriers and customers to terminate their transmission lines on our facilities in our central office buildings and other locations through collocation arrangements. The effects of the rules are to increase competition for network access transport. Furthermore, long distance carriers are increasingly connecting their lines directly to their customers' facilities, bypassing our networks and thereby avoiding network access charges entirely. In addition, commercial applications of Internet telephony are being developed. This medium could attract substantial traffic because of its lower cost structure due to the fact that FCC rules do not currently impose access charges on most Internet communications.

LONG DISTANCE

A number of companies compete with us in our nine-state region for the limited long distance business that we are permitted to conduct. These companies compete by reselling long distance services obtained at bulk rates from us or providing long distance services over their own facilities. Since February 1999, we have made 1+ dialing parity available in all of the nine states in our region. This feature allows customers to choose a competing long distance carrier without having to dial a special access code.

The Telecommunications Act of 1996 permits all incumbent local exchange carriers such as Verizon, Qwest, SBC Communications and BellSouth, to offer full long distance service outside of the states containing their incumbent local wireline service territories. Many of these carriers have announced plans to compete for all long distance service in our territory. In addition, SBC, AT&T, WorldCom, Sprint and other carriers currently provide long distance service to our local service customers.

FRANCHISES AND LICENSES

Our local exchange business is typically provided under certificates of public convenience and necessity granted pursuant to state statutes and public interest findings of the various public utility commissions of the states in which we do business. These certificates provide for franchises of indefinite duration, subject to the maintenance of satisfactory service at reasonable rates. The Telecommunications Act of 1996 provides that these franchises must be non-exclusive.

DOMESTIC WIRELESS

OVERVIEW

During the fourth quarter of 2000, we contributed our domestic wireless operations to a joint venture with SBC Communications and formed Cingular. Cingular is managed independently from both parents, currently with a four-seat Board of Directors comprised of two seats from each parent. BellSouth and SBC share control of Cingular. BellSouth has an approximate 40% interest in Cingular, and SBC has an approximate 60% interest.

Cingular is the second-largest provider of advanced wireless voice and data communications services in the United States, with over 19 million U.S. wireless subscribers in over 260 markets.

  •
  Voice—Cingular offers wireless voice and data communications services across an extensive U.S. footprint, providing cellular and PCS services in 43 of the 50 largest U.S. metropolitan areas, and holding licenses for cellular and PCS services covering 190 million POPs, or approximately 70% of the U.S. population. Cingular operates one of the largest and most digitalized U.S. wireless networks, with over 90% of its existing cellular and PCS networks utilizing digital technology, and over 95% of the potential customers being covered in licensed territories. Cingular also currently provides interactive messaging services over its cellular and PCS networks to over 200,000 subscribers.
  •
  Data—Cingular provides end-to-end wireless data solutions for businesses and individuals, and operates a digital packet-switched 900 MHz wireless network covering a population of approximately 184 million people in major U.S. cities, including all of the 50 largest metropolitan areas. Cingular serves over 570,000 wireless data subscribers, and provides wireless data services to 170 of the Fortune 1000 companies. Cingular has entered into strategic relationships with leading data-services and Internet companies, including AOL, Palm, Inc., RIM, Sun Microsystems and Microsoft Corp.

BUSINESS STRATEGY

Cingular's goal is to be the premier national provider of advanced wireless voice and data services in the United States. To accomplish this goal, Cingular intends to:

  •
  promote the Cingular brand, beginning with a national rebranding campaign launched in January 2001, in order to promote its image as a national, high-quality provider with a comprehensive service offering;
  •
  expand its existing footprint and network capacity by obtaining access to additional spectrum through FCC auctions, spectrum exchanges, selective acquisitions, joint ventures and alliances;
  •
  improve its market share and penetration by further expanding its distribution capabilities and by cross-selling products and services;
  •
  capitalize on its expertise in wireless data technology, applications, marketing and operations to drive development of advanced wireless data applications for use over multiple communications devices and networks;
  •
  capture economies through national scale and scope, and further realizing the significant revenue and cost synergies offered by the formation of Cingular; and
  •
  maximize the digital capability and capacity of its wireless networks by transitioning to a 3G wireless communications standard.

COMPETITION

Cingular faces substantial competition in all aspects of its business. There is substantial and increasing competition in all aspects of the wireless communications industry. Cingular competes for customers based principally on service offerings, price, call quality, coverage area and customer service. Cingular's competitors are principally large providers of cellular, PCS and other wireless communications services, but Cingular also competes with smaller companies, as well as dispatch mobile telephone companies, resellers and wireline telephone service providers. Some of Cingular's competitors may have greater financial, technical, marketing, distribution and other resources than Cingular does. In addition, some of the indirect retailers who sell Cingular's services also sell its competitors' services. Moreover, Cingular may experience significant competition from companies that provide similar services using other communications technologies and services. While some of these technologies and services are now operational, others are being developed or may be developed in the future.

Cingular's ability to compete successfully will depend in part on its marketing efforts and on its ability to anticipate and respond to various competitive factors affecting the industry, including new services and technologies, changes in consumer preferences, demographic trends, economic conditions and pricing strategies of competitors. As a result of competition, Cingular may be required to reduce its service prices, restructure service packages to provide more services without increasing prices, and increase its advertising and promotional spending to respond to competition. As a result, its revenues, margins, average revenue per subscriber and cost per gross subscriber addition could be negatively impacted.

The wireless communications industry has been experiencing significant consolidation and alliances, and this trend is expected to continue. This trend may create additional large, well-capitalized competitors with substantial financial, technical, marketing, distribution and other resources to compete with Cingular's product and service offerings. Competitors with more complete nationwide footprints may be able to offer nationwide services and plans more economically due to less dependence on roaming arrangements. In addition, alliances such as that between AT&T Wireless and NTT DoCoMo Inc. of Japan, and mergers and acquisitions, such as the pending acquisition of VoiceStream Wireless by Deutsche Telekom, will give domestic competitors better access to international technologies, marketing expertise and strategies, cost synergies and sources of capital.

Under the current rules of the FCC, six or more PCS licensees, two cellular licensees and one or more enhanced specialized mobile radio licensees may operate in each geographic area. This structure has resulted in the presence of multiple competitors in Cingular's markets and makes it challenging for Cingular to attract new customers and retain existing ones. Cingular experiences robust competition in its major operating markets. Proposed or future rules and spectrum allocations or re-allocations may increase the number of wireless licensees in an area. Competition also may increase to the extent that smaller, stand-alone wireless providers transfer licenses to larger, better capitalized and more experienced wireless providers.

NETWORK

Licenses

Cingular has licenses to provide cellular and PCS wireless services on the 800 MHz and 1900 MHz portions of the radio spectrum in areas that cover approximately 70% of the U.S. population. Cingular's licenses in the 800 MHz band enable it to provide both analog and digital cellular services, while its 1900 MHz licenses are all digital. Cingular also has 900 MHz licenses to provide data-only services in certain areas. Cingular obtained its domestic spectrum assets through application lotteries, mergers, acquisitions, exchanges, FCC auctions and uncontested application grants of cellular licenses.

Coverage

Cingular has a wireless voice presence in 43 of the 50 top wireless markets across the country. Cingular has also signed numerous roaming agreements to ensure its customers can receive wireless service in virtually all areas in the United States where broadband wireless service is available. Moreover, as of year-end 2000, the Cingular Interactive business unit served 570,000 subscribers on its Mobitex network that covered a population of approximately 184 million in major U.S. cities, including all of the 50 largest metropolitan areas. Cingular's cellular and PCS networks are substantially built-out, except for certain PCS licenses in the states of Washington and Pennsylvania.

Technology

Cingular offers analog and digital service in most of its cellular markets and digital service in its 1900 MHz markets. Digital technology offers many advantages over analog technology, including substantially increased network capacity, lower operating costs per unit, reduced susceptibility to fraud and the opportunity to provide improved data transmissions. Digital service also provides other benefits, including extended battery life, improved voice quality, greater call security, lower per-minute costs, as well as enhanced features and services such as short alphanumeric message service. At present, Cingular's cellular and PCS networks provide digital coverage to 90% of its network.

Cingular uses TDMA in its cellular and contiguous PCS markets and GSM in its other PCS markets. Both TDMA and GSM allow for several features and services, such as extended battery life, improved voice quality, greater call security and lower per-minute costs, as well as enhanced features and services. Additionally, new technologies are currently being developed that should enable TDMA and GSM platforms to be interoperable for voice and data services. Furthermore, UMTS, an advanced 3G technology expected to offer the highest transmission rates and capacity utilization of any wireless technologies under development, is the 3G technology that is expected to ultimately be offered by providers using the TDMA and GSM technology platforms. As a result, TDMA and GSM may offer excellent platforms from which to migrate Cingular's existing network to 3G technology.

Cingular's 900 MHz interactive paging service utilizes the Mobitex network, a leading packet-switched radio cellular network operating at around 8,000 bytes per second. Cingular currently has over 2,000 base stations deployed nationwide and plans to increase that number to 2,300 in 2001. Cingular is the only Mobitex operator in the United States, though Mobitex networks exist in other countries including Australia, Belgium, Korea, the Netherlands, Sweden and the United Kingdom. Mobitex is a dedicated packet-switched network, which allows users to access the network almost instantly and also allows customers to pay based on volume transmitted instead of connection time. Mobitex is also an open international standard, which permits the creation of off-the-shelf applications by independent application developers.

REGULATORY ENVIRONMENT

The FCC regulates the licensing, construction, operation, acquisition and transfer of wireless systems in the United States pursuant to the Communications Act of 1934 and its associated rules, regulations and policies.

To obtain the authority to have the exclusive use of radio frequency spectrum in an area within the United States, wireless communications systems must be licensed by the FCC to operate the wireless network and mobile devices in assigned spectrum segments and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. These rules and policies, among other things, (1) regulate Cingular's ability to acquire and hold radio spectrum licenses; (2) impose technical obligations on the operation of Cingular's network; (3) impose requirements on the ways Cingular provides service to and communicates with its customers; (4) regulate the interconnection of its network with the networks of other carriers; (5) obligate Cingular to permit unrestricted resale of its services by resellers and to serve roaming customers of other wireless carriers; and (6) impose a variety of fees and charges on its business that are used to finance numerous regulatory programs and part of the FCC's budget.

Licenses are issued for only a fixed period of time, typically 10 years. Consequently, Cingular must periodically seek renewal of those licenses. The FCC will award a renewal expectancy to a wireless licensee that has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Telecommunications Act of 1996. Licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. Violations of FCC rules may also result in monetary penalties or other sanctions. FCC rules provide that competing renewal applications for licenses will be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in hearings.

Wireless systems are subject to Federal Aviation Administration and FCC regulations governing the location, lighting and construction of transmitter towers and antennas and are subject to regulation under federal environmental laws and the FCC's environmental regulations, including limits on radio frequency radiation from mobile handsets and towers. State or local zoning and land use regulations, including compliance with state and local historic preservation requirements, also apply to tower siting and construction activities.

The Telecommunications Act of 1996 and the FCC rules require the FCC's prior approval of the assignment or transfer of control of a license for a wireless system. Non-controlling minority interests in an entity that holds an FCC license generally may be bought or sold without FCC approval, subject to the FCC's spectrum aggregation limits. However, notification and expiration or earlier termination of the applicable waiting period under Section 7A of the Clayton Act by either the Federal Trade Commission or the Department of Justice may be required, as well as approval by, or notification of, state or local regulatory authorities having competent jurisdiction, if Cingular sells or acquires wireless systems.

Cingular believes that it is in compliance in all material respects with license terms and rules and regulations and any orders of the FCC applicable to it.

RECENT DEVELOPMENTS

On January 29, 2001, the FCC announced the conclusion of the bidding phase of its re-auction of licenses in the 1900 MHz band, which is used to provide PCS wireless services. Although Cingular did not participate in the auction, Cingular has a non-controlling equity interest in Salmon PCS LLC (Salmon), a limited liability company, which did participate in the FCC auction. Of the 422 licenses offered, Salmon was announced the winning bidder of 79 licenses spread across approximately 77 markets in the United States, including Los Angeles, Boston, Washington, D.C., Houston, Dallas, Minneapolis and Atlanta. These 79 licenses cover more than 77.1 million POPs and will cost approximately $2.3 billion if the FCC grants Salmon the licenses. Challenges to the auction rules, proceedings or Salmon's structure may delay the award of the licenses, disqualify Salmon from receiving all the licenses it won or require that it pay more for its licenses. Cingular has an 85% economic interest in Salmon and provided Salmon with a secured loan that it used to make the $470 million down payment for the licenses, which represents 20% of its winning bid. In addition, Cingular is committed, upon request by Salmon's CEO, to providing to Salmon through additional secured loans, substantially all of the capital required to pay the balance due on the licenses, to build-out its systems and to fund any operating losses. Salmon has the right, subject to the control of Salmon's CEO, to market its services under the Cingular brand name and to hire Cingular to manage its network.

In November 2000, Cingular reached an agreement with VoiceStream Wireless on an exchange of licenses, whereby each company will exchange FCC licenses covering approximately 35 million people. Cingular will obtain access to 10 MHz of spectrum for the New York major trading area, as well as 10 MHz of spectrum in each of the St. Louis and Detroit basic trading areas. The New York major trading area covers all five boroughs of New York City, all of Long Island as well as parts of upstate New York, northeast Pennsylvania, New Jersey and parts of Connecticut. In exchange, Cingular will transfer to VoiceStream Wireless licenses covering 10 MHz of spectrum out of the 30 MHz of spectrum Cingular has in the Los Angeles and San Francisco major trading areas, which include the entire states of California and Nevada. As a result of the spectrum exchange, Cingular will gain access to 19 million potential customers in the New York metropolitan area and increase its licensed POPs from 190 million to approximately 210 million. The exchange is subject to various closing conditions, including regulatory approval. While there can be no assurances, Cingular expects the transaction to close in mid-2001.

INTERNATIONAL OPERATIONS

Our international operations consist primarily of wireless service providers operating in 15 countries in Latin America, Asia and Europe. We do not own 100% of each of these companies; adjusting market and customer data to reflect this partial ownership, our licensed service areas had a population of approximately 181 million and provided wireless services to approximately 9.3 million customers, each as of November 30, 2000.

The table below sets forth a summary overview of our international operating companies as of November 30, 2000. Our international investments include the following:

Country	BellSouth Ownership in Operating Company	Total Population Served	Total Customers Served
		(in millions)	(in thousands)
Argentina	65.0	35.8	1,606
Brazil
Sao Paulo region	44.5	18.1	1,559
Northeast region	46.8	26.6	757
TCO	17.3	28.1	1,393
Chile	100.0	15.1	691
Colombia	66.0	41.6	859
Ecuador	89.4	12.4	225
Guatemala	60.0	11.9	13
Nicaragua	89.0	2.9	90
Panama	43.7	2.8	206
Peru	96.8	25.2	361
Uruguay	46.0	2.1	127
Venezuela	78.2	23.2	3,235

Subtotal Latin America		245.8	11,122

Denmark	46.5	5.3	810
Germany	22.5	82.5	6,068
India	24.5	5.5	37
Israel	34.8	6.1	1,857

Subtotal Europe and Asia/Pacific		99.4	8,772

Total International		345.2	19,894

OVERVIEW OF OPERATIONS

Latin America

We own all or a substantial interest in each of our Latin American companies. Our largest operations by revenue are in Venezuela, Brazil and Argentina. We also have operations in Chile, Ecuador, Nicaragua, Panama, Peru, Uruguay, and we commenced operations in Guatemala in 2000. In addition, in 2000 we acquired a controlling interest in a wireless operator in Colombia, which in turn acquired another Colombian wireless provider, giving us a national presence in Colombia.

We typically play a lead role in the management and direction of our Latin American companies. In some cases, the ownership structure of these companies reflects government requirements that local owners hold an interest in the companies' telecommunications licenses. When entering new markets in Latin America, we typically seek to build strong relationships with one or more local partners who are more familiar with the country's business and political environment.

In structuring our investments, we exercise operating influence through board representation, the right to appoint certain key members of management and consent rights with respect to significant matters, including amounts of capital contributions. In addition, we try to assure our ability to maintain a position of influence in the venture, if not outright control, by obtaining rights of first refusal on future sales of our partners' interests and on equity issuances by the venture. We also generally secure audit rights and audits are periodically performed by our internal audit groups. As our investments become profitable and mature, we may buy out local partners who wish to sell, increasing our ownership stake and influence in those companies. The particular governance rights vary from venture to venture, and often are dependent upon the size of our investment relative to that of other investors. Under the governing documents for some of these ventures, certain key matters such as the approval of business plans and decisions as to the timing and amount of cash distributions require the consent of our partners. We will likely enter into similar arrangements to pursue additional opportunities in Latin America.

Europe and Asia

We own interests in joint ventures that are structured in a manner similar to our Latin American investments and provide wireless communications in Denmark, Germany, Israel and India.

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

As part of this transaction, we also agreed to make up to $3 billion of loans available to KPN to be used for further wireless investments in Europe and received non-detachable warrants to purchase approximately 90 million additional shares of KPN. Our commitment to lend expires and all loans made under the commitment must be repaid on March 1, 2004. We loaned approximately $443 to KPN during 2000, reducing our commitment to lend to KPN to $2.56 billion. KPN applied the proceeds towards the purchase of new third generation wireless licenses from the German government for use by our German operations. We also guaranteed $1.35 billion in bank loans to our German operations, the proceeds of which were also applied towards the purchase of the new licenses, bringing the bank loans to our German operations that we have guaranteed to $1.827 billion. In December 2000, KPN agreed not to make any further draws against our lending commitment prior to January 2003 unless the draws are used to repay loans we have made to KPN or to our German operations, or unless all such loans have already been repaid. The loan to KPN is included in Investments and Advances in our consolidated balance sheet at December 31, 2000.

BUSINESS STRATEGY

We have two basic goals for our international operations:

  •
  Become the leading wireless communications provider in Latin America by expanding and diversifying our existing operations into new communications services and investing in new businesses with significant potential for market growth, and
  •
  Maximize the value of our investments in existing operations in Europe and Asia.

To achieve our goals, we expect to build on our competitive strengths and market position in wireless telecommunications by pursuing the following strategies:

  •
  Continue to grow rapidly all existing wireless operations using our established brands and reputation for quality to benefit from expected subscriber growth;

  •
  Expand pan-regional coverage in Latin America by selectively bidding for new licenses and pursuing targeted acquisitions of existing service providers, both in countries in which we currently operate and in new countries, capitalizing, where possible, on in-country expansion opportunities to give our operations a nationwide presence;
  •
  Broaden the existing capabilities and service offerings of our operations:
  •
  through expanding into new wireless services by enhancing our existing networks, such as pursuing "last mile" technologies to augment access to our customers. This includes using fixed wireless technologies such as wireless local loop. For example, in 2000 in Venezuela we won wireless local loop licenses covering substantially all the country which will enable us to offer fixed local and Internet services, and in Argentina we expanded into long distance and data services; and
  •
  through expansion of our networks through interconnection agreements between our operations in Latin America and to North America and Europe.
  •
  Realize increased operating efficiencies among our existing operations to leverage the collective purchasing power of our companies; share information, ideas and experiences among the companies through a best practices program.

TECHNOLOGY

All of our international cellular markets utilize digital technology. We have always selected the type of digital technology for each international market offering the best cost, quality and capacity available at the time in that part of the world. TDMA technology was chosen for Brazil, Chile, Ecuador, Israel, Nicaragua, Panama and Peru. GSM was specified as the digital technology for Denmark, Germany and India by the national telecommunications ministries in those countries. More recently, we chose Code Division Multiple Access (CDMA) to upgrade the networks in Argentina, Uruguay and Venezuela and to launch service in Guatemala, based on improvements in cost quality and capacity as that technology has matured. We also believe there is potentially significant value in high-speed mobile data and Internet services in international markets, particularly in Latin America. We are currently evaluating the proposed 3G technologies and the market potential of services based on these technologies.

COMPETITION

Our international wireless operations are subject to significant competition, generally from at least one other wireless provider and, increasingly, from multiple new PCS providers and any number of resellers. These competing service providers generally have partners who are at least as well capitalized as we are. In some cases, the government-owned telephone companies operate incumbent wireline and wireless systems or have a substantial investment in a competing wireless provider. In all cases, the competing wireless providers generally have access to substantial financial resources. Many governments have privatized the government-owned telephone companies, and these privatized companies often become more formidable competitors due to the availability of additional capital and technical expertise. We anticipate an increasing number of competitors in our wireless service markets.

LICENSES AND REGULATION

Our ability to introduce new products and services depends to a large extent upon whether the new products and services are permitted by the local laws and regulatory authorities. As countries have encouraged foreign investment in telecommunications and have privatized their government-owned wireless telephone companies, the general trend has been toward increasing deregulation of telecommunications. In several of our markets, our joint ventures offer or plan to offer international long distance services either to their wireless subscriber bases or, in some cases, to the entire population. In addition, we offer domestic long distance service in certain markets through our nationwide wireless facilities.

These international wireless operations are provided pursuant to the terms of licenses granted by the telecommunications agency or similar supervisory authority in the various countries. Such agencies typically also promulgate and enforce regulations regarding the construction and operation of network equipment. Our international operations also typically require government permits, including permits from local building and planning commissions for the construction and operation of cell sites. Some of our international operations have not been able to obtain all required permits. Although we do not believe such non-compliance will have a material effect on our business as a whole, we cannot assure you that there will not be claims or regulatory actions relating to noncompliance with these permitting requirements. Other regulations commonly encountered in international markets include legal restrictions on the percentage ownership of telecommunications licensees by foreign entities, such as us, and transfer restrictions or government approval requirements regarding changes in the ownership of licensees.

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

As a U.S. company, we are subject to the Foreign Corrupt Practices Act, which generally prohibits U.S. companies from making, directly or indirectly, improper payments to foreign officials for the purpose of obtaining or keeping business, and requires U.S. companies and their subsidiaries to maintain accurate records and adequate accounting controls. Our policy is to comply fully with the Act, and we maintain policies, programs and procedures for compliance with the Act on the part of our employees, agents, partners and other persons whose actions could expose us to liability under the Act. Matters relating to the Act, including those disclosed under Legal Proceedings, may come to the attention of local authorities, media and others and may result in adverse local country impacts, including penalties and other serious injury to our local businesses.

FOREIGN RISKS

Our reporting currency is the U.S. Dollar. However, most of our revenues are generated in the currencies of the countries in which we operate. In addition, many of our operations and equity investees have issued U.S. Dollar-denominated short and long-term debt. The currencies of many Latin American countries have experienced substantial volatility and depreciation in the past. Declines in the value of the local currencies in which we are paid relative to the U.S. Dollar will cause revenues to decrease and dollar-denominated liabilities to increase in local-currency terms.

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

PROPOSED TRACKING STOCK

In December 2000, our shareholders approved amendments to our charter that will permit us to issue our common stock in series. We plan a public offering of shares of Latin America group stock to finance our expansion in Latin America. When we issue shares of Latin America group stock to the public, our Board of Directors will initially designate two series: Latin America group stock, intended to reflect the separate performance of our Latin American businesses, and BLS group stock, intended to reflect the separate performance of all of our other businesses. At that time, each existing share of our common stock will be changed into one share of BLS group stock.

At the time of a public offering, a number of shares of Latin America group stock will be reserved for the BLS group or for issuance to the holders of BLS group stock. We expect that we would distribute, as a dividend to the holders of BLS group stock, the reserved shares of Latin America group stock within six to 12 months following the public offering.

Our plans to create, issue and distribute Latin America group stock are subject to a number of factors, including market conditions and other factors. The implementation and timing of these transactions are uncertain.

ADVERTISING AND PUBLISHING

BUSINESS OPERATIONS

We own a group of companies that publish, print, sell advertising in and perform related services concerning alphabetical and classified telephone directories in both paper and electronic formats. Advertising and publishing revenues are derived primarily from sales of directory advertising, which represented approximately 8% of our total operating revenues in 1998, 1999 and 2000.

We are one of the leading publishers of telephone directories in the United States. We publish alphabetical white page directories of business and residential telephone subscribers in substantially all of our wireline telecommunications markets and sell advertising in and publish classified directories under The Real Yellow Pages trademark in the same markets.

We also act as a sales agent for advertising in yellow page directories in certain states and for nonaffiliated telephone companies and receive a portion of the advertising revenue as a commission. During 2000, we contracted with 110 nonaffiliated telephone companies to sell advertising in over 350 classified directories in 43 states. We also act as an agent for national yellow page ad placements in all 50 states and Canada on behalf of over 600 companies.

In addition to publishing directories in traditional paper form, we publish white and yellow page directories in other media. For example, we offer white page directories on CD-ROM for most of our major markets, publish Internet white and yellow page directories for the southeastern U.S. and offer additional Internet advertising services. These services link to and are available on similar on-line directories with information for businesses nationwide. We also sell additional advertising to local and national businesses for our on-line yellow pages.

We continually seek to expand our advertising and publishing business by increasing advertising sales in our traditional directory products. We also market to organizations and companies with unique directory needs. Export directories, audio text advertising, restaurant and entertainment guides and Internet directories are examples of such directory services and products.

We own a printing company which prints substantially all white and yellow pages and specialty directories distributed within our wireline telecommunications markets. In 2000, it printed over 67 million white page, yellow page and specialty directories. This company also prints other materials for us and our affiliates and, to a limited extent, documents for nonaffiliated companies.

We own interests in companies that publish directories and offer electronic advertising services in Peru and Brazil and we provide directory publishing consulting services internationally. As we seek further business opportunities overseas, we may consider other investments in international directory companies to complement our telecommunications service offerings there.

COMPETITION

Competition for advertising revenues continues to intensify. Many different media compete for advertising revenues, and some newspaper organizations and other companies have begun publishing their own directories. Competition for directory sales agency contracts for the sale of advertising in publications of nonaffiliated companies also continues to be strong. Competitors offer directory listings in various media such as CD-ROM, the Internet and other electronic databases. As such offerings expand and are enhanced through interactivity and other features, we will experience heightened competition in our directory advertising and publishing businesses. We have responded to the increasing competition and changing market environment with new directory products, product enhancements, multi-media delivery options, including Internet directory services, pricing changes and local promotions.

ALL OTHER BUSINESSES

WIRELESS DATA

In October 2000, we contributed our wireless data operations to Cingular. For a discussion of this business, see the "Data" discussion in our Domestic Wireless segment.

ENTERTAINMENT

We have subsidiaries and joint ventures that develop, implement and manage video systems in several areas within our region. These systems include wireline and wireless based systems designed to compete with cable operators market by market. We currently operate

100% digital wireless video systems covering more than one million homes in Atlanta, New Orleans, Jacksonville, Daytona Beach and Orlando. In addition, we operate wired systems in several local communities near Atlanta, Birmingham, Miami and Jacksonville.

In October 2000, we announced that we would restructure our wireless video businesses to focus our entertainment business on our fiber-optic based wireline video operation. This move was made to better align resources with our strategic priorities in broadband services, wireless and international operations. Our broadband business priorities include the accelerated rollout of ADSL, e-center services, Web hosting, and Internet platform (IP) services applications. We began the restructuring activities in December 2000, and recognized total after-tax charges of $323 at that time. We expect to record additional expense during 2001 as the wireless video operations undergo transition.

RESEARCH AND DEVELOPMENT

We conduct research and development activities internally and through external vendors, primarily Telcordia Technologies. Telcordia provides research and development and other services to us and other telecommunications companies. We have contracted with Telcordia for ongoing support of engineering and systems. In addition, we are a member of the National Telecommunications Alliance, an organization which supports our commitment to national security and emergency preparedness.

EMPLOYEES

At December 31, 2000, we employed approximately 103,900 individuals. Of this total, approximately 68,600 were employees engaged in our wireline operations. About 51% of our employees at December 31, 2000 were represented by the Communications Workers of America (the CWA), which is affiliated with the AFL-CIO. Our collective bargaining agreements with the CWA are scheduled to expire on August 4, 2001. Negotiations with the CWA over the terms of new agreements are expected to begin in early June 2001. The outcome of these negotiations cannot be determined at this time.

In February 2000, we announced that we would reduce our domestic general and administrative staff by approximately 2,100 positions. These reductions are the result of the streamlining of work processes in conjunction with our shift to a more simplified management structure. As a result of these reductions, we recorded a one-time charge of $78, or $48 after tax, for severance and post-employment health benefits. We expect to complete these reductions during first quarter 2001.

PROPERTIES

GENERAL

Our properties do not lend themselves to description by character or location of principal units. Our investment in property, plant and equipment in our consolidated operations consisted of the following at December 31:

	1999	2000
Outside plant	38%	40%
Central office equipment	35	38
Operating and other equipment	12	9
Land and buildings	8	7
Furniture and fixtures	5	4
Plant under construction	2	2

	100%	100%

These properties are divided among our operating segments as follows: wireline communications, 92%; international operations, 6%; advertising and publishing, 1%; and all other businesses, 1%.

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

The total investment in property, plant and equipment has increased from $44.2 billion at January 1, 1995 to $60.9 billion at December 31, 2000, not including deductions for accumulated depreciation. Significant additions to property, plant and equipment will be required to meet the growing demand for telecommunications services and to continually modernize and improve such services to meet competitive demands. We project continued population and economic expansion in certain growth centers within our nine-state area during the next five to ten years. In addition, growth in international markets will require investment to expand existing wireless networks.

Our capital expenditures for 1996 through 2000 were as follows:

Millions
1996	$4,455
1997	$4,858
1998	$5,212
1999	$6,200
2000	$6,995

We project capital expenditures of approximately $5.5 to $6.0 billion for 2001, not including Cingular. A majority of the expenditures will be to expand, enhance and modernize current wireline operating systems, and to develop international wireless and other businesses.

During 2000, we funded our normal business operations substantially through internal sources and, to the extent necessary, from external financing sources. We expect expenditures for 2001 to be financed in the same manner.

LEGAL PROCEEDINGS

Reciprocal compensation

Following the enactment of the Telecommunications Act of 1996, our telephone company subsidiary, BST, and various competitive local exchange carriers entered into interconnection agreements providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous competitive local carriers have claimed entitlement from BST for compensation associated with dial-up calls originating on BST's network and connecting with Internet service providers served by the competitive local carriers' networks. BST has maintained that dial-up calls to Internet service providers are not local calls for which terminating compensation is due under the interconnection agreements; however, the courts and state regulatory commissions in BST's operating territory that have considered the matter have, in most cases, ruled that BST is responsible for paying reciprocal compensation on these calls. At December 31, 2000, the exposure related to unrecorded amounts withheld from competitive local carriers was approximately $320, including accrued interest. We have commenced discussions with several competitive local carriers concerning settlement of some claims, and agreements have been reached in certain circumstances.

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

U.S. Electronics

In October 1999, two of the Company's wholly-owned subsidiaries, BellSouth Products, Inc. (BSP) and BST filed a complaint against U.S. Electronics, Inc. (USE), in the United States District Court for the Northern District of Georgia. The complaint alleged that USE, a distributor of residential telephone equipment, breached its distributorship contract with BSP and violated the Robinson-Patman Act. USE denied the material allegations of the complaint and filed counterclaims against the Company, BSP, BST, and several other BellSouth entities, alleging that the BellSouth companies were in breach of the distributorship contract. In January 2001, BellSouth settled the litigation and paid $200 million to USE for the termination of their then-existing agreement. BellSouth has entered into a new agreement with USE.

Foreign Corrupt Practices Act

In July 2000, the SEC began a formal investigation of whether we and others may have violated the Foreign Corrupt Practices Act (FCPA). The SEC has subpoenaed documents relating to the activities of our foreign subsidiaries, and we have produced responsive documents. Prior to the commencement of the SEC's formal investigation, we had engaged outside counsel to investigate an FCPA matter relating to the activities of one of our foreign subsidiaries in Latin America, and outside counsel concluded that those activities did not violate the Act. Thereafter and independent of these developments, our internal auditors, in the ordinary course of conducting compliance reviews, identified issues concerning accounting entries made by another of our Latin American subsidiaries. Our internal investigation of this matter is continuing. We have informed the SEC as to this matter, and the SEC has expanded its investigation to encompass it. We are cooperating with the SEC in its investigation, but we cannot predict the duration or the outcome of the SEC's investigation or whether the scope of the investigation will be expanded beyond the matters currently identified.

Environmental Matters

We are subject to a number of environmental matters as a result of our operations and the shared liability provisions related to the break-up of the Bell System. As a result, we expect that we will be required to expend funds to remedy certain facilities, including those Superfund sites for which we have been named as a potentially responsible party, for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance. At December 31, 2000, our recorded liability, related primarily to remediation of these sites, was approximately $22.

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

Other Matters

We are also subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. While complete assurance cannot be given as to the outcome of any legal claims, we believe that any financial impact would not be material to our results of operations, financial position or cash flows. See note M to our consolidated financial statements.

SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

On December 5, 2000 we held a special meeting of shareholders. At the meeting, three proposals were submitted to a vote of the shareholders, with 73.8% of all outstanding shares of BellSouth common stock being represented. All three proposals were passed. The specific results of each vote are listed below:

Proposal #1—To adopt articles of amendment to our charter to:

  •
  permit us to issue a total of 8.65 billion shares of BellSouth common stock in series, of which our board of directors currently expects initially to designate 6.4 billion shares as BLS group stock and 2.25 billion shares as Latin America group stock; and
  •
  provide for each outstanding share of our existing common stock to be changed into one share of BLS group stock immediately before the initial issuance of Latin America group stock.

	FOR	AGAINST	ABSTAIN
Proposal #1	1,266,620,905	116,344,868	20,500,879
% of the O/S	66.58%	6.12%	1.08%
% of the voted	90.25%	8.29%	1.46%

Proposal #2—To adopt the Amended and Restated BellSouth Corporation Stock Plan to:

  •
  reflect the tracking stock proposal by authorizing grants of awards with respect to BLS group stock and Latin America group stock and
  •
  to increase the annual grant limits above current plan limits.

	FOR	AGAINST	ABSTAIN
Proposal #2	1,199,897,896	180,931,085	22,637,671
% of the O/S	63.08%	9.51%	1.19%
% of the voted	85.50%	12.89%	1.61%

Proposal #3—To adopt amendments to our by-laws to change the quorum and reduce the votes required to approve proposals at shareholders' meetings.

	FOR	AGAINST	ABSTAIN
Proposal #3	1,254,727,604	124,102,989	24,636,059
% of the O/S	65.96%	6.52%	1.30%
% of the voted	89.40%	8.84%	1.76%

ADDITIONAL INFORMATION—DESCRIPTION OF BELLSOUTH STOCK

GENERAL

Our Articles of Incorporation authorize the issuance of 8,650,000,000 shares of common stock, par value $1 per share, and 100,000,000 shares of cumulative, first preferred stock, par value $1 per share. Our Board of Directors is authorized to create from the unissued common stock one or more series, and, prior to the issuance of any shares in any particular series, to fix the voting powers, preferences, designations, rights, qualifications, limitations or restrictions of such series. The Board has not created any series of common stock. The Board is also authorized to provide for the issuance, from time to time, of the first preferred stock in series and, as to each series, to fix the number of shares in such series and the voting, dividend, redemption, liquidation, retirement and conversion provisions applicable to the shares of such series. No shares of first preferred stock are outstanding. The Board has created Series B First Preferred Stock consisting of 30 million shares, the Series B Preferred Stock, for possible issuance under the BellSouth Shareholder Rights Plan. The Series A First Preferred Stock was created for a previous shareholder rights plan which has expired. See Preferred Stock Purchase Rights and Market for Registrant's Common Equity and Related Stockholder Matters.

DIVIDEND RIGHTS

The holders of common stock are entitled to receive, from funds legally available for the payment thereof, dividends when and as declared by resolution of the Board. While any series of preferred stock is outstanding, no dividends, other than dividends payable solely in common stock, may be declared or paid on common stock, and no common stock may be purchased, redeemed or otherwise acquired for value, (a) unless dividends on all outstanding shares of preferred stock for the current and all past dividend periods have been paid or declared and provision made for payment thereof and (b) unless all requirements with respect to any purchase, retirement or sinking fund or funds applicable to all outstanding series of preferred stock have been satisfied.

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

BUSINESS COMBINATIONS

The Georgia legislature has enacted legislation which generally prohibits a corporation which has adopted a by-law electing to be covered thereby, which BellSouth has done, from engaging in any "business combination", that is a merger, consolidation or other specified corporate transaction, with an "interested shareholder", a 10% shareholder or an affiliate of the corporation which was a 10% shareholder at any time within the preceding two years, for a period of five years from the date such person becomes an interested shareholder, unless the interested shareholder (a) prior to becoming an interested shareholder, obtained the approval of the Board of Directors for either the business combination or the transaction which resulted in the shareholder becoming an interested shareholder, (b) becomes the owner of at least 90% of the outstanding voting stock of the corporation in the same transaction in which the interested shareholder became an interested shareholder, excluding for purposes of determining the number of shares outstanding those shares owned by officers, directors, subsidiaries and certain employee stock plans of the corporation or (c) subsequent to the acquisition of 10% or more of the outstanding voting stock of the corporation, acquires additional shares resulting in ownership of at least 90% of the outstanding voting stock of the corporation and obtains approval of the business combination by the holders of a majority of the shares of voting stock of the corporation, other than those shares held by an interested shareholder, officers, directors, subsidiaries and certain employee stock plans of the corporation. BellSouth's "business combinations" by-law may be repealed only by an affirmative vote of two-thirds of the continuing directors and a majority of the votes entitled to be cast by the shareholders, other than interested shareholders, and shall not be effective until 18 months after such shareholder vote. The Georgia statute provides that a domestic corporation which has thus repealed such a by-law may not thereafter readopt the by-law as provided therein.

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

EXECUTIVE OFFICERS

The executive officers of BellSouth Corporation are listed below:

Name	Age	Office	Officer Since	This Office Since
F. Duane Ackerman	58	Chairman of the Board, President and Chief Executive Officer	1983	1997
Richard A. Anderson	42	President—Customer Markets	1993	2000
Charles B. Coe	53	President—Network Services	1988	2000
Keith O. Cowan	44	Chief Planning and Development Officer	1996	2000
Francis A. Dramis, Jr.	52	Chief Information and E-Commerce Officer	1998	2000
Jere A. Drummond	61	Vice Chairman—External Affairs	1983	2000
Ronald M. Dykes	53	Chief Financial Officer	1988	1995
Gary D. Forsee	57	Vice Chairman and President—BellSouth International	1999	1999
Charles R. Morgan	54	General Counsel	1998	1998
Donald J. Perozzi	63	President—Advertising & Publishing	1987	2000
W. Patrick Shannon	38	Vice President—Finance and Supply Chain Management	1997	1997
Richard D. Sibbernsen	53	Vice President—Human Resources	1997	1997
Carl E. Swearingen	54	Senior Vice President—Corporate Compliance and Corporate Secretary	1989	1998

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

PART II

MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

The principal market for trading in BellSouth common stock is the New York Stock Exchange, Inc. (NYSE). BellSouth common stock is also listed on the Boston, Chicago, Pacific and Philadelphia exchanges in the United States and the London, Frankfurt, Amsterdam and Swiss exchanges. The ticker symbol for BellSouth common stock is BLS. At February 1, 2001, there were 891,893 holders of record of BellSouth common stock. Market price data was obtained from the NYSE Composite Tape, which encompasses trading on the principal United States stock exchanges as well as off-board trading. High and low prices represent the highest and lowest sales prices for the periods indicated.

	Market Prices
			Per Share Dividends Declared
	High	Low
1998
First Quarter	34.22	27.06	$.18
Second Quarter	34.75	30.50	.18
Third Quarter	39.06	32.16	.18
Fourth Quarter	50.00	36.63	.19
1999
First Quarter	49.94	39.75	.19
Second Quarter	48.75	40.38	.19
Third Quarter	51.31	43.25	.19
Fourth Quarter	48.56	40.88	.19
2000
First Quarter	48.13	34.94	.19
Second Quarter	53.50	41.63	.19
Third Quarter	44.25	35.50	.19
Fourth Quarter	50.63	38.75	.19

STOCK TRANSFER AGENT AND REGISTRAR

Mellon Investor Services, LLC is our stock transfer agent and registrar.

SELECTED FINANCIAL AND OPERATING DATA
 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

At December 31 or for the year ended	1996	1997	1998	1999	2000
Income Statement Data:
Operating revenues	$19,040	$20,561	$23,123	$25,224	$26,151
Operating expenses	14,261	15,185	17,219	18,787	19,267
Operating income	4,779	5,376	5,904	6,437	6,884
Net income	2,863	3,261	3,527	3,448	4,220
Operating income margin	25.1%	26.1%	25.5%	25.5%	26.3%
Diluted earnings per share of common stock	$1.44	$1.64	$1.78	$1.80	$2.23
Diluted weighted-average shares of common stock outstanding (millions)	1,992	1,989	1,984	1,916	1,891
Dividends declared per share of common stock	$.72	$.72	$.73	$.76	$.76
Balance Sheet Data:
Total assets	32,568	36,301	39,410	43,453	50,925
Long-term debt	8,116	7,348	8,715	9,113	12,463
Shareholders' equity	13,249	15,165	16,110	14,815	16,912
Other:
Operating cash flow	5,863	7,039	7,741	8,199	8,590

Significant events affecting our historical earnings trends include the following:

  •
  1996 results include a gain from the sale of a paging business, which increased net income by $344, or $0.17 per share.

  •
  1997 results include gains resulting from the sales of our interests in Optus Communications, ITT World Directories and Bellcore, which increased net income by $352, or $0.18 per share, $128, or $0.06 per share, and $23, or $0.01 per share. 1997 results also include the effect of a regulatory settlement in South Carolina, which reduced operating revenues by $72 and net income by $47, or $0.02 per share, as well as a loss of $9 incurred in connection with the early redemption of long-term debt.

  •
  1998 results include gains resulting from the sale of our interests in BellSouth New Zealand and ITT World Directories, and contingent interest and prepayment penalties associated with the repayment of a loan receivable. See notes B and C to the consolidated financial statements and MD&A for further discussion of these items.

  •
  1999 results include foreign currency losses, losses due to an asset impairment, the recognition of foreign investment tax credits generated in prior years and a gain on the sale of Honolulu Cellular. See notes B, C, D and I to the consolidated financial statements and MD&A for further discussion of these items.

  •
  2000 results include income related to the restructuring of our ownership interest in German wireless operator E-Plus, expense recorded as a result of a general and administrative staff reduction plan, income generated from the dissolution of the AB Cellular partnership, pension settlement gains, expense resulting from the restructuring of our wireless video entertainment business and expense associated with the termination of a contract. See notes C, D, G and N to the consolidated financial statements and MD&A for further discussion of these items.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Consolidated Results of Operations

Key selected financial and operating data for the three years ended December 31, 1998, 1999 and 2000 are as follows. All references to earnings per share are on a diluted basis.

				Percent Change
	1998	1999	2000	1999 vs. 1998	2000 vs. 1999
Results of operations:
Operating revenues	$23,123	$25,224	$26,151	9.1	3.7
Operating expenses	17,219	18,787	19,267	9.1	2.6
Operating income	5,904	6,437	6,884	9.0	6.9
Interest expense	837	1,030	1,328	23.1	28.9
Net earnings (losses) of equity affiliates	92	(169)	690	N/M *	N/M
Gain (loss) on sale of operations	335	55	(14)	N/M	N/M
Other income, net	257	195	366	(24.1)	87.7
Provision for income taxes	2,224	2,040	2,378	(8.3)	16.6
Net income	$3,527	$3,448	$4,220	(2.2)	22.4
As Reported:
Net income	$3,527	$3,448	$4,220	(2.2)	22.4
Earnings per share	$1.78	$1.80	$2.23	1.1	23.9
Normalized:
Net income	$3,259	$3,825	$4,155	17.4	8.6
Earnings per share	$1.64	$2.00	$2.20	22.0	10.0
Cash Flow Data:
Cash provided by operating activities	$7,741	$8,199	$8,590	5.9	4.8
Cash used for investing activities	(5,487)	(9,888)	(9,303)	(80.2)	5.9
Cash (used for) provided by financing activities	(1,681)	(167)	487	N/M	N/M
Other:
Effective tax rate	38.7%	37.2%	36.0%	-150bps	-120bps
Average short-term debt	$3,239	$6,182	$6,987	90.9	13.0
Average long-term debt	8,220	8,599	10,740	4.6	24.9
Total average debt	$11,459	$14,781	$17,727	29.0	19.9
EBITDA(1)	10,261	11,428	12,425	11.4	8.7
EBITDA margin(2)	44.4%	45.3%	47.5%	+90bps	+220bps

*
Not Meaningful
(1)
EBITDA represents income before net interest expense, income taxes, depreciation and amortization, net earnings (losses) of equity affiliates, severance accrual, provision for restructuring and asset impairments, pension gains and other income, net. We present EBITDA because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance and because we believe that EBITDA is an additional meaningful measure of performance and liquidity. EBITDA does not represent cash flows for the period, nor is it an alternative to operating income (loss) as an indicator of operating performance. You should not consider it in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The items excluded from the calculation of EBITDA are significant components in understanding and assessing our financial performance. Our computation of EBITDA may not be comparable to the computation of similarly titled measures of other companies. EBITDA does not represent funds available for discretionary uses.

(2)
EBITDA margin is EBITDA divided by operating revenues.

Overview of consolidated results of operations

On a comparative basis, results reflect revenue growth in the core wireline business, driven by digital and data services revenues, and significant increases in our international customer bases. Expense growth was driven by volume increases at our international businesses and expenses for development and promotion of new business initiatives, including high-speed data and Internet service offerings.

Normalized net income for 1998 excludes the impacts of:

  •
  A gain from the sale of our 65% interest in BellSouth New Zealand of $110, or $0.06 per share.

  •
  A gain from the receipt of additional proceeds related to the sale of our investment in ITT World Directories of $96, or $0.05 per share.

  •
  Contingent interest and prepayment penalties associated with the repayment of a loan, which increased net income by $62, or $0.03 per share.

Normalized net income for 1999 excludes the impacts of:

  •
  The devaluation of the Brazilian Real. Our share of the foreign currency losses in our Brazilian wireless properties reduced net income by $308, or $0.16 per share. These losses are included in Net earnings (losses) of equity affiliates.

  •
  An asset impairment loss which reduced net income by $187, or $0.10 per share.

  •
  The recognition of certain foreign investment tax credits generated in prior years, which increased net income by $95, or $0.05 per share.

  •
  The gain on sale of our 100% ownership interest in Honolulu Cellular, which increased net income by $23, or $0.01 per share.

Normalized net income for 2000 excludes the impacts of:

  •
  Income generated from the redemption of AT&T from the AB Cellular Partnership, which increased net income by $292, or $0.15 per share. This income is included in Net earnings (losses) of equity affiliates.

  •
  Gains generated by the early payout of retirement benefits to employees who separated from BellSouth during 2000. These gains increased net income by $223, or $0.12 per share. These gains are recorded as offsets to Operational and support expenses.

  •
  Income related to the restructuring of our ownership interest in the German wireless operator, E-Plus, which increased net income by $68, or $0.04 per share. This gain is included in Net earnings (losses) of equity affiliates.

  •
  Expense recorded as a result of our plan to restructure our wireless video entertainment business, which reduced net income by $323, or $0.17 per share.

  •
  Expense recorded as a result of our plan to reduce our domestic general and administrative staff, which reduced net income by $48, or $0.03 per share.

  •
  Expense recorded in conjunction with the termination of a long term contract with a vendor which reduced net income by $125, or $0.07 per share.

See the notes to our consolidated financial statements for further discussion of the above matters.

Events affecting comparability

Formation of Cingular Wireless

In October 2000, we contributed our domestic wireless voice and data operations to a joint venture with SBC Communications and formed Cingular Wireless (Cingular). We own an approximate 40% stake in Cingular, and share joint control with SBC. Accordingly, we account for our share of Cingular's results using the equity method. Prior to October 2000, we consolidated the revenues and expenses of these operations. As a result of this change, our 2000 results include nine months of revenues and expenses attributable to our former domestic wireless operations and three months of equity in earnings attributable to Cingular.

Adoption of SAB 101

During 2000, we adopted a new method of recognizing revenues and expenses derived from installation and activation activities. We did this to comply with new accounting guidance contained in SAB 101, which requires that revenues from such activities be deferred and recognized over the estimated life of the relationship with the customer. As required by SAB 101, we adopted the new method effective January 1, 2000. The adoption did not affect our reported earnings for the 2000 period but did decrease our reported revenues and expenses equally by $204. SAB 101 prohibited the restatement of prior period results; as a result, our reported 1999 and 1998 operating revenues and expenses are not comparable to the 2000 period. If SAB 101 had been in effect during all periods presented, our revenues and expenses would have been reduced equally by $254 in 1998 and $248 in 1999, with no impact on net income for any period.

On January 1, 1999, we adopted a new accounting standard on capitalization of internal-use software. We did not restate our 1998 results to conform to the new policy. The impact of capitalizing software costs under the new standard was a benefit of $285, or $0.15 per share, for 1999 compared to 1998 and $322, or $0.17 per share, for 2000 compared to 1998.

Operating Revenues

Our reported operating revenues increased $2,101 during 1999 and $927 during 2000. These changes reflect:

  •
  Growth in our wireline communications operations of $1,053 during 1999 and $609 during 2000, spurred by demand for digital and data services and calling features. Growth in wireline revenues was partially offset by the effects of rate reductions related to access charge reform and competition in both the local and the long distance market.

  •
  For domestic wireless operations, an increase of $468 in 1999 and a decrease of $477 in 2000. The increase in 1999 resulted from a 13.1% expansion in the customer base. The decrease during 2000 was due primarily to the contribution of our domestic wireless operations to Cingular, as explained above, which results in only nine months of revenue from reported domestic wireless operations.

  •
  Higher revenues from our international operations of $294 in 1999 and $482 in 2000, resulting from growth in the customer bases of our current operations of 62.8% in 1999 and 67.1% in 2000. The 2000 period increase also includes the addition of new wireless operations in Colombia. The increase in international revenues attributable to customer growth was partially offset by weakening economies, changes in foreign currency rates and decreases in average monthly revenue per customer. Average monthly revenue per customer decreased as a result of penetration into lower usage market segments and a growing percentage of customers selecting lower-volume prepaid services. The average monthly revenue per international wireless customer decreased 25.7% for 1999 and 34.6% for 2000.

  •
  Volume growth and price increases in our domestic advertising and publishing operations, growth from our international directory publishing businesses purchased in mid-1999 and increases in revenues from domestic electronic media offerings.

  •
  Growth in new lines of business.

Operating Expenses

Total operating expenses increased $1,568 during 1999 and $480 during 2000. Operating expenses for 1999 included a $320 asset impairment charge related to an equipment exchange program at our domestic wireless operations. Operating expenses for 2000 were impacted by several special items, including $528 of expense for restructuring and asset impairments, expense of $203 related to a contract termination settlement, a $78 severance accrual related to a plan to reduce our domestic general and administrative staff and gains from pension settlements which reduced expense by $362. Excluding these items, total operating expenses increased $1,248 during 1999 and $353 during 2000.

Increases in both periods resulted from higher levels of spending in the core wireline business customer service and network support functions, volume driven increases at our international businesses and expenses for development and promotion of new business initiatives, including high-speed data and Internet service offerings. Also included in the 2000 results is $164 in expense from our recently acquired properties in Colombia. These increases were offset by income of $158 in 1999 and $141 in 2000 as favorable pension plan returns exceeded expenses from other employee benefits. Expenses from domestic wireless operations during the 2000 period decreased $410 from 1999 to 2000, primarily as a result of the contribution of those operations to Cingular. Operational and support expenses of our international operations were favorably impacted by $175 in 1999 and $177 in 2000 from the weakening of foreign currencies against the U.S. Dollar.

Depreciation and amortization increased $314 in 1999 and $264 in 2000 primarily as a result of additions of property, plant, equipment and software to support expansion of our wireline communications and international wireless networks.

Operating expenses for the 2000 period also included a decrease of $204 resulting from the adoption of SAB 101. If SAB 101 had been in effect during all periods presented, expenses would have been reduced by $254 in 1998 and $248 in 1999. Operating expenses include reductions totaling $452 in 1999 and $725 in 2000 from the adoption of a new accounting standard on capitalization of internal-use software.

Interest Expense

Interest expense increased $193 in 1999 and $298 in 2000. The 1999 increase was attributable to higher average debt balances resulting from commercial paper borrowings associated with the financing of our investment in Qwest and a higher portion of capitalized interest in 1998. Higher interest expense in 2000 is attributable to higher average long-term debt balances resulting from borrowings associated with the financing of our investments in Colombia and Brazil, the buyout of our partners in the Carolinas DCS business and higher interest rates.

Gain (loss) on sale of operations

Gains for 1998 include $180 from the sale of our 65% interest in BellSouth New Zealand and $155 from the receipt of additional proceeds related to the sale of our investment in ITT World Directories. Gains for 1999 include $39 from the sale of our 100% ownership interest in Honolulu Cellular and $16 from the sale of a wireless property in Alabama. During 2000, we sold our ownership interests in wireless data operations in Belgium, the Netherlands and the United Kingdom. These sales generated a pre-tax loss of $14.

Net earnings (losses) of equity affiliates

Earnings from our unconsolidated businesses decreased $261 in 1999 and increased $859 in 2000. The 1999 decrease includes $308 of foreign exchange losses related to our Brazilian properties. The 2000 increase includes a $479 gain from the redemption of AT&T from the AB Cellular partnership and $68 in income related to the restructuring of our ownership interest in our German wireless operations. The 2000 period also includes three months earnings from Cingular. Excluding the impacts of the Brazil devaluation, the gain from AB Cellular and the restructuring of the German wireless operations, earnings increased $47 in 1999 and $4 in 2000. These results are addressed in the discussions for the Domestic wireless, International operations and All other businesses segments. For more information on the special items mentioned above, see notes B and C to our consolidated financial statements.

Other income, net

Other income, net includes interest income, gains (losses) on disposition of assets, foreign currency gains (losses) and miscellaneous nonoperating income. The decrease of $62 in 1999 was attributable to a $67 reduction in interest income due to lower average cash balances and $23 of higher minority interest expense related to our less-than-100-percent owned subsidiaries, partially offset by miscellaneous nonoperating items. The change in 2000 is primarily attributable to increases of $202 from higher interest income, lower minority interest expense and changes in miscellaneous nonoperating items, partially offset by $11 in foreign currency losses.

Provision for income taxes

The provision for income taxes decreased $184 during 1999 and increased $338 during 2000. Our effective tax rate decreased from 38.7% in 1998 to 37.2% in 1999 and from 37.2% in 1999 to 36.0% in 2000.

The decrease in the 1999 effective tax rate was driven by the recognition of investment tax credits at our wireless operations in Venezuela and a change in the mix of income among taxing jurisdictions. These decreases were offset by less favorable results at foreign equity-method subsidiaries which are recorded net of tax benefits or expense. These results were significantly impacted by foreign currency losses recorded at our unconsolidated Brazilian businesses during 1999.

The decrease in the 2000 effective tax rate was driven by the impact of additional income related to the restructuring of our ownership in our German wireless operations, the recognition of tax incentives, tax benefits generated by the sale of our international wireless data properties and more favorable results from companies we report on the equity-method, which generally are recorded net of tax benefits or expense.

Results by Segment

Our reportable segments reflect strategic business units that offer similar products and services and/or serve similar customers. We have four reportable operating segments:

  •
  Wireline communications;

  •
  Domestic wireless;

  •
  International operations;

  •
  Advertising and publishing.

We have included the operations of all other businesses falling below the reporting threshold in the "All other businesses" segment. We evaluate the performance of each business unit based on net income, exclusive of charges for use of intellectual property rights and adjustments for special items that may arise. Special items are transactions or events that are included in reported results but are excluded from segment results due to their nonrecurring or nonoperational nature.

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

Wireline Communications

Wireline communications includes local exchange, network access and limited long distance services provided by wireline transport to business and residential customers in a nine-state region located in the southeastern U.S.

Effective January 1, 2000, we adopted a new method of recognizing revenues and expenses derived from installation and activation activities. We did this to comply with new accounting guidance contained in SAB 101, which requires that revenues from such activities be deferred and recognized over the estimated life of the relationship with the customer. The adoption decreased our reported revenues and expenses equally by $204 for fiscal 2000 but did not affect our earnings for any period. For management purposes and in order to provide comparable revenue and expense data, we have adjusted the 1998 and 1999 periods to present the results which would have occurred if SAB 101 was adopted on January 1, 1998.

				Percent Change
	1998	1999	2000	1999 vs. 1998	2000 vs. 1999
Results of Operations:
Operating revenues:
Local service	$9,883	$10,740	$11,262	8.7	4.9
Network access	4,563	4,695	4,885	2.9	4.0
Long distance	713	608	523	(14.7)	(14.0)
Other wireline	988	1,163	1,393	17.7	19.8
Intersegment revenues	221	318	288	43.9	(9.4)
Total operating revenues	16,368	17,524	18,351	7.1	4.7
Operating expenses	11,497	11,696	12,143	1.7	3.8
Operating income	4,871	5,828	6,208	19.6	6.5
Segment net income	$2,751	$3,315	$3,503	20.5	5.7
Key Indicators:
Access line counts (000's):
Access lines:
Residential	16,497	17,002	17,135	3.1	0.8
Business	7,859	8,232	8,525	4.7	3.6
Other	274	265	248	(3.3)	(6.4)
Total access lines	24,630	25,499	25,908	3.5	1.6
Access line equivalents(1)	12,584	17,770	28,321	41.2	59.4
Total equivalent access lines	37,214	43,269	54,229	16.3	25.3
Resold lines and unbundled network elements (000's)	562	816	1,308	45.2	60.3
Access minutes of use (millions)	104,373	110,088	113,913	5.5	3.5
Long distance messages (millions)	784	644	504	(17.9)	(21.7)
Internet customers	377	695	956	84.4	37.6
ADSL customers	—	30	215	N/M	N/M
Digital and data services revenues	$2,012	$2,635	$3,344	31.0	26.9
Calling feature revenues	$1,639	$1,913	$2,145	16.7	12.1

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

Operating Revenues

Local service

Local service revenues increased $857 during 1999 and $522 during 2000, attributable to strong demand for calling features and digital and data services.

Total equivalent access lines increased 16.3% during 1999 and 25.3% during 2000. Residential access lines rose 3.1% during 1999 and 0.8% during 2000. The growth in residential lines has slowed substantially as a result of increasing competition and slowing of economic growth in our wireline service area. Business access lines, including both switched access lines and data circuits, grew 27.1% during 1999 and 41.7% during 2000, propelled by expanding demand for our digital and data services, and offset by the effects of increasing competition.

Revenues from optional calling features such as caller ID, call waiting, call return and voicemail service increased $274, or 16.7%, during 1999 and $232, or 12.1%, during 2000. These increases were driven by demand for our Complete Choice® package, a one-price bundled offering of over 20 calling features. The 1999 increase also includes the effect of positive rate impacts on revenues from these features.

Increased penetration of extended local area calling plans also increased local service revenues by approximately $182 during 1999 and $168 during 2000.

Network access

Network access revenues grew $132 in 1999 and $190 in 2000. Access minutes of use rose 5.5% and 3.5% during the same periods. Increases in access lines and promotional activities by long distance carriers continue to be the primary drivers of the increase in minutes of use. The 2000 growth in minutes was also positively impacted by the additional day of activity resulting from the leap year.

The growth rate in total minutes of use continues to be negatively impacted by the trend of business customers migrating from traditional switched circuits to higher capacity data line offerings which are fixed-charge based rather than per-minute-of-use based. Revenues from these dedicated circuit services grew approximately $155 in 1999 and $296 in 2000 as Internet service providers and high-capacity users increased their use of our network. The growth rate in switched minutes of use has also been negatively impacted by competition from competitive local exchange carriers whose traffic completely bypasses our network.

Volume-related growth was largely offset by net rate impacts that decreased revenues by $158 in 1999 and $339 in 2000. These reductions are primarily related to the FCC's access reform and productivity factor adjustments. The reductions were partially offset by recoveries of local number portability costs in both 1999 and 2000.

Long distance

The decreases during 1999 and 2000 are primarily attributable to decreases in long distance message volumes of 17.9% in 1999 and 21.7% in 2000. The 2000 decrease in revenues attributable to the loss of message volumes was offset by a $30 revenue reduction in 1999 for a regulatory ruling related to compensation we received from long distance carriers for interconnection to our public payphones. Also offsetting the decreases were increased revenues from the provision of digital and data services of $21 in 1999 and $36 in 2000.

Competition and increased penetration of extended local area calling plans continue to have an adverse impact on the number of customers who use our long distance service and ultimately reduce our long distance message volumes and revenues. Effective February 1999, we implemented 1+ dialing parity in the last of the nine states in our region, which allows customers to choose a competing intraLATA long distance carrier without having to dial a special access code. We believe that competition will continue to adversely impact long distance message volumes and revenues until we are granted full long distance relief under the Telecommunications Act of 1996.

Other wireline and intersegment revenues

Other wireline and intersegment revenues increased 22.5%, from $1,209 in 1998 to $1,481 in 1999, and increased 13.5% to $1,681 in 2000. Higher revenues of $177 in 1999 and $293 in 2000 resulted primarily from sales of unbundled network elements, collocation of competing carriers' equipment in our facilities, interconnection charges to wireless carriers, demand for our Internet access offering and proceeds from universal service funds. At December 31, 2000 we had 956,000 subscribers to our BellSouth Internet Service, an increase of 37.6% compared to 1999. Revenues from sales of customer premises equipment and resale of paging services increased during 1999 but decreased during 2000. Intersegment revenues increased $97 during 1999 due to increased business activity with our other operating segments but decreased during 2000 as interconnect revenues charged to domestic wireless operations shifted from intersegment to external revenues.

Operating Expenses

Operational and support expenses

Operational and support expenses increased $169, or 2.1%, during 1999 and $196, or 2.4%, during 2000. The 1999 and 2000 periods were impacted favorably by the adoption of new rules on software capitalization. Excluding the impact of adoption, the 1999 period would have included an additional $413 of expense compared to 1998, and the 2000 period would have included an additional $510 of expense compared to 1998.

Increases in 1999 were attributable to $551 of labor costs driven by the addition of employees in customer service and network support functions and increases in salary and wage rates, $100 of costs from sales of customer premises equipment and paging equipment and other increased expenses associated with higher business volumes. These increases were offset by $84 of reductions in overtime expense in customer service and network functions and income of $153 as favorable pension plan investment returns exceeded expenses from other employee benefits. Also included in the 1999 increases were expenses related to new data initiatives, including high-speed Internet access and optical fiber-based broadband services, and promotional expenses related to expanding our Internet customer base.

The increase in 2000 was primarily attributable to increases in labor costs and reciprocal compensation expense totaling $230. Also contributing to this increase was expenses related to new data initiatives, including high-speed Internet access and optical fiber-based broadband services, and promotional expenses related to expanding our Internet customer base. These increases were offset by income of $106 as favorable pension plan returns exceeded expenses from other employee benefits.

Depreciation and amortization

Depreciation and amortization expense increased $30 during 1999 and $251 during 2000. The increases are primarily attributable to amortization of capitalized internally developed software and depreciation resulting from higher levels of net property, plant and equipment.

Domestic Wireless

During fourth quarter 2000, we contributed our domestic wireless operations to Cingular, and we account for our investment in Cingular under the equity method. For management purposes, however, we evaluate Cingular's results based on our proportionate share of Cingular's results. Accordingly, the operating revenues and expenses reported for our domestic wireless segment reflect 40% of Cingular's total revenues and expenses.

Certain reclassifications of prior period amounts have been made, where appropriate, to reflect comparable operating results.

				Percent Change
	1998	1999(1)	2000	1999 vs. 1998	2000 vs. 1999

Total operating revenues	$2,968	$3,486	$4,219	17.5	21.0
Operating expenses	2,594	3,158	3,608	21.7	14.2
Operating income	374	328	611	(12.3)	86.3
Net earnings (losses) of equity affiliates	165	144	145	(12.7)	0.7
Segment net income	283	234	357	(17.3)	52.6
Customers(2)	4,320	4,887	8,337	13.1	70.6
Average monthly revenue per customer(2)	$58	$57	$56	(1.7)	(1.8)

(1)
1999 results exclude the impact of an asset impairment loss described in note D to the consolidated financial statements. 1999 results also exclude gains from the sale of wireless properties in Honolulu and Dothan described in note C to the consolidated financial statements.
(2)
The amounts shown are for our consolidated properties and/or proportionate share of Cingular's operating results and do not include customer data for any of our previously-held unconsolidated businesses.

Operating Revenues

Total operating revenues grew $518, or 17.5%, during 1999 and $733, or 21.0%, during 2000. These increases are attributable to higher airtime, access and equipment sales revenues driven by organic customer growth and, for 2000, the higher customer base created by the formation of Cingular. Customer growth in both years was driven by advertising, enhanced volume pricing strategies such as one-rate plans, rollover minute plans, bundled minutes at lower rates and prepaid calling plans and competitive incentive programs such as discounted wireless handsets. Average monthly usage by customers increased during 1999 and 2000 and, when combined with the increase in total customers, drove increases in total minutes of use. Average monthly revenue per customer remained relatively flat during 1999 and 2000 due primarily to declines in per-minute rates in response to competition and further penetration into lower-usage market segments.

We expect competition to continue to intensify and pressure pricing in the markets that Cingular serves. We believe this will further stimulate customer growth and demand and continue to increase usage as the overall market is expanded.

Operating Expenses

Operational and support expenses

Operational and support expenses increased $421, or 20.2%, during 1999 and $493, or 19.7%, during 2000. These increases are due to higher customer acquisition costs, higher network costs associated with network usage and costs related to new customer promotions. Higher customer acquisition costs resulted from customer growth of 13.1% in 1999 and 70.6% in 2000. Network usage and the related expense have increased as a result of customer and volume growth in established markets.

Depreciation and amortization

Depreciation and amortization increased $143, or 27.9%, during 1999 and decreased $43, or 6.6%, during 2000. The increase in 1999 was primarily attributable to the additions of property, plant and equipment totaling $550. These additions were primarily attributable to the build-out of PCS markets, expansion of the network related to growth in the customer base and deployment of digital cellular across all of our consolidated markets. The 1999 increase is also attributable to accelerated depreciation on network equipment that, as part of an equipment exchange program, was replaced over an 18 month period from June 1999 through December 2000. Depreciation expense in 2000 was favorably impacted by the lower asset base which resulted from the equipment exchange program.

Net Earnings (Losses) of Equity Affiliates

Net earnings (losses) of unconsolidated domestic wireless businesses decreased $21 in 1999 and remained relatively flat in 2000. The 1999 decrease is principally due to lower earnings at our business in Los Angeles, attributable to higher acquisition costs associated with customer additions and increased amortization expense that resulted from the reorganization of our ownership interests in fourth quarter 1998.

International Operations

International operations is comprised principally of our investments in wireless businesses in eleven countries in Latin America as well as in Denmark, Germany, India and Israel. Consolidated operations include our businesses in Argentina, Chile, Colombia, Ecuador, Nicaragua, Peru and Venezuela. The 1998 period results also include the results of BellSouth New Zealand, which was sold in fourth quarter 1998. All other businesses are accounted for under the equity method, and accordingly their results are reported as Net earnings (losses) of equity affiliates.

				Percent Change
	1998	1999(1)	2000	1999 vs. 1998	2000 vs. 1999

Total operating revenues	$1,995	$2,291	$2,810	14.8	22.7
Operating expenses	1,761	2,173	2,765	23.4	27.2
Operating income	234	118	45	(49.6)	(61.9)
Net losses of equity affiliates	(69)	(2)	(68)	N/M	N/M
Segment net loss	(62)	(4)	(170)	N/M	N/M
Customers(2)	2,598	4,230	7,069	62.8	67.1
Average monthly revenue per customer(2)	$70	$52	$34	(25.7)	(34.6)

(1)
1999 results exclude the impact of the Brazil devaluation which is discussed in note B to the consolidated financial statements.
(2)
The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.

Operating Revenues

The increases of $296 during 1999 and $519 during 2000 are primarily due to substantial growth in the customer bases of our consolidated operations, which collectively have increased 62.8% in 1999 and 67.1% in 2000. Partially offsetting the impacts of customer growth were impacts from weakened economies in Peru and Argentina. Growth was further offset by declining monthly revenue per customer resulting from continued expansion into lower-usage customer segments through offerings such as prepaid cellular service and competitive pressures in certain countries. We now offer prepaid cellular products to all of the countries we serve in Latin America. Revenue growth in 1999 was negatively affected by the absence of revenues from BellSouth New Zealand, which was sold in fourth quarter 1998. The 2000 increase also includes $147 of revenues attributable to our new Colombian wireless operations and the consolidation of the Nicaraguan operations beginning first quarter 2000.

A stronger U.S. Dollar against foreign currencies has had a negative impact on reported revenues. Absent changes in foreign currency exchange rates, reported revenues would have increased $534 in 1999 and $808 in 2000.

Operating Expenses

Operational and support expenses

Operational and support expenses increased $327, or 23.3%, in 1999 and $437, or 25.2%, in 2000. These increases are primarily the result of operational and customer acquisition costs associated with growth in customer levels and expanded operations. Since 1998, our existing operations have added 3.3 million customers in Argentina, Chile and Venezuela. We have also added approximately 1.2 million customers through the acquisition and development of businesses in Colombia, Ecuador, Nicaragua and Peru. The 2000 increase also includes $125 of expenses attributable to our new Colombian wireless operations and the consolidation of the Nicaraguan operations beginning first quarter 2000.

Operational and support expenses denominated in local currencies were favorably impacted by the weakening of foreign currencies against the U.S. Dollar. Absent changes in foreign currency exchange rates, reported operational and support expenses would have increased $502 in 1999 and $614 in 2000.

Depreciation and amortization

Depreciation expense increased $64 in 1999 and $92 in 2000. These increases are due primarily to higher gross depreciable plant resulting from the continued investment in our wireless network infrastructure. Amortization expense increased $21 during 1999 and $63 during 2000 as a result of growth in intangibles related to our purchase of additional ownership interests in several Latin American operations.

Net Losses of Equity Affiliates

Net losses from our international equity affiliates improved $67 to $(2) in 1999 and decreased $66 to $(68) in 2000.

The increase in 1999 is due to stronger results from our investments in Germany, Nicaragua and Panama. All of these businesses experienced substantial growth in their customer bases during the 1998-1999 period. Offsetting these improvements were losses related to our operations in Brazil; these losses were attributable to costs associated with the start-up of operations during 1998 and economic weakness in the region during 1999.

The decline in earnings from our unconsolidated international businesses during the 2000 period is due to lower operating results from our investments in Brazil and Germany. Both of these businesses experienced significant increases in operational and customer acquisition costs resulting from substantial growth in their customer bases. In addition, a depreciating currency in Brazil resulted in higher foreign currency losses of $73.

Our operations in Brazil continue to be affected by weakness in the local economy. Operational revenues have been negatively impacted as the weakened currency has caused average revenue per subscriber to decline. In addition, we expect that our earnings will continue to be affected by foreign currency gains or losses associated with the U.S. Dollar-denominated debt issued by our Brazilian businesses.

Advertising and Publishing

Our advertising and publishing segment is comprised of companies in the U.S. and Latin America that publish, print, sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic product offerings.

				Percent Change
	1998	1999	2000	1999 vs. 1998	2000 vs. 1999

Operating revenues:
External revenues	$1,891	$2,010	$2,178	6.3	8.4
Intersegment revenues	—	18	22	N/M	22.2
Total operating revenues	1,891	2,028	2,200	7.2	8.5
Operating expenses	1,042	1,127	1,163	8.2	3.2
Operating income	849	901	1,037	6.1	15.1
Segment net income	530	556	637	4.9	14.6

Operating Results

External revenues increased $119 during 1999 and $168 during 2000. The 1999 increase was principally a result of $69 in revenues from our new directory publishing operations in Peru and Brazil. To a lesser extent, the increased revenues were driven by volume growth and price increases in the domestic operations. Increases in revenues of $14 from our electronic media offerings also contributed.

The 2000 increase resulted principally from $74 in growth at the domestic advertising and publishing operations driven by volume growth and price increases. In addition, our directory publishing operations in Peru and Brazil contributed $66 to the increase. Also contributing to the 2000 increase was an increase of $28 in the revenues from our domestic electronic media offerings.

Operational and support expenses increased $79 in 1999 and $31 in 2000. These increases are primarily due to growth at our operations in Peru and Brazil totaling $71 for 1999 and $59 for 2000. Also contributing to the increases are costs of $26 for 1999 and $17 for 2000 associated with growth in electronic media offerings. These increases were offset by lower costs of $18 in 1999 and $45 in 2000 at the domestic directory businesses attributable to expense control efforts. Depreciation and amortization remained relatively flat in both 1999 and 2000.

All Other Businesses

This segment is primarily comprised of new business initiatives such as entertainment (cable and wireless television), Internet access marketing, wireless data and long distance. The stand-alone revenues and expenses of our Internet access marketing company which are included in this segment are eliminated in consolidation and reported as part of the wireline communications results.

				Percent Change
	1998	1999	2000	1999 vs. 1998	2000 vs. 1999

External revenues	$113	$280	$425	147.8	51.8
Intersegment revenues	227	371	413	63.4	11.3
Total operating revenues	$340	$651	$838	91.5	28.7
Operating expenses	$700	$971	$1,084	38.7	11.6
Operating loss	$(360)	$(320)	$(246)	11.1	23.1
Segment net loss	$(210)	$(215)	$(189)	(2.4)	12.1

Operating Results

External revenues increased $167 in 1999 and $145 in 2000, primarily driven by growth in revenues of $59 in 1999 and $71 in 2000 from the resale of long distance services in markets outside of our wireline region, $27 in 1999 and $16 in 2000 from interactive paging services and $31 in 1999 and $24 in 2000 from wireless television offerings.

Operating expenses for 1999 and 2000 reflect increased spending associated with new product and/or market introductions in all of these businesses. Higher headcount associated with customer support and installation functions also contributed to the increase in operational and support expenses of $223 in 1999 and $78 in 2000. Depreciation and amortization has increased $48 in 1999 and $35 in 2000 reflecting our continuing investment of resources associated with the growth of these businesses.

During 2000, we announced that we would restructure our wireless video entertainment business. See note N to our consolidated financial statements for a discussion of this event.

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

Net cash provided by (used for):

				Percent Change
	1998	1999	2000	1999 vs. 1998	2000 vs. 1999

Operating activities	$7,741	$8,199	$8,590	5.9	4.8
Investing activities	$(5,487)	$(9,888)	$(9,303)	(80.2)	5.9
Financing activities	$(1,681)	$(167)	$487	N/M	N/M

Net cash provided by operating activities

Cash generated by operations increased $458 during 1999 and $391 during 2000. The 1999 increase was primarily attributable to higher operating revenues, cash proceeds of $632 associated with the sublease of wireless towers to Crown Castle International and the impact of the adoption of SOP 98-1. Partially offsetting these impacts were higher operating expenses and working capital requirements to support growth in our core wireline business, substantial increases in the wireless customer base and new initiatives such as Internet, wireless data, long distance and video.

The increase for the 2000 period was driven by higher revenues but was offset significantly by a $530 decrease in proceeds from the sublease of wireless towers and increases in working capital demands attributable to the factors which were discussed for 1999.

Net cash used for investing activities

During 2000, we invested $7.0 billion for capital expenditures to support our wireline and wireless networks, to promote the introduction of new products and services and increase operating efficiency and productivity. We continue to make significant investments that support deployment of high-speed Internet access and optical fiber-based broadband services. Also included in these expenditures for 2000 is approximately $725 in costs related to the purchase and development of internal-use software.

Also during 2000, we paid approximately $1.8 billion to acquire new or additional interests in our domestic and international wireless businesses. Included in this amount is $299 for our investment in Celumóvil (Colombia), $414 for the purchase of Cocelco (Colombia), $885 to buy out our partners in the Carolinas DCS partnerships and $240 for our investment in Tele Centro Oeste (Brazil).

In addition to amounts paid for purchases, we advanced approximately $443 to our partner in our German wireless operations which was used toward the purchase of new third generation wireless licenses from the German government.

We funded these activities through the issuance of new debt, including commercial paper and short-term loans with banks.

Net cash provided by (used for) financing activities

During 2000, our financing activities resulted in net proceeds of $487 as compared to a net use of $167 during 1999. Net proceeds from issuances of debt decreased as we used available cash and refinancings to pay down debt. During 2000, we issued $3.8 billion of long-term debt and used the proceeds from those issuances to retire commercial paper borrowings.

We repurchase shares of our common stock when we consider market conditions and other factors to be favorable, and plan to continue this practice in the future. During 2000, we repurchased approximately 19 million shares of our stock for $779.

Our debt to total capitalization ratio was 53.1% at December 31, 1999 compared to 54.2% at December 31, 2000. The change is primarily a function of increases in long-term debt driven by borrowings to finance acquisitions of new and additional interests in wireless businesses and other investing activities.

At February 28, 2001, we have a shelf registration statement on file with the SEC under which $1.2 billion of debt securities could be publicly offered.

Quantitative and Qualitative Disclosure About Market Risk

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

Our equity investments in Brazil hold U.S. Dollar-denominated liabilities and recognize foreign currency gains or losses when converting those liabilities into local currency. Our proportionate share of these liabilities was $1.13 billion at December 31, 2000. The equity income related to these investments is subject to fluctuations in the U.S. Dollar/Brazilian Real exchange rate. See "MD&A—Operating Environment and Trends of the Business—International Operations."

We are subject to risk from changes in foreign exchange rates for our international operations which use a foreign currency as their functional currency and are translated to U.S. Dollars. Such changes result in cumulative translation adjustments which are included in shareholders' equity. We have translation exposure to various foreign currencies with the most significant being the Brazilian Real, the Euro and the Colombian Peso. Operations in countries with hyperinflationary economies consider the U.S. Dollar the functional currency and reflect translation gains and losses in the determination of net income.

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

	2001	2002	2003	2004	2005	Thereafter	Total Recorded Amount	Fair Value

Debt:
Fixed rate debt	$7,115	$329	$861	$300	$450	$8,410	$17,465	$17,292
Average interest rate	7.03%	8.04%	7.19%	6.62%	6.89%	6.92%
Variable rate debt	$436	$1,800	$6	$181	$200	$23	$2,646	$2,647
Average interest rate	9.70%	6.53%	5.99%	7.24%	7.30%	17.73%

Operating Environment and Trends of the Business

Regulatory Developments

Our future operations and financial results will be substantially influenced by developments in a number of federal and state regulatory proceedings. Adverse results in these proceedings could materially affect our revenues, expenses and ability to compete effectively against other telecommunications carriers.

Federal policies being implemented by the Federal Communications Commission (FCC) strongly favor access reform, whereby the historical subsidy for local service that is contained in network access charges paid by long distance carriers is eliminated. Unless permanent compensatory changes are adopted, such as universal service fund contribution mandates, our revenues from this source, which constituted approximately 4.8% of our revenues during 2000, could be at risk. In addition, other aspects of access charge regulation and universal service fund contribution requirements that are applicable to local service carriers, such as our wholly-owned subsidiary BellSouth Telecommunications, Inc., are also under consideration and could result in greater expense levels or reduced revenues.

The FCC has considerable authority to establish pricing, interconnection and other policies that had once been considered within the exclusive jurisdiction of the state public service commissions. We expect the FCC to continue policies that promote local service competition.

We have petitioned the FCC for permission under the Telecommunications Act of 1996 to offer full long distance services in South Carolina and Louisiana. The FCC has denied these petitions. We are currently conducting third-party tests of our operating support systems in Georgia and Florida and expect to submit to the FCC applications to offer full long-distance wireline service in Georgia, Florida and our other states when testing and verification of our performance data are complete. We do not know if the FCC will require further changes in our network interconnection elements and operating systems before it will approve such petitions. These changes could result in significant additional expenses and promote local service competition.

Our intrastate prices are regulated under price regulation plans provided by statute or approved by state public service commissions. Some plans are subject to periodic review and may require renewal. These commissions generally may require price reductions and other concessions from us as a condition to approving these plans.

Competition

There are many competitive forces that impact our businesses. The Telecommunications Act of 1996 removed the regulatory barriers to local service competition in the wireline market and required incumbent carriers such as us to open our networks to other carriers. In the wireless market, the auction of PCS licenses has created as many as six new wireless competitors in domestic markets in addition to resellers, and the deregulation of international communications markets has introduced new global competitors to nearly all of our international businesses.

We expect local service competition to steadily increase, particularly with respect to business customers. We are losing market share with respect to business customers, particularly small business customers. Our business customers produce higher profit margins for us than residential customers. Competition for local service revenues could adversely affect our results of operations if lost revenues are not offset by revenues arising from our being authorized to offer in-region interLATA long distance wireline services, or from revenues arising from our other initiatives, such as data and broadband services. It is uncertain when we will be authorized to offer in-region interLATA long distance wireline services.

The presence of multiple aggressive competitors in our domestic and international wireless markets makes it more difficult for Cingular and for us to attract new customers and retain existing ones. Furthermore, while we do not compete primarily on the basis of price, low prices offered by competitors attempting to obtain market share have pressured us to reduce prices and develop pricing plans attractive to lower usage customers. These trends are expected to continue and could adversely affect our results of operations in the future.

We plan to compete through aggressive marketing, competitive pricing, bundled services and technical innovation. We will offer consumers a full range of services—local, long distance, Internet access, wireless and more—while remaining committed to our high level of customer service and value.

Technology

We are continually upgrading our networks with digital and optical technologies, making them capable of delivering a full complement of voice and data services. This modernization of the network is critical to our success in providing the data connectivity demanded by customers and to compete with fiber networks being constructed or currently utilized by start-ups and cable companies. This continuing effort will require investment of significant amounts of capital in the future.

Digital wireless technology is rapidly evolving and the development of a common roaming platform for digital wireless technologies could result in more intense competition and have an adverse effect on our results of operations.

Domestic Economic Trends

Recent economic indicators show evidence of a deceleration in growth in our region. If this trend worsens, our revenues and ultimately our earnings could be negatively affected.

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

Legal Matters

We are involved in numerous legal proceedings associated with state and federal regulatory matters, the disposition of which could materially impact our operating results and prospects. See note M to our consolidated financial statements.

New Accounting Pronouncements

See note A to our consolidated financial statements.

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

There are possible developments that could cause our actual results to differ materially from those forecast or implied in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which are current only as of the date of this filing. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

While the below list of cautionary statements is not exhaustive, some factors that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

  •
  a change in economic conditions in domestic or international markets where we operate or have material investments which would affect demand for our services;

  •
  significant deterioration in foreign currencies relative to the U.S. dollar in foreign countries in which we operate;

  •
  changes in U.S. or foreign laws or regulations, or in their interpretation, which could result in the loss, or reduction in value, of our licenses, concessions or markets, or in an increase in competition, compliance costs or capital expenditures;

  •
  a decrease in the growth rate of demand for the services which we offer;

  •
  the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;

  •
  protracted delay in our entry into the interLATA long distance market;

  •
  higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;

  •
  unanticipated higher capital spending from, or delays in, the deployment of new technologies; and

  •
  the impact of the wireless joint venture with SBC Communications, known as Cingular Wireless, including marketing and product development efforts and financial capacity.

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

Management also recognizes its responsibility for fostering a strong ethical climate so that BellSouth's affairs are conducted according to the highest standards of personal and corporate conduct and in compliance with applicable laws and regulations. This responsibility is communicated to all employees through policies and guidelines addressing such issues as conflict of interest, safeguarding of BellSouth's real and intellectual properties, providing equal employment opportunities and ethical relations with customers, suppliers and governmental representatives. BellSouth maintains a program to assess compliance with these policies and our ethical standards through its Senior Vice President—Corporate Compliance and Corporate Secretary.

/s/ F. Duane Ackerman F. Duane Ackerman CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER
/s/ Ronald M. Dykes Ronald M. Dykes CHIEF FINANCIAL OFFICER

February 26, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders
BellSouth Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of shareholders' equity and comprehensive income present fairly, in all material respects, the financial position of BellSouth Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, in 1999 BellSouth Corporation adopted AICPA Statement of Position 98-1 and changed its method of accounting for internal-use software development costs.

As discussed in Note A to the consolidated financial statements, in 2000 BellSouth Corporation adopted Staff Accounting Bulletin No. 101 and changed its method of accounting for certain revenues.

/s/ PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
February 26, 2001

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended December 31,
	1998	1999	2000
Operating Revenues:
Wireline communications:
Local service	$10,033	$10,887	$11,262
Network access	4,632	4,761	4,885
Long distance	713	608	523
Other wireline	1,023	1,198	1,393

Total wireline communications	16,401	17,454	18,063
Domestic wireless	2,723	3,191	2,714
International operations	1,995	2,289	2,771
Advertising and publishing	1,891	2,010	2,178
Other	113	280	425

Total Operating Revenues	23,123	25,224	26,151

Operating Expenses:
Operational and support expenses	12,862	13,796	13,726
Depreciation and amortization	4,357	4,671	4,935
Severance accrual	—	—	78
Provision for restructuring and asset impairments	—	320	528

Total Operating Expenses	17,219	18,787	19,267

Operating income	5,904	6,437	6,884
Interest expense	837	1,030	1,328
Gain (loss) on sale of operations	335	55	(14)
Net earnings (losses) of equity affiliates	92	(169)	690
Other income, net	257	195	366

Income Before Income Taxes	5,751	5,488	6,598
Provision for Income Taxes	2,224	2,040	2,378

Net Income	$3,527	$3,448	$4,220

Weighted-Average Common Shares Outstanding:
Basic	1,970	1,898	1,876
Diluted	1,984	1,916	1,891
Earnings Per Share:
Basic	$1.79	$1.82	$2.25
Diluted	$1.78	$1.80	$2.23
Dividends Declared Per Common Share	$.73	$.76	$.76

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED BALANCE SHEETS
 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	December 31, 1999	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$1,287	$1,061
Temporary cash investments	105	37
Accounts receivable, net of allowance for uncollectibles of $312 and $377	5,177	5,157
Material and supplies	451	379
Other current assets	367	772

Total Current Assets	7,387	7,406

Investments and Advances	6,097	11,010
Property, Plant and Equipment, net	24,631	24,157
Deferred Charges and Other Assets	1,564	4,180
Intangible Assets, net	3,774	4,172

Total Assets	$43,453	$50,925

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Debt maturing within one year	$7,653	$7,569
Accounts payable	1,961	2,233
Other current liabilities	3,781	3,468

Total Current Liabilities	13,395	13,270

Long-Term Debt	9,113	12,463

Noncurrent Liabilities:
Deferred income taxes	2,831	3,580
Other noncurrent liabilities	3,299	4,700

Total Noncurrent Liabilities	6,130	8,280

Shareholders' Equity:
Common stock, $1 par value (8,650 shares authorized; 1,883 and 1,872 shares outstanding)	2,020	2,020
Paid-in capital	6,771	6,740
Retained earnings	11,456	14,074
Accumulated other comprehensive income	(358)	(488)
Shares held in trust and treasury	(4,798)	(5,222)
Guarantee of ESOP debt	(276)	(212)

Total Shareholders' Equity	14,815	16,912

Total Liabilities and Shareholders' Equity	$43,453	$50,925

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (IN MILLIONS)

	For the Years Ended December 31,
	1998	1999	2000
Cash Flows from Operating Activities:
Net income	$3,527	$3,448	$4,220
Adjustments to net income:
Depreciation and amortization	4,357	4,671	4,935
Severance accrual	—	—	78
Provision for restructuring and asset impairments	—	320	528
Provision for uncollectibles	334	365	372
Pension income	(259)	(421)	(693)
Pension settlement gain	—	—	(362)
Net (earnings) losses of equity affiliates	(92)	169	(690)
Dividends received from equity affiliates	174	97	156
Minority interests in income of subsidiaries	33	57	9
Deferred income taxes and investment tax credits	304	(54)	615
(Gain) loss on sale of operations	(335)	(55)	14
Net change in:
Accounts receivable and other current assets	(458)	(860)	(1,000)
Accounts payable and other current liabilities	300	49	591
Deferred charges and other assets	1	(86)	(169)
Other liabilities and deferred credits	(58)	316	(236)
Other reconciling items, net	(87)	183	222

Net cash provided by operating activities	7,741	8,199	8,590

Cash Flows from Investing Activities:
Capital expenditures	(5,212)	(6,200)	(6,995)
Investments in and advances to equity affiliates	(637)	(138)	(576)
Acquisitions, net of cash acquired	(428)	(3,745)	(1,836)
Purchases of wireless licenses	(69)	(123)	(93)
Proceeds from sale of operations	410	215	23
Purchases of short-term investments	(236)	(143)	(507)
Proceeds from disposition of short-term investments	210	59	570
Proceeds from repayment of loans and advances	432	83	61
Other investing activities, net	43	104	50

Net cash used for investing activities	(5,487)	(9,888)	(9,303)

Cash Flows from Financing Activities:
Net (repayments) borrowings of short-term debt	(71)	4,070	(1,140)
Proceeds from long-term debt	1,752	522	4,176
Repayments of long-term debt	(782)	(217)	(451)
Dividends paid	(1,420)	(1,449)	(1,427)
Purchase of treasury shares	(1,261)	(3,120)	(779)
Other financing activities, net	101	27	108

Net cash (used for) provided by financing activities	(1,681)	(167)	487

Net Increase (Decrease) in Cash and Cash Equivalents	573	(1,856)	(226)
Cash and Cash Equivalents at Beginning of Period	2,570	3,143	1,287

Cash and Cash Equivalents at End of Period	$3,143	$1,287	$1,061

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME
 (IN MILLIONS)

	Number of Shares		Amount
	Common Stock	Shares Held In Trust and Treasury	Common Stock	Paid-in Capital	Retained Earnings	Accum. Other Compre- hensive Income (Loss)	Shares Held In Trust and Treasury	Guarantee of ESOP Debt	Total
		(a)					(a)
Balance at December 31, 1997	1,010	(18)	$1,010	$7,714	$7,382	$36	$(575)	$(402)	$15,165
Two-for-one stock split (note F)	1,010	(19)	1,010	(1,010)					—
Net income					3,527				3,527
Other comprehensive income, net of tax:
Foreign currency translation adjustment						(100)			(100)

Total comprehensive income									3,427
Dividends declared					(1,435)				(1,435)
Share issuance for employee benefit plans		3		(36)	(2)		89		51
Acquisition — related transactions		1		92			33		125
Purchase of treasury stock		(36)					(1,261)		(1,261)
Purchase of stock by grantor trusts		(1)					(38)		(38)
Tax benefit related to stock options				6					6
ESOP activities and related tax benefit					7			63	70

Balance at December 31, 1998	2,020	(70)	$2,020	$6,766	$9,479	$(64)	$(1,752)	$(339)	$16,110

Net income					3,448				3,448
Other comprehensive income, net of tax:
Foreign currency translation adjustment						(134)			(134)
Net unrealized losses on securities						(115)			(115)
Minimum pension liability adjustment						(45)			(45)

Total comprehensive income									3,154
Dividends declared					(1,436)				(1,436)
Share issuances for employee benefit plans		2			(45)		77		32
Purchase of treasury stock		(70)					(3,120)		(3,120)
Purchase of stock by grantor trust							(3)		(3)
Tax benefit related to stock options				5					5
ESOP activities and related tax benefit					10			63	73

Balance at December 31, 1999	2,020	(138)	$2,020	$6,771	$11,456	$(358)	$(4,798)	$(276)	$14,815

Net income					4,220				4,220
Other comprehensive income, net of tax:
Foreign currency translation adjustment						50			50
Unrealized losses on securities(b)						(169)			(169)
Minimum pension liability adjustment						(11)			(11)

Total comprehensive income									4,090
Dividends declared					(1,424)				(1,424)
Share issuances for employee benefit plans		9		(35)	(187)		355		133
Purchase of treasury stock		(19)					(779)		(779)
Tax benefit related to stock options				4					4
ESOP activities and related tax benefit					9			64	73

Balance at December 31, 2000	2,020	(148)	$2,020	$6,740	$14,074	$(488)	$(5,222)	$(212)	$16,912

(a)
Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of December 31, 2000, there were approximately 36 shares held in trust and 112 shares held in treasury.

(b)
Net unrealized losses include adjustments for realized gains of $17.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE A—ACCOUNTING POLICIES

In this report, BellSouth Corporation and it subsidiaries are referred to as "we" or "BellSouth".

ORGANIZATION

We are an international telecommunications company headquartered in Atlanta, Georgia. For management purposes, our operations are organized into four reportable segments: wireline communications; domestic wireless; international operations; advertising and publishing; and an "all other businesses" segment.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of BellSouth's wholly-owned subsidiaries and subsidiaries in which we have a controlling financial interest. Investments in businesses which we do not control, but have the ability to exercise significant influence over operations and financial policies, are accounted for using the equity method. We report our results on a calendar-year basis, except for our international operations which we report on a one-month lag basis. All significant intercompany transactions and accounts have been eliminated. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year's presentation.

USE OF ESTIMATES

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Such financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investments with an original maturity of over three months to one year are not considered cash equivalents and are included as temporary cash investments in the consolidated balance sheets. Interest income on cash equivalents, temporary cash investments and other interest-bearing instruments was $313 for 1998, $144 for 1999 and $221 for 2000.

MATERIAL AND SUPPLIES

New and reusable material is carried in inventory, principally at average original cost, except that specific costs are used in the case of large individual items. Non-reusable material is carried at estimated salvage value.

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

INTANGIBLE ASSETS

Intangible assets consist primarily of the excess consideration paid over the fair value of net tangible assets acquired in business combinations, and include amounts allocated to acquired licenses and customer lists. These assets are being amortized using the straight-line and accelerated methods over periods of benefit that do not exceed 40 years. Intangible assets also include amounts capitalized for computer software costs, which are amortized over periods of benefit of 3 to 8 years.

The carrying value of intangible assets is periodically reviewed to determine whether such intangibles are fully recoverable from projected net cash flows of the related business unit. Amortization of such intangibles was $135 for 1998, $273 for 1999 and $443 for 2000.

VALUATION OF LONG-LIVED ASSETS

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technological or other industry changes. For assets we intend to hold for use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, we recognize a loss for the difference between the fair value and carrying value of the asset. For assets we intend to dispose of, we recognize a loss for the amount that the estimated fair value, less costs to sell, is less than the carrying value of the assets.

FOREIGN CURRENCY

Assets and liabilities of foreign subsidiaries and equity investees with a functional currency other than U.S. Dollars are translated into U.S. Dollars at exchange rates in effect at the end of the reporting period. Foreign entity revenues and expenses are translated into U.S. Dollars at the average rates that prevailed during the period. The resulting net translation gains and losses are reported as foreign currency translation adjustments in shareholders' equity as a component of accumulated other comprehensive income (loss). Operations in countries with hyperinflationary economies consider the U.S. Dollar the functional currency.

Exchange gains and losses on transactions and equity investments denominated in a currency other than their functional currency are generally included in results of operations as incurred unless the transactions are hedged. See Derivative Financial Instruments below.

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

REVENUE RECOGNITION

Revenues are recognized when earned. Certain revenues derived from local telephone and wireless services are billed monthly in advance and are recognized the following month when services are provided. Print advertising and publishing revenues and related directory costs are recognized upon publication of directories. Revenues derived from other telecommunications services, principally network access, long distance and wireless airtime usage, are recognized monthly as services are provided. Revenues from installation and activation activities are deferred and recognized over the life of the customer relationship which is generally 4 years. Allowances for uncollectible billed services are adjusted monthly. The provision for such uncollectible accounts was $334 for 1998, $365 for 1999 and $372 for 2000.

MAINTENANCE AND REPAIRS

The cost of maintenance and repairs of plant, including the cost of replacing minor items not resulting in substantial betterments, is charged to operating expenses.

ADVERTISING

We expense advertising costs as they are incurred. Our total advertising expense was $509 for 1998, $539 for 1999 and $460 for 2000.

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

	1998	1999	2000
Basic common shares outstanding	1,970	1,898	1,876
Incremental shares from stock options	14	18	15

Diluted common shares outstanding	1,984	1,916	1,891

The earnings amounts used for per-share calculations are the same for both the basic and diluted methods.

ADOPTION OF NEW ACCOUNTING STANDARDS

Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101) which provides guidance on revenue recognition. SAB 101 is effective for fiscal years beginning after December 15, 1999. During 2000 and prior years, consistent with industry practice, we recognized telecommunications service activation fees and certain related costs at the time of service initiation. Based on guidance in SAB 101, we changed our accounting policies, effectively deferring the recognition of revenue and certain related costs associated with new service activation over the life of the customer relationship. Costs are deferred only to the extent that revenue is deferred.

We accounted for SAB 101 as a change in accounting principle effective January 1, 2000, and therefore have not restated prior year financial statements. The net effect of adoption resulted in deferring $1,426 in revenues and certain related costs related to activation services provided prior to January 1, 2000. These revenues and costs are to be recognized over a period of approximately 4 years. Because an equal amount of revenue and expense was deferred, there was no impact on net income for the change in accounting principle. This resulted in a net reduction in revenues and expenses during 2000 of $204. The net reduction of $204 is comprised of current deferrals of $785 and recognition of $581 of previously deferred amounts.

In accordance with the provisions for adoption of SAB 101, we have restated our quarterly information in note Q to apply the provisions to all 2000 periods.

Capitalization of Internal-Use Software Costs

In the first quarter of 1999, we adopted a new accounting standard (SOP 98-1) related to the capitalization of certain costs for internal-use software development. Adoption of the new standard caused an increase in earnings as a result of the capitalization of costs that had previously been expensed. The impacts on income before income taxes, net income and earnings per share were as follows:

	1999	2000
Income before income taxes	$452	$518

Net income	$285	$322

Earnings per share	$.15	$.17

The adoption also changed the classification of these expenditures in the consolidated statements of cash flows from operating to investing activities.

RECENT ACCOUNTING PRONOUNCEMENTS

Derivative Instruments and Hedging Activities

Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives are to be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We adopted SFAS No. 133 on January 1, 2001; the impact of the adoption was not material to our financial condition or results of operations.

NOTE B—INVESTMENTS AND ADVANCES

We hold investments in various domestic and international partnerships and ventures which are accounted for under the equity method. We also hold investments in equity securities which are accounted for under the cost method. Investments and advances at December 31 consists of the following:

	1999	2000
Investments accounted for under the equity method:
AB Cellular	$1,681	$1,894
Cingular Wireless (Cingular)	—	348
Other	257	259

	1,938	2,501

Investments accounted for under the cost method	3,469	3,496
Advances to and notes receivable from affiliates	690	5,013

Investments and Advances	$6,097	$11,010

EQUITY METHOD INVESTMENTS

Ownership in equity investments at December 31 is as follows:

	1999	2000
AB Cellular (U.S.)(1)	44.4%	100.0%
Abiatar (Uruguay)	46.0%	46.0%
BellSouth Guatemala(2)	60.0%	60.0%
BellSouth Nicaragua(3)	49.0%	—
BellSouth Panama	43.7%	43.7%
BCP—São Paulo (Brazil)	44.5%	44.5%
BSE—Northeast (Brazil)	46.8%	46.8%
Cellcom (Israel)	34.8%	34.8%
Cingular Wireless (U.S.)(4)	—	40.0%
E-Plus (Germany)	22.5%	22.5%
OESP Midia (Brazil)	40.0%	40.0%
Sonofon (Denmark)	46.5%	46.5%
Skycell (India)	24.5%	24.5%

(1)
We redeemed AT&T from AB Cellular in December 2000. In January 2001, we then contributed our remaining investment to Cingular. This investment was accounted for under the equity method since our control was temporary. See note C for further discussion.
(2)
This investment is accounted for under the equity method due to the existence of significant minority rights that limit our ability to exercise unilateral control over the operation.
(3)
After a change of law in Nicaragua in December 1999, we increased our 49% ownership interest to an 89% controlling stake in the Nicaraguan wireless operations. Accordingly, in first quarter 2000, the results of the Nicaraguan operations, which were previously reported under the equity method, were changed to the consolidation method.
(4)
Cingular was created in October 2000 as a joint venture between BellSouth and SBC Communications. We share joint control of Cingular with SBC Communications. See note C for further discussion.

SUMMARY FINANCIAL INFORMATION OF EQUITY INVESTEES

A summary of combined financial information as reported by our equity investees is set forth below:

	1999	2000
Balance Sheet Information:
Current assets	$2,634	$5,118

Noncurrent assets	$8,625	$31,623

Current liabilities	$1,524	$16,757

Noncurrent liabilities	$5,946	$16,185

	1998	1999	2000
Income Statement Information:
Revenues	$3,766	$5,326	$9,188

Operating Income	$188	$433	$906

Net (Loss) Income	$(116)	$(638)	$1,201

Brazil Devaluation

In January 1999, the Brazilian Government changed its foreign exchange policy, extinguishing the exchange band through which it had managed the range of the fluctuation of the Real in relation to the U.S. Dollar, allowing the market to freely determine the exchange rate. As a consequence of this change, the Real devalued significantly in relation to the U.S. Dollar in early 1999. The devaluation and subsequent fluctuations in the exchange rate resulted in our Brazilian wireless properties recording net currency losses related to their net U.S. Dollar-denominated liabilities. Our share of the foreign currency losses was $308 for 1999 and $73 for 2000.

COST METHOD INVESTMENTS

We have investments in marketable securities, primarily common stocks, which are accounted for under the cost method. These investments are comprised primarily of an approximate 5% equity interest in Qwest Communications International Inc. and are classified as available-for-sale under SFAS 115. Under SFAS 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses, net of income taxes, recorded in accumulated other comprehensive income (loss) in our statement of changes in shareholders' equity and comprehensive income. The fair values of our investments in marketable securities are determined based on market quotations. The table below shows certain summarized information related to these investments at December 31, 1999 and 2000:

1999	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment in Qwest	$3,500	$—	$318	$3,182
Other investments	157	130	—	287

Total	$3,657	$130	$318	$3,469

2000	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment in Qwest	$3,500	$—	$472	$3,028
Other investments	484	81	97	468

Total	$3,984	$81	$569	$3,496

In January 2001, we sold a portion of our investment in Qwest. See note R for additional information.

ADVANCES AND NOTES RECEIVABLE

In addition to our equity investments, we have made advances to several of our equity affiliates. Included in our consolidated balance sheet at December 31, 2000 are advances totaling $3,842 to our former domestic wireless operations which were contributed to Cingular. These advances carry an interest rate of 7.5%. Repayment of these borrowings is contingent upon Cingular's ability to raise capital for repayment. Cingular also owes us $103 at December 31, 2000, which represents current receivables, and is included in other current assets. We have also made advances to KPN totaling $443, as discussed in note C. In addition, we have made advances to our partnerships in Brazil and Israel that bear interest varying at rates based on LIBOR, mature between 2004 and 2006 and totaled $433 at December 31, 1999 and $398 at December 31, 2000.

We have noncontrolling financial interests ranging from 70% to 80% in the CSL Ventures and 1155 Peachtree Associates real estate partnerships. We have notes receivable from and advances to these partnerships totaling $161 at December 31, 1999 and 2000. The notes bear interest at rates ranging from 6.31% to 7.88% while the advances bear interest at the federal funds rate plus .30%. Principal amounts outstanding at December 31, 2000 are due and payable to us between November 14, 2001 and January 15, 2038. The instruments require periodic payments of interest and are collateralized by various real estate holdings.

During 1998, we recorded additional income of $102, or $62 after tax, as a result of the payment to us of contingent interest and prepayment penalties associated with an advance to an affiliate.

NOTE C—PARTNERSHIPS, ACQUISITIONS AND
DIVESTITURES

We have completed various transactions to further our strategy of expanding our core operations and divested of interests that no longer meet our strategic objectives. A summary of significant transactions follows:

DOMESTIC WIRELESS

Buyout of PCS Partnerships

In September 2000, we acquired the remaining 44.2% interest in the Carolinas PCS partnership bringing our ownership interest to 100%. The partnership provides PCS service in North Carolina, South Carolina and northeast Georgia. The purchase price of $885 was funded through the issuance of commercial paper. The PCS property and related debt was subsequently contributed to Cingular, which is described below.

Cingular

In October 2000, we combined our domestic wireless voice and data businesses with those of SBC Communications in a joint venture. The venture, Cingular, is owned 40% by BellSouth and 60% by SBC Communications but is jointly controlled. The investment in Cingular is accounted for under the equity method; accordingly, we include our proportionate share of Cingular's earnings as Net earnings (losses) of equity affiliates in our consolidated income statement.

We contributed the following amounts to Cingular during 2000:

Current assets	$675
Noncurrent assets	4,655

Total assets	$5,330

Current liabilities	$1,637
Noncurrent liabilities	3,396

Total liabilities	$5,033

Net assets contributed	$297

Redemption of AT&T from AB Cellular Partnership

In December 2000, we exercised our option to redeem AT&T's 55.6% partnership interest in AB Cellular Holding, LLC (AB Cellular) as part of a venture agreement with AT&T Wireless Services, by distributing to AT&T the Los Angeles area cellular business. This transaction was accounted for as a non pro rata distribution, and accordingly was accounted for at fair value. As a result of this transaction we reported a pre-tax gain of $479, which is included in Net earnings (losses) of equity affiliates. The overall net income impact of this gain was $292. Our recorded gain represented 44.4% of the excess of the fair value of the Los Angeles net assets over the book value of those assets.

As of December 31, 2000, BellSouth held the remaining assets of the AB Cellular partnership. These assets included 100% of the Houston-area cellular market; 87.35% of the Galveston, Texas-area market; and approximately $1.1 billion in cash. In early January 2001, we contributed our interests in these investments, including the cash, to Cingular. The total book value of the contribution approximated $1.7 billion. Subsequent to the contribution of our remaining AB Cellular investment, our book investment exceeded our proportionate share of the net assets of Cingular by approximately $126. This excess is being amortized using the straight-line method over the average remaining lives of the underlying intangible assets.

INTERNATIONAL OPERATIONS

1998

We purchased additional ownership interests in existing wireless operations in Brazil, Ecuador and Venezuela for approximately $475.

1999

We invested $20 in a venture in Guatemala that won rights to three PCS licenses which cover a substantial portion of the country.

We also raised our ownership interest in our Peruvian communications company through a series of transactions totaling $238, increasing our ownership from 59% to 97%.

2000

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

As part of this transaction, we also agreed to make up to $3 billion of loans available to KPN to be used for further wireless investments in Europe and received non-detachable warrants to purchase approximately 90 million additional shares of KPN. Our commitment to lend expires and all loans made under the commitment must be repaid on March 1, 2004. We loaned approximately $443 to KPN during 2000, reducing our commitment to lend to KPN to $2.56 billion. KPN applied the proceeds towards the purchase of new third generation wireless licenses from the German government for use by our German operations. We also guaranteed $1.35 billion in bank loans to our German operations, the proceeds of which were also applied towards the purchase of the new licenses, bringing the bank loans to our German operations that we have guaranteed to $1.827 billion. In December 2000, KPN agreed not to make any further draws against our lending commitment prior to January 2003 unless the draws are used to repay loans we have made to KPN or to our German operations, or unless all such loans have already been repaid. The loan to KPN is included in Investments and Advances in our consolidated balance sheet at December 31, 2000.

TCO purchase

In May 2000, we completed the purchase of a combination of voting common stock and American Depository Receipts representing nonvoting preferred stock of Tele Centro Oeste Celular Participacoes SA (TCO), a Brazilian company, for a total purchase price of approximately $240. Tele Centro Oeste provides cellular service in central-west Brazil, including Brasilia, as well as northern Brazil. The common stock portion of the investment represents 11.8% of the voting power of Tele Centro Oeste. The combined investment in common and preferred stock represents 17.3% of the total capital of Tele Centro Oeste. This investment is accounted for under the cost method, subject to the guidelines of available-for-sale securities under SFAS 115.

Colombia

In June 2000, we acquired a 50.4% controlling equity interest in Celumóvil S.A. for a purchase price of approximately $399, funded by $299 of cash and $100 note payable due December 2000. We have commenced cobranding Celumóvil with the BellSouth brand. Celumóvil/BellSouth provides wireless service in the Eastern region of Colombia, which includes the capital city of Bogota, and in the Atlantic or coastal region.

In July 2000, Celumóvil/BellSouth acquired 100% of Cocelco, a wireless operator that since 1984 has been serving the Western region of Colombia, which includes the cities of Medellin and Cali. This acquisition was funded by a $384 capital contribution and a $30 shareholder loan from BellSouth. This transaction increased BellSouth's ownership interest in Celumóvil to approximately 66.0%.

In conjunction with the Colombian transactions, we have entered into a series of put and call agreements whereby we can acquire, or be compelled to acquire, additional shares of Celumóvil from our primary partner in Celumóvil, up to our partner's entire interest, at or close to an appraised fair value between the second and ninth anniversary of our June 2000 acquisition of our initial interest in Celumóvil. Our partner's first put option for up to a number of shares currently equal to approximately 14% of Celumóvil's outstanding stock is first exercisable in June 2002. Our first call option for up to a number of shares currently equal to approximately 9% of Celumóvil's outstanding stock is first exercisable in December 2003.

In all transactions, the excess of the respective purchase price over the net book value of the assets acquired was allocated to customer lists, wireless licenses or goodwill. The excess consideration paid over net assets acquired, along with other intangible assets, is being amortized using either straight-line or accelerated methods over periods of benefit, which do not exceed 40 years.

ADVERTISING AND PUBLISHING

During 1999, we acquired a non-controlling 40% interest in OESP Midia Ltda., a directory publishing business in Brazil for approximately $23. This investment is accounted for using the equity method. In addition, we acquired 100% of Listel-Listas Telefonicas, a directory publishing business in Brazil, for total consideration of approximately $115. This business is accounted for using the consolidation method.

For both transactions, the excess of the respective purchase price over the net book value of the assets acquired was assigned to goodwill, and is being amortized over 15 years using the straight-line method.

WIRELESS DATA

During 1998, we completed a transaction which increased our ownership interest in our U.S. mobile data operations to 90% and our UK mobile data operations to 100%. During 2000, we sold the UK operations (see discussion below) and contributed the U.S. mobile data operations to Cingular.

DIVESTITURES

1998

We sold our 65% ownership interest in BellSouth New Zealand to Vodafone Group Plc for total proceeds of $254. The pretax gain on the sale was $180, or $110 after tax.

We received $155 of additional proceeds from the 1997 sale of our interest in ITT World Directories. The pretax gain from the proceeds was $155, or $96 after tax.

1999

We sold our 100% interest in Honolulu Cellular to AT&T for total proceeds of $194. The pretax gain on the sale was $39, or $23 after tax.

We sold our 100% interest in a wireless property located in Dothan, Alabama for total proceeds of $21. The pretax gain on the sale was $16, or $10 after tax.

2000

In July 2000, we sold our ownership interests in mobile data operations in Belgium, the Netherlands and the United Kingdom for total proceeds of $28. These sales generated a pre-tax net loss of $14 and a $30 after-tax gain resulting from tax benefits associated with the sale of the operations in the United Kingdom.

NOTE D—BALANCE SHEET INFORMATION

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

	Estimated Depreciable Lives (In Years)	1999	2000
Outside plant	12—20	$23,325	$24,483
Central office equipment	8—10	21,302	23,428
Operating and other equipment	5—15	6,676	4,772
Building and building improvements	25—45	4,866	3,783
Furniture and fixtures	10—15	2,995	2,517
Station equipment	6	606	667
Land	—	226	228
Plant under construction	—	1,013	1,034

		61,009	60,912
Less: Accumulated depreciation		36,378	36,755

Property, Plant and Equipment, net		$24,631	$24,157

Due to the formation of Cingular, as discussed in note C, property, plant and equipment no longer includes fixed assets of our domestic wireless businesses. At December 31, 1999, domestic wireless fixed assets were $2,406 net of accumulated depreciation of $2,193.

Asset Impairment Loss

In June 1999, we executed a contract with Ericsson to replace infrastructure equipment, including switches, base stations and software, in 14 wireless markets in the southeastern United States. The new equipment is intended to improve network performance and to lay the foundation for migration of the network to Third Generation wireless and wireless Internet. The conversion was substantially completed during 2000.

The planned disposals of the existing infrastructure equipment required an evaluation of asset impairment in accordance with SFAS 121. As a result, a non-cash charge of $320, or $187 after tax, was recorded in the second quarter of 1999 to write these assets down to their fair market value, which was estimated by discounting the expected future cash flows of these assets through the date of disposal. These assets remained in use until the conversion process was completed and we depreciated the remaining net book value over this period.

In December 2000, we recorded a pretax, non-cash charge of $30, or $21 after tax, for the impairment of certain assets associated with our international wireless roaming business. This impairment is a result of continuing losses and our decision to wind down this business.

DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets are summarized as follows at December 31:

	1999	2000
Deferred activation and installation expenses	$—	$1,630
Prepaid pension and postretirement benefits	878	1,775
Other	686	775

Deferred charges and other assets	$1,564	$4,180

NOTE D—BALANCE SHEET INFORMATION (Continued)

INTANGIBLE ASSETS

Intangible assets are summarized as follows at December 31:

	Estimated Amortizable Lives (In Years)	1999	2000
Goodwill	15—40	$1,044	$1,855
Licenses and concessions	10—40	2,431	1,646
Capitalized software	3—8	748	1,240
Customer lists	3—6	291	402

		4,514	5,143
Less: Accumulated amortization		(740)	(971)

Intangible Assets, net		$3,774	$4,172

At December 31, 1999, domestic wireless intangible assets totaled $1,505, net of accumulated amortization of $323.

OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows at December 31:

	1999	2000
Advanced billing and customer deposits	$944	$850
Interest and rents accrued	379	489
Dividends payable	364	362
Salaries and wages payable	383	337
Taxes accrued	772	333
Compensated absences	263	267
Restructuring and severance expenses	—	236
Deferred taxes	193	—
Other	483	594

Other Current Liabilities	$3,781	$3,468

The restructuring expenses relate to our announced plan for our video entertainment services. See note N for further discussion of this matter.

OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are summarized as follows at December 31:

	1999	2000
Deferred installation and activation revenues	$—	$1,630
Deferred credits	798	817
Postretirement benefits other than pensions	697	744
Compensation related	625	623
Minority interests	391	368
Postemployment benefits	286	265
Accrued pension cost	296	65
Other	206	188

Other noncurrent liabilities	$3,299	$4,700

NOTE E—DEBT

DEBT MATURING WITHIN ONE YEAR

Debt maturing within one year is summarized as follows at December 31:

	1999	2000
Short-term notes payable:
Bank loans	$258	$1,129
Commercial paper	6,896	5,730
Current maturities of long- term debt	499	710

Debt maturing within one year	$7,653	$7,569

Weighted-average interest rate at end of period:
Bank loans	7.41%	9.44%
Commercial Paper	5.90%	6.51%

We have committed credit lines with various banks aggregating $3,141 at December 31, 1999 and $3,325 at December 31, 2000. Borrowings under the committed credit lines totaled $587 at December 31, 1999 and $588 at December 31, 2000. We also maintain uncommitted lines of credit aggregating $580 at December 31, 1999 and $807 at December 31, 2000. Borrowings under the uncommitted lines of credit totaled $149 at December 31, 1999 and $202 at December 31, 2000. There are no significant commitment fees or requirements for compensating balances associated with any lines of credit.

LONG-TERM DEBT

Long-term debt, summarized below, consists primarily of debentures and notes issued by BellSouth Telecommunications, Inc. (BST). Debt issued by BellSouth Capital Funding Corporation was used to finance the businesses of BellSouth Enterprises and the unregulated subsidiaries of BST. During 2000, we merged BellSouth Capital Funding into BellSouth Corporation, and in the future we will issue debt for all of our businesses directly from BellSouth Corporation. We have guaranteed BST's debt securities and BST has ceased its separate reporting with the SEC, as permitted by the SEC's rules. Interest rates and maturities in the table below are for the amounts outstanding at December 31:

		1999	2000
Issued by BellSouth Telecommunications, Inc.
4.38%—6%	2001—2045	$1,495	$1,182
6.13%—7%	2001—2033	3,207	4,720
7.5%—8.25%	2032—2035	1,150	1,150
6.65%—7%	2095	665	676

		6,517	7,728

		1999	2000
Issued by BellSouth Capital Funding Corporation
5.38%—7.38%	2002—2039	1,317	1,317
7.75%—7.88%	2010—2030	—	2,000
7.12%	2097	500	500
Guarantee of ESOP debt
9.13%—9.19%		391	307
Other		933	1,391
Unamortized discount, net of premium		(46)	(70)

		9,612	13,173
Current maturities		(499)	(710)

Long-term debt		$9,113	$12,463

Maturities of long-term debt outstanding, in principal amounts, at December 31, 2000 are summarized below. Maturities after the year 2005 include $500 principal amount of 6.65% Debentures due in 2095. At December 31, 2000, such debentures had an accreted book value of $176.

Maturities
2001	$710
2002	2,129
2003	867
2004	481
2005	650
Thereafter	8,730

Total	$13,567

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

In December 2000 BST issued $1.8 billion of notes and received total proceeds of $1,796, which were used to retire commercial paper. The notes bear interest at the three-month LIBOR, plus or minus a spread ranging from minus 0.02% to plus 0.06%. The initial maturity of these notes in January 2002 may be extended in thirteen-month increments by the holders of the notes but will not extend later than January 2006.

At December 31, 2000, we had a shelf registration statement on file with the Securities and Exchange Commission under which $1.2 billion of debt securities could be publicly offered.

NOTE F—SHAREHOLDERS' EQUITY

AMENDMENT TO CHARTER

In December 2000, our shareholders adopted articles of amendment to our charter. The articles of amendment increased the number of shares of common stock authorized to be issued from 4,400,000,000 to 8,650,000,000. The articles of amendment also permit us to issue our common stock in series.

STOCK SPLIT

In November 1998, our Board of Directors approved a two-for-one stock split effected in the form of a stock dividend. Each shareholder of record received one additional share of common stock for each share owned as of the record date. As a result of the split, 1,010,156,851 shares were issued and $1,010 was transferred from paid-in capital to common stock.

PREFERRED STOCK AUTHORIZED

Our articles of incorporation authorize 100 million shares of cumulative first preferred stock having a par value of $1 per share, of which 30 million shares have been reserved and designated series B for possible issuance under a shareholder rights plan. As of December 31, 2000, no preferred shares had been issued. The series A first preferred stock was created for a previous shareholder rights plan which has expired.

SHAREHOLDER RIGHTS PLAN

In 1999, we adopted a shareholder rights plan by declaring a dividend of one right for each share of common stock then outstanding and to be issued thereafter. Each right entitles shareholders to buy one one-thousandth of a share of series B first preferred stock for $200.00 per share. The rights may be exercised only if a person or group acquires 10% of the common stock of BellSouth without the prior approval of the Board of Directors or announces a tender or exchange offer that would result in ownership of 10% or more of the common stock. If a person or group acquires 10% of BellSouth's stock without prior Board approval, other shareholders are then allowed to purchase BellSouth common stock, or units of preferred stock with the same voting and economic characteristics, at half price. The rights currently trade with BellSouth common stock and may be redeemed by the Board of Directors for one cent per right until they become exercisable, and thereafter under certain circumstances. The rights expire in December 2009.

SHARES HELD IN TRUST AND TREASURY

During 1996 and 1997, we issued shares to grantor trusts to provide partial funding for the benefits payable under certain nonqualified benefit plans. The trusts are irrevocable, and assets contributed to the trusts can only be used to pay such benefits with certain exceptions. At December 31, 1999 and 2000, the assets held in the trusts consist of cash and 35.7 million shares of BellSouth common stock. Of the total shares of BellSouth common stock held by the trusts, 31.9 million were issued directly from us to the trusts out of previously unissued shares and 3.8 million shares were acquired in open market transactions through use of the trusts' funds.

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

In addition to shares held by the grantor trusts, shares held in trust and treasury includes treasury shares. We purchase treasury shares when we consider market and other conditions to be favorable. In 1999, we purchased 69.7 million shares for an aggregate of $3,120. During 2000, we purchased 19.1 million shares for an aggregate of $779. We have reissued a total of 1.9 million shares in 1999 and 8.7 million shares in 2000 under various employee benefit plans and for other purposes.

Shares held in trust and treasury, at cost, as of December 31, 1999 and 2000 are comprised of the following:

	1999
	Shares	Amount
Shares held by grantor trusts	35,653,926	$560
Shares held in treasury	102,113,220	4,238

Shares held in trust and treasury	137,767,146	$4,798

	2000
	Shares	Amount
Shares held by grantor trusts	35,653,926	$560
Shares held in treasury	112,521,368	4,662

Shares held in trust and treasury	148,175,294	$5,222

GUARANTEE OF ESOP DEBT

The amount equivalent to the guarantee of the amortizing notes issued by our ESOP trusts is presented as a reduction to shareholders' equity. The amount recorded as a decrease in shareholders' equity represents the cost of unallocated BellSouth common stock purchased with the proceeds of the amortizing notes and the timing difference resulting from the shares allocated accounting method. See note G for further information.

NOTE G—EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Substantially all of our nonrepresented and represented employees are covered by noncontributory defined benefit pension plans, as well as postretirement health and life insurance welfare plans.

The pension plan covering nonrepresented employees is a cash balance plan, which provides pension benefits determined by a combination of compensation-based service and additional credits and individual account-based interest credits. The 1999 and 2000 projected benefit obligations assume interest and additional credits greater than the minimum levels specified in the written plan. Pension benefits provided for represented employees are based on specified benefit amounts and years of service through 1998. During 1998, we established a cash balance plan for represented employees based upon an initial cash balance amount, negotiated pension band increases and interest credits effective January 1, 1999. The cash balance plan is subject to a minimum benefit determined under a plan in existence for represented employees who were participants prior to January 1, 1999 and who are eligible to retire. The 1999 and 2000 represented pension obligations include the projected effect of future bargained-for improvements. The accounting for the nonrepresented health care plan anticipates certain cost-sharing adjustments for employees who retire after December 31, 1991. The adjustments consider past practice but are not provided for in the written plan.

The following tables summarize benefit costs, as well as the assumptions, the benefit obligations, changes in plan assets and funded status at or for the year ended December 31:

Pension Benefits

	1999	2000
Change in benefit obligation:
Benefit obligation at the beginning of the year	$13,504	$12,960
Service cost	185	188
Interest cost	911	918
Amendments	(13)	(338)
Actuarial (gain) loss	(735)	296
Benefits and lump sums paid	(892)	(1,760)

Benefit obligation at the end of the year	$12,960	$12,264

Change in plan assets:
Fair value of plan assets at beginning of the year	$17,983	$20,563
Actual return on plan assets	3,472	603
Benefits and lump sums paid	(892)	(1,760)

Fair value of plan assets at the end of year	$20,563	$19,406

Funded status:
As of end of year	$7,603	$7,142
Unrecognized prior service cost	326	(37)
Unrecognized net gain	(7,383)	(5,493)
Unrecognized net asset	(68)	(44)

Prepaid pension cost	$478	$1,568

Amounts recognized in the consolidated balance sheets at December 31:
Prepaid pension cost	$774	$1,633
Accrued pension liability	(296)	(65)

Net amount recognized	$478	$1,568

	1998	1999	2000
Components of net pension cost:
Service cost	$273	$185	$188
Interest cost	841	911	918
Expected return on plan assets	(1,209)	(1,449)	(1,537)
Amortization of prior service cost	(40)	40	26
Amortization of actuarial gain	(103)	(87)	(267)
Amortization of transition asset	(21)	(21)	(21)

Net pension benefit	$(259)	$(421)	$(693)

Weighted-average assumptions used in developing pension information include:
Discount rate	6.75%	7.75%	7.75%
Expected return on plan assets	8.25%	9.00%	9.00%
Rate of compensation increase	5.10%	5.20%	5.30%

Retiree Health and Life

	1999	2000
Change in benefit obligation:
Benefit obligation at the beginning of the year	$4,690	$4,933
Service cost	45	56
Interest cost	273	399
Amendments	195	(15)
Actuarial loss	1	673
Benefits and lump sums paid	(271)	(304)
Special termination benefits	—	8

Benefit obligation at the end of the year	$4,933	$5,750

Change in plan assets:
Fair value of plan assets at beginning of the year	$2,845	$3,421
Actual return (loss) on plan assets	478	(64)
Employer contribution	357	376
Plan participants' contributions	11	15
Benefits and lump sums paid	(270)	(303)

Fair value of plan assets at the end of year	$3,421	$3,445

Funded status:
As of end of year	$(1,512)	$(2,305)
Unrecognized prior service cost	305	203
Unrecognized net (gain) loss	(44)	924
Unrecognized net obligation	658	576

Accrued benefit cost	$(593)	$(602)

Amounts recognized in the consolidated balance sheets at December 31:
Prepaid benefit cost	$104	$142
Accrued benefit liability	(697)	(744)

Net amount recognized	$(593)	$(602)

NOTE G—EMPLOYEE BENEFIT PLANS (Continued)

	1998	1999	2000
Components of net other postretirement benefit cost:
Service cost	$34	$45	$56
Interest cost	263	273	399
Expected return on plan assets	(167)	(207)	(270)
Amortization of prior service cost	35	52	86
Amortization of actuarial (gain) loss	(4)	2	25
Amortization of transition obligation	82	82	82

Net postretirement benefit cost	$243	$247	$378

Weighted-average assumptions used in developing other postretirement information include:
Discount rate	6.75%	7.75%	7.75%
Expected return on assets	7.75%	8.00%	8.25%
Rate of compensation increase	5.10%	4.80%	4.80%
Health care cost trend rate	8.50%	8.00%	9.00%

The health care cost trend rate used to value the accumulated postretirement obligation in 2000 is assumed to decrease to 6.0% by 2006. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects as of December 31, 2000:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total service and interest cost components	$32	$(27)
Effect on other postretirement benefit obligation	$453	$(377)

The change in net pension income and net other postretirement benefit cost is affected by several variables, including asset gains and experience losses; and changes in actuarial assumptions such as discount rate, return on plan assets and health care trend rates.

The consolidated net pension income and other postretirement benefit cost amounts above are exclusive of curtailment and settlement effects. Work force reduction activity resulted in pension curtailment gains of $9 for 1998 and special termination benefits of $8 for 2000. In 2000, lump-sum pension distributions for the represented pension plan surpassed the settlement threshold equal to the sum of the service cost and interest cost components of net periodic pension cost. This resulted in settlement gain recognition of $362 for all cash settlements under the plan.

We also maintain a nonqualified supplemental retirement plan for certain employees. The unfunded accumulated benefit obligations were $279 at December 31, 1999 and $292 at December 31, 2000. An intangible asset of $27 at December 31, 1999 and $9 at December 31, 2000 was recognized pursuant to paragraph 37 of SFAS 87, as was accumulated other comprehensive income, net of deferred taxes, of $45 at December 31, 1999 and $56 at December 31, 2000. The expense associated with this plan was $39 in 1998, $38 in 1999 and $46 in 2000.

DEFINED CONTRIBUTION PLANS

We maintain several contributory savings plans which cover substantially all employees. The BellSouth Retirement Savings Plan and the BellSouth Savings and Security Plan (collectively, the Savings Plans) are tax-qualified defined contribution plans. Assets of the plans are held by two trusts (the Trusts) which, in turn, are part of the BellSouth Master Savings Trust.

In 1990, we incorporated a leveraged Employee Stock Ownership Plan (ESOP) into the Savings Plans. The Trusts borrowed $850 by issuing amortizing notes which are guaranteed by BellSouth. The Trusts used the loan proceeds to purchase shares of BellSouth common stock in the open market. These shares are held in suspense accounts in the Trusts; a scheduled number of shares is released for allocation to participants as each semiannual loan payment is made. The Trusts service the debt with contributions from us and with dividends paid on the shares held by the Trusts. None of the shares held by the Trusts is subject to repurchase.

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

	1998	1999	2000
Compensation cost	$46	$31	$33
Interest expense	$28	$24	$19
Actual interest on ESOP Notes	$44	$37	$30
Cash contributions, excluding dividends paid to the trusts	$80	$73	$75
Dividends paid to the trusts, used for debt service	$42	$43	$41
Shares allocated to participants (millions)	38.3	43.3	48.3
Shares unallocated (millions)	25.2	20.2	15.2

NOTE H—STOCK COMPENSATION PLANS

At December 31, 2000, we have stock options outstanding under several stock-based compensation plans. The BellSouth Corporation Stock Plan (the Stock Plan) provides for grants to key employees of stock options and various other stock-based awards. One share of BellSouth common stock is the underlying security for any award. The aggregate number of shares of BellSouth common stock which may be granted under the Stock Plan in any calendar year cannot exceed one and a quarter percent of the shares outstanding at the time of grant. Prior to adoption of the Stock Plan, stock options were granted under the BellSouth Corporation Stock Option Plan. Stock options granted under both plans entitle an optionee to purchase shares of BellSouth common stock within prescribed periods at a price either equal to, or in excess of, the fair market value on the date of grant. Options granted under these plans generally become exercisable at the end of three to five years and have a term of 10 years.

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

	1998	1999	2000
Net income—as reported	$3,527	$3,448	$4,220
Net income—pro forma	$3,488	$3,379	$4,118
Basic earnings per share—as reported	$1.79	$1.82	$2.25
Basic earnings per share—pro forma	$1.77	$1.78	$2.20
Diluted earnings per share—as reported	$1.78	$1.80	$2.23
Diluted earnings per share—pro forma	$1.76	$1.76	$2.18

The pro forma amounts reflected above are not likely to be representative of the effects on reported net income in future years because, in general, the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

The following table summarizes the activity for stock options outstanding:

	1998	1999	2000
Options outstanding at January 1	45,122,812	59,202,910	71,699,081
Options granted	17,963,592	15,385,731	23,598,035
Options exercised	(2,784,312)	(1,839,933)	(7,792,877)
Options forfeited	(1,099,182)	(1,049,627)	(2,690,189)

Options outstanding at December 31	59,202,910	71,699,081	84,814,050

Weighted—average option prices per common share:
Outstanding at January 1	$18.67	$22.77	$27.73
Granted at fair market value	$31.95	$45.51	$44.89
Exercised	$15.35	$15.74	$17.46
Forfeited	$23.47	$30.22	$39.58
Outstanding at December 31	$22.77	$27.73	$33.09
Weighted—average fair value of options granted at fair market value during the year	$7.22	$11.19	$13.46
Options exercisable at December 31	14,733,210	19,114,773	33,224,789
Shares available for grant at December 31	19,504,179	18,825,466	39,384,921

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	1998	1999	2000
Expected life (years)	5	5	5
Dividend yield	2.40%	1.67%	1.69%
Expected volatility	21.0%	23.0%	27.0%
Risk-free interest rate	5.42%	4.82%	6.27%

The following table summarizes information about stock options outstanding at December 31, 2000:

			Outstanding			Exercisable
Exercise Price Range			Options (millions)	Average Life(a)	Average Exercise Price	Options (millions)	Average Exercise Price
$ $	12.10 15.08	-	8.2	3.19	$14.39	8.2	$14.39
$ $	15.19 22.19	-	22.7	5.29	$21.21	17.4	$21.20
$ $	22.25 30.91	-	14.4	7.07	$30.67	3.4	$30.00
$ $	31.11 45.53	-	23.4	8.71	$43.95	2.9	$43.60
$ $	45.66 51.78	-	16.1	9.09	$45.82	1.3	$45.90

$ $	12.10 51.78	-	84.8	7.05	$33.09	33.2	$23.31

(a)
Average contractual life remaining in years.

NOTE I—INCOME TAXES

The consolidated balance sheets reflect the anticipated tax impact of future taxable income or deductions implicit in the consolidated balance sheets in the form of temporary differences. These temporary differences reflect the difference between the basis in assets and liabilities as measured in the consolidated financial statements and as measured by tax laws using enacted tax rates.

The provision for income taxes is summarized as follows:

	1998	1999	2000
Current
Federal	$1,652	$1,875	$1,559
State	234	208	100
Foreign	34	11	104

	$1,920	$2,094	$1,763

Deferred, net
Federal	$221	$78	$600
State	34	5	97
Foreign	94	71	(25)

	$349	$154	$672
Investment tax credits, net
Federal	$(45)	$(41)	$(39)
Foreign	—	(167)	(18)

	$(45)	$(208)	$(57)

Total provision for income taxes	$2,224	$2,040	$2,378

Temporary differences which gave rise to deferred tax assets and (liabilities) at December 31 were as follows:

	1999	2000
Loss carryforwards	$173	$366
Foreign inflation adjustment	—	197
Restructuring accrual	—	178
Marketable securities	60	119
Allowance for uncollectibles	83	98
Compensation related	568	94
Regulatory accruals	68	96
Other	116	111

	1,068	1,259

Valuation allowance	(153)	(592)

Deferred tax assets	$915	$667

Depreciation	$(2,386)	$(2,656)
Equity investments	(577)	(696)
Issue basis accounting	(249)	(264)
Licenses	(343)	(259)
Other	(124)	(16)

Deferred tax liabilities	(3,679)	(3,891)

Net deferred tax liability	$(2,764)	$(3,224)

The valuation allowance, which increased by $58 in 1999 and $439 in 2000, primarily relates to state and foreign net operating losses that may not be utilized during the carryforward period. The increase in 2000 relates primarily to net operating losses in Colombia. The net deferred tax liability at December 31, 1999 included a current balance of $(59) and noncurrent balance of $(2,705). The net deferred tax liability at December 31, 2000 included a current asset balance of $270 and a noncurrent liability balance of $(3,494).

A reconciliation of the federal statutory income tax rate to our effective tax rate follows:

	1998	1999	2000
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.0	2.5	1.9
Net earnings (losses) of equity affiliates	0.6	2.0	—
Change in valuation allowance	—	—	1.0
Investment tax credits	(0.5)	(3.5)	(0.7)
Other	0.6	1.2	(1.2)

Effective tax rate	38.7%	37.2%	36.0%

NOTE I—INCOME TAXES (Continued)

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

The reduction in the 2000 effective tax rate was driven by the impact of additional income related to the restructuring of our ownership in our German wireless operations, the recognition of tax incentives, tax benefits generated by the sale of our international wireless data properties and more favorable results from companies we report on the equity-method, which generally are recorded net of tax benefits or expense.

At December 31, 2000, the deferred tax liability related to approximately $750 of cumulative unrepatriated earnings on combined foreign subsidiaries and equity investments in unconsolidated businesses was excluded under SFAS 109 because such earnings are intended to be reinvested indefinitely. The determination of the deferred tax liability is not practicable at this time.

NOTE J—SUPPLEMENTAL CASH FLOW INFORMATION

	1998	1999	2000
Cash paid for:
Income taxes	$2,021	$1,906	$2,031

Interest	$838	$1,013	$1,242

In 1998, we contributed our ownership interests in the Los Angeles, Houston and Galveston wireless operations to the AB Cellular Partnership. As a result of the transaction, net assets were increased by approximately $300 with a corresponding increase to liabilities.

During 1999, we entered an agreement with Crown Castle International Corporation to sublease portions of our cellular towers. See note N for further discussion of this matter. As consideration for the transaction, we received Crown stock valued at approximately $153 in 1999 and $27 in 2000.

NOTE K—SEGMENT INFORMATION

We have four reportable operating segments: (1) Wireline communications; (2) Domestic wireless; (3) International operations; and (4) Advertising and publishing. We have included the operations of all other businesses falling below the reporting threshold in the "All other businesses" segment. The "Reconciling items" shown below include Corporate Headquarters and capital funding activities, intercompany eliminations and other nonoperating items. During fourth quarter 2000, we contributed our domestic wireless operations to Cingular, and we account for our investment in Cingular under the equity method. For management purposes, however, we evaluate Cingular's results based on our proportionate share. Accordingly, the operating revenues and expenses reported for our domestic wireless segment reflect 40% of Cingular's total revenues and expenses.

The following table provides information for each operating segment:

	1998	1999	2000
Wireline communications
External revenues	$16,147	$17,206	$18,063
Intersegment revenues	221	318	288
Depreciation and amortization	3,363	3,393	3,644
Operating income	4,871	5,828	6,208
Interest expense	551	560	698
Income taxes	1,573	1,971	2,047
Segment net income	$2,751	$3,315	$3,503
Segment assets	$23,916	$25,536	$29,892
Capital expenditures	$3,512	$4,638	$5,285

Domestic wireless
External revenues	$2,961	$3,473	$4,205
Intersegment revenues	7	13	14
Depreciation and amortization	513	656	613
Operating income	374	328	611
Interest expense	84	91	174
Net earnings (losses) of equity affiliates	165	144	145
Income taxes	184	143	204
Segment net income	$283	$234	$357
Segment assets	$6,540	$6,097	$8,133
Equity method investments	$1,610	$1,750	$2,242
Capital expenditures	$692	$550	$320

International operations
External revenues	$1,995	$2,289	$2,771
Intersegment revenues	—	2	39
Depreciation and amortization	357	442	597
Operating income	234	118	45
Interest expense	85	77	169
Interest income	27	57	73
Net earnings (losses) of equity affiliates	(69)	(2)	(68)
Income taxes	119	31	2
Segment net loss	$(62)	$(4)	$(170)
Segment assets	$4,449	$4,869	$7,724
Equity method investments	$521	$159	$213
Capital expenditures	$710	$603	$820

Advertising and publishing
External revenues	$1,891	$2,010	$2,178
Intersegment revenues	—	18	22
Depreciation and amortization	25	31	36
Operating income	849	901	1,037
Interest expense	7	8	14
Net earnings (losses) of equity affiliates	(4)	(5)	—
Income taxes	317	339	390
Segment net income	$530	$556	$637
Segment assets	$1,288	$1,662	$1,886
Equity method investments	$—	$25	$24
Capital expenditures	$36	$35	$55

All other businesses
External revenues	$113	$280	$425
Intersegment revenues	227	371	413
Depreciation and amortization	94	142	177
Operating loss	(360)	(320)	(246)
Interest expense	26	19	3
Net earnings (losses) of equity affiliates	—	(1)	(3)
Income tax benefit	(112)	(143)	(106)
Segment net loss	$(210)	$(215)	$(189)
Segment assets	$1,273	$1,380	$1,554
Equity method investments	$61	$4	$22
Capital expenditures	$253	$318	$238

Reconciling items
External revenues	$16	$(34)	$(1,491)
Intersegment revenues	(455)	(722)	(776)
Depreciation and amortization	5	7	(132)
Provision for restructuring and asset impairments	—	320	606
Operating loss	(64)	(418)	(771)
Interest expense	84	275	270
Interest income	247	66	140
Net earnings (losses) of equity affiliates	—	(305)	616
Gain (loss) on sale of operations	335	55	(14)
Income taxes (benefit)	143	(301)	(159)
Segment net income (loss)	$235	$(438)	$82
Segment assets	$1,944	$3,909	$1,736
Equity method investments	$(44)	$—	$—
Capital expenditures	$9	$29	$277

RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION

Operating revenues
Wireline communications	$16,368	$17,524	$18,351
Domestic wireless	2,968	3,486	4,219
International operations	1,995	2,291	2,810
Advertising and publishing	1,891	2,028	2,200
All other businesses	340	651	838

Total Segments	23,562	25,980	28,418
Reconciling items	(439)	(756)	(2,267)

Total consolidated	$23,123	$25,224	$26,151

	1998	1999	2000
Net income
Wireline communications	$2,751	$3,315	$3,503
Domestic wireless	283	234	357
International operations	(62)	(4)	(170)
Advertising and publishing	530	556	637
All other businesses	(210)	(215)	(189)

Total Segments	3,292	3,886	4,138
Reconciling items	235	(438)	82

Total consolidated	$3,527	$3,448	$4,220

Segment assets
Wireline communications	$23,916	$25,536	$29,892
Domestic wireless	6,540	6,097	8,133
International operations	4,449	4,869	7,724
Advertising and publishing	1,288	1,662	1,886
All other businesses	1,273	1,380	1,554

Total Segments	37,466	39,544	49,189
Reconciling items	1,944	3,909	1,736

Total consolidated	$39,410	$43,453	$50,925

Reconciling items include undistributed corporate expenses, corporate assets, intersegment eliminations and special items. Beginning in 2000, reconciling items also includes amounts to reconcile the proportional results of our domestic wireless segment to GAAP results. For 1998, corporate assets are comprised primarily of cash and cash equivalents. For 1999 and 2000, corporate assets are comprised primarily of our investment in Qwest.

Special items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. These items include severance accruals, provisions for restructuring and asset impairments, foreign currency losses associated with devaluations, gains (losses) on sales of operations, gains on swaps of wireless properties and charges for intellectual property use.

Net revenues to external customers are based on the location of the customer. Geographic information as of December 31, 1998, 1999 and 2000 is as follows:

	United States	International	Total
Year ended December 31, 1998:
Revenues	$21,128	$1,995	$23,123
Long-lived assets	27,082	3,622	30,704
Year ended December 31, 1999:
Revenues	$22,866	$2,358	$25,224
Long-lived assets	32,153	3,913	36,066
Year ended December 31, 2000:
Revenues	$23,245	$2,906	$26,151
Long-lived assets	37,571	5,948	43,519

NOTE L—FINANCIAL INSTRUMENTS

The recorded amounts of cash and cash equivalents, temporary cash investments, bank loans and commercial paper approximate fair value due to the short-term nature of these instruments. The fair value for BST's long-term debt is estimated based on the closing market prices for each issue at December 31, 1999 and 2000. Fair value estimates for the guarantee of ESOP debt, Capital Funding long-term debt, foreign exchange contracts, foreign currency swaps and interest rate swaps are based on quotes from dealers. Since judgment is required to develop the estimates, the estimated amounts presented herein may not be indicative of the amounts that we could realize in a current market exchange.

Following is a summary of financial instruments where the fair values differ from the recorded amounts as of December 31, 1999 and 2000:

	1999
	Recorded Amount	Estimated Fair Value
Balance sheet financial instruments:
Long-term debt:
Issued by BST	$6,517	$6,112
Issued by Capital Funding	1,817	1,652
Guarantee of ESOP debt	391	417
Off-balance sheet financial instruments:
Interest rate swaps	—	(8)
	2000
	Recorded Amount	Estimated Fair Value
Balance sheet financial instruments:
Long-term debt:
Issued by BST	$7,728	$7,613
Issued by Capital Funding	3,817	3,823
Guarantee of ESOP debt	307	323
Off-balance sheet financial instruments:
Interest rate swaps	—	(6)

DERIVATIVE FINANCIAL INSTRUMENTS

We are, from time to time, party to currency swap agreements, interest rate swap agreements and foreign exchange forward contracts in our normal course of business for purposes other than trading. These financial instruments are used to mitigate foreign currency and interest rate risks, although to some extent they expose us to market risks and credit risks. We control the credit risks associated with these instruments through the evaluation and continual monitoring of the creditworthiness of the counterparties. In the event that a counterparty fails to meet the terms of a contract or agreement, our exposure is limited to the current value at that time of the currency rate or interest rate differential, not the full notional or contract amount. We believe that such contracts and agreements have been executed with creditworthy financial institutions. As such, we consider the risk of nonperformance to be remote.

INTEREST RATE SWAPS

We enter into interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. We were a party to various interest rate swaps with an aggregate notional amount of $920 at December 31, 1999 and $1,620 at December 31, 2000. The following table summarizes the average rates of these agreements:

	At December 31,
	1999	2000
Pay fixed / receive variable:
Rate paid	6.10%	6.03%
Rate received	5.41%	6.67%
Pay variable / receive fixed:
Rate paid	5.35%	6.42%
Rate received	6.00%	6.00%

The swaps mature at dates ranging from 2001 to 2005.

OTHER

We have also issued letters of credit and financial guarantees which approximate $2,462 at December 31, 2000. Of this total, $1,827 represents the U.S. Dollar equivalent of the outstanding debt of E-Plus guaranteed by us. We have agreed to guarantee E-Plus borrowings up to 1,996 million Euros at December 31, 2000. Since there is no market for the instruments, it is not practicable to estimate their fair value.

NOTE M—COMMITMENTS AND CONTINGENCIES

LEASES

We have entered into operating leases for facilities and equipment used in operations. Rental expense under operating leases was $242 for 1998, $297 for 1999 and $314 for 2000. Capital leases currently in effect are not significant.

The following table summarizes the approximate future minimum rentals under noncancelable operating leases in effect at December 31, 2000:

Minimum Rentals
2001	$146
2002	136
2003	113
2004	98
2005	88
Thereafter	323

Total	$904

OUTSIDE PLANT

We currently self-insure all of our outside plant against casualty losses. Such outside plant, located in the nine southeastern states served by BST, is susceptible to damage from severe weather conditions and other perils. The net book value of outside plant was $7,099 at December 31, 1999 and $7,395 at December 31, 2000.

OUTSOURCING CONTRACTS

Beginning in 1997, we contracted with various entities to outsource the performance of certain engineering functions, as well as our information technology operations and application development. These contracts expire at various dates through 2007, are generally renewable, and are cancelable upon the payment of additional fees or for nonperformance. Future minimum payments for these contracts range from $300 to $570 annually over the contract periods.

RECIPROCAL COMPENSATION

Following the enactment of the Telecommunications Act of 1996, our telephone company subsidiary, BST, and various competitive local exchange carriers entered into interconnection agreements providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous competitive local carriers have claimed entitlement from BST for compensation associated with dial-up calls originating on BST's network and connecting with Internet service providers served by the competitive local carriers' networks. BST has maintained that dial-up calls to Internet service providers are not local calls for which terminating compensation is due under the interconnection agreements; however, the courts and state regulatory commissions in BST's operating territory that have considered the matter have, in most cases, ruled that BST is responsible for paying reciprocal compensation on these calls. At December 31, 2000, the exposure related to unrecorded amounts withheld from competitive local carriers was approximately $320, including accrued interest. We have commenced discussions with several competitive local carriers concerning settlement of some claims, and agreements have been reached in certain circumstances.

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

COMPLIANCE MATTERS

Foreign Corrupt Practices Act

In July 2000, the SEC began a formal investigation of whether we and others may have violated the Foreign Corrupt Practices Act. The SEC has subpoenaed documents relating to the activities of our foreign subsidiaries, and we have produced responsive documents. Prior to the commencement of the SEC's formal investigation, we had engaged outside counsel to investigate an FCPA matter relating to the activities of one of our foreign subsidiaries in Latin America, and outside counsel concluded that those activities did not violate the Act. Thereafter and independent of these developments, our internal auditors, in the ordinary course of conducting compliance reviews, identified issues concerning accounting entries made by another of our Latin American subsidiaries. Our internal investigation of this matter is continuing. We have informed the SEC as to this matter, and the SEC has expanded its investigation to encompass it. We are cooperating with the SEC in its investigation, but we cannot predict the duration or the outcome of the SEC's investigation or whether the scope of the investigation will be expanded beyond the matters currently identified.

OTHER MATTERS

Beginning in 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new state statute, adopted subsequent to the Commission's approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the Commission. The election became effective during August 1999. The South Carolina Consumer Advocate petitioned the Commission seeking review of the level of our earnings during the 1996-1998 period when we operated under the subsequently invalidated price regulation plan. The Commission voted to dismiss the petition in November 1999 and issued orders confirming the vote in February and June of 2000. In July 2000, the Consumer Advocate appealed the Commission's dismissal of the petition.

CWA AGREEMENTS

Our collective bargaining agreements with the Communications Workers of America (CWA) are scheduled to expire on August 4, 2001. Negotiations with the CWA over the terms of new agreements are expected to begin in early June 2001. The outcome of these negotiations cannot be determined at this time.

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

NOTE N—OTHER EVENTS

CONTRACT TERMINATION PAYMENT

In October 1999, two of the Company's wholly-owned subsidiaries, BellSouth Products, Inc. (BSP) and BST filed a complaint against U. S. Electronics, Inc. (USE), in the United States District Court for the Northern District of Georgia. The complaint alleged that USE, a distributor of residential telephone equipment, breached its distributorship contract with BSP and violated the Robinson-Patman Act. USE denied the material allegations of the complaint and filed counterclaims against the Company, BSP, BST and several other BellSouth entities, alleging that the BellSouth companies were in breach of the distributorship contract. In January 2001, BellSouth settled the litigation and paid $200 million to USE for the termination of their then-existing agreement. BellSouth has entered into a new agreement with USE.

RESTRUCTURING OF WIRELESS VIDEO ENTERTAINMENT BUSINESS

In December 2000, we announced that we would restructure our video entertainment service and concentrate our entertainment business on our fiber optic-based wireline video operations. This move was made to better align our resources with our strategic priorities in broadband services.

We recorded charges of approximately $498, or $323 net of tax, related to this restructuring in the fourth quarter of 2000. These charges consisted of approximately $297 for asset writeoffs and writedowns, $168 for contract termination penalties, $20 to migrate customers to alternative service providers and $13 for severance and related benefit expenses. We commenced actions on the restructuring plan in December 2000 and expect to complete the plan by December 2001. Operating revenues generated by this business were $21 in 1998, $52 in 1999 and $75 in 2000. Operating losses generated by this business were $120 in 1998, $101 in 1999 and $110 in 2000.

WORKFORCE REDUCTION

In February 2000, we announced that we would reduce our domestic general and administrative staff by approximately 2,100 positions. These reductions are the result of the streamlining of work processes in conjunction with our shift to a more simplified management structure. As a result of these reductions, we recorded a one-time charge of $78, or $48 after tax, for severance and post-employment health benefits. We expect to complete the program during the first quarter of 2001.

SUBLEASE OF COMMUNICATIONS TOWERS

In June 1999, we signed a definitive agreement with Crown Castle International Corporation (Crown) for the sublease of all unused space on approximately 1,850 of our wireless communications towers in exchange for $610 to be paid in a combination of cash and Crown common stock. As of December 31, 2000 we have closed on 1,865 towers and received $614. We also entered into a five-year, build-to-suit agreement with Crown covering up to 500 towers. Under a similar agreement, Crown will sublease all unused space on 773 PCS towers in exchange for $317 in cash. As of December 31, 2000, we have closed on 732 towers and received $300. In connection with this agreement, we entered into an exclusive three-year, build-to-suit agreement. The agreements with Crown were transferred to Cingular upon its formation.

NOTE O—TRACKING STOCK

In December 2000, our shareholders approved amendments to our charter that will permit us to issue our common stock in series, and our Board of Directors intends to initially designate two series: Latin America group stock, intended to reflect the separate performance of our Latin American businesses, and BLS group stock, intended to reflect the separate performance of all of our other businesses.

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

Our plans to create, issue and distribute Latin America group stock are subject to a number of conditions, including market conditions and other factors. The implementation and timing of these transactions are uncertain.

NOTE P—SUBSIDIARY FINANCIAL INFORMATION

We have fully and unconditionally guaranteed all of the outstanding debt securities of BST that are subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934. BST is a 100% owned subsidiary of BellSouth. During 2000, the SEC issued new rules for reporting parent company guarantees of subsidiary securities. In accordance with these rules, BST will no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, and we are providing the following condensed consolidating financial information.

BST is listed separately because it has debt securities, registered with the SEC, that we have guaranteed. All other operating subsidiaries that do not have registered securities guaranteed by us are presented in the Other column. The Parent column is comprised of headquarters entities which provide, among other services, executive management, administrative support and financial management to operating subsidiaries. The Adjustments column includes the necessary amounts to eliminate the intercompany balances and transactions between BST, Other and Parent to reconcile to our consolidated financial information.

Condensed Consolidating Statements of Income

	For the Year Ended December 31, 1998
	BST	Other	Parent	Adjustments	Total
Total operating revenues	$16,372	$7,499	$626	$(1,374)	$23,123
Total operating expenses	11,773	6,387	451	(1,392)	17,219

Operating income	4,599	1,112	175	18	5,904
Interest expense	551	173	209	(96)	837
Other income, net	3	540	279	(138)	684

Income before income taxes	4,051	1,479	245	(24)	5,751
Provision for income taxes	1,479	660	89	(4)	2,224

Net income	$2,572	$819	$156	$(20)	$3,527

For the Year Ended December 31, 1999
BST	Other	Parent	Adjustments	Total
Total operating revenues	$17,478	$8,774	$1,508	$(2,536)	$25,224
Total operating expenses	12,533	8,174	626	(2,546)	18,787

Operating income	4,945	600	882	10	6,437
Interest expense	559	180	531	(240)	1,030
Other income, net	20	(79)	429	(289)	81

Income before income taxes	4,406	341	780	(39)	5,488
Provision for income taxes	1,636	134	276	(6)	2,040

Net income	$2,770	$207	$504	$(33)	$3,448

	For the Year Ended December 31, 2000
	BST	Other	Parent	Adjustments	Total
Total operating revenues	$18,069	$9,242	$2,145	$(3,305)	$26,151
Total operating expenses	12,805	8,667	1,130	(3,335)	19,267

Operating income	5,264	575	1,015	30	6,884
Interest expense	695	281	936	(584)	1,328
Other income, net	25	755	879	(617)	1,042

Income before income taxes	4,594	1,049	958	(3)	6,598
Provision for income taxes	1,689	385	299	5	2,378

Net income	$2,905	$664	$659	$(8)	$4,220

NOTE P—SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheets

	December 31, 1999					December 31, 2000
	BST	Other	Parent	Adjustments	Total	BST	Other	Parent	Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$39	$418	$830	$—	$1,287	$62	$999	$—	$—	$1,061
Accounts receivable, net	3,094	2,325	5,156	(5,398)	5,177	3,195	2,162	5,522	(5,722)	5,157
Other current assets	300	649	125	(151)	923	271	837	184	(104)	1,188

Total current assets	3,433	3,392	6,111	(5,549)	7,387	3,528	3,998	5,706	(5,826)	7,406

Investments and advances	320	2,103	5,447	(1,773)	6,097	322	7,505	10,592	(7,409)	11,010
Property, plant and equipment, net	19,904	4,611	116	—	24,631	21,277	2,518	362	—	24,157
Deferred charges and other assets	1,278	112	285	(111)	1,564	3,868	219	186	(93)	4,180
Intangible assets, net	360	3,320	94	—	3,774	692	3,291	189	—	4,172

Total assets	$25,295	$13,538	$12,053	$(7,433)	$43,453	$29,687	$17,531	$17,035	$(13,328)	$50,925

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year	$3,331	$715	$8,117	$(4,510)	$7,653	$1,830	$1,724	$8,791	$(4,776)	$7,569
Other current liabilities	3,480	2,341	799	(878)	5,742	3,514	4,054	1,105	(2,972)	5,701

Total current liabilities	6,811	3,056	8,916	(5,388)	13,395	5,344	5,778	9,896	(7,748)	13,270

Long-term debt	6,135	1,510	2,712	(1,244)	9,113	7,641	1,594	8,139	(4,911)	12,463

Noncurrent liabilities:
Deferred income taxes	1,754	1,058	19	—	2,831	2,306	1,271	3	—	3,580
Other noncurrent liabilities	1,790	1,324	327	(142)	3,299	3,209	1,316	321	(146)	4,700

Total noncurrent liabilities	3,544	2,382	346	(142)	6,130	5,515	2,587	324	(146)	8,280

Shareholders' equity:	8,805	6,590	79	(659)	14,815	11,187	7,572	(1,324)	(523)	16,912

Total liabilities and shareholders' equity	$25,295	$13,538	$12,053	$(7,433)	$43,453	$29,687	$17,531	$17,035	$(13,328)	$50,925

NOTE P—SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Cash Flow Statements

	For the Year Ended December 31, 1998
	BST	Other	Parent	Adjustments	Total
Cash flows from operating activities	$6,127	$1,283	$(412)	$743	$7,741
Cash flows from investing activities	(3,483)	(956)	2,801	(3,849)	(5,487)
Cash flows from financing activities	(2,358)	(305)	(2,124)	3,106	(1,681)

Net increase (decrease) in cash	$286	$22	$265	$—	$573

	For the Year Ended December 31, 1999
	BST	Other	Parent	Adjustments	Total
Cash flows from operating activities	$5,573	$1,945	$(275)	$956	$8,199
Cash flows from investing activities	(4,572)	(1,871)	416	(3,861)	(9,888)
Cash flows from financing activities	(1,293)	(27)	(1,752)	2,905	(167)

Net (decrease) increase in cash	$(292)	$47	$(1,611)	$—	$(1,856)

	For the Year Ended December 31, 2000
	BST	Other	Parent	Adjustments	Total
Cash flows from operating activities	$8,024	$2,014	$(317)	$(1,131)	$8,590
Cash flows from investing activities	(5,238)	(2,379)	(412)	(1,274)	(9,303)
Cash flows from financing activities	(2,764)	950	(104)	2,405	487

Net (decrease) increase in cash	$22	$585	$(833)	$—	$(226)

NOTE Q—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
1999
Operating Revenues	$5,973	$6,148	$6,422	$6,681
Operating Income	$1,607	$1,314	$1,674	$1,842
Net Income	$615	$786	$994	$1,053
Earnings per share(a):
Basic	$.32	$.42	$.53	$.56
Diluted	$.32	$.41	$.52	$.55
2000
Operating Revenues	$6,440	$6,701	$6,850	$6,160
Operating Income	$1,623	$1,947	$1,937	$1,377
Net Income	$1,001	$1,064	$1,036	$1,119
Earnings per share(a):
Basic	$.53	$.57	$.55	$.60
Diluted	$.53	$.56	$.55	$.59

(a)
Due to rounding, the sum of quarterly EPS amounts may not agree to year-to-date EPS amounts.

The quarters shown were affected by the following:

  •
  Certain 1999 periods include foreign currency gains and losses associated with the devaluation of the Brazilian Real. Our share of these (losses) gains totaled $(280), or $(0.14) per share, for first quarter, $(75), or $(0.04) per share, for third quarter and $47, or $0.02 per share, for fourth quarter.

  •
  Second quarter 1999 includes an asset impairment loss which decreased operating income by $320 and net income by $187, or $0.10 per share.

  •
  Third quarter 1999 includes the recognition of foreign investment tax credits and a gain on the sale of our interest in Honolulu Cellular. These transactions increased net income by $95, or $0.05 per share, and $23, or $0.01 per share.

  •
  We adopted SAB 101 during the fourth quarter of 2000 and have restated operating revenues for the first three quarters of 2000 to comply with that standard. We originally reported revenues of $6,487 in first quarter 2000, $6,752 in second quarter 2000 and $6,903 in third quarter 2000.

NOTE Q—QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

  •
  First quarter 2000 also includes

  •
  $48, or $0.03 per share, in expense for our announced plan to reduce our domestic general and administrative staff, and

  •
  $68, or $0.04 per share, of income related to the restructuring of our ownership interest in the German wireless operator, E-Plus.

  •
  Fourth quarter 2000 also includes

  •
  income of $292, or $0.15 per share, from the redemption of AT&T from the AB Cellular partnership;

  •
  expense related to the restructuring of our wireless video entertainment business which decreased operating income by $498 and net income by $323, or $0.17 per share;

  •
  pension benefit settlement gains which increased operating income by $362 and net income by $223, or $0.12 per share; and

  •
  expense related to the USE contract termination which decreased operating income by $203 and net income by $125, or $0.07 per share.

NOTE R—SUBSEQUENT EVENTS

CONTRIBUTION OF AB CELLULAR TO CINGULAR

As discussed in note C, in December 2000 we exercised our option to redeem AT&T's 55.6% partnership interest in AB Cellular, which resulted in our 100% ownership of Houston and 87.35% of Galveston cellular investments, and approximately $1.1 billion of cash. Upon receiving FCC approval in early January 2001, we contributed our interests in these investments including the cash to Cingular. Our 40% ownership percentage of Cingular did not change as a result of this transaction, however our book value investment in Cingular increased approximately $1.7 billion, which represented the net assets of these investments and related cash.

SALE OF QWEST SHARES

During January 2001, we sold to Qwest a portion of our investment in Qwest totaling 22.2 million shares. We received total proceeds of $1,000 and recognized a loss of $50, or $33 after tax. In conjunction with this sale, we entered into an agreement with Qwest to purchase a minimum amount of data transport services over the next 5 years. We will pay Qwest for these services with a portion of the Qwest common stock which we still hold. Our stake in Qwest after this sale is about 3.1% of the company.

EXIT FROM PAYPHONE BUSINESS

In February 2001, we announced our decision to exit the payphone business, which includes selling or taking out of service 143,000 public payphones by the end of 2002. We expect any charge incurred associated with exiting this business will not be material.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No change in accountants or disagreements on the adoption of appropriate accounting standards or financial disclosure has occurred during the periods included in this report.

PART III

ITEMS 10 THROUGH 13.

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure on page 27 in Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A.

The additional information required by these items will be included in the registrant's definitive proxy statement dated March 13, 2001 as follows, and is herein incorporated by reference pursuant to General Instruction G(3):

Item	Description	Page(s) in Definitive Proxy Statement
10.	Directors and Executive Officers of the Registrant	6-9*; 26**
11.	Executive Compensation	11; 15***; 19-24
12.	Security Ownership of Certain Beneficial Owners and Management	12
13.	Certain Relationships and Related Transactions	9

*
Through the table "Committees of the Board" and ending at the caption "Audit Committee"

**
Only the matter under the caption "Section 16(a) Beneficial Ownership Reporting Compliance"

***
Beginning with "Compensation Committee Interlocks and Insider Participation"

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

Page(s) in This Form 10-K
a. Documents filed as a part of the report:
(1) Financial Statements:
Report of Independent Accountants	47
Consolidated Statements of Income	48
Consolidated Balance Sheets	49
Consolidated Statements of Cash Flows	50
Consolidated Statements of Shareholders' Equity and Comprehensive Income	51
Notes to Consolidated Financial Statements	52
(2) Financial statement schedules have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.
(3) Exhibits: Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. All management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K Report pursuant to Item 14(c) are filed as Exhibits 10a through 10ii-3 inclusive.

Exhibit Number
3a	Amended Articles of Incorporation of BellSouth Corporation adopted December 5, 2000.
3b	Bylaws of BellSouth Corporation adopted December 5, 2000.
4	BellSouth Corporation Shareholder Rights Agreement. (Exhibit 1 to Report on Form 8-A dated November 23, 1999, File No. 1-8607.)
4a	No instrument which defines the rights of holders of long and intermediate term debt of BellSouth Corporation is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, BellSouth Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.
10a	BellSouth Corporation Officer Short Term Incentive Award Plan. (Exhibit 10y to Form 10-Q for the quarter ended September 30, 1996, File No. 1-8607.)
10b	BellSouth Corporation Executive Long Term Incentive Plan. (Exhibit 10e to Form 10-K for the year ended December 31, 1991, File No. 1-8607.)
10c	BellSouth Corporation Executive Long Term Disability and Survivor Protection Plan as amended and restated effective January 1, 1994. (Exhibit 10c-1 to Form 10-K for the year ended December 31, 1993, File No. 1-8607.)
10d	BellSouth Corporation Executive Transfer Plan. (Exhibit 10ee to Registration Statement No. 2-87846.)
10e	BellSouth Corporation Death Benefit Program. (Exhibit 10ff to Form 10-K for the year ended December 31, 1989, File No. 1-8607.)
10f	BellSouth Corporation Plan For Non-Employee Directors' Travel Accident Insurance. (Exhibit 10ii to Registration Statement No. 2-87846.)
10g	BellSouth Corporation Executive Incentive Award Deferral Plan as amended and restated effective September 23, 1996. (Exhibit 10g to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10h	BellSouth Corporation Nonqualified Deferred Compensation Plan as amended and restated effective November 25, 1996. (Exhibit 10h to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10I	BellSouth Corporation Supplemental Executive Retirement Plan as amended on March 23, 1998. (Exhibit 10i to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10j	BellSouth Corporation Directors Retirement Plan. (Exhibit 10qq to Form 10-K for the year ended December 31, 1986, File No. 1-8607.)
10k	BellSouth Corporation Financial Counseling Plan. (Exhibit 10r to Form 10-K for the year ended December 31, 1992, File No. 1-8607.)
10k-1	Amendment dated November 3, 1995 to the BellSouth Corporation Financial Counseling Plan for Executives. (Exhibit 101-1 to Form 10-K for the year ended December 31, 1995, File No. 1-8607.)
101	BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors. (Exhibit 10gg to Registration Statement No. 2-87846.)
10m	BellSouth Corporation Executive Life Insurance Plan as amended and restated as the BellSouth Split-Dollar Life Insurance Plan, effective August 31, 1998. (Exhibit 10m to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10n	BellSouth Corporation Non-Employee Director Stock Plan. (Exhibit 10z to Form 10-Q for the quarter ended March 31, 1997, File No. 1-8607.)
10p	BellSouth Non-Employee Directors Charitable Contribution Program. (Exhibit 10z to Form 10-K for the year ended December 31, 1992, File No. 1-8607.)
10q	BellSouth Personal Retirement Account Pension Plan, as amended and restated effective January 1, 1998. (Exhibit 10q to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10q-1	Amendment dated December 22, 1998 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-1 to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10q-2	Amendment dated March 22, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-2 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-8607.)
10q-3	Amendment dated April 7, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-3 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-8607.)
10q-4	Amendment dated May 6, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-4 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8607.)
10q-5	Amendment dated May 6, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-5 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8607.)

10q-6	Amendment dated May 7, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-6 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8607.)
10q-7	Amendment dated September 13, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-7 to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8607.)
10q-8	Amendment dated December 22, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-8 to Form 10-K for the year ended December 31, 1999, File No. 1-8607.)
10q-9	Amendment dated December 15, 2000 to the BellSouth Personal Retirement Plan.
10q-10	Amendment dated December 15, 2000 to the BellSouth Personal Retirement Plan.
10q-11	Amendment dated December 15, 2000 to the BellSouth Personal Retirement Plan.
10r	BellSouth Corporation Trust Under Executive Benefit Plan(s) as amended April 28, 1995. (Exhibit 10u-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10r-1	Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Executive Benefit Plan(s). (Exhibit 10s-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10s	BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) as amended April 28, 1995. (Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10s-1	Amendment dated May 23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s). (Exhibit 10t-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10t	BellSouth Corporation Trust Under Board of Directors Benefit Plan(s) as amended April 28, 1995. (Exhibit 10w-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1- 8607.)
10t-1	Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Board Directors Benefit Plan(s). (Exhibit 10u-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10u	BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s) as amended April 28, 1995. (Exhibit 10x-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10u-1	Amendment dated May 23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s). (Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10v-1	The Amended and Restated BellSouth Corporation Stock Plan Effective April 24, 1995 As Amended.
10v	BellSouth Corporation Stock Plan as amended on September 23, 1996 and November 24, 1996. (Exhibit 10v to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10w	BellSouth Retirement Savings Plan as amended and restated effective July 1, 1996. (Exhibit 10x to Form 10-Q for the quarter ended September 30, 1996, File No. 1-8607.)
10w-1	Amendment dated February 18, 1997 to the BellSouth Retirement Savings Plan. (Exhibit 10w-1 to Form 10-Q for the quarter ended March 31, 1997, File No. 1-8607.)
10w-2	Amendment dated June 24, 1997 to the BellSouth Retirement Savings Plan. (Exhibit 10w-2 to Form 10-Q/A for the quarter ended June 30, 1997, File No. 1-8607.)
10w-3	Amendment dated May 5, 1998 to the BellSouth Retirement Savings Plan. (Exhibit 10w-3 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10w-4	Amendment dated December 23, 1998 to the BellSouth Retirement Savings Plan. (Exhibit 10w-4 to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10w-5	Amendment dated December 22, 1999 to the BellSouth Retirement Savings Plan. (Exhibit 10w-5 to Form 10-K for the year ended December 31, 1999, File No. 1-8607.)
10x	BellSouth Corporation Officer Estate Enhancement Plan and Agreement. (Exhibit 10x to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10y	BellSouth Change in Control Executive Severance Agreements. (Exhibit 10y to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10z	BellSouth Compensation Deferral Plan as amended and restated effective September 28, 1998. (Exhibit 10z to Form 10-Q for the quarter ended March 31, 1999, File No. 1-8607.)
10aa	BellSouth Employee Stock Investment Plan. (Exhibit 10aa to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10aa-1	Amendment dated November 27, 1996 to the BellSouth Employee Stock Investment Plan. (Exhibit 10aa-1 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10aa-2	Amendment dated March 21, 1997 to the BellSouth Employee Stock Investment Plan. (Exhibit 10aa-2 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10aa-3	Amendment dated May 5, 1998 to the BellSouth Employee Stock Investment Plan. (Exhibit 10aa-3 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)

10aa-4	Amendment dated December 15, 2000 to the BellSouth Employee Stock Investment Plan. (Exhibit 10aa-4 to Registration Statement No. 333-52416.)
10bb	BellSouth Officer Motor Vehicle Policy. (Exhibit 10bb to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10cc	BellSouth Supplemental Life Insurance Plan, as amended and restated effective August 31, 1998. (Exhibit 10cc to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10dd	Agreement with Chief Executive Officer. (Exhibit 10dd to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10ee	Retirement Agreement dated October 27, 1999 for Jere A. Drummond. (Exhibit 10ee to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8607.)
10ff	Retirement Agreement dated December 14, 1999 for Earle Mauldin. (Exhibit 10ff to Form 10-K for the year ended December 31, 1999, File No. 1-8607.)
10gg	Retention Agreement dated October 18, 2000 for Francis A. Dramis.
10gg-1	BellSouth Corporation Stock Plan Restricted Shares Award Agreement dated October 18, 2000 for Francis A. Dramis.
10gg-2	BellSouth Corporation Stock Plan Restricted Shares Award Escrow Agreement dated October 18, 2000 for Francis A. Dramis.
10hh	Retention Agreement dated October 26, 2000 for Ronald M. Dykes.
10hh-1	BellSouth Corporation Stock Plan Restricted Shares Award Agreement dated October 26, 2000 for Ronald M. Dykes.
10hh-2	BellSouth Corporation Stock Plan Restricted Shares Award Escrow Agreement dated October 26, 2000 for Ronald M. Dykes.
10ii	Retention Agreement dated October 18, 2000 for Gary D. Forsee.
10ii-1	BellSouth Corporation Stock Plan Restricted Shares Award Agreement dated October 18, 2000 for Gary D. Forsee.
10ii-2	BellSouth Corporation Stock Plan Restricted Shares Award Escrow Agreement dated October 18, 2000 for Gary D. Forsee.
10ii-3	BellSouth Corporation Stock Plan Restricted Shares Award Agreement dated September 1, 1999 for Gary D. Forsee.
11	Computation of Earnings Per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of BellSouth.
24	Powers of Attorney.
99a	Annual report on Form 11-K for BellSouth Retirement Savings Plan for the fiscal year ended December 31, 2000 (to be filed under Form 11-K within 180 days of the end of the period covered by this report).
99b	Annual report on Form 11-K for BellSouth Savings and Security ESOP Plan for the fiscal year ended December 31, 2000 (to be filed under Form 11-K within 180 days of the end of the period covered by this report).

b. Reports on Form 8-K:

Date of Event	Subject
October 17, 2000	Announcement of Wireless Joint Venture
October 19, 2000	Third Quarter 2000 Earnings
November 16, 2000	Update on Fiscal 2000 and Fiscal 2001 Performance Guidance
December 19, 2000	Update on Video Entertainment Restructuring

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELLSOUTH CORPORATION
/s/ W. PATRICK SHANNON W. Patrick Shannon Vice President — Finance and Supply Chain Management February 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:
F. Duane Ackerman*
CHAIRMAN OF THE BOARD, PRESIDENT
AND CHIEF EXECUTIVE OFFICER

PRINCIPAL FINANCIAL OFFICER:
Ronald M. Dykes*
CHIEF FINANCIAL OFFICER

PRINCIPAL ACCOUNTING OFFICER:
W. Patrick Shannon*
Vice President—Finance and
Supply Chain Management

DIRECTORS:

F. Duane Ackerman*	Joseph M. Magliochetti*
Reuben V. Anderson*	John G. Medlin, Jr.*
James H. Blanchard*	Leo F. Mullin*
J. Hyatt Brown*	Eugene F. Murphy*
Armando M. Codina*	Robin B. Smith*
Kathleen F. Feldstein*	William S. Stavropoulos*
James P. Kelly*
*By: /s/ W. PATRICK SHANNON W. Patrick Shannon (INDIVIDUALLY AND AS ATTORNEY-IN-FACT) February 28, 2001

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference of our report, dated February 26, 2001, relating to the financial statements, which appears in this Form 10-K, in the following Registration Statements of BellSouth Corporation:

  —
  Form S-3 (File No. 333-21233),

  —
  Form S-3 (File No. 333-31301),

  —
  Form S-3 (File No. 333-77053),

  —
  Form S-8 (File No. 33-38264),

  —
  Form S-8 (File No. 33-49459),

  —
  Form S-8 (File No. 333-13783),

  —
  Form S-8 (File No. 333-31600),

  —
  Form S-8 (File No. 333-49169),

  —
  Form S-8 (File No. 333-52416),

  —
  Form S-8 (File No. 333-52422).

Atlanta, Georgia
March 1, 2001

QuickLinks

TABLE OF CONTENTS
SIGNATURES
CONSENT OF INDEPENDENT ACCOUNTANTS