Form 10-Q
period 2001-03-31
BELLSOUTH CORP
filed 2001-05-07
CIK 732713

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q
                                   (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001


                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At April 30, 2001, 1,874,150,577 common shares were outstanding.

                                Table of Contents


Item                                                                      Page
                            Part I
  1.Financial Statements
       Consolidated Statements of Income ................................... 3
       Consolidated Balance Sheets ......................................... 4
       Consolidated Statements of Cash Flows ............................... 5
       Consolidated Statements of Shareholders' Equity
          and Comprehensive Income ......................................... 6
       Notes to Consolidated Financial Statements ...........................8

 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................................20

 3. Qualitative and Quantitative Disclosures about Market Risk .............31

                            Part II
 6. Exhibits and Reports on Form 8-K .......................................33

 PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------

                              BELLSOUTH CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In Millions, Except Per Share Amounts)


                                         For the Three Months
                                            Ended March 31
                                     ------------------------------
                                     ------------------------------
                                         2000             2001
                                     -------------     ------------
                                     -------------     ------------
Operating revenues:
 Communications group                     $ 4,513          $ 4,665
 Domestic wireless                            867                -
 Latin America                                678              773
 Domestic advertising and
  publishing                                  349              434
 All other                                     33               47
                                     -------------     ------------
                                     -------------     ------------
        Total operating revenues            6,440            5,919
                                     -------------     ------------
                                     -------------     ------------

Operating expenses:
 Operational and support expenses           3,521            3,161
 Depreciation and amortization              1,218            1,157
 Severance accrual                             78                -
                                     -------------     ------------
                                     -------------     ------------
        Total operating expenses            4,817            4,318
                                     -------------     ------------
                                     -------------     ------------

Operating income                            1,623            1,601

Interest expense                              306              360
Net earnings of
 equity affiliates                            131               84
Other income, net                              83               82
                                     -------------     ------------
                                     -------------     ------------

Income before income taxes                  1,531            1,407
Provision for income taxes                    530              516
                                     -------------     ------------
                                     -------------     ------------

        Net income                        $ 1,001            $ 891
                                     =============     ============
                                     =============     ============


Weighted-average common
  shares outstanding:
     Basic                                  1,881            1,873
     Diluted                                1,898            1,886
Dividends declared per
  common share                             $ 0.19           $ 0.19
Earnings per share:
     Basic                                 $ 0.53           $ 0.48
     Diluted                               $ 0.53           $ 0.47




        The accompanying notes are an integral part of these consolidated financial statements.

                              BELLSOUTH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     (In Millions, Except Per Share Amounts)


                                             December 31,        March 31,
                                                2000               2001
                                                               (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                   $ 1,061             $ 712
     Accounts receivable, net of
      allowance for uncollectibles
      of $377 and $398                              5,157             5,029
     Material and supplies                            379               414
     Other current assets                             809             1,160
         Total current assets                       7,406             7,315

Investments and advances                           11,010             9,969

Property, plant and equipment                      60,912            61,950
Less:  accumulated depreciation                    36,755            37,346
     Property, plant and equipment, net            24,157            24,604

Deferred charges and other assets                   4,180             4,445
Intangible assets, net                              4,172             4,280

         Total assets                            $ 50,925          $ 50,613

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Debt maturing within one year                $ 7,569           $ 6,250
     Accounts payable                               2,233             2,105
     Other current liabilities                      3,468             3,481
         Total current liablities                  13,270            11,836

Long-term debt                                     12,463            13,075

Noncurrent liabilities:
     Deferred income taxes                          3,580             3,516
     Other noncurrent liabilities                   4,700             4,793
         Total noncurrent liabilities               8,280             8,309

Shareholders' equity:
     Common stock, $1 par value (8,650
      shares authorized; 1,872
      and 1,873 shares outstanding)                 2,020             2,020
     Paid-in capital                                6,740             6,761
     Retained earnings                             14,074            14,588
     Accumulated other comprehensive
      income (loss)                                  (488)             (637)
     Shares held in trust and treasury             (5,222)           (5,168)
     Guarantee of ESOP debt                          (212)             (171)
         Total shareholders' equity                16,912            17,393

         Total liabilities and shareholders'
           equity                                $ 50,925          $ 50,613



        The accompanying notes are an integral part of these consolidated financial statements.

                              BELLSOUTH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In Millions)

                                                        For the Three Months
                                                           Ended March 31,
                                                          2000        2001

Cash Flows from Operating Activities:
 Net income                                            $ 1,001       $ 891
 Adjustments to net income:
  Depreciation and amortization                          1,218       1,157
  Curtailment charge                                         -          72
  Severance accrual                                         78           -
  Loss on sale of investment                                 -          50
  Provision for uncollectibles                              89         106
  Net earnings of equity affiliates                       (131)        (84)
  Dividends received from equity affiliates                  9          29
  Minority interests in income of subsidiaries               2         (15)
  Deferred income taxes and investment tax credits          (6)         16
 Net change in:
  Accounts receivable and other current assets               3        (210)
  Accounts payable and other current liabilities           308        (107)
  Deferred charges and other assets                       (237)       (279)
  Other liabilities and deferred credits                   (34)        (29)
 Other reconciling items, net                               50           7
                                                             -           -
  Net cash provided by operating activities              2,350       1,604

Cash Flows from Investing Activities:
 Capital expenditures                                   (1,563)     (1,690)
 Investments in and advances to equity affiliates          (26)       (115)
 Purchases of wireless licenses                            (69)        (10)
 Proceeds from sale of investment                            -       1,000
 Proceeds from disposition of short-term investments        137         107
 Purchases of short-term investments                       (64)        (76)
 Proceeds from repayment of loans and advances              17           5
 Investments in debt securities                              -        (176)
 Other investing activities, net                            12          15
                                                             -
  Net cash used for investing activities                (1,556)       (940)

Cash Flows from Financing Activities:
 Net borrowings (repayments) of short-term debt         (2,201)       (917)
 Proceeds from long-term debt                            2,047         744
 Repayments of long-term debt                             (295)       (517)
 Dividends paid                                           (358)       (351)
 Purchase of treasury shares                              (140)          -
 Other financing activities, net                            20          28
                                                             -           -
  Net cash used for financing activities                  (927)     (1,013)

Net decrease in cash and cash equivalents                 (133)       (349)
Cash and cash equivalents at beginning of period         1,287       1,061
Cash and cash equivalents at end of period             $ 1,154       $ 712



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

                              BELLSOUTH CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In Millions)

                                        For the Three Months Ended March 31, 2000

                                        Number of Shares      Amount                      Accum.
                                                                                          Other
                                                  Shares                                  Compre-     Shares    Guaran-
                                                 Held in                                  hensive  Held in    tee of
                                        Common   Trust and    Common   Paid-in  Retained  Income/  Trust and   ESOP
                                         Stock   Treasury     Stock    Capital  Earnings  (Loss)   Treasury    Debt    Total
                                                   (a)                                               (a)

Balance at December 31, 1999              2,020      (138)    $ 2,020  $ 6,771  $ 11,456   $ (358) $ (4,798)  $ (276) $ 14,815

Net income                                                                         1,001                                 1,001
Other comprehensive income, net of tax:
    Foreign currency translation adjustment                                                    32                           32
    Net unrealized gains on securities                                                        291                          291
    Minimum pension liability adjustment                                                      (10)                         (10)

Total comprehensive income                                                                                               1,314
Dividends declared                                                                  (357)                                 (357)
Share issuances for employee benefit plans              1                            (22)                46                 24
Purchase of treasury stock                             (3)                                             (140)              (140)
Tax benefit related to stock options                                         4                                               4
ESOP activities and related tax benefit                                                                           37        37

Balance at March 31, 2000                 2,020      (140)    $ 2,020  $ 6,775  $ 12,078    $ (45) $ (4,892)  $ (239) $ 15,697


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

                              BELLSOUTH CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In Millions)

                                        For the Three Months Ended March 31, 2001

                                        Number of Shares      Amount                      Accum.
                                                                                          Other
                                                  Shares                                  Compre-   Shares    Guaran-
                                                 Held in                                  hensive  Held in    tee of
                                        Common   Trust and    Common   Paid-in  Retained  Income/  Trust and   ESOP
                                         Stock   Treasury     Stock    Capital  Earnings  (Loss)   Treasury    Debt    Total
                                                   (a)                                               (a)

Balance at December 31, 2000              2,020      (148)    $ 2,020  $ 6,740  $ 14,074   $ (488) $ (5,222)  $ (212) $ 16,912

Net income                                                                           891                                   891
Other comprehensive income, net of tax:
    Foreign currency translation adjustment                                                   (20)                         (20)
    Net unrealized losses on securities                                                      (108)                        (108)
    Net unrealized losses on derivatives                                                      (21)                         (21)

Total comprehensive income                                                                                                 742
Dividends declared                                                                  (357)                                 (357)
Share issuances for employee benefit plans              1                            (20)                54                 35
Tax benefit related to stock options                                        20                                              20
ESOP activities and related tax benefit                                                                           41        41

Balance at March 31, 2001                 2,020      (147)    $ 2,020  $ 6,761  $ 14,588   $ (637) $ (5,168)  $ (171) $ 17,393


(a) Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of March 31, 2001, there were approximately 36 shares held in trust and 111 shares held in treasury.


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

Note B - New Accounting Pronouncements

Derivative Instruments and Hedging Activities

Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives are to be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We adopted SFAS No. 133 on January 1, 2001. The impact of implementation was not material.

As of March 31, 2001, we have several interest rate swap hedges designated as cash flow hedges, which effectively hedge variable interest rates on short-term borrowings. The fair value of these swaps was $(32) at March 31, 2001 and $(21) was charged to other comprehensive income. In addition, we also have an interest rate swap on long-term borrowings designated as a fair value swap, which did not qualify for hedge accounting. The fair value of this hedge at March 31, 2001 was not material.

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

                                      For the Three Months
                                         Ended March 31,
                                       2000           2001
                                       ----           ----
Basic common shares outstanding ....   1,881          1,873
Incremental shares from stock options     17             13
                                       -----          -----
Diluted common shares outstanding ...  1,898          1,886
                                       =====          =====

The earnings amounts used for per-share calculations are the same for both the basic and diluted methods.

                              BELLSOUTH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                              (Dollars In Millions)

Note D - Workforce reduction

In February 2000, we announced that we would reduce our domestic general and administrative staff by approximately 2,100 positions. These reductions are the result of the streamlining of work processes in conjunction with our shift to a more simplified management structure. As a result of these reductions, we recorded a one-time charge of $78, or $48 after tax, for severance and post-employment health benefits. As of March 31, 2001 we have substantially completed this restructuring.

Note E - Sale of Qwest Shares

In January 2001, we sold approximately 22.2 million shares of Qwest Communications common stock to Qwest for $1.0 billion in cash, or $45 per share. Subsequent to this transaction, we own 51.8 million shares of Qwest common stock representing approximately 3.1% of the outstanding shares of Qwest.

In addition, we entered an agreement to purchase $250 of services and products from Qwest over a five-year period, with payment being made in shares of Qwest stock we currently own. Accordingly, these shares are considered restricted and are no longer classified as available-for-sale. Minimum payments under the agreement are required to be made annually. The stock prices used to compute the number of shares for such payments is fixed per the agreement. All such prices are above our original cost basis.

Note F - Restructuring of Wireless Video Entertainment Business

In December 2000, we announced that we would restructure our video entertainment service and concentrate our entertainment business on our fiber optic-based wireline video operations. This move was made to better align our resources with our strategic priorities in broadband services.

We recorded charges of approximately $498, or $323 net of tax, related to this restructuring in the fourth quarter of 2000. These charges consisted of approximately $289 for asset writeoffs and writedowns and $209 for contract termination penalties, migration of customers to alternative service providers and for severance and related benefit expenses. As of March 31, 2001, we have charged $132 against the $209 accrued, leaving the accrual at $77 as of that date. We expect to complete the plan by the end of 2001. Operating revenues generated by this business were $14 in first quarter 2000 and $13 in first quarter 2001, while operating losses were $24 in first quarter 2000 and $8 in first quarter 2001.

Note G - Curtailment charge

In first quarter 2001, we recognized a curtailment loss of $72 in accordance with provisions of FAS 106, Employers' Accounting for Postretirement Benefits Other Than Pension. The loss resulted from accelerated recognition of prior service cost in excess of the decrease in our postretirement benefit obligation for the wireless employees that will be covered under Cingular's postretirement benefit plans.

Note H - Contribution of AB Cellular to Cingular

In December 2000 we exercised our option to redeem AT&T's 55.6% partnership interest in AB Cellular through the distribution of our Los Angeles Cellular operations. This redemption resulted in our ownership of the remaining AB Cellular investment, including 100% of the Houston cellular operations, 87.35% of the Galveston cellular operations, and approximately $1.1 billion of cash. In January 2001, we received FCC approval to transfer these properties and the cash to Cingular, as contemplated by the October 2, 2000 Cingular contribution and formation agreement.

                              BELLSOUTH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                              (Dollars In Millions)

Note I - Segment Information

Effective first quarter 2001, we have recast our segments to align with our current management reporting structure. The prior period segment information shown has been restated to conform with this new structure.

We have four reportable operating segments: (1) Communications group; (2) Domestic wireless; (3) Latin America; and (4) Domestic advertising and publishing. We have included the operations of all other businesses falling below the reporting threshold in the "All other" segment. The "Reconciling items" shown below include Corporate Headquarters and capital funding activities, the reversal of our proportionate share of Cingular's reported results, intercompany eliminations and other special items that may arise. Special items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature.

During fourth quarter 2000, we contributed our domestic wireless operations to Cingular, and we account for our investment in Cingular under the equity method. For management purposes, however, we evaluate our domestic wireless segment based on our proportionate share of Cingular's results. Accordingly, the operating revenues and expenses reported for our domestic wireless segment for first quarter 2001 reflect 40% of Cingular's total revenues and expenses, whereas first quarter 2000 reflects the historical results of our wireless businesses that have been contributed to Cingular.

The following table provides information for each operating segment:

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note I - Segment Information (Continued)


                           First Quarter           %
---------------------------------------------------------
                         2000        2001        Change
---------------------------------------------------------
Communications group
---------------------------------------------------------
External revenues        $ 4,491     $ 4,652         3.6
Intersegment revenues         87          34       (60.9)
   Total revenues        $ 4,578     $ 4,686         2.4
Operating income         $ 1,503     $ 1,510         0.5
Segment net income         $ 832       $ 855         2.8
---------------------------------------------------------

---------------------------------------------------------
---------------------------------------------------------
Domestic wireless
---------------------------------------------------------
External revenues          $ 944     $ 1,310        38.8
Intersegment revenues          6           -        N/M*
   Total revenues          $ 950     $ 1,310        37.9
Operating income            $ 57       $ 205       259.6
Net earnings (losses)
  of equity affiliates      $ 32         $ -      (100.0)
Segment net income          $ 41        $ 88       114.6
---------------------------------------------------------

---------------------------------------------------------
---------------------------------------------------------
Latin America
---------------------------------------------------------
External revenues          $ 678       $ 773        14.0
Intersegment revenues         17           9       (47.1)
   Total revenues          $ 695       $ 782        12.5
Operating income           $ (12)       $ (2)       83.3
Net earnings (losses)
  of equity affiliates      $ (6)      $ (42)        N/M
Segment net income (loss)  $ (20)      $(106)        N/M

---------------------------------------------------------
---------------------------------------------------------
Domestic advertising and publishing
---------------------------------------------------------
External revenues           $ 349       $ 434        24.4
Intersegment revenues           4           3       (25.0)
   Total revenues           $ 353       $ 437        23.8
Operating income            $ 155       $ 226        45.8
Segment net income           $ 94       $ 137        45.7
---------------------------------------------------------

---------------------------------------------------------
---------------------------------------------------------
All other
---------------------------------------------------------
External revenues            $ 23        $ 28        21.7
Intersegment revenues           2           5         N/M
   Total revenues            $ 25        $ 33        32.0
Operating income              $ 2         $ 6         N/M
Net earnings (losses)
 of equity affiliates        $ 23       $ (20)        N/M
Segment net income           $ 21       $ (17)        N/M
---------------------------------------------------------


* Not Meaningful

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note I - Segment Information (Continued)

                           First Quarter           %
                         2000        2001       Change
---------------------------------------------------------
Reconciling items
---------------------------------------------------------
External revenues       $ (45)    $(1,278)        N/M
Intersegment revenues    (116)        (51)       56.0
   Total revenues       $(161)    $(1,329)        N/M
Operating loss          $ (82)     $ (344)        N/M
Net earnings (losses) of
 equity affiliates       $ 82       $ 146         N/M
Segment net income (loss)$ 33       $ (66)        N/M
---------------------------------------------------------

---------------------------------------------------------
---------------------------------------------------------
Reconciliation to Consolidated Financial Information
---------------------------------------------------------
---------------------------------------------------------
Operating Revenues
---------------------------------------------------------
Communications group  $ 4,578      $4,686         2.4
Domestic wireless         950       1,310        37.9
Latin America             695         782        12.5
Domestic advertising
 and publishing           353         437        23.8
All other                  25          33        32.0
    Total segments    $ 6,601      $7,248         9.8
Reconciling items       $(161)    $(1,329)        N/M
Total consolidated    $ 6,440      $5,919        (8.1)
---------------------------------------------------------
---------------------------------------------------------

---------------------------------------------------------
---------------------------------------------------------
Net Income
---------------------------------------------------------
Communications group   $ 832       $ 855         2.8
Domestic wireless         41          88       114.6
Latin America            (20)       (106)        N/M
Domestic advertising
  and publishing          94         137        45.7
All other                 21         (17)        N/M
    Total segments     $ 968       $ 957        (1.1)
Reconciling items       $ 33       $ (66)        N/M
Total consolidated   $ 1,001       $ 891       (11.0)
---------------------------------------------------------
---------------------------------------------------------

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note J - Marketable Securities

We have investments in marketable securities, primarily common stocks, which are accounted for under the cost method. These investments are comprised primarily of an approximate 3.1% equity interest in Qwest and are classified as available-for-sale under SFAS 115. Under SFAS 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses, net of income taxes, recorded in accumulated other comprehensive income
(loss) in our statement of changes in shareholders' equity and comprehensive income. The fair values of our investments in marketable securities are determined based on market quotations.

The tables below show certain summarized information related to our investments which are adjusted to their fair value at March 31:
                                             Gross       Gross
                                          Unrealized   Unrealized
                        2000     Cost        gains       losses   Fair Value
                               ------        -----       ------   ----------

Investment in Qwest ....       $3,500        $  55         $ --     $ 3,555
Other investments ......          208          212           --         420
                               ------        -----       ------   ----------
    Total ..............       $3,708        $ 267         $ --   $    3,975
                               ======        =====       ======   ==========

                                              Gross       Gross
                                           Unrealized   Unrealized
                        2001     Cost         gains       losses   Fair Value
                               ------         -----       ------   ----------

Investment in Qwest ....       $2,197           $--       $  567   $    1,630
Other investments ......          480            18           94          404
                               ------         -----       ------   ----------
    Total ..............       $2,677         $  18       $  661   $    2,034
                               ======         =====       ======   ==========

Note K - Summary Financial Information for Equity Investees

The following table displays the summary combined financial information of our equity method businesses. These amounts are shown on a 100-percent basis.

                                                           For the Three
                                                           Months Ended
                                                             March 31,
                                                         2000         2001
Revenues  ..........................................    $1,499       $4,411
                                                        ======       ======
Operating income ...................................    $ 111        $ 471
                                                        ======       =====
Net income .........................................    $  38        $ 118
                                                        ======        =====


Note L- Debt Issuance

In February 2000 we issued $2 billion of long-term debt, consisting of $1 billion of Ten-year, 7 3/4% Notes and $1 billion of Thirty-year, 7 7/8% Debentures. We received total proceeds of $1,974, which were used to retire commercial paper.

In April 2001 we issued additional debt - see note P.

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note M - Contingencies


Litigation Matters

Reciprocal compensation

Following the enactment of the Telecommunications Act of 1996, our telephone company subsidiary, BellSouth Telecommunications, Inc. (BST), and various competitive local exchange carriers entered into interconnection agreements providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous competitive local carriers have claimed entitlement from BST for compensation associated with dial-up calls originating on BST's network and connecting with Internet service providers served by the competitive local carriers' networks. BST has maintained that dial-up calls to Internet service providers are not local calls for which terminating compensation is due under the interconnection agreements; however, the courts and state regulatory commissions in BST's operating territory that have considered the matter have, in most cases, ruled that BST is responsible for paying reciprocal compensation on these calls. At March 31, 2001, the exposure related to unrecorded amounts withheld from competitive local carriers was approximately $350, including accrued interest. We have commenced discussions with several competitive local carriers concerning settlement of some claims, and agreements have been reached in certain circumstances.


On April 27, 2001, the FCC released an Order on Remand and Report and Order addressing the issue of compensation for ISP traffic. In its Order, the FCC acknowledged that dial-up calls to Internet service providers are not local calls, but instead are "information access" traffic exempt from the reciprocal compensation provisions of the 1996 Act. The FCC has implemented a three-year interim period during which local carriers will pay inter-carrier compensation for such calls in decreasing increments. After the three-year interim period, the new rules on inter-carrier compensation to be adopted in connection with the Notice of Proposed Rulemaking referred to above are expected to be in effect. If no rules have been adopted by that time, the inter-carrier compensation in effect at the end of the third year would remain in effect.


Other reciprocal compensation issues

In a related matter, a competitive local carrier has claimed terminating compensation of approximately $165 for service arrangements that we did not believe involved "traffic" under our interconnection agreements. We filed a complaint with the state regulatory commission asking that agency to declare that we did not owe reciprocal compensation for these arrangements. In March 2000, the state commission ruled in our favor finding that compensation was not owed to the competitive local carrier. This matter is currently on appeal.

Compliance Matters

Foreign Corrupt Practices Act

In July 2000, the SEC began a formal investigation of whether we and others may have violated the Foreign Corrupt Practices Act (FCPA). The SEC has subpoenaed documents relating to the activities of our foreign subsidiaries, and we have produced responsive documents. Prior to the commencement of the SEC's formal investigation, we had engaged outside counsel to investigate an FCPA matter relating to the activities of one of our foreign subsidiaries in Latin America, and outside counsel concluded that those activities did not violate the Act. Thereafter and independent of these developments, our internal auditors, in the ordinary course of conducting compliance reviews, identified issues concerning accounting entries made by another of our Latin American subsidiaries. We have informed the SEC as to this matter, and the SEC has expanded its investigation to encompass it. Our internal investigation of the FCPA compliance of our foreign subsidiaries is continuing. We are cooperating with the SEC in its investigation, but we cannot predict the duration or the outcome of the SEC's investigation or whether the scope of the investigation will be expanded beyond the matters currently identified.

                              BELLSOUTH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                              (Dollars In Millions)

Note M - Contingencies (continued)

Regulatory matters

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

CWA Agreement

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

Note N - Tracking Stock

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

Note O - Subsidiary Financial Information

We have fully and unconditionally guaranteed all of the outstanding debt securities of BST that are subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934. BST is a 100% owned subsidiary of BellSouth. In accordance with SEC rules, BST is no longer subject to the reporting requirements of the Securities Exchange Act of 1934, and we are providing the following condensed consolidating financial information.

                              BELLSOUTH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                              (Dollars In Millions)

Note O - Subsidiary Financial Information (Continued)

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

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                               For the Quarter Ended March 31, 2000
                              BST      Other    Parent  Adjustments       Total

Total operating revenues   $ 4,467  $ 2,213     $ 380      $ (620)     $ 6,440
Total operating expenses    3,159    2,110       184        (636)       4,817

Operating income            1,308      103       196          16        1,623

Interest expense              161       64       175         (94)         306
Net earnings (losses) of
  equity affiliates             4      117     1,245      (1,235)         131
Other income, net               2       13       182        (114)          83

Income before income taxes  1,153      169     1,448      (1,239)       1,531
Provision for income taxes    436       31        59           4          530

Net income                  $ 717    $ 138   $ 1,389    $ (1,243)     $ 1,001


                                   For the Quarter Ended March 31, 2001
                                 BST     Other   Parent   Adjustments   Total

Total operating revenues      $ 4,575 $ 1,576    $ 544       $ (776)   $ 5,919
Total operating expenses        3,216   1,402      480         (780)     4,318

Operating income                1,359     174       64            4      1,601

Interest expense                  167      89      188          (84)       360
Net earnings (losses) of
  equity affiliates                 4      77    1,156       (1,153)        84
Other income, net                   8      63      100          (89)        82

Income before income taxes      1,204     225    1,132       (1,154)     1,407
Provision for (benefit from)
 income taxes                     439     138      (62)           1        516

Net income                      $ 765    $ 87  $ 1,194     $ (1,155)     $ 891

                              BELLSOUTH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                              (Dollars In Millions)

Note O - Subsidiary Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

                                                 December 31, 2000
                                                             Adjust-
                                   BST     Other    Parent    ments     Total

ASSETS
Current assets:
Cash and cash equivalents             $ 62    $ 999      $ -       $ -  $ 1,061
Accounts receivable, net             3,195    2,162    5,522    (5,722)   5,157
Other current assets                   271      837      184      (104)   1,188
Total current assets                 3,528    3,998    5,706    (5,826)   7,406

Investments and advances               322    7,505   10,592    (7,409)  11,010
Property, plant and equipment, net  21,277    2,518      362         -   24,157
Deferred charges and other assets    3,868      219      186       (93)   4,180
Intangible assets, net                 692    3,291      189         -    4,172

Total assets                       $29,687 $ 17,531 $ 17,035 $ (13,328) $50,925

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current liabilities:
Debt maturing within one year      $ 1,830  $ 1,724  $ 8,791  $ (4,776) $ 7,569
Other current liabilities            3,514    4,054    1,105    (2,972)   5,701
Total current liablities             5,344    5,778    9,896    (7,748)  13,270

Long-term debt                       7,641    1,594    8,139    (4,911)  12,463

Noncurrent liabilities:
Deferred income taxes                2,306    1,271        3         -    3,580
Other noncurrent liabilities         3,209    1,316      321      (146)   4,700
Total noncurrent liabilities         5,515    2,587      324      (146)   8,280

Shareholders' equity:               11,187    7,572   (1,324)     (523)  16,912

Total liabilities and
  shareholders' equity              $29,687 $ 17,531 $ 17,035 $ (13,328) $50,925

                              BELLSOUTH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                              (Dollars In Millions)

Note O - Subsidiary Financial Information (Continued)

                                            March 31, 2001
                                                         Adjust-
                             BST      Other    Parent     ments     Total

ASSETS
Current assets:
Cash and cash equivalents      $ 83    $  453     $ 127      $ 49      $ 712
Accounts receivable, net      3,100     2,150     3,169    (3,390)     5,029
Other current assets            517       948       345      (236)     1,574
Total current assets          3,700     3,551     3,641    (3,577)     7,315

Investments and advances        310     5,606     7,197    (3,144)     9,969
Property, plant and equipment,
 net                         21,620     2,556       428         -     24,604
Deferred charges and
 other assets                 4,159       218       342      (274)     4,445
Intangible assets, net          822     3,269       155        34      4,280

Total assets               $ 30,611  $ 15,200  $ 11,763  $ (6,961)  $ 50,613

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within
 one year                   $ 2,213     $ 778   $ 6,070  $ (2,811)   $ 6,250
Other current liabilities     3,629     1,758       954      (755)     5,586
Total current liablities      5,842     2,536     7,024    (3,566)    11,836

Long-term debt                7,642     2,277     5,743    (2,587)    13,075

Noncurrent liabilities:
Deferred income taxes         2,398     1,287         -      (169)     3,516
Other noncurrent liabilities  3,270     1,332       353      (162)     4,793
Total noncurrent liabilities  5,668     2,619       353      (331)     8,309

Shareholders' equity:        11,459     7,768    (1,357)     (477)    17,393

Total liabilities and
 shareholders' equity       $30,611   $15,200  $ 11,763  $ (6,961)  $ 50,613

                              BELLSOUTH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                              (Dollars In Millions)

Note O - Subsidiary Financial Information (Continued)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS


                                For the Quarter Ended March 31, 2000
----------------------------------------------------------------------------
                             BST       Other   Parent Adjustments   Total
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Cash flows from operating
  activities                 $1,975     $285   $ 192      $(102)    $2,350
----------------------------------------------------------------------------
Cash flows from investing
  activities                 (1,154)    (349)    448       (501)    (1,556)
----------------------------------------------------------------------------
Cash flows from financing
  activities                   (625)      79    (984)       603       (927)
----------------------------------------------------------------------------
Net increase (decrease)
  in cash                     $ 196     $ 15   $(344)       $ -     $ (133)
----------------------------------------------------------------------------
----------------------------------------------------------------------------





                              For the Quarter Ended March 31, 2001
----------------------------------------------------------------------------
                             BST      Other     Parent  Adjustments    Total
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Cash flows from operating
 activities                 $1,560    $ 24       $42       $ (22)     $1,604
----------------------------------------------------------------------------
Cash flows from investing
 activities                 (1,410)   (191)   (1,438)       2,099       (940)
----------------------------------------------------------------------------
Cash flows from financing
 activities                   (129)      1     1,192      (2,077)     (1,013)
----------------------------------------------------------------------------
Net increase (decrease) in
 cash                         $ 21  $ (166)    $(204)        $ -      $ (349)
----------------------------------------------------------------------------


Note P - Subsequent events

In April 2001, we privately sold $1 billion of 20-year annual put reset securities. The notes will bear interest at 4.287 percent until April 2002, at which time the interest rate will be reset if certain investment banks holding call options exercise their options and remarket the notes. If the banks do not exercise their call options on that date, we will be required to redeem the notes at par. The proceeds will be used to pay down short-term borrowings.

                              BELLSOUTH CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in Millions, Except Per Share Amounts)

 For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our latest annual report on Form 10-K.

------------------------------------------------------------------------------
Consolidated Results of Operations
------------------------------------------------------------------------------

Key financial and operating data for first quarter 2000 and 2001 are as follows. All references to earnings per share are on a diluted basis:

                                     First Quarter           %
                                   2000         2001       Change
                                   --------- ----------- -----------
Results of operations:
---------------------------------- --------- ----------- -----------
Operating revenues                   $6,440      $5,919       (8.1)
---------------------------------- --------- ----------- -----------
Operating expenses                    4,817       4,318      (10.4)
---------------------------------- --------- ----------- -----------
Operating income                      1,623       1,601       (1.4)
---------------------------------- --------- ----------- -----------
Interest expense                        306         360        17.6
---------------------------------- --------- ----------- -----------
Net earnings (losses)
  of equity affiliates                  131          84      (35.9)
---------------------------------- --------- ----------- -----------
Other income, net                        83          82       (1.2)
---------------------------------- --------- ----------- -----------
Provision for income taxes              530         516       (2.6)
---------------------------------- --------- ----------- -----------
         Net income                  $1,001       $ 891      (11.0)
---------------------------------- --------- ----------- -----------
---------------------------------- --------- ----------- -----------
As Reported:
   Net income                        $1,001       $ 891      (11.0)
   Earnings per share                $ 0.53       $0.47      (11.3)
---------------------------------- --------- ----------- -----------
Normalized:
   Net income                         $ 981       $ 975       (0.6)
   Earnings per share                $ 0.52       $0.52          --
---------------------------------- --------- ----------- -----------

---------------------------------- --------- ----------- -----------
Cash flow data:
---------------------------------- --------- ----------- -----------
Cash provided by
 operating activities               $2,350      $1,604      (31.7)
---------------------------------- --------- ----------- -----------
Cash used for
 investing activities              $(1,556)      $(940)        39.6
---------------------------------- --------- ----------- -----------
Cash used for
  financing activities              $ (927)    $(1,013)       (9.3)
---------------------------------- --------- ----------- -----------

---------------------------------- --------- ----------- -----------
Other:
---------------------------------- --------- ----------- -----------
Effective tax rate                    34.6%       36.7%     +210bps
---------------------------------- --------- ----------- -----------
Average debt balances:
   Short-term debt                   $6,817     $ 6,523       (4.3)
   Long-term debt                    $9,909     $12,963        30.8
     Total average
      debt balance                  $16,726     $19,486        16.5
---------------------------------- --------- ----------- -----------
EBITDA(1)                           $ 2,919      $2,758       (5.5)
---------------------------------- --------- ----------- -----------
EBITDA margin(2)                      45.3%       46.6%     +130bps
---------------------------------- --------- ----------- -----------

(1) EBITDA represents income before net interest expense, income taxes, depreciation and amortization, severance accrual, net earnings (losses) of equity affiliates and other income, net. We present EBITDA because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance and because we believe that EBITDA is an additional meaningful measure of performance and liquidity. EBITDA does not represent cash flows for the period, nor is it an alternative to operating income (loss) as an indicator of operating performance. You should not consider it in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The items excluded from the calculation of EBITDA are significant components in understanding and assessing our financial performance. Our computation of EBITDA may not be comparable to the computation of similarly titled measures of other companies. EBITDA does not represent funds available for discretionary uses.
(2)      EBITDA margin is EBITDA divided by operating revenues.




-------------------------------------------------------------------------------
Overview of consolidated results of operations
-------------------------------------------------------------------------------

On a comparative basis, our results reflect the effects of the contribution of our former domestic wireless operations to Cingular in fourth quarter 2000, and our acquisition of operations in Colombia in July 2000.

Normalized results for first quarter 2000 exclude the impacts of:

o Income related to the restructuring of our ownership interest in the German wireless operator, E-Plus, which increased net income by $68, or $0.04 per share.

o Expense recorded as a result of our previously announced plan to reduce our domestic general and administrative staff, which reduced net income by $48, or $0.03 per share.

Normalized results for first quarter 2001 exclude the impacts of:

o Loss recorded as a result of selling 22.2 million shares of Qwest common stock. We received total proceeds of $1,000 and recognized a loss of $50, or $32 after tax, or $0.02 per share.

o Expense recorded for changes in post retirement medical benefit obligations, which reduced net income by $47, or $0.02 per share.

o Losses incurred as we exit our wireless video entertainment business, which reduced net income by $5.

Events Affecting Comparability

Formation of Cingular Wireless

In October 2000, we contributed our domestic wireless voice and data operations to a joint venture with SBC Communications and formed Cingular Wireless (Cingular). We own an approximate 40% stake in Cingular, and share joint control with SBC. Accordingly, we account for our share of Cingular's results using the equity method. Prior to October 2000, we consolidated the revenues and expenses of these operations. As a result of this change, our first quarter 2000 results include the revenues and expenses attributable to our former domestic wireless operations and our first quarter 2001 results include equity in earnings attributable to Cingular.

Operating Revenues

Our reported operating revenues decreased $521 in first quarter 2001 compared to first quarter 2000. These changes reflect:

o A decrease of $867 from our domestic wireless operations due to the contribution of our domestic wireless operations to Cingular, as explained above.

o Increases in our communications group of $152 driven by strong growth in digital and data revenues, wholesale revenues, and by the company's marketing of calling features. These increases were offset by declines in basic service revenues, reflecting competition and a slowing economy. Also impacting revenues was the decline in our public payphone business.

o Higher revenues from our Latin America group of $95, or 14%, driven by the acquisition of Colombia in June 2000, as well as expansion in existing markets. We added approximately 2.7 million customers quarter over quarter, with 1.1 million of those coming from the acquisition and subsequent expansion of Colombia. Partially offsetting the impacts of customer growth is declining monthly revenue per customer resulting from increased penetration of cellular service into the mass-consumer market and exchange rate declines in some countries.

o Higher revenues from our domestic advertising and publishing group of $85, or 24.4%, driven by timing of book publications.





Operating Expenses

Total operating expenses decreased $499 in first quarter 2001 compared to first quarter 2000. Operating expenses for first quarter 2000 include a $78 severance accrual related to a plan to reduce our domestic general and administrative staff. Operating expenses for first quarter 2001 were impacted by expense for postretirement medical benefits which increased expenses by $72. The remaining decrease of $493 reflects:

o A decrease of $432 in operational and support expenses. Included in this change was a $649 decrease attributable to the domestic wireless operations which were contributed to Cingular. Offsetting this decrease were expenses in the Latin America group due primarily to the addition of the Colombian wireless properties and expenses in the communications group driven by our accelerated DSL growth initiative and customer service initiatives.

o A decrease of $61 in depreciation and amortization due primarily to $167 of expense recorded by our former domestic wireless operations in 2000. The decrease was offset by increases at the communications group and Latin America group due to additions of property, plant, equipment and software to support expansion of our domestic wireline communications and Latin American wireless networks and amortization of intangibles relating to our acquisition of Colombia.

Interest Expense

Interest expense increased 17.6% in first quarter 2001 as compared to first quarter 2000. Higher interest expense is attributed to higher average debt balances driven by debt related to Colombia, and the buyout of our partners in our Carolina PCS operations.

Net Earnings (Losses) of Equity Affiliates

Earnings from our unconsolidated businesses decreased $47. The first quarter 2000 period results include $68 in income related to the restructuring of our ownership interest in our German wireless operations. First quarter 2001 included $143 in income related to our equity investment in Cingular. These results are addressed in the discussions for the domestic wireless, Latin America group and all other segments.

Other Income, net

Other income, net includes interest income, gains/losses on disposition of assets, foreign currency gains/losses and miscellaneous nonoperating income. Other income, net remained relatively flat quarter over quarter.

Provision for Income Taxes

The provision for income taxes decreased $14. Our effective tax rate increased from 34.6% in first quarter 2000 to 36.7% in first quarter 2001. The increase in the effective tax rate is due primarily to the one-time gain related to the restructuring of E-Plus in first quarter 2000.

------------------------------------------------------------------------------
Results by Segment
------------------------------------------------------------------------------

Effective first quarter 2001, we have recast our segments to align with our current management reporting structure. The prior period segment information shown has been restated to conform with this new structure.

We have four reportable operating segments: (1) Communications group; (2) Domestic wireless; (3) Latin America; and (4) Domestic advertising and publishing. We have included the operations of all other businesses falling below the reporting threshold in the "All other" segment. We evaluate the performance of each business unit based on net income, exclusive of charges for use of intellectual property and adjustments for special items that may arise. Special items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature.


The following discussion highlights our performance in the context of these segments. For a more complete understanding of our industry, the drivers of our business, and our current period results, you should read this discussion in conjunction with our consolidated financial statements, including the related notes.

------------------------------------------------------------------------------
Communications Group
------------------------------------------------------------------------------

The communications group includes our core domestic businesses including: All domestic wireline voice, data, broadband, e-commerce, long distance, Internet services and advanced voice features. The group provides these services to an array of customers, including residential, business and wholesale.


                                         First Quarter           %
                                       ---------------------
                                       2000         2001       Change
-------------------------------------- --------- ----------- ------------
Results of Operations
Operating revenues:
   Local service                         $2,828      $2,910          2.9
   Network access                         1,232       1,237          0.4
   Long distance                            170         171          0.6
   Other communications                     348         368          5.7
-------------------------------------- --------- ----------- ------------
       Total operating revenues           4,578       4,686          2.4
-------------------------------------- --------- ----------- ------------
Operating expenses:
   Operational and support expenses       2,164       2,200          1.7
   Depreciation and amortization            911         976          7.1
-------------------------------------- --------- ----------- ------------
       Total Operating expenses           3,075       3,176          3.3
-------------------------------------- --------- ----------- ------------
Operating income                          1,503       1,510          0.5
-------------------------------------- --------- ----------- ------------
Segment net income                        $ 832       $ 855          2.8
-------------------------------------- --------- ----------- ------------

-------------------------------------- --------- ----------- ------------
Key Indicators
-------------------------------------- --------- ----------- ------------
Access line counts (000's):
-------------------------------------- --------- ----------- ------------
   Access lines:
-------------------------------------- --------- ----------- ------------
      Residential                        17,278      17,192        (0.5)
-------------------------------------- --------- ----------- ------------
      Business                            8,319       8,464          1.7
-------------------------------------- --------- ----------- ------------
      Other                                 263         242        (8.0)
-------------------------------------- --------- ----------- ------------
        Total access lines               25,860      25,898          0.1
-------------------------------------- --------- ----------- ------------
   Access line equivalents (1)           19,725      31,252         58.4
-------------------------------------- --------- ----------- ------------
        Total equivalent
          access lines                   45,585      57,150         25.4
-------------------------------------- --------- ----------- ------------
Resold lines and unbundled
  network elements (000's)                  930       1,408         51.4
-------------------------------------- --------- ----------- ------------
Access minutes of
  use (millions)                         28,716      27,942        (2.7)
-------------------------------------- --------- ----------- ------------

-------------------------------------- --------- ----------- ------------
IntraLATA toll messages
  (millions)                                136         108       (20.6)
-------------------------------------- --------- ----------- ------------
Internet customers (000's)                  753       1,047         39.0
-------------------------------------- --------- ----------- ------------
ADSL customers (000's)                       49         303        518.4
-------------------------------------- --------- ----------- ------------
Digital and data services
  revenues                                 $776      $1,005         29.5
-------------------------------------- --------- ----------- ------------
Calling feature revenues                   $515        $567         10.1
-------------------------------------- --------- ----------- ------------

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

Operating Revenues

Local service
The increase in local service revenues of $82 is attributable to strong growth in digital and data revenues, wholesale revenues, and by our marketing of calling features. Those increases were offset by a decrease in basic service revenues reflecting competition, rate reductions and a slowing economy as well as reduced payphone interconnect revenues at our telephone operations.


Residential access lines declined 0.5% to 17,192, while business access lines increased 1.7% to 8,464. The core business was effected by a slowing economy, as well as competitive and technological changes. The technological changes are manifested in the shifting of customers from wireline to wireless and second line customers to high-speed access service.

Due to expanding demand for our digital and data services, we ended the first quarter with over 57 million total equivalent access lines, an increase of 25.4% since March 31, 2000.

Revenues from optional calling features such as Caller ID, Call Waiting, Call Return and voicemail service increased $52, or 10.1%, quarter-over-quarter. These increases were driven by growth in calling feature usage through our Complete Choice(R) Package, a one-price bundled offering of over 20 services.

Increased penetration of extended local area calling plans also increased local service revenues by approximately $26 compared to first quarter 2000.

Network access
Network access revenues remained relatively flat in the first quarter of 2001 when compared to the same 2000 period, increasing $5, or 0.4%. Revenues from dedicated high-capacity data line offerings grew approximately $122 quarter-over-quarter as Internet service providers and high-capacity users increased their use of our network. The increase was substantially offset by a $98 decline in revenues derived from switched access services resulting from a decrease in access minute-of-use volumes and the impacts of access charge rate reductions.

Access minutes of use fell 2.7% to 27,942 million in first quarter 2001 from 28,716 million in first quarter 2000. This decrease resulted from: Continued migration of minutes to dedicated digital and data services offerings which are fixed-charge based rather than minute-of-use based; competition from competitive local exchange carriers whose traffic completely bypasses our network; and the effect of competitive services such as wireless and Internet e-mail. First quarter 2000 minute-of-use volumes were also positively impacted by the additional day of activity resulting from the leap year.

Access charge rate reductions negatively impacted these revenues $26 compared to first quarter 2000. These rate reductions are primarily related to the FCC's access reform and productivity factor adjustments. The reductions were partially offset by recoveries of local number portability costs.

Long distance
Long distance revenue for first quarter 2001 remained flat when compared to first quarter 2000. Growth in revenues from data services, wireless long distance and resale of long distance services outside of our wireline region was offset by declines in IntraLATA toll revenues. The decrease in toll revenue is attributable to a 20.6% decline in toll message volumes resulting from shifts to extended local calling area plans and from market share loss to other long distance carriers.

Other communications
Other communications revenue increased 5.7%, driven by growth in wireless interconnection revenues and offset by a reduction in payphone revenues, as we begin a transition out of this business that will be completed by December 2002.

Operating Expenses

Operational and support expenses
Operational and support expenses increased $36, or 1.7%, quarter over quarter. Included in this change were expenses totaling $204 which were primarily attributable to labor costs to support data and customer service initiatives. These increases were substantially offset by reductions in reciprocal compensation expense and income generated as favorable pension plan returns exceeded expenses from other employee benefits.

Depreciation and amortization
Depreciation and amortization expense increased $65, or 7.1%, for first quarter 2001 when compared to the same 2000 period. The increases are primarily attributable to amortization of capitalized software and depreciation resulting from higher levels of net property, plant and equipment.

-----------------------------------------------------------------------------
Domestic Wireless
-----------------------------------------------------------------------------

During fourth quarter 2000, we contributed our domestic wireless operations to Cingular, and we account for our investment in Cingular under the equity method. For management purposes, however, we evaluate our domestic wireless segment based on our proportionate share of Cingular's results. Accordingly, the operating revenues and expenses reported for our domestic wireless segment for first quarter 2001 reflect 40% of Cingular's total revenues and expenses, whereas first quarter 2000 reflects the historical results of our wireless businesses that have been contributed to Cingular.

Certain reclassifications of prior period amounts have been made, where appropriate, to reflect comparable operating results.


                                        First Quarter            %
                                    -----------------------
                                       2000        2001       Change
----------------------------------- ----------- ----------- ------------

Total operating revenues                 $ 950      $1,310         37.9
----------------------------------- ----------- ----------- ------------
Operating expenses:
   Operational and support expenses        726         925         27.4
   Depreciation and amortization           167         180          7.8
       Total operating expenses            893       1,105         23.7
----------------------------------- ----------- ----------- ------------
Operating income                            57         205        259.6
Segment net income                         $41         $88        114.6
----------------------------------- ----------- ----------- ------------

----------------------------------- ----------- ----------- ------------
Customers (a)                            5,499       8,477         54.2
----------------------------------- ----------- ----------- ------------
Average monthly revenue per
  customer (a)                             $59         $50       (15.3)
----------------------------------- ----------- ----------- ------------

   (a)For first quarter 2000, the amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties. Customer data for the first quarter 2001 is comprised of BellSouth's 40% share of the managed results of Cingular Wireless.

Operating Revenues

Total operating revenues grew $360, or 37.9%, for first quarter 2001 when compared to the same 2000 period. This growth is attributable to higher airtime, access and equipment sales revenues driven by the higher customer base created by the formation of Cingular. Cingular's revenues increased 14.6% from proforma first quarter 2000 results, driven by an 18.7% increase in cellular and PCS customer levels.

We expect competition to continue to intensify and pressure pricing in our markets. We believe this will further stimulate customer growth and demand and continue to increase usage as the overall market is expanded.

Operating Expenses

Operational and support expenses
Operational and support expenses increased $199, or 27.4%, during first quarter 2001 when compared to the same 2000 period. This increase was also attributable to the change in operations between periods. Cingular's expenses increased 19.5% over proforma first quarter 2000 results, impacted by higher levels of gross subscriber additions, higher cash expenses for marketing and advertising related to Cingular's national branding campaign, and merger and integration related expenses.

Depreciation and amortization
Depreciation and amortization increased $13, or 7.8%, to $180 during first quarter 2001 compared to the same 2000 period due primarily to higher levels of property, plant and equipment as a result of the formation of Cingular.







-----------------------------------------------------------------------------
Latin America Group
-----------------------------------------------------------------------------


The Latin America group is comprised principally of our investments in wireless businesses in eleven countries in Latin America. Consolidated operations include our businesses in Argentina, Chile, Colombia, Ecuador, Nicaragua, Peru and Venezuela. All other businesses are accounted for under the equity method, and accordingly their results are reported as Net earnings (losses) of equity affiliates.


                                         First Quarter            %
                                     -----------------------
                                        2000        2001       Change
------------------------------------ ----------- ----------- ------------

Total operating revenues                   $695        $782         12.5
------------------------------------ ----------- ----------- ------------
Operating expenses:
   Operational and support expenses         581         630          8.4
   Depreciation and amortization            126         154         22.2
        Total operating expenses            707         784         10.9
------------------------------------ ----------- ----------- ------------
Operating income                           (12)         (2)         83.3
------------------------------------ ----------- ----------- ------------
Net earnings (losses) of equity
  affiliates                                (6)        (42)         N/M*
------------------------------------ ----------- ----------- ------------
Segment net income (loss)                 $(20)      $(106)          N/M
------------------------------------ ----------- ----------- ------------

------------------------------------ ----------- ----------- ------------
Customers (a)                             5,096       7,784         52.7
------------------------------------ ----------- ----------- ------------
Average monthly revenue per
   customer (a)                             $40         $28       (30.0)
-----------------------------------  ----------- ----------- ------------

*  Not Meaningful

(a) The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.

Operating Revenues

The increase of $87 quarter-over-quarter is primarily due to substantial growth in the customer bases of our consolidated operations, which collectively have increased 52.7% since March 31, 2000. Our Colombia operation was the primary driver of both customer and revenue growth. Revenues were impacted by a delay in publication of directories by Listel, one of our advertising and publishing subsidiaries in Brazil. Also partially offsetting the impacts of customer growth is declining monthly revenue per customer resulting from increased penetration of cellular service into the mass-consumer market and exchange rate declines in some countries.

A stronger U.S. Dollar against foreign currencies has had a negative impact on reported revenues. Absent changes in foreign currency exchange rates, reported revenues would have increased an additional $36 for the quarter.

Operating Expenses

Operational and support expenses
For the 2001 period, these expenses increased $49 compared to first quarter 2000. These increases are primarily the result of expenses from our new Colombian wireless operations. Offsetting these increases are declines in operational and customer acquisition costs due to lower gross customer additions compared to prior year. Since March 31, 2000, our existing operations have added approximately 1.6 million customers, and we also added another 1.1 million customers with the acquisition and growth of Colombia.

Operational and support expenses denominated in local currencies were favorably impacted by the weakening of foreign currencies against the U.S. Dollar. Absent changes in foreign currency exchange rates, reported operational and support expenses would have increased an additional $23 for the quarter.

Depreciation and amortization
Depreciation expense remained relatively flat, increasing $5 quarter-over-quarter primarily due to higher gross depreciable plant resulting from the continued investment in our wireless network infrastructure, offset by lower depreciation at Venezuela due to a change in useful lives effective first quarter 2001. Amortization expense increased $23 quarter-over-quarter as a result of growth in intangibles related to our purchase of Colombia.

Net Earnings (Losses) of Equity Affiliates

Net earnings (losses) from our international equity affiliates decreased $36 to $(42) in first quarter 2001. The decline in earnings from our unconsolidated international businesses is due to lower operating results from our two principal investments in Brazil. Both of these businesses experienced significant foreign exchange losses as a result of the weakening of the Brazilian Real against the U.S. Dollar.

-----------------------------------------------------------------------------
Domestic Advertising and Publishing
-----------------------------------------------------------------------------

Our Domestic advertising and publishing segment is comprised of companies in the U.S. that publish, print, sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic product offerings.

------------------------------------ ----------------------- ------------
                                         First Quarter            %
                                        2000        2001       Change
------------------------------------ ----------- ----------- ------------

Total operating revenues                   $353        $437         23.8
------------------------------------ ----------- ----------- ------------
Operating expenses:
   Operational and support expenses         191         204          6.8
   Depreciation and amortization              7           7           --
        Total operating expenses            198         211          6.6
------------------------------------ ----------- ----------- ------------
Operating income                            155         226         45.8
------------------------------------ ----------- ----------- ------------
Segment net income                          $94        $137         45.7
------------------------------------ ----------- ----------- ------------

Operating Results

Revenues increased $84 for first quarter 2001 when compared to the same 2000 period. These increases were driven by timing of book publications as well as volume growth. Adjusted for these book shifts, external revenues for this segment would have increased by approximately 4.0% for the quarter.

Operational and support expenses increased $13 for first quarter 2001 when compared to the same 2000 period. Depreciation and amortization remained flat between periods.

------------------------------------------------------------------------------
All Other
------------------------------------------------------------------------------


                                   First Quarter            %
                               -----------------------
                                  2000        2001       Change
------------------------------ ----------- ----------- ------------

Total operating revenues              $25         $33         32.0
------------------------------ ----------- ----------- ------------
Operating expenses                     23          27         17.4
------------------------------ ----------- ----------- ------------
Operating income                        2           6          N/M
------------------------------ ----------- ----------- ------------
Net earnings (losses) of
  equity affiliates                    23        (20)          N/M
------------------------------ ----------- ----------- ------------
Segment net income (loss)              $21       $(17)          N/M
------------------------------ ----------- ----------- ------------

Operating Results

Revenues remained relatively flat, increasing $8 for first quarter 2001 compared to first quarter 2000. Expenses also remained relatively flat quarter over quarter with operating expenses increasing $4.

Net earnings (losses) from equity affiliates decreased $43 quarter over quarter due to higher losses from our equity affiliates in Germany.

-----------------------------------------------------------------------------
Financial Condition
-----------------------------------------------------------------------------

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

Net cash provided by (used for):
----------------------------------- ---------- --------- ----------------------
                                       2000       2001           Change
                                    ---------- --------- ----------------------

Operating activities...............   $ 2,350   $ 1,604   $ (746)      (31.7)%
Investing activities...............  $ (1,556)  $ (940)    $ 616        39.6%
Financing activities...............   $ (927)  $ (1,013)  $ (86)       (9.3)%

----------------------------------- ---------- --------- ----------- ----------

Net cash provided by operating activities
The decrease in cash from operations between 2000 and 2001 primarily reflects working capital expenditures to support our strategic initiatives on data and Latin American wireless. We also paid $200 related to a contract termination and $115 related to exiting the wireless entertainment business. First quarter 2000 included operating cash flow of approximately $120 from our former domestic wireless operations which were contributed to Cingular.

Net cash used in investing activities

During the first three months of 2001, we invested $1.7 billion for capital expenditures to support our wireline and wireless networks, to promote the introduction of new products and services and increase operating efficiency and productivity. Significant investments are also being made to support deployment of high-speed Internet access and optical fiber-based broadband services. Included in these expenditures is approximately $207 in costs related to the purchase and development of internal-use software. Also, during first quarter 2001 we invested approximately $100 into our wireless operations in Brazil and invested $176 in a loan participation agreement related to our Colombian operations. The first quarter 2001 investing activities also include the receipt of $1 billion from the sale of Qwest common stock.

Net cash used in financing activities
During first quarter 2001 we reduced our net commercial paper borrowings primarily with the proceeds from the sale of Qwest common stock shares. We also refinanced certain debt at our Colombian operations. During first quarter 2000, we issued $2 billion of long-term debt. The proceeds of $1,974 from this issuance were used to retire commercial paper borrowings.

Our debt to total capitalization ratio was 52.6% at March 31, 2001 compared to 54.2% at December 31, 2000. The change is primarily a function of decreases in short-term debt driven by reductions in commercial paper.

At April 30, 2001, we had shelf registration statements on file with the SEC under which $2.7 billion of debt securities could be publicly offered.

In April 2001, we privately sold $1 billion of 20-year annual put reset securities. The notes will bear interest at 4.287 percent until April 2002, at which time the interest rate will be reset if certain investment banks holding call options exercise their options and remarket the notes. If the banks do no exercise their call options at that time, we will be required to redeem the notes at par. The proceeds will be used to pay down short-term borrowings.

Market Risk

For a complete discussion of our market risks, you should refer to the caption "Market Risk" in our 2000 Annual Report on Form 10-K. Our primary exposure to market risks relates to unfavorable movements in interest rates and foreign currency exchange rates. We do not anticipate any significant changes in our objectives and strategies with respect to managing such exposures.



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


Federal policies implemented by the Federal Communications Commission (FCC) have strongly favored access reform, whereby the historical subsidy for local service that is contained in network access charges paid by long distance carriers is moved to end-user charges and/or universal service funds. On April 27, 2001, the FCC released a Notice of Proposed Rulemaking that commences a broad inquiry that will begin a fundamental examination of all forms of inter-carrier compensation--payments among telecommunications carriers resulting from their interconnecting networks. In general, there are two broad classes of intercarrier compensation: (1) reciprocal compensation that applies to local calls; and (2) access charges that apply to long distance calls. The objective of the Notice of Proposed Rulemaking is to examine the existing rules pertaining to inter-carrier compensation and explore alternative forms of inter-carrier compensations such as bill and keep where carriers would recover all of their costs of originating and terminating traffic from their own customers. This proceeding could lead to permanent changes in the compensation that BellSouth currently receives from other carriers and its end user customers. In addition, there are other aspects of access charges and universal service fund contribution requirements that continue to be considered by the state and federal regulatory commissions that could result in greater expense levels or reduced revenues.

The FCC has considerable authority to establish pricing, interconnection and other policies that had once been considered within the exclusive jurisdiction of the state public service commissions. We expect the FCC to continue policies that promote local service competition.

We have petitioned the FCC for permission under the Telecommunications Act of 1996 to offer full long distance services in South Carolina and Louisiana. The FCC has denied these petitions. In Georgia, outside auditors have issued a final report on their testing of our operating support systems. Proceedings before the Georgia Public Service Commission to consider this report as well as our compliance with long distance requirements are scheduled to be completed in June 2001. We expect to submit our application to the FCC to offer long distance service in Georgia shortly thereafter. The Florida Public Service Commission has also scheduled consideration of long distance issues to be completed in December. We expect to file an FCC application to offer long distance service in Florida shortly after the conclusion of this proceeding. We do not know if the FCC will require further changes in our network interconnection elements and operating systems before it will approve such petitions. These changes could result in significant additional expenses and promote local service competition.

On April 27, 2001, the FCC released an Order on Remand and Report and Order addressing the issue of compensation for ISP traffic. In its Order, the FCC acknowledged that dial-up calls to Internet service providers are not local calls, but instead are "information access" traffic exempt from the reciprocal compensation provisions of the 1996 Act. The FCC has implemented a three-year interim period during which local carriers will pay inter-carrier compensation for such calls in decreasing increments. After the three-year interim period, the new rules on inter-carrier compensation to be adopted in connection with the Notice of Proposed Rulemaking referred to above are expected to be in effect. If no rules have been adopted by that time, the inter-carrier compensation in effect at the end of the third year would remain in effect.


Our intrastate prices are regulated under price regulation plans provided by statute or approved by state public service commissions. Some plans are subject to periodic review and may require renewal. The commissions reviewing these plans may require price reductions and other concessions from us as conditions to approving these plans.


The Mississippi price regulation plan calls for a review by July 2001, at which time renewal of the plan will be considered. As a part of the renewal and review process, the Mississippi Public Service Commission could require substantial modifications to prices and other terms of the plan.

In January 2001, the Georgia Public Service Commission entered an order adopting new company performance measures, which will be used as one means to assess our wholesale service quality to competitive local exchange carriers. In addition, the Commission adopted an Enforcement Plan. The Enforcement Plan consists of three tiers. Under tier 1, we will be required to pay remedial sums to individual competitive local exchange carriers if we fail to meet certain performance criteria set by the Commission. Under tier 2, we will pay additional sums directly to the State Treasury for failing to meet certain performance metrics. Under tier 3, if we fail to meet certain performance criteria, then we will suspend additional marketing and sales of long distance services allowed by the Telecommunications Act of 1996. Our annual liability under the Plan will be capped at 44% of net revenues in Georgia. The decision also adopts other remedial measures for the filing of late or incomplete performance reports, and a market penetration adjustment for new and advanced services, which increases the amount of the payments where low volumes of advanced or nascent services are involved. The Enforcement Plan went into effect on March 1, 2001.

In February 2001, the Louisiana Public Service Commission voted to adopt new company performance measures, in addition to existing measures, which will be used as one means to assess our wholesale service quality to competitive local exchange carriers. In addition, the Commission adopted an Enforcement Plan. The Enforcement Plan consists of three tiers. Under tier 1, we will be required to pay remedial sums to individual competitive local exchange carriers if we fail to meet certain performance criteria set by the Commission. Under tier 2, we will pay additional sums directly to the State Treasury for failing to meet certain performance metrics. Under tier 3, if we fail to meet certain performance criteria, then the Louisiana Public Service Commission may initiate a proceeding to determine whether to recommend to the FCC suspension of our marketing and sales of long distance services allowed by the Telecommunications Act of 1996. Our annual liability under the Plan will be capped at $59 in Louisiana. The decision also adopts other remedial measures for the filing of late or incomplete performance reports, and a market penetration adjustment for new and advanced services, which increases the amount of the payments where low volumes of advanced or nascent services are involved. The Enforcement Plan will go into effect within 45 days of issuance of a written order.

In 2000, the Florida Public Service Commission commenced a proceeding to determine whether we violated certain Commission rules regarding service quality. Hearings are scheduled for July 2001. Also in 2000, the Commission adopted a staff recommendation that our change in 1999 from a late charge based on a percentage of the amounts overdue to a flat rate fee plus an interest charge violated the Florida price regulation statute and voted that certain monies should be refunded. We protested the decision and the Commission should issue a decision in mid-2001.


We are involved in numerous legal proceedings associated with state and federal regulatory matters, the disposition of which could materially impact our operating results and prospects. See note M to our consolidated interim financial statements.

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


Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

See the caption labeled "Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.



------------------------------------------------------------------------------

Cautionary Language Concerning Forward-Looking Statements
------------------------------------------------------------------------------

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

o significant deterioration in foreign currencies relative to the U.S. dollar in foreign countries in which we operate;

o changes in U.S. or foreign laws or regulations, or in their interpretations, which could result in the loss, or reduction in value, of our licenses, concessions or markets, or in an increase in competition, compliance costs or capital expenditures;

o    a decrease in the growth rate of demand for the services which we offer;

o the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;

o    protracted delay in our entry into the interLATA long distance market;

o higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;

o unanticipated higher capital spending from, or delays in, the deployment of new technologies; and

o the impact of the wireless joint venture with SBC Communications, known as Cingular Wireless, including marketing and product development efforts and financial capacity.

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

     10l-1        BellSouth Corporation Director's Compensation
                  Deferral Plan as Amended and Restated Effective May 1, 2001.

     10v-2 Form of BellSouth Corporation Stock Plan Performance Share Award Agreement.

     10v-3 Form of BellSouth Corporation Stock Plan Restricted Shares Award Agreement.

     10v-4        Form of Incremental Stock Option Agreement Terms and
                  Conditions.

     10v-5        Form of Non-qualified Stock Option Agreement Terms and
                  Conditions.

     11           Computation of Earnings Per Common Share.

     12           Computation of Ratio of Earnings to Fixed Charges.

     99           Historical Data for Operating Segments.




(b) Reports on Form 8-K:

 Date of Event                   Subject

January 22, 2001           BellSouth 4Q00 Earnings Release

March 22, 2001             Discussion of 2001 Guidance

March 26, 2001             Adoption of New Business Segments

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                BELLSOUTH CORPORATION


                            By /s/ W. Patrick Shannon
                               ----------------------
                                   W. PATRICK SHANNON
                            Vice President - Finance and
                             Supply Chain Management
                            (Principal Accounting Officer)



May 4, 2001

                                  EXHIBIT INDEX

     Exhibit
     Number

     10l-1        BellSouth Corporation Director's Compensation
                  Deferral Plan as Amended and Restated Effective May 1, 2001.

     10v-2 Form of BellSouth Corporation Stock Plan Performance Share Award Agreement.

     10v-3 Form of BellSouth Corporation Stock Plan Restricted Shares Award Agreement.

     10v-4        Form of Incremental Stock Option Agreement Terms and
                  Conditions.

     10v-5        Form of Non-qualified Stock Option Agreement Terms and
                  Conditions.

     11           Computation of Earnings Per Common Share.

     12           Computation of Ratio of Earnings to Fixed Charges.

     99           Historical Data for Operating Segments.