Form 10-Q
period 2001-06-30
BELLSOUTH CORP
filed 2001-08-03
CIK 732713

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q
          (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

At July 31, 2001, 1,875,285,201 common shares were outstanding.

                                Table of Contents


Item                                                                   Page
                                     Part I
 1.    Financial Statements
          Consolidated Statements of Income .........................    3
          Consolidated Balance Sheets ...............................    4
          Consolidated Statements of Cash Flows .....................    5
          Consolidated Statements of Shareholders' Equity
             and Comprehensive Income ...............................    6
          Notes to Consolidated Financial Statements ................    8

 2.    Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................    21

 3.    Qualitative and Quantitative Disclosures about Market Risk ...    33



                                     Part II

 4.    Submission of Matters to a Vote of Security Holders ..........    34

 6.    Exhibits and Reports on Form 8-K .............................    34

-------------------------------------------------------------------------------
 PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

                              BELLSOUTH CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In Millions, Except Per Share Amounts)

                                                             For the Three Months                 For the Six Months
                                                                Ended June 30,                      Ended June 30,
                                                            2000             2001               2000              2001
Operating revenues:
Communications group                                        $ 4,601           $ 4,764             $ 9,114          $ 9,429
Domestic wireless                                               936                 -               1,803                -
Latin America                                                   689               744               1,367            1,517
Domestic advertising and publishing                             441               436                 790              870
All other                                                        34                41                  67               88
        Total operating revenues                              6,701             5,985              13,141           11,904

Operating expenses:
     Operational and support expenses                         3,514             3,232               7,035            6,393
     Depreciation and amortization                            1,240             1,203               2,458            2,360
     Severance accrual                                            -                 -                  78                -
        Total operating expenses                              4,754             4,435               9,571            8,753

Operating income                                              1,947             1,550               3,570            3,151

Interest expense                                                332               334                 638              694
Net earnings of equity affiliates                                22               108                 153              190
Other income, net                                                46                80                 129              164

Income before income taxes                                    1,683             1,404               3,214            2,811
Provision for income taxes                                      619               524               1,149            1,040

        Net income                                          $ 1,064             $ 880             $ 2,065          $ 1,771


Weighted-average common shares outstanding:
     Basic                                                    1,882             1,874               1,881            1,873
     Diluted                                                  1,900             1,886               1,899            1,886
Dividends declared per common share                          $ 0.19            $ 0.19              $ 0.38           $ 0.38
Earnings per share:
     Basic                                                   $ 0.57            $ 0.47              $ 1.10           $ 0.95
     Diluted                                                 $ 0.56            $ 0.47              $ 1.09           $ 0.94


The accompanying notes are an integral part of these consolidated financial statements.

                              BELLSOUTH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     (In Millions, Except Per Share Amounts)


                                                  December 31,       June 30,
                                                      2000             2001
                                                                   (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                      $ 1,061           $ 658
     Accounts receivable, net of
        allowance for uncollectibles
        of $377 and $411                              5,157           4,962
     Material and supplies                              379             434
     Other current assets                               809           1,046
         Total current assets                         7,406           7,100

Investments and advances                             11,010           9,845

Property, plant and equipment                        60,912          63,043
Less:  accumulated depreciation                      36,755          37,986
     Property, plant and equipment, net              24,157          25,057

Deferred charges and other assets                     4,180           4,668
Intangible assets, net                                4,172           4,295

         Total assets                              $ 50,925        $ 50,965

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Debt maturing within one year                  $ 7,569         $ 6,057
     Accounts payable                                 2,233           1,734
     Other current liabilities                        3,468           3,695
         Total current liablities                    13,270          11,486

Long-term debt                                       12,463          13,043

Noncurrent liabilities:
     Deferred income taxes                            3,580           3,607
     Other noncurrent liabilities                     4,700           4,949
         Total noncurrent liabilities                 8,280           8,556

Shareholders' equity:
     Common stock, $1 par value (8,650
        shares authorized; 1,872 and
        1,874 shares outstanding)                     2,020           2,020
     Paid-in capital                                  6,740           6,763
     Retained earnings                               14,074          15,102
     Accumulated other comprehensive income           (488)           (747)
     Shares held in trust and treasury              (5,222)         (5,126)
     Guarantee of ESOP debt                           (212)           (132)
         Total shareholders' equity                  16,912          17,880

         Total liabilities and
                shareholders' equity               $ 50,925        $ 50,965


The accompanying notes are an integral part of these consolidated financial statements.

                              BELLSOUTH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In Millions)

                                                                       For the Six Months
                                                                         Ended June 30,
                                                                    2000               2001
Cash Flows from Operating Activities:
     Net income                                                    $ 2,065            $ 1,771
     Adjustments to net income:
         Depreciation and amortization                               2,458              2,360
         Curtailment charge                                              -                 72
         Severance accrual                                              78                  -
         Loss on sale of investment                                      -                 50
         Provision for uncollectibles                                  179                219
         Net earnings of equity affiliates                            (153)              (190)
         Dividends received from equity affiliates                      39                214
         Minority interests in income of subsidiaries                   22                (10)
         Deferred income taxes and investment tax credits               98                156
     Net change in:
         Accounts receivable and other current assets                 (199)              (199)
         Accounts payable and other current liabilities                641               (287)
         Deferred charges and other assets                            (337)              (519)
         Other liabilities and deferred credits                       (182)               138
     Other reconciling items, net                                       89                (63)
         Net cash provided by operating activities                   4,798              3,712

Cash Flows from Investing Activities:
     Capital expenditures                                           (3,268)            (3,357)
     Investments in and advances to equity affiliates                 (582)              (160)
     Purchases of wireless licenses                                    (73)               (10)
     Proceeds from sale of investment                                    -              1,018
     Proceeds from disposition of short-term investments               247                108
     Purchases of short-term investments                              (177)               (76)
     Proceeds from repayment of loans and advances                      14                100
     Investments in debt securities                                      -               (176)
     Other investing activities, net                                    44                (42)
         Net cash used for investing activities                     (3,795)            (2,595)

Cash Flows from Financing Activities:
     Net borrowings (repayments) of short-term debt                 (1,708)            (2,130)
     Proceeds from long-term debt                                    2,083              1,819
     Repayments of long-term debt                                     (335)              (547)
     Dividends paid                                                   (715)              (712)
     Purchase of treasury shares                                      (148)                 -
     Other financing activities, net                                    53                 50
         Net cash used for financing activities                       (770)            (1,520)

     Net decrease in cash and cash equivalents                         233               (403)
     Cash and cash equivalents at beginning of period                1,287              1,061
     Cash and cash equivalents at end of period                    $ 1,520              $ 658




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

                              BELLSOUTH CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In Millions)

                                                                 For the Six Months Ended June 30, 2001

                                         Number of Shares                        Amount
                                                                                          Accum.
                                                                                           Other
                                                  Shares                                  Compre-   Shares    Guaran-
                                                 Held in                                  hensive   held in   tee of
                                        Common   Trust and    Common   Paid-in  Retained  Income/  Trust and   ESOP
                                         Stock   Treasury     Stock    Capital  Earnings  (Loss)   Treasury    Debt    Total
                                                   (a)                                               (a)

Balance at December 31, 2000              2,020      (148)    $ 2,020  $ 6,740  $ 14,074   $ (488) $ (5,222)  $ (212) $ 16,912

Net income                                                                         1,771                                 1,771
Other comprehensive income, net of tax:
    Foreign currency translation adjustment                                                 (12)                           (12)
    Net unrealized losses on securities                                                     (236)                          (236)
    Net unrealized losses on derivatives                                                    (11)                           (11)

Total comprehensive income (b)                                                                                           1,512
Dividends declared                                                                  (713)                                 (713)
Share issuances for employee benefit plans              2                    3       (32)                96                 67
Purchase of treasury stock                              -                                                 -                  -
Tax benefit related to stock options                                        20                                              20
ESOP activities and related tax benefit                                                2                          80        82

Balance at June 30, 2001                  2,020      (146)    $ 2,020  $ 6,763  $ 15,102   (747)   $ (5,126)  $ (132) $ 17,880



(a) Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of June 30, 2001, there were approximately 36 shares held in trust and 110 shares held in treasury.

(b)  Total comprehensive income for second quarter 2001 was $770.


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

Note B - NEW Accounting Pronouncements

BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Under these new Standards the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill. For calendar-year reporting companies, the standards become effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002. We are currently assessing the impact of implementing these standards.

Derivative Instruments and Hedging Activities

FASB Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives are to be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We adopted SFAS No. 133 on January 1, 2001. The impact of implementation was not material. The fair value of derivative instruments at June 30, 2001 was not material.

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

                                                         For the Three Months          For the Six Months
                                                            Ended June 30,               Ended June 30,
                                                          2000          2001           2000          2001
Basic common shares outstanding                          1,882         1,874          1,881          1,873
Incremental shares from stock options and benefit plans     18            12             18             13
Diluted common shares outstanding                        1,900         1,886          1,899          1,886

The earnings amounts used for per-share calculations are the same for both the basic and diluted methods.

Note D - Sale of Qwest Shares

In  January  2001,  we  sold   approximately   22.2  million   shares  of  Qwest
Communications common stock to Qwest for $1.0 billion in cash, or $45 per share.

In addition, we entered an agreement to purchase $250 of services and products from Qwest over a five-year period, with payment being made in shares of Qwest stock we currently own. Accordingly, 5.3 million shares are considered restricted and are no longer classified as available-for-sale. Minimum payments under the agreement are required to be made annually. The stock prices used to compute the number of shares for such payments is fixed per the agreement. All such prices are above our original cost.

Note E - Restructuring of Wireless Video Entertainment Business

In December 2000, we announced that we would restructure our video entertainment service and concentrate our entertainment business on our fiber optic-based wireline video operations. This move was made to better align our resources with our strategic priorities in broadband services.

We recorded charges of approximately $498, or $323 net of tax, related to this restructuring in the fourth quarter of 2000. These charges consisted of approximately $289 for asset writeoffs and writedowns and $209 for contract termination penalties, migration of customers to alternative service providers and for severance and related benefit expenses. As of June 30, 2001, we have charged $148 against the $209 accrued, leaving the accrual at $61 as of that date. We expect to complete the plan by the end of 2001. Operating revenues generated by this business were $14 in second quarter 2000 and $6 in second quarter 2001, while operating losses were $26 in second quarter 2000 and $9 in second quarter 2001. For the year-to-date periods, operating revenues were $28 in 2000 and $19 in 2001, while operating losses were $50 in 2000 and $16 in 2001.

NOTE F - Curtailment charge

In first quarter 2001, we recognized a curtailment loss of $72 in accordance with provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension". The loss resulted from accelerated recognition of prior service cost in excess of the decrease in our postretirement benefit obligation for the wireless employees that will be covered under Cingular's postretirement benefit plans.

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

NOTE G - Contribution of AB Cellular to Cingular

In December 2000 we exercised our option to redeem AT&T's 55.6% partnership interest in AB Cellular through the distribution of our Los Angeles Cellular operations to AT&T. This redemption resulted in our ownership of the remaining AB Cellular investment, including 100% of the Houston cellular operations, 87.35% of the Galveston cellular operations, and approximately $1,100 of cash. In January 2001, we received FCC approval and transferred these properties and the cash to Cingular, as contemplated by the October 2, 2000 Cingular contribution and formation agreement.

Note H - Segment Information

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

During fourth quarter 2000, we contributed our domestic wireless operations to Cingular, and we account for our investment in Cingular under the equity method. For management purposes, however, we evaluate our domestic wireless segment based on our proportionate share of Cingular's results. Accordingly, the operating revenues and expenses reported for our domestic wireless segment for second quarter and year-to-date 2001 reflect 40% of Cingular's total revenues and expenses, whereas second quarter and year-to-date 2000 reflect the historical results of our wireless businesses that have been contributed to Cingular.

The following table provides information for each operating segment:

                                               Second Quarter           %                     Year-to-Date            %
                                              2000        2001        Change                2000        2001       Change
Communications group
External revenues                             $ 4,571     $ 4,764         4.2               $ 9,062     $ 9,416         3.9
Intersegment revenues                              94          35       (62.8)                  181          69       (61.9)
   Total revenues                             $ 4,665     $ 4,799         2.9               $ 9,243     $ 9,485         2.6
Operating income                              $ 1,541     $ 1,430        (7.2)              $ 3,044     $ 2,940        (3.4)
Segment net income                              $ 871       $ 819        (6.0)              $ 1,703     $ 1,674        (1.7)

Domestic wireless
External revenues                             $ 1,028     $ 1,414        37.5               $ 1,972     $ 2,724        38.1
Intersegment revenues                               8           -        N/M*                    14           -         N/M
   Total revenues                             $ 1,036     $ 1,414        36.5               $ 1,986     $ 2,724        37.2
Operating income                                $ 158       $ 303        91.8                 $ 215       $ 508       136.3
Net earnings (losses) of equity affiliates       $ 48         $ -         N/M                  $ 80         $ -         N/M
Segment net income                              $ 106       $ 129        21.7                 $ 147       $ 217        47.6

* Not Meaningful

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note H - Segment Information (continued)

                                               Second Quarter           %                      Year-to-Date            %
                                             2000         2001        Change                 2000         2001       Change
Latin America
External revenues                              $ 689        $ 744         8.0                 $1,367       $1,517       11.0
Intersegment revenues                             15            5       (66.7)                    32           14      (56.3)
   Total revenues                              $ 704        $ 749         6.4                 $1,399       $1,531        9.4
Operating income                                $ 52         $ 89        71.2                   $ 40         $ 87      117.5
Net earnings (losses) of equity affiliates     $ (36)       $ (95)        N/M                  $ (42)      $ (137)       N/M
Segment net income (loss)                      $ (34)      $ (119)        N/M                  $ (54)      $ (225)       N/M

Domestic advertising and publishing
External revenues                              $ 441        $ 436        (1.1)                 $ 790        $ 870       10.1
Intersegment revenues                              7            7           -                     11           10       (9.1)
   Total revenues                              $ 448        $ 443        (1.1)                 $ 801        $ 880        9.9
Operating income                               $ 204        $ 196        (3.9)                 $ 359        $ 422       17.5
Segment net income                             $ 124        $ 119        (4.0)                 $ 218        $ 256       17.4

All other
External revenues                               $ 25         $ 27         8.0                   $ 48         $ 55       14.6
Intersegment revenues                              1            7         N/M                      3           12        N/M
   Total revenues                               $ 26         $ 34        30.8                   $ 51         $ 67       31.4
Operating income                                 $ 3          $ 7         N/M                    $ 5         $ 13        N/M
Net earnings (losses) of equity affiliates      $ 11         $ (9)        N/M                   $ 34        $ (29)       N/M
Segment net income (loss)                       $ 12         $ (4)        N/M                   $ 33        $ (21)       N/M

Reconciling items
External revenues                              $ (53)     $(1,400)        N/M                  $ (98)     $(2,678)       N/M
Intersegment revenues                           (125)         (54)        N/M                   (241)        (105)       N/M
   Total revenues                              $(178)     $(1,454)        N/M                 $ (339)     $(2,783)       N/M
Operating income(loss)                          $ 11       $ (475)        N/M                  $ (93)      $ (819)       N/M
Net earnings (losses) of equity affiliates      $ (1)       $ 212         N/M                   $ 81        $ 356        N/M
Segment net income (loss)                      $ (15)       $ (64)        N/M                   $ 18       $ (130)       N/M

Reconciliation to Consolidated Financial Information
Operating Revenues
Communications group                         $ 4,665       $4,799         2.9                 $9,243       $9,485        2.6
Domestic wireless                              1,036        1,414        36.5                  1,986        2,724       37.2
Latin America                                    704          749         6.4                  1,399        1,531        9.4
Domestic advertising and publishing              448          443        (1.1)                   801          880        9.9
All other                                         26           34        30.8                     51           67       31.4
    Total segments                           $ 6,879       $7,439         8.1               $ 13,480      $14,687        9.0
Reconciling items                              $(178)     $(1,454)        N/M                 $ (339)     $(2,783)       N/M
Total consolidated                           $ 6,701       $5,985       (10.7)              $ 13,141      $11,904       (9.4)

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note H - Segment Information (continued)

                                               Second Quarter           %                      Year-to-Date            %
                                             2000         2001        Change                 2000         2001       Change
Reconciliation to Consolidated Financial Information, continued
Net Income
Communications group                           $ 871        $ 819        (6.0)                $1,703       $1,674       (1.7)
Domestic wireless                                106          129        21.7                    147          217       47.6
Latin America                                    (34)        (119)        N/M                    (54)        (225)       N/M
Domestic advertising and publishing              124          119        (4.0)                   218          256       17.4
All other                                         12           (4)        N/M                     33          (21)       N/M
    Total segments                           $ 1,079        $ 944       (12.5)                $2,047       $1,901       (7.1)
Reconciling items                              $ (15)       $ (64)        N/M                   $ 18       $ (130)       N/M
Total consolidated                           $ 1,064        $ 880       (17.3)                $2,065       $1,771      (14.2)



Note I - Marketable Securities

We have investments in marketable securities, primarily common stocks, which are accounted for under the cost method. These investments are comprised primarily of our equity interest in Qwest and are classified as available-for-sale under SFAS No. 115. Under SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses, net of income taxes, recorded in accumulated other comprehensive income (loss) in our statement of changes in shareholders' equity and comprehensive income. The fair values of our investments in marketable securities are determined based on market quotations. Equity securities that are restricted for more than one year or not publicly traded are recorded at cost.

The tables below show certain summarized information related to our investments which are adjusted to their fair value at June 30:

                                          Gross        Gross
                                       Unrealized    Unrealized     Recorded
  2000                       Cost         gains        losses        Basis

  Investment in Qwest  ...  $3,500        $ 200         $ --        $ 3,700
  Other investments ......     458         167           (31)           594
      Total  .............  $3,958       $ 367         $ (31)       $ 4,294

                                          Gross        Gross
                                       Unrealized    Unrealized     Recorded
  2001                       Cost         gains        losses        Basis

  Investment in Qwest  ...   $2,198       $ --         $(714)        $1,484
  Other investments ......      509          3          (127)           385
      Total  .............   $2,707        $ 3         $(841)        $1,869

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

                          For the Three                    For the Six
                          Months Ended                    Months Ended
                            June 30,                        June 30,
                        2000         2001               2000         2001
Revenues  ...........  $1,550      $4,695             $3,049       $9,106
Operating income ....  $ 173        $ 812              $ 284       $1,283
Net income ..........    $34        $ 233                $72        $ 351


Note K - Debt Issuance

In February 2000 we issued $2,000 of long-term debt, consisting of $1,000 of Ten-year, 7 3/4% Notes and $1,000 of Thirty-year, 7 7/8% Debentures. We received total proceeds of $1,974, which were used to retire commercial paper.

In April 2001, we privately sold $1,000 of 20-year annual put reset securities. The notes bear interest at 4.287% until April 2002, at which time the interest rate will be reset if certain investment banks holding call options exercise their options and remarket the notes. If the banks do not exercise their call options on that date, we will be required to redeem the notes at par. The proceeds were used to pay down short-term borrowings.

Note L - Contingencies

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

During the second quarter of 2001, we adjusted our accrual for these claims. This adjustment increased our expenses by approximately $140 and reduced net income by $88. The adjustment reflects our current estimate of the liability for these claims. We have commenced discussions with several competitive local exchange carriers concerning settlement of these claims, and agreements have been reached in certain circumstances.

Also during the second quarter of 2001, the FCC released an Order on Remand and Report and Order addressing the issue of compensation for ISP traffic. In its Order, the FCC acknowledged that dial-up calls to Internet service providers are not local calls, but instead are "information access" traffic exempt from the reciprocal compensation provisions of the 1996 Act. The FCC has implemented a three-year interim period during which local carriers will pay inter-carrier compensation for such calls in decreasing increments. After the three-year interim period, the new rules on inter-carrier compensation to be adopted in connection with a Notice of Proposed Rulemaking released on April 27, 2001 are expected to be in effect. If no rules have been adopted by that time, the inter-carrier compensation in effect at the end of the third year would remain in effect.

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note L - Contingencies (continued)

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

Also in 2000, the Florida Public Service Commission adopted a staff recommendation that our change in 1999 from a late charge based on a percentage of the amounts overdue to a flat rate fee plus an interest charge violated the Florida price regulation statute and voted that certain monies should be refunded. We protested the decision and the Commission should issue a decision by the end of 2001.

CWA Agreement

Our existing collective bargaining agreements with the Communications Workers of America (CWA) are scheduled to expire on August 4, 2001. We are currently in negotiations with the CWA over the terms of new agreements. Negotiations are proceeding, but we cannot predict at this time whether agreements will be reached by August 4, 2001.

Other Claims

We are subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. BST is also subject to claims attributable to pre-divestiture events involving environmental liabilities, rates, taxes, contracts and torts. Certain contingent liabilities for pre-divestiture events are shared with AT&T Corp. While complete assurance cannot be given as to the outcome of these claims, we believe that any financial impact would not be material to our results of operations, financial position or cash flows.

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note M - Tracking Stock

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

Note N - Subsidiary Financial Information

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

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note N - Subsidiary Financial Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                                                    For the Three Months Ended June 30, 2000
                                                         BST          Other        Parent        Adjustments       Total

Total operating revenues                                   $ 4,552      $ 2,422         $ 376            $ (649)     $ 6,701
Total operating expenses                                     3,173        2,094           141              (654)       4,754

Operating income                                             1,379          328           235                 5        1,947

Interest expense                                               176           56           210              (110)         332
Net earnings (losses) of equity affiliates                       4           22         1,320            (1,324)          22
Other income (expense), net                                      1          (27)          188              (116)          46

Income before income taxes                                   1,208          267         1,533            (1,325)       1,683
Provision for (benefit from) income taxes                      431          115            75                (2)         619

Net income                                                   $ 777        $ 152       $ 1,458          $ (1,323)     $ 1,064


                                                                    For the Three Months Ended June 30, 2001
                                                         BST          Other        Parent        Adjustments       Total

Total operating revenues                                   $ 4,657      $ 1,603         $ 648            $ (923)     $ 5,985
Total operating expenses                                     3,528        1,383           452              (928)       4,435

Operating income                                             1,129          220           196                 5        1,550

Interest expense                                               164           80           179               (89)         334
Net earnings (losses) of equity affiliates                       4           98         1,117            (1,111)         108
Other income (expense), net                                      1           29           143               (93)          80

Income before income taxes                                     970          267         1,277            (1,110)       1,404
Provision for income taxes                                     344          154            23                 3          524

Net income                                                   $ 626        $ 113       $ 1,254          $ (1,113)       $ 880

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note N - Subsidiary Financial Information (continued)


                                                                     For the Six Months Ended June 30, 2000
                                                         BST          Other        Parent        Adjustments       Total

Total operating revenues                                   $ 9,019      $ 4,600         $ 755          $ (1,233)    $ 13,141
Total operating expenses                                     6,332        4,204           326            (1,291)       9,571

Operating income                                             2,687          396           429                58        3,570

Interest expense                                               337          120           385              (204)         638
Net earnings (losses) of equity affiliates                       7          139         2,565            (2,558)         153
Other income (expense), net                                      3          (14)          369              (229)         129

Income before income taxes                                   2,360          401         2,978            (2,525)       3,214
Provision for income taxes                                     866          145           134                 4        1,149

Net income                                                 $ 1,494        $ 256       $ 2,844          $ (2,529)     $ 2,065


                                                                     For the Six Months Ended June 30, 2001
                                                         BST          Other        Parent        Adjustments       Total

Total operating revenues                                   $ 9,233      $ 3,180       $ 1,193          $ (1,702)    $ 11,904
Total operating expenses                                     6,745        2,785           932            (1,709)       8,753

Operating income                                             2,488          395           261                 7        3,151

Interest expense                                               331          168           367              (172)         694
Net earnings (losses) of equity affiliates                       8          176         2,274            (2,268)         190
Other income (expense), net                                     10           91           243              (180)         164

Income before income taxes                                   2,175          494         2,411            (2,269)       2,811
Provision for (benefit from) income taxes                      783          293           (39)                3        1,040

Net income                                                 $ 1,392        $ 201       $ 2,450          $ (2,272)     $ 1,771

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note N - Subsidiary Financial Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                          December 31, 2000
                                                    BST          Other          Parent        Adjustments        Total
ASSETS
Current assets:
Cash and cash equivalents                            $ 62          $ 999             $ -               $ -      $ 1,061
Accounts receivable, net                            3,195          2,162           5,522            (5,722)       5,157
Other current assets                                  271            837             184              (104)       1,188
Total current assets                                3,528          3,998           5,706            (5,826)       7,406

Investments and advances                              322          7,505          10,592            (7,409)      11,010
Property, plant and equipment, net                 21,277          2,518             362                 -       24,157
Deferred charges and other assets                   3,868            219             186               (93)       4,180
Intangible assets, net                                692          3,291             189                 -        4,172

Total assets                                     $ 29,687       $ 17,531        $ 17,035         $ (13,328)    $ 50,925

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year                     $ 1,830        $ 1,724         $ 8,791          $ (4,776)     $ 7,569
Other current liabilities                           3,514          4,054           1,105            (2,972)       5,701
Total current liablities                            5,344          5,778           9,896            (7,748)      13,270

Long-term debt                                      7,641          1,594           8,139            (4,911)      12,463

Noncurrent liabilities:
Deferred income taxes                               2,306          1,271               3                 -        3,580
Other noncurrent liabilities                        3,209          1,316             321              (146)       4,700
Total noncurrent liabilities                        5,515          2,587             324              (146)       8,280

Shareholders' equity:                              11,187          7,572          (1,324)             (523)      16,912

Total liabilities and shareholders' equity       $ 29,687       $ 17,531        $ 17,035         $ (13,328)    $ 50,925

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note N - Subsidiary Financial Information (continued)


                                                    June 30, 2001
                                    BST      Other    Parent  Adjustments   Total
ASSETS
Current assets:
Cash and cash equivalents            $ 102     $ 596   $ (121)       $ 81     $ 658
Accounts receivable, net             3,185     1,995    3,597      (3,815)    4,962
Other current assets                   359       942      281        (102)    1,480
Total current assets                 3,646     3,533    3,757      (3,836)    7,100

Investments and advances               310     5,569    7,141      (3,175)    9,845
Property, plant and equipment, net  22,010     2,577      470           -    25,057
Deferred charges and other assets    4,380       211      324        (247)    4,668
Intangible assets, net                 906     3,174      200          15     4,295

Total assets                      $ 31,252  $ 15,064 $ 11,892    $ (7,243) $ 50,965

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year      $ 2,723     $ 594  $ 5,800    $ (3,060)  $ 6,057
Other current liabilities            3,442     1,888      940        (841)    5,429
Total current liablities             6,165     2,482    6,740      (3,901)   11,486

Long-term debt                       7,683     2,206    5,853      (2,699)   13,043

Noncurrent liabilities:
Deferred income taxes                2,476     1,283       15        (167)    3,607
Other noncurrent liabilities         3,321     1,360      391        (123)    4,949
Total noncurrent liabilities         5,797     2,643      406        (290)    8,556

Shareholders' equity:               11,607     7,733   (1,107)       (353)   17,880

Total liabilities and shareholders
        equity                    $ 31,252  $ 15,064 $ 11,892    $ (7,243) $ 50,965

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note N - Subsidiary Financial Information (continued)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

                                                   For the Six Months Ended June 30, 2000
                                               BST         Other        Parent      Adjustments         Total
Cash flows from operating activities            $3,408       $ 1,162      $(1,337)        $ 1,565          $ 4,798
Cash flows from investing activities            (2,390)         (739)       1,490          (2,156)          (3,795)
Cash flows from financing activities              (911)         (404)         (46)            591             (770)
Net increase in cash                             $ 107          $ 19        $ 107             $ -            $ 233

                                                   For the Six Months Ended June 30, 2001
                                               BST         Other        Parent      Adjustments         Total
Cash flows from operating activities            $3,217         $ 599       $ (380)          $ 276          $ 3,712
Cash flows from investing activities            (2,859)         (301)        (610)          1,175           (2,595)
Cash flows from financing activities              (317)         (327)         575          (1,451)          (1,520)
Net increase (decrease) in cash                   $ 41         $ (29)      $ (415)            $ -           $ (403)


                              BELLSOUTH CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in Millions, Except Per Share Amounts)

For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our latest annual report on Form 10-K, our previous quarterly report on Form 10-Q, and our other filings with the SEC.

-------------------------------------------------------------------------------
Consolidated Results of Operations
-------------------------------------------------------------------------------

Key financial and operating data for second quarter 2000 and 2001 and the respective year-to-date periods are as follows. All references to earnings per share are on a diluted basis:

                                                   Second Quarter           %                 Year-to-Date           %
                                                  2000         2001       Change            2000        2001       Change
Results of operations:
Operating revenues                                  $6,701      $5,985      (10.7)         $ 13,141    $ 11,904       (9.4)
Operating expenses                                   4,754       4,435       (6.7)            9,571       8,753       (8.5)
Operating income                                     1,947       1,550      (20.4)            3,570       3,151      (11.7)
Interest expense                                       332         334         0.6              638         694         8.8
Net earnings (losses) of equity affiliates              22         108        N/M*              153         190        24.2
Other income, net                                       46          80         N/M              129         164         N/M
Provision for income taxes                             619         524      (15.3)            1,149       1,040       (9.5)
         Net income                                 $1,064       $ 880      (17.3)           $2,065    $ 1,771       (14.2)

As Reported:
   Net income                                       $1,064        $880      (17.3)           $2,065     $ 1,771      (14.2)
   Earnings per share                               $ 0.56      $ 0.47      (16.1)           $ 1.09      $ 0.94      (13.8)

Cash flow data:
Cash provided by operating activities               $2,448      $2,108      (13.9)           $4,798      $3,712      (22.6)
Cash used for investing activities                $(2,239)    $(1,655)      (26.1)         $(3,795)    $(2,595)      (31.6)
Cash provided by (used for) financing                $ 157      $(507)         N/M          $ (770)    $(1,520)        97.4
activities

Other:
Effective tax rate                                   36.8%       37.3%     +50 bps            35.8%       37.0%    +120 bps
Average debt balances:
   Short-term debt                                  $5,607     $ 6,039         7.7           $6,212     $ 6,281         1.1
   Long-term debt                                  $11,015     $13,431        21.9          $10,462     $13,197        26.1
     Total average debt balance                    $16,622     $19,470        17.1          $16,674     $19,478        16.8
EBITDA(1)                                           $3,187      $2,753      (13.6)          $ 6,106     $ 5,511       (9.7)
EBITDA margin(2)                                     47.6%       46.0%     -160bps            46.5%       46.3%     -20 bps

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

* - Not meaningful.


-------------------------------------------------------------------------------
Overview of consolidated results of operations
-------------------------------------------------------------------------------

On a comparative basis, our results reflect the effects of the contribution of our former domestic wireless operations to Cingular Wireless in fourth quarter 2000, and our acquisition of operations in Colombia in July 2000.

The results for year-to-date 2000 include:

- Income related to the restructuring of our ownership interest in the German wireless operator, E-Plus, which increased net income by $68, or $0.04 per share.

- Expense recorded as a result of our previously announced plan to reduce our domestic general and administrative staff, which reduced net income by $48, or $0.03 per share.

The results for second quarter 2001 include:

- Our adjustment to an accrual for reciprocal compensation, which reduced net income by $88, or $0.05 per share.

- Losses incurred as we exit our wireless video entertainment business, which reduced net income by $5 for the quarter and $10, or $0.01 per share, for the year-to-date period.

In addition to the second quarter items, the year-to-date 2001 period includes:

- A loss recorded as a result of selling 22.2 million shares of Qwest common stock. We received total proceeds of $1,000 and recognized a loss of $50, or $32 after tax, or $0.02 per share.

-    Expense   recorded  for  changes  in  post   retirement   medical   benefit
     obligations, which reduced net income by $47, or $0.02 per share.

Events Affecting Comparability

Formation of Cingular Wireless

In October 2000, we contributed our domestic wireless voice and data operations to a joint venture with SBC Communications and formed Cingular Wireless (Cingular). We own an approximate 40% stake in Cingular, and share joint control with SBC. Accordingly, we account for our share of Cingular's results using the equity method. Prior to October 2000, we consolidated the revenues and expenses of these operations. As a result of this change, our second quarter and year-to-date 2000 results include the revenues and expenses attributable to our former domestic wireless operations and our second quarter and year-to-date 2001 results include equity in earnings attributable to Cingular.

Operating Revenues

Our reported operating revenues decreased $716 in second quarter 2001 and $1,237 for the year-to-date period compared to the same periods in 2000. These changes reflect:

- A decrease of $936 for the second quarter and $1,803 for the year-to-date period from our domestic wireless operations due to the contribution of our domestic wireless operations to Cingular, as explained above.

- Increases in our communications group of $163 for the second quarter and $315 for the year-to-date period driven by strong growth in digital and data revenues, wholesale revenues, and by the company's marketing of calling features. These increases were offset by declines in basic service revenues, reflecting competition and a slowing economy. Also impacting revenues was the decline in our public payphone business.

- Higher revenues from our Latin America group of $55, or 8.0%, for the second quarter and $150, or 11.0%, for the year-to-date period driven by the acquisition of Colombia in June 2000. We added approximately 2.4 million customers quarter over quarter, with 1.2 million of those coming from the acquisition and subsequent expansion of Colombia. The impact of customer additions on revenue growth was offset by declining monthly revenue per customer resulting from increased penetration of cellular service into the mass-consumer market and exchange rate declines in some countries.

- A decrease in revenues from our domestic advertising and publishing group of $5 for the second quarter driven by slowing volume growth. Revenues for the year-to-date period grew $80, or 10.1%, driven by timing of book publications.

Operating Expenses

Total operating expenses decreased $319 during second quarter 2001 and $818 during the year-to-date period. Operating expenses for year-to-date 2000 include a $78 severance accrual related to a plan to reduce our domestic general and administrative staff. Operating expenses for second quarter and year-to-date 2001 were impacted by approximately $140 of expense related to our adjustment of the accrual for reciprocal compensation. Operating expenses for year-to-date 2001 were also impacted by a curtailment loss related to postretirement medical benefits which increased expenses by $72. The remaining decreases of $459 for the second quarter and $952 for the year-to-date period reflect:

- A decrease of $422 for the second quarter and $854 for the year-to-date period in operational and support expenses. Included in this change were decreases of $633 for the second quarter and $1,281 for the year-to-date period attributable to the domestic wireless operations which were contributed to Cingular. Offsetting these decreases were higher expenses in the communications group driven by our accelerated DSL growth initiative and customer service initiatives.

- A decrease of $37 for the second quarter and $98 for the year-to-date period in depreciation and amortization due primarily to $154 for the second quarter and $321 for the year-to-date period of expense recorded by our former domestic wireless operations in 2000. These decreases were offset by increases at the communications group and Latin America group due to additions of property, plant, equipment and software to support expansion of our domestic wireline communications and Latin American wireless networks and amortization of intangibles relating to our acquisitions in Colombia.

Interest Expense

Interest expense remained relatively flat in second quarter 2001 and increased 8.8% in year-to-date 2001 as compared to the same 2000 periods. The higher interest expense in the year-to-date period is attributed to higher average debt balances driven by debt related to Colombia, and the buyout of our partners in our Carolina PCS operations. Lower average interest rates on commercial paper reduced the impact of these increases significantly in second quarter and to a lesser extent in the year-to-date period.

Net Earnings (Losses) of Equity Affiliates

Earnings from our unconsolidated businesses increased $86 in second quarter 2001 and $37 for the year-to-date period. These increases were driven by the addition of earnings from our equity investment in Cingular, which totaled $211 in second quarter 2001 and $354 for year-to-date 2001. The increases were significantly offset by higher losses of $59 for the second quarter and $95 for the year-to-date period from our equity investments in Latin America, driven by foreign exchange losses in Brazil. The year-to-date 2000 period results included $68 of income related to the restructuring of our ownership interest in our German wireless operations. These results are addressed in the discussions for the domestic wireless, Latin America group and all other segments.

Other Income, net

Other income, net includes interest income, gains/losses on disposition of assets, foreign currency gains/losses and miscellaneous nonoperating income. Other income, net remained relatively flat quarter over quarter and year over year.

Provision for Income Taxes

The provision for income taxes decreased $95 in second quarter 2001 and $109 for the year-to-date period. Our effective tax rate increased from 36.8% in second quarter 2000 to 37.3% in second quarter 2001. The increase in the effective tax rate was driven by higher losses at our Brazilian equity investments which are recorded net of tax.

For the year-to-date period, the effective tax rate increased from 35.8% in 2000 to 37.0% in 2001. The increase in the effective tax rate is due primarily to the higher losses at our Brazilian equity investments, and to the one-time gain related to the restructuring of E-Plus in first quarter 2000.


-------------------------------------------------------------------------------
Results by Segment
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
Communications Group
-------------------------------------------------------------------------------

The communications group includes our core domestic businesses including: All domestic wireline voice, data, broadband, e-commerce, long distance, Internet services and advanced voice features. Services are marketed across three major customer segments: residential, business and wholesale.

---------------------------------------------------- --------------------- ---------- --- ------------------------ ---------
                                                        Second Quarter         %               Year-to-Date           %
                                                     ---------------------                ------------------------
                                                       2000       2001      Change           2000        2001      Change
---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------
Results of Operations
Operating revenues:
   Local service                                        $2,891     $2,964        2.5          $5,719      $5,874        2.7
   Network access                                        1,210      1,226        1.3           2,442       2,463        0.9
   Long distance                                           169        176        4.1             339         347        2.4
   Other communications                                    395        433        9.6             743         801        7.8
---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------
       Total operating revenues                          4,665      4,799        2.9           9,243       9,485        2.6
---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------
Operating expenses:
   Operational and support expenses                      2,184      2,356        7.9           4,348       4,556        4.8
   Depreciation and amortization                           940      1,013        7.8           1,851       1,989        7.5
---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------
       Total Operating expenses                          3,124      3,369        7.8           6,199       6,545        5.6
---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------
Operating income                                         1,541      1,430      (7.2)           3,044       2,940      (3.4)
---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------
Segment net income                                   $     871  $     819      (6.0)          $1,703      $1,674      (1.7)
---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------

---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------
Key Indicators
---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------
Access line counts (000's):
---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------
   Access lines:
---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------
      Residential                                       17,203     17,011      (1.1)
---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------
      Business                                           8,401      8,426        0.3
---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------
      Other                                                260        229     (11.9)
---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------
        Total access lines                              25,864     25,666      (0.8)
---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------
   Access line equivalents (1)                          21,821     33,877       55.2
---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------
        Total equivalent access lines                   47,685     59,543       24.9
---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------
Resold lines and unbundled network elements (000's)      1,036      1,478       42.7
---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------
Access minutes of use (millions)                        28,798     27,413      (4.8)          57,514      55,355      (3.8)
---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------

---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------
IntraLATA toll messages (millions)                         129        111     (14.0)             265         219     (17.4)
---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------
Internet customers (000's)                                 788      1,097       39.2
---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------
ADSL customers (000's)                                      74        381      414.9
---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------
Digital and data services revenues                        $830     $1,056       27.2          $1,606      $2,061       28.3
---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------
Calling feature revenues                                  $532       $577        8.5          $1,047      $1,144        9.3
---------------------------------------------------- ---------- ---------- ---------- --- ----------- ----------- ----------

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

Operating Revenues

Local service
The increase in local service revenues of $73 in the second quarter and $155 for the year-to-date period is attributable to strong growth in digital and data revenues, wholesale revenues, and by our marketing of calling features. Those increases were offset by a decrease in basic service revenues reflecting competition, rate reductions and a slowing economy as well as reduced payphone related revenues at our telephone operations.

Since second quarter 2000, residential access lines declined 1.1% to 17,011, while business access lines increased 0.3% to 8,426. The core business was affected by a slowing economy, as well as competitive and technological changes. The technological changes are manifested in the shifting of customers from wireline to wireless and second line customers to high-speed access service. At June 30, 2001, we provided 1.5 million wholesale lines to competitors, on both a resale and unbundled network elements (UNE) basis. At June 30, 2000, UNEs accounted for approximately 25% of our wholesale lines and at June 30, 2001 they represented 50%. Because of the larger discounts, this shift to UNEs is negatively impacting our revenue growth. We also estimate that we have lost an additional 1.8 million lines to facilities-based competitors.

Due to expanding demand for our digital and data services, we ended the second quarter with over 59 million total equivalent access lines, an increase of 24.9% since June 30, 2000.

Revenues from optional calling features such as Caller ID, Call Waiting, Call Return and voicemail service increased $45, or 8.5%, quarter over quarter and $97, or 9.3%, year over year. These increases were driven by growth in calling feature usage through our Complete Choice(R) Package, a one-price bundled offering of over 20 services.

Increased penetration of extended local area calling plans also increased local service revenues by approximately $20 compared to second quarter 2000 and $46 compared to the first six months of 2000.

Network access
Network access revenues increased $16, or 1.3%, in the second quarter of 2001 when compared to the same 2000 period, and $21, or 0.9%, year over year. Revenues from dedicated high-capacity data line offerings grew approximately $89 quarter over quarter and $211 year over year as Internet service providers and high-capacity users increased their use of our network. The increases were substantially offset by a $100 decline in the second quarter 2001 and a $198 decline for the year-to-date period in revenues derived from switched access services resulting from a decrease in access minute-of-use volumes and the impacts of access charge rate reductions.

Access minutes of use fell 4.8% to 27,413 million in second quarter 2001 from 28,798 million in second quarter 2000. For the year-to-date period, access minutes of use decreased 3.8% to 55,355 million in 2001 from 57,514 million in 2000. These decreases resulted from: Continued migration of minutes to dedicated digital and data services offerings which are fixed-charge based rather than minute-of-use based; competition from competitive local exchange carriers whose traffic completely bypasses our network; and the effect of competitive services such as wireless and Internet e-mail. Year-to-date 2000 minute-of-use volumes were also positively impacted by the additional day of activity resulting from the leap year.

Access charge rate reductions negatively impacted these revenues $27 in the second quarter 2001 and $53 for the year-to-date period. These rate reductions are primarily related to the FCC's access reform and productivity factor adjustments. The reductions were partially offset by recoveries of local number portability costs.

Long distance Long distance revenue increased $7, or 4.1%, in the second quarter 2001 and $8, or 2.4%, for the year-to-date period. Strong growth in wireless long distance and prepaid long distance cards was partially offset by losses in intralata toll as toll messages declined 14.0% for the quarter, and 17.4% year-to-date. These losses are driven by increased demand for Area Plus, a BellSouth package that combines a basic telephone line with an expanded local calling area. Area Plus packages grew 21% in the past year to over 2 million.

Other communications
Other communications revenue increased 9.6% in the second quarter 2001 and 7.8% for the year-to-date period, driven by growth in wireless interconnection revenues and offset by a reduction in payphone revenues, as we begin a transition out of this business that will be completed by December 2002.

Operating Expenses

Operational and support expenses
Operational and support expenses increased $172, or 7.9%, quarter over quarter and $208, or 4.8%, year over year. Included in these changes were expenses primarily attributable to labor costs to support data and customer service initiatives, which increased $212 for the second quarter 2001 and $416 for the year-to-date period. The increases were substantially offset by income generated as favorable pension plan returns exceeded expenses from other employee benefits.

Depreciation and amortization
Depreciation and amortization expense increased $73, or 7.8%, in second quarter 2001 and $138, or 7.5%, for the year-to-date period when compared to the same 2000 periods. The increases are primarily attributable to amortization of capitalized software and depreciation resulting from higher levels of net property, plant and equipment.

-------------------------------------------------------------------------------
Domestic Wireless
-------------------------------------------------------------------------------

During fourth quarter 2000, we contributed our domestic wireless operations to Cingular, and we account for our investment in Cingular under the equity method. For management purposes, however, we evaluate our domestic wireless segment based on our proportionate share of Cingular's results. Accordingly, the operating revenues and expenses reported for our domestic wireless segment for second quarter and year-to-date 2001 reflect 40% of Cingular's total revenues and expenses, whereas second quarter and year-to-date 2000 reflect the historical results of our wireless businesses that have been contributed to Cingular.

Certain reclassifications of prior period amounts have been made, where appropriate, to reflect comparable operating results.

-------------------------------------------------- ----------------------- ------------ ----------------------- -----------
                                                       Second Quarter           %            Year-to-date           %
                                                   -----------------------              -----------------------
                                                      2000        2001       Change        2000        2001       Change
-------------------------------------------------- ----------- ----------- ------------ ----------- ----------- ------------

Total operating revenues                               $1,036      $1,414         36.5      $1,986      $2,724         37.2
-------------------------------------------------- ----------- ----------- ------------ ----------- ----------- ------------
Operating expenses:
   Operational and support expenses                       724         921         27.2       1,450       1,846         27.3
   Depreciation and amortization                          154         190         23.4         321         370         15.3
       Total operating expenses                           878       1,111         26.5       1,771       2,216         25.1
-------------------------------------------------- ----------- ----------- ------------ ----------- ----------- ------------
Operating income                                          158         303         91.8         215         508        136.3
Segment net income                                       $106       $ 129         21.7  $     147        $ 217         47.6
-------------------------------------------------- ----------- ----------- ------------ ----------- ----------- ------------
Customers (a)                                           5,482       8,487         54.8
-------------------------------------------------- ----------- ----------- ------------ ----------- ----------- ------------
Average monthly revenue per customer (a)                 $ 61        $ 52       (14.8)         $60        $ 51       (15.0)
-------------------------------------------------- ----------- ----------- ------------ ----------- ----------- ------------

(a) For second quarter and year-to-date 2000, the amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties. Customer data for the second quarter and year-to-date 2001 is comprised of BellSouth's 40% share of the managed results of Cingular Wireless.

Operating Revenues

Total operating revenues grew $378 for second quarter 2001 and $738 for the year-to-date period when compared to the same 2000 periods. These growth rates are attributable to higher airtime, access and equipment sales revenues driven by the higher customer base created by the formation of Cingular. Cingular's revenues increased 13.6% from proforma second quarter 2000 results and 14.1% from proforma year-to-date results, driven by an 16.9% increase in cellular and PCS customer levels.

We expect competition to continue to intensify and pressure pricing in our markets. We believe this will further stimulate customer growth and demand and continue to increase usage as the overall market is expanded.

Operating Expenses

Operational and support expenses
Operational and support expenses increased $197, or 27.2%, during second quarter 2001 and $396, or 27.3%, for the year-to-date period when compared to the same 2000 periods. These increases were also attributable to the change in operations between periods. Cingular's expenses increased 10.9% over proforma second quarter 2000 results and 15.1% over proforma year-to-date 2000 results, impacted by higher levels of gross subscriber additions, higher cash expenses for marketing and advertising related to Cingular's national branding campaign, and merger and integration related expenses.

Depreciation and amortization
Depreciation and amortization increased $36, or 23.4%, to $190 during second quarter 2001 and $49, or 15.3%, to $370 for the year-to-date period when compared to the same 2000 periods. Cingular's expenses increased 7.2% over proforma second quarter 2000 results and 1.3% over proforma year-to-date 2000 results, impacted by higher levels of gross property, plant and equipment.

-------------------------------------------------------------------------------
Latin America Group
-------------------------------------------------------------------------------

The Latin America group is comprised of our investments in wireless businesses in eleven countries in Latin America. Consolidated operations include our businesses in Argentina, Chile, Colombia, Ecuador, Nicaragua, Peru and
Venezuela. All other businesses are accounted for under the equity method, and accordingly their results are reported as Net earnings (losses) of equity affiliates.

-------------------------------------------------- ----------------------- ------------ -- ----------------------- ---------
                                                       Second Quarter           %               Year-to-Date          %
                                                   -----------------------                 -----------------------
                                                      2000        2001       Change           2000        2001      Change
-------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ---------

Total operating revenues                                 $704        $749          6.4         $1,399      $1,531       9.4
-------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ---------
Operating expenses:
   Operational and support expenses                       522         505        (3.3)          1,103       1,135       2.9
   Depreciation and amortization                          130         155         19.2            256         309      20.7
        Total operating expenses                          652         660          1.2          1,359       1,444       6.3
-------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ---------
Operating income                                           52          89         71.2             40          87     117.5
-------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ---------
Net earnings (losses) of equity affiliates               (36)        (95)         N/M*           (42)       (137)       N/M
-------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ---------
Segment net income (loss)                               $(34)      $(119)          N/M     $     (54)      $(225)       N/M
-------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ---------
Customers (a)                                           5,584       8,008         43.4
-------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ---------
Average monthly revenue per customer (a)                  $35        $ 26       (25.7)     $       37        $ 27    (27.0)
-------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ---------
* - Not Meaningful.

(a) The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.

Operating Revenues

The increases of $45 quarter over quarter and $132 year over year are primarily due to the addition of the Colombia operations. Since June 30, 2000, our existing operations have added approximately 1.2 million customers, and we also added another 1.2 million customers with the acquisition and growth of Colombia. Primarily offsetting the impacts of customer growth is declining monthly revenue per customer resulting from increased penetration of our cellular service into the mass-consumer market and exchange rate declines in some countries. Revenues were also negatively impacted by competitive and economic pressures on Listel, one of our advertising and publishing subsidiaries in Brazil.

A stronger U.S. Dollar against foreign currencies has had a negative impact on reported revenues. Absent changes in foreign currency exchange rates, reported revenues would have increased an additional $28 for the quarter and an additional $64 for the year-to-date period.

Operating Expenses

Operational and support expenses
For the 2001 periods, these expenses decreased $17 compared to second quarter 2000 and increased $32 on a year-to-date comparative basis. The changes in both the quarter and year-to-date periods were favorably affected by reductions in expenses resulting from lower gross customer additions. The expense reductions were offset by increased expenses from the addition of the Colombia operations.

Operational and support expenses denominated in local currencies were favorably impacted by the weakening of foreign currencies against the U.S. Dollar. Absent changes in foreign currency exchange rates, reported operational and support expenses would have increased an additional $15 for the quarter and $38 for the year-to-date period.

Depreciation and amortization
Depreciation expense remained relatively flat quarter over quarter and increased $5 year over year primarily due to higher gross depreciable plant resulting from the continued investment in our wireless network infrastructure, offset by lower depreciation in Venezuela due to an extension of useful lives effective first quarter 2001. Amortization expense increased $25 quarter over quarter and $48 year over year as a result of growth in intangibles related to our purchase of Colombia.

Net Earnings (Losses) of Equity Affiliates

Net earnings (losses) from our international equity affiliates decreased $59 to $(95) in second quarter 2001 and $95 to $(137) for the year-to-date period. The decline in earnings from our unconsolidated international businesses is due to lower operating results from our two principal investments in Brazil. Both of these businesses experienced significant foreign exchange losses as a result of the weakening of the Brazilian Real against the U.S. Dollar.

-------------------------------------------------------------------------------
Domestic Advertising and Publishing
-------------------------------------------------------------------------------

Our Domestic advertising and publishing segment is comprised of companies in the U.S. that publish, print, sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic product offerings.

-------------------------------------------------- ----------------------- ------------ -- ----------------------- ---------
                                                       Second Quarter           %               Year-to-Date          %
                                                   -----------------------                 -----------------------
                                                      2000        2001       Change           2000        2001      Change
-------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ---------

Total operating revenues                                 $448        $443        (1.1)           $801        $880       9.9
-------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ---------
Operating expenses:
   Operational and support expenses                       237         241          1.7            428         445       4.0
   Depreciation and amortization                            7           6       (14.3)             14          13     (7.1)
        Total operating expenses                          244         247          1.2            442         458       3.6
-------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ---------
Operating income                                          204         196        (3.9)            359         422      17.5
-------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ---------
Segment net income                                       $124        $119        (4.0)           $218        $256      17.4
-------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ---------

Operating Results

Revenues decreased $5 for second quarter 2001 and increased $79 for the year-to-date period when compared to the same 2000 periods. Timing of book publications primarily drove the year-to-date increase. Adjusted for these book shifts, external revenues for this segment would have increased by approximately 0.7% for the year-to-date period.

Operational and support expenses increased $4 for second quarter 2001 and $17 for the year-to-date period when compared to the same 2000 periods.

-------------------------------------------------------------------------------
All Other
-------------------------------------------------------------------------------

This   segment   primarily   includes   our  equity   investments   in  wireless
communications operations in Israel, Germany, Denmark and India. In addition, other minor revenue sources are included.

-------------------------------------------------- ----------------------- ------------ -- ------------------------ --------
                                                       Second Quarter           %               Year-to-Date           %
                                                   -----------------------                 ------------------------
                                                      2000        2001       Change           2000         2001     Change
-------------------------------------------------- ----------- ----------- ------------ -- ------------ ----------- --------

Total operating revenues                                  $26         $34         30.8             $51         $67     31.4
-------------------------------------------------- ----------- ----------- ------------ -- ------------ ----------- --------
Operating expenses                                         23          27         17.4              46          54     17.4
-------------------------------------------------- ----------- ----------- ------------ -- ------------ ----------- --------
Operating income                                            3           7         N/M*               5          13      N/M
-------------------------------------------------- ----------- ----------- ------------ -- ------------ ----------- --------
Net earnings (losses) of equity affiliates                 11         (9)          N/M              34        (29)      N/M
-------------------------------------------------- ----------- ----------- ------------ -- ------------ ----------- --------
Segment net income (loss)                                 $12       $ (4)          N/M             $33       $(21)      N/M
-------------------------------------------------- ----------- ----------- ------------ -- ------------ ----------- --------
* - Not Meaningful.

Operating Results

Revenues remained relatively flat, increasing $8 for second quarter 2001 and $16 for the year-to-date period when compared to the same 2000 periods. Expenses also remained relatively flat in both 2001 periods with operating expenses increasing $4 quarter over quarter and $8 year over year.

Net earnings (losses) from equity affiliates decreased $20 quarter over quarter and $63 year over year due to higher losses from our equity affiliate in Germany.

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

Net cash provided by (used for):
---------------------- --------------------------------------------------
                             2000        2001                Change
                       --------------------------------------------------

Operating activities..      $ 4,798    $ 3,712    $ (1,086)    (22.6)%
Investing activities..     $ (3,795)  $ (2,595)    $ 1,200     (31.6)%
Financing activities..        $(770)  $ (1,520)    $ (750)      97.4%

---------------------- --------------------------------------------------

Net cash provided by operating activities
The decrease in cash from operations between 2000 and 2001 primarily reflects working capital expenditures to support our strategic initiatives on data and Latin American wireless. We also paid $200 related to a contract termination and $115 related to exiting the wireless entertainment business. Year-to-date 2000 included operating cash flow of approximately $440 from our former domestic wireless operations which were contributed to Cingular. Also, 2000 year-to-date cash flows were favorably impacted by the timing of tax payments.

Net cash used in investing activities
During the first six months of 2001, we invested $3,357 for capital expenditures to support our wireline and wireless networks, to promote the introduction of new products and services and increase operating efficiency and productivity. Significant investments are also being made to support deployment of high-speed Internet access and optical fiber-based broadband services. Included in these expenditures is approximately $389 in costs related to the purchase and development of internal-use software. Also, during 2001 we invested approximately $100 into our wireless operations in Brazil and invested $176 in a loan participation agreement related to our Colombian operations. The first six months of 2001 investing activities also include the receipt of approximately $1,000 from the sale of Qwest common stock.

Net cash used in financing activities
During the first six months of 2001 we reduced our net commercial paper borrowings primarily with $1,000 of proceeds from the sale of Qwest common stock shares and $1,000 of proceeds from the private sale of debt securities. We also refinanced certain debt at our Colombian operations. During the first half of 2000, we issued $2,000 of long-term debt. The proceeds of $1,974 from this issuance were used to retire commercial paper borrowings.

Our debt to total capitalization ratio was 51.6% at June 30, 2001 compared to 54.2% at December 31, 2000. The change is primarily a function of decreases in short-term debt driven by reductions in commercial paper.

At July 31, 2001, we had shelf registration statements on file with the SEC under which $1,200 of debt securities could be publicly offered.

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

Federal policies implemented by the Federal Communications Commission (FCC) have strongly favored access reform, whereby the historical subsidy for local service that is contained in network access charges paid by long distance carriers is moved to end-user charges or universal service funds, or both. On April 27, 2001, the FCC released a Notice of Proposed Rulemaking that commences a broad inquiry that will begin a fundamental examination of all forms of inter-carrier compensation--payments among telecommunications carriers resulting from their interconnecting networks. In general, there are two broad classes of intercarrier compensation: (1) reciprocal compensation that applies to local calls; and (2) access charges that apply to long distance calls. The objective of the Notice of Proposed Rulemaking is to examine the existing rules pertaining to inter-carrier compensation and explore alternative forms of inter-carrier compensation. This proceeding could lead to permanent changes in the compensation that BellSouth currently receives from other carriers and its end user customers. One alternative under consideration is "bill and keep," a policy that requires carriers to exchange traffic freely with each other and to recover from end user customers the costs of originating and terminating traffic. In addition, there are other aspects of access charges and universal service fund contribution requirements that continue to be considered by the state and federal regulatory commissions that could result in greater expense levels or reduced revenues.

The FCC has considerable authority to establish pricing, interconnection and other policies that had once been considered within the exclusive jurisdiction of the state public service commissions. We expect the FCC to continue policies that promote local service competition.

We have petitioned the FCC for permission under the Telecommunications Act of 1996 to offer full long distance services in South Carolina and Louisiana. The FCC has denied these petitions. In Georgia, an independent third party has issued a final report on its testing of our operating support systems, and the Georgia Public Service Commission has requested and received the comments of interested parties concerning the testing and other issues relating to a grant of long distance authority. The Georgia Commission is reviewing the comments. At the completion of its consideration, we expect to file a petition with the FCC for long distance authority in Georgia. We have also made filings with the public service commissions in each of Alabama, Florida, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee to review our compliance with the requirements for obtaining long distance authority. We expect to file an application with the FCC for each state at the appropriate point in the state commission's consideration. We do not know if the FCC will require further changes in our network interconnection elements and operating systems before it will approve such petitions. These changes could result in significant additional expenses and promote local service competition.

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

The Mississippi Public Service Commission has commenced its review of the Mississippi price regulation plan that we operate under today as required by the plan. We have requested that the plan be renewed for an additional six years with certain modifications. As a part of the renewal and review process, the Mississippi Commission could require modifications to prices and other terms of the plan.

In January 2001, the Georgia Public Service Commission entered an order adopting new company performance measures, which will be used as one means to assess our wholesale service quality to competitive local exchange carriers. In addition, the Commission adopted an Enforcement Plan. The Enforcement Plan consists of three tiers. Under tier 1, we will be required to pay remedial sums to individual competitive local exchange carriers if we fail to meet certain performance criteria set by the Commission. Under tier 2, we will pay additional sums directly to the State Treasury for failing to meet certain performance metrics. Under tier 3, if we fail to meet certain performance criteria, then we will suspend additional marketing and sales of long distance services allowed by the Telecommunications Act of 1996. Our annual liability under the Plan will be capped at 44% of net revenues in Georgia. The decision also adopts other remedial measures for the filing of late or incomplete performance reports, and a market penetration adjustment for new and advanced services, which increases the amount of the payments where low volumes of advanced or nascent services are involved. The Enforcement Plan went into effect on March 1, 2001. We have made payments under the Enforcement Plan and we may be required to make payments in the future.

In May 2001, the Louisiana Public Service Commission issued an order adopting new company performance measures, in addition to clarification of existing measures, which will be used as one means to assess our wholesale service quality to competitive local exchange carriers. In addition, the Commission adopted an Enforcement Plan. The Enforcement Plan consists of three tiers. Under tier 1, we will be required to pay remedial sums to individual competitive local exchange carriers if we fail to meet certain performance criteria set by the Commission. Under tier 2, we will pay additional sums directly to the State Treasury for failing to meet certain performance metrics. Under tier 3, if we fail to meet certain performance criteria, then the Louisiana Public Service Commission may initiate a proceeding to determine whether to recommend to the FCC suspension of our marketing and sales of long distance services allowed by the Telecommunications Act of 1996. Our annual liability under the Plan will be capped at $59 in Louisiana. The order also adopts other remedial measures for the filing of late or incomplete performance reports, and a market penetration adjustment for new and advanced services, which increases the amount of the payments where low volumes of advanced or nascent services are involved.

In 2000, the Florida Public Service Commission commenced a proceeding to determine whether we violated certain Commission rules regarding service quality. This matter has been resolved with the adoption of a new service guaranty plan and the payment of monies to a fund promoting access to telecommunication services by people with low income. Also in 2000, the Commission adopted a staff recommendation that our change in 1999 from a late charge based on a percentage of the amounts overdue to a flat rate fee plus an interest charge violated the Florida price regulation statute and voted that certain monies should be refunded. We protested the decision and the Commission should issue a decision by the end of 2001.

We are involved in numerous legal proceedings associated with state and federal regulatory matters, the disposition of which could materially impact our operating results and prospects. See note L to our consolidated interim financial statements.

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

While the below list of cautionary statements is not exhaustive, some factors that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

- a change in economic conditions in domestic or international markets where we operate or have material investments which would affect demand for our services;

- significant deterioration in foreign currencies relative to the U.S. Dollar in foreign countries in which we operate;

- changes in U.S. or foreign laws or regulations, or in their interpretations, which could result in the loss, or reduction in value, of our licenses, concessions or markets, or in an increase in competition, compliance costs or capital expenditures;

-    a decrease in the growth rate of demand for the services which we offer;

- the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;

-    protracted delay in our entry into the interLATA long distance market;

- higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;

-    the outcome of pending litigation;

- unanticipated higher capital spending from, or delays in, the deployment of new technologies; and

- the impact and the success of the wireless joint venture with SBC Communications, known as Cingular Wireless, including marketing and product development efforts and financial capacity.


-------------------------------------------------------------------------------
PART II -- OTHER INFORMATION
-------------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on April 23, 2001. The voting results were as follows:

Number of Shares Outstanding as of Record Date:   1,908,679,660

Number of Shares Present:  1,573,404,800

Percent of Shares Present:  82.43%

Proposal 1:
Election of Directors

                               For                    Withheld
James H. Blanchard         1,543,363,216             30,041,584
Armando M. Codina          1,542,880,181             30,524,619
Joseph M. Magliochetti     1,542,444,208             30,960,592
Leo F. Mullin              1,542,942,173             30,462,627

The terms of the following directors continued after the meeting:

F. Duane Ackerman
Reuben V. Anderson
J. Hyatt Brown
Kathleen F. Feldstein, PhD
James R. Kelly
John G. Medlin
Eugene F. Murphy
Robin B. Smith
William S. Stavropoulos

Proposal 2:
Ratification of Auditors

                     For                 Against          Abstain
               1,525,352,609            35,776,980       12,275,211


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit
     Number

     4a No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K,
          Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such instrument to the SEC upon request.

     10aa-5  Amendment  dated  June 15,  2001 to the  BellSouth  Employee  Stock
          Investment Plan.

     11   Computation of Earnings Per Common Share.

     12   Computation of Ratio of Earnings to Fixed Charges.





(b) Reports on Form 8-K:

Date of Event              Subject
April 19, 2001             BellSouth 1Q01 Earnings Release

May 17, 2001               Cingular Proforma First Quarter 2000 and 2001 Results

June 1, 2001               Discussion of Foreign Exchange losses on 2Q01 Results

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



                                                  BELLSOUTH CORPORATION

                                              By /s/ W. Patrick Shannon
                                                     W. PATRICK SHANNON
                   Vice President - Finance and Supply Chain Management
                                         (Principal Accounting Officer)


August 3, 2001

                                  EXHIBIT INDEX

     Exhibit
     Number

     10aa-5 Amendment dated June 15, 2001 to the BellSouth Employee Stock Investment Plan.

     11           Computation of Earnings Per Common Share.

     12           Computation of Ratio of Earnings to Fixed Charges.