Form 10-Q
period 2001-09-30
BELLSOUTH CORP
filed 2001-11-05
CIK 732713

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q
                                   (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

At October 31, 2001,  1,876,968,949 common shares were outstanding.

                                Table of Contents


   Item                                                               Page
                                     Part I
1.Financial Statements
      Consolidated Statements of Income .............................  3
      Consolidated Balance Sheets ...................................  4
      Consolidated Statements of Cash Flows .........................  5
      Consolidated Statements of Shareholders' Equity
         and Comprehensive Income ...................................  6
      Notes to Consolidated Financial Statements ....................  8

2. Management's Discussion and Analysis of Financial Condition and
    Results of Operations............................................ 22

3. Qualitative and Quantitative Disclosures about Market Risk ....... 35



                           Part II

6. Exhibits and Reports on Form 8-K ................................. 36

 PART I - FINANCIAL INFORMATION

                              BELLSOUTH CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In Millions, Except Per Share Amounts)

                                        For the Three Months                For the Nine Months
                                        Ended September 30,                 Ended September 30,
                                       2000             2001               2000              2001


Operating revenues:
Communications group                   $ 4,565           $ 4,770            $ 13,679          $14,199
Domestic wireless                          963                 -               2,766                -
Latin America                              757               710               2,124            2,227
Domestic advertising and publishing        539               493               1,329            1,363
All other                                   26                40                  93              128
        Total operating revenues         6,850             6,013              19,991           17,917

Operating expenses:
     Operational and support expenses    3,612             3,138              10,647            9,531
     Depreciation and amortization       1,301             1,178               3,759            3,538
     Severance accrual                       -                 -                  78                -
        Total operating expenses         4,913             4,316              14,484           13,069

Operating income                         1,937             1,697               5,507            4,848

Interest expense                           344               304                 982              998
Gain (loss) on sale
  of operations                            (14)               24                 (14)              24
Net earnings of
  equity affiliates                         10               167                 163              357
Other income (loss), net                    35            (1,527)                164           (1,363)

Income before income taxes               1,624                57               4,838            2,868
Provision for income taxes                 588                50               1,737            1,090

        Net income                     $ 1,036               $ 7             $ 3,101          $ 1,778


Weighted-average common
 shares outstanding:
     Basic                               1,871             1,875               1,878            1,874
     Diluted                             1,885             1,887               1,894            1,886
Dividends declared per
 common share                           $ 0.19            $ 0.19              $ 0.57           $ 0.57
Earnings per share:
     Basic                              $ 0.55            $ 0.00              $ 1.65           $ 0.95
     Diluted                            $ 0.55            $ 0.00              $ 1.64           $ 0.94





        The accompanying notes are an integral part of these consolidated financial statements.

                              BELLSOUTH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     (In Millions, Except Per Share Amounts)


                                              December 31,      September 30,
                                                  2000               2001
                                                                 (Unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                    $ 1,061             $ 854
     Accounts receivable, net of
       allowance for uncollectibles
         of $377 and $428                           5,157             5,132
     Material and supplies                            379               377
     Other current assets                             809               950
         Total current assets                       7,406             7,313

Investments and advances                           11,010            10,546

Property, plant and equipment                      60,912            63,882
Less:  accumulated depreciation                    36,755            38,649
     Property, plant and equipment, net            24,157            25,233

Deferred charges and other assets                   4,180             4,876
Intangible assets, net                              4,172             4,273

         Total assets                            $ 50,925          $ 52,241

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Debt maturing within one year                $ 7,569           $ 6,961
     Accounts payable                               2,233             1,613
     Other current liabilities                      3,468             4,241
         Total current liablities                  13,270            12,815

Long-term debt                                     12,463            13,105

Noncurrent liabilities:
     Deferred income taxes                          3,580             3,290
     Other noncurrent liabilities                   4,700             4,991
         Total noncurrent liabilities               8,280             8,281

Shareholders' equity:
     Common stock, $1 par value (8,650
         shares authorized; 1,872
         and 1,877 shares outstanding)              2,020             2,020
     Paid-in capital                                6,740             6,766
     Retained earnings                             14,074            14,704
     Accumulated other comprehensive
        loss                                         (488)             (277)
     Shares held in trust and treasury             (5,222)           (5,034)
     Guarantee of ESOP debt                          (212)             (139)
         Total shareholders' equity                16,912            18,040

         Total liabilities and
          shareholders' equity                   $ 50,925          $ 52,241


        The accompanying notes are an integral part of these consolidated financial statements.

                              BELLSOUTH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In Millions)

                                                              For the Nine Months
                                                                Ended September 30,
                                                               ---------------------
                                                               ---------------------
                                                                  2000       2001
                                                               ----------  ---------
                                                               ----------  ---------



Cash Flows from Operating Activities:
     Net income ..............................................   $ 3,101    $ 1,778
     Adjustments to net income:
         Depreciation and amortization .......................     3,759      3,538
         Net losses on sale or impairment of equity securities      --        1,704
         Postretirement benefit curtailment charge ...........      --           72
         Severance accrual ...................................        78       --
         (Gain) loss on sale of operations ...................        14        (24)
         Provision for uncollectibles ........................       278        370
         Net losses (earnings) of equity affiliates ..........      (163)      (357)
         Dividends received from equity affiliates ...........        55        279
         Minority interests in income of subsidiaries ........        12          5
         Deferred income taxes and investment tax credits ....       150       (343)
     Net change in:
         Accounts receivable and other current assets ........      (529)      (505)
         Accounts payable and other current liabilities ......       434        255
         Deferred charges and other assets ...................      (486)      (730)
         Other liabilities and deferred credits ..............       (60)       119
     Other reconciling items, net ............................       107        200
                                                                 -------    -------
                                                                 -------    -------

         Net cash provided by operating activities ...........     6,750      6,361
                                                                 -------    -------
                                                                 -------    -------

Cash Flows from Investing Activities:
     Capital expenditures ....................................    (4,940)    (4,724)
     Investments in and advances to equity affiliates ........      (497)    (1,597)
     Acquisitions, net of cash acquired ......................    (1,836)      --
     Purchases of wireless licenses ..........................       (72)       (10)
     Proceeds from sale of investments .......................      --        1,147
     Proceeds from sale of operations ........................        29         21
     Proceeds from disposition of short-term investments .....       372        108
     Purchases of short-term investments .....................      (311)       (76)
     Proceeds from repayment of loans and advances ...........        45         25
     Investments in debt securities ..........................      --         (279)
     Other investing activities, net .........................        60          1
                                                                 -------    -------
                                                                 -------    -------
         Net cash used for investing activities ..............    (7,150)    (5,384)
                                                                 -------    -------
                                                                 -------    -------

Cash Flows from Financing Activities:
     Net borrowings (repayments) of short-term debt ..........       411     (1,405)
     Proceeds from long-term debt ............................     2,118      1,865
     Repayments of long-term debt ............................      (412)      (727)
     Dividends paid ..........................................    (1,072)    (1,068)
     Purchase of treasury shares .............................      (779)      --
     Other financing activities, net .........................        23        151
                                                                 -------    -------
                                                                 -------    -------

         Net cash used for financing activities ..............       289     (1,184)
                                                                 -------    -------
                                                                 -------    -------

     Net decrease in cash and cash equivalents ...............      (111)      (207)
     Cash and cash equivalents at beginning of period ........     1,287      1,061
                                                                 -------    -------
                                                                 -------    -------
     Cash and cash equivalents at end of period ..............   $ 1,176    $   854
                                                                 =======    =======


        The accompanying notes are an integral part of these consolidated financial statements.

                              BELLSOUTH CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In Millions)




                                For the Nine Months Ended September 30, 2000
                               --------------------------------------------------------------------------------------------------
                               --------------------------------------------------------------------------------------------------

                                 Number of Shares     Amount
                               --------------------- ----------------------------------------------------------------------------
                               --------------------- ----------------------------------------------------------------------------
                                                                                       Accum.
                                                                                       Other
                                          Shares                                     Compre-      Shares    Guaran-
                                          Held in                                    hensive     Held in     tee of
                                Common   Trust and   Common    Paid-in    Retained   Income/    Trust and     ESOP
                                Stock    Treasury    Stock     Capital    Earnings    (Loss)    Treasury     Debt       Total
                               --------- ----------  -------- ---------- ----------- ---------  ---------- ---------  -----------
                               --------- ----------  -------- ---------- ----------- ---------  ---------- ---------  -----------
                                            (a)                                                   (a)

Balance at December 31, 1999      2,020       (138)  $ 2,020    $ 6,771    $ 11,456    $ (358)   $ (4,798)   $ (276)    $ 14,815

Net income                            -                                       3,101                                        3,101
Other comprehensive
 income, net of tax:

 Foreign currency
  translation adjustment              -                                                    50                                 50

 Net unrealized gains
  on securities                       -                                                   259                                259

 Minimum pension
  liability adjustment                -                                                    (9)                                (9)
                                                                                      -----------                      -----------

Total comprehensive
 income (b)                           -                                                                                    3,401

Dividends declared                    -                                      (1,070)                                      (1,070)

Share issuances for
 employee benefit plans               -          3                              (66)                  125                     59

Purchase of treasury
 stock                                -        (19)                                                  (779)                  (779)

Tax benefit related to
 stock options                        -                               4                                                        4

ESOP activities and
 related tax benefit                  -                                                                          69           69
                               --------- ----------  -------- ---------- ----------- ---------  ---------- ---------  -----------
                               --------- ----------  -------- ---------- ----------- ---------  ---------- ---------  -----------

Balance at September
 30, 2000                         2,020       (154)  $ 2,020    $ 6,775    $ 13,421     $ (58)   $ (5,452)   $ (207)    $ 16,499
                               ========= ==========  ======== ========== =========== =========  ========== =========  ===========



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

                              BELLSOUTH CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In Millions)



                                 For the Nine Months Ended September 30, 2001
                                --------------------------------------------------------------------------------------------------
                                --------------------------------------------------------------------------------------------------

                                Number of Shares     Amount
                               -------------------- ------------------------------------------------------------------------------
                               -------------------- ------------------------------------------------------------------------------
                                                                                     Accum.
                                                                                      Other
                                          Shares                                     Compre-     Shares     Guaran-
                                          Held in                                    hensive    Held in      tee of
                                Common    Trust and   Common   Paid-in    Retained   Income/    Trust and      ESOP
                                Stock    Treasury    Stock    Capital    Earnings    (Loss)     Treasury      Debt       Total
                               --------- ---------- --------- ---------  ---------- ---------- -----------  ---------  -----------
                               --------- ---------- --------- ---------  ---------- ---------- -----------  ---------  -----------
                                            (a)                                                   (a)

Balance at December 31, 2000      2,020       (148)  $ 2,020   $ 6,740     $14,074      $(488)    $(5,222)     $(212)    $ 16,912

Net income                            -                                      1,778                                          1,778
Other comprehensive income,
 net of tax:

 Foreign currency translation
  adjustment                          -                                                   (27)                                (27)

 Net unrealized losses on
  securities:

   Unrealized losses
    on securities                     -                                                  (241)                               (241)

   Adjustments for
    other-than-temporary
    losses included in
    net income                        -                                                   525                                 525

 Net unrealized losses
  on derivatives                      -                                                   (46)                                (46)
                                                                                                                   -----------
                                                                                                                   -----------

Total comprehensive
  income (b)                          -                                                                                     1,989

Dividends declared                    -                                     (1,069)                                        (1,069)

Share issuances for
 employee benefit plans               -          5                   6         (81)                   200                     125

Share issuances for
 Grantor Trust                        -                                                               (12)                    (12)

Tax benefit related to
 stock options                        -                             20                                                         20

ESOP activities and
 related tax benefit                  -                                          2                                73           75
                               --------- ---------- --------- ---------  ---------- ---------- -----------  ---------  -----------
                               --------- ---------- --------- ---------  ---------- ---------- -----------  ---------  -----------

Balance at September
 30, 2001                         2,020       (143)  $ 2,020    $ 6,766     $14,704     $ (277)    $(5,034)     $(139)     $18,040
                               ========= ========== ========= =========  ========== ========== ===========  =========  ===========
                               ========= ========== ========= =========  ========== ========== ===========  =========  ===========




(a) Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of September 30, 2001, there were approximately 36 shares held in trust and 107 shares held in treasury.
(b)      Total comprehensive income for third quarter 2001 was $477.


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

Note B - New Accounting Pronouncements

BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill.


Upon adoption of SFAS 142, amortization of existing goodwill would cease and the remaining book value would be tested for impairment at least annually at the reporting unit level using a new two-step impairment test. Amortization of goodwill recorded on equity investments would also cease, but this embedded goodwill will continue to be tested for impairment under current accounting rules for equity investments. In addition, we will have adjustments to the equity in net income of affiliates line item to reflect the impact of adopting these new statements on the operations of our equity investments.


We will adopt both statements on January 1, 2002 and are currently evaluating the impact of these statements. We have not yet quantified the impact of these statements on the operations of our equity investments, including Cingular and our Latin America group segment. Annual pre-tax amortization expense of our existing and embedded goodwill for 2001 will be $84. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002, and we have not yet determined what the effect of these tests will be on our earnings and financial position. Any impairment resulting from our initial application of the statements will be recorded as a cumulative effect of accounting change as of January 1, 2002.


Derivative Instruments and Hedging Activities

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives are to be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We adopted SFAS No. 133 on January 1,
2001. The impact of implementation was not material.   The fair value of
derivative instruments at September 30, 2001 was $(72).

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

                          For the Three Months            For the Nine Months
                           Ended September 30,            Ended September 30,
                           -------------------            -------------------
                           2000           2001           2000            2001
                           ----           ----           ----            ----
Basic common shares
  outstanding              1,871           1,875          1,878          1,874
Incremental shares
 from stock options
  and benefit plans           14              12             16             12
                           -----           -----          -----          -----
Diluted common shares
 outstanding               1,885           1,887          1,894          1,886
                           =====           =====          =====          =====

The earnings amounts used for per-share calculations are the same for both the basic and diluted methods. Outstanding options for 52 million shares for the three months ended September 30, 2001 and 50 million for the nine months ended September 30, 2001 were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common stock. Outstanding options for 33 million and 29 million shares were excluded for the same reason for the quarter and year-to-date 2000 periods, respectively.

Note D - Sale of Qwest Shares

In January 2001, we sold approximately 22.2 million shares of Qwest Communications common stock to Qwest for $1.0 billion in cash, or $45 per share.

In addition, we entered into an agreement to purchase $250 of services and products from Qwest over a five-year period, with payment being made in shares of Qwest stock we currently own. Accordingly, 5.3 million shares are considered restricted and are no longer classified as available-for-sale. Minimum payments under the agreement are required to be made annually. The stock prices used to compute the number of shares for such payments is fixed per the agreement. All such prices are above our original cost.

In July 2001, we sold an additional 4.5 million shares of Qwest common stock for $135 in cash, or $30 per share.

Note E - Restructuring of Wireless Video Entertainment Business

In December 2000, we announced that we would restructure our video entertainment service and concentrate our entertainment business on our fiber optic-based wireline video operations. This move was made to better align our resources with our strategic priorities in broadband services.

We recorded charges of approximately $498, or $323 net of tax, related to this restructuring in the fourth quarter of 2000. These charges consisted of approximately $289 for asset writeoffs and writedowns and $209 for contract termination penalties, migration of customers to alternative service providers and for severance and related benefit expenses. As of September 30, 2001, we have charged $156 against the $209 accrued, leaving the accrual at $53 as of that date. We expect to substantially complete the plan by the end of 2001. Operating revenues generated by this business were $15 in third quarter 2000 and $3 in third quarter 2001, while operating losses were $25 in third quarter 2000 and $9 in third quarter 2001. For the year-to-date periods, operating revenues were $43 in 2000 and $22 in 2001, while operating losses were $75 in 2000 and $25 in 2001.

Note F - Curtailment charge

In first quarter 2001, we recognized a curtailment loss of $72 in accordance with provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension". The loss resulted from accelerated

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note F - Curtailment charge (continued)

recognition of prior service cost in excess of the decrease in our postretirement benefit obligation for the wireless employees that will be covered under Cingular's postretirement benefit plans.

Note G - Contribution of AB Cellular to Cingular

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

During fourth quarter 2000, we contributed our domestic wireless operations to Cingular, and we account for our investment in Cingular under the equity method. For management purposes, however, we evaluate our domestic wireless segment based on our proportionate share of Cingular's results. Accordingly, the operating revenues and expenses reported for our domestic wireless segment for third quarter and year-to-date 2001 reflect 40% of Cingular's total revenues and expenses, whereas third quarter and year-to-date 2000 reflect the historical results of our wireless businesses that have been contributed to Cingular.

The following table provides information for each operating segment:

                                            For the Three Months                For the Nine Months
                                            Ended September 30,        %        Ended September 30,         %
                                            2000         2001       Change       2000         2001       Change


Communications group
External revenues                           $ 4,539       $4,770         5.1    $ 13,601      $ 14,186        4.3
Intersegment revenues                            99           37       (62.6)        280           106      (62.1)
   Total revenues                           $ 4,638       $4,807         3.6    $ 13,881      $ 14,292        3.0
Operating income                            $ 1,508       $1,354       (10.2)     $4,552       $ 4,294       (5.7)
Segment net income                            $ 837        $ 766        (8.5)     $2,540       $ 2,440       (3.9)

Domestic wireless
External revenues                           $ 1,061       $1,465        38.1      $3,033       $ 4,189       38.1
Intersegment revenues                            10            -        N/M*          24             -        N/M
   Total revenues                           $ 1,071       $1,465        36.8      $3,057       $ 4,189       37.0
Operating income                              $ 144        $ 291       102.1       $ 359         $ 799      122.6
Net earnings (losses) of equity affiliates     $ 41          $ -         N/M       $ 121           $ -        N/M
Segment net income                             $ 98        $ 128        30.6       $ 245         $ 345       40.8


* Not Meaningful

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note H - Segment Information (continued)



                                             For the Three Months                  For the Nine Months
                                             Ended September 30,       %            Ended September 30,       %
                                             2000         2001       Change         2000         2001       Change

Latin America
External revenues                              $ 757        $ 710       (6.2)        $2,124       $2,227        4.8
Intersegment revenues                             15            6      (60.0)            47           20      (57.4)
   Total revenues                              $ 772        $ 716       (7.3)        $2,171       $2,247        3.5
Operating income                                $ 24         $ 86      258.3           $ 64        $ 173      170.3
Net earnings (losses) of equity affiliates     $ (19)       $ (50)       N/M          $ (61)      $ (187)       N/M
Segment net income (loss)                      $ (62)       $ (52)       N/M         $ (116)      $ (277)       N/M

Domestic advertising and publishing
External revenues                              $ 539        $ 493       (8.5)        $1,329       $1,363        2.6
Intersegment revenues                              6            3      (50.0)            17           13      (23.5)
   Total revenues                              $ 545        $ 496       (9.0)        $1,346       $1,376        2.2
Operating income                               $ 293        $ 257      (12.3)         $ 652        $ 679        4.1
Segment net income                             $ 181        $ 158      (12.7)         $ 399        $ 414        3.8

All other
External revenues                               $ 21         $ 28       33.3           $ 69         $ 83       20.3
Intersegment revenues                              2            7        N/M              5           19        N/M
   Total revenues                               $ 23         $ 35       52.2           $ 74        $ 102       37.8
Operating income                                 $ 8          $ 6        N/M           $ 13         $ 19        N/M
Net earnings (losses) of equity affiliates     $ (12)        $ 14        N/M           $ 22        $ (15)       N/M
Segment net income (loss)                      $ (10)        $ 18        N/M           $ 23         $ (3)       N/M

Reconciling items
External revenues                              $ (67)     $(1,453)       N/M         $ (165)     $(4,131)       N/M
Intersegment revenues                           (132)         (53)       N/M           (373)        (158)       N/M
   Total revenues                              $(199)     $(1,506)       N/M         $ (538)     $(4,289)       N/M
Operating income (loss)                        $ (40)      $ (297)       N/M         $ (133)     $(1,116)       N/M
Net earnings (losses) of equity affiliates       $ -        $ 203        N/M           $ 81        $ 559        N/M
Segment net income (loss)                       $ (8)     $(1,011)       N/M           $ 10      $(1,141)       N/M

Reconciliation to Consolidated Financial Information
Operating Revenues
Communications group                         $ 4,638       $4,807        3.6       $ 13,881      $14,292        3.0
Domestic wireless                              1,071        1,465       36.8          3,057        4,189       37.0
Latin America                                    772          716       (7.3)         2,171        2,247        3.5
Domestic advertising and publishing              545          496       (9.0)         1,346        1,376        2.2
All other                                         23           35       52.2             74          102       37.8
    Total segments                           $ 7,049       $7,519        6.7       $ 20,529      $22,206        8.2
Reconciling items                              $(199)     $(1,506)       N/M         $ (538)     $(4,289)       N/M
Total consolidated                           $ 6,850       $6,013      (12.2)      $ 19,991      $17,917      (10.4)

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note H - Segment Information (continued)



                                            For the Three Months                 For the Nine Months
                                            Ended September 30,        %          Ended September 30,        %
                                            2000         2001       Change        2000         2001       Change

Reconciliation to Consolidated Financial Information, continued
Net Income
Communications group                          $ 837        $ 766        (8.5)      $2,540       $2,440        (3.9)
Domestic wireless                                98          128        30.6          245          345        40.8
Latin America                                   (62)         (52)        N/M         (116)        (277)        N/M
Domestic advertising and publishing             181          158       (12.7)         399          414         3.8
All other                                       (10)          18         N/M           23           (3)        N/M
    Total segments                          $ 1,044       $1,018        (2.5)      $3,091       $2,919        (5.6)
Reconciling items                              $ (8)     $(1,011)        N/M         $ 10      $(1,141)        N/M
Total consolidated                          $ 1,036          $ 7       (99.3)      $3,101       $1,778       (42.7)





Note I - Investment Activity

Advance to Affiliate
(Euros in millions)
In August 2001, we loaned Euro 1,510, or $1,382, directly to E-Plus, an equity investment, with an expected March 1, 2004 due date, at LIBOR plus 310 basis
points.   E-Plus used the proceeds to pay down existing third party debt
previously guaranteed by BellSouth.   Simultaneously with this transaction, in
order to mitigate foreign currency risk, we also entered into a forward contract to sell Euro with a March 1, 2004 settlement date. The forward, which qualifies as a cash flow hedge, enables us to receive $1,382 equivalent to Euro 1,510, based on a forward rate of 0.9158.

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

Over the course of the year, there has been a broad decline in the public equity markets, particularly in technology and communications stocks, including investments held in our portfolio. Similarly, we experienced significant declines in the value of certain privately held investments and restricted securities. As a result, we recorded a $1,566 noncash pretax charge to reduce the carrying value of certain strategic investments in publicly traded and private equity securities, principally our investment in Qwest. We concluded that the continuing depressed market of these investments, as well as the difficulties experienced by similar companies, indicated that the decline was other than temporary. This charge is included in other income in the accompanying consolidated statements of income.

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note J - Marketable Securities (continued)

The tables below show certain summarized information related to our investments that are adjusted to their fair value at September 30:

                                     Gross        Gross
                                  Unrealized    Unrealized     Recorded
  2000                  Cost         Gains        Losses        Basis
                        ----         -----        ------        -----

  Investment in Qwest  $3,500        $ 65          $ --        $ 3,565
  Other investments       482         146            --            628
                       ------       -----          ----        -------
      Total            $3,982       $ 211          $ --        $ 4,193
                       ======       ======         ====        =======

                                     Gross      Fair Value/
                       Original    Impairment    New Cost
  2001                   Cost        Losses        Basis
                         ----        ------        -----

  Investment in Qwest   $1,988      $(1,286)       $ 702
  Other investments        500         (280)         220
                        ------     ---------       -----
      Total             $2,488     $(1,566)        $ 922
                        ======     =========       =====

Note K - Summary Financial Information for Equity Investees

The following table displays the summary combined financial information of our equity method businesses. These amounts are shown on a 100-percent basis.

                       For the Three                   For the Nine
                       Months Ended                    Months Ended
                       September 30,                   September 30,
                       -------------                   -------------
                     2000         2001               2000         2001
                     ----         ----               ----         ----
Revenues  ..........$1,562       $4,713             $4,628      $13,819
                    ======       ======             ======      =======
Operating income ...   $80        $ 927             $  364      $ 2,210
                    ======       ======             ======      =======

Net income ......... $(25)        $ 482             $   47       $ 833
                    ======       ======             ======      =======



Note L- Debt Issuance

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

NOTE M - Sale of Operations

In July 2000, we sold our ownership interests in mobile data operations in Belgium, the Netherlands and the United Kingdom for total proceeds of $28. These sales generated a pre-tax net loss of $14 and a $30 after-tax gain resulting from tax benefits associated with the sale of the operations in the United Kingdom.

In August 2001, we sold our 24.5% ownership interest in SkyCell Communications, a wireless communications provider in India, for total proceeds of $21. The pretax gain on the sale was $24, or $19 after tax.

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

During the second quarter of 2001, we adjusted our accrual for these claims. This adjustment increased our expenses by approximately $140 and reduced net income by $88. The adjustment reflects our current estimate of the liability for these claims. We have commenced discussions with several competitive local exchange carriers concerning settlement of these claims, and agreements have been reached in many circumstances.

Other reciprocal compensation issues
In a related matter, a competitive local carrier has claimed terminating compensation of approximately $165 for service arrangements that we did not believe involved "traffic" under our interconnection agreements. We filed a complaint with the state regulatory commission asking that agency to declare that we did not owe reciprocal compensation for these arrangements. In March 2000, the state commission ruled in our favor finding that compensation was not owed to the competitive local carrier. The parties have agreed to a settlement of this matter. In October, a stipulation of dismissal was filed with the court to effect the settlement.


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

Also in 2000, the Florida Public Service Commission issued a proposed agency action stating that our change in 1999 from a late charge based on a percentage of the amounts overdue to a flat rate fee plus an interest charge violated the Florida price regulation statute and voted that approximately $65 should be refunded. We protested the decision. On August 30, 2001, the Commission issued an order adopting its proposed action. We have appealed to the Florida Supreme Court and continue to collect the charges subject to refund.

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

Note O - Tracking Stock

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

Note P - Subsidiary Financial Information

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

BST is listed separately because it has debt securities, registered with the SEC, that we have guaranteed. All other operating subsidiaries that do not have registered securities guaranteed by us are presented in the Other column. The Parent column is comprised of headquarter entities which provide, among other services, executive management, administrative support and financial management to operating subsidiaries. The Adjustments column includes the necessary amounts to eliminate the intercompany balances and transactions between BST, Other and Parent to reconcile to our consolidated financial information.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                                                 For the Three Months Ended September 30, 2000
                                                         BST          Other        Parent        Adjustments       Total

Total operating revenues                                   $ 4,528      $ 2,646         $ 566            $ (890)     $ 6,850
Total operating expenses                                     3,166        2,281           360              (894)       4,913

Operating income                                             1,362          365           206                 4        1,937

Interest expense                                               179           81           266              (182)         344
Net earnings (losses) of equity affiliates                       4           (5)        1,360            (1,349)          10
Other income (expense), net                                      1            -           220              (200)          21

Income before income taxes                                   1,188          279         1,520            (1,363)       1,624
Provision for (benefit from) income taxes                      441           78            70                (1)         588

Net income                                                   $ 747        $ 201       $ 1,450          $ (1,362)     $ 1,036


                                                                 For the Three Months Ended September 30, 2001
                                                         BST          Other        Parent        Adjustments       Total

Total operating revenues                                   $ 4,662      $ 1,536         $ 755            $ (940)     $ 6,013
Total operating expenses                                     3,531        1,248           482              (945)       4,316

Operating income                                             1,131          288           273                 5        1,697

Interest expense                                               140           40           213               (89)         304
Net earnings (losses) of equity affiliates                       3          177         1,112            (1,125)         167
Other income (expense), net                                      4         (139)       (1,272)              (96)      (1,503)

Income before income taxes                                     998          286          (100)           (1,127)          57
Provision for  income taxes                                    362          149          (529)               68           50

Net income                                                   $ 636        $ 137         $ 429          $ (1,195)         $ 7

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note P - Subsidiary Financial Information (continued)

                                                                  For the Nine Months Ended September 30, 2000
                                                         BST          Other        Parent        Adjustments       Total

Total operating revenues                                  $ 13,547      $ 7,283       $ 1,321          $ (2,160)    $ 19,991
Total operating expenses                                     9,498        6,485           686            (2,185)      14,484

Operating income                                             4,049          798           635                25        5,507

Interest expense                                               516          201           651              (386)         982
Net earnings (losses) of equity affiliates                      11          149         3,925            (3,922)         163
Other income (expense), net                                      4          (27)          589              (416)         150

Income before income taxes                                   3,548          719         4,498            (3,927)       4,838
Provision for income taxes                                   1,307          223           204                 3        1,737

Net income                                                 $ 2,241        $ 496       $ 4,294          $ (3,930)     $ 3,101

                                                                  For the Nine Months Ended September 30, 2001
                                                         BST          Other        Parent        Adjustments       Total

Total operating revenues                                  $ 13,895      $ 4,717       $ 1,947          $ (2,642)    $ 17,917
Total operating expenses                                    10,277        4,033         1,414            (2,655)      13,069

Operating income                                             3,618          684           533                13        4,848

Interest expense                                               471          210           580              (263)         998
Net earnings (losses) of equity affiliates                      11          353         3,386            (3,393)         357
Other income (expense), net                                     14          (48)       (1,029)             (276)      (1,339)

Income before income taxes                                   3,172          779         2,310            (3,393)       2,868
Provision for (benefit from) income taxes                    1,146          441          (569)               72        1,090

Net income                                                 $ 2,026        $ 338       $ 2,879          $ (3,465)     $ 1,778

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note P - Subsidiary Financial Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEETS



                                                                          December 31, 2000
                                                    BST          Other          Parent        Adjustments        Total
ASSETS
Current assets:
Cash and cash equivalents                            $ 62          $ 999             $ -               $ -      $ 1,061
Accounts receivable, net                            3,195          2,162           5,522            (5,722)       5,157
Other current assets                                  271            837             184              (104)       1,188
Total current assets                                3,528          3,998           5,706            (5,826)       7,406

Investments and advances                              322          7,505          10,592            (7,409)      11,010
Property, plant and equipment, net                 21,277          2,518             362                 -       24,157
Deferred charges and other assets                   3,868            219             186               (93)       4,180
Intangible assets, net                                692          3,291             189                 -        4,172

Total assets                                     $ 29,687       $ 17,531        $ 17,035         $ (13,328)    $ 50,925

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year                     $ 1,830        $ 1,724         $ 8,791          $ (4,776)     $ 7,569
Other current liabilities                           3,514          4,054           1,105            (2,972)       5,701
Total current liablities                            5,344          5,778           9,896            (7,748)      13,270

Long-term debt                                      7,641          1,594           8,139            (4,911)      12,463

Noncurrent liabilities:
Deferred income taxes                               2,306          1,271               3                 -        3,580
Other noncurrent liabilities                        3,209          1,316             321              (146)       4,700
Total noncurrent liabilities                        5,515          2,587             324              (146)       8,280

Shareholders' equity                               11,187          7,572          (1,324)             (523)      16,912

Total liabilities and shareholders' equity       $ 29,687       $ 17,531        $ 17,035         $ (13,328)    $ 50,925

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note P - Subsidiary Financial Information (continued)

                                                September 30, 2001
                                    BST     Other   Parent   Adjustments  Total

ASSETS

Current assets:
Cash and cash equivalents          $     - $   500  $    354  $       -     $ 854
Accounts receivable, net             3,339   2,103     3,433     (3,743)    5,132
Other current assets                   377     649       334        (33)    1,327
Total current assets                 3,716   3,252     4,121     (3,776)    7,313

Investments and advances               303   5,838     7,675     (3,270)   10,546
Property, plant and
 equipment, net                     22,155   2,583       495          -    25,233
Deferred charges and
 other assets                        4,626     194       128        (72)    4,876
Intangible assets, net                 946   3,100       213         14     4,273

Total assets                      $ 31,746 $ 14,967 $ 12,632   $ (7,104) $ 52,241

LIABILITIES AND
 SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year      $ 2,654   $ 459   $ 6,655   $ (2,807)  $ 6,961
Other current liabilities            3,664   1,894     1,182       (886)    5,854
Total current liablities             6,318   2,353     7,837     (3,693)   12,815

Long-term debt                       7,589   2,327     5,964     (2,775)   13,105

Noncurrent liabilities:
Deferred income taxes                2,624   1,166      (553)        53     3,290
Other noncurrent liabilities         3,376   1,388       369       (142)    4,991
Total noncurrent liabilities         6,000   2,554      (184)       (89)    8,281

Shareholders' equity:               11,839   7,733      (985)      (547)   18,040

Total liabilities and
 shareholders' equity             $ 31,746 $ 14,967 $ 12,632   $ (7,104) $ 52,241


                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note P - Subsidiary Financial Information (continued)

 CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

                                                For the Nine Months Ended September 30, 2000
                                               BST         Other        Parent      Adjustments         Total

Cash flows from operating activities            $4,861       $ 1,760          $ 5           $ 124          $ 6,750
Cash flows from investing activities            (3,654)       (2,170)      (3,445)          2,119           (7,150)
Cash flows from financing activities            (1,148)          593        3,087          (2,243)             289
Net increase (decrease) in cash                   $ 59         $ 183       $ (353)            $ -           $ (111)


                                                For the Nine Months Ended September 30, 2001
                                               BST         Other        Parent      Adjustments         Total

Cash flows from operating activities            $4,605       $ 1,218       $ (629)        $ 1,167          $ 6,361
Cash flows from investing activities            (3,948)         (744)      (1,102)            409           (5,384)
Cash flows from financing activities              (719)         (582)       1,693          (1,576)          (1,184)
Net increase (decrease) in cash                  $ (62)       $ (108)       $ (37)            $ -           $ (207)






Note Q - Other Matters

CWA AGREEMENT

In August 2001, we reached an agreement with the Communications Workers of America (CWA), which was ratified in September 2001, on new three-year contracts covering approximately 56,000 employees. The contracts include basic wage increases totaling 13% over the three years covered by the contracts. In addition, the agreement provides for a standard award of two percent of base salary and overtime compensation which is subject to adjustment based on company performance measures for plan years 2002 and 2003. Other terms of the agreement include pension band increases and pension plan cash balance improvements for active employees.

Note R - Subsequent Events

In October 2001, we filed applications with the Federal Communications Commission to offer long distance service to customers in Louisiana and Georgia. These filings followed the unanimous approval by the Public Service Commissions
(PSC) in Louisiana (September 19) and Georgia (October 2). In October 2001, the Mississippi PSC unanimously endorsed BellSouth's state-level filing to provide long distance service.

In October 2001, we announced that we would record an after-tax charge of $170 to $200, or $0.09 to $0.10 per share, during the fourth quarter reflecting restructuring actions and related asset impairments. These actions are being taken to reduce operating costs in response to a slowing economy and increased competition. Targeted reductions will be largely focused on staff support functions, resulting in the elimination of approximately 3,000 positions.

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

Note R - Subsequent Events (continued)

In October 2001, we issued long term notes of $1,000, $1,000, and $750 with interest rates of 5%, 6%, and 6.875%, respectively and maturing October 2006, 2011, and 2031, respectively. The net proceeds of $2,725 were used to pay down commercial paper.

In October 2001, we loaned Euro 525 million, or $468, directly to E-Plus, an equity investment, with an expected March 1, 2004 due date, at LIBOR plus 310 basis points. E-Plus used the proceeds to pay down existing third party debt previously guaranteed by BellSouth. Simultaneously with this transaction, in order to mitigate foreign currency risk, we also entered into a forward contract to sell Euro with a March 1, 2004 settlement date. The forward, which qualifies as a cash flow hedge under the scope of FAS 133, enables us to receive $468 equivalent to Euro 525 million, based on a forward rate of 0.8914.

                              BELLSOUTH CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in Millions, Except Per Share Amounts)

 For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our latest annual report on Form 10-K, our previous quarterly reports on Form 10-Q, and our other filings with the SEC.

-----------------------------------------------------------------------------
Consolidated Results of Operations
-----------------------------------------------------------------------------

Key financial and operating data for third quarter 2000 and 2001 and the respective year-to-date periods are as follows. All references to earnings per share are on a diluted basis:


                                        For the Three Months
                                         Ended September 30,         %
                                          2000         2001        Change
                                       ------------ ----------- -------------
Results of operations:
Operating revenues                          $6,850     $ 6,013     (12.2)
Operating expenses                           4,913       4,316     (12.2)
                                            ------      ------
Operating income                             1,937       1,697     (12.4)
Interest expense                               344         304     (11.6)
Net earnings (losses) of equity
 affiliates                                     10         167       N/M*
Gain (loss) on sale of operations              (14)         24       N/M
Other income, net                               35      (1,527)      N/M
Provision for income taxes                     588          50     (91.5)
                                            ------      ------
         Net income                         $1,036     $     7     (99.3)
                                            ======     =======
   Earnings per share                       $ 0.55      $ 0.00    (100.0)
-------------------------------------- ------------ ----------- -------------
Cash flow data:
Cash provided by operating activities      $ 1,952     $ 2,434       24.7
Cash used for investing activities         $(3,355)    $(2,695)     (19.7)
Cash provided by (used for) financing      $ 1,059     $   457        N/M
activities
-------------------------------------- ------------ ----------- -------------

-------------------------------------- ------------ ----------- -------------
Other:
Effective tax rate                           36.2%       87.7%       N/M
Average debt balances:
   Short-term debt                          $7,019      $6,434      (8.3)
   Long-term debt                          $10,899     $13,123      20.4
                                           -------     -------
     Total average debt balance            $17,918     $19,557       9.1
                                           =======     =======
EBITDA(1)                                   $3,238      $2,875     (11.2)
EBITDA margin(2)                             47.3%       47.8%    +50 bps


                                          For the Nine Months
                                          Ended September 30,        %
                                           2000        2001        Change
                                        ----------- ------------ -----------
Results of operations:
Operating revenues                        $ 19,991     $ 17,917      (10.4)
Operating expenses                          14,484       13,069       (9.8)
                                            ------      -------
Operating income                             5,507        4,848      (12.0)
Interest expense                               982          998         1.6
Net earnings (losses) of equity
 affiliates                                    163          357         N/M
Gain (loss) on sale of operations              (14)          24         N/M
Other income, net                              164       (1,363)        N/M
Provision for income taxes                   1,737        1,090      (37.2)
                                            ------     --------
         Net income                         $3,101     $ 1,778       (42.7)
                                            ======     ========
   Earnings per share                       $ 1.64        $0.94      (42.7)
--------------------------------------  ----------- ------------ -----------
Cash flow data:
Cash provided by operating activities      $ 6,750      $ 6,361       (5.8)
Cash used for investing activities         $(7,150)     $(5,384)     (24.7)
Cash provided by (used for) financing      $   289      $(1,184)       N/M
activities
--------------------------------------  ----------- ------------ -----------

--------------------------------------  ----------- ------------ -----------
Other:
Effective tax rate                           35.9%        38.0%    +210 bps
Average debt balances:
   Short-term debt                          $6,481      $ 6,332       (2.3)
   Long-term debt                          $10,608      $13,172        24.2
                                           -------      -------
     Total average debt balance            $17,089      $19,504        14.1
                                           =======      =======
EBITDA(1)                                  $ 9,344       $8,386      (10.3)
EBITDA margin(2)                             46.7%        46.8%     +10 bps


     (1)  EBITDA represents  income before net interest  expense,  income taxes, depreciation and amortization, severance accrual, net earnings (losses) of equity affiliates, gain (loss) on sale of operations and other income, net. We present EBITDA because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance and because we believe that EBITDA is an additional meaningful measure of performance and liquidity. EBITDA does not represent cash flows for the period, nor is it an alternative to operating income (loss) as an indicator of operating performance. You should not consider it in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The items excluded from the calculation of EBITDA are significant components in understanding and assessing our financial performance. Our computation of EBITDA may not be comparable to the computation of similarly titled measures of other companies. EBITDA does not represent funds available for discretionary uses.

     (2)  EBITDA margin is EBITDA divided by operating revenues.

* - Not meaningful.

------------------------------------------------------------------------------
Overview of consolidated results of operations
------------------------------------------------------------------------------

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

The results for third quarter 2001 include:

     o Losses related to the write down of our investments in equity securities, which reduced net income by $1,017, or $0.54 per share.

     o Gain related to the sale of our 24.5% ownership interest in SkyCell Communications, which increased net income by $19, or $0.01 per share.

     o A loss recorded as a result of selling 4.5 million shares of Qwest common stock, which reduced net income by $52, or $0.03 per share.

     o Losses incurred as we exit our wireless video entertainment business, which reduced net income by $6 for the quarter and $16, or $0.01 per share, for the year-to-date period.

In addition to the third quarter items, the year-to-date 2001 period includes:

     o Our adjustment to an accrual for reciprocal compensation, which reduced net income by $88, or $0.05 per share.

     o A loss recorded as a result of selling an additional 22.2 million shares of Qwest common stock. We received total proceeds of $1,000 and recognized a loss of $50, or $32 after tax, or $0.02 per share.

     o Expense recorded for changes in post retirement medical benefit obligations, which reduced net income by $47, or $0.02 per share.

Events Affecting Comparability

Formation of Cingular Wireless

In October 2000, we contributed our domestic wireless voice and data operations to a joint venture with SBC Communications and formed Cingular Wireless. We own an approximate 40% stake in Cingular, and share joint control with SBC. Accordingly, we account for our share of Cingular's results using the equity method. Prior to October 2000, we consolidated the revenues and expenses of these operations. As a result of this change, our third quarter and year-to-date 2000 results include the revenues and expenses attributable to our former domestic wireless operations and our third quarter and year-to-date 2001 results include equity in earnings attributable to Cingular.

Operating Revenues

Our reported operating revenues decreased $837 in third quarter 2001 and $2,074 for the year-to-date period compared to the same periods in 2000. These changes reflect:

o A decrease of $963 for the third quarter and $2,766 for the year-to-date period from our domestic wireless operations due to the contribution of our domestic wireless operations to Cingular, as explained above.

o Increases in our communications group of $205 for the third quarter and $520 for the year-to-date period driven by strong growth in digital and data revenues, wholesale revenues, and by the company's marketing of calling features. These increases were offset by declines in basic service revenues, reflecting competition and a slowing economy. Also impacting revenues was the decline in our public payphone business.

o Revenues from our Latin America group decreased $47 for the third quarter and increased $103 for the year-to-date period. The decrease for the quarter was driven by the impact of deteriorating foreign currencies in Latin America and an unfavorable change in the interconnection agreements at our Venezuelan operations. The year-to-date increase was driven by the acquisition of Colombia in June 2000. We added approximately 1.4 million customers quarter over quarter. The impact of customer additions on revenue growth was offset by declining monthly revenue per customer resulting from increased penetration of cellular service into the mass-consumer market and exchange rate declines in some countries.

o A decrease in revenues from our domestic advertising and publishing group of $46 for the third quarter driven by the timing of book publications. Revenues for the year-to-date period grew $34, or 2.6%, which were negatively impacted by slowing economic conditions, which have negatively impacted revenue growth.

Operating Expenses

Total operating expenses decreased $597 during third quarter 2001 and $1,415 during the year-to-date period. Operating expenses for year-to-date 2000 include a $78 severance accrual related to domestic general and administrative staff reductions. Operating expenses for year-to-date 2001 were impacted by approximately $140 of expense related to our adjustment of the accrual for reciprocal compensation. Operating expenses for year-to-date 2001 were also impacted by a curtailment loss related to postretirement medical benefits which increased expenses by $72. The decrease of $597 for the third quarter and the remaining decrease of $1,549 for the year-to-date period reflect:

o A decrease of $474 for the third quarter and $1,328 for the year-to-date period in operational and support expenses. Included in this change were decreases of $678 for the third quarter and $1,959 for the year-to-date period attributable to the domestic wireless operations which were contributed to Cingular. Offsetting these decreases were higher expenses in the communications group driven by our accelerated DSL growth initiative and customer service initiatives.

o A decrease of $123 for the third quarter and $221 for the year-to-date period in depreciation and amortization due primarily to $151 for the third quarter and $472 for the year-to-date period of expense recorded by our former domestic wireless operations in 2000. These decreases were offset by increases at the communications group reflecting increased deployment of capitalized software and investment in broadband since the third quarter of 2000.

Interest Expense

Interest expense decreased 11.6% in third quarter 2001 and increased 1.6% in year-to-date 2001 as compared to the same 2000 periods. Lower average interest rates on commercial paper were the primary reason for the third quarter decrease and reduced the impact of the year-to-date increase. The higher interest expense in the year-to-date period is attributed to higher average debt balances driven by increased debt related to increased investment acquisition activity.

Net Earnings (Losses) of Equity Affiliates

Earnings from our unconsolidated businesses increased $157 in third quarter 2001 and $194 for the year-to-date period. These increases were driven primarily by earnings in our equity investment in Cingular, which totaled $209 for the
quarter and $563 for the year-to-date.   Prior year quarter and year-to-date
amounts include AB Cellular earnings of $39 and $114, respectively, which were subsequently contributed to Cingular. These net domestic wireless increases were offset by higher losses of $31 in the third quarter and $126 year-to-date from our equity investments in Latin America, driven by foreign exchange losses in
Brazil.   In addition, the year-to-date 2000 period results included $68 of income related to the restructuring of our ownership interest in our German wireless operations. These results are addressed in the discussions for the domestic wireless, Latin America group and all other segments.

Gain (loss) on Sale of Operations

In July 2000, we sold our ownership interest in mobile data operations in Belgium, the Netherlands and the United Kingdom. These sales generated a pre-tax net loss of $14.

In August 2001, we sold our 24.5% ownership interest in SkyCell Communications, a wireless communications provider in India. The pretax gain on the sale was $24.

Other Income

Other income, net includes interest income, gains/losses on disposition of assets, foreign currency gains/losses and miscellaneous nonoperating income. The decreases of $1,562 in third quarter 2001 and $1,527 for the year-to-date period were primarily driven by the pre-tax charge of $1,566 related to the write-down of certain investments to appropriately reflect their fair value.

Provision for Income Taxes

The provision for income taxes decreased $538 in third quarter 2001 and $647 for the year-to-date period. Our effective tax rate increased from 36.2% in third quarter 2000 to 87.7% in third quarter 2001. The increase in the effective tax rate was primarily driven by significantly lower pre-tax earnings as a result of the investment write down.

For the year-to-date period, the effective tax rate increased from 35.9% in 2000 to 38.0% in 2001. The increase in the effective tax rate is due primarily to the impact of the investment write down. These losses were recorded at corporate entities with full valuation allowances on state tax benefits. In addition, the effective tax rate was impacted by higher losses from our Brazilian equity investments, a one-time gain related to the restructuring of E-Plus in first quarter 2000 and increases in valuation allowances from foreign operations.

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


                                     For the Three Months
                                     Ended September 30,       %
                                     ---------------------
                                       2000       2001      Change
------------------------------------ ---------- ---------- ----------
Results of Operations
Operating revenues:
   Local service                        $2,888     $3,003        4.0
   Network access                        1,154      1,252        8.5
   Long distance                           178        192        7.9
   Other communications                    418        360     (13.9)
------------------------------------ ---------- ---------- ----------
       Total operating revenues          4,638      4,807        3.6
------------------------------------ ---------- ---------- ----------
Operating expenses:
   Operational and support expenses      2,168      2,439       12.5
   Depreciation and amortization           962      1,014        5.4
------------------------------------ ---------- ---------- ----------
       Total Operating expenses          3,130      3,453       10.3
------------------------------------ ---------- ---------- ----------
Operating income                         1,508      1,354     (10.2)
------------------------------------ ---------- ---------- ----------
Segment net income                   $    837      $ 766       (8.5)
------------------------------------ ---------- ---------- ----------



------------------------------------ ---------- ---------- ----------
Key Indicators
------------------------------------ ---------- ---------- ----------
Access line counts (000's):
   Access lines:
      Residential                       17,205     16,915      (1.7)
      Business                           8,481      8,441      (0.5)
      Other                                256        218     (14.8)
        Total access lines              25,942     25,574      (1.4)
   Access line equivalents (1)          24,937     36,693       47.1
        Total equivalent
        access lines                    50,879     62,267       22.4
------------------------------------ ---------- ---------- ----------
Resold lines and unbundled
 network elements (000's)                1,188      1,596       34.3
------------------------------------ ---------- ---------- ----------
Access minutes of use (millions)        28,859     26,922      (6.7)
------------------------------------ ---------- ---------- ----------
IntraLATA toll messages (millions)         125        109     (12.8)
------------------------------------ ---------- ---------- ----------
Internet customers (000's)                 871      1,141       31.0
------------------------------------ ---------- ---------- ----------
ADSL customers (000's)                     134        463      245.5
------------------------------------ ---------- ---------- ----------
Digital and data services revenues        $860     $1,110       29.1
------------------------------------ ---------- ---------- ----------
Calling feature revenues                  $551       $580        5.3
------------------------------------ ---------- ---------- ----------


                                       For the Nine Months
                                       Ended September 30,       %
                                     ------------------------
                                        2000        2001      Change
------------------------------------ ----------- ----------- ----------
Results of Operations
Operating revenues:
   Local service                         $8,607      $8,877        3.1
   Network access                         3,596       3,715        3.3
   Long distance                            517         539        4.3
   Other communications                   1,161       1,161        0.0
------------------------------------ ----------- ----------- ----------
       Total operating revenues          13,881      14,292        3.0
------------------------------------ ----------- ----------- ----------
Operating expenses:
   Operational and support expenses       6,516       6,995        7.4
   Depreciation and amortization          2,813       3,003        6.8
------------------------------------ ----------- ----------- ----------
       Total Operating expenses           9,329       9,998        7.2
------------------------------------ ----------- ----------- ----------
Operating income                          4,552       4,294      (5.7)
------------------------------------ ----------- ----------- ----------
Segment net income                       $2,540      $2,440      (3.9)
------------------------------------ ----------- ----------- ----------



------------------------------------ ----------- ----------- ----------
Key Indicators
------------------------------------ ----------- ----------- ----------
Access minutes of use (millions)         86,786      83,338      (4.0)
------------------------------------ ----------- ----------- ----------
IntraLATA toll messages (millions)          390         331     (15.1)
------------------------------------ ----------- ----------- ----------
Digital and data services revenues       $2,466      $3,171       28.6
------------------------------------ ----------- ----------- ----------
Calling feature revenues                 $1,598      $1,724        7.9
------------------------------------ ----------- ----------- ----------



(1) Access line equivalents represent a conversion of non-switched data circuits to a switched access line basis and are presented for comparability purposes. Equivalents are calculated by converting high-speed/high-capacity data circuits to the equivalent of a switched access line based on transport capacity. While the revenues generated by access line equivalents have a directional relationship with these counts, growth rates cannot be compared on an equivalent basis.

Operating Revenues

Local service
The increase in local service revenues of $115 in the third quarter and $270 for the year-to-date period is attributable to strong growth in digital and data revenues, wholesale revenues, and by our marketing of calling features. Those increases were offset by a decrease in basic service revenues reflecting competition, rate reductions and a slowing economy as well as reduced payphone related revenues at our telephone operations.

Since third quarter 2000, residential access lines declined 1.7% to 16,915 and business access lines decreased 0.5% to 8,441. The core business was affected by a slowing economy, as well as competitive and technological changes. The technological changes are manifested in the shifting of customers from wireline to wireless and second line customers to high-speed access service. In addition, at September 30, 2001, we provided 1.6 million wholesale lines to competitors, on both a resale and unbundled network elements (UNE) basis. At September 30, 2000, UNEs accounted for approximately 33% of our wholesale lines and at September 30, 2001 they represented 57%. Because of the larger discounts associated with UNEs versus resale, this shift to UNEs is negatively impacting our revenue growth. We also estimate that we have lost an additional 1.9 million lines to facilities-based competitors.

Due to expanding demand for our digital and data services, we ended the third quarter with over 62 million total equivalent access lines, an increase of 22.4% since September 30, 2000.

Revenues from optional calling features such as Caller ID, Call Waiting, Call Return and voicemail service increased $29, or 5.3%, quarter over quarter and $126, or 7.9%, year over year. These increases were driven by growth in calling feature usage through our Complete Choice(R) Package, a one-price bundled offering of over 20 services.

Increased penetration of extended local area calling plans also increased local service revenues by approximately $11 compared to third quarter 2000 and $57 compared to the first nine months of 2000.

Network access
Network access revenues increased $98 in the third quarter of 2001 when compared to the same 2000 period, and $119 year over year. Revenues from dedicated high-capacity data line offerings grew approximately $108 quarter over quarter and $319 year over year as Internet service providers and high-capacity users increased their use of our network. The increases were offset by a $12 decline in the third quarter 2001 and a $210 decline for the year-to-date period in revenues derived from switched access services resulting from a decrease in access minutes-of-use volumes and the impacts of access charge rate reductions.

Access minutes of use fell 6.7% to 26,922 million in third quarter 2001 from 28,859 million in third quarter 2000. For the year-to-date period, access minutes of use decreased 4.0% to 83,338 million in 2001 from 86,786 million in 2000. These decreases resulted from: Continued migration of minutes to dedicated digital and data services offerings which are fixed-charge based rather than minute-of-use based; competition from competitive local exchange carriers whose traffic completely bypasses our network; and the effect of competitive services such as wireless and Internet e-mail.

The year-to-date period was negatively impacted by $50 of access charge rate reductions. These rate reductions are primarily related to the FCC's access reform and productivity factor adjustments. The reductions were partially offset by recoveries of local number portability costs. The quarter over quarter impact related to the rate reductions was insignificant.

Long distance
Long distance revenue increased $14 in the third quarter 2001 and $22 for the year-to-date period. Strong growth in wireless long distance and prepaid long distance cards was partially offset by losses in intralata toll as toll messages declined 12.8% for the quarter, and 15.1% year-to-date. These losses are driven by increased demand for Area Plus, a BellSouth package that combines a basic telephone line with an expanded local calling area. Area Plus packages grew 15.1% in the past year to over 2 million.

Other communications
Other communications revenue decreased $58 in the third quarter 2001 and remained flat for the year-to-date period. Two factors driving the decrease are a reduction in payphone revenues as BellSouth continues to transition out of this business by year-end 2003 and impacts related to exiting the wireless entertainment business.

Operating Expenses

Operational and support expenses
Operational and support expenses increased $271, quarter over quarter and $479 year over year. Included in these changes were expenses primarily attributable to labor costs to support data growth initiatives, customer service initiatives, wholesale long distance business and expenses related to information technology, which increased $151 for the third quarter 2001 and $500 for the year-to-date period. In addition, the provision for uncollectibles increased $43 for the quarter 2001 and $99 for the year-to-date period as the slowing economy caused an increase in CLEC and small business failures. The increases were offset by income generated as favorable pension plan returns exceeded expenses from other employee benefits.

Depreciation and amortization
Depreciation and amortization expense increased $52 in third quarter 2001 and $190 for the year-to-date period when compared to the same 2000 periods. The increases are primarily attributable to amortization of capitalized software and depreciation resulting from higher levels of net property, plant and equipment.

-----------------------------------------------------------------------------
Domestic Wireless
-----------------------------------------------------------------------------

During fourth quarter 2000, we contributed our domestic wireless operations to Cingular, and we account for our investment in Cingular under the equity method. For management purposes, however, we evaluate our domestic wireless segment based on our proportionate share of Cingular's results. Accordingly, the operating revenues and expenses reported for our domestic wireless segment for third quarter and year-to-date 2001 reflect 40% of Cingular's total revenues and expenses, whereas third quarter and year-to-date 2000 reflect the historical results of our wireless businesses that have been contributed to Cingular.

Certain reclassifications of prior period amounts have been made, where appropriate, to reflect comparable operating results.


                                     For the Three Months
                                     Ended September 30,         %
                                    -----------------------
                                       2000        2001       Change
----------------------------------- ----------- ----------- ------------

Total operating revenues                $1,071      $1,465         36.8
----------------------------------- ----------- ----------- ------------
Operating expenses:
   Operational and support expenses        776         975         25.6
   Depreciation and amortization           151         199         31.8
       Total operating expenses            927       1,174         26.6
----------------------------------- ----------- ----------- ------------
Operating income                           144         291        102.1
Segment net income                      $   98      $  128         30.6
----------------------------------- ----------- ----------- ------------

----------------------------------- ----------- ----------- ------------
Customers (a)                            5,711       8,512         49.0
----------------------------------- ----------- ----------- ------------
Average monthly revenue per
  customer (a)                            $ 60        $ 53       (11.7)
----------------------------------- ----------- ----------- ------------

                                      For the Nine Months
                                      Ended September 30,        %
                                     -----------------------
                                        2000        2001       Change
-----------------------------------  ----------- ----------- ------------

Total operating revenues                 $3,057      $4,189         37.0
-----------------------------------  ----------- ----------- ------------
Operating expenses:
   Operational and support expenses       2,226       2,821         26.7
   Depreciation and amortization            472         569         20.6
       Total operating expenses           2,698       3,390         25.6
-----------------------------------  ----------- ----------- ------------
Operating income                            359         799        122.6
Segment net income                        $ 245       $ 345         40.8
-----------------------------------  ----------- ----------- ------------

-----------------------------------  ----------- ----------- ------------
Average monthly revenue per
  customer (a)                             $ 60        $ 52       (13.3)
-----------------------------------  ----------- ----------- ------------

   (a)For third quarter and year-to-date 2000, the amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties. Customer data for the third quarter and year-to-date 2001 is comprised of BellSouth's 40% share of the managed results of Cingular Wireless.

Operating Revenues

Total operating revenues grew $394 for third quarter 2001 and $1,132 for the year-to-date period when compared to the same 2000 periods. These growth rates are attributable to higher airtime, access and equipment sales revenues driven by the higher customer base created by the formation of Cingular. Cingular's revenues increased 11.4% from proforma third quarter 2000 results and 13.1% from proforma year-to-date results, driven by a 12.8% increase in cellular and PCS customer levels.

We expect competition to continue to intensify and pressure pricing in our markets. We believe this will further stimulate customer growth and demand and continue to increase usage as the overall market is expanded.

Operating Expenses

Operational and support expenses
Operational and support expenses increased $199 during third quarter 2001 and $595 for the year-to-date period when compared to the same 2000 periods. These increases were also attributable to the change in operations between periods. Cingular's expenses increased 10.4% over proforma third quarter 2000 results and 13.4% over proforma year-to-date 2000 results. Cingular's pro forma expense growth was driven by increased service costs resulting from a rise in minutes of use, higher bad debt expense due to the slowing economy, higher cash expenses for marketing and advertising related to Cingular's national branding campaign and merger and integration related expenses.

Depreciation and amortization
Depreciation and amortization increased $48 during third quarter 2001 and $97 for the year-to-date period when compared to the same 2000 periods. Cingular's expenses increased 13.6% over proforma third quarter 2000 results and 5.2% over proforma year-to-date 2000 results, impacted by higher levels of gross property, plant and equipment.

----------------------------------------------------------------------------
Latin America Group
----------------------------------------------------------------------------

The Latin America group is comprised of our investments in wireless businesses in eleven countries in Latin America. Consolidated operations include our businesses in Argentina, Chile, Colombia, Ecuador, Nicaragua, Peru and Venezuela. All other businesses are accounted for under the equity method, and accordingly their results are reported as Net earnings (losses) of equity affiliates.


                                    For the Three Months
                                    Ended September 30,         %
                                   -----------------------
                                      2000        2001       Change
---------------------------------------------- ----------- ------------

Total operating revenues                 $772        $716        (7.3)
---------------------------------------------- ----------- ------------
Operating expenses:
   Operational and support expenses       581         492       (15.3)
   Depreciation and amortization          167         138       (17.4)
        Total operating expenses          748         630       (15.8)
---------------------------------------------- ----------- ------------
Operating income                           24          86         N/M*
---------------------------------------------- ----------- ------------
Net earnings (losses) of
 equity affiliates                        (19)        (50)          N/M
---------------------------------------------- ----------- ------------
Segment net income (loss)               $(62)       $(52)          N/M
---------------------------------------------- ----------- ------------

---------------------------------------------- ----------- ------------
Customers (a)                           6,668       8,092         21.4
---------------------------------------------- ----------- ------------
Average monthly revenue
 per customer (a)                         $31         $24       (22.6)

---------------------------------------------- ----------- ------------

                                      For the Nine Months
                                      Ended September 30,       %
                                     -----------------------
                                        2000        2001      Change
------------------------------------ ----------- ----------- ---------

Total operating revenues                 $2,171      $2,247       3.5
------------------------------------ ----------- ----------- ---------
Operating expenses:
   Operational and support expenses       1,684       1,627     (3.4)
   Depreciation and amortization            423         447       5.7
        Total operating expenses          2,107       2,074     (1.6)
------------------------------------ ----------- ----------- ---------
Operating income                             64         173       N/M
------------------------------------ ----------- ----------- ---------
Net earnings (losses) of
 equity affiliates                          (61)       (187)       N/M
------------------------------------ ----------- ----------- ---------
Segment net income (loss)                $(116)      $(277)       N/M
------------------------------------ ----------- ----------- ---------

------------------------------------ ----------- ----------- ---------
Average monthly revenue
 per customer (a)                    $       32       $ 26    (18.8)
------------------------------------ ----------- ----------- ---------



* - Not Meaningful.

(a)......The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.

Operating Revenues

For the 2001 periods, segment revenues decreased $56 compared to third quarter 2000 and increased $76 on a year-to-date comparative basis. These changes were favorably affected by the addition of the Colombia operations, which increased $30 for the quarter and $182 for the year-to-date period. Adjusted for Colombia, revenues decreased $86 quarter over quarter and $106 year over year.

The decrease of $86 quarter over quarter and $106 year over year is due to a change in the interconnection agreements at our Venezuelan operations, which reduced revenues approximately $40 in the third quarter, and by a stronger U.S. Dollar against foreign currencies. Absent changes in foreign currency exchange rates, reported revenues would have increased an additional $46 for the quarter and an additional $110 for the year-to-date period.

Absent the impacts of the interconnection agreements and foreign currency losses, revenue growth for the quarter and the year remained relatively flat. Since September 30, 2000, our existing operations have added approximately 1.4 million customers, largely due to expansion in our Colombian and Venezuelan operations. However, offsetting the impacts of customer growth is declining monthly revenue per customer resulting from increased penetration of our cellular service into the mass-consumer market and exchange rate declines in some countries. Revenues were also negatively impacted by competitive and economic pressures on Listel, one of our advertising and publishing subsidiaries in Brazil.

Operating Expenses

Operational and support expenses
For the 2001 periods, these expenses decreased $89 compared to third quarter 2000 and $57 on a year-to-date comparative basis. The changes in both the quarter and year-to-date periods were favorably affected by reductions in expenses resulting from lower gross customer additions. The expense reductions were offset by increased expenses from the addition of the Colombian operations.

Operational and support expenses denominated in local currencies were favorably impacted by the weakening of foreign currencies against the U.S. Dollar. Absent changes in foreign currency exchange rates, reported operational and support expenses would have increased an additional $36 for the quarter and $74 for the year-to-date period.


Depreciation and amortization
Depreciation expense decreased $12 quarter over quarter and $6 year over year as a result of lower depreciation in Venezuela due to a change in the useful life of certain network equipment effective first quarter 2001 offset by higher gross depreciable plant resulting from the continued investment in our wireless network infrastructure. Amortization expense decreased $17 quarter over quarter. During the third quarter of 2001, we finalized the purchase price allocation of the Colombia acquisition, which resulted in a reclassification of intangibles
and related reduction of amortization expense.   Amortization expense
increased $30 for the year-to-date period as a result of the addition and expansion of Colombia.

Net Earnings (Losses) of Equity Affiliates

Net earnings (losses) from our international equity affiliates decreased $31 to $(50) in third quarter 2001 and $126 to $(187) for the year-to-date period. The decline in earnings from our unconsolidated international businesses is due to lower operating results from our two principal investments in Brazil. Both of these businesses experienced significant foreign exchange losses as a result of the weakening of the Brazilian Real against the U.S. Dollar. A portion of our costs and expenses (e.g., handsets, depreciation and interest expense) is denominated in U.S. Dollars, while all of our revenues are denominated in Reals. In a period of devaluation, this relationship causes a negative impact on our margins. In addition, a substantial portion of our indebtedness is denominated in U.S. Dollars. As a result, the local currency balance of such debt increases to reflect the additional Reals required to meet such U.S. Dollar liabilities.

Third quarter and year-to-date foreign exchange losses in our Brazil equity investments decreased our net income by $47 and $163, respectively. In order to mitigate the risk of future foreign currency exchange losses, our Brazilian operations have recently increased the level of hedging activities to both lock in foreign exchange rates on known U.S. Dollar payments and to convert U.S. Dollar debt to local currency debt.

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


                                       For the Three Months
                                       Ended September 30,         %
                                      -----------------------
                                         2000        2001       Change
------------------------------------- ----------- ----------- ------------

Total operating revenues                    $545        $496        (9.0)
------------------------------------- ----------- ----------- ------------
Operating expenses:
   Operational and support expenses          244         232        (4.9)
   Depreciation and amortization               8           7       (12.5)
        Total operating expenses             252         239        (5.2)
------------------------------------- ----------- ----------- ------------
Operating income                             293         257       (12.3)
------------------------------------- ----------- ----------- ------------
Segment net income                          $181        $158       (12.7)
------------------------------------- ----------- ----------- ------------

                                       For the Nine Months
                                       Ended September 30,       %
                                      -----------------------
                                         2000        2001      Change
------------------------------------- ----------- ----------- ---------

Total operating revenues                  $1,346      $1,376       2.2
------------------------------------- ----------- ----------- ---------
Operating expenses:
   Operational and support expenses          672         677       0.7
   Depreciation and amortization              22          20     (9.1)
        Total operating expenses             694         697       0.4
------------------------------------- ----------- ----------- ---------
Operating income                             652         679       4.1
------------------------------------- ----------- ----------- ---------
Segment net income                          $399        $414       3.8
------------------------------------- ----------- ----------- ---------


Operating Results

Revenues decreased $49 for third quarter 2001 and increased $30 for the year-to-date period when compared to the same 2000 periods. Operational and support expenses decreased $12 for third quarter 2001 and increased $5 for the
year-to-date period when compared to the same 2000 periods.   Revenues for
third quarter were affected by book shifts, however year-to-date revenues were not impacted. Overall results were negatively impacted by a deterioration of economic conditions which have negatively impacted both revenue growth and bad debt expense.

-----------------------------------------------------------------------------
All Other
-----------------------------------------------------------------------------

This segment primarily includes our equity investments in wireless communications operations in Israel, Germany, Denmark and India. In addition, other minor revenue sources are included.


                             For the Three Months
                             Ended September 30,         %
                            -----------------------
                               2000        2001       Change
--------------------------- ----------- ----------- ------------

Total operating revenues           $23         $35         52.2
--------------------------- ----------- ----------- ------------
Operating expenses                  15          29         93.3
--------------------------- ----------- ----------- ------------
Operating income                     8           6         N/M*
--------------------------- ----------- ----------- ------------
Net earnings (losses) of
 equity affiliates                 (12)          14        N/M
--------------------------- ----------- ----------- ------------
Segment net income (loss)         $(10)         $18        N/M
--------------------------- ----------- ----------- ------------

                              For the Nine Months
                              Ended September 30,       %
                            ------------------------
                               2000         2001     Change
--------------------------- ------------ ----------- --------

Total operating revenues            $74        $102     37.8
--------------------------- ------------ ----------- --------
Operating expenses                   61          83     36.1
--------------------------- ------------ ----------- --------
Operating income                     13          19      N/M
--------------------------- ------------ ----------- --------
Net earnings (losses) of
 equity affiliates                   22         (15)     N/M
--------------------------- ------------ ----------- --------
Segment net income (loss)           $23        $ (3)     N/M
--------------------------- ------------ ----------- --------
* - Not Meaningful.

Operating Results

Revenues increased $12 for third quarter 2001 and $28 for the year-to-date period when compared to the same 2000 periods. Operating expenses increased $14 quarter over quarter and $22 year over year.

Net earnings (losses) from equity affiliates increased $26 quarter over quarter and decreased $37 year over year. The increase in the current quarter was driven primarily by our equity affiliate in Israel, while prior year quarter and current year-to-date losses are due to our equity affiliate in Germany.

--------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------

Cash flows from operations are our primary source of funding for capital requirements of existing operations, debt service and dividends. At September 30, 2001, our corporate debt rating was Aa3 by Moody's and A+ by S&P, which we believe gives us ready access to capital markets in the event additional funding is necessary. While current liabilities exceed current assets, our sources of funds -- primarily from operations and, to the extent necessary, from readily available external financing arrangements -- are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the needs of our business for the foreseeable future.

Net cash provided by (used for):

                        For the Nine Months Ended September
                                        30,
                       ------------------- ----------------------------
---------------------- --------- --------- ----------------------------
                         2000       2001              Change
                       --------- --------- ----------------------------

Operating activities   $  6,750  $  6,361   $ (389)            (5.8)%
Investing activities   $ (7,150) $ (5,384)  $ 1,766            (24.7)%
Financing activities   $    289  $ (1,184) $ (1,473)            N/M*

* - Not Meaningful.

Net cash provided by operating activities
The decrease in cash from operations between 2000 and 2001 primarily reflects traditional working capital requirements including supporting strategic initiatives on data. Year-to-date 2000 included operating cash flows of approximately $633 from our former domestic wireless operations, which were contributed to Cingular. This decrease was to some extent offset by favorable timing of tax and other payments supporting operational activity.

Net cash used in investing activities
During the first nine months of 2001, we invested $4,724 for capital expenditures to support our wireline and wireless networks, to promote the introduction of new products and services and to increase operating efficiency and productivity. Significant investments are also being made to support deployment of high-speed Internet access and optical fiber-based broadband services. Also, during 2001 we invested approximately $130 into our wireless operations in Brazil and invested $279 in loan participation agreements related to our Colombian operations and advanced $1,382 to E-plus via a demand note replacing previously guaranteed debt. The first nine months of 2001 investing activities also include the receipt of approximately $1,100 from the sale of Qwest common stock.

Net cash used in financing activities
During the first nine months of 2001 we reduced our net commercial paper borrowings primarily with $1,100 of proceeds from the sale of Qwest common stock shares and $1,000 of proceeds from the private sale of debt securities. These reductions were substantially offset by new borrowings to fund advances to affiliates. During the first nine months of 2000, we issued $2,000 of long-term debt. The proceeds of $1,974 from this issuance were used to retire commercial paper borrowings.

Our debt to total capitalization ratio was 52.6% at September 30, 2001 compared to 54.2% at December 31, 2000. The change is primarily a function of decreases in short-term debt driven by reductions in commercial paper.

At October 31, 2001, we had a shelf registration statement on file with the SEC under which $2,250 of debt securities could be publicly offered.

Market Risk

For a complete discussion of our market risks, you should refer to the caption "Quantitative and Qualitative Disclosure About Market Risk" in our 2000 Annual Report on Form 10-K. Our primary exposure to market risks relates to unfavorable movements in interest rates and foreign currency exchange rates. We do not anticipate any significant changes in our objectives and strategies with respect to managing such exposures.

During the third quarter 2001, our equity investees in Brazil increased hedging activity to reduce exposure to foreign currency risk. See discussion in Latin America group segment.

----------------------------------------------------------------------------
Operating Environment and Trends of the Business
----------------------------------------------------------------------------

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

In 1997 and 1998, we petitioned the FCC for permission under the Telecommunications Act of 1996 to offer full long distance services in South Carolina and Louisiana. The FCC has denied these petitions. In October 2001, after unanimous endorsements by the Georgia and Louisiana Public Service Commissions, we filed applications with the FCC for long distance authority for those two states. In October 2001, the Mississippi Public Service Commission unanimously endorsed our seeking long distance relief in that state. We have also made filings with the public service commissions in each of Alabama, Florida, Kentucky, North Carolina, South Carolina and Tennessee to review our compliance with the requirements for obtaining long distance authority. We expect to file an application with the FCC for each state at the appropriate point in the state commission's consideration. We do not know if the FCC will require further changes in our network interconnection elements and operating systems before it will approve such petitions. These changes could result in significant additional expenses and increase local service competition from CLEC's that use our network.

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

The Mississippi Public Service Commission has completed its review of the
Mississippi price regulation plan.   In this order dated October 31, 2001, the
Mississippi Commission approved the plan for an additional six year term with certain modifications, including new performance measures. As a part of the renewal and review process, the Mississippi Commission could require modifications to prices and other terms of the plan.

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

In 2000, the Florida Public Service Commission commenced a proceeding to determine whether we violated certain Commission rules regarding service quality. This matter has been resolved with the adoption of a new service guaranty plan and the payment of monies to a fund promoting access to telecommunication services by people with low income. Also in 2000, the Commission issued a proposed agency action stating that our change in 1999 from a late charge based on a percentage of the amounts overdue to a flat rate fee plus an interest charge violated the Florida price regulation statute and voted that approximately $65 should be refunded. We protested the decision. On August 30, 2001, the Commission issued an order adopting its proposed action. We have appealed to the Florida Supreme Court and continue to collect the charges subject to refund.

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

Cingular

In October 2001, Cingular entered into a joint venture with VoiceStream which enables Cingular to accelerate time-to-market in New York City. This agreement allows Cingular to share 40mhz of spectrum in New York and California. Also during 2001, Cingular, through an 85% non-controlling equity interest in Salmon PCS, was the bidding winner of 79 licenses in total including 30 licenses previously owned by NextWave. The total amount owed by Salmon related to these winning bids is approximately $2,300, which includes a previous deposit of $470.

New Accounting Pronouncements

See note B to our consolidated interim financial statements.

Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

See the caption labeled "Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

----------------------------------------------------------------------------
Cautionary Language Concerning Forward-Looking Statements
----------------------------------------------------------------------------

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

o    the outcome of pending litigation;

o unanticipated higher capital spending from, or delays in, the deployment of new technologies;

o    the impact of terrorist attacks on our business;

o the impact and the success of the wireless joint venture with SBC Communications, known as Cingular Wireless, including marketing and product development efforts and financial capacity.

----------------------------------------------------------------------------
PART II -- OTHER INFORMATION
----------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit
     Number

     4a No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K,
          Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such instrument to the SEC upon request.


  10q-12 Amendment dated September 15, 2001 to the BellSouth Personal Retirement Account Pension Plan.

     10z BellSouth Compensation Deferral Plan as amended and restated effective January 1, 2002.

    10jj  BellSouth Officer Compensation Deferral Plan.

     11   Computation of Earnings Per Common Share.

     12   Computation of Ratio of Earnings to Fixed Charges.


(b) Reports on Form 8-K:

 Date of Event             Subject

July 10, 2001              Reciprocal Compensation Accrual Adjustment

July 23, 2001              BellSouth 2Q01 Earnings Release

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


November 5, 2001

                                  EXHIBIT INDEX

     Exhibit
     Number

     10q-12 Amendment  dated  September  15, 2001 to the  BellSouth  Personal
            Retirement Account Pension Plan.

     10z BellSouth Compensation Deferral Plan as amended and restated effective January 1, 2002.

     10jj   BellSouth Officer Compensation Deferral Plan.

     11     Computation of Earnings Per Common Share.

     12     Computation of Ratio of Earnings to Fixed Charges.