Form 10-K405
period 2001-12-31
BELLSOUTH CORP
filed 2002-02-28
CIK 732713

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 1-8607

BELLSOUTH CORPORATION

A GEORGIA CORPORATION	I.R.S. EMPLOYER NO. 58-1533433

1155 Peachtree Street, N.E., Room 15G03, Atlanta, Georgia 30309-3610

Telephone number 404-249-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
See Attachment.	See Attachment.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

At February 1, 2002, 1,878,256,705 shares of Common Stock and Preferred Stock Purchase Rights were outstanding.

At February 1, 2002, the aggregate market value of the voting stock held by nonaffiliates was $75,130,268,200.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement dated March 12, 2002, issued in connection with the 2002 annual meeting of shareholders (Part III).

ATTACHMENT

Name Of Each Exchange
Title of Each Class	On Which Registered

Common Stock (par value $1 per share) and Preferred Stock Purchase Rights	New York, Boston, Chicago and Pacific Stock Exchanges(a)

Debt Securities:	New York Stock Exchange
Issued by BellSouth Capital Funding Corporation(b)
7.12% Debentures due 2097
7 3/8% Quarterly Interest Bonds due 2039
Issued by Southern Bell Telephone and Telegraph Company (c)
Forty Year 4 3/8% Debentures, due August 1, 2003

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
Ten Year 6 1/4% Notes, due May 15, 2003
Eleven Year 6 3/8% Notes, due June 15, 2004
Ten Year 6 1/2% Notes, due June 15, 2005
6% Reset Put Securities, due June 15, 2012
Thirty Year 6 3/8% Debentures, due June 1, 2028

(a)	We have filed applications with the Securities and Exchange Commission to delist our common stock from the Boston and Pacific stock exchanges.

(b)	Subsequently merged with and into BellSouth Corporation.

(c)	Subsequently merged with and into BellSouth Telecommunications, Inc.

PART I
Cautionary Language Concerning Forward-Looking Statements
BUSINESS
OVERVIEW
COMMUNICATIONS GROUP
DOMESTIC WIRELESS
LATIN AMERICA
DOMESTIC ADVERTISING AND PUBLISHING
ALL OTHER BUSINESSES
RESEARCH AND DEVELOPMENT
EMPLOYEES
PROPERTIES
GENERAL
CAPITAL EXPENDITURES
LEGAL PROCEEDINGS
SUBMISSION OF MATTERS TO A VOTEOF SHAREHOLDERS
ADDITIONAL INFORMATION -- DESCRIPTION OF BELLSOUTH STOCK
EXECUTIVE OFFICERS
PART II
MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
SELECTED FINANCIAL AND OPERATING DATA
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Consolidated Results of Operations
Results by Segment
Communications Group
Domestic Wireless
Latin America
Domestic Advertising and Publishing
All Other Businesses
Liquidity and Financial Condition
Quantitative and Qualitative Disclosure About Market Risk
Proportional Debt
Operating Environment and Trends of the Business
Critical Accounting Policies
Cautionary Language Concerning Forward-Looking Statements
8. Consolidated Financial Statements
REPORT OF MANAGEMENT
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT AUDITORS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
PART IV
EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CONSENT OF INDEPENDENT ACCOUNTANTS
CONSENT OF INDEPENDENT AUDITORS

*	Included in BellSouth Corporation’s definitive proxy statement dated March 12, 2002 and incorporated herein by reference.

PART I

Cautionary Language Concerning Forward-Looking Statements

In addition to historical information, this document contains forward-looking statements regarding events, financial trends and critical accounting policies that may affect our future operating results, financial position and cash flows. These statements are based on our assumptions and estimates and are subject to risks and uncertainties. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

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

While the below list of cautionary statements is not exhaustive, some factors that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

•	a change in economic conditions in domestic or international markets where we operate or have material investments which would affect demand for our services;

•	changes in U.S. or foreign laws or regulations, or in their interpretations, which could result in the loss, or reduction in value, of our licenses, concessions or markets, or in an increase in competition, compliance costs or capital expenditures;

•	a decrease in the growth rate of demand for the services which we offer;

•	the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;

•	protracted delay in our entry into the interLATA long distance market;

•	significant deterioration in foreign currencies relative to the U.S. Dollar in foreign countries in which we operate;

•	the potential unwillingness or inability of our partners to fund their obligations to our international joint ventures due to deteriorating economic conditions or other factors;

•	the potential unwillingness of banks or other lenders to lend to our international joint ventures due to deteriorating economic conditions and tightening credit standards;

•	higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;

•	the outcome of pending litigation;

•	unanticipated higher capital spending from, or delays in, the deployment of new technologies;

•	the impact of terrorist attacks on our business; and

•	the impact and the success of the wireless joint venture with SBC Communications, known as Cingular Wireless, including marketing and product development efforts, technological changes and financial capacity.

BUSINESS

OVERVIEW

In this document, BellSouth Corporation and its subsidiaries are referred to as “we” or “BellSouth”.

We are a Fortune 100 communications services company providing voice and data services to more than 46 million customers in the United States and 15 other countries. We provide an array of voice, broadband data and e-commerce solutions to business customers, including Web hosting and other Internet services. In the residential market, we offer DSL high-speed Internet access, advanced voice features and other services. We also provide online and directory advertising services, including BellSouth® Real PagesSM.com. We own approximately 40 percent of Cingular Wireless (Cingular), the nation’s second largest wireless company, which provides wireless data and voice services. With one of the largest shareholder bases in America, we have assets of $52 billion and employ approximately 88,000 individuals. Our principal executive offices are located at 1155 Peachtree Street, N.E., Atlanta, Georgia 30309-3610 (telephone number 404-249-2000). We are incorporated under the laws of the State of Georgia.

We were incorporated and became a publicly traded company in December 1983 as a result of the breakup of the Bell System. The breakup also created several other local exchange companies, which are referred to as Baby Bells in this document. From 1983 through 1996, the services that we and the other Baby Bells could offer were governed by the settlement terms of the antitrust suit which led to the breakup of the Bell System. Under the terms of that settlement, we could provide local exchange, network access, information access and long distance telecommunications services within assigned geographical territories, termed Local Access and Transport Areas (LATAs). Although prohibited from providing wireline service between LATAs, we were allowed to provide network access services that linked our customers’ telephone or other equipment in one of our LATAs to the transmission facilities of other, nonaffiliated carriers, which provided telecommunications services between LATAs.

The Telecommunications Act of 1996 superseded the governing terms of the 1983 settlement and provided for the development of competition in local telecommunications markets and the conditions under which the Baby Bells can provide interLATA wireline telecommunications and other services. Our ability to enter the businesses previously proscribed to us by the terms of the 1983 settlement, including the provision of interLATA long distance services, is subject to compliance with the Telecommunications Act of 1996 and the regulations of the Federal Communications Commission (FCC).

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

We have four operating segments that are the focus of our business:

• Communications group;

• Domestic wireless;
• Latin America; and
• Domestic advertising and publishing.

See note K to our consolidated financial statements for financial data on each of our segments.

COMMUNICATIONS GROUP

OVERVIEW

Through our BellSouth Telecommunications, Inc. (BST) subsidiary, we are the predominant telephone service provider in the southeastern U.S. serving substantial portions of the population within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BST provides wireline communications services, including local exchange, network access and intraLATA long distance services. Other subsidiaries in the communications group provide various services including wholesale long distance, sale of data communications equipment, marketing for switched and broadband-based Internet services and electronic commerce. Communications group operations generated 79% of our total operating revenues for 2001 and 70% for 2000 and 1999.

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

We have organized our marketing efforts to parallel our major customer bases: consumer, small business, large business, interconnection services and long distance.

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

Long Distance. This unit was created to manage BellSouth’s entry into the interLATA long distance business, which will commence after we receive approval from the FCC. The unit currently provides wholesale long distance primarily to wireless communications providers and smaller wireline telecommunications providers. The unit also offers prepaid calling card services through agreements with unaffiliated long distance providers.

BUSINESS STRATEGY

Our business strategy is to solidify BellSouth as the leading choice of customers in the southeast for an expanding array of voice, data and Internet services and to meet our customers’ national needs through teaming or wholesale service arrangements with other companies.

Specifically, we intend to:

•	become the leading provider of local broadband/IP services in the southeast by transitioning our traditional voice technology to new broadband/IP platforms that support both voice and new data services and applications;

•	optimize our portfolio of products and services by utilizing marketing approaches targeted to our different customer segments, superior service and marketing strength to grow our market share by offering packages of voice, data and multimedia applications through improved distribution channels and systems;

•	reduce our existing cost structure by managing the utilization of existing assets and redirecting spending to focus new investment on high-growth, higher margin broadband products; and

•	continue to be the preferred telecommunications provider for wholesale customers of our network.

BUSINESS OPERATIONS

LOCAL SERVICE

Local service operations provide lines from our exchange offices to customers’ premises for the origination and termination of telecommunications, including the following:

•	basic dial-tone local telephone service provided through the regular switched network;

•	dedicated private line facilities for voice and special services, such as transport of data and video;

•	switching services for customers’ internal communications through our facilities;

•	high-speed Internet access through Digital Subscriber Lines (DSL);

•	services for data communications, which include managing and configuring special service networks; and

•	dedicated low- or high-capacity public or private digital networks.

In addition, we offer various standard convenience features, such as caller ID, call waiting, call return and 3-way calling on a monthly subscription or per-use basis. Additional local service revenues are derived from charges for inside wire maintenance contracts, voice messaging services, directory assistance and public payphone services.

We offer the vast majority of our local services on a wholesale basis to other competitive local carriers for resale to their customers. We offer these products in the form of both resold lines and unbundled network elements (UNEs) which our competitors combine for their customers. Local service revenues also include charges for the collocation of competitors’ equipment in our facilities.

NETWORK ACCESS

We provide network access and interconnection services by connecting the equipment and facilities of our customers with the communications networks of long distance carriers, competitive local exchange carriers, competitive switched and special access providers, and wireless providers, including Cingular. These connections are provided by linking these carriers and subscribers to our public switched network through dedicated services and facilities. As a result of access reform, the revenues which we derive from these services have diminished over the past several years. See “Regulatory Environment—Federal Regulatory Matters— Access Charge Reform” for a discussion of this matter.

LONG DISTANCE

We provide limited long distance services within, but not between, areas within our local service territory that were defined at the time the Bell System was broken up in 1983. These services include:

•	service beyond the local calling area;

•	Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand; and

•	special services, such as transport of data and video.

Revenues from the above services have decreased as competition for customers has intensified and as more customers have subscribed to our wider local area calling plans. We expect that long distance revenues will continue to decline until we receive permission from the FCC to provide interLATA long distance services. Such approval will allow us to compete more effectively with bundled service offerings.

The Telecommunications Act of 1996 restricts Baby Bell companies from providing interLATA long distance wireline communications in their original service areas or regions, and establishes procedures for the removal of restrictions. We and other companies subject to these restrictions—Verizon Communications, Inc., SBC Communications, Inc., and Qwest Communications International Inc.—may apply to the FCC on a state-by-state basis to offer interLATA long distance wireline service in our respective regions. The FCC must act on each application within 90 days. The FCC must grant the application if it determines, among other things, that the applicant has:

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

Between December 1999 and February 2002, the FCC has approved Verizon Communications’ applications to provide interLATA long distance services in Connecticut, Massachusetts, New York, Pennsylvania and Rhode Island and approved SBC Communications’ applications to provide interLATA long distance services in Arkansas, Kansas, Missouri, Oklahoma and Texas.

Although not required, we typically present the substance of our FCC applications to state public service commissions prior to filing with the FCC. To date, each of the commissions in our nine states has established a docket to consider our application. The commissions in each of Georgia, Louisiana, Mississippi and South Carolina have recommended approval of our applica-

tions. The other state commissions have not yet issued a recommendation.

In October 2001, we filed applications with the FCC to provide long distance services in Georgia and Louisiana. We withdrew these applications in December 2001 in order to incorporate updated information into the filings. We filed the revised applications with the FCC in February 2002. We plan to begin offering interLATA long distance wireline service in each of our southeastern states as soon as the FCC approves our application for each state.

Because of the scrutiny of applications by the state commissions, the FCC and the Justice Department, the time required to obtain judicial review of adverse decisions and the possible challenges by other carriers of any approved applications, it is uncertain when we will be authorized to commence interLATA long distance service over our wireline network.

Effective January 16, 2002, we entered into a non-exclusive wholesale services agreement with Qwest Communications International Inc. Under the agreement, we are obligated to purchase $350 million of Qwest products and services for resale to our business customers. The take-or-pay agreement has a four year term and replaces a prior agreement, entered into in January 2001, pursuant to which BellSouth was obligated to purchase over a five year period $250 million of products and services in exchange for Qwest stock at contractually fixed prices. Under the prior agreement, BellSouth delivered approximately 1.7 million Qwest shares to Qwest in exchange for services. The prior agreement was terminated. As part of the new arrangement, BellSouth has received a credit of $71 million toward future purchases under the wholesale services agreement.

Currently, BellSouth and Qwest coordinate the marketing of certain services to targeted business customers, with Qwest providing data networking, Internet and long distance voice services and BellSouth providing local networking services. After BellSouth receives regulatory relief to provide long distance services, BellSouth expects to be a retail provider of high-speed data networking and voice communications services for business customers that will include products and services under the wholesale services agreement.

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

During 2001, data telecommunications represented a significant portion of the traffic on our wireline network, and we believe that the amount of our business derived from data will continue to increase. To capitalize on the transition from voice to data, we will need to continue to expand our capabilities in the data communications market. We have continuously updated our network with new advances in digital technology. For over a decade, fiber optics has been our choice of technology as we have upgraded our core network to meet the demand for data, and over 90% of our customers are within 12,000 feet of fiber optic cables. Our deployment of broadband services and upgraded systems enables us to provide high-speed Internet access and entertainment services. These services also utilize new technologies that provide for the simultaneous, high-speed transport of voice, data, still images and video.

We offer dial-up and dedicated Internet and intranet connections to consumers and businesses. This service is deployed on local Internet protocol networks across the southeastern U.S., whereby customers have access to a variety of public-switched and dedicated networking capabilities to meet their data communications, electronic commerce, web design and hosting and customer network management needs. We provided Internet access services to approximately 1.2 million customers at December 31, 2001.

Over the last several years, the demand for high-speed access to the Internet has increased substantially. Although fiber optics in our core network is well suited to provide high-speed access, the traditional switched access lines which connect many businesses and most residences to our network are not capable, in their original state, of delivering high speed access. In response, we have deployed digital subscriber line (DSL) products which enhance the existing switched lines and provide Internet access speeds up to 1.5 Megabits per second, which is nearly 30 times faster than today’s 56K dial-up modems. We offer these DSL products to other carriers and to Internet service providers who use these products to provide Internet services to their customers. We also offer Internet access services using these DSL products directly to our customers in 63 markets under the name BellSouth FastAccess® DSL service. We offer our FastAccess customers a self-install kit for these products and 97% of residential customers requesting service have elected to self-install in recent months with a success rate of about 90%.

We have approximately 70% of the households in our market qualified to receive DSL and ended 2001 with 620,500 customers served over our DSL facilities. We plan to increase our coverage to approximately 76% of the households in our market and the total customers served over our DSL facilities to 1.1 million by the end of 2002.

Data communications provided over wireline facilities are generally subject to the same laws and regulations as fixed line voice communications. As a result, under current FCC interpretations, we are generally prohibited from providing interLATA long distance data transmission services. While our commercial relationships with various companies provide our customers with alternative access to interLATA long distance services, we believe that our entry into the long distance business remains critical to our successfully competing in the data services business.

OTHER COMMUNICATIONS GROUP REVENUES

Other communications group revenues are comprised primarily of charges for billing and collection services for long distance carriers, enhanced white pages listings, customer premises equipment sales and maintenance services. Beginning in 2000, other communications group revenues also includes amounts received from the universal service fund for support of high-cost areas.

We currently offer local payphone services through a separate subsidiary of BST, and we include the revenues from this business in other communications group revenues. We plan to sell or take out of service all of our 114,000 public payphones by the end of 2003. Our exit plan contemplates a gradual phase-out of the business. Accordingly, we do not expect any material financial impact on results of operations with respect to exiting this business.

REGULATORY ENVIRONMENT

FEDERAL REGULATORY MATTERS

The FCC regulates rates and other aspects of carriers’ provision of interstate telecommunications services while state regulatory commissions have jurisdiction over carriers’ provision of intrastate telecommunications services. The FCC has considerable authority to establish policies for pricing and terms of local interconnection that had once been considered the exclusive jurisdiction of the state regulatory authorities. We expect the FCC to continue policies that promote local service competition.

Price Regulation

The FCC regulates interstate prices using a price regulation plan, which is known as a “price cap” plan. The FCC’s price cap plan limits aggregate price changes to the rate of inflation, minus a productivity offset, plus or minus other cost changes recognized by the FCC. The productivity factor can vary among services. Interstate prices have been decreasing over the last few years as a result of low inflation in the U.S. economy.

Access Charge Reform

Federal policies implemented by the FCC have strongly favored access reform, whereby the historical subsidy for local service that is contained in network access charges paid by long distance carriers is moved to end-user charges or universal service funds, or both.

In May 2000, the FCC released an order, referred to as the CALLS order, designed to result in lower consumer prices for long distance service by reforming the way in which access costs are recovered. The order applies to all local exchange carriers operating under price caps, and as such covers BellSouth. The order reduces the productivity factor to 0.0% for products that meet price targets as specified in the order. Although the order reduces the access charges paid to BellSouth by other carriers, we are able to increase subscriber line charges paid by residential and single-line business customers each year through 2003. Any increases that we request after July 2001 are subject to a cost review. In December 2001, the FCC began a cost review associated with a $1.00 increase in our residential and single-line business subscriber line charge that is scheduled to take effect July 1, 2002. If the increase in residential and single-line business subscriber line charges is permitted to take effect, there will be a corresponding decrease in the charges paid by carriers.

On April 27, 2001, the FCC released a Notice of Proposed Rulemaking that commences a broad inquiry that will begin a fundamental examination of all forms of intercarrier compensation—payments among telecommunications carriers resulting from their interconnecting networks. In general, there are two broad classes of intercarrier compensation: (1) reciprocal compensation that applies to local calls; and (2) access charges that apply to long distance calls. The objective of the Notice of Proposed Rulemaking is to examine the existing rules pertaining to intercarrier compensation and explore alternative forms of intercarrier compensation. This proceeding could lead to permanent changes in the compensation that BellSouth currently receives from other carriers and its end user customers. One alternative under consideration is “bill and keep,” a policy that requires carriers to exchange traffic freely with each other and to recover from end user customers the costs of originating and terminating traffic.

Also on April 27, 2001, the FCC released an Order on Remand and Report and Order addressing the issue of compensation for Internet service provider traffic. In its Order, the FCC acknowledged that dial-up calls to Internet service providers are not local calls, but instead are “information access” traffic exempt from the reciprocal compensation provisions of the Telecommunications Act of 1996. The FCC has implemented a three-year interim period during which local carriers will pay intercarrier compensation for such calls in decreasing increments. After the three-year interim period, the new rules on intercarrier compensation to be adopted in connection with the Notice of Proposed Rulemaking referred to above are expected to be in effect. If no rules have been adopted by that time, the intercarrier compensation in effect at the end of the third year would remain in effect. An appeal of the FCC Order is pending. If the Order is not affirmed on appeal, the rates we pay for Internet service provider traffic and other traffic subject to the FCC rates could change. Although we cannot currently estimate the possible change, we believe it could have an adverse effect on our expenses.

There are other aspects of access charges and universal service fund contribution requirements that continue to be considered by the state and federal regulatory commissions that could result in greater expense levels or reduced revenues.

Universal Service

Historically, network access charges paid by other carriers were set at levels that subsidized the cost of providing local residential service. The Telecommunications Act of 1996 requires that the FCC identify and remove the historical implicit local service subsidy from network access rates, arrange for a universal service fund to ensure the continuation of service to high-cost, low-income service areas and develop the arrangements for payments into that fund by all carriers. The FCC’s universal service order established funding mechanisms for high-cost and low-income service areas. We began contributing to the new funds in 1998 and are recovering our contributions through increased interstate charges to retail end users.

The FCC’s universal service mechanism for non-rural carriers serving high-cost areas is designed to ensure that customers in those areas receive telephone service at affordable rates. BellSouth is receiving high-cost support for service to residents in Alabama, Kentucky and Mississippi.

The universal service order also established significant discounts to be provided to eligible schools and libraries for all telecommunications services, internal connections and Internet access. It also established support for rural health care providers so that they may pay rates comparable to those that urban health care providers pay for similar services. Industry-wide annual costs of the program, estimated at approximately $2.3 billion, are to be funded out of the universal service fund. Local and long distance carriers’ contributions to the education and health care funds are assessed by the fund administrator on the basis of the carriers’ interstate end-user revenues.

FCC Interconnection Order

In connection with the requirements of the Telecommunications Act of 1996, the FCC has adopted rules governing interconnection and related matters. The FCC has jurisdiction to set pricing standards for certain interconnection services between incumbent carriers and other carriers to be implemented by the state commissions. The FCC has prescribed a forward-looking economic cost approach for pricing interconnection and the separate, unbundled network elements, such as the use of the customer access line, the central office switch and other pieces of the network that together constitute what a carrier needs to provide telecommunications service.

In July 2000, the U.S. Court of Appeals for the Eighth Circuit vacated the FCC methodology for pricing unbundled network elements and the methodology for determining wholesale rates for retail services. The order also affirmed the previous decision of the Eighth Circuit that vacated FCC rules that required incumbent carriers to combine previously uncombined elements for requesting carriers. The Eighth Circuit’s order has been stayed while on appeal to the U.S. Supreme Court. In October 2001, the U.S. Supreme Court heard several appeals from the order of the U.S. Court of Appeals.

Access to proprietary network elements can be required only when necessary or, in the case of a non-proprietary element, when the failure to provide access would impair the ability of the requesting carrier to provide services. In 1999, the FCC adopted a revised list of network elements that incumbent carriers must make available to competitors.

The FCC’s list, together with its regulations prohibiting incumbent carriers from separating currently combined elements, means that incumbent carriers are required to provide certain combinations of network elements that competitors may substitute for certain higher priced incumbent carriers’ services. This substitution could lead to further increases in competition for certain local exchange access services and materially reduce the incumbent carrier’s access charge revenues. The FCC determined that, for an interim period, it would not apply these new rules to allow the substitution of certain network elements for special access services unless the telecommunications carrier provides a significant amount of local exchange services. This issue is continuing to be reviewed by the FCC. An adverse decision on this issue would have a material adverse impact on network access revenues.

The FCC’s list does not require incumbent carriers to make available to competitors some network elements used to provide advanced data services, except in very limited circumstances. This outcome reduces a disincentive to the incumbent carriers to invest in these rapidly expanding services.

The FCC has adopted an “all elements” rule, which allows competing carriers to provide local telephone service relying solely on the elements in an incumbent carrier’s network, and has refused to impose a requirement of facility ownership on carriers that seek to lease network elements. The FCC has also adopted a “pick and choose” rule which requires that incumbent carriers, for a reasonable time, make available to requesting competitive local exchange carriers contractual provisions, including related rates and terms, contained in any other agreements that have been previously approved by the state commission for that same state. Exceptions are allowed when the incumbent carrier can prove to the state commission that providing the particular item requested is either more costly than providing it to the original carrier or is technically infeasible. These rulings may make it easier for a competitive local exchange carrier to compete with us.

In December 2001, the FCC commenced its first triennial review of its policies concerning unbundled network elements. During the course of the proceeding, the FCC is expected to reconsider the circumstances under which incumbent local exchange carriers must make parts of their networks available to requesting carriers and to resolve any outstanding issues related to unbundled network elements. A decision increasing the unbundled network elements that we are required to make available, including allowing the substitution of unbundled network elements for special access services, to requesting carriers could have a material adverse effect on our revenues and results of operations.

Number Portability

During 1998, the FCC adopted an order that allows telecommunications carriers to recover over five years their carrier-specific costs of implementing long-term number portability, which allows customers to retain their local telephone numbers in the event they change local carriers. The order allows for such cost recovery in the form of a surcharge from customers to whom number portability is available.

During 1999, the FCC granted the wireless industry an extension regarding their local number portability obligations until November 2002. These requirements will enable customers to keep their number when switching between carriers without regard to whether the carrier is a wireline or wireless service provider. Wireless carriers must offer number portability to their customers beginning November 2002. The implementation of wireless number portability could impact our wireline operations.

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

While some plans are not subject to either review or renewal, other plans contain specified termination dates and/or review periods. During 2001, the Mississippi Public Service Commission completed its review of the Mississippi price regulation plan. In an order dated October 31, 2001, the Mississippi Commission approved the plan for an additional six year term with specified modifications, including new performance measures. We expect that the plan in North Carolina will be reviewed during 2002. Upon review or renewal, a regulatory commission could require substantial modifications to prices and other terms of these plans.

Beginning in 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new state statute, adopted subsequent to the Commission’s approval of the earlier plan.

The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the Commission. The election became effective during August 1999. The South Carolina Consumer Advocate petitioned the Commission seeking review of the level of our earnings during the 1996-1998 period when we operated under the subsequently invalidated price regulation plan. The Commission voted to dismiss the petition in November 1999 and issued orders confirming the vote in February and June of 2000. In July 2000, the Consumer Advocate appealed the Commission’s dismissal of the petition. If the Consumer Advocate prevails, the case could be remanded to the South Carolina PSC which could, after considering evidence, order refunds to customers in South Carolina. At this time, we are unable to determine the impact, if any, this may have on future earnings.

Other State Regulatory Matters

In 2000, the Florida Public Service Commission issued a proposed agency action stating that our change in 1999 from a late payment charge based on a percentage of the amounts overdue to a flat rate fee plus an interest charge violated the Florida price regulation statute and voted that approximately $65 million should be refunded. We protested the decision. On August 30, 2001, the Commission issued an order adopting its proposed action. We have appealed to the Florida Supreme Court and continue to collect the charges subject to refund. The total amount as of December 31, 2001 subject to potential refund was $83 million, including interest. No accrual has been recorded in the consolidated financial statements for this matter.

In January 2001, the Georgia Public Service Commission entered an order adopting new company performance measures, which will be used as one means to assess our wholesale service quality to competitive local exchange carriers. In addition, the Commission adopted a Self Enforcement Plan. The Self Enforcement Plan consists of three tiers. Under tier 1, we will be required to pay remedial sums to individual competitive local exchange carriers if we fail to meet certain performance criteria set by the Commission. Under tier 2, we will pay additional sums directly to the State Treasury for failing to meet certain performance metrics. Under tier 3, if we fail to meet certain performance criteria, then we will suspend additional marketing and sales of long distance services allowed by the Telecommunications Act of 1996. Our annual liability under the Plan is capped at 44% of net revenues in Georgia. The decision also adopts other remedial measures for the filing of late or incomplete performance reports, and a market penetration adjustment for new and advanced services, which increases the amount of the payments where low volumes of advanced or nascent services are involved. The Self Enforcement Plan went into effect on March 1, 2001. We have made payments under the Self Enforcement Plan and we may be required to make payments in the future. Under the terms of the Plan, the Commission considers potential revisions to the measures at regular intervals. The Commission is currently conducting such a review.

In May 2001, the Louisiana Public Service Commission issued an order adopting new company performance measures, in addition to clarification of existing measures, which will be used as one means to assess our wholesale service quality to competitive local exchange carriers. In addition, the Commission adopted a Self Enforcement Plan. The Self Enforcement Plan consists of three tiers. Under tier 1, we will be required to pay remedial sums to individual competitive local exchange carriers if we fail to meet certain performance criteria set by the Commission. Under tier 2, we will pay additional sums directly to the State Treasury for failing to meet certain performance metrics. Under tier 3, if we fail to meet certain performance criteria, then the Louisiana Public Service Commission may initiate a proceeding to determine whether to recommend to the FCC suspension of our marketing and sales of long distance services allowed by the Telecommunications Act of 1996. Our annual liability under the Louisiana Plan is procedurally capped at $59 million. The order also adopts other remedial measures for the filing of late or incomplete performance reports, and a market penetration adjustment for new and advanced services, which increases the amount of the payments where low volumes of advanced or nascent services are involved. We have made payments under the Self Enforcement Plan and we may be required to make payments in the future. Under the terms of the Plan, the Commission considers potential revisions to the measures at regular intervals.

COMPETITION

LOCAL SERVICE

The Telecommunications Act of 1996 requires the elimination of state and local legislative and regulatory barriers to competition for interstate and intrastate telecommunications services, subject only to competitively neutral requirements to preserve and advance universal service, protect the public safety and welfare, maintain the quality of telecommunications services and safeguard the rights of customers. The Telecommunications Act of 1996 also includes requirements that incumbent local exchange carriers, such as BST, negotiate rates, terms and conditions with other carriers regarding interconnection, the provision of access to unbundled network elements, the payment of compensation for local calls terminating on the network of a carrier other than the originating carrier, the resale of telecommunications services and the provision of physical collocation of equipment in the incumbent carriers’ facilities. If a negotiated agreement cannot be reached, either party may seek arbitration with the state regulatory authority or the FCC if the state fails to act. If rates are disputed, the arbitrator must set rates based on cost, which may include a reasonable profit. Incumbent carriers are also required to negotiate wholesale rates for the purpose of making telecommunications services available for resale by competing carriers. If an agreement cannot be reached, the arbitrator must set the wholesale rates at the incumbent carriers’ retail rates, less costs that are avoided. We are continually negotiating and executing interconnection and resale agreements with other carriers. Many of the negotiations result in arbitration before the state public service commissions.

The state public service commissions with jurisdiction over our services have granted numerous applications to competitive local exchange carriers for authority to offer local telephone service. As a result, substantial competition has developed for customers. Competitors, including major carriers, resell our local services, use separate network elements or provide services over their own facilities. At December 31, 2001, we had provisioned approximately 1.7 million equivalent access lines to competing carriers, an increase of 32.8 percent since December 31, 2000.

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

Federal and state policies strongly favor further changes to the networks and business operations of incumbent carriers to encourage telecommunications services competition. The FCC has considerable authority to establish policies for pricing and terms of local interconnection that had once been considered the exclusive jurisdiction of the state regulatory authorities. We expect the FCC to continue to pursue policies that promote local service competition. We are losing market share with respect to residential customers and business customers, particularly higher margin small business customers. We expect competition for local service revenues to continue to adversely affect our results of operations. These adverse effects could be partially mitigated by our being authorized to offer in-region interLATA long distance wireline service as contemplated in the Telecommunications Act of 1996. It is uncertain when we will be authorized to offer in-region interLATA long distance wireline service.

NETWORK ACCESS

FCC rules require us to offer expanded interconnection for interstate special and switched network access transport. As a result, we must permit competitive carriers to terminate their transmission lines on our facilities in our central office buildings and other locations through collocation arrangements. The effects of the rules are to increase competition for network access transport. Furthermore, long distance carriers are increasingly connecting their lines directly to their customers’ facilities, bypassing our networks and thereby avoiding network access charges entirely. In addition, commercial applications using Internet Protocol technology are being developed. This medium could attract substantial traffic because of its lower cost structure due to the fact that FCC rules do not currently impose access charges on most communications carried over this technology.

LONG DISTANCE

A number of companies compete with us in our nine-state region for the limited long distance business that we are permitted to conduct. These companies compete by reselling long distance services obtained at bulk rates from us or providing long distance services over their own facilities.

The Telecommunications Act of 1996 permits all incumbent local exchange carriers, such as Verizon, Qwest, SBC Communications and BellSouth, to offer full long distance service outside of the states containing their local wireline service territories. Many of these carriers have announced plans to compete for all long distance service in our territory. In addition, AT&T, WorldCom, Sprint and other carriers currently provide long distance service to our local service customers.

FRANCHISES AND LICENSES

Our local exchange business is typically provided under certificates of public convenience and necessity granted pursuant to state statutes and public interest findings of the various public utility commissions of the states in which we do business. These certificates provide for franchises of indefinite duration, subject to the mainte-

nance of satisfactory service at reasonable rates. The Telecommunications Act of 1996 provides that these franchises must be non-exclusive.

DOMESTIC WIRELESS

OVERVIEW

Our domestic wireless business consists of our proportionate share of Cingular Wireless. Cingular is a joint venture that was formed by the combination of most of the former domestic wireless operations of BellSouth and SBC Communications. BellSouth has an approximate 40 percent economic interest in Cingular, and SBC has an approximate 60 percent economic interest. These former domestic wireless operations represented 11% of revenues in 2000 and 13% of revenues in 1999. Cingular is managed independently from both parents, currently with a four-seat Board of Directors comprised of two directors from each parent. BellSouth and SBC share control of Cingular.

Cingular is the second-largest provider of advanced mobile wireless voice and data communications services in the United States, with almost 21.6 million U.S. wireless subscribers in over 220 metropolitan markets.

•	Voice—Cingular offers wireless voice and data communications services across an extensive U.S. footprint, providing cellular and PCS services in 42 of the 50 largest U.S. metropolitan areas, and having access to licenses to provide cellular or PCS services covering an aggregate population of 231 million, or approximately 81% of the U.S. population. Cingular operates one of the largest and most digitalized U.S. wireless networks, with 100% of its existing cellular and PCS networks utilizing digital technology, and over 96% of its cellular and PCS minutes of use being digital. Cingular also currently provides wireless Internet, short messaging and other data services over its cellular and PCS networks to over 300,000 subscribers.

•	Data—Cingular provides end-to-end wireless data solutions for businesses and individuals, and operates a digital packet-switched 900 MHz wireless network covering all of the 50 largest metropolitan areas. Cingular serves over 700,000 wireless data subscribers on this network, and provides wireless data services to 216 of the Fortune 500 companies, the U.S. Congress and the Department of Defense. Cingular has entered into strategic relationships with leading data services equipment and Internet companies, including Palm, Inc., RIM, Sun Microsystems and Microsoft Corp. Cingular is deploying high- speed General Packet Radio Service, or “GPRS,” throughout its cellular and PCS networks and has recently introduced this service in its Washington state, Las Vegas, eastern Tennessee, coastal Georgia and Carolinas markets.

BUSINESS STRATEGY

Cingular’s goal is to be the premier nationwide provider of advanced wireless voice and data services in the United States. To accomplish this goal, Cingular intends to:

•	expand its existing footprint and its network capacity by obtaining access to additional spectrum, primarily through FCC auctions, spectrum exchanges and purchases, mergers and acquisitions, joint ventures and alliances;

•	continue to promote the Cingular brand, to expand and take advantage of its existing distribution capabilities and to cross-sell its products and services;

•	capture economies through its large scale and national scope, allowing it to further realize the significant revenue and cost synergies offered by its formation;

•	capitalize on its expertise in wireless data technology, applications, marketing and operations to drive the development and use of advanced wireless data applications over multiple communications devices;

•	increase the capacity, speed and functionality of its cellular and PCS networks by:

•	deploying GPRS data technology in California, which it expects to complete in the first half of 2002 and which completes the deployment of GPRS in its markets that use Global System for Mobile Communication technology, or “GSM”;

•	overlaying GSM voice and GPRS data technology on its existing Time Division Multiple Access, or “TDMA”, network, beginning in early 2002;

•	upgrading its GPRS markets to a third generation, or “3G”, technology known as Enhanced

Data Rates for Global Evolution, or “EDGE”, beginning in 2003, when software is expected to be available, and completing its deployment of this technology in early 2004; and

•	deploying GSM/GPRS and, when available, EDGE technology in all of its newly licensed areas.

COMPETITION

Cingular faces substantial competition in all aspects of its business, which could cause reduced pricing and have adverse effects on its results of operations, including reduced profitability. There is substantial and increasing competition in all aspects of the wireless communications industry. Cingular competes for customers based principally on service offerings, price, call quality, coverage area and customer service. Cingular’s competitors are principally large providers of cellular, PCS and other wireless communications services, but Cingular also competes with smaller companies, as well as dispatch mobile telephone companies, resellers and wireline telephone service providers. Some of Cingular’s competitors may have greater financial, technical, marketing, distribution and other resources than Cingular does. In addition, some of the indirect retailers who sell Cingular’s services also sell its competitors’ services. Moreover, Cingular may experience significant competition from companies that provide similar services using other communications technologies and services. While some of these technologies and services are now operational, others are being developed or may be developed in the future.

Cingular’s ability to compete successfully will depend in part on its marketing efforts and on its ability to anticipate and respond to various competitive factors affecting the industry, including new services and technologies, changes in consumer preferences, demographic trends, economic conditions and pricing strategies of competitors. As a result of competition, Cingular may be required to reduce its service prices, restructure service packages to provide more services without increasing prices, and increase its advertising and promotional spending to respond to competition. As a result, its revenues, margins, average revenue per subscriber and cost per gross subscriber addition could be negatively impacted.

The wireless communications industry has been experiencing significant consolidation, and this trend is expected to continue. This trend may create additional large, well-capitalized competitors with substantial financial, technical, marketing, distribution and other resources to compete with Cingular’s product and service offerings. Competitors with more complete nationwide footprints may be able to offer nationwide services and plans more economically due to less dependence on roaming arrangements. In addition, global combinations of wireless carriers, such as the alliance between AT&T Wireless and NTT DoCoMo Inc. of Japan, the joint venture between Sprint and Virgin Group, Verizon Wireless (which is a joint venture between Verizon and Vodaphone plc), and mergers and acquisitions, such as the acquisition of VoiceStream Wireless by Deutsche Telekom, give domestic competitors better access to international technologies, marketing expertise and strategies, cost synergies and sources of capital.

Under the current rules of the FCC, six or more PCS licensees, two cellular licensees and one or more enhanced specialized mobile radio licensees may operate in each geographic area. This structure has resulted in the presence of multiple competitors in Cingular’s markets and makes it challenging for Cingular to attract new customers and retain existing ones. Future rules and spectrum allocations or re-allocations may increase the number of wireless licensees in an area. Competition also may increase to the extent that smaller, stand-alone wireless providers transfer licenses to larger, better capitalized and more experienced wireless providers.

NETWORK

Licenses

Cingular has licenses to provide cellular and PCS wireless services on the 850 MHz and 1900 MHz portions of the radio spectrum in areas that cover approximately 81% of the U.S. population. Cingular’s licenses in the 850 MHz band enable it to provide both analog and digital cellular services, while its 1900 MHz licenses are limited to digital service. Cingular also has 900 MHz licenses to provide data services in certain areas. Cingular obtained its domestic spectrum assets through application lotteries, mergers, acquisitions, exchanges, FCC auctions and uncontested application grants of cellular licenses.

Coverage

Cingular has access to wireless licenses in 45 of the 50 top wireless markets across the country. Cingular has also signed numerous roaming agreements to ensure its customers can receive wireless service in virtually all areas in the United States where cellular and PCS wireless service is available. Moreover, as of year-end 2001, Cingular provides wireless data services over its 900 MHz network in all of the 50 largest metropolitan areas. Cingular’s cellular and PCS networks are substantially built-out, except for certain areas covered by recently acquired licenses.

Technology

Cingular offers analog and digital service in most of its cellular markets and digital service in its 1900 MHz markets. Digital technology offers many advantages over analog technology, including substantially increased network capacity, lower operating costs per unit, reduced susceptibility to fraud and the opportunity to provide improved data transmissions. Digital service also provides extended battery life, improved voice quality, greater call security, lower per-minute costs, as well as enhanced features and services such as interactive messaging, facsimile, e-mail and wireless connections to computer/data networks and the Internet. At present, Cingular’s cellular and PCS networks provide digital coverage to its entire covered population.

Cingular uses TDMA digital technology in its cellular and contiguous PCS markets and GSM digital technology in its other PCS markets. There are estimated to be over 590 million GSM customers worldwide and 82 million TDMA customers worldwide, according to the GSM Association and the Universal Wireless Communications Consortium, respectively. In October 2001, Cingular announced its plan to upgrade its network to EDGE, its choice for 3G wireless technology. As a transitionary step, GSM voice and GPRS data technology will be overlaid on Cingular’s existing TDMA network beginning in early 2002. Additionally, new handsets referred to as GAIT phones are currently being developed that should enable TDMA and GSM platforms to be interoperable for voice and data services over both 850 MHz and 1900 MHz. Cingular expects to migrate its existing network to 3G EDGE technology by early 2004.

Cingular’s 900 MHz interactive paging service utilizes a packet-switched radio network operating at around 8,000 bytes per second. Cingular is the only operator of such a network in the United States, though similar networks exist in other countries. This is a dedicated packet-switched network, which allows users to access the network almost instantly and also allows customers to pay based on volume transmitted instead of connection time. This network is built on an open international standard, which permits the creation of off-the-shelf applications by independent application developers.

REGULATORY ENVIRONMENT

The FCC regulates the licensing, construction, operation, acquisition and transfer of wireless systems in the United States pursuant to the Communications Act of 1934 and its associated rules, regulations and policies.

To obtain the authority to have the exclusive use of radio frequency spectrum in an area within the United States, wireless communications systems must be licensed by the FCC to operate the wireless network and mobile devices in assigned spectrum segments and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. These rules and policies, among other things:

•	regulate Cingular’s ability to acquire and hold radio spectrum licenses;

•	impose technical obligations on the operation of Cingular’s network;

•	impose requirements on the ways Cingular provides service to and communicates with its customers;

•	regulate the interconnection of its network with the networks of other carriers;

•	obligate Cingular to permit unrestricted resale of its services by resellers and to serve roaming customers of other wireless carriers; and

•	impose a variety of fees and charges on its business that are used to finance numerous regulatory programs and part of the FCC’s budget.

Licenses are issued for only a fixed period of time, typically 10 years. Consequently, Cingular must periodically seek renewal of those licenses. The FCC will award a renewal expectancy to a wireless licensee that has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act of 1934. Licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. Violations of FCC rules may also result in monetary penalties or other sanctions. FCC rules provide that competing renewal applications for licenses will be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in hearings.

Wireless systems are subject to Federal Aviation Administration (FAA) and FCC regulations governing the location, lighting and construction of transmitter towers and antennas and are subject to regulation under federal environmental laws and the FCC’s environmental regulations, including limits on radio frequency radiation from mobile handsets and towers. Zoning and land use regulations, including compliance with state and local historic preservation requirements, also apply to tower siting and construction activities.

The Communications Act of 1934 and the FCC rules require the FCC’s prior approval of the assignment or transfer of control of a license for a wireless system. Before Cingular can complete any such purchase or sale, it must file appropriate applications with the FCC, and the public is by law granted a period of time, typically 30 days, to oppose or comment on such applications. In addition, the FCC has established transfer disclosure requirements that require licensees who assign or transfer control of a license acquired through an auction within the first three years of their license terms to file associated sale contracts, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling minority interests in an entity that holds an FCC license generally may be bought or sold without FCC approval, subject to the FCC’s spectrum aggregation (and attribution) limits. However, notification and expiration or earlier termination of the applicable waiting period under Section 7A of the Clayton Act by either the Federal Trade Commission or the Department of Justice may be required, as well as approval by, or notification of, state or local regulatory authorities having competent jurisdiction, if Cingular sells or acquires wireless systems.

LATIN AMERICA

OVERVIEW

Our Latin America operations consist primarily of wireless service providers operating in 11 countries. We do not own 100% of each of these companies; adjusting market and customer data to reflect this partial ownership, our licensed service areas had a population of approximately 157 million and provided wireless services to approximately 7.4 million customers, each as of November 30, 2001. The operations in Latin America generated 12% of our total operating revenues in 2001, 11% of our total operating revenues in 2000 and 9% of our total operating revenues in 1999.

The results of our Latin America subsidiaries reflect a fiscal year ending November 30 to facilitate timely reporting of the consolidated results of BellSouth. The table below sets forth a summary overview of our Latin America operating companies as of November 30, 2001. The operating company data is presented on a total basis regardless of our ownership percentage and does not necessarily represent amounts attributable to our consolidated financial results.

	BellSouth
	Ownership in	Total	Total
	Operating	Population	Customers
Country	Company	Served	Served

	(percent)	(In	(In
		millions)	thousands)
Argentina	65.0	37.5	1,588
Brazil
Sao Paulo region	45.4	18.1	1,781
Northeast region	47.1	26.6	942
Chile	100.0	15.4	860
Colombia	66.0	43.0	1,126
Ecuador	89.4	12.8	344
Guatemala	60.0	11.7	75
Nicaragua	89.0	2.9	157
Panama	43.7	3.0	293
Peru	97.4	26.1	404
Uruguay	46.0	2.1	138
Venezuela	78.2	24.4	3,106

Total Latin America		223.6	10,814

In structuring our investments, we typically exercise operating influence through board representation, the right to appoint certain key members of management and consent rights with respect to significant matters, including amounts of capital contributions. In addition, we try to assure our ability to maintain a position of influence in the venture, if not outright control, by obtaining rights of first refusal on future sales of our partners’ interests and on equity issuances by the venture. As opportunities arise, we may buy out local partners who wish to sell, increasing our ownership stake and influence in those companies. The particular governance rights vary from venture to venture, and often are dependent upon the size of our investment relative to that of other investors. Under the governing documents for some of these ventures, certain key matters such as the approval of business plans and debt financings and decisions as to the timing and amount of capital contributions and cash distributions require the consent of our partners.

When entering new markets in Latin America, we typically seek to establish relationships with one or more local partners who are familiar with the country’s business and political environment. In some cases, the ownership structure of these companies reflects government requirements that local owners hold a specified interest in the companies’ concession or license.

BUSINESS STRATEGY

Over the long term, we expect wireless communications to continue to grow in Latin America. We plan to grow profitably in this market by pursuing the following strategies:

•	grow the core mobile business by expanding services to our existing customer base and by profitably penetrating the rest of the market;

•	realize increased operating efficiencies at our existing operations by increasing asset utilization and by sharing resources, information and expertise across markets; and

•	increase our ownership in existing operations and expand into new geographic service areas if opportunities become available on attractive terms.

Economic conditions in Latin America have been deteriorating as the U.S. economy has been in a recession. These deteriorating conditions could make it difficult for us to continue to meet our strategic and financial goals. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Environment and Trends of the Business — Latin American Economic Trends.”

TECHNOLOGY

All of our international wireless markets utilize digital technology in their wireless service offerings. We have always selected the type of digital technology for each international market offering the best cost, quality and capacity available at the time in that part of the world. Time Division Multiple Access technology (TDMA) was chosen for Brazil, Chile, Ecuador, Nicaragua, Panama and Peru. More recently, we chose Code Division Multiple Access technology (CDMA) to upgrade the networks in Argentina, Uruguay and Venezuela and to launch service in Guatemala, based on improvements in cost quality and capacity as that technology has matured.

COMPETITION

Our international wireless operations are subject to significant competition, generally from at least one other wireless provider and, increasingly, from new PCS providers and resellers. In some cases, the government-owned telephone companies operate incumbent wireline and wireless systems or have a substantial investment in a competing wireless provider. The competing wireless providers generally have access to substantial financial resources. Many governments have privatized the government-owned telephone companies, and these privatized companies often become more formidable competitors due to the availability of additional capital and technical expertise. We anticipate an increasing number of competitors in our wireless service markets in Latin America.

LICENSES AND REGULATION

Our ability to introduce new products and services depends to a large extent upon whether the new products and services are permitted by the local laws and regulatory authorities. As countries have encouraged foreign investment in telecommunications and have privatized their government-owned wireless telephone companies, the general trend has been toward deregulation of telecommunications. In several of our markets, our operating companies offer or plan to offer international long distance services either to their wireless subscriber bases or, in some cases, to the entire population. In addition, we offer domestic long distance service in certain markets through our nationwide wireless facilities and backbone networks.

Our Latin American businesses operate pursuant to the terms of licenses granted by the government of the countries in which they are located and are regulated by a telecommunications agency or similar supervisory authority in such countries. Such agencies typically also promulgate and enforce regulations regarding, among numerous other items, the allocation and use of spectrum and radio frequencies, incoming and/or outgoing rates, quality standards and the construction and operation of network equipment. Our Latin American operations also require government permits, including permits from local building and planning commissions, for the construction and operation of cell sites. Some of our Latin American operations have not been able to obtain all required permits. Although we do not believe such non-compliance will have a material effect on our business as a whole, we cannot assure you that there will not be claims or regulatory actions relating to noncompliance with these permitting requirements. Other regulations commonly encountered in our Latin American markets include legal restrictions on the percentage ownership of telecommunications licensees by foreign entities, such as us, and transfer restrictions or government approval requirements regarding changes in the ownership of licensees.

The terms of the licenses granted to our operating companies and conditions of the license renewal vary from country to country. Although license renewal is not usually guaranteed, most licenses do address the renewal process and terms, which we believe we will be able to satisfy. As licenses approach the end of their terms, it is our intention to pursue renewal as provided by these license agreements.

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

FOREIGN RISKS

Our reporting currency is the U.S. Dollar. However, most of our Latin American revenues are generated in the currencies of the countries in which we operate. In addition, many of our operations and equity investees hold U.S. Dollar-denominated short-and long-term debt. The currencies of many Latin American countries have experienced substantial volatility and depreciation in the past. Declines in the value of the local currencies in which we are paid relative to the U.S. Dollar will cause revenues and expenses in U.S. Dollar terms to decrease and dollar-denominated liabilities to increase in local currency terms. Where we consider it to be economically feasible, we attempt to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts or similar instruments as a vehicle for hedging; however, a substantial amount of our exposures are unhedged.

The impact of a devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Our ability to raise prices is limited in many instances by government regulation of tariff rates and competitive constraints. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot quantify the anticipated effect of exchange rate fluctuations on our business.

Economic, social and political conditions in Latin America are, in some countries, unfavorable and volatile, which may impair our operations or their financial results. These conditions could make it difficult for us to continue development of our business, generate revenues or achieve or sustain profitability. Historically, recessions and volatility have been primarily caused by: monetary, exchange rate and/or fiscal policies; currency devaluations; significant governmental influence over many aspects of local economies; political and economic instability; unexpected changes in regulatory requirements; social unrest or violence; slow or negative economic growth; imposition of trade barriers; and wage and price controls. Our Latin American business could be materially adversely affected if the recent political and economic crises in Argentina and Venezuela worsen, continue for a sustained period or spread to other Latin American countries.

Most or all of these factors have occurred at various times in the last two decades in our core Latin American markets. We have no control over these matters. Economic conditions in Latin America are generally less attractive than those in the U.S., and poor social, political and economic conditions may limit use of our services which may adversely impact our business.

For a discussion of certain of these factors that are currently affecting our operations in Latin America, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Environment and Trends of the Business — Latin American Economic Trends.”

PROPOSED TRACKING STOCK

In December 2000, our shareholders approved amendments to our charter that permit us to issue our common stock in series. This amendment gives us the flexibility to conduct a public offering of shares of Latin America group stock to finance our expansion in Latin America. If we issue shares of Latin America group stock to the public, our Board of Directors would initially designate two series: Latin America group stock, intended to reflect the separate performance of our Latin American businesses, and BLS group stock, intended to reflect the separate performance of all of our other businesses. At that time, each existing share of our common stock would be changed into one share of BLS group stock.

In the event of a public offering, a number of shares of Latin America group stock would be reserved for the BLS group or for issuance to the holders of BLS group stock. We might distribute, as a dividend to the holders of BLS group stock, the reserved shares of Latin America group stock within six to 12 months following a public offering. However, our Board of Directors may decide to initially issue Latin America group stock in some other manner or not to create BLS group stock and Latin America group stock.

Our decision whether, and when, to create, issue and distribute Latin America group stock is subject to a number of factors, including market conditions and other factors.

DOMESTIC ADVERTISING AND PUBLISHING

OVERVIEW

We own a group of companies that publish, print, sell advertising in and perform related services concerning alphabetical and classified telephone directories in both paper and electronic formats. Advertising and publishing revenues are derived primarily from sales of directory advertising, and represented approximately 9% of our total operating revenues in 2001 and 8% of our total operating revenues in 2000 and 1999.

We are one of the leading publishers of telephone directories in the United States. We publish alphabetical white page directories of business and residential telephone subscribers in substantially all of our wireline telecommunications markets and sell advertising in and publish classified directories under The Real Yellow Pages trademark in the same markets.

We also act as a sales agent for advertising in yellow page directories in certain states and for nonaffiliated telephone companies and receive a portion of the advertising revenue as a commission. During 2001, we contracted with 101 nonaffiliated telephone companies to sell advertising in over 295 classified directories in 39 states. We also act as an agent for national yellow page ad placements in all 50 states on behalf of over 550 companies.

In addition to publishing directories in traditional paper form, we publish white and yellow page directories in other media. For example, we offer white and yellow page directories on CD-ROM for many of our major markets, publish Internet white and yellow page directories for the southeastern U.S. and offer additional Internet advertising services. These services link to and are available on similar on-line directories with information for businesses nationwide. We also sell additional advertising to local and national businesses for our on-line yellow pages.

We continually seek to expand our advertising and publishing business by increasing advertising sales in our traditional directory products. We also market to organizations and companies with unique directory needs. An export directory, restaurant and entertainment guides and Internet directories are examples of such directory services and products.

We own a printing company which prints substantially all white and yellow pages and specialty directories distributed within our wireline telecommunications markets. This company also prints other materials for us and our affiliates and, to a limited extent, documents for nonaffiliated companies. In 2001, it printed 58 million white page, yellow page and specialty directories.

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

ALL OTHER BUSINESSES

We own interests in joint ventures that provide wireless communications in Denmark, Germany and Israel. These operations are subject to many of the same licensing, regulatory and other business considerations as our Latin American operations. In addition, we have a wholly-owned subsidiary that provides reinsurance related to customer premises equipment, both wireline and wireless.

In January 2002, we signed a definitive agreement with Dutch telecommunications provider Royal KPN N.V. (KPN), restructuring our relationship. Under the new agreement, we will exchange our 22.51% stake in E-Plus for 234.7 million KPN shares. After this exchange, we will hold approximately 9.42% of KPN’s outstanding shares. As part of the transaction we have surrendered our existing warrant on KPN shares and our exchange rights with regard to KPN Mobile.

During 2001, we sold our 24.5% ownership interest in Skycell, an Indian wireless venture.

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

EMPLOYEES

At December 31, 2001, we employed approximately 87,875 individuals. About 60% of BellSouth’s employees at December 31, 2001 were represented by the Communications Workers of America (CWA), which is affiliated with the AFL-CIO. New collective bargaining agreements with the CWA were ratified in September 2001. These three-year contracts cover approximately 56,000 employees. The contracts include basic wage increases totaling 13% compounded over the three years covered by the contracts. In addition, the agreements provide for a standard incentive award of two percent of base salary and overtime compensation, which is subject to adjustment based on company performance measures for plan years 2001, 2002 and 2003. Other terms of the agreement include pension band increases and pension plan cash balance improvements for active employees.

PROPERTIES

GENERAL

Our properties do not lend themselves to description by character or location of principal units. Our investment in property, plant and equipment in our consolidated operations consisted of the following at December 31:

	2000	2001

Outside plant	40%	40%
Central office equipment	38	39
Operating and other equipment	9	9
Land and buildings	7	7
Furniture and fixtures	4	4
Plant under construction	2	1

	100%	100%

These properties are divided among our operating segments as follows: communications group, 92%; Latin America, 6%; domestic advertising and publishing, 1%; and other, 1%.

Outside plant consists of connecting lines (aerial, underground and buried cable) not on customers’ premises, the majority of which is on or under public roads, highways or streets, while the remainder is on or under private property. We currently self-insure all of our outside plant against casualty losses. Central office equipment substantially consists of digital electronic switching equipment and circuit equipment. Land and buildings consist principally of central offices. Operating and other equipment consists of wireless network equipment, embedded intrasystem wiring (substantially all of which is on the premises of customers), motor vehicles and other equipment. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial limits of coverage against “all risks” of loss including fire, windstorm, flood, earthquake and other perils not specifically excluded by the terms of the policies.

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

Total investment in property, plant and equipment has increased from $50.1 billion at January 1, 1997 to $64.3 billion at December 31, 2001, not including deductions for accumulated depreciation. Significant additions to property, plant and equipment will be required to meet the growing demand for telecommunications services and to continually modernize and improve such services to meet competitive demands. We project continued population and economic expansion in certain growth centers within our nine-state area during the next five to ten years. In addition, growth in international markets will require investment to expand existing wireless networks.

Our capital expenditures for 1997 through 2001 were as follows:

Millions

1997	$4,858
1998	$5,212
1999	$6,200
2000	$6,995
2001	$5,997

We project capital expenditures of approximately $4.8 to $5.0 billion for 2002. A majority of the expenditures will be to expand, enhance and modernize current wireline operating systems.

We expect expenditures for 2002 to be financed substantially through internal sources and, to the extent necessary, from external financing sources.

LEGAL PROCEEDINGS

Reciprocal compensation

Following the enactment of the Telecommunications Act of 1996, our telephone company subsidiary, BellSouth Telecommunications, Inc. (BST), and various competitive local exchange carriers entered into interconnection agreements providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous competitive local carriers have claimed entitlement from BST for compensation associated with dial-up calls originating on BST’s network and connecting with Internet service providers (ISPs) served by the competitive local carriers’ networks. BST has maintained that dial-up calls to Internet service providers are not local calls for which terminating compensation is due under the interconnection agreements; however, the courts and state regulatory commissions in BST’s operating territory that have considered the matter have, in most cases, ruled that BST is responsible for paying reciprocal compensation on these calls.

We have commenced discussions with competitive local exchange carriers concerning settlement of these claims, and agreements have been reached in many circumstances. We do not expect the financial impact of future settlements to have a material impact on our results of operations, financial position or cash flows.

In a related matter, a competitive local carrier has claimed terminating compensation of approximately $165 million for service arrangements that we did not believe involved “traffic” under our interconnection agreements. We filed a complaint with the state regulatory commission asking that agency to declare that we did not owe reciprocal compensation for these arrangements. In March 2000, the state commission ruled in our favor finding that compensation was not owed to the competitive local carrier. The parties have agreed to a settlement of this matter. In October 2001, a stipulation of dismissal was filed with the court to effect the settlement.

Foreign Corrupt Practices Act

In July 2000, the SEC began a formal investigation of whether we and others may have violated the Foreign Corrupt Practices Act (FCPA). The SEC subpoenaed documents relating to the activities of our foreign affiliates, and we produced responsive documents. Prior to the commencement of the SEC’s formal investigation, we had engaged outside counsel to investigate an FCPA matter relating to the activities of one of our foreign affiliates in Latin America, and outside counsel concluded that those activities did not violate the Act. Thereafter and independent of these developments, our internal auditors, in the ordinary course of conducting audit reviews, identified issues concerning accounting entries made by another of our Latin American affiliates. We informed the SEC as to this matter, and the SEC expanded its investigation to encompass it.

In January 2002, we entered into a settlement with the SEC regarding these matters. Under the terms of the settlement, the Company neither admits nor denies the SEC’s findings that BellSouth violated the books and records and internal controls provisions of the Securities Exchange Act of 1934. In reaching the settlement, we agreed to pay a civil penalty of $150,000 and agreed to the entry of an administrative order requiring BellSouth to refrain from violations of those provisions. In its order, the SEC acknowledged our cooperation and also acknowledged that we have taken remedial actions and enhanced our compliance program.

Environmental Matters

We are subject to a number of environmental matters as a result of our operations and the shared liability provisions related to the break-up of the Bell System. At December 31, 2001, our recorded liability related to these matters was approximately $21 million. We continue to believe that expenditures in connection with additional remedial actions under the current environmental protection laws or related matters would not be material to our results of operations, financial position or cash flows.

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

SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matter was submitted to a vote of shareholders in the fourth quarter of the fiscal year ended December 31, 2001.

ADDITIONAL INFORMATION — DESCRIPTION OF BELLSOUTH STOCK

General

Our Articles of Incorporation authorize the issuance of 8,650,000,000 shares of common stock, par value $1 per share, and 100,000,000 shares of cumulative, first preferred stock, par value $1 per share. Our Board of Directors is authorized to create from the unissued common stock one or more series, and, prior to the issuance of any shares in any particular series, to fix the voting powers, preferences, designations, rights, qualifications, limitations or restrictions of such series. The Board has not created any series of common stock. The Board is also authorized to provide for the issuance, from time to time, of the first preferred stock in series and, as to each series, to fix the number of shares in such series and the voting, dividend, redemption, liquidation, retirement and conversion provisions applicable to the shares of such series. No shares of first preferred stock are outstanding. The Board has created Series B First Preferred Stock consisting of 30 million shares, the Series B Preferred Stock, for possible issuance under the BellSouth Shareholder Rights Plan. The Series A First Preferred Stock was created for a previous shareholder rights plan which has expired. See “Preferred Stock Purchase Rights” and “Market for Registrant’s Common Equity and Related Shareholder Matters”.

Dividend Rights

The holders of common stock are entitled to receive, from funds legally available for the payment thereof, dividends when and as declared by resolution of the Board. While any series of preferred stock is outstanding, no dividends, other than dividends payable solely in common stock, may be declared or paid on common stock, and no common stock may be purchased, redeemed or otherwise acquired for value, unless (a) dividends on all outstanding shares of preferred stock for the current and all past dividend periods have been paid or declared and provision made for payment thereof and (b) all requirements with respect to any purchase, retirement or sinking fund or funds applicable to all outstanding series of preferred stock have been satisfied.

Voting Rights

Except in connection with the “business combinations” and “fair price” provisions discussed below, holders of shares of common stock are entitled to one vote, in person or by proxy, for each share held on the applicable record date with respect to each matter submitted to a vote at a meeting of shareholders, but such holders do not have cumulative voting rights. The holders of any series of preferred stock, when issued, may receive the right to vote as a class on certain amendments to the Articles of Incorporation and on certain other matters, including the election of directors in the event of certain defaults, which may include non-payment of preferred stock dividends.

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

Business Combinations

The Georgia legislature has enacted legislation which generally prohibits a corporation which has adopted a by-law electing to be covered thereby, which BellSouth has done, from engaging in any “business combination”, that is a merger, consolidation or other specified corporate transaction, with an “interested shareholder”, a 10% shareholder or an affiliate of the corporation which was a 10% shareholder at any time within the preceding two years, for a period of five years from the date such person becomes an interested shareholder, unless the interested shareholder (a) prior to becoming an interested shareholder, obtained the approval of the Board of Directors for either the business combination or the transaction which resulted in the shareholder becoming an interested shareholder, (b) becomes the owner of at least 90% of the outstanding voting stock of the corporation in the same transaction in which the interested shareholder became an interested shareholder, excluding for purposes of determining the number of shares outstanding those shares owned by officers, directors, subsidiaries and certain employee stock plans of the corporation or (c) subsequent to the acquisition of 10% or more of the outstanding voting stock of the corporation, acquires additional shares resulting in ownership of at least 90% of the outstanding voting stock of the corporation and obtains approval of the business combination by the holders of a majority of the shares of voting stock of the corporation, other than those shares held by an interested shareholder, officers, directors, subsidiaries and certain employee stock plans of the corporation. BellSouth’s “business combinations” by-law may be repealed only by an affirmative vote of two-thirds of the continuing directors and a majority of the votes entitled to be cast by the shareholders, other than interested shareholders, and shall not be effective until 18 months after such shareholder vote. The Georgia statute provides that a domestic corporation which has thus repealed such a by-law may not thereafter readopt the by-law as provided therein.

Fair Price Provisions

“Fair price” provisions contained in the Articles of Incorporation require, generally, in connection with a merger or similar transaction between BellSouth and an “interested shareholder”, the unanimous approval of BellSouth’s directors not affiliated with the interested shareholder or the affirmative vote of two-thirds of such directors and a majority of the outstanding shares held by disinterested shareholders, unless (a) within the past three years the shareholder has been an interested shareholder and has not increased its shareholdings by more than one percent in any 12-month period or (b) all shareholders receive at least the same consideration for their shares as the interested shareholder previously paid. Additionally, these provisions may be revised or rescinded only upon the affirmative vote of at least two-thirds of the directors not affiliated with an interested shareholder and a majority of the outstanding shares held by disinterested shareholders.

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

Limitation on Shareholders’ Proceedings

Our By-laws require that notice of shareholder nominations for directors and of other matters to be brought before annual shareholders’ meetings must be provided in writing to the Secretary of BellSouth not later than the 75th day nor earlier than the 120th day prior to the date which is the anniversary of the annual meeting of shareholders held in the prior year. Such By-laws also provide that a special shareholders’ meeting may be called by shareholders only upon written request signed by the holders of at least three-quarters of the outstanding shares entitled to vote at the meeting.

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

EXECUTIVE OFFICERS

The executive officers of BellSouth Corporation are listed below:

				This
			Officer	Office
Name	Age	Office	Since	Since

F. Duane Ackerman	59	Chairman of the Board, President and Chief Executive Officer	1983	1997

Keith O. Cowan	45	Chief Planning and Development Officer	1996	2000

Francis A. Dramis, Jr.	53	Chief Information and E-Commerce Officer	1998	2000

Ronald M. Dykes	54	Chief Financial Officer	1988	1995

Gary D. Forsee	51	Vice Chairman—Domestic Operations	1999	2002

Charles R. Morgan	55	General Counsel	1998	1998

W. Patrick Shannon	39	Vice President—Finance	1997	2000

Rafael de la Vega	50	President—Latin America Operations	1997	2002

All of the executive officers of BellSouth, other than Mr. Dramis, Mr. Forsee and Mr. Morgan, have for at least the past five years held high level management or executive positions with BellSouth or its subsidiaries. Mr. Dramis joined BellSouth in December 1998 from CIO Strategies Inc., a Clifton, Virginia-based information technology consulting firm. Prior to joining BellSouth in September 1999, Mr. Forsee was President and Chief Executive Officer of Global One, a global telecommunications joint venture, and before that held various senior positions with Sprint Corporation. Prior to joining BellSouth in February 1998, Mr. Morgan was a partner with Mayer, Brown & Platt, a Chicago-based international law firm.

All officers serve until their successors have been elected and qualified.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
   SHAREHOLDER MATTERS

The principal market for trading in BellSouth common stock is the New York Stock Exchange, Inc. (NYSE). BellSouth common stock is also listed on the Boston, Chicago and Pacific exchanges in the United States and the London, Frankfurt, Amsterdam and Swiss exchanges. We have filed applications with the SEC to delist our common stock from the Boston and Pacific exchanges. The ticker symbol for BellSouth common stock is BLS. At February 1, 2002, there were 811,067 holders of record of BellSouth common stock. Market price data was obtained from the NYSE Composite Tape, which encompasses trading on the principal United States stock exchanges as well as off-board trading. High and low prices represent the highest and lowest sales prices for the periods indicated.

	Market Prices		Per Share
			Dividends
	High	Low	Declared

2000
First Quarter	$48.13	$34.94	$.19
Second Quarter	53.50	41.63	.19
Third Quarter	44.25	35.50	.19
Fourth Quarter	50.63	38.75	.19
2001
First Quarter	45.88	36.46	.19
Second Quarter	43.07	37.40	.19
Third Quarter	42.95	36.67	.19
Fourth Quarter	42.48	36.26	.19

STOCK TRANSFER AGENT AND REGISTRAR

Mellon Investor Services, LLC is our stock transfer agent and registrar.

SELECTED FINANCIAL AND OPERATING DATA

       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

At December 31 or for the year ended	1997	1998	1999	2000	2001

Income Statement Data:
Operating revenues	$20,561	$23,123	$25,224	$26,151	$24,130

Operating expenses	15,185	17,219	18,787	19,267	17,789

Operating income	5,376	5,904	6,437	6,884	6,341

Net income	3,261	3,527	3,448	4,220	2,570

Operating income margin	26.1%	25.5%	25.5%	26.3%	26.3%

Diluted earnings per share of common stock	$1.64	$1.78	$1.80	$2.23	$1.36

Diluted weighted-average shares of Common stock outstanding (millions)	1,989	1,984	1,916	1,891	1,887

Dividends declared per share of common stock	$.72	$.73	$.76	$.76	$.76

Balance Sheet Data:
Total assets	36,301	39,410	43,453	50,925	52,046

Long-term debt	7,348	8,715	9,113	12,463	15,014

Shareholders’ equity	15,165	16,110	14,815	16,912	18,597

Other:
Operating cash flow	7,039	7,741	8,199	8,590	7,998

Significant events affecting our historical earnings trends include the following:

•	1997 results include gains resulting from the sales of our interests in Optus Communications, ITT World Directories and Bellcore, which increased net income by $352, or $0.18 per share, $128, or $0.06 per share, and $23, or $0.01 per share. 1997 results also include the effect of a regulatory settlement in South Carolina, which reduced operating revenues by $72 and net income by $47, or $0.02 per share, as well as a loss of $9 incurred in connection with the early redemption of long-term debt.

•	1998 results include gains resulting from the sale of our interests in BellSouth New Zealand and ITT World Directories, which increased net income by $110, or $0.06 per share, and $96, or $0.05 per share. 1998 results also include the effect of contingent interest and prepayment penalties associated with the repayment of a loan receivable which increased net income by $62, or $0.03 per share.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Results of Operations” for a discussion of unusual items affecting the results for 1999, 2000 and 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

Consolidated Results of Operations

Key selected financial and operating data for the three years ended December 31, 1999, 2000 and 2001 are as follows. All references to earnings per share are on a diluted basis.

				Percent Change

				2000 vs.	2001 vs.
	1999	2000	2001	1999	2000

Results of operations:
Operating revenues	$25,224	$26,151	$24,130	3.7	(7.7)
Operating expenses	18,787	19,267	17,789	2.6	(7.7)
Operating income	6,437	6,884	6,341	6.9	(7.9)
Interest expense	1,030	1,328	1,315	28.9	(1.0)
Net earnings (losses) of equity affiliates	(169)	690	465	N/M *	(32.6)
Gain (loss) on sale of operations	55	(14)	38	N/M	N/M
Other income (expense), net	195	366	(1,512)	87.7	N/M
Provision for income taxes	2,040	2,378	1,447	16.6	(39.2)
Net income	$3,448	$4,220	$2,570	22.4	(39.1)
Earnings per share	$1.80	$2.23	$1.36	23.9	(39.0)
Cash Flow Data:
Cash provided by operating activities	$8,199	$8,590	$7,998	4.8	(6.9)
Cash used for investing activities	(9,888)	(9,303)	(7,039)	5.9	24.3
Cash (used for) provided by financing activities	(167)	487	(1,428)	N/M	N/M
Other:
Effective tax rate	37.2%	36.0%	36.0%	-120bps	0 bps
Average short-term debt	$6,182	$6,987	$6,164	13.0	(11.8)
Average long-term debt	8,599	10,740	13,687	24.9	27.4
Total average debt	$14,781	$17,727	$19,851	19.9	12.0

*	Not Meaningful

During 2000 and 2001, several events occurred which significantly affected the comparability of our operating results. Those events include the following:

Formation of Cingular Wireless

In October 2000, we contributed our domestic wireless voice and data operations to a joint venture with SBC Communications, Inc.(SBC) and formed Cingular Wireless (Cingular). We own an approximate 40% economic stake in Cingular, and share joint control with SBC. Accordingly, we account for our share of Cingular’s results using the equity method. Prior to October 2000, we consolidated the revenues and expenses of these operations. As a result of this change, our 2000 results include nine months of revenues and expenses attributable to our former domestic wireless operations and three months of equity in earnings attributable to Cingular.

Adoption of SAB 101

Effective January 1, 2000 we changed the method of recognizing revenues and expenses derived from installation and activation activities. We did this to comply with new accounting guidance contained in SAB 101, Revenue Recognition in Financial Statements, which requires that revenues from such activities be deferred and recognized over the estimated life of the relationship with the customer. The change in methodology resulted in deferring an equal amount of revenue and expense and therefore did not impact earnings. SAB 101 prohibited the restatement of prior period results; as a result, our reported 1999 operating revenues and expenses are not comparable to the 2000 and 2001 periods. If we had changed the method effective January 1, 1999, revenues and expenses in that year would have been reduced equally by $248.

In addition to the items described above, the following events impacted operating expenses from 1999 to 2001:

	Impact On Reported Results—
	Increase (Decrease)

		Income
	Operating	Before	Net
	Expense	Taxes	Income

1999
Restructurings and asset impairments	$320	$(305)	$(187)

	$320	$(305)	$(187)

2000
Restructurings and asset impairments	$606	$(606)	$(393)
Gains from pension settlements	(362)	362	223
Contract termination settlement	203	(203)	(125)

	$447	$(447)	$(295)

2001
Restructurings and asset impairments	$358	$(358)	$(227)
Adjustment to ISP accrual	143	(143)	(88)
Postretirement benefit expense for former wireless employees	72	(72)	(47)

	$573	$(573)	$(362)

Restructurings and asset impairments — Represents restructuring related costs and related asset impairments for actions taken to reduce operating costs. For 2001, these costs include severance related costs and asset impairments, primarily software. For 2000, these costs include the restructuring of our domestic wireless entertainment business and the reduction of our domestic general and administrative staff. The 1999 amount represents the loss associated with the writedown of equipment that was replaced as we upgraded our U.S. wireless network.

Gains from pension settlements — During 2000, the number of employees who voluntarily separated and elected to receive lump-sum retirement benefits exceeded thresholds that require current recognition of deferred gains related to these employees.

Contract termination settlement — BellSouth settled litigation with a distributor of residential telephone equipment and paid approximately $200 to the distributor for the termination of their existing agreement.

Adjustment to ISP accrual — Represents the adjustment to the accrual for prior claims from competitive local exchange carriers regarding reciprocal compensation for ISP traffic.

Postretirement benefit expense for former wireless employees — The amount shown represents expense for changes in postretirement medical benefit obligations for the wireless employees that were transitioned to Cingular.

Operating Revenues

Operating revenues decreased $2,021 during 2001 and increased $927 during 2000. These changes reflect:

•	Growth in communications group revenues of $675 during 2001 and $713 during 2000, driven by strong growth in digital and data revenues, wholesale revenues, and sales of custom calling features. These increases were offset by declines in basic service revenues, reflecting competition, rate reductions and a slowing economy. Revenues were $118 lower in 2001 and $204 lower in 2000 reflecting net deferrals related to SAB 101. These decreases were entirely offset by corresponding decreases in operating expenses.

•	For domestic wireless operations, a decrease of $2,766 in 2001 and $470 in 2000, due to the contribution of our domestic wireless operations to Cingular in October 2000.

•	For 2001, relatively flat revenue growth from our Latin America group of $4. The Latin America group revenues in 2001 were favorably impacted by the addition of the operations in Colombia. The unfavorable impacts, however, of weakening economies, changes in foreign currency exchange rates and an unfavorable change in the interconnection agreements as well as changes in telecommunications regulation at our Venezuelan operations in 2001 substantially offset growth. For 2000, the Latin America group grew revenues by $542, resulting from growth in the customer bases of our existing wireless operations of 67.1% and the addition of new wireless operations in Colombia. The group’s results in 2000 were also affected by weakening economies and changes in foreign currency rates but to a lesser degree.

Operating Expenses

Total operating expenses decreased $1,478 during 2001 and increased $480 during 2000. Excluding the items listed in the previous table, total operating expenses decreased $1,604 during 2001 and increased $353 during 2000, which reflect the following:

•	Operational and support expenses decreased $1,451 in 2001 and increased $89 in 2000.

•	Expenses in the communications group increased $577 in 2001 and $291 in 2000 as a result of higher levels of spending for customer service and network support functions in support of customer service initiatives as well as expenses for our accelerated DSL growth initiative. Expenses were $118 lower in 2001 and $204 lower in 2000 reflecting net deferrals related to SAB 101. These decreases were entirely offset by corresponding decreases in operating revenues.

•	Expenses from domestic wireless operations decreased $1,959 in 2001 and $400 in 2000, attributable to our contribution of those operations to Cingular.

•	Expenses in the Latin America segment decreased $261 in 2001 after an increase of $462 in 2000. This change was driven primarily by customer acquisition-related costs, and reflects more targeted acquisition efforts during 2001. Also included in these changes were increases of $121 in 2001 and $98 in 2000 resulting from wireless operations in Colombia which were acquired in mid-2000. The Latin America segment’s expenses were favorably impacted by $105 in 2001 and $177 in 2000 from the weakening of foreign currencies against the U.S. Dollar.

•	Depreciation and amortization decreased $153 in 2001 and increased $264 in 2000. The decrease in 2001 is attributable to the contribution of our former wireless operations to Cingular resulting in a decrease of $642 of expenses, offset by increases at the communications group reflecting increased deployment of capitalized software and investment in broadband. The increase in 2000 was primarily a result of additions of property, plant, equipment and software to support expansion of our communications group and Latin American wireless networks.

Interest Expense

Interest expense decreased $13 in 2001 and increased $298 in 2000. Interest expense decreased in 2001 primarily as a result of decreases in interest rates on short-term borrowings. The decrease in the rates was partially offset by higher debt levels. The increase in interest expense in 2000 is attributable to higher average long-term debt balances resulting from borrowings associated with the financing of our investments in Colombia and Brazil and the buyout of minority partner interests in the Carolinas DCS business prior to the contribution of those operations to Cingular and higher interest rates.

Gain (loss) on sale of operations

In 2001, we recognized a gain of $24 from the sale of a 24.5% ownership interest in Skycell, an Indian wireless venture, and $14 from the sale of BellSouth International Wireless Services, an international wireless roaming clearinghouse. During 2000, we sold ownership interests in wireless data operations in Belgium, the Netherlands and the United Kingdom. These sales generated a loss of $14. Gains for 1999 include $39 from the sale of a 100% ownership interest in Honolulu Cellular and $16 from the sale of a wireless property in Alabama.

Net earnings (losses) of equity affiliates

Earnings from our unconsolidated businesses decreased $225 in 2001 and increased $859 in 2000. The 2000 period included a $479 gain from the redemption of AT&T from the AB Cellular partnership and $68 in income related to the restructuring of our ownership interest in E-Plus. Excluding these events, equity in earnings would have increased $322 in 2001 and $312 in 2000. The change of $322 in 2001 reflects approximately $620 higher equity in earnings from Cingular, offset by a decrease of approximately $140 attributable to the contribution of domestic wireless holdings to Cingular and $120 attributable to higher foreign currency exchange losses in Latin America. The change of $312 in 2000 primarily reflects a $240 improvement in foreign currency losses in the Latin American operations.

Other income (expense), net

Other income (expense), net includes interest income, gains (losses) on disposition of assets, losses from the writedown of investments, foreign currency gains (losses) and miscellaneous nonoperating income (losses). The decrease in 2001 is due to $1,817 of losses related to the writedown of equity investments due to other-than-temporary declines in their fair values. The increase in 2000 is primarily attributable to increases of $202 from higher interest income, lower minority interest expense and changes in miscellaneous nonoperating items. Other income (expense), net included interest income from Cingular of $291 in 2001 and $71 in 2000.

Provision for income taxes

The provision for income taxes decreased $931 during 2001 and increased $338 during 2000. Our effective tax rate decreased from 37.2% in 1999 to 36.0% in 2000 and remained at 36.0% in 2001.

The effective tax rate for 2001 was 36.0%, consistent with 2000. The year 2001 includes recognition of a deferred tax asset of $122 related to the excess of tax basis over book basis in our investment in E-Plus. We recognized this asset when it became apparent this temporary difference would reverse in the foreseeable future due to a decision to exchange shares in E-Plus for shares of KPN. The rate was negatively impacted by an increase in losses from foreign equity investments, which are reported net of tax, and the writedown of equity investments for which no state tax benefits were recorded.

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

A reconciliation of the statutory federal income tax rate to the effective income tax rate for each period is included in note I to the consolidated financial statements.

Results by Segment

Our reportable segments reflect strategic business units that offer similar products and services and/or serve similar customers. We have four reportable operating segments:

•	Communications group;

•	Domestic wireless;

•	Latin America; and

•	Domestic advertising and publishing.

We have included the operations of all other businesses falling below the reporting threshold in the “All other businesses” segment.

Management evaluates the performance of each business unit based on net income, exclusive of internal charges for use of intellectual property and adjustments for unusual items that may arise. Unusual items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. In addition, when changes in our business affect the comparability of current versus historical results, we will adjust historical operating information to reflect the current business structure.

The following discussion highlights our performance in the context of these segments. For a more complete understanding of our industry, the drivers of our business, and our current period results, you should read this discussion in conjunction with our consolidated financial statements, including the related notes.

Communications Group

The communications group includes our core domestic businesses including: all domestic wireline voice, data, broadband, e-commerce, long distance, Internet services and advanced voice features. The group provides these services to an array of customers, including residential, business and wholesale.

Adjustments to Segment Results

Gross versus net presentation—We have adjusted the communications group’s historical revenues and expenses to present all revenues from sales of customer premises equipment on an agency-fee basis (net of associated direct costs). We made this adjustment to present these revenues on a basis comparable to amounts earned under a new vendor contract entered into during first quarter 2001. We have also adjusted the communications group’s historical revenues and expenses to reflect a change in reporting of gross receipts taxes in Florida. Beginning in the fourth quarter of 2001, we are required to account for the tax collected from customers as a pass-through billing (i.e. net presentation). Both of these changes are neutral to earnings as they reduce revenues and expenses by an equal amount.

SAB 101—Effective January 1, 2000, we changed the method of recognizing revenues and expenses derived from installation and activation activities. We did this to comply with new accounting guidance contained in SAB 101, which requires that revenues from such activities be deferred and recognized over the estimated life of the relationship with the customer. The change in methodology resulted in deferring an equal amount of revenue and expense and therefore did not impact earnings. For management purposes and in order to provide comparable revenue and expense data, we have adjusted the 1999 period to present the results which would have occurred if SAB 101 was adopted on January 1, 1999.

				Percent Change

				2000 vs.	2001 vs.
	1999	2000	2001	1999	2000

Results of Operations:
Segment operating revenues:
Local service	$10,686	$11,468	$11,810	7.3	3.0
Network access	4,639	4,769	4,969	2.8	4.2
Long distance	681	675	747	(0.9)	10.7
Other communications	1,463	1,543	1,545	5.5	0.1
Total segment operating revenues	17,469	18,455	19,071	5.6	3.3
Segment operating expenses:
Operational and support expenses	8,392	8,683	9,260	3.5	6.6
Depreciation and amortization	3,479	3,786	4,045	8.8	6.8
Total segment operating expenses	11,871	12,469	13,305	5.0	6.7
Segment operating income	5,598	5,986	5,766	6.9	(3.7)
Segment net income	$3,166	$3,356	$3,304	6.0	(1.5)
Key Indicators:
Access line counts:
Access lines:
Residential	17,002	17,135	16,773	0.8	(2.1)
Business	8,232	8,525	8,440	3.6	(1.0)
Other	265	248	209	(6.4)	(15.7)
Total access lines	25,499	25,908	25,422	1.6	(1.9)
Access line equivalents(1)	17,477	27,892	40,207	59.6	44.2
Total equivalent access lines	42,976	53,800	65,629	25.2	22.0
Resold lines and unbundled network elements	816	1,308	1,737	60.3	32.8
Access minutes of use (millions)	110,755	115,217	110,106	4.0	(4.4)
Long distance messages (millions)	644	504	430	(21.7)	(14.7)
DSL customers	30	215	621	N/M *	188.8
Digital and data services revenues	$2,683	$3,409	$4,338	27.1	27.3
Calling feature revenues	$1,913	$2,145	$2,281	12.1	6.3
Capital expenditures	$4,853	$5,440	$5,125	12.1	(5.8)

*	Not Meaningful

(1)	Access line equivalents represent a conversion of non-switched data circuits to a switched access line basis and are presented for comparability purposes. Equivalents are calculated by converting high-speed/high-capacity data circuits to the equivalent of a switched access line based on transport capacity. While the revenues generated by access line equivalents have a directional relationship with these counts, growth rates cannot be compared on an equivalent basis.

Segment operating revenues

Local service

Local service revenues increased $342 during 2001 and $782 during 2000, attributable to strong growth in digital and data revenues, wholesale revenues, and by our marketing of calling features. Those increases were offset by a decrease in basic service revenues reflecting competition, rate reductions and a slowing economy. Revenues were $118 lower in 2001 and $204 lower in 2000 reflecting net deferrals related to SAB 101. These decreases were entirely offset by corresponding decreases in operating expenses.

Residential access lines decreased 2.1% in 2001 and rose 0.8% in 2000. Business access lines decreased 1.0% in 2001 and increased 3.6% in 2000. We have experienced a worsening trend in access line declines over the past five quarters. The core business was affected by a slowing economy, as evidenced by negative employment growth of 0.1% in the southeast in 2001 compared to positive growth of 2.1% in 2000, competitive impacts related to over 300 active carriers authorized to provide telecommunications services in our region and technological changes manifested in the shifting of customers from wireline to wireless and second line customers to high-speed access service.

At December 31, 2001, we provided 1.7 million wholesale lines to competitors, on both a resale and unbundled network elements (UNE) basis. At December 31, 2001, UNEs accounted for approximately 59% of our wholesale lines and at December 31, 2000 they represented 41%. Because of the larger discounts associated with UNEs versus resale, this shift to UNEs is negatively impacting our revenue growth. We also estimate that we have lost an additional 2.2 million lines to facilities based competitors.

Revenues from optional calling features such as caller ID, call waiting, call return and voicemail service increased $136, or 6.3%, during 2001 and $232, or 12.1%, during 2000. These increases were driven by growth in calling feature usage through our Complete Choice® package, a one-price bundled offering of over 20 calling features.

Increased penetration of extended local area calling plans driven by demand for Area Plus, a BellSouth package that combines a basic telephone line with an expanded local calling area, also increased local service revenues by approximately $52 during 2001 and $168 during 2000. Area Plus packages grew 11.1% in 2001 to over 2 million.

Network access

Network access revenues increased $200 in 2001 and $130 in 2000. Revenues from dedicated high-capacity data line offerings grew approximately $411 in 2001 and $296 in 2000 as Internet service providers and high-capacity users increased their use of our network. The increases were offset by a decline of $216 in 2001 and $62 in 2000 in revenues derived from switched access services resulting from a decrease in access minutes-of-use volumes and the impacts of access charge rate reductions. Access minutes-of-use decreased 4.4% in 2001 after an increase of 4.0% in 2000. These volumes continue to be negatively impacted by migration of minutes to dedicated digital and data services offerings which are fixed-charge based rather than minute-of-use based, competition from competitive local exchange carriers whose traffic completely bypasses our network, and the effect of alternative services such as wireless and Internet e-mail.

Net rate impacts also decreased revenues by $50 in 2001 and $339 in 2000. These reductions are primarily related to the FCC’s access reform and productivity factor adjustments. The reductions were partially offset by recoveries of local number portability costs in both 2001 and 2000.

Long distance

Long distance revenues increased $72 in 2001 after a decrease of $6 in 2000. Strong growth in wholesale long distance and prepaid long distance cards was partially offset by losses in intraLATA toll as toll messages declined 14.7% in 2001 and 21.7% in 2000. Growth in wholesale long distance was driven by increased sales to second and third tier long distance carriers and higher volumes related to Cingular driven by proliferation of free long distance plans. IntraLATA toll losses are driven by the increased demand for Area Plus services, which are included in local service.

Other communications

Other communications revenues growth was flat in 2001 after an increase of 5.5% in 2000. For 2001, growth in revenues from wireless interconnection and higher sales of data networking equipment were offset by reductions in payphone revenues as BellSouth continues to transition out of this business by year-end 2003 and by impacts related to exiting the wireless entertainment business. The increase in 2000 was primarily attributable to proceeds from universal service funds, partially offset by decreases in sales of customer premises equipment.

Segment operating expenses

Operational and support expenses

Operational and support expenses increased $577 during 2001 and $291 during 2000. The increase in 2001 was primarily attributable to higher labor costs associated with data growth initiatives and customer service initiatives, higher ongoing information technology expenses and service penalties. In addition, the provision for uncollectible receivables increased $171 as the slowing economy caused an increase in CLEC and small business failures. The increase in 2001 also included $150 for costs of sales associated with wholesale long distance and data networking equipment. These increases were offset by credits to expense of $141 as recognized pension plan credits exceeded expenses from other retiree benefits.

The increase in 2000 was primarily attributable to increases in labor costs and reciprocal compensation expense totaling $230. Also contributing to this increase were expenses related to data initiatives, including high-speed Internet access and optical-fiber based broadband services, and promotional expenses related to expanding our Internet customer base. These increases were offset by credits to expense of $106 as recognized pension plan credits exceeded expenses from other retiree benefits.

Expenses were $118 lower in 2001 and $204 lower in 2000 reflecting net deferrals related to SAB 101. These decreases were entirely offset by corresponding decreases in operating revenues.

Depreciation and amortization

Depreciation and amortization expense increased $259 during 2001 and $307 during 2000. The increases are primarily attributable to amortization of capitalized software and depreciation resulting from higher levels of net property, plant and equipment partially offset by declines in the overall composite depreciation rate.

Domestic Wireless

During fourth quarter 2000, we contributed our domestic wireless operations to a joint venture with SBC Communications, forming the second largest wireless carrier in the U.S., Cingular. We own an approximate 40% economic interest in the venture and share control with SBC. We account for the investment under the equity method. For management purposes, we evaluate our domestic wireless segment based on our proportionate share of Cingular’s results. Accordingly, results for our domestic wireless segment reflect the proportional consolidation of approximately 40% of Cingular’s results for all of 2001 and the last three months of 2000, whereas the first nine months of 2000 and all of 1999 reflect the historical results of our wireless business that were contributed to Cingular. Because of the change in operations, growth rates are not indicative of the underlying operations.

Certain reclassifications of prior period amounts have been made, where appropriate, to reflect comparable operating results.

				Percent Change

				2000 vs.	2001 vs.
	1999	2000	2001	1999	2000

Segment operating revenues:
Service revenues	$3,238	$3,944	$5,227	21.8	32.5
Equipment revenues	303	337	416	11.2	23.4
Total segment operating revenues	3,541	4,281	5,643	20.9	31.8
Segment operating expenses:
Operational and support expenses	2,641	3,129	3,856	18.5	23.2
Depreciation and amortization	692	642	767	(7.2)	19.5
Total segment operating expenses	3,333	3,771	4,623	13.1	22.6
Segment operating income	208	510	1,020	145.2	100.0
Net earnings (losses) of equity affiliates	143	146	(29)	2.1	N/M *
Segment net income	$161	$297	$425	84.5	43.1
Customers (000s)	4,887	8,337	8,638	70.6	3.6
Average monthly revenue per customer	$59	$57	$52	(3.4)	(8.8)

*	Not meaningful

Segment operating revenues

Segment operating revenues grew $1,362 during 2001 and $740 during 2000 when comparing our approximate 40% proportionate interest in Cingular to our wireless properties prior to the contribution. These increases are attributable to changes in the operations between the periods and by the larger customer base created by the formation of Cingular.

On a proforma basis, as if Cingular had been formed on January 1, 1999, Cingular’s revenues increased 12.8% in 2001 and 15.3% in 2000, driven by increases in the cellular and PCS customer base of 9.7% in 2001 and 18.6% in 2000. The slower growth in 2001 reflects the economic slowdown, higher penetration levels and increasing competition. In addition, the rate of customer growth was impacted by higher churn reflecting management initiatives to migrate analog customers to digital services and improve the profitability of prepaid services. Average monthly usage by customers increased during 2001 and 2000 partially offset by lower per minute pricing. Average monthly revenue per customer decreased in 2001 and remained relatively flat during 2000 due primarily to declines in revenue received from other wireless carriers for their customers roaming on Cingular’s network.

Segment operating expenses

Operational and support expenses

Operational and support expenses increased $727 during 2001 and $488 during 2000. As with revenues, these increases were also attributable to the change in operations between periods.

On a proforma basis, as if Cingular had been formed on January 1, 1999, Cingular’s expenses increased 12.0% in 2001 and 14.1% in 2000. Cingular’s expense growth was driven by increased service costs resulting from a rise in minutes of use, higher bad debt expense due to the slowing economy, higher cash expenses for marketing and advertising related to Cingular’s national branding campaign and merger and integration related expenses. Cost of equipment also increased primarily due to an increase in handset purchases in order to accommodate substantial growth, coupled with a shift towards higher priced handsets.

Depreciation and amortization

Depreciation and amortization increased $125 during 2001 and decreased $50 during 2000.

On a proforma basis, as if Cingular had been formed on January 1, 1999, Cingular’s 2001 expenses increased 5.5% over 2000, largely attributable to higher levels of gross property, plant and equipment. Depreciation expense in 2000 was favorably impacted by the lower asset base which resulted from accelerated depreciation in an equipment exchange program.

Net earnings (losses) of equity affiliates

Net earnings (losses) of unconsolidated domestic wireless businesses decreased $175 in 2001 and remained relatively flat between 1999 and 2000. The 2001 decrease is attributable to the contribution to Cingular of our ownership interests in our domestic wireless equity affiliates and losses related to the formation of a network joint venture with VoiceStream in late 2001.

Latin America

The Latin America segment is comprised of our investments in wireless businesses in eleven countries in Latin America. Consolidated operations include our businesses in Argentina, Chile, Colombia, Ecuador, Nicaragua, Peru and Venezuela. All other businesses, the most significant being the wireless operations in Brazil, are accounted for under the equity method, and accordingly their results are reported as Net earnings (losses) of equity affiliates.

				Percent Change

				2000 vs.	2001 vs.
	1999	2000	2001	1999	2000

Segment operating revenues:
Service revenues	$2,084	$2,386	$2,430	14.5	1.8
Equipment revenues	133	197	170	48.1	(13.7)
Other revenues	119	248	249	108.4	0.4
Advertising and publishing revenues	69	135	86	95.7	(36.3)
Total segment operating revenues	2,405	2,966	2,935	23.3	(1.0)
Segment operating expenses:
Operational and support expenses	1,849	2,311	2,050	25.0	(11.3)
Depreciation and amortization	450	605	605	34.4	N/M *
Total segment operating expenses	2,299	2,916	2,655	26.8	(9.0)
Segment operating income	106	50	280	(52.8)	N/M
Net losses of equity affiliates	(46)	(45)	(36)	2.2	20.0
Segment net loss	$(86)	$(152)	$(50)	(76.7)	67.1
Customers(1) (000s)	4,230	7,069	7,585	67.1	7.3
Average monthly revenue per customer(1)	$52	$34	$25	(34.6)	(26.5)

*	Not meaningful

(1)	The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.

Segment operating revenues

Segment operating revenues decreased $31 in 2001 and increased $561 in 2000. The 2001 results were negatively affected by numerous factors including:

•	The continued weakening of our Latin American operations’ local currencies against the U.S. Dollar. Absent changes in foreign currency exchange rates, revenues would have been $156 higher in 2001;

•	Unfavorable changes in the interconnection agreements as well as changes in telecommunication regulation, which reduced revenues by approximately $64;

•	Decreases in equipment revenues at our operations in Venezuela and Argentina totaling $55, attributable to a reduction in gross customer additions from 2000;

•	A $49 decrease in advertising and publishing revenues attributable to increased competitive and economic pressures on our wireless operations in Brazil; and

•	The loss of $63 in revenues from BellSouth Access, a wholesale communications provider. This operation was shut down in November 2000.

These decreases were partially offset by a $189 increase in the revenues from the Colombian operations which were acquired in mid-2000, as well as $46 in revenues from complementary business ventures in Venezuela, primarily wholesale long distance voice, data access and transport and Internet access.

The 2000 revenue increase was primarily due to substantial growth in the customer bases of our consolidated wireless operations, which collectively increased by 2.8 million customers or 67.1%. Included in this increase were 859,000 customers in the Colombian operations. The 2000 increase also includes:

•	Unfavorable changes in foreign currency exchange rates significantly offset growth during 2000; absent changes in those rates, revenues would have been $289 higher in 2000;

•	$147 of revenues attributable to the Colombian wireless operations acquired in mid-2000 and the consolidation of the Nicaraguan operations beginning first quarter 2000;

•	Growth in advertising and publishing revenues in Brazil and Peru totaling $66 in 2000;

•	Higher equipment revenues resulting from higher gross customer additions and an increase in prepaid customers who generally pay higher prices for equipment; and

•	$82 in new revenues from the long distance business in Argentina, which commenced in the first quarter of 2000.

Growth in both years was offset by declining monthly revenue per customer resulting from continued expansion into lower-usage customer segments through offerings such as prepaid cellular service as well as economic and competitive pressures in the region.

Segment operating expenses

Operational and support expenses

Operational and support expenses decreased $261 in 2001 and increased $462 in 2000. The 2001 decrease was the result of reductions in expenses resulting from a 17.4% decline in gross customer additions and reductions in administrative costs, partially offset by increased expenses from a full year of the Colombian operations. The increase in 2000 was primarily the result of operational and customer acquisition costs associated with growth in customer levels and expanded operations. The 2000 increase also includes $125 of expenses attributable to the Colombian wireless operations which were acquired in mid-2000 and the consolidation of the Nicaraguan operations beginning first quarter 2000. Since 1999, our existing operations have added 1.8 million customers in Argentina, Chile and Venezuela. We have also added approximately 1.6 million customers through the acquisition and development of businesses in Colombia, Ecuador, Nicaragua and Peru.

Operational and support expenses denominated in local currencies were favorably impacted by the weakening of foreign currencies against the U.S. Dollar. Absent changes in foreign currency exchange rates, operational and support expenses would have been $105 higher in 2001 and would have been $177 higher in 2000.

Depreciation and amortization

Depreciation expense decreased $20 in 2001 and increased $92 in 2000. The decrease in 2001 is a result of lower depreciation in Venezuela due to a change in the useful life of network equipment effective first quarter 2001 offset by higher gross depreciable plant resulting from the continued investment in our wireless network infrastructure. Amortization expense increased $20 during 2001 as a result of the intangibles related to our purchase of the operations in Colombia.

The increase in 2000 is due primarily to higher gross depreciable plant resulting from the continued investment in our wireless network infrastructure. Amortization expense increased $63 during 2000 as a result of the intangibles related to our purchase of the operations in Colombia and acquisition activity during 1999 related to an increase in our ownership in Peru and purchases of interests in advertising and publishing entities in Brazil.

Net losses of equity affiliates

Net losses from our Latin American equity affiliates improved $9 to $(36) in 2001 and $1 to $(45) in 2000.

Domestic Advertising and Publishing

Our domestic advertising and publishing segment is comprised of companies in the U.S. that publish, print, sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic product offerings.

				Percent Change

				2000 vs.	2001 vs.
	1999	2000	2001	1999	2000

Segment operating revenues	$1,960	$2,066	$2,091	5.4	1.2
Segment operating expenses:
Operational and support expenses	1,024	997	1,023	(2.6)	2.6
Depreciation and amortization	27	28	28	3.7	N/M *
Total segment operating expenses	1,051	1,025	1,051	(2.5)	2.5
Segment operating income	909	1,041	1,040	14.5	(0.1)
Segment net income	$567	$635	$633	12.0	(0.3)

*	Not meaningful

Segment operating revenues

Revenues increased $25 during 2001 and $106 during 2000. Overall industry growth slowed during 2001 in connection with the economic decline, which lowers demand for advertising. The increases in both 2001 and 2000 were principally a result of volume growth, changes in ad mix and nominal price increases.

Segment operating expenses

Operational and support expenses increased $26 in 2001 and decreased $27 in 2000. The increase in 2001 is attributable to increases of $47 in the directory businesses, partially offset by $21 of lower expense related to electronic media offerings. Provisions for uncollectible receivables was a primary driver of the increase as other costs were held in line with revenue growth. The decrease in 2000 was attributable to lower costs of $45 in the directory businesses attributable to expense control efforts, partially offset by $17 of higher expenses related to electronic media offerings.

Depreciation and amortization remained relatively flat in both 2000 and 2001.

All Other Businesses

All other businesses primarily consists of a captive insurance subsidiary and equity investments in wireless operations in Germany, Denmark and Israel.

				Percent Change

				2000 vs.	2001 vs.
	1999	2000	2001	1999	2000

Segment operating revenues	$77	$103	$140	33.8	35.9
Segment operating expenses	$86	$79	$113	(8.1)	43.0
Segment operating (loss) income	$(9)	$24	$27	N/M *	12.5
Net earnings of equity affiliates	$70	$40	$4	(42.9)	N/M
Segment net income	$61	$49	$31	(19.7)	(36.7)

*	Not meaningful

Segment Operating Results

Revenues and expenses were derived primarily from the sale of insurance on wireless handsets and amortization of deferred revenues related to a transaction with Crown Castle to monetize wireless towers in 1999. In addition, revenues for 2000 and 1999 included revenues from wireless data operations in Belgium, the Netherlands and the United Kingdom which were sold in mid-2000.

Net earnings of equity affiliates declined $36 in 2001 and $30 in 2000. The declines were attributable to the German operations, partially offset by income from the operations in Denmark and Israel.

During 2001, we sold a 24.5% ownership interest in Skycell, an Indian wireless venture.

Liquidity and Financial Condition

Net cash provided by (used for):

				Percent Change

				2000 vs.	2001 vs.
	1999	2000	2001	1999	2000

Operating activities	$8,199	$8,590	$7,998	4.8	(6.9)
Investing activities	$(9,888)	$(9,303)	$(7,039)	5.9	24.3
Financing activities	$(167)	$487	$(1,428)	N/M *	N/M

*	Not meaningful

Net cash provided by operating activities

Cash generated by operations decreased $592 during 2001 and increased $391 during 2000. The decrease in 2001 was driven primarily by the contribution of our domestic wireless operations to the Cingular joint venture in 2000. Those operations, which were contributed in October 2000, generated total operating cash flow of $892 during the first three quarters of 2000. This decrease was partially offset by favorable timing of tax and other payments supporting operational activity.

The increase in 2000 was driven by higher revenues, offset significantly by a $530 decrease in proceeds associated with the sublease of wireless towers to Crown Castle. Partially offsetting these impacts were higher working capital demands to support growth in our communications group, substantial increases in the wireless customer base and initiatives such as Internet and long distance.

Net cash used for investing activities

During 2001, we invested $5,997 for capital expenditures to support our wireline and wireless networks, to promote the introduction of new products and services and to increase operating efficiency and productivity. Significant investments were also made to support deployment of high-speed Internet access and optical fiber-based broadband services. Also during 2001, we advanced $1,850 to E-Plus via demand notes that replaced previously guaranteed debt, invested $279 in loan participation agreements related to the Colombian operations and invested approximately $105 in our wireless operations in Brazil. We also generated approximately $1,100 through the sale of a portion of our investment in Qwest common stock.

Net cash provided by (used for) financing activities

During 2001 and 2000, we refinanced a portion of our commercial paper borrowings with proceeds from the issuance of long-term debt. We paid dividends of $0.76 per share during both years.

Our debt to total capitalization ratio was 52.0% at December 31, 2001 compared to 54.2% at December 31, 2000. The change is primarily a function of increases in shareholders’ equity.

Anticipated sources and uses of funds

Cash flows from operations are our primary source of cash for funding existing operations, capital expenditures, debt interest and principal payments, and dividend payments to shareholders. Should the need arise, however, we believe we are well positioned to raise capital in the public debt markets. At December 31, 2001, our long-term debt rating was Aa3 from Moody’s Investor Service and A+ from Standard and Poor’s. Our short-term credit rating at December 31, 2001 was P-1 from Moody’s and A-1 from Standard and Poor’s. Our commercial paper program at the end of last year was $8.0 billion, but only $2.5 billion was outstanding. We believe we have ready access to the commercial paper market in the event funding in excess of our operating cash flows is needed. Furthermore, we have $2.5 billion in unused committed back-up lines of credit available in case we are unable to access the commercial paper market. We also have a registration statement on file with the SEC under which $2.3 billion of long-term debt securities could be issued. While current liabilities exceed current assets, our sources of funds – primarily from operations and, to the extent necessary, from readily available external financing arrangements – are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the needs of our business for at least the remainder of 2002.

We anticipate generating more than sufficient cash from operations in 2002 to cover planned capital expenditures of $4.8 billion to $5.0 billion, dividend payments to shareholders, and current maturities of long-term debt. Certain non-recurring events, described below, may absorb additional cash resources.

BellSouth owns approximately 66% of BellSouth Colombia. BellSouth’s partner holds the remaining 34%.

BellSouth has agreed with our partner to a series of related put and call agreements whereby we can acquire, or could be compelled by our partner to acquire, additional shares of the company, up to the partner’s entire interest, at a price approximately equal to appraised fair value. Our partner has the right to put to us approximately one-half of his 34% interest in the Colombian operations in 2002. The remaining balance can be put to us beginning in 2006 until 2009. BellSouth’s first call option for up to a number of shares currently equal to approximately 10.5% of BellSouth Colombia’s outstanding common stock is first exercisable in December 2003. We cannot determine whether BellSouth or its partner will exercise their rights under the agreement, or the amount if exercised.

BellSouth owns approximately 78% of Telcel, our Venezuelan operation. Telcel’s other major shareholder holds an indirect 22% interest in Telcel. That shareholder has the right to require BellSouth to purchase (the puts), and BellSouth has the right to require that shareholder to sell (the calls) to BellSouth, approximately half of that shareholder’s interest in Telcel in 2000 and the remaining balance in 2002. In 2000, the shareholder initiated a process for appraising the value of its interest in Telcel. If BellSouth exercises its call right, BellSouth would purchase that shareholder’s interest at between 100% and 120% of its appraised fair value. If the shareholder elects to require BellSouth to purchase the interest, BellSouth would do so at between 80% and 100% of its appraised fair value. We cannot determine whether BellSouth or its partner will exercise their rights under the agreement, or the amount if exercised.

Other events that may absorb additional cash resources are discussed below under “Operating Environment and Trends of the Business — Latin America Economic Trends.”

On January 22, 2002, the SEC issued FR-61 Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations. The release sets forth certain views of the Commission regarding disclosure that should be considered by registrants. Disclosure matters addressed by the release are liquidity and capital resources including off-balance sheet arrangements, certain trading activities that include non-exchange traded contracts accounted for at fair value, and effects of transactions with related and certain other parties. The following tables set forth the information and format described in the release with regard to disclosures about contractual obligations and commercial commitments. These disclosures are also included in the notes to the financial statements and cross referenced in the tables below.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due:

	Payments Due by Period

		Less than			After 5	Footnote
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years	reference[1]

Debt maturing within 1 year	$5,111	$5,111	$—	$—	$—	E
Long-term debt	15,326	—	3,783	1,738	9,805	E
Operating leases	796	129	298	74	295	M
Unconditional purchase obligations[2]	4,158	706	2,246	1,206	—	M
Interest rate swaps[3]	37	(7)	44	—	—	L
Forward contracts[3]	39	—	39	—	—	L
Total contractual cash obligations	$25,467	$5,939	$6,410	$3,018	$10,100

The following table discloses aggregate information about our commercial commitments. Commercial commitments are items that BellSouth could be obligated to pay in the future. They are not included in our consolidated balance sheet.

	Amount of Commitment Expiration per Period

	Total
	Amounts	Less than			After 5	Footnote
Other Commercial Commitments	Committed	1 year	1-3 years	4-5 years	years	reference[1]

Letters of credit and financial guarantees	$595	$175	$380	$30	$10	L
Venezuela put/call agreement[4]	—	—	—	—	—	M
Colombia put/call agreements[4]	—	—	—	—	—	M
Total commercial commitments	$595	$175	$380	$30	$10

The following table discloses aggregate information about our derivative financial instruments, the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period-end

	Total Fair	Less than			After 5	Footnote
Source of Fair Value	Value	1 year	1-3 years	4-5 years	years	reference[1]

Prices provided by external sources[5]	$(76)	$7	$(83)	—	—	L

[1]	Refers to the notes to BellSouth’s consolidated financial statements included herein.

[2]	The total unconditional purchase obligation includes $490 related to agreements with Qwest and Nortel that do not stipulate annual minimum purchases. The agreement with Qwest expires in four years and the Nortel agreement expires in 2003.

[3]	The amounts due for the interest rate swaps and forward contracts are based on market valuations at December 31, 2001. Actual payments, if any, may differ at settlement date.

[4]	The total amount that could be paid under the agreements is based on appraised fair market value. These entities are not publicly traded and therefore a determination of fair market value is not practicable as of the date of this filing. These agreements expire in 2003 for Venezuela and 2009 for Colombia.

[5]	Fair value of derivative financial instruments are provided by external sources, primarily the counterparty to the contract.

Related party transactions

We own an approximate 40% interest in Cingular. We generated revenues of approximately $230 in 2001 and $65 in 2000 from the provision of local interconnect and long distance services to Cingular. We also earned $287 in 2001 and $72 in 2000 from interest income on advances to Cingular.

We have also made advances to several other affiliates. These advances totaled $2,888 at December 31, 2001 and $1,094 at December 31, 2000. We earned $89 in 2001, $56 in 2000 and $51 in 1999 from interest income on these advances.

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, changes in equity investment prices and foreign currency exchange rate fluctuations. To manage this exposure, we employ risk management strategies including the use of derivatives such as interest rate swap agreements, foreign currency forwards and currency swap agreements. We do not hold derivatives for trading purposes.

Interest Rate Risk

Our objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Interest rate swaps are used to convert a portion of our debt portfolio from a variable rate to a fixed rate or from a fixed rate to a variable rate.

Foreign Currency Translation

The functional currency for most of our foreign operations is the local currency. The translation of income statement and balance sheet amounts of these entities into U.S. Dollars are recorded as cumulative translation adjustments, which are included in accumulated other comprehensive income (loss) in our consolidated balance sheets. We have not hedged our accounting translation exposure to foreign currency fluctuations relative to these investments.

Foreign Exchange Risk

Our objective in managing foreign exchange risk is to protect against cash flow and earnings volatility resulting from changes in foreign exchange rates. Short-term foreign currency transactions and commitments expose us to changes in foreign exchange rates. We occasionally enter into forward contracts and similar instruments to mitigate the potential impacts of such risks. The success of these strategies, however, depends on many factors and, as a result, such hedging may be ineffective.

Several of our foreign operations hold U.S. Dollar-denominated debt and recognize foreign currency gains or losses based on movements in the exchange rate between the U.S. Dollar and local currencies. Our proportionate share of these liabilities was $1.56 billion at December 31, 2001. The equity income related to these investments is subject to fluctuations in the U.S. Dollar/ local currency exchange rate. See “Operating Environment and Trends of the Business—Foreign Risks.”

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

The following table provides information, by maturity date, about our interest rate sensitive financial instruments, which consist of fixed and variable rate debt obligations and includes the debt of our consolidated Latin American operations. Fair values for the majority of our long-term debt obligations are based on quotes from dealers.

							Total
							Recorded
	2002	2003	2004	2005	2006	Thereafter	Amount	Fair Value

Debt:
Fixed rate debt	$5,063	$861	$275	$467	$1,003	$9,493	$17,162	$17,492
Average interest rate	3.78%	6.98%	8.69%	6.67%	5.10%	6.93%
Variable rate debt	$48	$1,800	$180	$200	$735	$—	$2,963	$2,963
Average interest rate	9.76%	2.04%	2.82%	4.18%	7.50%	—%

Proportional Debt

Our consolidated debt at December 31, 2001 was $20,125 representing the debt of all consolidated subsidiaries. We have minority partners in various consolidated wireless properties as well as significant investments in other wireless properties that are not consolidated for accounting purposes due to the fact that we do not exercise control over those operations. The following table presents our proportionate share of total debt for all of our investments — adjusting our share of debt in each of our consolidated subsidiaries or equity method investments based on ownership percentages.

Consolidated debt	$20,125
Less: debt attributable to minority partners	(464)
Plus: debt associated with unconsolidated investments (excluding shareholder loans)	2,800

Proportional debt	$22,461

Debt attributable to minority partners represents our minority partners’ share of external debt included in our consolidated balance sheet at December 31, 2001.

Debt associated with unconsolidated investments relates primarily to our interests in Cingular and Brazil. This is non-recourse debt.

Operating Environment and Trends of the Business

Domestic Economic Trends

The nation’s economy went into a recession beginning in March 2001. The output of goods and services grew an estimated 1.1% for 2001 after expanding 4.1% for 2000. The unemployment rate reached 5.8% in December 2001, up from an average of 4.0% during 2000. The manufacturing sector has contracted more sharply than other sectors of the economy. Industrial production in December 2001 had declined 7.0% from its peak in June 2000. The Southeast region with its large manufacturing base has been especially adversely affected by the recession. In the nine-state region served by BellSouth Telecommunications, Inc., manufacturing employment declined 5.4% from December 2000 to December 2001. Total employment in the region fell 0.1% during that period. The national economy and the regional economy are expected to recover in 2002. Demographic trends in the nine-state region remain favorable. Population growth has averaged 1.5% annually, with net migration adding more than 500,000 people to the region each year. This growth is likely to bring stronger demand for telecommunications services. The heightened competition faced by BellSouth Telecommunications, Inc. and the growing percentage of revenues from unregulated businesses have raised the susceptibility of BellSouth’s financial performance to cycles in the economy.

Latin American Economic Trends

Economic conditions in Latin America have been deteriorating as the U.S. economy has entered a recession. Certain of our partners in our international operations have advised us that they may be unable or unwilling to provide their share of any additional equity capital contributions. In certain cases, the same operations’

banks have advised us that they will require that the shareholders in the operations provide additional equity, loans or shareholder guarantees as a condition to the banks’ providing additional debt financing or extending the maturity of, or renewing, existing debt financing.

The following table presents our investments in, and related commitments, for our four largest operations in Latin America at the end of 2001.

			Advances
	Book		to	External
	Investment		Subsidiary	Debt(a)	Guarantees

Brazil	$(60	)(b)	$375	$853	$100	(c)
Argentina	379		—	306	—
Venezuela	1,334		—	97	—
Colombia	701		279 (d)	509	—

	$2,354		$654	$1,765	$100

(a)	Represents BellSouth’s proportionate share of each operation’s non-shareholder related debt. All debt is non-recourse.

(b)	We will continue to record losses for our Brazil operations until the sum of our investment in and advances to these operations equal zero.

(c)	Guaranteed in January 2002.

(d)	Represents a loan participation agreement with a third party.

Brazil. Brazil’s gross domestic product (GDP) growth slowed markedly in the second half of 2001 due mostly to a decline in industrial production during the third quarter. Estimated real GDP growth for the year is about 1.5%. Monetary policy has been kept tight to limit inflation and to bolster the currency. The Brazilian Real depreciated about 40.0% compared to the U.S. Dollar in mid-2001, but rebounded to finish the year down 17.0%. Slow economic growth in the range of 2.0 to 2.5% is expected in 2002.

In Brazil, our partners and we are discussing with our banks the funding requirements of our Brazilian operations for 2002, including the source of funds for required principal payments to the banks. We have not yet agreed as to the sources of funds for these requirements and there can be no assurance that we will reach agreement.

Argentina. Argentina’s economy is in its fourth year of recession. The Argentine government has removed the peg of the peso to the U.S. Dollar, resulting in a significant devaluation of the peso against the dollar. The Argentine government has also defaulted on the payment of its debt obligations. Whether companies doing business in Argentina will default on their obligations depends upon their own financial condition, and, in the case of U.S. Dollar obligations, continued access to the foreign exchange markets.

Default and currency devaluation, although long-anticipated, have resulted in considerable uncertainty about the government’s political stability, its management of the economy and the current exchange rate regime. Economic activity slowed sharply in the last weeks of 2001, and real GDP declined an estimated 2.8% for the year. The outlook is poor for 2002 with real GDP expected to drop another 5.0 to 6.0%. Inflation seems likely to return to Argentina as a consequence of the currency devaluation.

After giving effect to the devaluation, our Argentine operation is no longer in compliance with the financial covenants of two U.S. Dollar-denominated loans. Although there can be no assurance, we expect that this operation will be able to continue to make interest payments on these loans so long as the government allows access to the foreign exchange markets, and we anticipate that this operation will seek from its banks a waiver of any default and a renegotiation of its financial covenants and a restructuring of its principal payments.

Venezuela. Economic growth was sluggish in 2001. Public expenditures, financed by taxation of oil revenues, provided most of the growth. The banded exchange rate helped to restrain inflation to 13.0% but the elimination of such band in February 2002 may cause an increase in inflation going forward. Lifting the band on the currency should increase the competitiveness of the non-oil private sector. The fiscal deficit is near 5.0% of GDP and is an ongoing problem. Political risk spiraled upward in the last months of 2001 as the presidency of Hugo Chavez encountered difficulties in its relationships with both labor unions and the business community. Uncertainty over economic policies has risen. Economic growth will remain moderate at best in 2002.

From time to time, the Venezuelan government has considered imposing foreign exchange controls. If implemented, our ability to repatriate funds from this operation would be adversely affected.

Colombia. Weak demand domestically and for its exports caused Colombia’s economic growth to be below expectations in 2001. Real GDP growth was likely below 3.0% and could end up nearer to 2.0% for the year. An expected, albeit modest, recovery of export demand should boost growth back over 3.0% in 2002. The weak economy has lowered inflation to 8.0%, and it is expected to remain below 10.0% in the near term. Economic growth will be slow until confidence returns and investment spending picks up. That might take some time as the peace process has been stumbling and the political outlook is uncertain. The exchange rate was relatively stable in 2001. Given the risky economic and political environment, some volatility going forward should be expected.

Our partner in Colombia has the right to put to us approximately half of its 34% interest in our Colombian operations, beginning in June 2002. In December 2002,

we have the right to put to our partner U.S. $35 of debt in our Colombian operations. We are discussing the funding requirements for our Colombian operations for 2003, including the source of funds for required principal payments to our operation’s banks, with our partner and the banks.

Regulatory Developments

The FCC regulates rates and other aspects of carriers’ provision of interstate telecommunications services while state regulatory commissions have jurisdiction over carriers’ provision of intrastate telecommunications services. Our future operations and financial results will be substantially influenced by developments in a number of federal and state regulatory proceedings. Adverse results in these proceedings could materially affect our revenues, expenses and ability to compete effectively against other telecommunications carriers.

Price Regulation. The FCC regulates interstate prices using a price regulation plan, which limits aggregate price changes to the rate of inflation, minus a productivity offset, plus or minus other cost changes recognized by the FCC. The productivity factor can vary among services. Interstate prices have been decreasing over the last few years as a result of low inflation in the U.S. economy.

Our intrastate prices are regulated under price regulation plans provided by statute or approved by state public service commissions. Under these plans, the state regulatory commissions or state legislatures have established maximum prices that can be charged for certain telecommunication services. Some plans are subject to periodic review and may require renewal. These commissions generally may require price reductions and other concessions from us as a condition to approving these plans. The Mississippi Public Service Commission has completed its review of the Mississippi price regulation plan. In an order dated October 31, 2001, the Mississippi Commission approved the plan for an additional six year term with certain modifications, including new performance measures. We expect that the plan in North Carolina will be reviewed during June 2002. Upon review or renewal, a regulatory commission could require substantial modifications to prices and other terms of these plans. In addition, a petition by the South Carolina Consumer Advocate to review the level of our earnings under a subsequently invalidated price regulation plan in South Carolina is currently on appeal.

Access Charge Reform. Federal policies implemented by the FCC have strongly favored access reform, whereby the historical subsidy for local service that is contained in network access charges paid by long distance carriers is moved to end-user charges or universal service funds, or both.

In May 2000, the FCC released an order, referred to as the CALLS order, designed to result in lower consumer prices for long distance service by reforming the way in which access costs are recovered. The order applies to all local exchange carriers operating under price caps, and as such covers BellSouth. The order reduces the productivity factor to 0.0% for products that meet price targets as specified in the order. Although the order reduces the access charges paid to BellSouth by other carriers, we are able to increase subscriber line charges paid by residential and single-line business customers each year through 2003. Any increases which we request after July 2001 are subject to a cost review. In December 2001, the FCC began a cost review associated with a $1.00 increase in the residential and single-line business subscriber line charge that is scheduled to take effect July 1, 2002. If the increase in residential and single-line business subscriber line charges is permitted to take effect, there will be a corresponding decrease in the charges paid by carriers.

On April 27, 2001, the FCC released a Notice of Proposed Rulemaking that commences a broad inquiry that will begin a fundamental examination of all forms of intercarrier compensation—payments among telecommunications carriers resulting from their interconnecting networks. In general, there are two broad classes of intercarrier compensation: (1) reciprocal compensation that applies to local calls; and (2) access charges that apply to long distance calls. The objective of the Notice of Proposed Rulemaking is to examine the existing rules pertaining to intercarrier compensation and explore alternative forms of intercarrier compensation. This proceeding could lead to permanent changes in the compensation that BellSouth currently receives from other carriers and its end user customers. One alternative under consideration is “bill and keep,” a policy that requires carriers to exchange traffic freely with each other and to recover from end user customers the costs of originating and terminating traffic.

Also on April 27, 2001, the FCC released an Order on Remand and Report and Order addressing the issue of compensation for ISP traffic. In its Order, the FCC acknowledged that dial-up calls to Internet service providers are not local calls, but instead are “information access” traffic exempt from the reciprocal compensation provisions of the Telecommunications Act of 1996. The FCC has implemented a three-year interim period during which local carriers will pay intercarrier compensation for such calls in decreasing increments. After the three-year interim period, the new rules on intercarrier compensation to be adopted in connection with the Notice of Proposed Rulemaking referred to above are expected to be in effect. If no rules have been adopted by that time, the intercarrier compensation in effect at the end of the third year would remain in effect. An appeal of the FCC Order is pending. If the Order is not affirmed on appeal, the rates we pay for Internet service provider traffic and other traffic subject to the FCC rates could change. Although we cannot currently estimate the possible change, we believe it could have an adverse effect on our expenses.

The FCC has considerable authority to establish policies for pricing and terms of local interconnection that had once been considered the exclusive jurisdiction of the state regulatory authorities. We expect the FCC to continue policies that promote local service competition. In addition, there are other aspects of access charges and universal service fund contribution requirements that continue to be considered by the state and federal regulatory commissions that could result in greater expense levels or reduced revenues.

Universal Service. Historically, network access charges paid by other carriers were set at levels that subsidized the cost of providing local residential service. The Telecommunications Act of 1996 requires that the FCC identify and remove the historical implicit local service subsidy from network access rates, arrange for a universal service fund to ensure the continuation of service to high-cost, low-income service areas and develop the arrangements for payments into that fund by all carriers. The FCC’s universal service order established funding mechanisms for high-cost and low-income service areas. We began contributing to the new funds in 1998 and are recovering our contributions through increased interstate charges to retail end users. We began receiving support for service to residents in Alabama, Kentucky, Mississippi and South Carolina in January 2000.

FCC Interconnection Order. In connection with the requirements of the Telecommunications Act of 1996, the FCC has adopted rules governing interconnection and related matters. The FCC has jurisdiction to set pricing standards for certain interconnection services between incumbent carriers and other carriers to be implemented by the state commissions. In December 2001, the FCC commenced its first triennial review of its policies concerning unbundled network elements. During the course of the proceeding, the FCC is expected to consider the circumstances under which incumbent local exchange carriers must make parts of their networks available to requesting carriers and will resolve any outstanding issues related to unbundled network elements. A decision increasing the unbundled network elements that we are required to make available, including allowing the substitution of unbundled network elements for special access services, to requesting carriers could have a material adverse effect on our revenues and results of operations.

Long Distance. In October 2001, we filed applications with the FCC to offer long distance service to customers in Louisiana and Georgia. These filings, which followed the unanimous approval by the Public Service Commissions (PSC) in Louisiana and Georgia, were withdrawn in December 2001. We refiled applications with the FCC to offer long distance service to customers in those states in February 2002. In October 2001, the Mississippi PSC unanimously endorsed BellSouth’s state-level filing to provide long distance service. We have also made filings with the PSCs in each of Alabama, Florida, Kentucky, North Carolina, South Carolina and Tennessee to review our compliance with the requirements for obtaining long distance authority. We expect to file an application with the FCC for each state at the appropriate point in the state commission’s consideration. We do not know if the FCC will require further changes in our network interconnection elements and operating systems before it will approve such petitions. Any such changes could result in significant additional expense and increased local service competition from CLECs that use our network.

Broadband Regulation. The FCC, various state public service commissions and Congress are all considering whether to adopt rules and regulations relating to the provision of broadband services. We are unable to predict whether any such regulations will be adopted. Any regulations relating to our provision of broadband services could adversely affect our business and results of operations.

Other State Regulatory Matters. In 2000, the Florida Public Service Commission issued a proposed agency action stating that our change in 1999 from a late charge based on a percentage of the amounts overdue to a flat rate fee plus an interest charge violated the Florida price regulation statute and voted that approximately $65 should be refunded. We protested the decision. On August 30, 2001, the Commission issued an order adopting its proposed action. We have appealed to the Florida Supreme Court and continue to collect the charges subject to refund. The total amount as of December 31, 2001 subject to potential refund was $83, including interest. No accrual has been recorded in the consolidated financial statements related to this matter.

During 2001, the Georgia and Louisiana Public Service Commissions each adopted new company performance measures, which will be used as one means to assess our wholesale service quality to competitive local exchange carriers. In addition, these Commissions each adopted a Self Enforcement Plan. Generally, the Self Enforcement Plans consist of three tiers. Under tier 1, we will be required to pay remedial sums to individual competitive local exchange carriers if we fail to meet certain performance criteria set by the relevant Commission. Under tier 2, we will pay additional sums directly to the State Treasury for failing to meet certain performance metrics. Under tier 3, if we fail to meet certain performance criteria, then our marketing and sales of long distance services allowed by the Telecommunications Act of 1996 may be suspended. Each Commission caps our annual liability under its Plan. We have made payments under each Self Enforcement Plan and we may be required to make payments in the future.

We are involved in numerous legal proceedings associated with state and federal regulatory matters, the disposition of which could materially impact our operating results and prospects. See note M to our consolidated financial statements.

Foreign Risks

Our reporting currency is the U.S. Dollar. However, most of our revenues are generated in the currencies of the countries in which we operate. In addition, many of our operations and equity investees hold U.S. Dollar-denominated short- and long-term debt. The currencies of many Latin American countries have experienced substantial volatility and depreciation in the past. Declines in the value of the local currencies in which we are paid relative to the U.S. Dollar will cause revenues and expenses in U.S. Dollar terms to decrease and dollar-denominated liabilities to increase in local currency terms. Where we consider it to be economically feasible, we attempt to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts or similar instruments as a vehicle for hedging; however, a substantial amount of our exposures are unhedged.

The impact of a devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Our ability to raise prices is limited in many instances by government regulation of tariff rates and competitive constraints. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot quantify the anticipated effect of exchange rate fluctuations on our business.

Economic, social and political conditions in Latin America are, in some countries, unfavorable and volatile, which may impair our operations or their financial results. These conditions could make it difficult for us to continue development of our business, generate revenues or achieve or sustain profitability. Historically, recessions and volatility have been primarily caused by: monetary, exchange rate and/or fiscal policies; currency devaluations; significant governmental influence over many aspects of local economies; political and economic instability; unexpected changes in regulatory requirements; social unrest or violence; slow or negative economic growth; imposition of trade barriers; and wage and price controls. Our Latin American business could be materially adversely affected if the recent political and economic crises in Argentina and Venezuela worsen, continue for a sustained period or spread to other Latin American countries.

Most or all of these factors have occurred at various times in the last two decades in our core Latin American markets. We have no control over these matters. Economic conditions in Latin America are generally less attractive than those in the U.S., and poor social, political and economic conditions may limit use of our services which may adversely impact our business.

For a discussion of certain of these factors that are currently affecting our operations in Latin America, see “Operating Environment and Trends of the Business — Latin American Economic Trends.”

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

Critical Accounting Policies

We have various policies that are important to the portrayal of our financial condition and results of operations. These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates or assumptions about the effect of matters that are inherently uncertain. These include the following:

•	We use the composite group remaining life method and straight-line composite rates to depreciate the assets of our telephone subsidiary as described in note A to our consolidated financial statements. We periodically review data on asset retirement activity, cost of removal and salvage values to determine adjustments to depreciation rates.

•	Revenues are recorded when services are provided as described in note A to our consolidated financial statements. Our pricing is subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition and other public policy issues. Different interpretations by regulatory bodies may result in adjustments to revenues in future periods. We monitor these proceedings closely and make adjustments to revenue accordingly.

•	We review the valuation of accounts receivable on a monthly basis. The allowance for uncollectible accounts is estimated based on historical experience of write-offs and future expectations of conditions that might impact the collectibility of accounts.

•	Each year we calculate the costs of providing retiree benefits under the provisions of SFAS 87 and SFAS 106. The key assumptions used in making these calculations are disclosed in note G to our consolidated financial statements. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current view of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends.

•	Our estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in note I to our consolidated financial statements. These reflect our assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final review of our tax returns by taxing authorities.

•	Our determination of the treatment of contingent liabilities in the financial statements is based on our view of the expected outcome of the applicable contingency. We consult with legal counsel on matters related to litigation and other experts both within and outside the company with respect to matters in the ordinary course of business. We accrue a liability if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable. We disclose the matter if either the likelihood of an adverse outcome is only reasonably possible or an estimate is not determinable.

•	We review long-lived assets for impairment as described in note A to our consolidated financial statements. In analyzing potential impairments, we use projections of future cash flows from the asset. These projections are based on our views of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values.

•	We have investments in equity securities that are accounted for under the cost method as discussed in note B to our consolidated financial statements. We evaluate whether declines in value are temporary or other-than-temporary. Temporary declines are reflected in other comprehensive income, and other-than- temporary declines are recorded as a realized loss with a new cost basis in the investment being established. This evaluation is based on the duration and extent to which the fair value is less than cost; the financial health of and business outlook for the investee, including industry performance, changes in technology, and operational and financing cash flow factors; and our intent and ability to hold the investment, including strategic factors.

Cautionary Language Concerning Forward-Looking Statements

In addition to historical information, this document contains forward-looking statements regarding events, financial trends and critical accounting policies that may affect our future operating results, financial position and cash flows. These statements are based on our assumptions and estimates and are subject to risks and uncertainties. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

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

While the below list of cautionary statements is not exhaustive, some factors that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

•	a change in economic conditions in domestic or international markets where we operate or have material investments which would affect demand for our services;

•	changes in U.S. or foreign laws or regulations, or in their interpretations, which could result in the loss, or reduction in value, of our licenses, concessions or markets, or in an increase in competition, compliance costs or capital expenditures;

•	a decrease in the growth rate of demand for the services which we offer;

•	the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;

•	protracted delay in our entry into the interLATA long distance market;

•	significant deterioration in foreign currencies relative to the U.S. Dollar in foreign countries in which we operate;

•	the potential unwillingness or inability of our partners to fund their obligations to our international joint ventures due to deteriorating economic conditions or other factors;

•	the potential unwillingness of banks or other lenders to lend to our international joint ventures due to deteriorating economic conditions and tightening credit standards;

•	higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;

•	the outcome of pending litigation;

•	unanticipated higher capital spending from, or delays in, the deployment of new technologies;

•	the impact of terrorist attacks on our business; and

•	the impact and the success of the wireless joint venture with SBC Communications, known as Cingular Wireless, including marketing and product development efforts, technological change and financial capacity.

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

Management maintains a system of internal accounting controls which is continuously reviewed and evaluated. However, there are inherent limitations that should be recognized in considering the assurances provided by any system of internal accounting controls. The concept of reasonable assurance recognizes that the cost of a system of internal accounting controls should not exceed, in management’s judgment, the benefits to be derived. Management believes that BellSouth’s system does provide reasonable assurance that the transactions are executed in accordance with management’s general or specific authorizations and are recorded properly to maintain accountability for assets and to permit the preparation of financial statements in conformity with generally accepted accounting principles. Management also believes that this system provides reasonable assurance that access to assets is permitted only in accordance with management’s authorizations, that the recorded accountability for assets is compared with the existing assets at reasonable intervals and that appropriate action is taken with respect to any differences. Management also seeks to assure the objectivity and integrity of its financial data by the careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communications programs aimed at assuring that its policies, standards and managerial authorities are understood throughout the organization. Management is also aware that changes in operating strategy and organizational structure can give rise to disruptions in internal controls. Special attention is given to controls while the changes are being implemented.

Management maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. In addition, as part of its audit of these financial statements, PricewaterhouseCoopers LLP completed a review of the accounting controls to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied. Management has considered the internal auditor’s and PricewaterhouseCoopers LLP’s recommendations concerning the system of internal controls and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that the system of internal controls was adequate to accomplish the objectives discussed herein.

Management also recognizes its responsibility for fostering a strong ethical climate so that BellSouth’s affairs are conducted according to the highest standards of personal and corporate conduct and in compliance with applicable laws and regulations. This responsibility is communicated to all employees through policies and guidelines addressing such issues as conflict of interest, safeguarding of BellSouth’s real and intellectual properties, providing equal employment opportunities and ethical relations with customers, suppliers and governmental representatives. BellSouth maintains a program to assess compliance with these policies and our ethical standards through its Senior Vice President—Corporate Compliance and Corporate Secretary.

/s/ F. DUANE ACKERMAN

F. Duane Ackerman
CHAIRMAN OF THE BOARD, PRESIDENT AND
CHIEF EXECUTIVE OFFICER

/s/ RONALD M. DYKES

Ronald M. Dykes
CHIEF FINANCIAL OFFICER

February 8, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders

BellSouth Corporation

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of shareholders’ equity and comprehensive income present fairly, in all material respects, the financial position of BellSouth Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Cingular Wireless, LLC, an equity method investee. BellSouth’s financial statements include an investment of $2,489 million as of December 31, 2001, and equity method income of $675 million for the year then ended. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the 2001 amounts included for Cingular Wireless, LLC, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, in 2000 BellSouth Corporation adopted Staff Accounting Bulletin No. 101 and changed its method of accounting for certain revenues.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

February 8, 2002

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareowners

Cingular Wireless LLC

We have audited the consolidated balance sheet of Cingular Wireless LLC as of December 31, 2001, and the related consolidated statement of operations, changes in members’ capital, and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cingular Wireless LLC at December 31, 2001 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 8, 2002

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
       (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended
	December 31,

	1999	2000	2001

Operating Revenues:
Communications group	$17,596	$18,309	$18,984
Domestic wireless	3,236	2,766	—
Latin America	2,364	2,906	2,910
Domestic advertising and publishing	1,942	2,042	2,073
All other	86	128	163

Total Operating Revenues	25,224	26,151	24,130

Operating Expenses:
Operational and support expenses	13,796	13,726	12,649
Depreciation and amortization	4,671	4,935	4,782
Provision for restructuring and asset impairments	320	606	358

Total Operating Expenses	18,787	19,267	17,789

Operating income	6,437	6,884	6,341
Interest expense	1,030	1,328	1,315
Gain (loss) on sale of operations	55	(14)	38
Net earnings (losses) of equity affiliates	(169)	690	465
Other income (expense), net	195	366	(1,512)

Income Before Income Taxes	5,488	6,598	4,017
Provision for Income Taxes	2,040	2,378	1,447

Net Income	$3,448	$4,220	$2,570

Weighted-Average Common Shares Outstanding:
Basic	1,898	1,876	1,875
Diluted	1,916	1,891	1,887
Earnings Per Share:
Basic	$1.82	$2.25	$1.37
Diluted	$1.80	$2.23	$1.36
Dividends Declared Per Common Share	$.76	$.76	$.76

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED BALANCE SHEETS
       (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	December 31,	December 31,
	2000	2001

ASSETS
Current Assets:
Cash and cash equivalents	$1,061	$592
Accounts receivable, net of allowance for uncollectibles of $377 and $476.	5,157	5,206
Material and supplies	379	382
Other current assets	809	675

Total current assets	7,406	6,855

Investments and advances	11,010	10,620
Property, plant and equipment, net	24,157	24,943
Deferred charges and other assets	4,180	5,122
Intangible assets, net	4,172	4,506

Total assets	$50,925	$52,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Debt maturing within one year	$7,569	$5,111
Accounts payable	2,233	1,656
Other current liabilities	3,468	3,301

Total current liabilities	13,270	10,068

Long-term debt	12,463	15,014

Noncurrent liabilities:
Deferred income taxes	3,580	3,206
Other noncurrent liabilities	4,700	5,161

Total noncurrent liabilities	8,280	8,367

Shareholders’ equity:
Common stock, $1 par value (8,650 shares authorized; 1,872 and 1,877 shares outstanding)	2,020	2,020
Paid-in capital	6,740	6,875
Retained earnings	14,074	15,137
Accumulated other comprehensive income	(488)	(294)
Shares held in trust and treasury	(5,222)	(4,996)
Guarantee of ESOP debt	(212)	(145)

Total shareholders’ equity	16,912	18,597

Total liabilities and shareholders’ equity	$50,925	$52,046

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
    (IN MILLIONS)

	For the years ended
	December 31,

	1999	2000	2001

Cash Flows from Operating Activities:
Net income	$3,448	$4,220	$2,570
Adjustments to net income:
Depreciation and amortization	4,671	4,935	4,782
Net losses on sale or impairment of equity securities	—	—	1,937
Provision for restructuring and asset impairments	320	606	358
Provision for uncollectibles	365	372	574
Pension income	(421)	(693)	(797)
Pension settlement gain	—	(362)	—
Postretirement benefit curtailment charge related to Cingular	—	—	72
Net losses (earnings) of equity affiliates	169	(690)	(465)
Dividends received from equity affiliates	97	156	369
Minority interests in income of subsidiaries	57	9	25
Deferred income taxes and investment tax credits	(54)	615	(178)
(Gain) loss on sale of operations	(55)	14	(38)
Net change in:
Accounts receivable and other current assets	(860)	(1,000)	(743)
Accounts payable and other current liabilities	49	591	(682)
Deferred charges and other assets	(86)	(169)	(22)
Other liabilities and deferred credits	316	(236)	41
Other reconciling items, net	183	222	195

Net cash provided by operating activities	8,199	8,590	7,998

Cash Flows from Investing Activities:
Capital expenditures	(6,200)	(6,995)	(5,997)
Investments in and advances to equity affiliates	(138)	(576)	(2,072)
Proceeds from sale of equity securities	—	—	1,210
Acquisitions, net of cash acquired	(3,745)	(1,836)	—
Purchases of wireless licenses	(123)	(93)	(10)
Proceeds from sale of operations	215	23	47
Purchases of short-term investments	(143)	(507)	(77)
Proceeds from disposition of short-term investments	59	570	96
Proceeds from repayment of loans and advances	83	61	17
Investment in debt securities	—	—	(279)
Other investing activities, net	104	50	26

Net cash used for investing activities	(9,888)	(9,303)	(7,039)

Cash Flows from Financing Activities:
Net borrowings (repayments) of short-term debt	4,070	(1,140)	(3,990)
Proceeds from long-term debt	522	4,176	4,603
Repayments of long-term debt	(217)	(451)	(759)
Dividends paid	(1,449)	(1,427)	(1,424)
Purchase of treasury shares	(3,120)	(779)	—
Other financing activities, net	27	108	142

Net cash (used for) provided by financing activities	(167)	487	(1,428)

Net Decrease in Cash and Cash Equivalents	(1,856)	(226)	(469)
Cash and Cash Equivalents at Beginning of Period	3,143	1,287	1,061

Cash and Cash Equivalents at End of Period	$1,287	$1,061	$592

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

       (IN MILLIONS)

	Number of Shares		Amount

		Shares				Accum. Other	Shares
		Held In				Compre-	Held In	Guarantee
	Common	Trust and	Common	Paid-in	Retained	hensive	Trust and	of ESOP
	Stock	Treasury	Stock	Capital	Earnings	Income (Loss)	Treasury	Debt	Total

		(a)					(a)
Balance at December 31, 1998	2,020	(70)	$2,020	$6,766	$9,479	$(64)	$(1,752)	$(339)	$16,110
Net income					3,448				3,448
Other comprehensive income, net of tax:
Foreign currency translation adjustment						(134)			(134)
Net unrealized losses on securities						(115)			(115)
Minimum pension liability adjustment						(45)			(45)

Total comprehensive income									3,154
Dividends declared					(1,436)				(1,436)
Share issuances for employee benefit plans		2			(45)		77		32
Purchase of treasury stock		(70)					(3,120)		(3,120)
Purchase of stock by grantor trust							(3)		(3)
Tax benefit related to stock options				5					5
ESOP activities and related tax benefit					10			63	73

Balance at December 31, 1999	2,020	(138)	$2,020	$6,771	$11,456	$(358)	$(4,798)	$(276)	$14,815

Net income					4,220				4,220
Other comprehensive income, net of tax:
Foreign currency translation adjustment						50			50
Net unrealized losses on securities(b)						(169)			(169)
Minimum pension liability adjustment						(11)			(11)

Total comprehensive income									4,090
Dividends declared					(1,424)				(1,424)
Share issuances for employee benefit plans		9		(35)	(187)		355		133
Purchase of treasury stock		(19)					(779)		(779)
Tax benefit related to stock options				4					4
ESOP activities and related tax benefit					9			64	73

Balance at December 31, 2000	2,020	(148)	$2,020	$6,740	$14,074	$(488)	$(5,222)	$(212)	$16,912

Net income					2,570				2,570
Other comprehensive income, net of tax:
Foreign currency translation adjustment						(30)			(30)
Net unrealized losses on securities(b)						(277)			(277)
Adjustments for other-than-temporary losses included in net income						595			595
Net unrealized losses on derivatives						(71)			(71)
Minimum pension liability adjustment						(23)			(23)

Total comprehensive income									2,764
Dividends declared					(1,424)				(1,424)
Share issuances for employee benefit plans		5		8	(85)		230		153
Purchase of stock by grantor trust							(4)		(4)
Tax benefit related to stock options				127					127
ESOP activities and related tax benefit					2			67	69

Balance at December 31, 2001	2,020	(143)	$2,020	$6,875	$15,137	$(294)	$(4,996)	$(145)	$18,597

(a)	Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of December 31, 2001, there were approximately 36 shares held in trust and 107 shares held in treasury.

(b)	Net unrealized losses include adjustments for realized gains of $17 in 2000 and realized losses of $129 in 2001.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE A—ACCOUNTING POLICIES

In this report, BellSouth Corporation and its subsidiaries are referred to as “we” or “BellSouth.”

ORGANIZATION

We are an international telecommunications company headquartered in Atlanta, Georgia. For management purposes, our operations are organized into four reportable segments: Communications group; Domestic wireless; Latin America; and Domestic advertising and publishing.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of BellSouth’s wholly-owned subsidiaries and subsidiaries in which we have a controlling financial interest. Investments in businesses which we do not control, but have the ability to exercise significant influence over operations and financial policies, are accounted for using the equity method. We report our results on a calendar-year basis, except for our international operations which we report on a one-month lag basis. All significant intercompany transactions and accounts have been eliminated. During fourth quarter 2000, we contributed our domestic wireless operations to a joint venture with SBC Communications, forming Cingular. We own an approximate 40% economic interest in the venture and share control with SBC. Accordingly, we account for this investment under the equity method. Certain revenue and expense trends are impacted by the change from consolidation to equity method treatment for the periods presented. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year’s presentation.

USE OF ESTIMATES

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Such financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investments with an original maturity of over three months to one year are not considered cash equivalents and are included as other current assets in the consolidated balance sheets. Interest income on cash equivalents and temporary cash investments was $93 for 1999, $93 for 2000 and $86 for 2001. At December 31, 2001, cash and cash equivalents primarily consisted of cash held by our operations in Venezuela.

MATERIAL AND SUPPLIES

New and reusable material held at our telephone subsidiary is carried in inventory, principally at average original cost, except that specific costs are used in the case of large individual items. Non-reusable material is carried at estimated salvage value. Inventories of our other subsidiaries are stated at the lower of cost or market, with cost determined principally on either an average cost or first-in, first-out basis.

PROPERTY, PLANT AND EQUIPMENT

The investment in property, plant and equipment is stated at original cost. For plant dedicated to providing regulated telecommunications services, depreciation is based on the composite group remaining life method of depreciation and straight-line composite rates determined on the basis of equal life groups of certain categories of telephone plant acquired in a given year. This method requires the periodic revision of depreciation rates. When depreciable telephone plant is disposed of, the original cost less net salvage value is charged to accumulated depreciation. The cost of other property, plant and equipment is depreciated using either straight-line or accelerated methods over the estimated useful lives of the assets. Depreciation of property, plant and equipment was $4,398 for 1999, $4,492 for 2000 and $4,195 for 2001. Gains or losses on disposal of other depreciable property, plant and equipment are recognized in the year of disposition as an element of Other income (expense), net.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is the excess consideration paid over the fair value of net tangible assets acquired in business combinations; other intangibles includes amounts allocated to acquired licenses and customer lists. These assets are being amortized using the straight-line and accelerated methods over periods of benefit that do not exceed 40 years. Intangible assets also include amounts capitalized for computer software costs, which are amortized over periods of benefit of 3 to 5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE A—ACCOUNTING POLICIES (Continued)

The carrying value of intangible assets is periodically reviewed to determine whether such intangibles are fully recoverable from projected net cash flows of the related business unit. Amortization of such intangibles was $273 for 1999, $443 for 2000 and $587 for 2001.

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

FOREIGN CURRENCY

Assets and liabilities of foreign subsidiaries and equity investees with a functional currency other than U.S. Dollars are translated into U.S. Dollars at exchange rates in effect at the end of the reporting period. Foreign entity revenues and expenses are translated into U.S. Dollars at the average rates that prevailed during the period. The resulting net translation gains and losses are reported as foreign currency translation adjustments in shareholders’ equity as a component of accumulated other comprehensive income (loss). Operations in countries with hyperinflationary economies consider the U.S. Dollar the functional currency.

Exchange gains and losses on transactions and equity investments denominated in a currency other than their functional currency are generally included in results of operations as incurred unless the transactions are hedged. See Derivative Financial Instruments below.

DERIVATIVE FINANCIAL INSTRUMENTS

We generally enter into derivative financial instruments only for hedging purposes. Deferral accounting is applied when the derivative reduces the risk of the underlying hedged item effectively as a result of high inverse correlation with the value of the underlying exposure. If a derivative instrument either initially fails or later ceases to meet the criteria for deferral or hedge accounting, any subsequent gains or losses are recognized currently in income.

REVENUE RECOGNITION

Revenues are recognized when earned. Certain revenues derived from local telephone and wireless services are billed monthly in advance and are recognized the following month when services are provided. Print advertising and publishing revenues and related directory costs are recognized upon publication of directories. Revenues derived from other telecommunications services, principally network access, long distance and wireless airtime usage, are recognized monthly as services are provided. Revenues from installation and activation activities are deferred and recognized over the life of the customer relationship which is generally four years. Allowances for uncollectible billed services are adjusted monthly. The provision for such uncollectible accounts was $365 for 1999, $372 for 2000 and $574 for 2001.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB 101) which provides guidance on revenue recognition. SAB 101 is effective for fiscal years beginning after December 15, 1999. During 1999 and prior years, consistent with industry practice, we recognized telecommunications service activation fees and related costs at the time of service initiation. Based on guidance in SAB 101, we changed our accounting policies, effectively deferring the recognition of revenue and certain related costs associated with new service activation over the life of the customer relationship. Costs are deferred only to the extent that revenue is deferred.

We accounted for SAB 101 as a change in accounting principle effective January 1, 2000, and therefore have not restated our 1999 financial statements included herein. The net effect of adoption resulted in deferring $1,426 in revenues and certain related costs related to activation services provided prior to January 1, 2000. These revenues and costs are to be recognized over a period of approximately 4 years. Because an equal amount of revenue and expense was deferred, there was no impact on net income for the change in accounting principle.

MAINTENANCE AND REPAIRS

The cost of maintenance and repairs of plant, including the cost of replacing minor items not resulting in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE A—ACCOUNTING POLICIES (Continued)

substantial betterments, is charged to operating expenses.

ADVERTISING

We expense advertising costs as they are incurred. Our total advertising expense was $539 for 1999, $460 for 2000 and $276 for 2001.

INCOME TAXES

The consolidated balance sheets reflect deferred tax balances associated with the anticipated tax impact of future income or deductions implicit in the consolidated balance sheets in the form of temporary differences. Temporary differences primarily result from the use of accelerated methods and shorter lives in computing depreciation for tax purposes.

For financial reporting purposes, we amortize deferred investment tax credits earned prior to the 1986 repeal of the investment tax credit and also some transitional credits earned after the repeal. The credits are being amortized as a reduction to the provision for income taxes over the estimated useful lives of the assets to which the credits relate.

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

	1999	2000	2001

Basic common shares outstanding	1,898	1,876	1,875
Incremental shares from stock options and benefit plans	18	15	12

Diluted common shares outstanding	1,916	1,891	1,887

The earnings amounts used for per-share calculations are the same for both the basic and diluted methods. Outstanding options of 198,000 shares for 1999, 29 million shares for 2000 and 50 million shares for 2001 were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common stock.

ADOPTION OF NEW ACCOUNTING STANDARDS

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives are to be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which amended SFAS No. 133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives.

We adopted SFAS No. 133 and SFAS No. 138 effective January 1, 2001. The impact of implementation was not material. The fair value of derivative instruments at December 31, 2001 was $(76).

Business Combinations and Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill.

Upon adoption of SFAS No. 142, amortization of existing goodwill will cease and the remaining book value will be tested for impairment at least annually at the reporting unit level using a new two-step impairment test. Amortization of goodwill recorded on equity investments will also cease, but this embedded goodwill will continue to be tested for impairment under current accounting rules for equity investments. In addition, we will have adjustments to the equity in net income of affiliates line item

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE A—ACCOUNTING POLICIES (Continued)

to reflect the impact of adopting these new statements on the operations of our equity investments. We adopted both statements effective January 1, 2002. As a result of the implementation of this standard, we will cease to amortize goodwill and domestic wireless licenses and therefore expect an after-tax increase of net income of approximately $135 in 2002. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002, and we have not yet determined what the effect of these tests will be on our earnings and financial position. Any impairment resulting from our initial application of the statements will be recorded as a cumulative effect of accounting change as of January 1, 2002.

Asset Retirement Obligations and Disposal of a Segment of a Business

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

NOTE B—INVESTMENTS AND ADVANCES

We hold investments in various domestic and international partnerships and ventures which are accounted for under the equity method. We also hold investments in equity securities which are accounted for under the cost method. Investments and advances at December 31 consist of the following:

	2000	2001

Investments accounted for under the equity method	$2,501	$2,664
Investments accounted for under the cost method	3,496	848
Other investments	77	408
Advances to and notes receivable from affiliates	4,936	6,700

Investments and advances	$11,010	$10,620

EQUITY METHOD INVESTMENTS

Ownership in equity investments at December 31 is as follows:

	2000		2001

	Ownership	Investment	Ownership	Investment
	Percentage	Balance	Percentage	Balance

AB Cellular (U.S.)(1)	100.0%	$1,894	—	$—
Abiatar (Uruguay)	46.0%	39	46.0%	46
BellSouth Guatemala(2)	60.0%	53	60.0%	56
BellSouth Panama	43.7%	54	43.7%	69
BCP — São Paulo (Brazil)	44.5%	80	45.4%	1
BSE — Northeast (Brazil)(3)	46.8%	(28)	47.0%	(61)
Cellcom (Israel)	34.8%	78	34.8%	122
Cingular Wireless	40.0%	348	40.0%	2,489
E-Plus (Germany)(3)	22.5%	(85)	22.5%	(105)
OESP Midia (Brazil)	40.0%	24	40.0%	17
Sonofon (Denmark)	46.5%	18	46.5%	30
SkyCell (India)(4)	24.5%	(5)	—	—
Other	—	31	—	—

Total		$2,501		$2,664

(1)	We redeemed AT&T from AB Cellular in December 2000. In January 2001, we contributed our remaining investment to Cingular in accordance with the contribution agreement. This investment was accounted for under the equity method since our control was temporary. See note C for further discussion.

(2)	This investment is accounted for under the equity method due to the existence of significant minority rights that limit our ability to exercise unilateral control over the operation.

(3)	We have advanced approximately $200 to the Brazil-Northeast operations and will continue to record losses until the sum of our investment in and advances to this operation equal zero. We had previously guaranteed debt issued by E-Plus, and accordingly continued to record losses in excess of our equity investment.

(4)	We sold our investment in SkyCell in August 2001. See note C for further discussion.

SUMMARY FINANCIAL INFORMATION OF EQUITY INVESTEES

A summary of combined financial information as reported by our equity investees is set forth below:

	2000	2001

Balance Sheet Information:
Current assets	$5,118	$4,264

Noncurrent assets	$31,623	$33,901

Current liabilities	$16,757	$15,936

Noncurrent liabilities	$16,185	$17,653

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE B—INVESTMENTS AND ADVANCES (Continued)

	1999	2000	2001

Income Statement Information:
Revenues	$5,326	$9,188	$18,515

Operating Income	$433	$906	$2,969

Net (Loss) Income	$(638)	$1,201	$1,109

Foreign Currency Devaluation

In January 1999, the Brazilian Government changed its foreign exchange policy, extinguishing the exchange band through which it had managed the range of the fluctuation of the Real in relation to the U.S. Dollar, allowing the market to freely determine the exchange rate. As a consequence of this change, the Real devalued significantly in relation to the U.S. Dollar in early 1999. The devaluation and subsequent fluctuations in the exchange rate resulted in our Brazilian wireless properties recording net currency losses related to their net U.S. Dollar-denominated liabilities. Our share of the Brazilian foreign currency losses was $308 for 1999, $73 for 2000 and $180 for 2001.

COST METHOD INVESTMENTS

We have investments in marketable securities, primarily common stocks, which are accounted for under the cost method. These investments are comprised primarily of our equity interest in Qwest and are classified as available-for-sale under SFAS No. 115. Under SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses, net of income taxes, recorded in accumulated other comprehensive income (loss) in our statement of changes in shareholders’ equity and comprehensive income. The fair values of our investments in marketable securities are determined based on market quotations. Equity securities that are restricted for more than one year or not publicly traded are recorded at cost.

Over the course of 2001, there has been a broad decline in the public equity markets, particularly in technology and communications stocks, including investments held in our portfolio. Similarly, we experienced significant declines in the value of certain publicly held investments and restricted securities. As a result, we recorded a $1,817 noncash pretax charge to reduce the carrying value of certain strategic investments in publicly traded and private equity securities, principally our investment in Qwest. We concluded that the continuing depressed market of these investments, as well as the difficulties experienced by similar companies, indicated that the decline was other than temporary. This charge is included in Other income (expense), net in the accompanying consolidated statements of income.

The tables below show certain summarized information related to our investments:

		Unrealized	Unrealized	Fair
	Cost	gains	losses	value

December 31, 2000
Investment in Qwest	$3,500	$—	$472	$3,028
Other cost investments	484	81	97	468

Total	$3,984	$81	$569	$3,496

December 31, 2001
Investment in Qwest	$644	$—	$—	$644
Other cost investments	149	55	—	204

Total	$793	$55	$—	$848

At the beginning of 2001, we held 74 million shares of Qwest common stock. During the year, we sold 26.7 million shares for cash proceeds of $1,135 and generated a realized loss of $130. We also tendered 1.7 million shares to Qwest as consideration for services purchased pursuant to a services agreement entered into in January 2001. At December 31, 2001, we held 45.5 million shares of Qwest stock, all of which are classified as available-for-sale.

OTHER INVESTMENTS

Other investments at December 31, 2001 consist primarily of $279 in loan participation agreements related to the Colombian operations.

ADVANCES AND NOTES RECEIVABLE

In addition to our equity investments, we have made advances to several of our equity affiliates. The ad-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE B—INVESTMENTS AND ADVANCES (Continued)

vances to and notes receivable from our equity investments at December 31 are as follows:

	2000	2001

Cingular	$3,842	$3,812
E-Plus	—	1,841
KPN	443	446
Brazil	375	375
Other	276	226

Total advances and notes receivable	$4,936	$6,700

The advances to Cingular carry an interest rate of 7.5% and mature March 31, 2003. We earned $71 in 2000 and $291 in 2001 from interest income on this advance to Cingular. In addition, Cingular owed us $125 at December 31, 2001, which represents receivables incurred in the ordinary course of business, and is included in other current assets.

As part of the February 2000 restructuring of our investment in E-Plus discussed in note C, we agreed to make up to $3 billion of loans available to KPN, our partner in E-Plus. We loaned approximately $443 to KPN during 2000. KPN repaid this advance in January 2002.

In August 2001, we loaned Euro 1,510, or $1,382, directly to E-Plus with an expected March 1, 2004 due date, at LIBOR plus 310 basis points. In October 2001, we loaned Euro 525, or $468, directly to E-Plus with an expected March 1, 2004 due date, at LIBOR plus 185 basis points. E-Plus used the proceeds from these loans to pay down existing third party debt previously guaranteed by BellSouth.

The advances to our partnerships in Brazil bear interest varying at rates based on LIBOR and mature between 2005 and 2007.

We have noncontrolling financial interests ranging from 70% to 80% in the CSL Ventures and 1155 Peachtree Associates real estate partnerships. We have receivables and advances to these partnerships which totalled $161 at December 31, 2000 and $154 at December 31, 2001. The notes receivable bear interest at rates ranging from 7.29% to 7.88% while the advances to these partnerships bear interest at LIBOR + 160 basis points. Principal amounts outstanding at December 31, 2001 are due and payable to us at varying dates through January 15, 2038. The instruments require periodic payments of interest and are collateralized by various real estate holdings.

We earned interest income from the advances to Cingular totalling $72 in 2000 and $287 in 2001. Interest income earned from other advances was $51 in 1999, $56 in 2000 and $89 in 2001.

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

Cingular

In October 2000, we combined our domestic wireless voice and data businesses with those of SBC Communications in a joint venture. Cingular is owned approximately 40% by BellSouth and approximately 60% by SBC Communications but is jointly controlled. The investment in Cingular is accounted for under the equity method; accordingly, we include our share of Cingular’s earnings as Net earnings (losses) of equity affiliates in our consolidated income statements.

We contributed the following amounts to Cingular during 2000:

Current assets	$675
Noncurrent assets	4,655

Total assets	$5,330

Current liabilities	$1,637
Noncurrent liabilities	3,396

Total liabilities	$5,033

Net assets contributed	$297

As of December 31, 2001, our book investment exceeded our proportionate share of the net assets of Cingular by $77.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE C—PARTNERSHIPS, ACQUISITIONS AND DIVESTITURES (Continued)

Redemption of AT&T from AB Cellular Partnership

In December 2000, we exercised our option to redeem AT&T’s 55.6% partnership interest in AB Cellular Holding, LLC (AB Cellular) as part of a venture agreement with AT&T Wireless Services, by distributing to AT&T the Los Angeles area cellular business. This transaction was accounted for as a non pro rata distribution, and accordingly was accounted for at fair value. As a result of this transaction we reported a pre-tax gain of $479, which is included in Net earnings (losses) of equity affiliates. The overall net income impact of this gain was $292. Our recorded gain represented 44.4% of the excess of the fair value of the Los Angeles net assets over the net book value of those assets.

Upon receiving FCC approval in early January 2001, we contributed our 100% interest in the Houston-area cellular market; 87.35% interest in the Galveston, Texas-area market; and approximately $1,100 in cash, previously held at the AB Cellular equity investment, to Cingular. Our 40% ownership percentage of Cingular did not change as a result of this transaction, however, our book value investment in Cingular increased approximately $1,700.

LATIN AMERICA

1999

We invested $20 in a venture in Guatemala that won rights to three PCS licenses which cover a substantial portion of the country. We also raised our ownership interest in our Peruvian communications company through a series of transactions totaling $238, increasing our ownership from 59% to 97%.

In addition, we acquired a non-controlling 40% interest in OESP Midia Ltda., a directory publishing business in Brazil for approximately $23. This investment is accounted for using the equity method. We also acquired 100% of Listel-Listas Telefonicas, a directory publishing business in Brazil, for total consideration of approximately $115.

2000

In May 2000, we completed the purchase of a combination of voting common stock and American Depositary Receipts representing nonvoting preferred stock of Tele Centro Oeste Celular Participacoes SA (TCO), a Brazilian company, for a total purchase price of approximately $240. TCO provides cellular service in central-west Brazil, including Brasilia, as well as northern Brazil. The common stock portion of the investment represents 11.8% of the voting power of TCO. The combined investment in common and preferred stock represents 17.3% of the total capital of TCO. This investment is accounted for under the cost method, subject to the guidelines of available-for-sale securities under SFAS No. 115. In first quarter 2002, we sold the American Depositary Receipts.

In June 2000, we acquired a 50.4% controlling equity interest in Celumóvil S.A. (BellSouth Colombia) for a purchase price of approximately $399, funded by $299 of cash and $100 note which was paid in December 2000. BellSouth Colombia provides wireless service in the Eastern region of Colombia, which includes the capital city of Bogota, and in the Atlantic or coastal region.

In July 2000, BellSouth Colombia acquired 100% of Cocelco, a wireless operator that since 1984 has been serving the Western region of Colombia, which includes the cities of Medellin and Cali. This acquisition was funded by a $384 capital contribution and a $30 shareholder loan from BellSouth. This transaction increased BellSouth’s ownership interest in BellSouth Colombia to approximately 66.0%.

In all transactions, the excess of the respective purchase price over the net book value of the assets acquired was allocated to customer lists, wireless licenses or goodwill. The excess consideration paid over net assets acquired, along with other intangible assets, is being amortized using either straight-line or accelerated methods over periods of benefit, which do not exceed 40 years.

ALL OTHER

In February 2000, we closed on a previously announced alliance with Royal KPN N.V. (KPN). We utilized our right of first refusal which enabled KPN to acquire a 77.5% interest in E-Plus and allowed us the option after 18 months of converting our 22.5% interest in E-Plus into either 200 million shares of KPN or shares representing at the time an estimated 33.3% ownership interest in KPN’s wireless subsidiary.

As a result of this transaction, we recognized income of $143, or $68 after tax. The gain related to a settlement payment from the selling shareholder regarding a dispute over the terms of the E-Plus shareholder agreement governing the provisions of the sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE C—PARTNERSHIPS, ACQUISITIONS AND DIVESTITURES (Continued)

As part of this transaction, we also agreed to make up to $3,000 of loans available to KPN to be used for further wireless investments in Europe and received non-detachable warrants to purchase approximately 90 million additional shares of KPN. Our commitment to lend expires and all loans made under the commitment must be repaid on March 1, 2004.

In January 2002, we elected to convert our investment in E-Plus to shares of KPN — See note S. As part of that transaction, our loan commitment was capped at $1,850.

DIVESTITURES

1999

We sold our 100% interest in Honolulu Cellular for total proceeds of $194. The pretax gain on the sale was $39, or $23 after tax. We also sold our 100% interest in a wireless property located in Dothan, Alabama for total proceeds of $21. The pretax gain on the sale was $16, or $10 after tax.

2000

In July 2000, we sold our ownership interests in mobile data operations in Belgium, the Netherlands and the United Kingdom for total proceeds of $28. These sales generated a pre-tax net loss of $14 and a $30 after-tax gain resulting from tax benefits associated with the sale of the operations in the United Kingdom.

2001

In August 2001, we sold our 24.5% ownership interest in SkyCell Communications, a wireless communications provider in India, for total proceeds of $21. The pretax gain on the sale was $24, or $19 after tax. In September 2001, we sold our 100% ownership interest in BellSouth International Wireless Services, a roaming clearinghouse, for total proceeds of $25. The pretax gain on the sale was $14, or $9 after tax.

NOTE D—BALANCE SHEET INFORMATION

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

	Estimated
	Depreciable
	Lives
	(In Years)	2000	2001

Central office equipment	8—10	$23,428	$25,375
Outside plant	12–20	24,483	25,361
Operating and other equipment	5—15	4,772	5,209
Building and building improvements	25—45	3,783	4,264
Furniture and fixtures	10—15	2,517	2,511
Station equipment	6	667	617
Land	—	228	269
Plant under construction	—	1,034	726

		60,912	64,332
Less: accumulated depreciation		36,755	39,389

Property, plant and equipment, net		$24,157	$24,943

DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets are summarized as follows at December 31:

	2000	2001

Deferred activation and installation expenses	$1,630	$1,748
Prepaid pension and postretirement benefits	1,775	2,672
Other	775	702

Deferred charges and other assets	$4,180	$5,122

INTANGIBLE ASSETS

Intangible assets are summarized as follows at December 31:

	Estimated
	Amortizable
	Lives
	(In Years)	2000	2001

Capitalized software	3—5	$1,240	$2,208
Goodwill	15—40	1,855	1,908
Licenses and concessions	10—40	1,415	1,294
Customer lists	3—6	402	420
Assets held for sale		231	231

		5,143	6,061
Less: accumulated amortization		(971)	(1,555)

Intangible assets, net		$4,172	$4,506

Assets held for sale, which represent FCC licenses used for Multichannel Multipoint Distribution Service (MMDS) spectrum, were previously utilized in our wireless video business. This spectrum has traditionally been utilized for fixed-wireless service applications such as wireless video transmission or wireless Internet

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE D—BALANCE SHEET INFORMATION (Continued)

access. In late 2001, the FCC added a mobile allocation to the spectrum band which increased the available uses for the spectrum. We are currently exploring various opportunities to monetize this asset. The gross book value of this license is $231 and the associated accumulated amortization is $23 at December 31, 2001.

During 2001, we recorded an asset impairment loss of $89 to writedown previously capitalized software costs, as a result of terminating a purchasing software project.

OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows at December 31:

	2000	2001

Advanced billing and customer deposits	$850	$687
Interest and rents accrued	489	534
Taxes payable	333	505
Dividends payable	362	363
Salaries and wages payable	337	311
Accrued compensated absences	267	254
Restructuring and severance accrual	236	202
Other	594	445

Other current liabilities	$3,468	$3,301

OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are summarized as follows at December 31:

	2000	2001

Deferred installation and activation revenues	$1,630	$1,748
Accrued pension and postretirement benefits	809	940
Deferred credits	817	832
Compensation related accruals	623	665
Minority interests in consolidated subsidiaries	368	441
Postemployment benefits	265	262
Other	188	273

Other noncurrent liabilities	$4,700	$5,161

NOTE E—DEBT

DEBT MATURING WITHIN ONE YEAR

Debt maturing within one year is summarized as follows at December 31:

	2000	2001

Short-term notes payable:
Bank loans	$1,129	$631
Commercial paper	5,730	2,533
Current maturities of long-term debt	710	1,947

Debt maturing within one year	$7,569	$5,111

Weighted-average interest rate at end of period:
Bank loans	9.44%	4.98%
Commercial Paper	6.51%	1.94%

Credit Lines:
Committed credit lines	$3,325	$2,506
Borrowings under committed lines	588	12
Uncommitted credit lines	807	1,338
Borrowings under uncommitted lines	202	1,076

There are no significant commitment fees or requirements for compensating balances associated with any lines of credit.

LONG-TERM DEBT

Interest rates and maturities in the table below are for the amounts outstanding at December 31:

		2000	2001

Issued by BellSouth Telecommunications, Inc.
4.38%—6%	2003—2045	$682	$507
6.13%—7%	2003—2033	2,600	2,600
7.5%—8.25%	2032—2035	1,150	1,150
7%	2095	500	500
6%	Reset Put Securities due 2012	500	500
2.42%	Extendible Liquidity Securities due 2006	1,800	1,800
6.65%	Zero-to-Full Debentures due 2095	176	188
6.3%	Amortizing Debentures due 2015	320	306
Issued by BellSouth Corporation
5%—7.38%	2002—2039	1,317	4,049
7.75%—7.88%	2010—2030	2,000	2,000
7.12%	2097	500	500
4.29%	20-put-1 Securities due 2021	—	1,000
9.13%—9.19%	Guarantee of ESOP Debt	307	213
Issued by Foreign Operations
3.30%—9.25%	Argentina due 2002—2008	350	354
2.82%	Chile due 2002—2004	190	180
4.69%—18.45%	Colombia due 2002—2006	376	771
6%—25.2%	Venezuela due 2002—2004	200	124
3.19%—4.18%	Peru due 2005	202	204
Capital leases and other		73	92
Unamortized discount, net of premium		(70)	(77)

		13,173	16,961
Current maturities		(710)	(1,947)

Long-term debt		$12,463	$15,014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE E—DEBT (Continued)

Several issues of long-term debt contain embedded options which may require us to repurchase the debt or will alter the interest rate associated with that debt. Those issues, and their related options, are as follows:

Issue	Date of Put Option

Reset Put Securities 20-put-1 Securities Extendible Liquidity Securities	June 15, 2002 Annually beginning April 2002 Annually beginning Dec. 2000

If the holders of the put options on the Reset Put Securities and 20-put-1 Securities do not require us to repurchase the securities, the interest rates for these securities will be reset based on current market conditions. The extendible liquidity securities may be extended in thirteen-month increments by the holders of the notes but will not extend later than January 2006. The extendible liquidity securities bear interest at the three-month LIBOR, plus or minus a spread ranging from minus 0.02% to plus 0.06%.

The Amortizing Debentures pay against principal on a semi-annual basis and were issued with an original principal balance of $375. The Zero-to-Full Debentures will accrete to a total principal balance of $500 in 2015.

Maturities of long-term debt outstanding, in principal amounts, at December 31, 2001 are summarized below. Maturities after the year 2006 include the final principal amount of $500 for the Zero-to-Full Debentures due in 2095.

Maturities
2002	$1,947
2003	2,661
2004	455
2005	667
2006	1,738
Thereafter	9,805

Total	$17,273

At December 31, 2001, we had a shelf registration statement on file with the Securities and Exchange Commission under which $2,250 of debt securities could be publicly offered.

NOTE F—SHAREHOLDERS’ EQUITY

AMENDMENT TO CHARTER

In December 2000, our shareholders adopted articles of amendment to our charter. The articles of amendment increased the number of shares of common stock authorized to be issued from 4,400,000,000 to 8,650,000,000. The articles of amendment also permit us to issue our common stock in series.

PREFERRED STOCK AUTHORIZED

Our articles of incorporation authorize 100 million shares of cumulative first preferred stock having a par value of $1 per share, of which 30 million shares have been reserved and designated series B for possible issuance under a shareholder rights plan. As of December 31, 2001, no preferred shares had been issued. The series A first preferred stock was created for a previous shareholder rights plan which has expired.

SHAREHOLDER RIGHTS PLAN

In 1999, we adopted a shareholder rights plan by declaring a dividend of one right for each share of common stock then outstanding and to be issued thereafter. Each right entitles shareholders to buy one one-thousandth of a share of series B first preferred stock for $200.00 per share. The rights may be exercised only if a person or group acquires 10% of the common stock of BellSouth without the prior approval of the Board of Directors or announces a tender or exchange offer that would result in ownership of 10% or more of the common stock. If a person or group acquires 10% of BellSouth’s stock without prior Board approval, other shareholders are then allowed to purchase BellSouth common stock, or units of preferred stock with the same voting and economic characteristics, at half price. The rights currently trade with BellSouth common stock and may be redeemed by the Board of Directors for one cent per right until they become exercisable, and thereafter under certain circumstances. The rights expire in December 2009.

SHARES HELD IN TRUST AND TREASURY

During 1996 and 1997, we issued shares to grantor trusts to provide partial funding for the benefits payable under certain nonqualified benefit plans. The trusts are irrevocable, and assets contributed to the trusts can only be used to pay such benefits with certain exceptions. The assets held in the trusts consist of cash and 35.7 million shares of BellSouth common stock at December 31, 2000 and 35.8 million shares at December 31, 2001. Of the total shares of BellSouth common stock held by the trusts at December 31, 2000, 31.9 million were issued directly from us to the trusts out of previously unissued shares and 3.8 million shares were acquired in open market transactions through the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE F—SHAREHOLDERS’ EQUITY (Continued)

use of the trusts’ funds. At December 31, 2001, 31.9 million were issued directly from us and 3.9 million shares were acquired in open market transactions.

The total cost of the shares issued by us as of the date of funding the trusts is included in common stock and paid-in capital; however, because these shares are not considered outstanding for financial reporting purposes, the shares are included within shares held in trust and treasury, a reduction to shareholders’ equity. In addition, there is no earnings per share impact of these shares. The cost of shares acquired in open market purchases by the trusts are also included in shares held in trust and treasury.

In addition to shares held by the grantor trusts, shares held in trust and treasury includes treasury shares. We purchase treasury shares when we consider market and other conditions to be favorable. In 2000, we purchased 19.1 million shares for an aggregate of $779. We have reissued a total of 8.7 million shares in 2000 and 5.4 million shares in 2001 under various employee and director benefit plans.

Shares held in trust and treasury, at cost, as of December 31 are comprised of the following:

	2000

	Shares	Amount

Shares held by grantor trusts	35,653,926	$560
Shares held in treasury	112,521,368	4,662

Shares held in trust and treasury	148,175,294	$5,222

	2001

	Shares	Amount

Shares held by grantor trusts	35,755,505	$565
Shares held in treasury	106,987,374	4,431

Shares held in trust and treasury	142,742,879	$4,996

GUARANTEE OF ESOP DEBT

The amount equivalent to the guarantee of the amortizing notes issued by our ESOP trusts is presented as a reduction to shareholders’ equity. The amount recorded as a decrease in shareholders’ equity represents the cost of unallocated BellSouth common stock purchased with the proceeds of the amortizing notes and the timing difference resulting from the shares allocated accounting method. See note G for further information.

NOTE G—EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Substantially all of our nonrepresented and represented employees are covered by noncontributory defined benefit pension plans, as well as postretirement health and life insurance welfare plans.

The pension plan covering nonrepresented employees is a cash balance plan, which provides pension benefits determined by a combination of compensation-based service and additional credits and individual account-based interest credits. The 2000 and 2001 projected benefit obligations assume additional credits greater than the minimum levels specified in the written plan. For represented employees, pension benefits earned prior to 1999 are based on specified benefit amounts and years of service through 1998. Benefits earned in 1999 and subsequent years are calculated under a cash balance plan that is based on an initial cash balance amount, negotiated pension band increases and interest credits. The 2000 and 2001 represented pension obligations include the projected effect of future bargained-for improvements. The accounting for the nonrepresented health care plan anticipates certain cost-sharing adjustments for employees who retire after December 31, 1991. The adjustments consider past practice but are not provided for in the written plan.

The following tables summarize benefit costs, as well as the assumptions, benefit obligations, changes in plan assets and funded status at or for the years ended December 31:

Pension Benefits

	2000	2001

Change in benefit obligation:
Benefit obligation at the beginning of the year	$12,960	$12,264
Service cost	188	209
Interest cost	918	919
Amendments	(338)	(536)
Actuarial loss	296	587
Benefits and lump sums paid	(1,760)	(1,376)
Spin-off associated with Cingular	—	(163)
Curtailment loss	—	24

Benefit obligation at the end of the year	$12,264	$11,928

Change in plan assets:
Fair value of plan assets at the beginning of the year	$20,563	$19,406
Actual return (loss) on plan assets	603	(1,193)
Benefits and lump sums paid	(1,760)	(1,376)
Spin-off associated with Cingular	—	(220)

Fair value of plan assets at the end of year	$19,406	$16,617

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE G—EMPLOYEE BENEFIT PLANS (Continued)

	2000	2001

Funded status:
As of the end of the year	$7,142	$4,689
Unrecognized prior service cost	(37)	(542)
Unrecognized net gain	(5,493)	(1,777)
Unrecognized net asset	(44)	(24)

Prepaid pension cost	$1,568	$2,346

Pension plan assets included BellSouth common stock of $24 at December 31, 2000 and $9 at December 31, 2001.

	2000	2001

Amounts recognized in the consolidated balance sheets at December 31:
Prepaid pension cost	$1,633	$2,435
Accrued pension liability	(65)	(89)

Net amount recognized	$1,568	$2,346

	1999	2000	2001

Components of net pension benefit:
Service cost	$185	$188	$209
Interest cost	911	918	919
Expected return on plan assets	(1,449)	(1,537)	(1,655)
Amortization of prior service cost	40	26	(31)
Amortization of actuarial gain	(87)	(267)	(220)
Amortization of transition asset	(21)	(21)	(19)

Net pension benefit	$(421)	$(693)	$(797)

Weighted-average assumptions used in developing pension information include:
Discount rate	7.75%	7.75%	7.25%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	5.20%	5.30%	5.10%

Retiree Health and Life

	2000	2001

Change in benefit obligation:
Benefit obligation at the beginning of the year	$4,933	$5,750
Service cost	56	42
Interest cost	399	428
Amendments	(15)	426
Actuarial loss	673	55
Benefits and lump sums paid	(304)	(355)
Spin-off associated with Cingular	—	(10)
Curtailment loss	—	(21)
Special termination benefits	8	—

Benefit obligation at the end of the year	$5,750	$6,315

Change in plan assets:
Fair value of plan assets at the beginning of the year	$3,421	$3,445
Actual loss on plan assets	(64)	(371)
Employer contribution	376	425
Plan participants’ contributions	15	19
Benefits and lump sums paid	(303)	(355)

Fair value of plan assets at the end of year	$3,445	$3,163

Funded status:
As of the end of the year	$(2,305)	$(3,152)
Unrecognized prior service cost	203	506
Unrecognized net loss	924	1,573
Unrecognized net obligation	576	459

Accrued benefit cost	$(602)	$(614)

Retiree health and life assets included BellSouth common stock of $10 at December 31, 2000 and $5 at December 31, 2001.

	2000	2001

Amounts recognized in the consolidated balance sheets at December 31:
Prepaid benefit cost	$142	$237
Accrued benefit liability	(744)	(851)

Net amount recognized	$(602)	$(614)

	1999	2000	2001

Components of net other postretirement benefit cost:
Service cost	$45	$56	$42
Interest cost	273	399	428
Expected return on plan assets	(207)	(270)	(299)
Amortization of prior service cost	52	86	65
Amortization of actuarial loss	2	25	31
Amortization of transition obligation	82	82	79

Net postretirement benefit cost	$247	$378	$346

Weighted-average assumptions used in developing other postretirement information include:
Discount rate	7.75%	7.75%	7.25%
Expected return on assets	8.00%	8.25%	8.25%
Rate of compensation increase	4.80%	4.80%	4.80%
Health care cost trend rate Pre-65	8.00%	9.00%	8.50%
Health care cost trend rate Post-65	7.50%	11.60%	11.10%

The health care cost trend rates used to value the accumulated postretirement obligation in 2001 are assumed to decrease by 0.5% per year to 5.5% by 2007 for pre-age 65 and by 2012 for post-age 65. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE G—EMPLOYEE BENEFIT PLANS (Continued)

trend rates would have the following effects as of December 31, 2001:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

Effect on total service and interest cost components	$40	$(32)
Effect on other postretirement benefit obligation	$463	$(383)

The change in net pension income and net other postretirement benefit cost is affected by several variables, including asset gains and experience losses; and changes in actuarial assumptions such as discount rate, return on plan assets and health care trend rates.

The consolidated net pension benefit and other postretirement benefit cost amounts above are exclusive of settlement, curtailment and special termination benefit effects. In 2000, lump-sum pension distributions for the represented pension plan surpassed the settlement threshold equal to the sum of the service cost and interest cost components of net periodic pension cost. This resulted in settlement gain recognition of $362 for all cash settlements under the plan. Workforce reduction activity in 2000 resulted in other postretirement special termination benefits of $8. In 2001, workforce reduction activity resulted in a curtailment charge of $26 for other postretirement benefits. The curtailment impact on pensions was not significant in 2001.

Activity related to Cingular

In first quarter 2001, we recognized a curtailment loss of $72 in accordance with provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The loss resulted from accelerated recognition of prior service cost in excess of the decrease in our postretirement benefit obligation for the wireless employees that will be covered under Cingular’s postretirement benefit plans.

In 2001, we also transferred a portion of our prepaid pension cost and accrued retiree health and life benefit cost to Cingular. The transfer was accounted for as a spin-off. The result was a reduction to the prepaid pension balance retained at BellSouth and a reduction to the postretirement benefit liability retained at BellSouth. The following amounts were transferred to Cingular:

	Prepaid	Accrued Retiree
	Pension	Health and Life

Benefit obligation transferred	$163	$10
Market value of assets	220	—

Funded status	57	(10)
Unrecognized prior service cost	—	—
Unrecognized net (gain) loss	(37)	2
Unrecognized net obligation	—	1

Prepaid (accrued) position	$20	$(7)

Supplemental Executive Retirement Plan

We also maintain a nonqualified supplemental retirement plan for certain employees. The unfunded accumulated benefit obligations were $292 at December 31, 2000 and $352 at December 31, 2001. An intangible asset of $9 at December 31, 2000 was recognized pursuant to paragraph 37 of SFAS No. 87, as was accumulated other comprehensive income, net of deferred taxes, of $56 at December 31, 2000 and $79 at December 31, 2001. The expense associated with this plan was $38 in 1999, $46 in 2000 and $55 in 2001.

DEFINED CONTRIBUTION PLANS

We maintain several contributory savings plans that cover substantially all employees. The BellSouth Retirement Savings Plan and the BellSouth Savings and Security Plan (collectively, the Savings Plans) are tax-qualified defined contribution plans. Assets of the plans are held by two trusts (the Trusts) which, in turn, are part of the BellSouth Master Savings Trust.

In 1990, we incorporated a leveraged Employee Stock Ownership Plan (ESOP) into the Savings Plans. The Trusts borrowed $850 by issuing amortizing notes that are guaranteed by BellSouth. The Trusts used the loan proceeds to purchase shares of BellSouth common stock in the open market. These shares are held in suspense accounts in the Trusts; a scheduled number of shares is released for allocation to participants as each semiannual loan payment is made. The Trusts service the debt with contributions from us and with dividends paid on the shares held by the Trusts. None of the shares held by the Trusts is subject to repurchase.

We match a portion of employees’ eligible contributions to the Savings Plans at rates determined annually by the Board of Directors. Our matching obligation is fulfilled with shares released from the suspense accounts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE G—EMPLOYEE BENEFIT PLANS (Continued)

semiannually for allocation to participants. The number of shares allocated to each participant’s account is based on the market price of the shares at the time of allocation. If shares released for allocation do not fulfill our matching obligation, we make further contributions to the Trusts to fund the purchase of additional shares in the open market to fulfill the remaining obligation.

We recognize expense using the shares allocated accounting method, which combines the cost of the shares allocated for the period plus interest incurred, reduced by the dividends used to service the ESOP debt. Dividends on all ESOP shares are recorded as a reduction to retained earnings, and all ESOP shares are included in the computation of earnings per share.

	1999	2000	2001

Compensation cost	$31	$33	$37
Interest expense	$24	$19	$15
Actual interest on ESOP Notes	$37	$30	$22
Cash contributions, excluding dividends paid to the trusts	$73	$75	$79
Dividends paid to the trusts, used for debt service	$43	$41	$39
Shares allocated to participants (millions)	43.3	48.3	53.4
Shares unallocated (millions)	20.2	15.2	10.1

NOTE H—STOCK COMPENSATION PLANS

At December 31, 2001, we have stock options outstanding under several stock-based compensation plans. The BellSouth Corporation Stock Plan (the Stock Plan) provides for grants to key employees of stock options and various other stock-based awards. One share of BellSouth common stock is the underlying security for any award. The aggregate number of shares of BellSouth common stock which may be granted under the Stock Plan in any calendar year cannot exceed one and a quarter percent of the shares outstanding at the time of grant. Prior to adoption of the Stock Plan, stock options were granted under the BellSouth Corporation Stock Option Plan. Stock options granted under both plans entitle an optionee to purchase shares of BellSouth common stock within prescribed periods at a price either equal to, or in excess of, the fair market value on the date of grant. Options granted under these plans generally become exercisable at the end of three to five years and have a term of 10 years.

We apply APB Opinion No. 25 and related Interpretations in accounting for our stock plans. Accordingly, no compensation cost has been recognized for grants of stock options. Had compensation cost for our stock-based compensation plans been determined in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income and earnings per share would have been changed to the pro forma amounts indicated below:

	1999	2000	2001

Net income—as reported	$3,448	$4,220	$2,570
Net income—pro forma	$3,379	$4,118	$2,446
Basic earnings per share—as reported	$1.82	$2.25	$1.37
Basic earnings per share—pro forma	$1.78	$2.20	$1.30
Diluted earnings per share—as reported	$1.80	$2.23	$1.36
Diluted earnings per share—pro forma	$1.76	$2.18	$1.30

The pro forma amounts reflected above are not likely to be representative of the effects on reported net income in future years because, in general, the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

The following table summarizes the activity for stock options outstanding:

	1999	2000	2001

Options outstanding at January 1	59,202,910	71,699,081	84,814,050
Options granted	15,385,731	23,598,035	16,361,471
Options exercised	(1,839,933)	(7,792,877)	(5,344,850)
Options forfeited	(1,049,627)	(2,690,189)	(2,363,371)

Options outstanding at December 31	71,699,081	84,814,050	93,467,300

Weighted-average option prices per common share:
Outstanding at January 1	$22.77	$27.73	$33.09
Granted at fair market value	$45.51	$44.89	$42.10
Exercised	$15.74	$17.46	$21.02
Forfeited	$30.22	$39.58	$44.25
Outstanding at December 31	$27.73	$33.09	$35.10
Weighted-average fair value of options granted at fair market value during the year	$11.19	$13.46	$10.99
Options exercisable at December 31	19,114,773	33,224,789	53,116,756
Shares available for grant at December 31	18,825,466	39,384,921	46,102,961

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE H—STOCK COMPENSATION PLANS (Continued)

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	1999	2000	2001

Expected life (years)	5	5	5
Dividend yield	1.67%	1.69%	1.81%
Expected volatility	23.0%	27.0%	26.0%
Risk-free interest rate	4.82%	6.27%	4.74%

The following table summarizes information about stock options outstanding at December 31, 2001:

	Outstanding			Exercisable

			Average		Average
Exercise	Options	Average	Exercise	Options	Exercise
Price Range	(millions)	Life(a)	Price	(millions)	Price

$12.10– $15.42	6.9	2.39	$14.57	6.9	$14.57
$15.56– $22.19	20.0	4.35	$21.38	20.0	$21.38
$22.25– $30.91	13.0	6.08	$30.69	13.0	$30.69
$31.11– $40.27	2.3	8.08	$37.16	1.3	$36.00
$40.37– $51.78	51.3	8.26	$44.24	11.9	$44.62

$12.10– $51.78	93.5	6.68	$35.10	53.1	$28.36

(a)	Average contractual life remaining in years.

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

The provision for income taxes is summarized as follows:

	1999	2000	2001

Current
Federal	$1,875	$1,559	$1,440
State	208	100	88
Foreign	11	104	97

	$2,094	$1,763	$1,625

Deferred, net
Federal	$78	$600	$(210)
State	5	97	54
Foreign	71	(25)	25

	$154	$672	$(131)

Investment tax credits, net
Federal	$(41)	$(39)	$(33)
Foreign	(167)	(18)	(14)

	$(208)	$(57)	$(47)

Total provision for income taxes	$2,040	$2,378	$1,447

Temporary differences which gave rise to deferred tax assets and (liabilities) at December 31 were as follows:

	2000	2001

Marketable securities	$119	$601
Loss carryforwards	366	425
Restructuring accrual	178	216
Allowance for uncollectibles	98	172
Foreign subsidiary basis differential	—	130
Regulatory accruals	96	64
Inflation adjustment	197	18
Derivatives	—	16
Compensation related	94	—
Other	111	142

	1,259	1,784

Valuation allowance	(592)	(470)

Deferred tax assets	$667	$1,314

Depreciation	$(2,656)	$(2,968)
Equity investments	(696)	(641)
Issue basis accounting	(264)	(288)
Licenses	(259)	(190)
Compensation related	—	(183)
Other	(16)	(99)

Deferred tax liabilities	(3,891)	(4,369)

Net deferred tax liability	$(3,224)	$(3,055)

The valuation allowance, which increased by $439 in 2000 and decreased $122 in 2001, primarily relates to state and foreign net operating losses that may not be utilized during the carryforward period. The increase in 2000 relates primarily to net deferred tax assets and net operating losses in Colombia. During 2001, a significant amount of the net deferred tax assets reversed and net operating losses expired. This resulted in an overall decrease in the valuation allowance. The net deferred tax liability at December 31, 2000 included a current asset balance of $270 and a noncurrent liability balance, including investment tax credits, of $(3,580). The net deferred tax liability at December 31, 2001 included a current asset balance of $97 and a noncurrent liability balance, including investment tax credits, of $(3,206).

A reconciliation of the federal statutory income tax rate to our effective tax rate follows:

	1999	2000	2001

Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.5	1.9	2.3
Net earnings (losses) of equity affiliates	2.0	—	1.9
Change in valuation allowance	—	1.0	1.8
Investment tax credits	(3.5)	(0.7)	(0.9)
Tax over book basis in foreign investments	—	(0.7)	(3.2)
Other	1.2	(0.5)	(0.9)

Effective tax rate	37.2%	36.0%	36.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE I—INCOME TAXES (Continued)

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

While the rate in 2001 remained unchanged, state income tax expense increased as a percentage of pre-tax earnings due to the impact of the investment writedown. The 2001 provision included recognition of a deferred tax asset for the excess of our tax basis over book basis when it became evident that this temporary difference would reverse in the foreseeable future.

At December 31, 2001, the deferred tax liability related to approximately $1,178 of cumulative unrepatriated earnings on consolidated foreign subsidiaries and equity investments in unconsolidated businesses was excluded under SFAS No. 109 because such earnings are intended to be reinvested indefinitely. The determination of the deferred tax liability is not practicable at this time.

NOTE J—SUPPLEMENTAL CASH FLOW INFORMATION

	1999	2000	2001

Cash paid for:
Income taxes	$1,906	$2,031	$1,371

Interest	$1,013	$1,242	$1,321

During 2001, we tendered 1.7 million shares of our investment in Qwest as payment for services rendered in connection with a wholesale services agreement.

During 1999, we entered an agreement with Crown Castle to sublease portions of our cellular towers. See note O for further discussion of this matter. As consideration for the transaction, we received Crown Castle stock valued at approximately $153 in 1999 and $27 in 2000.

NOTE K—SEGMENT INFORMATION

We have four reportable operating segments: (1) Communications group; (2) Domestic wireless; (3) Latin America; and (4) Domestic advertising and publishing.

During fourth quarter 2000, we contributed our domestic wireless operations to a joint venture with SBC Communications, forming the second largest wireless carrier in the U.S., Cingular. We own an approximate 40% economic interest in the venture and share control with SBC. We account for the investment under the equity method. For management purposes we evaluate our domestic wireless segment based on our proportionate share of Cingular’s results. Accordingly, results for our domestic wireless segment for all of 2001 and the last three months of 2000 reflect the proportional consolidation of 40% of Cingular’s results, whereas the first nine months of 2000 and all of 1999 reflect the historical results of our wireless business that have been contributed to Cingular.

The following table provides information for each operating segment:

	1999	2000	2001

Communications group
External revenues	$17,155	$18,143	$18,927
Intersegment revenues	314	312	144
Depreciation and amortization	3,479	3,786	4,045
Operating income	5,598	5,986	5,766
Interest expense	560	699	597
Net earnings (losses) of equity affiliates	(4)	(1)	—
Income taxes	1,883	1,962	1,896
Segment net income	$3,166	$3,356	$3,304
Segment assets	$26,186	$30,581	$32,525
Equity method investments	$17	$5	$—
Capital expenditures	$4,853	$5,440	$5,125

Domestic wireless
External revenues	$3,518	$4,257	$5,643
Intersegment revenues	23	24	—
Depreciation and amortization	692	642	767
Operating income	208	510	1,020
Interest expense	94	177	328
Net earnings (losses) of equity affiliates	143	146	(29)
Income taxes	88	165	251
Segment net income	$161	$297	$425
Segment assets	$6,310	$2,246	$2,412
Equity method investments	$1,735	$2,246	$2,412
Capital expenditures	$603	$377	$—

Latin America
External revenues	$2,364	$2,906	$2,910
Intersegment revenues	41	60	25
Depreciation and amortization	450	605	605
Operating income	106	50	280
Interest expense	88	178	215
Interest income	6	32	36
Net earnings (losses) of equity affiliates	(46)	(45)	(36)
Income tax expense (benefit)	8	(16)	63
Segment net loss	$(86)	$(152)	$(50)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE K—SEGMENT INFORMATION (Continued)

	1999	2000	2001

Latin America, continued
Segment assets	$4,570	$6,971	$6,574
Equity method investments	$316	$221	$127
Capital expenditures	$629	$818	$500

Domestic advertising and publishing
External revenues	$1,942	$2,042	$2,073
Intersegment revenues	18	24	18
Depreciation and amortization	27	28	28
Operating income	909	1,041	1,040
Interest expense	7	14	16
Income taxes	339	394	394
Segment net income	$567	$635	$633
Segment assets	$1,456	$1,688	$1,843
Capital expenditures	$35	$55	$63

RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION

Operating revenues
Total reportable segments	$25,375	$27,768	$29,740
Cingular proportional consolidation	—	(1,198)	(5,540)
Domestic wireless roamer adjustment	(282)	(267)	—
Customer premises equipment revenues	143	109	13
Florida gross receipts tax	50	57	44
Impact of accounting change (SAB 101)	248	—	—
Corporate, eliminations and other	(310)	(318)	(127)

Total consolidated	$25,224	$26,151	$24,130

The Cingular proportional consolidation shown above represents the amount necessary to reconcile the proportional results of Cingular to GAAP results. We have also adjusted the domestic wireless segment’s revenues and expenses in 1999 and 2000 to treat revenues and expenses related to roaming activity on a basis consistent with Cingular’s results. The customer premises equipment and Florida gross receipts tax represent adjustments to the Communications group’s prior operating activity to conform prior activity to the current structure of these transactions. As described in note A, we adopted the provisions of SAB No. 101 effective January 1, 2000. The revenue reclassification in 1999 that would have been recorded had SAB No. 101 been effective January 1, 1999 would have been an equal reduction of revenues and expenses of $248.

	1999	2000	2001

Net income
Total reportable segments	$3,808	$4,136	$4,312
Corporate and other	24	71	85
Reconciling items:
Gains on ownership transactions	33	390	28
Foreign currency transaction losses	(325)	(82)	(230)
Net losses on sale or impairment of securities	—	—	(1,263)
Restructurings and asset impairments	(187)	(393)	(227)
Pension and postretirement related gains (losses)	—	223	(47)
Other items	95	(125)	(88)

Total consolidated	$3,448	$4,220	$2,570

Segment assets
Total reportable segments	$38,522	$41,486	$43,354
Corporate and other	4,931	9,439	8,692

Total consolidated	$43,453	$50,925	$52,046

Reconciling items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. Gains on ownership transactions include: for 1999, gains from the sale of our investments in Honolulu Cellular and a wireless property in Alabama; for 2000, gains from the restructuring of the investment in E-Plus and the redemption of AT&T from the AB Cellular partnership; in 2001, gains from the sale of investments in SkyCell and BellSouth International Wireless Services. Other items include: for 1999, the recognition of foreign investment tax credits generated in prior years; for 2000, expense related to the termination of a contract with a vendor; for 2001, an adjustment to the accrual for reciprocal compensation.

Net revenues to external customers are based on the location of the customer. Geographic information as of December 31 is as follows:

	United
	States	International	Total

1999:
Revenues	$22,866	$2,358	$25,224
Long-lived assets	32,153	3,913	36,066
2000:
Revenues	$23,245	$2,906	$26,151
Long-lived assets	37,571	5,948	43,519
2001:
Revenues	$21,220	$2,910	$24,130
Long-lived assets	39,936	5,255	45,191

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE L—FINANCIAL INSTRUMENTS

The recorded amounts of cash and cash equivalents, temporary cash investments, bank loans and commercial paper approximate fair value due to the short-term nature of these instruments. The fair value for BST’s long-term debt is estimated based on the closing market prices for each issue at December 31, 2000 and 2001. Fair value estimates for the Guarantee of ESOP Debt, BellSouth Corporation long-term debt, foreign exchange contracts, foreign currency swaps and interest rate swaps are based on quotes from dealers. Since judgment is required to develop the estimates, the estimated amounts presented herein may not be indicative of the amounts that we could realize in a current market exchange.

Following is a summary of financial instruments where the fair values differ from the recorded amounts as of December 31:

	2000

	Recorded	Estimated
	Amount	Fair Value

Balance sheet financial instruments:
Long-term debt:
Issued by BST	$7,728	$7,613
Issued by BellSouth Corporation	3,817	3,823
Guarantee of ESOP debt	307	323
Off-balance sheet financial instruments:
Interest rate swaps	—	(6)

	2001

	Recorded	Estimated
	Amount	Fair Value

Balance sheet financial instruments:
Long-term debt:
Issued by BST	$7,551	$7,568
Issued by BellSouth Corporation	6,348	7,683
Guarantee of ESOP debt	213	213
Interest rate swaps	(37)	(37)
Forwards	(39)	(39)

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

INTEREST RATE SWAPS

We enter into interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. We were a party to various interest rate swaps, which qualify for hedge accounting and we believe are 100% effective, with an aggregate notional amount of $1,120 at December 31, 2000 and $1,195 at December 31, 2001. The following table summarizes the average rates of these agreements:

	At December 31,

	2000	2001

Pay fixed / receive variable:
Rate paid	6.03%	5.88%
Rate received	6.67%	1.96%

In addition, we participate in an interest rate swap with a notional amount of $500, which qualifies for hedge accounting. Therefore, all changes in the fair value of this instrument are recorded to earnings. The following table summarizes the average rates of this instrument:

	At December 31,

	2000	2001

Pay variable / receive fixed:
Rate paid	6.42%	1.97%
Rate received	6.00%	6.00%

The swaps mature at dates ranging from 2002 to 2005.

FORWARDS

In August 2001, we loaned Euro 1,510, or $1,382, to E-Plus, an equity investment. In October 2001, we loaned an additional Euro 525, or $468, to E-Plus. Both loans have an expected March 1, 2004 due date. Simultaneously with these transactions, in order to mitigate foreign currency risk, we also entered into forward contracts to sell Euro with a March 1, 2004 settlement date. These forwards, which qualify as cash flow hedges, enable us to receive $1,382 equivalent to Euro 1,510, based on a forward rate of 0.9158 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE L—FINANCIAL INSTRUMENTS (Continued)

$468 equivalent to Euro 525, based on a forward rate of 0.8914.

OTHER

We have also issued letters of credit and financial guarantees related to equity method investees which approximate $595 at December 31, 2001. Since there is no market for the instruments, it is not practicable to estimate their fair value.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to these receivables, other than those from long distance carriers, are limited due to the composition of the customer base, which includes a large number of individuals and businesses. Accounts receivable from long distance carriers totalled $497 at December 31, 2000 and $492 at December 31, 2001.

NOTE M—COMMITMENTS AND CONTINGENCIES

LEASES

We have entered into operating leases for facilities and equipment used in operations. Rental expense under operating leases was $297 for 1999, $314 for 2000 and $240 for 2001. Capital leases currently in effect are not significant.

The following table summarizes the approximate future minimum rentals under noncancelable operating leases in effect at December 31, 2001:

Minimum
Rentals

2002	$129
2003	109
2004	97
2005	92
2006	74
Thereafter	295

Total	$796

OUTSIDE PLANT

We currently self-insure all of our outside plant against casualty losses. Such outside plant, located in the nine southeastern states served by BST, is susceptible to damage from severe weather conditions and other perils. The net book value of outside plant was $7,395 at December 31, 2000 and $7,462 at December 31, 2001.

OUTSOURCING CONTRACTS

Beginning in 1997, we contracted with various entities to outsource the performance of certain engineering functions, as well as our information technology operations and application development. These contracts expire at various dates through 2007, are generally renewable, and are cancelable upon the payment of additional fees or for nonperformance. Future minimum payments for these contracts range from $350 to $706 annually over the contract periods.

In 2001, we entered into an agreement with Nortel for the purchase and delivery of approximately $250 of switching equipment, software and services through the year 2003.

PUT-CALL PROVISIONS

Colombia

BellSouth owns approximately 66% of BellSouth Colombia. BellSouth’s partner holds the remaining 34% interest. BellSouth has agreed with our partner to a series of related put and call agreements whereby we can acquire, or could be compelled by our partner to acquire, additional shares of the company, up to the partner’s entire interest, at a price approximately equal to appraised fair value. Our partner has the right to put to us approximately one-half of his 34% interest in the Colombian operations in 2002. The remaining balance can be put to us beginning in 2006 until 2009. BellSouth’s first call option for up to a number of shares currently equal to approximately 10.5% of BellSouth Colombia’s outstanding common stock is first exercisable in December 2003. We cannot determine whether BellSouth or its partner will exercise their rights under the agreement, or the amount if exercised.

Venezuela

BellSouth owns approximately 78% of Telcel, our Venezuelan operation. Telcel’s other major shareholder holds an indirect 22% interest in Telcel. That shareholder has the right to require BellSouth to purchase (the puts), and BellSouth has the right to require that shareholder to sell (the calls) to BellSouth, approximately half of that shareholder’s interest in Telcel in 2000 and the remaining balance in 2002. In 2000, the shareholder initiated a process for appraising the value of its interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE M—COMMITMENTS AND CONTINGENCIES (Continued)

in Telcel. If BellSouth exercises its call right, BellSouth would purchase that shareholder’s interest at between 100% and 120% of its appraised fair value. If the shareholder elects to require BellSouth to purchase the interest, BellSouth would do so at between 80% and 100% of its appraised fair value. We cannot determine whether BellSouth or its partner will exercise their rights under the agreement, or the amount if exercised.

RECIPROCAL COMPENSATION

Following the enactment of the Telecommunications Act of 1996, our telephone company subsidiary, BST, and various competitive local exchange carriers entered into interconnection agreements providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous competitive local carriers have claimed entitlement from BST for compensation associated with dial-up calls originating on BST’s network and connecting with Internet service providers served by the competitive local carriers’ networks. BST has maintained that dial-up calls to Internet service providers are not local calls for which terminating compensation is due under the interconnection agreements; however, the courts and state regulatory commissions in BST’s operating territory that have considered the matter have, in most cases, ruled that BST is responsible for paying reciprocal compensation on these calls.

We have commenced discussions with competitive local exchange carriers concerning settlement of these claims, and agreements have been reached in many circumstances. We do not expect the financial impact of future settlements to have a material impact on our results of operations, financial position or cash flows.

In April 2001, the FCC released an Order on Remand and Report and Order addressing the issue of compensation for Internet service provider traffic. In its Order, the FCC acknowledged that dial-up calls to Internet service providers are not local calls, but instead are “information access” traffic exempt from the reciprocal compensation provisions of the Telecommunications Act of 1996. The FCC has implemented a three-year interim period during which local carriers will pay intercarrier compensation for such calls in decreasing increments. After the three-year interim period, the new rules on intercarrier compensation to be adopted in connection with the Notice of Proposed Rulemaking referred to above are expected to be in effect. If no rules have been adopted by that time, the intercarrier compensation in effect at the end of the third year would remain in effect. An appeal of the FCC Order is pending. If the Order is not affirmed on appeal, the rates we pay for Internet service provider traffic and other traffic subject to the FCC rates could change. Although we cannot currently estimate the possible change, we believe it could have an adverse effect on our expenses.

In a related matter, a competitive local carrier has claimed terminating compensation of approximately $165 for service arrangements that we did not believe involved “traffic” under our interconnection agreements. We filed a complaint with the state regulatory commission asking that agency to declare that we did not owe reciprocal compensation for these arrangements. In March 2000, the state commission ruled in our favor finding that compensation was not owed to the competitive local carrier. The parties have agreed to a settlement of this matter. In October 2001, a stipulation of dismissal was filed with the court to effect the settlement.

COMPLIANCE MATTERS

Foreign Corrupt Practices Act

In July 2000, the SEC began a formal investigation of whether we and others may have violated the Foreign Corrupt Practices Act (FCPA). The SEC subpoenaed documents relating to the activities of our foreign affiliates, and we produced responsive documents. Prior to the commencement of the SEC’s formal investigation, we had engaged outside counsel to investigate an FCPA matter relating to the activities of one of our foreign affiliates in Latin America, and outside counsel concluded that those activities did not violate the Act. Thereafter and independent of these developments, our internal auditors, in the ordinary course of conducting compliance reviews, identified issues concerning accounting entries made by another of our Latin American affiliates. We informed the SEC as to this matter, and the SEC expanded its investigation to encompass it.

In January 2002, we entered into a settlement with the SEC regarding these matters. Under the terms of the settlement, the Company neither admits nor denies the SEC’s findings that BellSouth violated the books and records and internal control provisions of the Securities Exchange Act of 1934. In reaching the settlement, we agreed to pay a civil penalty of $150 thousand dollars and agreed to the entry of an administrative order

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE M—COMMITMENTS AND CONTINGENCIES (Continued)

requiring BellSouth to refrain from violations of those provisions. In its order, the SEC acknowledged our cooperation and also acknowledged that we have taken remedial actions and enhanced our compliance program.

REGULATORY MATTERS

Beginning in 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new state statute, adopted subsequent to the Commission’s approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the Commission. The election became effective during August 1999. The South Carolina Consumer Advocate petitioned the Commission seeking review of the level of our earnings during the 1996-1998 period when we operated under the subsequently invalidated price regulation plan. The Commission voted to dismiss the petition in November 1999 and issued orders confirming the vote in February and June of 2000. In July 2000, the Consumer Advocate appealed the Commission’s dismissal of the petition. If the Consumer Advocate prevails, the case could be remanded to the South Carolina PSC which could, after considering evidence, order refunds to customers in South Carolina. At this time, we are unable to determine the impact, if any, this may have on future earnings.

Also in 2000, the Florida Public Service Commission issued a proposed agency action stating that our change in 1999 from a late charge based on a percentage of the amounts overdue to a flat rate fee plus an interest charge violated the Florida price regulation statute and voted that approximately $65 should be refunded. We protested the decision. On August 30, 2001, the Commission issued an order adopting its proposed action. We have appealed to the Florida Supreme Court and continue to collect the charges subject to refund. The total amount as of December 31, 2001 subject to potential refund was $83, including interest. No accrual has been recorded in these financial statements related to this matter.

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

NOTE N—RELATED PARTY TRANSACTIONS

In addition to the advances to affiliates discussed in note B and activity related to Cingular discussed in note G, other significant transactions with related parties are summarized in the succeeding paragraphs.

We generated revenues of approximately $65 in 2000 and $230 in 2001 from the provision of local interconnect and long distance services to Cingular.

In October 2000, we entered into a transition services agreement with Cingular, pursuant to which we provide transition services and products for a limited period of time. The services we provide include government and regulatory affairs, finance, compensation and benefit accounting, human resources, internal audit, risk management, legal, security and tax. Provided services continue until 90 days after Cingular gives notice or until the agreements terminate on December 31, 2002. The fees are determined based on the cost of providing the level of service expected to be provided at the time we entered into the agreements.

Also in October 2000, we transferred our wireless employees and all related obligations and liabilities to two subsidiary leasing companies. We entered into a leasing agreement with Cingular, whereby our leasing companies agreed to lease all of their current employees to Cingular through December 2001. Between October 2000 and December 2001, the wireless employees were solely employed by our leasing subsidiaries and participated in BellSouth benefit plans. During this period, Cingular reimbursed us monthly for all payroll related obligations for these wireless employees. These billings to Cingular were recorded as contra expenses, and the net earnings of the leasing subsidiaries were zero during this period. In December 2001 we transferred our leasing companies and substantially all related liabilities to Cingular. The net liabilities transferred to Cingular approximated $36.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE O—OTHER EVENTS

CONTRACT TERMINATION PAYMENT

In October 1999, two of the Company’s wholly-owned subsidiaries, BellSouth Products, Inc. (BSP) and BST filed a complaint against U. S. Electronics, Inc. (USE), in the United States District Court for the Northern District of Georgia. The complaint alleged that USE, a distributor of residential telephone equipment, breached its distributorship contract with BSP and violated the Robinson-Patman Act. USE denied the material allegations of the complaint and filed counterclaims against the Company, BSP, BST and several other BellSouth entities, alleging that the BellSouth companies were in breach of the distributorship contract. In January 2001, BellSouth settled the litigation and paid approximately $200 to USE for the termination of their then-existing agreement. BellSouth entered into a new agreement with USE.

RESTRUCTURING OF WIRELESS VIDEO ENTERTAINMENT BUSINESS

In December 2000, we announced that we would restructure our video entertainment service and concentrate our entertainment business on our fiber optic-based wireline video operations. This move was made to better align our resources with our strategic priorities in broadband services.

We recorded charges of approximately $498, or $323 net of tax, related to this restructuring in the fourth quarter of 2000. These charges consisted of approximately $289 for asset writeoffs and writedowns and $209 for contract termination penalties, migration of customers to alternative service providers and for severance and related benefit expenses. The remaining liability as of December 31, 2001 was $25. Operating revenues generated by this business were $52 in 1999, $75 in 2000 and $24 in 2001. Operating losses generated by this business were $101 in 1999, $110 in 2000 and $16 in 2001.

RESTRUCTURING ACTIONS

In February 2000, we announced that we would reduce our domestic general and administrative staff by approximately 2,100 positions. These reductions were the result of the streamlining of work processes in conjunction with our shift to a more simplified management structure. As a result of these reductions, we recorded a one-time charge of $78, or $48 after tax, for severance and post-employment health benefits under pre-existing separation pay plans. We completed the program during the first quarter of 2001, as planned, consistent with the original estimates.

In October 2001, we announced that we would record a charge reflecting restructuring actions that were taken to reduce operating costs in response to a slowing economy and increased competition. As a result of these reductions, we eliminated approximately 4,200 positions and recorded a charge of $232, or $143 after tax. The charge consists primarily of severance and post-employment health benefits under pre-existing separation pay plans. As of December 31, 2001, the liability related to this plan was $202.

SUBLEASE OF COMMUNICATIONS TOWERS

In June 1999, we signed a definitive agreement with Crown Castle International Corporation (Crown) for the sublease of all unused space on approximately 1,850 of our wireless communications towers in exchange for $610 to be paid in a combination of cash and Crown common stock. As of December 31, 2000 we had closed on 1,865 towers and received $614. We also entered into a five-year, build-to-suit agreement with Crown covering up to 500 towers. Under a similar agreement, Crown will sublease all unused space on 773 PCS towers in exchange for $317 in cash. As of December 31, 2000, we had closed on 732 towers and received $300. In connection with this agreement, we entered into an exclusive three-year, build-to-suit agreement. The agreements with Crown were transferred to Cingular upon its formation. During 2001, we closed on 71 additional towers with proceeds of $30. We have completed all tower closings under these agreements.

NOTE P—PROPOSED TRACKING STOCK

In December 2000, our shareholders approved amendments to our charter that permit us to issue our common stock in series. This amendment gives us the flexibility to conduct a public offering of shares of Latin America group stock to finance our expansion in Latin America. If we issue shares of Latin America group stock to the public, our Board of Directors would initially designate two series: Latin America group stock, intended to reflect the separate performance of our Latin American businesses, and BLS group stock, intended to reflect the separate performance of all of our other businesses. At that time, each existing share of our common stock would be changed into one share of BLS group stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE P—PROPOSED TRACKING STOCK (Continued)

In the event of a public offering, a number of shares of Latin America group stock would be reserved for the BLS group or for issuance to the holders of BLS group stock. We might distribute, as a dividend to the holders of BLS group stock, the reserved shares of Latin America group stock within six to 12 months following a public offering. However, our Board of Directors may decide to initially issue Latin America group stock in some other manner or not to create BLS group stock and Latin America group stock.

Our decision whether, and when, to create, issue and distribute Latin America group stock is subject to a number of factors, including market conditions and other factors.

NOTE Q—SUBSIDIARY FINANCIAL INFORMATION

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

Condensed Consolidating Statements of Income

	For the Year Ended December 31, 1999

	BST	Other	Parent	Adjustments	Total

Total operating revenues	$17,478	$8,774	$1,508	$(2,536)	$25,224
Total operating expenses	12,533	8,174	626	(2,546)	18,787

Operating income	4,945	600	882	10	6,437
Interest expense	559	180	531	(240)	1,030
Other income (expense), net	20	(79)	429	(289)	81

Income before income taxes	4,406	341	780	(39)	5,488
Provision (benefit) for income taxes	1,636	134	276	(6)	2,040

Net income	$2,770	$207	$504	$(33)	$3,448

	For the Year Ended December 31, 2000

	BST	Other	Parent	Adjustments	Total

Total operating revenues	$18,069	$9,242	$2,145	$(3,305)	$26,151
Total operating expenses	12,805	8,667	1,130	(3,335)	19,267

Operating income	5,264	575	1,015	30	6,884
Interest expense	695	281	936	(584)	1,328
Other income (expense), net	25	755	879	(617)	1,042

Income before income taxes	4,594	1,049	958	(3)	6,598
Provision for income taxes	1,689	385	299	5	2,378

Net income	$2,905	$664	$659	$(8)	$4,220

	For the Year Ended December 31, 2001

	BST	Other	Parent	Adjustments	Total

Total operating revenues	$18,517	$6,564	$2,730	$(3,681)	$24,130
Total operating expenses	13,900	5,507	2,078	(3,696)	17,789

Operating income	4,617	1,057	652	15	6,341
Interest expense	596	269	789	(339)	1,315
Other income (expense), net	31	464	(1,139)	(365)	(1,009)

Income before income taxes	4,052	1,252	(1,276)	(11)	4,017
Provision (benefit) for income taxes	1,456	610	(627)	8	1,447

Net income	$2,596	$642	$(649)	$(19)	$2,570

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE Q—SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2000					December 31, 2001

	BST	Other	Parent	Adjustments	Total	BST	Other	Parent	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$62	$999	$—	$—	$1,061	$111	$481	$—	$—	$592
Accounts receivable, net	3,195	2,162	5,522	(5,722)	5,157	3,115	2,308	4,066	(4,283)	5,206
Other current assets	271	837	184	(104)	1,188	437	571	75	(26)	1,057

Total current assets	3,528	3,998	5,706	(5,826)	7,406	3,663	3,360	4,141	(4,309)	6,855

Investments and advances	322	7,505	10,592	(7,409)	11,010	287	5,801	8,117	(3,585)	10,620
Property, plant and equipment, net	21,277	2,518	362	—	24,157	22,085	2,580	278	—	24,943
Deferred charges and other assets	3,868	219	186	(93)	4,180	4,795	213	180	(66)	5,122
Intangible assets, net	692	3,291	189	—	4,172	1,122	3,081	288	15	4,506

Total assets	$29,687	$17,531	$17,035	$(13,328)	$50,925	$31,952	$15,035	$13,004	$(7,945)	$52,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt maturing within one year	$1,830	$1,724	$8,791	$(4,776)	$7,569	$3,468	$794	$4,261	$(3,412)	$5,111
Other current liabilities	3,514	4,054	1,105	(2,972)	5,701	3,063	1,568	1,182	(856)	4,957

Total current liabilities	5,344	5,778	9,896	(7,748)	13,270	6,351	2,362	5,443	(4,268)	10,068

Long-term debt	7,641	1,594	8,139	(4,911)	12,463	7,353	2,313	8,450	(3,102)	15,014

Noncurrent liabilities:
Deferred income taxes	2,306	1,271	3	—	3,580	2,907	1,080	(840)	59	3,206
Other noncurrent liabilities	3,209	1,316	321	(146)	4,700	3,330	1,436	492	(97)	5,161

Total noncurrent liabilities	5,515	2,587	324	(146)	8,280	6,237	2,516	(348)	(38)	8,367

Shareholders’ equity:	11,187	7,572	(1,324)	(523)	16,912	11,831	7,844	(541)	(537)	18,597

Total liabilities and shareholders’ equity	$29,687	$17,531	$17,035	$(13,328)	$50,925	$31,952	$15,035	$13,004	$(7,945)	$52,046

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE Q—SUBSIDIARY FINANCIAL INFORMATION

(Continued)

Condensed Consolidating Cash Flow Statements

	For the Year Ended December 31, 1999

	BST	Other	Parent	Adjustments	Total

Cash flows from operating activities	$5,573	$1,945	$(275)	$956	$8,199
Cash flows from investing activities	(4,572)	(1,871)	416	(3,861)	(9,888)
Cash flows from financing activities	(1,293)	(27)	(1,752)	2,905	(167)

Net (decrease) increase in cash	$(292)	$47	$(1,611)	$—	$(1,856)

	For the Year Ended December 31, 2000

	BST	Other	Parent	Adjustments	Total

Cash flows from operating activities	$8,024	$2,014	$(317)	$(1,131)	$8,590
Cash flows from investing activities	(5,238)	(2,379)	(412)	(1,274)	(9,303)
Cash flows from financing activities	(2,764)	950	(104)	2,405	487

Net increase (decrease) in cash	$22	$585	$(833)	$—	$(226)

	For the Year Ended December 31, 2001

	BST	Other	Parent	Adjustments	Total

Cash flows from operating activities	$6,077	$1,250	$1,422	$(751)	$7,998
Cash flows from investing activities	(4,888)	(962)	(955)	(234)	(7,039)
Cash flows from financing activities	(1,140)	(317)	(956)	985	(1,428)

Net increase (decrease) in cash	$49	$(29)	$(489)	$—	$(469)

NOTE R—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2000
Operating Revenues	$6,440	$6,701	$6,850	$6,160
Operating Income	$1,623	$1,947	$1,937	$1,377
Net Income	$1,001	$1,064	$1,036	$1,119
Earnings per share(a):
Basic	$.53	$.57	$.55	$.60
Diluted	$.53	$.56	$.55	$.59
2001
Operating Revenues	$5,919	$5,985	$6,013	$6,213
Operating Income	$1,601	$1,550	$1,697	$1,493
Net Income	$891	$880	$7	$792
Earnings per share(a):
Basic	$.48	$.47	$.00	$.42
Diluted	$.47	$.47	$.00	$.42

(a)	Due to rounding, the sum of quarterly EPS amounts may not agree to year-to-date EPS amounts.

The quarters shown were affected by the following:

•	Foreign currency gains of $19 in first quarter 2000, or $0.01 per share, losses of $32, or $0.02 per share, in second quarter 2000, losses of $23, or $0.01 per share, in third quarter 2000 and losses of $46, or $0.02 per share, in fourth quarter 2000.

•	First quarter 2000 also includes

•	$48, or $0.03 per share, in expense for our announced plan to reduce our domestic general and administrative staff, and

•	$68, or $0.04 per share, of income related to the restructuring of our ownership interest in the German wireless operator, E-Plus.

•	Fourth quarter 2000 also includes

•	income of $292, or $0.15 per share, from the redemption of AT&T from the AB Cellular partnership;

•	expense related to the restructuring of our wireless video entertainment business which decreased operating income by $498 and net income by $323, or $0.17 per share;

•	pension benefit settlement gains which increased operating income by $362 and net income by $223, or $0.12 per share; and

•	expense related to the contract termination which decreased operating income by $203 and net income by $125, or $0.07 per share.

•	During 2001, we recorded foreign currency losses of $43, or $0.02 per share, in first quarter, $112, or $0.06 per share, in second quarter, $55,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE R—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)     (Continued)

or $0.03 per share, in third quarter and $20, or $0.01 per share, in fourth quarter.

•	We recorded losses as a result of selling shares of Qwest common stock, which reduced net income by $32, or $0.02 per share, during first quarter 2001 and $52, or $0.03 per share, during third quarter 2001.

•	We recorded losses related to the writedown of our investments in equity securities, which reduced net income by $1,017, or $0.54 per share, in third quarter 2001 and $162, or $0.09 per share, in fourth quarter 2001.

•	First quarter 2001 also includes expense recorded for changes in postretirement medical benefit obligations, which reduced net income by $47, or $0.02 per share.

•	Second quarter 2001 also includes our adjustment to an accrual for reciprocal compensation, which reduced net income by $88, or $0.05 per share.

•	Third quarter 2001 also includes a gain related to the sale of our 24.5% ownership interest in SkyCell Communications, which increased net income by $19, or $0.01 per share.

•	Fourth quarter 2001 also includes losses on asset impairments and severance related costs, which reduced net income by $227, or $0.12 per share.

NOTE S—SUBSEQUENT EVENTS

SALE OF TCO SHARES

During first quarter 2002, we sold the American Depositary Receipts representing nonvoting preferred stock that we held in TCO. We received total proceeds of $90 and recognized a gain of $22, or $14 after tax. Our investment in TCO, now solely in common stock, represents 11.8% of the total capital of TCO.

CONVERSION OF E-PLUS INTEREST TO KPN

In January 2002, we signed a definitive agreement with Dutch telecommunications provider Royal KPN N.V. (KPN) restructuring our relationship. Under the new agreement, we will exchange our 22.51% stake in E-Plus for 234.7 million KPN shares. After this exchange we will hold approximately 9.42% of KPN’s outstanding shares. As part of the transaction we have surrendered our existing warrant on KPN shares and our exchange rights with regard to KPN Mobile. We expect to record a gain as a result of this transaction; the exact amount will be determined using KPN’s stock price at the time of closing. Based on KPN’s stock price at the time of the announcement, we would record an after-tax gain of approximately $900.

Also as part of the agreement, KPN repaid $426 under a loan facility provided by BellSouth. Upon closing, KPN will assume approximately 2.13 billion Euro in BellSouth loans currently extended to E-Plus. We have agreed on new terms for our loan facility, providing for a cap of 2.13 billion Euro, the current level of BellSouth’s loans to E-Plus, including accrued interest.

QWEST

Effective January 16, 2002, we entered into a non-exclusive wholesale services agreement with Qwest. Under the agreement, we are obligated to purchase $350 of Qwest products and services for resale to our business customers. The take-or-pay agreement has a four year term and replaces a prior agreement, entered into in January 2001, pursuant to which BellSouth was obligated to purchase over a five year period $250 of products and services in exchange for Qwest stock at contractually fixed prices. Under the prior agreement, BellSouth delivered approximately 1.7 million Qwest shares to Qwest in exchange for services. The prior agreement was terminated. As part of the new arrangement, BellSouth has received a credit of $71 towards future purchases under the wholesale services agreement.

Currently, BellSouth and Qwest coordinate the marketing of certain services to targeted business customers, with Qwest providing data networking, Internet and long distance voice services and BellSouth providing local networking services. After BellSouth receives regulatory relief to provide long distance services, BellSouth expects to be a retail provider of high-speed data networking and voice communications services for business customers that will include products and services under the wholesale services agreement.

ARGENTINA AND VENEZUELA

In early 2002, the Argentine government announced economic reforms, including a devaluation of the peso. As a result of the devaluation, our Argentine operations violated a debt covenant on its U.S. Dollar-denominated debt. We are currently evaluating options to resolve the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE S—SUBSEQUENT EVENTS (Continued)

issue. The debt is classified as non-current in the December 31, 2001 balance sheet as the peso and U.S. Dollar were pegged at an exchange rate of 1 to 1 as of November 30, 2001 (our international operations are recorded on a one-month lag basis). The devaluation, resulting new laws and regulations instituted, and the instability of the government make it difficult to anticipate the long term impacts of the economic situation in Argentina. Due to the rapidly changing environment, we are closely monitoring the situation and cannot anticipate the ultimate outcome.

On February 12, 2002, Venezuela’s government floated its currency, ending a five-year-old regime that permitted the bolivar to trade only within a fixed-band against the U.S. Dollar. As a result, devaluation occurred. It is uncertain what the long term impacts of the devaluation will have on our operations.

Based on the current monetary asset positions of these operations, we expect to record a charge of $200 to $230 in the first quarter of 2002. This charge is primarily a function of the remeasurement of U.S. Dollar-denominated liabilities, primarily long-term debt.

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

The additional information required by these items will be included in the registrant’s definitive proxy statement dated March 12, 2002 as follows, and is herein incorporated by reference pursuant to General Instruction G(3):

Page(s) in
Definitive Proxy
Item	Description	Statement

10.	Directors and Executive Officers of the Registrant	7 to 9*; 27**
11.	Executive Compensation	12; 18*** to 25
12.	Security Ownership of Certain Beneficial Owners and Management	13
13.	Certain Relationships and Related Transactions	9****

*	Ending at the caption “Corporate Governance Philosophy”

**	Only the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”

***	Only the information under the caption “Compensation Committee Interlocks and Insider Participation”

****	Only the information under the caption “Independent Directors”

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Page(s) in This
Form 10-K

a. Documents filed as a part of the report:
(1) Financial Statements:
Report of Independent Accountants	50
Report of Independent Auditors	50
Consolidated Statements of Income	51
Consolidated Balance Sheets	52
Consolidated Statements of Cash Flows	53
Consolidated Statements of Shareholders’ Equity and Comprehensive Income	54
Notes to Consolidated Financial Statements	55
(2) Financial statement schedules have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.

(3) Exhibits: Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. All management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K Report pursuant to Item 14(c) are filed as Exhibits 10a through 10jj inclusive.

Exhibit
Number

3a	Amended Articles of Incorporation of BellSouth Corporation adopted December 5, 2000. (Exhibit 3a to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
3b	Bylaws of BellSouth Corporation adopted December 5, 2000. (Exhibit 3a to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
4	BellSouth Corporation Shareholder Rights Agreement. (Exhibit 1 to Report on Form 8-A dated November 23, 1999, File No. 1-8607.)
4a	No instrument which defines the rights of holders of long and intermediate term debt of BellSouth Corporation is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, BellSouth Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.
10a	BellSouth Corporation Officer Short Term Incentive Award Plan. (Exhibit 10y to Form 10-Q for the quarter ended September 30, 1996, File No. 1-8607.)
10b	BellSouth Corporation Executive Long Term Incentive Plan. (Exhibit 10e to Form 10-K for the year ended December 31, 1991, File No. 1-8607.)
10c	BellSouth Corporation Executive Long Term Disability and Survivor Protection Plan as amended and restated effective January 1, 1994. (Exhibit 10c-1 to Form 10-K for the year ended December 31, 1993, File No. 1-8607.)
10d	BellSouth Corporation Executive Transfer Plan. (Exhibit 10ee to Registration Statement No. 2-87846.)
10e	BellSouth Corporation Death Benefit Program. (Exhibit 10ff to Form 10-K for the year ended December 31, 1989, File No. 1-8607.)
10f	BellSouth Corporation Plan For Non-Employee Directors’ Travel Accident Insurance. (Exhibit 10ii to Registration Statement No. 2-87846.)
10g	BellSouth Corporation Executive Incentive Award Deferral Plan as amended and restated effective September 23, 1996. (Exhibit 10g to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10h	BellSouth Corporation Nonqualified Deferred Compensation Plan as amended and restated effective November 25, 1996. (Exhibit 10h to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10i	BellSouth Corporation Supplemental Executive Retirement Plan as amended on March 23, 1998. (Exhibit 10i to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10j	BellSouth Corporation Directors Retirement Plan. (Exhibit 10qq to Form 10-K for the year ended December 31, 1986, File No. 1-8607.)
10k	BellSouth Corporation Financial Counseling Plan. (Exhibit 10r to Form 10-K for the year ended December 31, 1992, File No. 1-8607.)
10k-1	Amendment dated November 3, 1995 to the BellSouth Corporation Financial Counseling Plan for Executives. (Exhibit 10l-1 to Form 10-K for the year ended December 31, 1995, File No. 1-8607.)
10l	BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors. (Exhibit 10gg to Registration Statement No. 2-87846.)
10m	BellSouth Corporation Executive Life Insurance Plan as amended and restated as the BellSouth Split-Dollar Life Insurance Plan, effective August 31, 1998. (Exhibit 10m to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10n	BellSouth Corporation Non-Employee Director Stock Plan. (Exhibit 10z to Form 10-Q for the quarter ended March 31, 1997, File No. 1-8607.)
10p	BellSouth Non-Employee Directors Charitable Contribution Program. (Exhibit 10z to Form 10-K for the year ended December 31, 1992, File No. 1-8607.)
10q	BellSouth Personal Retirement Account Pension Plan, as amended and restated effective January 1, 1998. (Exhibit 10q to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10q-1	Amendment dated December 22, 1998 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-1 to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10q-2	Amendment dated March 22, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-2 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-8607.)
10q-3	Amendment dated April 7, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-3 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-8607.)
10q-4	Amendment dated May 6, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-4 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8607.)
10q-5	Amendment dated May 6, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-5 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8607.)
10q-6	Amendment dated May 7, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-6 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8607.)

Exhibit
Number

10q-7	Amendment dated September 13, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-7 to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8607.)
10q-8	Amendment dated December 22, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-8 to Form 10-K for the year ended December 31, 1999, File No. 1-8607.)
10q-9	Amendment dated December 15, 2000 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-9 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10q-10	Amendment dated December 15, 2000 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-10 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10q-11	Amendment dated December 15, 2000 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-11 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10q-12	Amendment dated December 15, 2000 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-12 to Form 10-Q for the quarter ended September 30, 2001, File No. 1-8607.)
10q-13	Amendment dated December 18, 2001 to the BellSouth Personal Retirement Account Pension Plan.
10r	BellSouth Corporation Trust Under Executive Benefit Plan(s) as amended April 28, 1995. (Exhibit 10u-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10r-1	Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Executive Benefit Plan(s). (Exhibit 10s-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10s	BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) as amended April 28, 1995. (Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10s-1	Amendment dated May 23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s). (Exhibit 10t-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10t	BellSouth Corporation Trust Under Board of Directors Benefit Plan(s) as amended April 28, 1995. (Exhibit 10w-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1- 8607.)
10t-1	Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Board Directors Benefit Plan(s). (Exhibit 10u-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10u	BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s) as amended April 28, 1995. (Exhibit 10x-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10u-1	Amendment dated May 23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s). (Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10v-1	The Amended and Restated BellSouth Corporation Stock Plan Effective April 24, 1995 As Amended (Exhibit 10v-1 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10w	BellSouth Retirement Savings Plan as amended and restated effective July 1, 2001.
10w-1	First Amendment dated December 18, 2001 to the BellSouth Retirement Savings Plan.
10x	BellSouth Corporation Officer Estate Enhancement Plan and Agreement. (Exhibit 10x to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10y	BellSouth Change in Control Executive Severance Agreements. (Exhibit 10y to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10z	BellSouth Compensation Deferral Plan as amended and restated effective September 28, 1998. (Exhibit 10z to Form 10-Q for the quarter ended September 30, 2001, File No. 1-8607.)
10aa	BellSouth Employee Stock Investment Plan. (Exhibit 10aa to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10aa-1	Amendment dated November 27, 1996 to the BellSouth Employee Stock Investment Plan. (Exhibit 10aa-1 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10aa-2	Amendment dated March 21, 1997 to the BellSouth Employee Stock Investment Plan. (Exhibit 10aa-2 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10aa-3	Amendment dated May 5, 1998 to the BellSouth Employee Stock Investment Plan. (Exhibit 10aa-3 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10aa-4	Amendment dated December 15, 2000 to the BellSouth Employee Stock Investment Plan. (Exhibit 10aa-4 to Registration Statement No. 333-52416.)
10aa-5	Amendment dated December 18, 2001 to the BellSouth Employee Stock Investment Plan.
10bb	BellSouth Officer Motor Vehicle Policy. (Exhibit 10bb to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10cc	BellSouth Supplemental Life Insurance Plan, as amended and restated effective August 31, 1998. (Exhibit 10cc to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10dd	Agreement with Chief Executive Officer. (Exhibit 10dd to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)

Exhibit
Number

10ee	Retirement Agreement dated October 27, 1999 for Jere A. Drummond. (Exhibit 10ee to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8607.)
10gg	Retention Agreement dated October 18, 2000 for Francis A. Dramis. (Exhibit 10gg to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10gg-1	BellSouth Corporation Stock Plan Restricted Shares Award Agreement dated October 18, 2000 for Francis A. Dramis (Exhibit 10gg-1 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10gg-2	BellSouth Corporation Stock Plan Restricted Shares Award Escrow Agreement dated October 18, 2000 for Francis A. Dramis. (Exhibit 10gg-2 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10hh	Retention Agreement dated October 26, 2000 for Ronald M. Dykes. (Exhibit 10hh to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10hh-1	Retention Agreement dated November 19, 2001 for Ronald M. Dykes.
10hh-2	BellSouth Corporation Stock Plan Restricted Shares Award Agreement dated October 26, 2000 for Ronald M. Dykes (Exhibit 10hh-1 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10hh-3	BellSouth Corporation Stock Plan Restricted Shares Award Escrow Agreement dated October 26, 2000 for Ronald M. Dykes. (Exhibit 10hh-2 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10ii	Retention Agreement dated October 18, 2000 for Gary D. Forsee. (Exhibit 10ii to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10ii-1	BellSouth Corporation Stock Plan Restricted Shares Award Agreement dated October 18, 2000 for Gary D. Forsee (Exhibit 10ii-1 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10ii-2	BellSouth Corporation Stock Plan Restricted Shares Award Escrow Agreement dated October 18, 2000 for Gary D. Forsee. (Exhibit 10ii-2 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10jj	BellSouth Officer Compensation Deferral Plan (Exhibit 10jj to Form 10-Q for the quarter ended September 30, 2001, File No. 1-8607)
11	Computation of Earnings Per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of BellSouth.
24	Powers of Attorney.
99a	Annual report on Form 11-K for BellSouth Retirement Savings Plan for the fiscal year ended December 31, 2001 (to be filed under Form 11-K within 180 days of the end of the period covered by this report).
99b	Annual report on Form 11-K for BellSouth Savings and Security ESOP Plan for the fiscal year ended December 31, 2001 (to be filed under Form 11-K within 180 days of the end of the period covered by this report).

b. Reports on Form 8-K:

Date of Event	Subject

October 22, 2001	Documents related to $2.75B debt offering

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELLSOUTH CORPORATION

/s/ W. PATRICK SHANNON

W. Patrick Shannon
Vice President—Finance
February 28, 2002

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

W. Patrick Shannon
(INDIVIDUALLY AND AS ATTORNEY-IN-FACT)
February 28, 2002

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference of our report dated February 8, 2002 relating to the financial statements of BellSouth Corporation, which appears in this Form 10-K, in the following Registration Statements:

     —Form S-3 (File No. 333-21233),

     —Form S-3 (File No. 333-67084),

     —Form S-8 (File No. 33-38264),

     —Form S-8 (File No. 333-31600),

     —Form S-8 (File No. 333-49169),

     —Form S-8 (File No. 333-52416),

     —Form S-8 (File No. 333-75660).

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 28, 2002

CONSENT OF INDEPENDENT AUDITORS

We consent to the use of our report dated February 8, 2002 with respect to the consolidated financial statements of Cingular Wireless LLC (not included separately herein) in the Annual Report (Form 10-K) of BellSouth Corporation for the year ended December 31, 2001.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 27, 2002