Form 10-Q
period 2002-03-31
BELLSOUTH CORP
filed 2002-05-03
CIK 732713

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q
                                   (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                   Registrant's telephone number 404-249-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

At April 30, 2002, 1,874,454,666 common shares were outstanding.

                  Table of Contents


Item                                                                       Page
                                              Part I
  1.Financial Statements
       Consolidated Statements of Income ........................            3
       Consolidated Balance Sheets ..............................            4
       Consolidated Statements of Cash Flows ....................            5
       Consolidated Statements of Shareholders' Equity
          And Comprehensive Income ..............................            6
       Notes to Consolidated Financial Statements ...............            8

 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations........................           20

 3. Qualitative and Quantitative Disclosures about Market Risk ..           32



                                              Part II

 6. Exhibits and Reports on Form 8-K ............................           34

 PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------

                             BELLSOUTH CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In Millions, Except Per Share Amounts)

                                           For the Three Months
                                             Ended March 31,
                                            2001           2002
Operating revenues:
   Communications group                    $4,665         $4,645
   Latin America                              773            656
   Domestic advertising and publishing        434            216
   All other                                   47             17
        Total operating revenues            5,919          5,534

Operating expenses:
     Operational and support expenses       3,161          2,965
     Depreciation and amortization          1,157          1,161
        Total operating expenses            4,318          4,126

Operating income                            1,601          1,408

Interest expense                              360            304
Gain on sale of operations                      -          1,318
Net earnings of equity affiliates              84            165
Other income (loss), net                       82           (665)

Income before income taxes                  1,407          1,922
Provision for income taxes                    516            767

        Net income                           $891         $1,155


Weighted-average common
 shares outstanding:
     Basic                                  1,873          1,879
     Diluted                                1,886          1,888
Dividends declared per common
 share                                     $ 0.19         $ 0.19
Earnings per share:
     Basic                                 $ 0.48         $ 0.61
     Diluted                               $ 0.47         $ 0.61


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              BELLSOUTH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     (In Millions, Except Per Share Amounts)

                                                 December 31,         March 31,
                                                     2001                2002
                                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                     $ 592               $ 2,061
     Accounts receivable, net of
       allowance for uncollectibles
         of $476 and $416                          5,206                 4,667
     Material and supplies                           382                   341
     Other current assets                            675                   713
         Total current assets                      6,855                 7,782

Investments and advances                          10,620                 9,717

Property, plant and equipment                     64,332                64,334
Less:  accumulated depreciation                   39,389                39,838
     Property, plant and equipment, net           24,943                24,496

Deferred charges and other assets                  5,122                 5,296
Goodwill, net                                      1,672                 1,672
Other intangible assets, net                       2,834                 2,702

         Total assets                           $ 52,046              $ 51,665

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Debt maturing within one year               $ 5,111               $ 4,998
     Accounts payable                              1,656                 1,439
     Other current liabilities                     3,301                 3,246
         Total current liabilities                10,068                 9,683

Long-term debt                                    15,014                14,078

Noncurrent liabilities:
     Deferred income taxes                         3,206                 3,884
     Other noncurrent liabilities                  5,161                 4,878
         Total noncurrent liabilities              8,367                 8,762

Shareholders' equity:
     Common stock, $1 par value (8,650
         shares authorized; 1,877
         and 1,879 shares outstanding)             2,020                 2,020
     Paid-in capital                               6,875                 6,875
     Retained earnings                            15,137                15,895
     Accumulated other comprehensive loss           (294)                 (618)
     Shares held in trust and treasury            (4,996)               (4,928)
     Guarantee of ESOP debt                         (145)                 (102)
         Total shareholders' equity               18,597                19,142

         Total liabilities and
           shareholders' equity                 $ 52,046              $ 51,665

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              BELLSOUTH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In Millions)

                                                                            For the Three Months
                                                                             Ended March 31,
                                                                               2001               2002
Cash Flows from Operating Activities:
     Net income                                                                   $ 891            $ 1,155
     Adjustments to net income:
         Depreciation and amortization                                            1,157              1,161
         Net losses on sale or impairment of equity securities                       50                236
         Foreign currency transaction losses                                         21                298
         Postretirement benefit curtailment charge                                   72                  -
         Brazilian loan impairment                                                    -                383
         (Gain) loss on sale of operations                                            -             (1,318)
         Provision for uncollectibles                                               106                156
         A&P unbilled receivable adjustment                                           -                163
         Net earnings of equity affiliates                                          (84)              (165)
         Dividends received from equity affiliates                                   29                  -
         Minority interests in income of subsidiaries                               (15)               (81)
         Deferred income taxes                                                       16                611
     Net change in:
         Accounts receivable and other current assets                              (210)               194
         Accounts payable and other current liabilities                            (107)              (479)
         Deferred charges and other assets                                         (279)              (185)
         Other liabilities and deferred credits                                     (29)               (38)
     Other reconciling items, net                                                    55                (26)

         Net cash provided by operating activities                                1,673              2,065

Cash Flows from Investing Activities:
     Capital expenditures                                                        (1,690)            (1,005)
     Investments in and advances to equity affiliates                              (115)                (6)
     Proceeds from sale of investments                                            1,000              1,334
     Proceeds from disposition of short-term investments                            107                  -
     Purchases of short-term investments                                            (76)                 -
     Proceeds from repayment of loans and advances                                    5                426
     Investments in debt securities                                                (176)                 -
     Other investing activities, net                                                  5                 (4)
         Net cash (used for) provided by investing activities                      (940)               745

Cash Flows from Financing Activities:
     Net borrowings (repayments) of short-term debt                                (986)              (962)
     Proceeds from long-term debt                                                   744                  4
     Repayments of long-term debt                                                  (517)               (10)
     Dividends paid                                                                (351)              (357)
     Other financing activities, net                                                 28                (16)

         Net cash used for financing activities                                  (1,082)            (1,341)

     Net (decrease) increase in cash and cash equivalents                          (349)             1,469
     Cash and cash equivalents at beginning of period                             1,061                592
     Cash and cash equivalents at end of period                                   $ 712            $ 2,061


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              BELLSOUTH CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In Millions)

                                            For the Three Months ended March 31, 2001
                             ------------------------------------------------------------------------------------------------------
                               Number of Shares                                          Amount
                             --------------------- -------------------------------------------------------------------------------
                                                                                    Accum.
                                                                                     Other
                                         Shares                                     Compre-      Shares    Guaran-
                                         Held in                                    hensive     Held in     tee of
                              Common    Trust and    Common   Paid-in   Retained    Income/    Trust and     ESOP
                              Stock     Treasury     Stock    Capital   Earnings     (Loss)     Treasury     Debt       Total
                                           (a)                                                    (a)

Balance at December 31, 2000    2,020        (148)   $ 2,020   $ 6,740   $ 14,074     $ (488)    $ (5,222)   $ (212)    $ 16,912

Net income                                                                    891                                            891
Other comprehensive
 income, net of tax:
  Foreign currency
   translation adjustment                                                                (20)                                (20)
  Net unrealized losses
   on securities                                                                        (108)                               (108)
  Net unrealized losses
   on derivatives                                                                        (21)                                (21)

Total comprehensive income                                                                                                   742
Dividends declared                                                           (357)                                          (357)
Share issuances for
 employee benefit plans                         1                    1        (20)                     54                     35
Tax benefit related to
 stock options                                                      20                                                        20
ESOP activities and related
 tax benefit                                                                                                     41           41

Balance at March 31, 2001       2,020        (147)   $ 2,020   $ 6,761   $ 14,588     $ (637)    $ (5,168)   $ (171)    $ 17,393

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

                              BELLSOUTH CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In Millions)

                                            For the Three Months ended March 31, 2002
                               Number of Shares                                       Amount
                             ---------------------- --------------------------------------------------------------------------------
                                                                                      Accum.
                                                                                      Other
                                        Shares                                       Compre-     Shares     Guaran-
                                        Held in                                      hensive    Held in      tee of
                             Common    Trust and      Common   Paid-in   Retained   Income/    Trust and      ESOP
                              Stock    Treasury       Stock    Capital   Earnings    (Loss)     Treasury      Debt       Total
                                          (a)                                                     (a)

Balance at December 31, 2001    2,020       (143)     $ 2,020    $6,875   $ 15,137      $(294)   $ (4,996)    $ (145)    $ 18,597

Net income                                                                   1,155                                          1,155
Other comprehensive
 income, net of tax:
  Foreign currency
    translation adjustment                                                               (339)                               (339)
  Net unrealized losses
    on securities                                                                         (25)                                (25)
  Net unrealized gains
    on derivatives (b)                                                                     40                                  40

Total comprehensive income                                                                                                    831
Dividends declared                                                            (357)                                          (357)
Share issuances for
 employee benefit plans                        2                               (42)                    68                      26
ESOP activities and
 related tax benefit                                                             2                                43           45

Balance at March 31, 2002       2,020       (141)     $ 2,020    $6,875    $15,895     $ (618)   $ (4,928)     $(102)    $ 19,142



(a) Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of March 31, 2002, there were approximately 36 shares held in trust and 105 shares held in treasury.

(b) Net unrealized gains on derivatives include an adjustment for realized gains of $31.

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

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. Under SFAS No. 142, we ceased to amortize goodwill, embedded goodwill related to equity investments and costs associated with indefinite life wireless licenses. In addition, our net earnings of equity affiliates will reflect the impact of adopting these new accounting standards on the operations of our equity investments (the most significant of which is our investment in Cingular Wireless). As required by SFAS No. 142, we reassessed the expected useful lives of existing intangible assets. This resulted in changes to the expected useful lives of some of our Latin American wireless licenses.

Cingular has determined that the FCC wireless licenses they own have an indefinite useful life because cash flows are expected to continue indefinitely and historical practice has shown that Cingular has been able to renew the licenses at each expiration period. Under SFAS No. 142, Cingular will not amortize these wireless licenses until Cingular determines that the licenses have a finite life.

The following table reflects amounts recorded in the first quarter 2001, which were not recorded in the first quarter 2002 as a result of implementing SFAS No. 142:

                                      Pre-tax Impact   Net Income     Earnings
                                                         Impact      per Share

Equity earnings from Cingular              $25            $15
Latin America goodwill and
 license amortization                       12             11
Other goodwill amortization                  2              1
                                          -----         -----          -----
    Total                                  $39            $27         $ 0.01
                                           ===            ===

We expect the annual increase to earnings for 2002 compared to 2001 to approximate $130, or $0.07 per share.
As part of the adoption of SFAS No. 142, we are required to perform initial valuations to determine if any impairment of goodwill and indefinite-lived intangibles exists. We will continue to test embedded goodwill related to equity investments for impairment under accounting rules for equity investments, which are based on comparisons between fair value and carrying value.

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS (continued)

During 2002, we will perform the first step of the required SFAS No. 142 impairment tests as of January 1, 2002. This first step requires us to compare the carrying value of any reporting unit that has goodwill to the estimated fair value of the reporting unit. A reporting unit is one of our operating segments or a discrete component of that segment. If the current fair value is less than the carrying value, then we will perform the second step of the impairment test. This second step requires us to measure the excess of the recorded goodwill over the current value of the goodwill, and to record any excess as an impairment.

We are in the process of completing step one of the impairment test and therefore cannot determine if an impairment exists at this time. We plan to complete the impairment tests during the second quarter of 2002. Any impairment resulting from the initial application of the statements will be recorded as a cumulative effect of accounting change as of January 1, 2002 in accordance with SFAS No. 142.

ASSET RETIREMENT OBLIGATIONS AND DISPOSAL OF A SEGMENT OF A BUSINESS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

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

                                          For the Three Months
                                             Ended March 31,
                                           2001           2002
                                           ----           ----
Basic common shares outstanding           1,873           1,879
Incremental shares from stock
 options and benefit plans                   13               9
                                          -----           -----
Diluted common shares outstanding         1,886           1,888
                                          =====           =====

The earnings amounts used for per-share calculations are the same for both the basic and diluted methods. Outstanding options to purchase 44 million shares for the three months ended March 31, 2001 and 57 million shares for the three months ended March 31, 2002 were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common stock.

NOTE D - DIVESTITURES

Conversion of E-Plus Interest to KPN
In March 2002, we completed a transaction with Dutch telecommunications provider Royal KPN N.V. (KPN) in which we exchanged our 22.51% stake in E-Plus for 234.7 million KPN shares. After this exchange, we held approximately 9.42% of KPN's outstanding shares. As part of this transaction, we surrendered existing warrants to purchase KPN shares and exchange rights with regard to KPN Mobile. We recorded a gain of $1,335, or $854 after tax, representing the difference in the fair value of the KPN shares received and the carrying value of our investment in E-Plus. We sold the 234.7 million shares that we held in KPN in March 2002 for $1,076 in proceeds

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

NOTE D - DIVESTITURES (continued)

and recognized a loss of $27, or $17 after tax, on the sale.

We report our results on a calendar basis, except for our international operations, including E-Plus, which we reported on a one-month lag basis. As described above, we disposed of our investment in E-Plus during March 2002. Therefore, the lag basis of reporting is no longer applicable to this investment. Accordingly, the gain resulting from this transaction is recorded in our financial statements for the period ended March 31, 2002.

As part of the agreement, KPN repaid $426 under a loan facility provided by BellSouth and assumed approximately 2.13 billion Euro of BellSouth loans that were previously extended to E-Plus. Concurrent with KPN's assumption of loans, we unwound several foreign-currency forward contracts associated with the original loans to E-Plus and recognized a gain of $31, or $20 after tax. At the same time, we entered into three foreign currency swap contracts to mitigate foreign currency risk on the KPN loans. The swaps, which qualify as cash flow hedges, lock-in the foreign exchange rate at an average of Euro / USD of 0.8730 for the three payments of principal along with the quarterly interest payments from KPN during 2002 through 2004.

NOTE E - BRAZILIAN LOAN IMPAIRMENT

We own equity interests in two wireless communications companies in Brazil (BCP SA and BSE SA). In addition to equity infusions, we have advanced these companies $398 in the form of shareholder loans. After recognition of equity losses equal to our initial investment, the carrying value of the loans had been reduced to $330. In January 2002, we guaranteed R$246 (approximately $108) of a BCP debenture issuance. We have not guaranteed any other debt of BCP. Our principal partner and we have been in discussions regarding shareholder support for the funding requirements of the respective operations and were not able to reach an agreement prior to the March 28 due date for a $375 principal payment that BCP owes its principal lenders. This disagreement regarding shareholder support and BCP's inability to meet the payment from its own operating cash flows led to BCP's default on the $375 payment.

As a result of default and inability to reach an agreement, we recorded a contingent liability for the debt guarantee which increased our investment in Brazil. We also evaluated the probability of collecting our outstanding loans to these companies. In our assessment, given the companies' current capital structures, deterioration of credit measures and the subordination of some of our loans to other third-party debt, we determined that it was probable that the loans would not be repaid. In determining the impairment, we compared the book basis of our net investment, including the debt guarantee, with the fair value of our interests in the companies. This analysis indicated an impairment of approximately $383, including $7 of accrued interest on the loans. Subsequent to the impairment, our net investment in these companies is $62. In the event of sale or liquidation of our investment, we will recognize cumulative translation losses as part of the gain or loss on sale or liquidation. The cumulative foreign currency translation losses related to these investments were $220 at March 31, 2002.

We continue to discuss possible funding solutions with our principal partner and BCP's lenders. The parties have not reached any agreement to date. There can be no assurance that an agreement will be reached.

NOTE F - DOMESTIC ADVERTISING AND PUBLISHING

During first quarter 2002, we determined that the unbilled receivable balance at our advertising and publishing subsidiary was overstated. As a result, we recorded a reduction to advertising and publishing revenues of $163 million, or $101 million after tax, to adjust the unbilled receivable balance. Based on our analysis of this matter, we have concluded that the overstatement was caused by a number of customer adjustments that were not properly posted to the general ledger. Our analysis indicates that: this issue occurred over an extended period of time; no one period was materially misstated and operating trends were not affected; no regulatory requirements have been affected; we do not have any debt or any covenants with which to comply that are

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

NOTE F - DOMESTIC ADVERTISING AND PUBLISHING (continued)

affected by this error; and the error did not result from an unlawful transaction.

NOTE G - CURRENCY DEVALUATIONS

In early 2002, the Argentine government announced economic reforms, including a devaluation of the peso. As a result of the devaluation, our Argentine operation violated covenants on $350 of its U.S. Dollar-denominated debt. The debt is classified as current in the March 31, 2002 balance sheet. The devaluation, resulting new laws and regulations instituted, and the instability of the government make it difficult to anticipate the long term impacts of the economic situation in Argentina. Based on the current monetary liability position of this operation, we recorded foreign currency transaction losses of $326, or $228 after minority partner interests, in the first quarter of 2002. We recorded a 100% valuation allowance reserving against the tax benefits generated by these losses due to the limited carryover period in Argentina. As a result of the additional deterioration of the peso, we recorded a charge of $65 subsequent to the end of first quarter 2002. Due to the rapidly changing environment, we are closely monitoring the situation and cannot anticipate the ultimate outcome.

On February 12, 2002, Venezuela's government floated its currency, ending a five-year-old regime that permitted the bolivar to trade only within a fixed-band against the U.S. Dollar. As a result, devaluation occurred. It is uncertain what the long-term impacts of the devaluation will have on our operations. Based on the current monetary asset position of this operation, we recorded a benefit of $27, or $14 after taxes and minority partner interests, in the first quarter of 2002.

NOTE H - CURTAILMENT CHARGE

In first quarter 2001, we recognized a curtailment loss of $72 in accordance with provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The loss resulted from accelerated recognition of prior service cost in excess of the decrease in our postretirement benefit obligation for the wireless employees that were subsequently transferred to and covered under Cingular's postretirement benefit plans.

NOTE I - MARKETABLE SECURITIES

We have investments in marketable securities, primarily common stocks, which are accounted for under the cost method. These investments are comprised primarily of our equity interest in Qwest and are classified as available-for-sale under SFAS No. 115. Under SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses, net of income taxes, recorded in accumulated other comprehensive income (loss) in our statement of changes in shareholders' equity and comprehensive income.
The fair values of our investments in marketable securities are determined based on market quotations. Equity securities that are restricted for more than one year or are not publicly traded are recorded at cost.

Qwest
At the beginning of 2001, we held 74 million shares of Qwest common stock. Since that time, we have sold 45.2 million shares for a total of $1.3 billion. Our first quarter 2001 results include cash proceeds of $1 billion, a pretax loss of $50, and an after-tax loss of $32 for the sale of 22.2 million of these shares. Our first quarter 2002 results include cash proceeds of $166, a pretax loss of $92, and an after-tax loss of $60 for the sale of 18.5 million of these shares. As of March 31, 2002, we held 27.0 million shares of Qwest stock, all of which are classified as available-for-sale.

Since March 31, 2002, we have sold an additional 9.65 million shares of Qwest common stock for total proceeds of $71, a pretax loss of $9, or $6 after tax. After these sales, we hold 17.3 million shares of Qwest common stock.

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

NOTE I - MARKETABLE SECURITIES (continued)

Qwest Impairment
The value of Qwest stock declined 41% since December 31, 2001. As a result, we recorded a charge of $137 to reduce the value of our remaining stake in Qwest to the quarter-end market price. We concluded that the continuing difficulties experienced by Qwest and other companies in the telecom sector indicated that the decline was other than temporary. This charge is included in Other income (expense), net in our consolidated statement of income.

Telecentro Oeste Celular Participacoes SA (TCO)
During first quarter 2002, we sold the American Depositary Receipts representing nonvoting preferred stock that we held in TCO. We received total proceeds of $90 and recognized a gain of $22, or $14 after tax. The pretax gain is included in Other income (expense), net in our consolidated statement of income.

The table below shows certain summarized information related to our investments at March 31, 2002:

                                      Unrealized    Unrealized     Recorded
                            Cost        Gains         Losses         Basis

  Investment in Qwest       $222         $ --          $ --         $ 222
  Other investments           74           18             2            90
                             ---         ----          ----         -----
      Total                 $296         $ 18          $  2         $ 312
                            ====         ====          ====         =====

NOTE J - SEGMENT INFORMATION

We have four reportable operating segments: (1) Communications group; (2) Domestic wireless; (3) Latin America; and (4) Domestic advertising and publishing.

The following table provides information for each operating segment:


                                     For the Three Months
                                        Ended March 31,             %
                                     2001           2002          Change
Communications group
External revenues                      $4,637         $ 4,645          0.2
Intersegment revenues                      34              37          8.8
   Total revenues                      $4,671         $ 4,682          0.2
Operating income                       $1,510         $ 1,363         (9.7)
Segment net income                       $855           $ 770         (9.9)

Domestic wireless
External revenues                      $1,310         $ 1,417          8.2
Intersegment revenues                       -               -         N/M*
   Total revenues                      $1,310         $ 1,417          8.2
Operating income                         $205           $ 266         29.8
Net losses of equity affiliates           $ -           $ (23)         N/M
Segment net income                       $ 88            $ 92          4.5





* Not Meaningful

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

NOTE J - SEGMENT INFORMATION (continued)

                                      For the Three Months
                                        Ended March 31,                   %
                                    2001              2002             Change

Latin America
External revenues                   $773              $ 656              (15.1)
Intersegment revenues                  9                  3              (66.7)
   Total revenues                   $782              $ 659              (15.7)
Operating (loss) income             $ (2)              $ 63                N/M
Net losses of equity affiliates     $(13)              $ (6)               N/M
Segment net (loss) income           $(63)               $ 4                N/M

Domestic advertising
 and publishing
External revenues                   $434              $ 379             (12.7)
Intersegment revenues                  3                  4               33.3
   Total revenues                   $437              $ 383              (12.4)
Operating income                    $226              $ 172              (23.9)
Segment net income                  $137              $ 104              (24.1)

Reconciliation to Consolidated
 Financial Information
Operating Revenues
Total reportable segments          $7,200            $ 7,141              (0.8)
Cingular proportional
 consolidation                     (1,284)            (1,386)
A&P unbilled receivable
 adjustment                             -               (163)
Customer premises equipment
 revenues                              13                  -
Florida gross receipts tax             15                  -
Corporate, eliminations
 and other                            (25)               (58)
Total consolidated                 $5,919            $ 5,534               (6.5)

Net income
Total reportable segments          $1,017              $ 970              (4.6)
Corporate and other                    (4)                46
Foreign currency transaction
 losses                               (43)              (204)
Brazilian loan impairments              -               (263)
Net gains on sales of
 operations                             -                857
A&P unbilled receivable
 adjustment                             -               (101)
Net losses on sale or
 impairment of securities             (32)              (150)
Pension and postretirement
 related losses                      (47)                -
Total consolidated                   $891            $ 1,155               29.6


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

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

NOTE K - SUMMARY FINANCIAL INFORMATION FOR EQUITY INVESTEES (continued)

                                  For the Three
                                  Months Ended
                                    March 31,
                               2001            2002

Revenues                        $4,411       $4,580
                                ======       ======
Operating income                  $471        $ 800
                                ======       ======

Net income                        $118        $ 397
                                ======       ======

NOTE L- RELATED PARTY TRANSACTIONS

We have made advances to Cingular that totaled $2,130 at March 31, 2001 and $2,671 at March 31, 2002. We earned $71 in the first three months of 2001 and $72 in the first three months of 2002 from interest income on this advance. In addition, Cingular owed us $46 at March 31, 2002, which represents receivables incurred in the ordinary course of business, and is included in other current assets. In addition, we generated revenues of approximately $51 in first quarter 2001 and $78 in first quarter 2002 from the provision of local interconnect and long distance services to Cingular.

NOTE M - CONTINGENCIES

Regulatory matters

Beginning in late 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new statute, adopted subsequent to the Commission's approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the Commission. The election became effective during August 1999. The South Carolina Consumer Advocate petitioned the Commission seeking review of the level of our earnings during the 1996 - 1998 period when we operated under the subsequently invalidated price regulation plan. The Commission voted to dismiss the petition in November 1999 and issued orders confirming the vote in February and June of 2000. In July 2000, the Consumer Advocate appealed the Commission's dismissal of the petition. If the Consumer Advocate prevails, the case could be remanded to the South Carolina PSC which could, after considering evidence, order refunds to customers in South Carolina. At this time, we are unable to determine the impact, if any, this may have on future earnings.

Also in 2000, the Florida Public Service Commission issued a proposed agency action stating that our change in 1999 from a late charge based on a percentage of the amounts overdue to a flat rate fee plus an interest charge violated the Florida price regulation statute and voted that approximately $65 should be refunded. We protested the decision. On August 30, 2001, the Commission issued an order adopting its proposed action. We have appealed to the Florida Supreme Court and continue to collect the charges subject to refund. The total amount as of March 31, 2002 subject to potential refund was $91, including accrued interest. No accrual has been recorded in these financial statements related to this matter.

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

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)


NOTE N - SUBSIDIARY FINANCIAL INFORMATION (continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                               For the Three Months Ended March 31, 2001
                        BST       Other    Parent   Adjustments        Total

Total operating
 revenues             $ 4,575   $ 1,576     $ 544       $ (776)       $ 5,919
Total operating
 expenses               3,216     1,402       480         (780)         4,318

Operating income        1,359       174        64            4          1,601

Interest expense          167        89       188          (84)           360
Net earnings of
 equity affiliates          4        77     1,156       (1,153)            84
Other income, net           8        63       100          (89)            82

Income before
 income taxes           1,204       225     1,132       (1,154)         1,407
Provision for
 (benefit from)
 income taxes             439       138       (62)           1            516

Net income              $ 765      $ 87   $ 1,194     $ (1,155)         $ 891


                               For the Three Months Ended March 31, 2002
                      BST       Other      Parent    Adjustments        Total

Total operating
 revenues             $ 4,522   $ 1,231      $ 611      $ (830)       $ 5,534
Total operating
 expenses               3,308     1,224        427        (833)         4,126

Operating income        1,214         7        184           3          1,408

Interest expense          124        50        203         (73)           304
Net earnings of
 equity affiliates          3       164        848        (850)           165
Other income
 (expense), net            (4)     (136)      (101)        894            653

Income (loss) before
 income taxes           1,089       (15)       728         120          1,922
Provision for
 income taxes             409        76        259          23            767

Net income (loss)       $ 680     $ (91)     $ 469        $ 97        $ 1,155

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

NOTE N - SUBSIDIARY FINANCIAL INFORMATION (continued)

CONDENSED CONSOLIDATING BALANCE SHEETS


                                             December 31, 2001

                                 BST     Other     Parent  Adjustments   Total

ASSETS
Current assets:
Cash and cash equivalents        $ 111    $ 481       $ -        $ -     $ 592
Accounts receivable, net         3,115    2,308     4,066     (4,283)    5,206
Other current assets               437      571        75        (26)    1,057
Total current assets             3,663    3,360     4,141     (4,309)    6,855

Investments and advances           287    5,801     8,117     (3,585)   10,620
Property, plant and
 equipment, net                 22,085    2,580       278          -    24,943
Deferred charges and
 other assets                    4,795      213       180        (66)    5,122
Intangible assets, net           1,122    3,081       288         15     4,506

Total assets                  $ 31,952 $ 15,035  $ 13,004   $ (7,945) $ 52,046

LIABILITIES AND
 SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within
 one year                      $ 3,468    $ 794   $ 4,261   $ (3,412)  $ 5,111
Other current liabilities        3,063    1,568     1,182       (856)    4,957
Total current liabilities        6,531    2,362     5,443     (4,268)   10,068

Long-term debt                   7,353    2,313     8,450     (3,102)   15,014

Noncurrent liabilities:
Deferred income taxes            2,907    1,080      (840)        59     3,206
Other noncurrent liabilities     3,330    1,436       492        (97)    5,161
Total noncurrent liabilities     6,237    2,516      (348)       (38)    8,367

Shareholders' equity            11,831    7,844      (541)      (537)   18,597

Total liabilities and
 shareholders' equity         $ 31,952 $ 15,035  $ 13,004   $ (7,945) $ 52,046

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

NOTE N - SUBSIDIARY FINANCIAL INFORMATION (continued)


                                                March 31, 2002

                               BST     Other    Parent   Adjustments   Total

ASSETS
Current assets:
Cash and cash equivalents         $ 84    $ 615  $ 1,362        $ -     $ 2,061
Accounts receivable, net         2,956    1,813    3,265     (3,367)      4,667
Other current assets               385      602      146        (79)      1,054
Total current assets             3,425    3,030    4,773     (3,446)      7,782

Investments and advances           311    6,083    6,823     (3,500)      9,717
Property, plant and
 equipment, net                 22,009    2,208      280         (1)     24,496
Deferred charges and
 other assets                    4,974      200      180        (58)      5,296
Intangible assets, net           1,134    2,950      289          1       4,374

Total assets                  $ 31,853 $ 14,471 $ 12,345   $ (7,004)   $ 51,665

LIABILITIES AND
 SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year  $ 3,432    $ 772  $ 3,388   $ (2,594)    $ 4,998
Other current liabilities        3,062    1,193    1,199       (769)      4,685
Total current liabilities        6,494    1,965    4,587     (3,363)      9,683

Long-term debt                   6,851    1,443    8,419     (2,635)     14,078

Noncurrent liabilities:
Deferred income taxes            2,999    1,335     (368)       (82)      3,884
Other noncurrent liabilities     3,306    1,118      504        (50)      4,878
Total noncurrent liabilities     6,305    2,453      136       (132)      8,762

Shareholders' equity            12,203    8,610     (797)      (874)     19,142

Total liabilities and
 shareholders' equity         $ 31,853 $ 14,471 $ 12,345   $ (7,004)   $ 51,665

                              BELLSOUTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                              (Dollars In Millions)

NOTE N - SUBSIDIARY FINANCIAL INFORMATION (continued)

 CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

                             For the Three Months Ended March 31, 2001
                         BST      Other     Parent   Adjustments      Total

Cash flows from
 operating activities    $ 1,560      $ 24      $ 42     $ 47       $ 1,673
Cash flows from
 investing activities     (1,410)     (191)   (1,438)   2,099          (940)
Cash flows from
 financing activities       (129)        1     1,192   (2,146)       (1,082)
Net increase (decrease)
 in cash                   $  21    $ (166)   $ (204)     $ -        $ (349)



                             For the Three Months Ended March 31, 2002
                         BST        Other     Parent   Adjustments    Total

Cash flows from
 operating activities   $ 1,714       $ 317     $ 149      $ (115)    $ 2,065
Cash flows from
 investing activities      (876)        (25)    2,382        (736)        745
Cash flows from
 financing activities      (865)       (158)   (1,169)        851      (1,341)
Net increase (decrease)
 in cash                 $  (27)      $ 134   $ 1,362         $ -     $ 1,469




NOTE O - SUBSEQUENT EVENTS

Since first quarter 2002, we have repurchased approximately 6.0 million shares of our common stock in the open market for approximately $190.

                              BELLSOUTH CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in Millions, Except Per Share Amounts)

For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our latest annual report on Form 10-K and our other filings with the SEC.

------------------------------------------------------------------------------
Consolidated Results of Operations
------------------------------------------------------------------------------

Key financial and operating data for the three months ended March 31, 2001 and 2002 are as follows. All references to earnings per share are on a diluted basis:

                                  For the Three Months
                                    Ended March 31,             %
                                    2001         2002        Change
Results of operations:
Operating revenues                    $5,919      $5,534      (6.5)
Operating expenses                     4,318       4,126      (4.4)
Operating income                       1,601       1,408     (12.1)
Interest expense                         360         304     (15.6)
Gain on sale of operations                --       1,318      N/M*
Net earnings of equity affiliates         84         165      96.4
Other income (expense), net               82        (665)     N/M
Provision for income taxes               516         767      48.6

Net income                             $ 891      $1,155      29.6

Earnings per share                    $ 0.47      $ 0.61      29.8

Cash flow data:
Cash provided by
 operating activities                 $1,673      $2,065      23.4
Cash (used for) provided
 by investing activities              $ (940)       $745       N/M
Cash used for financing
 activities                          $(1,082)    $(1,341)     23.9

Other:
Effective tax rate                     36.7%       39.9%        +320bps
Average debt balances:
   Short-term debt                    $6,523      $4,641         (28.9)
   Long-term debt                    $12,963     $14,819           14.3
     Total average debt balance      $19,486     $19,460          (0.1)

*  Not meaningful



------------------------------------------------------------------------------
Overview of consolidated results of operations
------------------------------------------------------------------------------

The following events impacted reported results during the three months ended March 31:

                                          Impact on Reported Results -
                                               Increase (Decrease)


                            Operating    Operating  Income Before
                             Revenues     Expense      Taxes        Net Income
                          ------------ ------------ --------------- ----------
2001
Postretirement benefit
 expense for former
 wireless employees            $ --         $ 72       $ (72)         $ (47)
                               ----         ----       ------         ------
                               $ --         $ 72       $ (72)         $ (47)
                               ====         ====       ======         ======

2002
Domestic advertising and
 publishing unbilled
 receivable adjustment
                              $(163)       $ --        $(163)          $(101)
                              ------     ------        ------          ------
                              $(163)       $ --        $(163)          $(101)
                              ======     ======        ======          ======


Postretirement benefit expense for former wireless employees - The amount shown represents expense for changes in postretirement medical benefit obligations for the wireless employees that were transitioned to Cingular.

Domestic advertising and publishing unbilled receivable adjustment - During first quarter 2002, BellSouth determined that the unbilled receivable balance was overstated. As a result, BellSouth recorded a reduction to advertising and publishing revenues.

Operating Revenues

Operating revenues decreased $385 in first quarter 2002 compared to first quarter 2001. This decrease includes the $163 correction of unbilled accounts receivable at our domestic advertising and publishing operations. The remaining decrease reflects:

o A decline in revenues of $20 at the communications group attributable to: continuing weak economic conditions and increased competitive activity, most notably in the wholesale and business markets; loss of retail access lines, specifically in the small business and mid-market segments; and unfavorable impacts from the movement of wholesale customers from a resale basis to lower-priced unbundled network elements. These decreases were offset by growth in retail digital and data revenues, in wholesale long distance revenues and, to a lesser degree, in calling features.

o A decline in revenues of $117 at the Latin America group. Revenues in this segment were negatively impacted by the effect of foreign currency exchange rates. If foreign currency exchange rates had remained constant with first quarter 2001, Latin America group revenues would have increased $13.

o A $55 decline in revenues from domestic advertising and publishing revenues driven by timing of directory publishing schedules.

Operating Expenses

Total operating expenses decreased $192 during first quarter 2002 compared to first quarter 2001. Excluding the postretirement benefit expense discussed above, total operating expenses decreased $120 during first quarter 2002 compared to first quarter 2001, which reflect the following:

o Operational and support expenses decreased $124 during first quarter 2002 compared to first quarter 2001.

     o Expenses in the communications group increased $91 as a result of higher volumes in BellSouth's wholesale long distance businesses, higher uncollectibles due to bankruptcies of telecom sector customers and continued economic slowing, and higher employee benefit costs driven primarily by higher pension and retiree benefits and increasing medical costs, offset by lower salary and wages and employee expenses due to staff reductions.

     o Expenses in the Latin America segment decreased $152 driven primarily by changes in foreign currency exchange rates. If foreign currency exchange rates had remained constant with first quarter 2001, these expenses would have decreased by $65, reflecting decreases in customer-acquisition-related costs.

     o Other contributing factors include decreases in headquarters related expenses, which include a reduction in expenses related to the exit of the wireless entertainment business.

o Depreciation and amortization increased $4 compared to first quarter 2001 due to increases at the communications group reflecting increased deployment of capitalized software and investment in the network. The increase was offset by a $36 decline in expenses in the Latin America segment, reflecting the effect of foreign currency exchange rates, revisions to depreciation at the Colombian operations and the cessation of amortization of goodwill due to the adoption of SFAS No. 142.

Interest Expense

Interest expense decreased $56 during first quarter 2002 as compared to first quarter 2001. Lower average interest rates on short-term and long-term borrowings were the drivers of the decrease.

Gain on sale of operations

Gain on sale of operations for first quarter 2002 includes a gain of $1,335 related to the conversion of our ownership interest in E-Plus and a loss of $17 associated with the exit of one of our Brazilian advertising and publishing companies.

Net earnings of equity affiliates

Earnings from our unconsolidated businesses increased $81 in first quarter 2002 compared to first quarter 2001. The increase was attributable to a $43 improvement at our Brazilian operations driven by lower net foreign currency transaction losses, and a $25 decrease in losses from our former wireless subsidiary in Germany. The remaining increase was attributable to higher earnings from Cingular and our operations in Israel and Denmark.

Other income (expense), net

Other income (expense), net includes interest income, gains (losses) on disposition of assets, foreign currency gains (losses), gains (losses) on the sale and impairments of investments and miscellaneous nonoperating income.

The quarter over quarter change of $747 is primarily driven by: $275 of expense in first quarter 2002 from the recognition of an impairment on shareholder loans to our Brazilian equity investments; $108 of expense in first quarter 2002 for the recognition of a guarantee on a portion of the Brazilian operations' debt; a quarter over quarter increase of $277 in foreign currency transaction losses driven by the devaluation of the Argentinean peso; a $42 increase in losses associated with the sale of Qwest shares; and $137 of expense in first quarter 2002 to reduce our remaining investment in Qwest to market value. These expenses and losses were partially offset by a $66 increase in minority interests at our Latin American operations.

Provision for income taxes

The provision for income taxes increased $251 in first quarter 2002 and our effective tax rate increased from 36.7% in first quarter 2001 to 39.9% in first quarter 2002. The increase in the effective tax rate was driven by an increase in the foreign tax valuation allowance, which is related to the increased losses at our operations in Argentina.


-------------------------------------------------------------------------------
Results by Segment
-------------------------------------------------------------------------------

Our reportable segments reflect strategic business units that offer similar products and services and/or serve similar customers. We have four reportable operating segments:

o        Communications group;
o        Domestic wireless;
o        Latin America; and
o        Domestic advertising and publishing.

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

Adjustments to Segment Results
Gross versus net presentation - We have adjusted the communications group's historical revenues and expenses to reflect a change in reporting of gross receipts taxes in Florida. Beginning in the fourth quarter of 2001, we are required to account for the tax collected from customers as a pass-through billing (i.e. net presentation). This change is neutral to earnings as it reduces revenues and expenses by an equal amount.

                                               For the Three Months
                                                 Ended March 31,         %
                                                 2001       2002      Change
Results of Operations
Segment operating revenues:
   Local service                                  $2,898     $2,941        1.5
   Network access                                  1,235      1,205      (2.4)
   Long distance                                     171        205       19.9
   Other communications                              367        331      (9.8)
       Total segment operating revenues            4,671      4,682        0.2
Segment operating expenses:
   Operational and support expenses                2,185      2,304        5.4
   Depreciation and amortization                     976      1,015        4.0
       Total segment operating expenses            3,161      3,319        5.0
Segment operating income                           1,510      1,363      (9.7)
Segment net income                                  $855       $770      (9.9)

Key Indicators
Access line counts:
   Access lines:
      Residential                                 17,192     16,608      (3.4)
      Business                                     8,464      8,616        1.8
      Other                                          242        201     (16.9)
        Total access lines                        25,898     25,425      (1.8)
   Access line equivalents (1)                    31,227     41,398       32.6
        Total equivalent access lines             57,125     66,823       17.0
Resold lines and unbundled network elements        1,408      1,921       36.4
Access minutes of use (millions)                  28,430     25,583     (10.0)

Toll messages (millions)                             111         96     (13.5)
DSL customers                                        303        729      140.6
Digital and data services revenues                  $975     $1,117       14.6
Calling feature revenues                            $563       $592        5.2
Capital expenditures                              $1,477       $922     (37.6)



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

Segment operating revenues

Local service
Local service revenues increased $43 in the first quarter 2002 attributable to strong growth in digital and data revenues and by our marketing of calling features. Those increases were substantially offset by a decrease in basic and extended area service revenues reflecting competition and a slowing economy.

Residential access lines decreased 3.4% and business access lines increased 1.8%. We continue to experience access line declines but the rate of decline decreased slightly from a rate of 1.9% in fourth quarter 2001. The core business was affected by a slowing economy, competitive impacts related to over 300 active carriers authorized to provide telecommunications services in our region and technological changes manifested in the shifting of customers from wireline to wireless and second line customers to high-speed access service.

At March 31, 2002, we provided 1.9 million wholesale lines to competitors, on both a resale and unbundled network elements (UNE) basis. At March 31, 2002, UNEs accounted for approximately 67% of our wholesale lines and at March 31, 2001 they represented 47%. Because of the larger discounts associated with UNEs versus resale, this shift to UNEs is negatively impacting our revenue growth. We also estimate that we have lost an additional 2.2 million lines to facilities-based competitors.

Revenues from optional calling features such as caller ID, call waiting, call return and voicemail service increased $29, or 5.2%, during first quarter 2002 compared to first quarter 2001. These increases were driven by growth in calling feature usage through our Complete Choice(R) Package, a one-price bundled offering of over 20 calling features.

Network access
Network access revenues decreased $30 in the first quarter of 2002 when compared to the same 2001 period. Revenues from dedicated high-capacity data line offerings grew approximately $32 quarter over quarter as high-capacity users increased their use of our network. The increases were offset by a $35 decline in revenues derived from switched access services resulting from a 10.0% decrease in access minutes-of-use volumes. These volumes continue to be negatively impacted by migration of minutes to dedicated digital and data services offerings which are fixed-charge based rather than minute-of-use based, competition from competitive local exchange carriers whose traffic completely bypasses our network, and the effect of alternative services such as wireless and Internet e-mail.

Long distance
Long distance revenues increased $34 in the first quarter 2002. Strong growth of $60 in wholesale long distance and prepaid long distance cards was partially offset by $26 in losses of intraLATA toll revenues as toll messages declined 13.5% for the quarter. Growth in wholesale long distance was driven by increased sales to second and third tier long distance carriers and higher volumes related to Cingular driven by proliferation of free long distance plans. IntraLATA toll losses are driven by the increased demand for Area Plus services, which are included in local service.

Other communications
Other communications revenue decreased $36 during first quarter 2002. Reductions in payphone and video entertainment revenues were offset by growth in revenues from wireless interconnection and customer premises equipment. BellSouth continues to transition out of the payphone business by year-end 2003.

Segment operating expenses

Operational and support expenses
Operational and support expenses increased $119 during first quarter 2002. The increase was primarily attributable to result of higher volumes in the wholesale long distance business, higher uncollectibles due to bankruptcies of telecom sector customers and continued economic slowing, and higher employee benefit costs driven primarily by higher pension and increasing medical costs, offset by lower salary and wages and employee expenses due to staff reductions.

Depreciation and amortization
Depreciation and amortization expense increased $39 during first quarter 2002 compared to first quarter 2001. The increases are primarily attributable to amortization of capitalized software and depreciation resulting from higher levels of net property, plant and equipment partially offset by declines in the overall composite depreciation rate.

------------------------------------------------------------------------------
Domestic Wireless
------------------------------------------------------------------------------

During fourth quarter 2000, we contributed our domestic wireless operations to a joint venture with SBC Communications, forming the second largest wireless carrier in the U.S., Cingular. We own an approximate 40% economic interest in the venture and share control with SBC. We account for the investment under the equity method. For management purposes, we evaluate our domestic wireless segment based on our proportionate share of Cingular's results. Accordingly, results for our domestic wireless segment reflect the proportional consolidation of approximately 40% of Cingular's results.

                                              For the Three Months
                                                 Ended March 31,          %
                                                2001        2002        Change

Segment operating revenues:
   Service revenues                           $   1,205       $1,326        10.0
   Equipment revenues                               105           91      (13.3)
       Total segment operating revenues           1,310        1,417         8.2
Segment operating expenses:
   Operational and support expenses                 925          971         5.0
   Depreciation and amortization                    180          180         0.0
       Total segment operating expenses           1,105        1,151         4.2
Segment operating income                            205          266        29.8
Segment net income                                  $88          $92         4.5

Customers (000s)                                  8,214        8,732         6.3
Average monthly revenue per customer                $50          $50         0.0



Segment operating revenues

Segment operating revenues grew $107 during first quarter 2002 compared to the same 2001 period. Service revenues increased $121, primarily as a result of higher local service revenues associated with growth in the customer base and the adoption of new national and regional rate plans which offer larger numbers of included minutes and bundling of roaming and long distance offerings. Revenues derived from the first quarter 2002 addition of a wireless handset captive insurance subsidiary contributed $13 to the increase. These increases were offset by declines in roaming and long distance revenues reflecting the migration of customers to the new national and regional plans. Roaming revenues derived from the provision of access to customers of competitors declined as competitors continue to negotiate and pay lower rates as well as build out their networks and reduce the need of their customers to roam on Cingular's network. Equipment revenues decreased as a result of fewer gross customer additions quarter over quarter.

The rate of customer growth was impacted by churn reflecting management initiatives to migrate analog customers to digital services and reduce the mix of prepaid and reseller customers in Cingular's subscriber base. Average monthly usage by customers increased during the first quarter reflecting the impact of the new customer plans.

Segment operating expenses

Operational and support expenses
Operational and support expenses increased $46 during first quarter 2002 compared to the same 2001 period. Cingular's expense growth was driven by increased service costs resulting from a rise in minutes of use, higher long distance costs driven by the bundling of long distance offerings in new rate plans, and costs associated with the commencement of operations of a captive insurance subsidiary. These increases were offset by a decline in equipment costs due to lower gross customer additions, and declines in branding expenses associated with the introduction of the Cingular brand name last year.

Depreciation and amortization
Depreciation and amortization remained flat during first quarter 2002 when compared to the same 2001 period. The increase in Cingular's depreciation expense attributable to higher levels of gross property, plant and equipment was largely offset by decreases associated with the contribution of network assets to a joint venture. Amortization expense declined $19 as a result of the cessation of amortization of licenses and goodwill due to the implementation of SFAS No. 142.

---------------------------------------------------------------------------
Latin America
---------------------------------------------------------------------------

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

                                            For the Three Months
                                               Ended March 31,          %
                                              2001        2002        Change
Segment operating revenues:
   Service revenues                              $642         $546      (15.0)
   Equipment revenues                             139          110      (20.9)
   Advertising and publishing revenues              1            3        N/M*
        Total segment operating revenues          782          659      (15.7)
Operating expenses:
   Operational and support expenses               630          478      (24.1)
   Depreciation and amortization                  154          118      (23.4)
        Total operating expenses                  784          596      (24.0)
Operating income                                  (2)           63         N/M
Net losses of equity affiliates                  (13)          (6)         N/M
Segment net income (loss)                       $(63)           $4         N/M

Customers (a)  (000s)                           7,784        7,908         1.6
Average monthly revenue per customer (a)          $28          $23      (17.9)


*  Not Meaningful

(a) The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.

Segment operating revenues

Segment operating revenues decreased $123 compared to first quarter 2001 due to numerous factors including:

o The continued weakening of our Latin American operations' local currencies against the U.S. Dollar. Absent changes in foreign currency exchange rates, revenues would have been $130 higher in 2002; and

o Decreases in equipment revenues at our operations in Venezuela, Colombia and Argentina totaling $40.

These decreases were partially offset by increases in service revenues totaling $29 at our operations in Colombia and Ecuador, attributable to growth in the customer bases of those operations. Revenues from complementary business ventures in Venezuela, primarily wholesale long distance voice, data access and transport and Internet access also increased by $27.

Segment operating expenses

Operational and support expenses
Operational and support expenses decreased $152 compared to first quarter 2001. Changes in foreign currency exchange rates favorably affected this change; absent changes in foreign currency exchange rates, operational and support expenses would have been $87 higher in first quarter 2002. The remaining reductions in expenses were primarily attributable to a 17.5% decline in gross customer additions and reductions in administrative costs.

Depreciation and amortization
Depreciation expense decreased $17 quarter over quarter as a result of lower depreciation in Colombia due to a true-up of depreciation on network assets. Amortization expense decreased $19 quarter over quarter as a result of the cessation of amortization of goodwill under the guidance of SFAS No. 142.

Net losses of equity affiliates

Net losses from our Latin America equity affiliates improved $7 to $(6) in first quarter 2002, primarily the result of operational improvements at our operations in Brazil.

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

The first quarter 2002 segment results exclude the effect of a correction to unbilled accounts receivable.

                                             For the Three Months
                                                Ended March 31,          %
                                             2001        2002        Change

Segment operating revenues                      $437         $383      (12.4)
Segment operating expenses:
   Operational and support expenses              204          205         0.5
   Depreciation and amortization                   7            6      (14.3)
        Total segment operating expenses         211          211         0.0
Segment operating income                         226          172      (23.9)
Segment net income                              $137         $104      (24.1)


Segment operating revenues

Revenues decreased $54 during first quarter 2002 when compared to the same 2001 period. The decrease is principally a result of changes in directory publication dates. Excluding the effects of changes in directory publishing dates, revenue growth for the segment would have approximated negative 2%. Negative growth is attributable to continued slow economic conditions.

Segment operating expenses

Operational and support expenses remained relatively flat in first quarter 2002 as volume and timing related decreases were offset by increases in bad debt expense.

Depreciation and amortization remained relatively flat.

-------------------------------------------------------------------------------
All Other Businesses
-------------------------------------------------------------------------------

All other businesses primarily consist of a captive insurance subsidiary and equity investments in wireless operations in Israel, Denmark and our former operations in Germany. While the operating results for this segment include the results of the German operations for first quarter 2001 and first quarter 2002, the results for this segment for first quarter 2002 exclude the gains and losses associated with the conversion of our ownership in Germany to ownership in KPN.


                                             For the Three Months
                                                Ended March 31,          %
                                            ------------------------
                                               2001        2002        Change

Segment operating revenues                      $33          $25      (24.2)
Segment operating expenses                       27           16      (40.7)
Segment operating income                          6            9        50.0
Net earnings of equity affiliates              (20)           13        N/M*
Segment net income (loss)                     $(17)          $19         N/M


* - Not Meaningful.


Segment operating results

Revenues and expenses were derived primarily from the sale of insurance on customer premises equipment and amortization of deferred revenues related to a transaction with Crown Castle to monetize wireless towers in 1999. The decrease in operating revenues and expenses is attributable to the discontinuance of sales of insurance on wireless handsets effective first quarter 2002.

Net earnings of equity affiliates increased $33, attributable to improved operating results at our former German operation as well as higher income from the operations in both Denmark and Israel.

-------------------------------------------------------------------------------
Liquidity and Financial Condition
-------------------------------------------------------------------------------

Cash flows from operations are our primary source of cash for funding existing operations, capital expenditures, debt interest and principal payments, and dividend payments to shareholders. Should the need arise, however, we believe we are well positioned to raise capital in the public debt markets. At March 31, 2002, our corporate debt rating was Aa3 from Moody's Investor Service and A+ from Standard and Poor's. Our short-term credit rating at March 31, 2002 was P-1 from Moody's and A-1 from Standard and Poor's. Our commercial paper program as of March 31, 2002 was $8.0 billion, but only $2.0 billion was outstanding. We believe that we have ready access to the commercial paper market in the event funding in excess of our operating cash flows is needed. Furthermore, we have $2.5 billion in unused committed back-up lines of credit available in case we are unable to access the commercial paper market. We also have a registration statement on file with the SEC under which $2.3 billion of long-term debt securities could be issued. While current liabilities exceed current assets, our sources of funds -- primarily from operations and, to the extent necessary, from readily available external financing arrangements -- are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the needs of our business for the next twelve months.

Net cash provided by (used for):

                         For the Three Months
                            Ended March 31,
                       2001            2002            Change
Operating activities  $ 1,673        $ 2,065      $ 392    23.4%
Investing activities  $ (940)          $ 745    $ 1,685     N/M*
Financing activities  $(1,082)      $ (1,341)     $ 259    23.9%



* Not Meaningful

Net cash provided by operating activities
Cash generated by operations increased $392 during first quarter 2002 compared to first quarter 2001. The increase was driven primarily by payments in first quarter 2001 of $200 related to the termination of a vendor contract and $115 related to the exiting of the wireless entertainment business.

Net cash provided by investing activities
During the first quarter 2002, we generated proceeds of $1,760 from the sale of our investment in KPN and portions of our investments in Qwest and TCO as well as proceeds from the repayment of our loan to KPN. Offsetting these proceeds were the investment of $1,005 for capital expenditures to support our wireline and wireless networks, to promote the introduction of new products and services and to increase operating efficiency and productivity.

Net cash used for financing activities
During first quarter 2002 we reduced our short-term borrowings by almost $1 billion and paid dividends of $.19 per share totaling $357. Our debt to total capitalization ratio of 49.8% at March 31, 2002 decreased from 52.0% at December 31, 2001.

Market Risk

For a complete discussion of our market risks, you should refer to the caption "Quantitative and Qualitative Disclosure About Market Risk" in our 2001 annual report on Form 10-K. Our primary exposure to market risks relates to unfavorable movements in interest rates and foreign currency exchange rates. We do not anticipate any significant changes in our objectives and strategies with respect to managing such exposures.


-------------------------------------------------------------------------------
Operating Environment and Trends of the Business
-------------------------------------------------------------------------------

Domestic Economic Trends

On average, the economy of our nine-state region tends to closely track the U.S. economy. Real GDP growth for 2002 is expected to be 2.3 percent, increasing to 4 percent in 2003. Growth in the first half of the year will be driven largely by consumer spending and by restocking of inventories. Business spending on plant and equipment is not expected to contribute significantly until well into the second half of the year when corporate profits begin to improve. Employment growth in the region, which has been closely correlated with various measures of BellSouth's business performance in the past, seems likely to remain sluggish in the first half of the year, but is expected to gather pace in the second half of 2002. We expect 2002 employment growth in our region to be below one percent, but improving to 3 percent next year.

Real personal income growth in our nine-state region is expected to average 2.9 percent in 2002 and 5 percent in 2003. Residential construction activity, which did not slump in the recession, will stay at a strong pace. Housing starts will top 450 thousand in both 2002 and 2003. Historically, our business has generally followed the timing of the cycle in the overall economy, so if past is prologue, we should see signs of recovery in our operations. Those signs have not appeared yet and may not appear at all this year.

Latin American Economic Trends

Poor economic conditions continued in most of the region during the first quarter 2002. Growth is expected to be sluggish to modest in much of the region this year. We expect Latin America to grow at a faster pace in 2003 if the recession has ended in the United States by the end of 2002. However, Argentina and Venezuela are likely to be exceptions. In the wake of its financial crisis, Argentina's economy is expected to contract sharply this year, perhaps as much as 10 percent. No recovery is in sight and the country's troubles are expected to extend into 2003 before the downturn ends. Following Venezuela's currency devaluation this winter, the economy is expected to contract in 2002 with a return to moderate growth in 2003. High oil prices should help to keep the economy afloat. However, recent political events in the country have significantly increased the downside risk to this forecast. We believe inflation rates upward of 20 percent are likely in both Argentina and Venezuela this year.

Colombia's civil war remains a drain on its economy, resulting in outflows of both money and human capital. Sluggish growth of 1.5 percent is expected this year, improving in 2003 to over 3.5 percent.

Argentina. In early 2002, the Argentine government announced economic reforms, including a devaluation of the peso. As a result of the devaluation, our Argentine operation violated covenants on $350 of its U.S. Dollar-denominated debt. The debt is classified as current in the March 31, 2002 balance sheet. The devaluation, resulting new laws and regulations instituted, and the instability of the government make it difficult to anticipate the long-term impacts of the economic situation in Argentina. Due to the rapidly changing environment, we are closely monitoring the situation and cannot anticipate the ultimate outcome.

Brazil. On March 28, 2002, BCP, our Brazilian investment, defaulted on a principal payment. We continue to discuss possible funding solutions with our principal partner and BCP's lenders. The parties have not reached any agreement to date. There can be no assurance that an agreement will be reached. See note E to our consolidated interim financial statements.

Venezuela. On February 12, 2002, Venezuela's government floated its currency, ending a five-year-old regime that permitted the bolivar to trade only within a fixed-band against the U.S. Dollar. As a result, devaluation occurred. It is uncertain what the long-term impacts of the devaluation will have on our operations. Based on the current monetary asset position of this operation, we recorded a benefit of $27, or $14 after taxes and minority partner interests, in the first quarter of 2002.

Regulatory Developments

Beginning in late 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new statute, adopted subsequent to the Commission's approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the Commission. The election became effective during August 1999. The South Carolina Consumer Advocate petitioned the Commission seeking review of the level of our earnings during the 1996 - 1998 period when we operated under the subsequently invalidated price regulation plan. The Commission voted to dismiss the petition in November 1999 and issued orders confirming the vote in February and June of 2000. In July 2000, the Consumer Advocate appealed the Commission's dismissal of the petition. If the Consumer Advocate prevails, the case could be remanded to the South Carolina PSC, which could, after considering evidence, order refunds to customers in South Carolina. At this time, we are unable to determine the impact, if any, this may have on future earnings.

Also in 2000, the Florida Public Service Commission issued a proposed agency action stating that our change in 1999 from a late charge based on a percentage of the amounts overdue to a flat rate fee plus an interest charge violated the Florida price regulation statute and voted that approximately $65 should be refunded. We protested the decision. On August 30, 2001, the Commission issued an order adopting its proposed action. We have appealed to the Florida Supreme Court and continue to collect the charges subject to refund. The total amount as of March 31, 2002 subject to potential refund was $91, including accrued interest. No accrual has been recorded in these financial statements related to this matter.

In October 2001, we filed applications with the FCC to offer long distance service to customers in Louisiana and Georgia. These filings, which followed the unanimous approval by the Public Service Commissions (PSC) in Louisiana and Georgia, were withdrawn in December 2001. We refiled applications with the FCC to offer long distance service to customers in those states in February 2002. In October 2001, the Mississippi Public Service Commission unanimously endorsed BellSouth's state-level filing to provide long distance service. In November 2001, the South Carolina Public Service Commission unanimously endorsed BellSouth's state-level filing to provide long distance service. In April 2002, the Kentucky Public Service Commission unanimously endorsed BellSouth's state-level filing to provide long distance service. We have also made filings with the PSCs in each of Alabama, Florida, North Carolina and Tennessee to review our compliance with the requirements for obtaining long distance authority. We expect to file an application with the FCC for each state at the appropriate point in the state commission's consideration. We do not know if the FCC will require further changes in our network interconnection elements and operating systems before it will approve such petitions. Any such changes could result in significant additional expense and increased local service competition from CLECs that use our network.

We are involved in numerous legal proceedings associated with state and federal regulatory matters. While complete assurance cannot be given as to the outcome of these matters, we believe that any financial impact would not be material to our results of operations, financial position or cash flows. See note M to our consolidated interim financial statements.

Foreign Risks

Our reporting currency is the U.S. Dollar. However, most of our international revenues are generated in the currencies of the countries in which we operate. In addition, many of our international operations and equity investees hold U.S. Dollar-denominated short- and long-term debt. The currencies of many Latin American countries have experienced substantial volatility and depreciation in the past. Declines in the value of the local currencies in which we are paid relative to the U.S. Dollar will cause revenues in U.S. Dollar terms to decrease and dollar-denominated liabilities to increase in local currency. Where we consider it to be economically feasible, we attempt to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts or similar instruments as a vehicle for hedging; however, a substantial amount of our exposures are unhedged.

The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Our ability to raise prices is limited in many instances by government regulation of tariff rates and competitive constraints. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business.

Economic, social and political conditions in Latin America are, in some countries, unfavorable and volatile, which may impair our operations. These conditions could make it difficult for us to continue development of our business, generate revenues or achieve or sustain profitability. Historically, recessions and volatility have been primarily caused by: monetary, exchange rate and/or fiscal policies; currency devaluations; significant governmental influence over many aspects of local economies; political and economic instability; unexpected changes in regulatory requirements; social unrest or violence; slow or negative economic growth; imposition of trade barriers; and wage and price controls. Our Latin American business could be materially adversely affected if the recent political and economic crisis in Argentina and Venezuela worsen, continue for a sustained period or spread to other Latin American countries.

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

o the potential unwillingness or inability of our partners to fund their obligations to our international joint ventures due to deteriorating economic conditions or other facts;

o the potential unwillingness of banks or other lenders to lend to our international joint ventures due to deteriorating economic conditions and tightening credit standards;

o higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;

o    the outcome of pending litigation;

o unanticipated higher capital spending from, or delays in, the deployment of new technologies;

o    the impact of terrorist attacks on our business; and

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



                                                          BELLSOUTH CORPORATION

                                                      By /s/ W. Patrick Shannon
                                                         ----------------------
                                                             W. PATRICK SHANNON
                                                       Vice President - Finance
                                                 (Principal Accounting Officer)


May 3, 2002

                                                             EXHIBIT INDEX

     Exhibit
     Number

     11           Computation of Earnings Per Common Share.

     12           Computation of Ratio of Earnings to Fixed Charges.