Form 10-Q
period 2002-06-30
BELLSOUTH CORP
filed 2002-08-02
CIK 732713

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from to
COMMISSION FILE NUMBER 1-8607

BELLSOUTH CORPORATION

(Exact name of registrant as specified in its charter)

Georgia (State of Incorporation)	58-1533433 (I.R.S. Employer Identification Number)

1155 Peachtree Street, N. E., Atlanta, Georgia (Address of principal executive offices)	30309-3610 (Zip Code)
Registrant’s telephone number 404-249-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

At July 26, 2002, 1,871,705,594 common shares were outstanding.

PART I -- Financial Information
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Consolidated Results of Operations
Overview of Consolidated Results of Operations
Results by Segment
Communications Group
Domestic Wireless
Operating Environment and Trends of the Business
Item 3. Qualitative and Quantitative Disclosures About Market Risk
Cautionary Language Concerning Forward-Looking Statements
PART II – Other Information
SIGNATURE
EXHIBIT INDEX
EX-11 Computation of Earnings Per Common Share
EX-12 Computation of Ratio of Earnings

PART I — Financial Information

Item 1. Financial Statements

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the Three		For the Six
	Months		Months
	Ended June 30,		Ended June 30,

	2001	2002	2001	2002

Operating Revenues:
Communications group	$4,764	$4,631	$9,429	$9,276
Latin America	744	597	1,517	1,253
Domestic advertising and publishing	436	538	870	754
All other	41	14	88	31

Total Operating Revenues	5,985	5,780	11,904	11,314

Operating Expenses:
Operational and support expenses	3,232	3,008	6,393	5,973
Depreciation and amortization	1,203	1,170	2,360	2,331
Provision for restructuring	—	357	—	357

Total Operating Expenses	4,435	4,535	8,753	8,661

Operating income	1,550	1,245	3,151	2,653
Interest expense	334	301	694	605
Gain (loss) on sale of operations, net	—	—	—	1,318
Net earnings of equity affiliates	108	176	190	341
Foreign currency transaction losses	36	355	64	645
Other income (expense), net	116	(61)	228	(436)

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	1,404	704	2,811	2,626
Provision for Income Taxes	524	411	1,040	1,178

Income Before Cumulative Effect of Change in Accounting Principle	880	293	1,771	1,448

Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	(1,285)

Net Income	$880	$293	$1,771	$163

Weighted-Average Common Shares Outstanding:
Basic	1,874	1,875	1,873	1,877
Diluted	1,886	1,882	1,886	1,885
Dividends Declared Per Common Share	$0.19	$0.20	$0.38	$0.39
Basic Earnings Per Share:
Income Before Cumulative Effect of Change in Accounting Principle	$0.47	$0.16	$0.95	$0.77
Net Income	$0.47	$0.16	$0.95	$0.09
Diluted Earnings Per Share:
Income Before Cumulative Effect of Change in Accounting Principle	$0.47	$0.16	$0.94	$0.77
Net Income	$0.47	$0.16	$0.94	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED BALANCE SHEETS
       (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	December 31,	June 30,
	2001	2002

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$592	$1,842
Accounts receivable, net of allowance for uncollectibles of $466 and $441	4,989	4,270
Material and supplies	382	328
Other current assets	892	852

Total current assets	6,855	7,292

Investments and advances	10,620	9,866

Property, plant and equipment	64,332	64,630
Less: accumulated depreciation	39,389	40,383

Property, plant and equipment, net	24,943	24,247

Deferred charges and other assets	5,122	5,566
Goodwill	1,639	358
Other intangible assets, net	2,867	2,685

Total assets	$52,046	$50,014

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt maturing within one year	$5,111	$5,406
Accounts payable	1,656	1,313
Other current liabilities	3,301	3,593

Total current liabilities	10,068	10,312

Long-term debt	15,014	12,635

Noncurrent liabilities:
Deferred income taxes	3,206	4,076
Other noncurrent liabilities	5,161	5,247

Total noncurrent liabilities	8,367	9,323

Shareholders’ equity:
Common stock, $1 par value (8,650 shares authorized; 1,877 and 1,873 shares outstanding)	2,020	2,020
Paid-in capital	6,875	6,878
Retained earnings	15,137	14,485
Accumulated other comprehensive loss	(294)	(476)
Shares held in trust and treasury	(4,996)	(5,104)
Guarantee of ESOP debt	(145)	(59)

Total shareholders’ equity	18,597	17,744

Total liabilities and shareholders’ equity	$52,046	$50,014

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
    (UNAUDITED)
    (IN MILLIONS)

	For the Six Months
	Ended June 30,

	2001	2002

Cash Flows from Operating Activities:
Net income	$1,771	$163
Adjustments to net income:
Depreciation and amortization	2,360	2,331
Provision for uncollectibles	219	411
Net earnings of equity affiliates	(190)	(341)
Dividends received from equity affiliates	214	—
Minority interests in income of subsidiaries	(10)	(77)
Deferred income taxes	156	809
Net losses on sale or impairment of equity securities	50	388
Postretirement benefit curtailment charge	72	—
Brazilian loan impairment	—	383
A&P unbilled receivable adjustment	—	163
Provision for restructuring	—	357
Foreign currency transaction losses	64	645
Cumulative effect of change in accounting principle	—	1,285
(Gain) loss on sale of operations	—	(1,318)
Net change in:
Accounts receivable and other current assets	(199)	86
Accounts payable and other current liabilities	(287)	(582)
Deferred charges and other assets	(519)	(455)
Other liabilities and deferred credits	138	—
Other reconciling items, net	88	(55)

Net cash provided by operating activities	3,927	4,193

Cash Flows from Investing Activities:
Capital expenditures	(3,357)	(2,028)
Investments in and advances to equity affiliates	(160)	(7)
Proceeds from sale of investment	1,018	1,454
Purchases of wireless licenses	(10)	—
Proceeds from disposition of short-term investments	108	2
Purchases of short-term investments	(76)	—
Proceeds from repayment of loans and advances	6	426
Investments in debt securities	(176)	—
Other investing activities, net	(42)	63

Net cash used for investing activities	(2,689)	(90)

Cash Flows from Financing Activities:
Net borrowings (repayments) of short-term debt	(2,251)	(1,393)
Proceeds from long-term debt	1,819	8
Repayments of long-term debt	(547)	(568)
Dividends paid	(712)	(713)
Purchase of treasury shares	—	(189)
Other financing activities, net	50	2

Net cash used for financing activities	(1,641)	(2,853)

Net increase (decrease) in cash and cash equivalents	(403)	1,250
Cash and cash equivalents at beginning of period	1,061	592

Cash and cash equivalents at end of period	$658	$1,842

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(UNAUDITED)
(IN MILLIONS)

	For the Six Months Ended June 30, 2001

	Number of Shares		Amount

		Shares					Shares
		Held in				Accum. Other	Held in	Guarantee
	Common	Trust and	Common	Paid-in	Retained	Comprehensive	Trust and	of ESOP
	Stock	Treasury	Stock	Capital	Earnings	Income/(Loss)	Treasury	Debt	Total

		(a)					(a)
Balance at December 31, 2000	2,020	(148)	$2,020	$6,740	$14,074	$(488)	$(5,222)	$(212)	$16,912
Net income					1,771				1,771
Other comprehensive income, net of tax:
Foreign currency translation adjustment						(12)			(12)
Net unrealized losses on securities						(236)			(236)
Net unrealized losses on derivatives						(11)			(11)

Total comprehensive income(b)									1,512
Dividends declared					(713)				(713)
Share issuances for employee benefit plans		2		3	(32)		96		67
Tax benefit related to stock options				20					20
ESOP activities and related tax benefit					2			80	82

Balance at June 30, 2001	2,020	(146)	$2,020	$6,763	$15,102	$(747)	$(5,126)	$(132)	$17,880

	For the Six Months Ended June 30, 2002

	Number of Shares		Amount

		Shares					Shares
		Held in				Accum. Other	Held in	Guarantee
	Common	Trust and	Common	Paid-in	Retained	Comprehensive	Trust and	of ESOP
	Stock	Treasury	Stock	Capital	Earnings	Income/(Loss)	Treasury	Debt	Total

		(a)					(a)
Balance at December 31, 2001	2,020	(143)	$2,020	$6,875	$15,137	$(294)	$(4,996)	$(145)	$18,597
Net income					163				163
Other comprehensive income, net of tax:
Foreign currency translation adjustment						(180)			(180)
Net unrealized losses on securities						(26)			(26)
Net unrealized gains on derivatives(c)						24			24

Total comprehensive income(b)									(19)
Dividends declared					(734)				(734)
Share issuances for employee benefit plans		4		3	(65)		109		47
Purchase of treasury stock		(8)					(235)		(235)
Purchase of stock by grantor trust					(18)		18		—
ESOP activities and related tax benefit					2			86	88

Balance at June 30, 2002	2,020	(147)	$2,020	$6,878	$14,485	$(476)	$(5,104)	$(59)	$17,744

(a)	Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of June 30, 2001, there were approximately 36 shares held in trust and 110 shares held in treasury. As of June 30, 2002, there were approximately 37 shares held in trust and 110 shares held in treasury.

(b)	Total comprehensive income for second quarter 2001 was $770. Total comprehensive income for second quarter 2002 was $435.

(c)	Net unrealized gains on derivatives include an adjustment for realized gains of $31.

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE A—PREPARATION OF INTERIM FINANCIAL STATEMENTS

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

Certain amounts within the prior year’s information have been reclassified to conform to the current year’s presentation.

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under SFAS No. 142, we ceased to amortize goodwill, embedded goodwill related to equity investments and costs associated with indefinite life wireless licenses. In addition, our net earnings of equity affiliates reflect the impact of adopting this new accounting standard on the operations of our equity investments (the most significant of which is our investment in Cingular Wireless). As required by SFAS No. 142, we reassessed the expected useful lives of existing intangible assets. This resulted in changes to the expected useful lives of some of our Latin American wireless licenses.

Cingular has determined that the FCC wireless licenses they own have an indefinite useful life because cash flows are expected to continue indefinitely and historical practice has shown that Cingular has been able to renew the licenses at each expiration period. Under SFAS No. 142, Cingular will not amortize these wireless licenses until Cingular determines that the licenses have a finite life.

Summarized below are the major classes of intangible assets that will continue to be amortized under SFAS No. 142, as well as the carrying values of those intangible assets, which will no longer be amortized:

	December 31, 2001		June 30, 2002

	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Capitalized software	$2,208	$686	$2,316	$758
Wireless licenses	897	284	897	300
Customer lists	419	291	419	316
Other	36	11	30	13
Total	$3,560	$1,272	$3,662	$1,387
Intangible assets not subject to amortization:
Wireless licenses	$360	$22	$184	$15

The table above does not include assets held for sale, which represent Multichannel Multipoint Distribution Service (MMDS) licenses. MMDS licenses held for sale represented $267 gross and $241 net and are included in other intangibles, net in the December 31, 2001 and June 30, 2002 consolidated balance sheets.

The following table presents current and expected amortization expense of the existing intangible assets as of June 30, 2002 for each of the following periods:

Aggregate amortization expense:
For the six months ended June 30, 2002	$294
Expected amortization expense for the years ending:
2003	567
2004	560
2005	557
2006	435
2007	432

The following table shows our 2001 results presented on a comparable basis to the 2002 results, adjusted to exclude amortization expense related to goodwill and indefinite lived wireless licenses. We expect the annual increase to earnings for 2002 compared to 2001 to approximate $130, or $0.07 per share.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(UNAUDITED)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

	For the Three		For the Six
	Months		Months
	Ended June 30,		Ended June 30,

	2001	2002	2001	2002

Income before extraordinary item and cumulative effect of change in accounting principle — as reported	$1,404	$704	$2,811	$2,626
Add back: License amortization, net of tax	2	—	4	—
Add back: Goodwill amortization, net of tax	15	—	25	—
Add back: Equity method amortization, net of tax	15	—	30	—

Income before extraordinary item and cumulative effect of change in accounting principle — as adjusted	$1,436	$704	$2,870	$2,626

Basic earnings per share:
Net income — as reported	$0.47	$0.16	$0.95	$0.09
Goodwill amortization	0.01	—	0.01	—
Equity method amortization	0.01	—	0.02	—

Net income — as adjusted	$0.49	$0.16	$0.98	$0.09

Diluted earnings per share:
Net income — as reported	$0.47	$0.16	$0.94	$0.09
Goodwill amortization	0.01	—	0.01	—
Equity method amortization	0.01	—	0.02	—

Net income — as adjusted	$0.49	$0.16	$0.97	$0.09

As part of the adoption of SFAS No. 142, we were required to perform initial valuations to determine if any impairment of goodwill and indefinite-lived intangibles exists. We will continue to test embedded goodwill related to equity investments for impairment under accounting rules for equity investments, which are based on comparisons between fair value and carrying value.

During the second quarter 2002, we completed the transitional impairment test required under SFAS No. 142. In accordance with SFAS No. 142, goodwill was tested for impairment by comparing the fair value of our reporting units to their carrying values. Fair values were determined by the assessment of future discounted cash flows. The fair values of our Latin American reporting units were less than the carrying value of these units. The allocation of fair values to identifiable tangible and intangible assets resulted in an implied valuation of the goodwill associated with these reporting units of $118. As a result we recorded an impairment loss of $1,277, with no income tax benefit. Additionally, our equity investee, Cingular Wireless, adopted SFAS No. 142 in the second quarter. These impairment losses are recorded as a cumulative effect of change in accounting principle on the income statement as of January 1, 2002.

The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2002 are as follows:

	Domestic	Latin
	Wireless	America	Total

Balance at December 31, 2001	$244	$1,395	$1,639
SFAS No. 142 impairment	—	(1,277)	(1,277)
Other	6	(10)	(4)

Balance at June 30, 2002	$250	$108	$358

The $1,285 cumulative effect of change in accounting principle in the consolidated income statements includes $8 recorded through net earnings (losses) of equity affiliates.

ASSET RETIREMENT OBLIGATIONS

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

NOTE C—EARNINGS PER SHARE

Basic earnings per share is computed on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted-average number of common shares outstanding plus net incremental shares arising out of employee stock options and benefit plans. The following is a

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(UNAUDITED)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE C—EARNINGS PER SHARE (Continued)

reconciliation of the weighted-average share amounts (in millions) used in calculating earnings per share:

	For the Three		For the Six
	Months		Months
	Ended June 30,		Ended June 30,

	2001	2002	2001	2002

Basic common shares outstanding	1,874	1,875	1,873	1,877
Incremental shares from stock options and benefit plans	12	7	13	8

Diluted common shares outstanding	1,886	1,882	1,886	1,885

The earnings amounts used for per-share calculations are the same for both the basic and diluted methods. Outstanding options to purchase 52 million shares for the three months ended June 30, 2001 and 48 million shares for the six months ended June 30, 2001 were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common stock. Outstanding options to purchase 67 million shares for the three months ended June 30, 2002 and 62 million shares for the six months ended June 30, 2002 were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common stock.

NOTE D—PURCHASE OF TREASURY SHARES

We have announced our intention to purchase up to $2 billion of our outstanding common stock over the next 18 months. During second quarter 2002, we purchased 7.6 million shares of our common stock in the open market for approximately $235, which included $189 of cash payments and $46 of purchases that settled in July.

NOTE E—DIVESTITURES

Conversion of E-Plus Interest to KPN

In March 2002, we completed a transaction with Dutch telecommunications provider Royal KPN N.V. (KPN) in which we exchanged our 22.51% stake in E-Plus for 234.7 million KPN shares. After this exchange, we held approximately 9.42% of KPN’s outstanding shares. As part of this transaction, we surrendered existing warrants to purchase KPN shares and exchange rights with regard to KPN Mobile. We recorded a gain of $1,335, or $854 after tax, representing the difference in the fair value of the KPN shares received and the carrying value of our investment in E-Plus. We sold the 234.7 million shares that we held in KPN in March 2002 for $1,076 in proceeds and recognized a loss of $27, or $17 after tax, on the sale.

We report our results on a calendar basis, except for our international operations, including E-Plus, which we reported on a one-month lag basis. As described above, we disposed of our investment in E-Plus during March 2002. Therefore, the lag basis of reporting was no longer applicable to this investment. Accordingly, the gain resulting from this transaction was recorded in our financial statements for the period ended March 31, 2002.

As part of the agreement, KPN repaid $426 under a loan facility provided by BellSouth and assumed approximately 2.13 billion Euro of BellSouth loans that were previously extended to E-Plus. Concurrent with KPN’s assumption of loans, we unwound several foreign-currency forward contracts associated with the original loans to E-Plus and recognized a gain of $31, or $20 after tax. At the same time, we entered into three foreign currency swap contracts to mitigate foreign currency risk on the KPN loans. The swaps, which qualify as cash flow hedges, lock-in the foreign exchange rate at an average of Euro/USD of 0.8730 for the three payments of principal along with the quarterly interest payments from KPN during 2002 through 2004.

NOTE F—BRAZILIAN LOAN IMPAIRMENT

We own equity interests in two wireless communications companies in Brazil (BCP SA and BSE SA). In addition to equity infusions, we have advanced these companies an aggregate of $398 in the form of shareholder loans. In January 2002, we guaranteed R$246 (approximately $108) of a BCP debenture issuance. We have not guaranteed any other debt of BCP. Our principal partner and we have been in discussions regarding shareholder support for the funding requirements of the respective operations and were not able to reach an agreement prior to the March 2002 due date for a $375 principal payment that BCP owes its principal lenders. This disagreement regarding shareholder support and BCP’s inability to meet the payment from its own operating cash flows led to BCP’s default on the $375 payment.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(UNAUDITED)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE F—BRAZILIAN LOAN IMPAIRMENT (Continued)

BSE is experiencing similar difficulties in paying its debt obligations from its operating cash flows.

As a result of default and inability to reach an agreement, we recorded a contingent liability for the debt guarantee, which increased our investment in Brazil. We also evaluated the probability of collecting our outstanding loans to these companies. In our assessment, given the companies’ current capital structures, deterioration of credit measures and the subordination of some of our loans to other third-party debt, we determined that it was probable that the loans would not be repaid. In determining the impairment, we compared the book basis of our net investment, including the debt guarantee, with the fair value of our interests in the companies. This analysis indicated an impairment of approximately $383, including $7 of accrued interest on the loans. Subsequent to the impairment, our net investment in these companies is $50 at June 30, 2002. Because our investment and net advances to BCP have been reduced to zero and due to the fact we are no longer committed to further financial support of the operation, we have ceased recognizing losses related to this operation.

We continue to discuss alternatives with our principal partner and these companies’ lenders. The parties have not reached any agreement to date. There can be no assurance that an agreement will be reached.

In the event of sale or liquidation of our investment, we will recognize cumulative translation losses as part of the gain or loss on sale or liquidation. The cumulative foreign currency translation losses related to these investments were $226 at June 30, 2002.

NOTE G—FOREIGN CURRENCY TRANSACTION LOSSES

In early 2002, the Argentine government announced economic reforms, including a devaluation of its national currency, the Peso. The Peso has lost over 70 percent of its value as compared to the US Dollar since the beginning of 2002. Based on the current monetary liability position of this operation, we recorded foreign currency transaction losses of $353 in the second quarter of 2002. We recorded a 100% valuation allowance, reserving against the tax benefits generated by these losses due to the lack of clarity in the tax law and potentially limited tax carryforward period in Argentina.

As a result of the cumulative devaluation, our Argentine operation violated covenants on $350 of its U.S. Dollar-denominated debt. The debt is classified as current in the June 30, 2002 balance sheet. We are currently working with lenders to resolve this matter. The devaluation, resulting new laws and regulations instituted, and the instability of the government makes it difficult to anticipate the long-term impacts of the economic situation in Argentina.

The second quarter 2002 includes $78 after tax in foreign currency transaction losses related to the first quarter of 2002. During June 2002, we discovered a miscalculation of foreign currency transaction losses at our Argentine operation, resulting in an understatement of the foreign currency transaction losses reported in the first quarter of 2002. Adjusted foreign currency transaction losses would have been $282 for the first quarter of 2002 instead of the $204 originally reported. Our analysis indicates that: no reporting period was materially misstated and operating trends were not affected; no regulatory requirements have been affected; our compliance with debt covenants were not affected by this error; and the error did not result from an unlawful transaction.

NOTE H—RESTRUCTURING AND BENEFIT

CURTAILMENT CHARGES

In the fourth quarter 2001, we recorded a charge of $232, or $143 after tax, reflecting restructuring actions that were taken to reduce operating costs. As a result of these reductions, we eliminated approximately 4,200 positions. The charge, recorded in accordance with provisions of SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” consisted primarily of cash severance and enhancements to post employment health benefits under pre-existing separation pay plans.

In second quarter 2002, we recorded a restructuring charge of $357, or $225 after tax, related to our plans to reduce our workforce by approximately 5,000 positions to reduce operating costs in response to a slow economy, increased competition and regulatory pricing pressures. The charge, recorded in accordance with provisions of SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” consisted primarily of cash severance and enhancements to post employment health benefits under pre-existing separation plans. Since the offer included both voluntary and involuntary separations, we will incur further charges in the third

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(UNAUDITED)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE H—RESTRUCTURING AND BENEFIT
CURTAILMENT CHARGES (Continued)

quarter 2002 as acceptance of the voluntary offers are received.

As of June 30, 2002, the aggregate liability related to these restructuring charges, was $384. We expect to complete the plans by the end of 2002.

In first quarter 2001, we recognized a curtailment loss of $72 in accordance with provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The loss resulted from accelerated recognition of prior service cost in excess of the decrease in our postretirement benefit obligation for the wireless employees that were subsequently transferred to and covered under Cingular’s postretirement benefit plans.

NOTE I—DEBT

In second quarter 2002, we redeemed $500 of our outstanding debt and recognized a $4 loss on early extinguishment of debt.

In April 2001, we privately sold $1,000 of 20-year annual put reset securities. In April 2002, the notes were remarketed in accordance with the global notes agreement at a rate of 4.105%. Annually, if the holders of the put options on these securities do not require us to repurchase the securities, the interest rates for these securities will be reset.

NOTE J—MARKETABLE SECURITIES

We have investments in marketable securities, primarily common stocks, which are accounted for under the cost method and are classified as available-for-sale under SFAS No. 115. Under SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses, net of income taxes, recorded in accumulated other comprehensive income (loss) in our statements of changes in shareholders’ equity and comprehensive income.

The fair values of our investments in marketable securities are determined based on market quotations. Equity securities that are restricted for more than one year or are not publicly traded are recorded at cost.

Qwest

At the beginning of 2001, we held 74.0 million shares of Qwest common stock. Since that time, we have sold all of our shares for a total of $1.4 billion in cash proceeds.

The following table summarizes our Qwest transactions (in millions):

					Other-than-
			Cash	Losses on	temporary
	Shares		Proceeds	Sales	Impairments

12/31/00	74.0
Less Sales:
1Q01	22.2		$1,000	$52	$—
2Q01	0.1		2	1	—
3Q01	4.5		135	78	1,286
4Q01	1.7	(a)	—	—	231
1Q02	18.5		166	93	156
2Q02	18.5		116	36	51
3Q02	8.5		18	—	—

	—		$1,437	$260	$1,724

(a) Shares exchanged for services (at book value of $81).

Other-than-temporary Impairments

Qwest stock has declined significantly since the beginning of 2001. We concluded that the continuing difficulties experienced by Qwest and other companies in the telecom sector indicated that the decline was other than temporary and therefore required an adjustment as reflected in the preceding table. These charges are included in Other income (expense), net, in our consolidated statements of income.

Telecentro Oeste Celular Participacoes SA (TCO)

During first quarter 2002, we sold the American Depositary Receipts representing nonvoting preferred stock that we held in TCO. We received total proceeds of $90 and recognized a gain of $22, or $14 after tax. The pretax gain is included in Other income (expense), net, in our consolidated statement of income.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(UNAUDITED)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE K—SEGMENT INFORMATION

We have four reportable operating segments: (1) Communications group; (2) Domestic wireless; (3) Latin America; and (4) Domestic advertising and publishing.

The following table provides information for each operating segment:

	For the
	Three Months		For the
	Ended		Six Months
	June 30,		Ended June 30,

	2001	2002	2001	2002

Communications group
External revenues	$4,749	$4,631	$9,386	$9,276
Intersegment revenues	35	40	69	77

Total revenues	$4,784	$4,671	$9,455	$9,353

Operating income	$1,430	$1,287	$2,940	$2,650

Segment net income	$819	$729	$1,674	$1,499

Domestic wireless
External revenues	$1,414	$1,500	$2,724	$2,917
Intersegment revenues	—	—	—	—

Total revenues	$1,414	$1,500	$2,724	$2,917

Operating income	$303	$289	$508	$555

Net losses of equity affiliates	$(4)	$(27)	$(6)	$(50)

Segment net income	$129	$99	$217	$191

Latin America
External revenues	$744	$597	$1,517	$1,253
Intersegment revenues	5	1	14	4

Total revenues	$749	$598	$1,531	$1,257

Operating (loss) income	$89	$80	$87	$143

Net losses of equity affiliates	$(7)	$(2)	$(20)	$(8)

Segment net (loss) income	$(7)	$14	$(70)	$18

Domestic advertising and publishing
External revenues	$436	$538	$870	$917
Intersegment revenues	7	5	10	9

Total revenues	$443	$543	$880	$926

Operating income	$196	$239	$422	$411

Segment net income	$119	$146	$256	$250

Reconciliation to Consolidated Financial Information
Operating Revenues
Total reportable segments	$7,390	$7,312	$14,590	$14,453
Cingular proportional consolidation	(1,387)	(1,455)	(2,672)	(2,841)
A&P unbilled receivable adjustment	—	—	—	(163)
Customer premises equipment revenues	—	—	13	—
Florida gross receipts tax	15	—	30	—
Corporate, eliminations and other	(33)	(77)	(57)	(135)

Total consolidated	$5,985	$5,780	$11,904	$11,314

Net income
Total reportable segments	$1,060	$988	$2,077	$1,958
Foreign currency transaction losses	(111)	(354)	(155)	(558)
Brazilian loan impairments	—	—	—	(263)
Net gains on sales of operations	—	—	—	857
A&P unbilled receivable adjustment	—	—	—	(101)
Net losses on sale or impairment of securities	—	(124)	(32)	(274)
Provision for restructurings and asset impairments	—	(225)	(47)	(225)
FAS 142 Impairment charge	—	—	—	(1,285)
Adjustment to ISP Accrual	(88)	—	(88)	—
Corporate and other	19	8	16	54

Total consolidated	$880	$293	$1,771	$163

NOTE L—SUMMARY FINANCIAL INFORMATION FOR EQUITY INVESTEES

The following table displays the summary combined financial information of our equity method businesses. These amounts are shown on a 100-percent basis.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Revenues	$4,695	$4,348	$9,106	$8,928

Operating income	$812	$809	$1,283	$1,609

Net income	$233	$204	$351	$601

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(UNAUDITED)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE M—RELATED PARTY TRANSACTIONS

We have made advances to Cingular that totaled $3,816 at June 30, 2002. We earned $72 in the second quarter of 2001 and $71 in the second quarter of 2002 and $143 year-to-date 2001 and $141 year-to-date 2002 from interest income on this advance. In addition, Cingular owed us $82 at June 30, 2002, which represents receivables incurred in the ordinary course of business, and is included in other current assets. In addition, we generated revenues of approximately $54 and $112 in second quarter 2001 and 2002, respectively and $105 and $190 year-to-date 2001 and 2002, respectively from the provision of local interconnect and long distance services to Cingular.

NOTE N—CONTINGENCIES

REGULATORY MATTERS

Beginning in late 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new statute, adopted subsequent to the Commission’s approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the Commission. The election became effective during August 1999. The South Carolina Consumer Advocate petitioned the Commission seeking review of the level of our earnings during the 1996–1998 period when we operated under the subsequently invalidated price regulation plan. The Commission voted to dismiss the petition in November 1999 and issued orders confirming the vote in February and June of 2000. In July 2000, the Consumer Advocate appealed the Commission’s dismissal of the petition. If the Consumer Advocate prevails, the case could be remanded to the South Carolina PSC which could, after considering evidence, order refunds to customers in South Carolina. At this time, we are unable to determine the impact, if any, this may have on future earnings.

Also in 2000, the Florida Public Service Commission issued a proposed agency action stating that our change in 1999 from a late charge based on a percentage of the amounts overdue to a flat rate fee plus an interest charge violated the Florida price regulation statute and voted that approximately $65 should be refunded. We protested the decision. On August 30, 2001, the Commission issued an order adopting its proposed action. We have appealed to the Florida Supreme Court and continue to collect the charges subject to refund. The total amount as of June 30, 2002 subject to potential refund was approximately $100, including accrued interest. No accrual has been recorded in these financial statements related to this matter.

OTHER CLAIMS

On April 29, 2002 five African-American employees filed a putative class action lawsuit, captioned Gladys Jenkins et al. v. BellSouth Corporation, against the Company in the United States District Court for the Northern District of Alabama. The complaint alleges that BellSouth discriminated against current and former African-American employees with respect to compensation and promotions in violation of Title VII of the Civil Rights Act of 1964 and 42 U.S.C. Section 1981. Plaintiffs purport to bring the claims on behalf of two classes: a class of all African-American hourly workers employed by the Company at any time since April 29, 1998, and a class of all African-American salaried workers employed by the Company at any time since April 29, 1998 in management positions at or below Job Grade 59/ Level C. The plaintiffs are seeking unspecified amounts of back pay, benefits, punitive damages and attorneys’ fees and costs, as well as injunctive relief. At this early stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

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

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(UNAUDITED)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE O—SUBSIDIARY FINANCIAL INFORMATION

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

BST is listed separately because it has debt securities, registered with the SEC, that we have guaranteed. All other operating subsidiaries that do not have registered securities guaranteed by us are presented in the Other column. The Parent column is comprised of headquarter entities which provide, among other services, executive management, administrative support and financial management to operating subsidiaries. The Parent column also reflects the equity in earnings of all consolidated and unconsolidated subsidiaries. The Adjustments column includes the necessary amounts to eliminate the intercompany balances and transactions between BST, Other and Parent to reconcile to our consolidated financial information.

Condensed Consolidating Statements of Income

	For the Three Months Ended June 30, 2001

	BST	Other	Parent	Adjustments	Total

Total operating revenues	$4,658	$1,604	$649	$(926)	$5,985
Total operating expenses	3,529	1,383	452	(929)	4,435

Operating income	1,129	221	197	3	1,550
Interest expense	164	79	179	(88)	334
Net earnings (losses) of equity affiliates	4	99	1,118	(1,115)	106
Other income (expense), net	2	28	143	(91)	82

Income before income taxes	971	269	1,279	(1,115)	1,404
Provision for income taxes	344	155	23	2	524

Net income	$627	$114	$1,256	$(1,117)	$880

	For the Three Months Ended June 30, 2002

	BST	Other	Parent	Adjustments	Total

Total operating revenues	$4,492	$1,538	$614	$(864)	$5,780
Total operating expenses	3,597	1,287	518	(867)	4,535

Operating income	895	251	96	3	1,245
Interest expense	121	40	197	(57)	301
Net earnings (losses) of equity affiliates	5	164	(2,295)	2,302	176
Other income (expense), net	(7)	(459)	110	(60)	(416)

Income before income taxes	772	(84)	(2,286)	2,302	704
Provision for income taxes	283	119	15	(6)	411

Net income	$489	$(203)	$(2,301)	$2,308	$293

	For the Six Months Ended June 30, 2001

	BST	Other	Parent	Adjustments	Total

Total operating revenues	$9,233	$3,180	$1,193	$(1,702)	$11,904
Total operating expenses	6,745	2,785	932	(1,709)	8,753

Operating income	2,488	395	261	7	3,151
Interest expense	331	168	367	(172)	694
Net earnings (losses) of equity affiliates	8	176	2,274	(2,268)	190
Other income (expense), net	10	91	243	(180)	164

Income before income taxes	2,175	494	2,411	(2,269)	2,811
Provision for (benefit from) income taxes	783	293	(39)	3	1,040

Net income	$1,392	$201	$2,450	$(2,272)	$1,771

	For the Six Months Ended June 30, 2002

	BST	Other	Parent	Adjustments	Total

Total operating revenues	$9,014	$2,769	$1,225	$(1,694)	$11,314
Total operating expenses	6,905	2,511	945	(1,700)	8,661

Operating income	2,109	258	280	6	2,653
Interest expense	245	90	400	(130)	605
Net earnings (losses) of equity affiliates	8	328	(1,152)	1,157	341
Other income (expense), net	(11)	(595)	981	(138)	237

Income before income taxes and change in accounting principle	1,861	(99)	(291)	1,155	2,626
Provision for (benefit from) income taxes	692	195	294	(3)	1,178
Cumulative effect of change in accounting principle	—	—	(1,285)	—	(1,285)

Net income	$1,169	$(294)	$(1,870)	$1,158	$163

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(UNAUDITED)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE O—SUBSIDIARY FINANCIAL INFORMATION (Continued)

NOTE O—SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2001					June 30, 2002

	BST	Other	Parent	Adjustments	Total	BST	Other	Parent	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$111	$481	$—	$—	$592	$60	$635	$1,147	$—	$1,842
Accounts receivable, net	3,032	2,152	4,046	(4,241)	4,989	2,769	1,749	3,448	(3,696)	4,270
Other current assets	520	727	95	(68)	1,274	386	679	225	(110)	1,180

Total current assets	3,663	3,360	4,141	(4,309)	6,855	3,215	3,063	4,820	(3,806)	7,292
Investments and advances	287	5,801	8,117	(3,585)	10,620	315	6,031	6,677	(3,157)	9,866
Property, plant and equipment, net	22,085	2,580	278	—	24,943	21,861	2,080	306	—	24,247
Deferred charges and other assets	4,795	213	180	(66)	5,122	5,106	214	294	(48)	5,566
Intangible assets, net	1,122	3,081	288	15	4,506	1,163	2,817	(937)	—	3,043

Total assets	$31,952	$15,035	$13,004	$(7,945)	$52,046	$31,660	$14,205	$11,160	$(7,011)	$50,014

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt maturing within one year	$3,468	$794	$4,261	$(3,412)	$5,111	$4,272	$882	$3,177	$(2,925)	$5,406
Other current liabilities	3,063	1,568	1,182	(856)	4,957	2,971	1,255	1,497	(817)	4,906

Total current liabilities	6,531	2,362	5,443	(4,268)	10,068	7,243	2,137	4,674	(3,742)	10,312

Long-term debt	7,353	2,313	8,450	(3,102)	15,014	5,482	1,426	8,280	(2,553)	12,635

Noncurrent liabilities:
Deferred income taxes	2,907	1,080	(840)	59	3,206	3,347	1,419	(705)	15	4,076
Other noncurrent liabilities	3,330	1,436	492	(97)	5,161	3,327	1,116	853	(49)	5,247

Total noncurrent liabilities	6,237	2,516	(348)	(38)	8,367	6,674	2,535	148	(34)	9,323

Shareholders’ equity	11,831	7,844	(541)	(537)	18,597	12,261	8,107	(1,942)	(682)	17,744

Total liabilities and shareholders’ equity	$31,952	$15,035	$13,004	$(7,945)	$52,046	$31,660	$14,205	$11,160	$(7,011)	$50,014

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(UNAUDITED)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE O—SUBSIDIARY FINANCIAL INFORMATION (Continued)

NOTE O—SUBSIDIARY FINANCIAL INFORMATION

(Continued)

Condensed Consolidating Cash Flow Statements

	For the Six Months Ended June 30, 2001

	BST	Other	Parent	Adjustments	Total

Cash flows from operating activities	$3,217	$599	$(165)	$276	$3,927
Cash flows from investing activities	(2,859)	(301)	(704)	1,175	(2,689)
Cash flows from financing activities	(317)	(327)	454	(1,451)	(1,641)

Net increase (decrease) in cash	$41	$(29)	$(415)	$—	$(403)

	For the Six Months Ended June 30, 2002

	BST	Other	Parent	Adjustments	Total

Cash flows from operating activities	$3,601	$595	$1,203	$(1,206)	$4,193
Cash flows from investing activities	(1,765)	(146)	1,317	504	(90)
Cash flows from financing activities	(1,887)	(295)	(1,373)	702	(2,853)

Net increase (decrease) in cash	$(51)	$154	$1,147	$—	$1,250

NOTE P—DOMESTIC ADVERTISING AND PUBLISHING

During first quarter 2002, we determined that the unbilled receivable balance at our advertising and publishing subsidiary was overstated. As a result, we recorded a reduction to advertising and publishing revenues of $163 million, or $101 million after tax, to adjust the unbilled receivable balance. Based on our analysis of this matter, we have concluded that the overstatement was caused by a number of customer adjustments that were not properly posted to the general ledger. Our analysis indicates that: this issue occurred over an extended period of time; no one period was materially misstated and operating trends were not affected; no regulatory requirements have been affected; we do not have any debt or any covenants with which to comply that are affected by this error; and the error did not result from an unlawful transaction.

NOTE Q—GUATEMALA

As a result of continuing poor economic conditions in Latin America and increasing competition, the long-term value of our equity investment in Guatemala has declined significantly. Our review indicated the declines in fair value below carrying value were other-than-temporary and, accordingly, we recorded an impairment loss of $62 with no tax benefit. This charge reduced the carrying amount of our investment to its fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BELLSOUTH CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our latest annual report on Form 10-K, our previous quarterly report on Form 10-Q, and our other filings with the SEC.

Consolidated Results of Operations

Key financial and operating data for the second quarter 2001 and 2002 and the respective year-to-date periods are as follows. All references to earnings per share are on a diluted basis:

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
			%			%
	2001	2002	Change	2001	2002	Change

Results of operations:
Operating revenues	$5,985	$5,780	(3.4)	$11,904	11,314	(5.0)
Operating expenses	4,435	4,535	2.3	8,753	8,661	(1.1)
Operating income	1,550	1,245	(19.7)	3,151	2,653	(15.8)
Interest expense	334	301	(9.9)	694	605	(12.8)
Gain on sale of operations	—	—	N/M *	—	1,318	N/M
Net earnings of equity affiliates	108	176	63.0	190	341	79.5
Other income (expense), net	80	(416)	N/M	164	(1,081)	N/M
Provision for income taxes	524	411	(21.6)	1,040	1,178	13.3
Cumulative effect of change in accounting principle	—	—	N/M	—	(1,285)	N/M
Net income	$880	$293	(66.7)	$1,771	$163	(90.8)
Earnings per share	$0.47	$0.16	(66.0)	$0.94	$0.09	(90.4)
Cash flow data:
Cash provided by operating activities	$2,254	$2,128	(5.6)	$3,927	$4,193	6.8
Cash (used for) provided by investing activities	$(1,749)	$(835)	52.3	$(2,689)	$(90)	N/M
Cash used for financing activities	$(559)	$(1,512)	N/M	$(1,641)	$(2,853)	(73.9)
Other:
Effective tax rate	37.3%	58.4%	N/M	37.0%	44.9%	N/M
Average debt balances:
Short-term debt	$6,039	$5,256	(13.0)	$6,281	$4,948	(21.2)
Long-term debt	$13,431	$13,606	1.3	$13,197	$14,213	7.7
Total average debt balance	$19,470	$18,862	(3.1)	$19,478	$19,161	(1.6)

*	Not Meaningful

Overview of Consolidated Results of Operations

The following events impacted operating revenues and

expenses during the six months ended June 30:

	Impact on Reported Results—
	Increase (Decrease)

			Income
	Operating	Operating	Before	Net
	Revenues	Expense	Taxes	Income

2001
Postretirement benefit expense for former wireless employees	$—	$72	$(72)	$(47)
Adjustment to ISP accrual	—	143	(143)	(88)

	$—	$215	$(215)	$(135)

2002
Domestic advertising and publishing unbilled receivable adjustment	$(163)	$—	$(163)	$(101)
Workforce reduction	—	357	(357)	(225)

	$(163)	$357	$(520)	$(326)

Postretirement benefit expense for former wireless employees — The amount shown represents expense for changes in postretirement medical benefit obligations for the wireless employees that were transitioned to Cingular.

Adjustment to ISP accrual — Represents the adjustment of the accrual for prior claims from competitive local exchange carriers regarding reciprocal compensation for ISP traffic.

Domestic advertising and publishing unbilled receivable adjustment — During first quarter 2002, BellSouth determined that the unbilled receivable balance was overstated. As a result, BellSouth recorded a reduction to advertising and publishing revenues.

Workforce reduction — The amount shown represents the expense to reduce our workforce by approximately 5,000 positions. We are eliminating these positions in an effort to reduce operating costs in response to a slow economy, increased competition and regulatory pricing pressures. See note H to our consolidated financial statements for further discussion.

Operating Revenues

Operating revenues decreased $205 in second quarter 2002 and $590 for the year-to-date period as compared to the same periods in 2001. Excluding the impact of the preceding items, revenues decreased $427 for the year-to-date period as compared to the same period in 2001. The remaining decreases reflect:

•	A decline in communications group revenues due to: continuing weak demand intensified by business failures, including failures in the telecommunications industry, and continued market share losses, most notably in the wholesale and business markets; loss of retail access lines, specifically in the small business and mid-market segments; and unfavorable impacts from the movement of wholesale customers from a resale basis to lower-priced unbundled network elements. Revenue growth was also impacted by product substitution and, to a lesser degree, by the discontinuation of our payphone business and lower collocation rents. These decreases were offset by growth in retail digital and data revenues, in wholesale long distance revenues and, to a lesser degree, in calling features and the impact of SAB 101.

•	A decline in revenues at the Latin America group. Revenues in this segment were negatively impacted by the effect of foreign currency exchange rates.

•	An increase in revenues in the second quarter and in the year-to-date period from the domestic advertising and publishing group driven by timing of directory publishing schedules.

•	An other revenues decrease for the second quarter and year-to-date period, respectively, due to the loss of wireless handset captive insurance revenues.

Operating Expenses

Total operating expenses increased $100 during the second quarter 2002 and decreased $92 for the year-to-date period as compared to the same periods in 2001. Excluding the impact of the preceding events, total operating expenses decreased $114 during the second quarter 2002 and decreased $234 for the year-to-date period as compared to the same periods in 2001.

•	Operational and support expenses decreased $224 during the second quarter 2002 and $420 in the year-to-date period 2002. Excluding the impact of the previously discussed items, operational and support expenses decreased $81 for the second quarter 2002 and decreased $205 for the year-to-date as compared to the same periods in 2001.

•	Expenses in the communications group increased in the second quarter 2002 and in the year-to-date period as a result of higher volumes in

BellSouth’s wholesale long distance businesses, higher uncollectibles due to bankruptcies of telecom sector customers and continued economic slowing, and higher employee benefit costs driven primarily by higher pension and retiree benefits and increasing medical costs and the impact of SAB 101, offset by lower salary and wages and employee expenses due to force reductions.

•	Expenses in the Latin America segment decreased in the second quarter 2002 and for the year-to-date period driven primarily by changes in foreign currency exchange rates.

•	Other contributing factors include decreases in headquarters related expenses, which include a reduction in expenses related to the exit of the wireless entertainment business.

•	Depreciation and amortization decreased $33 in second quarter 2002 and $29 in the year-to-date period. These decreases are due to a decline in expenses in the Latin America segment for second quarter 2002 and for the year-to-date period, reflecting the effect of foreign currency exchange rates, the cessation of amortization of goodwill due to the adoption of SFAS No. 142 and revisions to depreciation at the Colombian operations, which resulted in lower depreciation expense in first quarter 2002. The decreases were partially offset by increases at the communications group reflecting additional deployment of capitalized software and investment in the network.

Interest expense

Interest expense decreased $33 during second quarter 2002 and $89 for the year-to-date period as compared to the same periods in 2001. Lower short-term interest rates and lower average principal amounts outstanding on short-term and long-term borrowings drove the decrease.

Gain on sale of operations

Gain on sale of operations for year-to-date 2002 includes a gain of $1,335 related to the conversion of our ownership interest in E-Plus and a loss of $17 associated with the exit of one of our Brazilian advertising and publishing companies.

Net earnings of equity affiliates

Earnings from our unconsolidated businesses increased $68 in second quarter 2002 and $151 for the year-to-date period compared to the same periods in 2001. The increases were attributable to no longer recording losses for our investment in BCP. Losses not recorded were $69 for the second quarter and the year-to-date 2002, and a decrease in losses from our former wireless subsidiary in Germany of $20 in second quarter 2002 and $45 for year-to-date 2002. These increases were slightly offset by decreases in equity in earnings from Cingular of $52 and $45 for the second quarter and year-to-date period, respectively.

Other income (expense), net

Other income (expense), net includes interest income, gains (losses) on disposition of assets, foreign currency gains (losses), gains (losses) on the sale and impairments of investments and miscellaneous nonoperating income.

The quarter over quarter decrease of $177 is primarily driven by: a $36 increase in losses associated with the sale of Qwest shares; $51 of expense in second quarter 2002 to reduce our remaining investment in Qwest to market value; and a $62 loss related to an impairment of our investment in BellSouth Guatemala.

The year over year decrease of $664 is primarily driven by: $275 of expense in first quarter 2002 from the recognition of an impairment on shareholder loans to our Brazilian equity investments; $108 of expense in first quarter 2002 for the recognition of a guarantee on a portion of the Brazilian operations’ debt; a $266 increase in losses associated with the sale and impairment of Qwest shares; and $62 for an impairment of our investment in BellSouth Guatemala. These expenses and losses were partially offset by a $67 increase in minority interests at our Latin American operations.

Foreign currency transaction losses

Foreign currency transaction losses, which relate primarily to U.S. dollar denominated debt in Latin America, increased $319 and $581 for the second quarter and year-to-date period, respectively, compared to comparable periods in 2001. The majority of the losses in 2002 were driven by the devaluation of the Argentinean peso.

Provision for income taxes

The provision for income taxes decreased $113 in second quarter 2002 and increased $138 year-to-date as compared to comparable periods in the prior year. The effective tax rate increased from 37.3% in second quarter 2001 to 58.4% in second quarter 2002 and from 37.0% in year to 2001 to 44.9% in year-to-date 2002. The increases in the effective tax rate were driven by recording a 100% foreign tax valuation allowance, reserving against the tax benefits generated by losses at our operations in Argentina. The valuation allowance is necessary due to the lack of clarity in the tax law and potentially limited tax carry-forward period.

Cumulative effect of change in accounting principle

This amount reflects a one-time charge related to the adoption of new accounting rules for goodwill, known as Statement of Financial Accounting Standard No. 142 (SFAS No. 142). The non-cash charge reduced the value of goodwill on the company’s balance sheet by approximately $1.3 billion. The effect of SFAS No. 142 was recorded as a cumulative effect of accounting change as of January 1, 2002 to BellSouth’s first quarter 2002 results. See note B to our consolidated financial statements for further discussion.

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

Management evaluates the performance of each business unit based on net income, exclusive of internal charges for use of intellectual property and adjustments for unusual items that may arise. Unusual items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. In addition, when changes in our business affect the comparability of current versus historical results, we will adjust historical operating information to reflect the current business structure. See Note K to the consolidated financial statements for a reconciliation of segment results to the consolidated financial information.

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

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
			%			%
	2001	2002	Change	2001	2002	Change

Results of Operations
Segment operating revenues:
Local service	$2,952	$2,939	(0.4)	$5,850	$5,880	0.5
Network access	1,224	1,182	(3.4)	2,459	2,387	(2.9)
Long distance	175	213	21.7	346	418	20.8
Other communications	434	337	(22.4)	801	668	(16.6)
Total segment operating revenues	4,785	4,671	(2.4)	9,456	9,353	(1.1)
Segment operating expenses:
Operational and support expenses	2,342	2,361	0.8	4,527	4,665	3.0
Depreciation and amortization	1,013	1,023	1.0	1,989	2,038	2.5
Total segment operating expenses	3,355	3,384	0.9	6,516	6,703	2.9
Segment operating income	1,430	1,287	(10.0)	2,940	2,650	(9.9)
Segment net income	$819	$729	(11.0)	$1,674	$1,499	(10.5)
Key Indicators
Access line counts:
Access lines(1):
Residential retail				16,520	15,777	(4.5)
Residential wholesale				605	988	63.3
Business retail				7,795	7,517	(3.6)
Business wholesale				517	662	28.0
Other				229	194	(15.3)
Total access lines				25,666	25,138	(2.1)
Access line equivalents(2)				33,993	42,766	25.8
Total equivalent access lines				59,659	67,904	13.8
Resold lines and unbundled network elements				1,501	2,070	37.9
DSL customers				381	803	110.8
Access minutes of use (millions)	27,986	25,073	(10.4)	56,416	50,656	(10.2)
Toll messages (millions)	111	97	(12.6)	222	193	(13.1)
Digital and data services revenues	$1,014	$1,075	6.0	$1,982	$2,179	9.9
Calling feature revenues	$573	$589	2.8	$1,136	$1,181	4.0
Capital expenditures	$1,417	$918	(35.2)	$2,894	$1,840	(36.4)

(1)	Access lines includes an adjustment to convert ISDN lines to a switched access line basis for comparability purposes.

(2)	Access line equivalents represent a conversion of non-switched data circuits to a switched access line basis and are presented for comparability purposes. Equivalents are calculated by converting high-speed/high-capacity data circuits to the equivalent of a switched access line based on transport capacity. While the revenues generated by access line equivalents have a directional relationship with these counts, growth rates cannot be compared on an equivalent basis.

Segment operating revenues

Local service

Local service revenues decreased $13 in the second quarter 2002 and increased $30 for the year-to-date period when compared to the same periods in 2001. The year-to-date increases are attributable to strong growth in digital and data revenues and, to a lesser extent, by our marketing of calling features. The impact of net SAB 101 revenue deferrals increased revenues $54 in the second quarter and $89 in the year-to-date period. These increases were offset by corresponding increases in expenses. Those increases were substantially offset by a decrease in basic and extended area service revenues.

The core business was affected by a slowing economy, competitive impacts related to over 300 active carriers authorized to provide telecommunications services in our region and technological changes manifested in the shifting of customers from wireline to wireless and second line customers to high-speed access service.

Residential access lines decreased 2.1% and business access lines decreased 1.6%. We continue to experience a shift in retail to wholesale mix of access lines.

At June 30, 2002, we provided 2.1 million wholesale lines to competitors, on both a resale and unbundled network elements (UNE) basis. At June 30, 2002, UNEs accounted for approximately 74% of our wholesale lines versus at June 30, 2001 when they represented 51%. Because of the larger discounts associated with UNEs versus resale, this shift to UNEs is negatively impacting our revenue growth. We also estimate that we have lost an additional 2.3 million lines to facilities-based competitors.

Revenues from optional calling features such as caller ID, call waiting, call return and voicemail service increased $16, or 2.8%, during second quarter 2002 and $45, or 4.0%, for the year-to-date period when compared to the same periods in 2001. These increases were driven by growth in calling feature usage through our Complete Choice® Package, a one-price bundled offering of over 20 calling features.

Network access

Network access revenues decreased $42 in the second quarter of 2002 when compared to the same 2001 period, and $72 year over year. Revenues from dedicated high-capacity data line offerings grew approximately $29 quarter over quarter and $61 year over year as high-capacity users increased their use of our network. These increases were offset by a $70 decline in the second quarter and $138 decline for the year-to-date period in revenues derived from switched access services resulting from a 10.4% decrease quarter over quarter and 10.2% decrease year over year in access minutes-of-use volumes and a shift in the basis of wholesale line sales from resale to UNEs, which do not provide switched access revenues. These volumes continue to be negatively impacted by migration of minutes to dedicated digital and data services offerings which are fixed-charge based rather than minute-of-use based, competition from competitive local exchange carriers whose traffic completely bypasses our network, and the effect of alternative services such as wireless and Internet e-mail.

Long distance

Long distance revenues increased $38 quarter-over-quarter and $72 for the year-to-date period. Strong growth of $47 quarter over quarter and $107 year over year in wholesale long distance and prepaid long distance cards was partially offset by $9 of losses quarter over quarter and $35 of losses year over year in intraLATA toll revenues as toll messages declined 12.6% for the quarter and 13.1% for the year. Growth in wholesale long distance was driven by increased sales to second and third tier long distance carriers and higher volumes related to Cingular driven by proliferation of free long distance plans. IntraLATA toll losses are driven by the expansion of our local calling areas and the increased demand for Area Plus services, which are included in local service.

During the second quarter 2002, we obtained the right to provide interLATA services in Georgia and Louisiana. While this did not significantly impact reported amounts for the second quarter 2002, we expect increases in future periods.

Other communications

Other communications revenue decreased $97 during second quarter 2002 and $133 for the year-to-date period. Reductions in payphone and collocation rent were the primary drivers of the decrease. BellSouth continues to transition out of the payphone business by year-end 2003.

Segment operating expenses

Operational and support expenses

Operational and support expenses increased $19 during second quarter 2002 and $138 for the year-to-date period.

Higher volumes in the wholesale long distance business contributed to an increase in expense of $39 in the second quarter and $82 for the year-to-date period. The provision for uncollectibles expense increased $86 and $127 in the second quarter and year-to-date periods due to bankruptcies of telecom sector customers and continued weak economic conditions. Employee benefit costs were up in both periods as pension income, net of postretirement benefit costs, was $25 lower in the second quarter and $50 lower for the year-to-date period. Increased medical and prescription drug claim costs also contributed to the increase.

The impact of net SAB 101 expense deferrals increased expenses $54 in the second quarter and $89 in the year-to-date period. These increases were offset by corresponding increases in revenues.

These cost increases were partially offset by work force reductions and lower overtime for network repair and maintenance activity, primarily as a result of reduced business volumes, that resulted in decreased expenses of $70 and $141 in the second quarter and year-to-date periods, respectively. Other employee-related expenses such as travel, training and conferences decreased $26 in the second quarter and $55 for the year-to-date period. Non-employee related expenses such as contract services, commissions, rents and materials and supplies costs decreased $86 in the second quarter and $95 for the year-to-date period in response to lower demand and the current competitive environment.

Depreciation and amortization

Depreciation and amortization expense increased $10 during second quarter 2002 and $49 for the year-to-date period when compared to the same periods in 2001. The increases are primarily attributable to amortization of capitalized software and depreciation resulting from higher levels of net property, plant and equipment partially offset by declines in the overall composite depreciation rate.

Domestic Wireless

During fourth quarter 2000, we contributed our domestic wireless operations to a joint venture with SBC Communications, forming the second largest wireless carrier in the U.S., Cingular. We own an approximate 40% economic interest in the venture and share control with SBC. We account for the investment under the equity method. For management purposes, we evaluate our domestic wireless segment based on our proportionate share of Cingular’s results. Accordingly, results for our domestic wireless segment reflect the proportional consolidation of approximately 40% of Cingular’s results. Customers and related revenues for the periods ended June 30, 2001 do not reflect SBC’s September 2001 contribution of over 500,000 customers in their Puerto Rico operations. Excluding the impact of these customers on our results for the three and six months ended June 30, 2002, our domestic wireless segment revenue growth was 4.2% and 5.2% for the three and six months ended June 30, 2002, respectively.

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
			%			%
	2001	2002	Change	2001	2002	Change

Segment operating revenues:
Service revenues	$1,312	$1,398	6.6	$2,517	$2,724	8.2
Equipment revenues	102	102	0.0	207	193	(6.8)
Total segment operating revenues	1,414	1,500	6.1	2,724	2,917	7.1
Segment operating expenses:
Operational and support expenses	921	1,028	11.6	1,846	1,999	8.3
Depreciation and amortization	190	183	(3.7)	370	363	(1.9)
Total segment operating expenses	1,111	1,211	9.0	2,216	2,362	6.6
Segment operating income	303	289	(4.6)	508	555	9.3
Segment net income	$127	$99	(22.0)	$217	$191	(12.0)
Customers (000s)				8,258	8,873	7.4
Average monthly revenue per customer	$53	$52	(1.9)	$52	$51	(1.9)

Segment operating revenues

The rate of customer growth was impacted by churn reflecting management initiatives to migrate analog customers to digital services and reduce the mix of prepaid and reseller customers in Cingular’s subscriber base.

These initiatives include the following:

•	increasing pricing for postpaid analog customers;

•	reducing the subsidy for handsets sold to prepaid customers;

•	shortening the expiration date of new prepaid cards to 90 days from 180 days from the date of issue;

•	removing from our count of resale customers those who were inactive for 60 days or longer; and

•	deterioration in the reseller customer segment.

Cingular’s focus over the past several quarters on digital contract customers, who typically experience lower churn rates and generate higher revenues, but which entail higher acquisition costs, is reflected in their second quarter results. Net customer additions for this group in the second quarter 2002 were 248 thousand, offset by net decreases of 107 thousand analog, prepaid and reseller customers.

Segment operating revenues grew $86 during second quarter 2002 and $193 for the year-to-date period when compared to the same 2001 periods. Service revenues increased $86 quarter over quarter and $207 year over year, primarily as a result of higher local service revenues associated with growth in the customer base and the adoption of new national rate plans which offer larger numbers of included minutes and bundling of roaming and long distance offerings. Although service revenues increased for the quarter and year-to-date, the growth rate continues to decline. This decline reflects economic slowdown, higher penetration levels and increasing competition in all markets.

Revenues derived from the first quarter 2002 addition of a wireless handset captive insurance subsidiary contributed $16 to the increase for the quarter and $29 to the increase for the year. These increases were offset by declines in roaming and long distance revenues reflecting the migration of customers to the new national plans. Roaming revenues derived from the provision of access to customers of competitors declined as competitors continue to negotiate and pay lower rates as well as build out their networks and reduce the need of their customers to roam on Cingular’s network. Equipment revenues decreased as a result of fewer gross customer additions quarter over quarter.

Average monthly usage by customers increased during the first quarter reflecting the impact of the new customer plans. However, increases in revenues driven by growth in minutes of use were partially offset by lower per-minute pricing.

Segment operating expenses

Operational and support expenses

Operational and support expenses increased $107 during second quarter 2002 and $153 for the year-to-date period when compared to the same 2001 periods. Cingular’s expense growth was driven by increased service costs resulting from a rise in minutes of use, higher long distance costs driven by the bundling of long distance offerings in new rate plans, and high customer acquisition costs per customer attributable to increase in post-pay digital customer adds. Also impacting expense growth for the second quarter, selling, general and administrative costs increased $72, or 15.1% compared to second quarter 2001. The increase was attributable to higher residual and upgrade commissions, higher billing and system development costs and costs associated with the launch of service in New York City. Slightly offsetting these increases were declines in branding expenses associated with the introduction of the Cingular brand name last year and lower interconnection costs and efficiencies attributable to greater digital usage.

Depreciation and amortization

Depreciation and amortization decreased during second quarter 2002 and year-to-date 2002 3.7% and 1.9%, respectively, when compared to the same 2001 periods. Depreciation expense attributable to higher levels of gross property, plant and equipment was largely offset by decreases associated with the contribution of network assets to a joint venture. Amortization expense declined $20 quarter over quarter and $39 year over year as a result of the cessation of amortization of licenses and goodwill due to the implementation of SFAS No. 142. Amortization decreases exceeded depreciation increases for the quarter and the year-to-date compared to same periods in the prior year.

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

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
			%			%
	2001	2002	Change	2001	2002	Change

Segment operating revenues:
Service revenues	$629	$481	(23.5)	$1,271	$1,027	(19.2)
Equipment revenues	97	98	1.0	236	208	(11.9)
Advertising and publishing revenues	23	19	(17.4)	24	22	(8.3)
Total segment operating revenues	749	598	(20.0)	1,531	1,257	(17.9)
Operating expenses:
Operational and support expenses	505	400	(20.8)	1,135	878	(22.6)
Depreciation and amortization	155	118	(23.9)	309	236	(23.6)
Total operating expenses	660	518	(21.5)	1,444	1,114	(22.9)
Operating income	89	80	(10.1)	87	143	64.4
Net losses of equity affiliates	(7)	(2)	N/M *	(20)	(8)	N/M
Segment net income (loss)	$(7)	$14	N/M	$(70)	$18	N/M
Customers(a) (000s)				8,008	7,840	(2.1)
Average monthly revenue per customer (a)	$26	$20	(23.1)	$27	$22	(18.5)

*	Not Meaningful

(a)	The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.

Segment operating revenues

Segment operating revenues decreased $151 compared to second quarter 2001 and $274 compared to year-to-date 2001 due to the continued weakening of our Latin American operations’ local currencies against the U.S. Dollar. Significant economic challenges continue in Argentina and Venezuela, two of BellSouth’s largest Latin

American markets. The currency devaluations that began during the first quarter worsened in the second. At the end of the second quarter reporting period, the Argentine Peso had devalued approximately 72 percent relative to the U.S. dollar, and the Venezuelan Bolivar had depreciated approximately 34 percent. If foreign currency exchange rates had remained constant with the comparable periods in 2001, Latin America group revenues would have increased $62 for the quarter and $69 for the year-to-date period.

These decreases in Argentina and Venezuela were partially offset by increases in service revenues totaling $40 for the second quarter and $70 year-to-date at our operations in Colombia and Ecuador, attributable to growth in the customer bases of those operations. Revenues from complementary business ventures in Venezuela, primarily wholesale long distance voice, data access and transport and Internet access also increased by $34 in second quarter 2002 and $61 in the year-to-date period.

Segment operating expenses

Operational and support expenses

Operational and support expenses in the Latin America segment decreased $105 in the second quarter 2002 and $257 for the year-to-date period driven primarily by changes in foreign currency exchange rates. If foreign currency exchange rates had remained constant with the comparable periods in 2001, these expenses would have increased by $28 for the quarter and decreased by $37 for the year-to-date period. The remaining year-to-date reduction in expenses is primarily attributable to a 9.8% decline in gross customer additions and targeted reductions in administrative costs.

Depreciation and amortization

Depreciation expense decreased $8 quarter over quarter and $26 year over year as a result of lower depreciation in Colombia due to a true-up of depreciation on network assets. Amortization expense decreased $29 quarter over quarter and $47 year over year as a result of the cessation of amortization of goodwill due to the adoption of SFAS No. 142.

Net losses of equity affiliates

Net losses from our Latin America equity affiliates improved $5 to $(2) in second quarter 2002 and improved $12 to $(8) for the year-to-date period.

Domestic Advertising and Publishing

Our domestic advertising and publishing segment is comprised of companies in the U.S. that publish, print, sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic product offerings.

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
			%			%
	2001	2002	Change	2001	2002	Change

Segment operating revenues	$443	$543	22.6	$880	$926	5.2
Segment operating expenses:
Operational and support expenses	241	296	22.8	445	501	12.6
Depreciation and amortization	6	8	33.3	13	14	7.7
Total segment operating expenses	247	304	23.1	458	515	12.4
Segment operating income	196	239	21.9	422	411	(2.6)
Segment net income	$119	$146	22.7	$256	$250	(2.3)

Segment operating revenues

Revenues increased $100 during second quarter 2002 and $46 for the year-to-date period when compared to the same 2001 periods. The increases are principally a result of the net change in the timing of directory publications. The timing of these directory publications was changed for many reasons including in response to competitive pressures and to streamline and maximize the efficiency of the selling and publication schedules. Absent these factors and other adjustments, revenues for the segment would have decreased 0.3% for the quarter and 0.8% for the year. Negative growth is attributable to continued weak economic conditions.

Segment operating expenses

Operational and support expenses increased $55 in second quarter 2002 and $56 for the year-to-date period. This increase is primarily due to higher bad debt expense of $62 and $72 for the second quarter and the year-to-date, respectfully, partially offset by lower printing and distribution costs.

All Other Businesses

All other businesses primarily consist of a captive insurance subsidiary and equity investments in wireless operations in Israel, Denmark and our former operations in Germany.

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
			%			%
	2001	2002	Change	2001	2002	Change

Segment operating revenues	$34	$25	(26.5)	$67	$50	(25.4)
Segment operating expenses	27	15	(44.4)	54	30	(44.4)
Segment operating income	7	10	42.9	13	20	53.8
Net earnings of equity affiliates	(9)	14	N/M *	(29)	26	N/M
Segment net income (loss)	$(4)	$(34)	N/M	$(21)	$(15)	28.6

*	Not Meaningful

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

Net earnings of equity affiliates increased $23 quarter over quarter and $55 year over year, attributable to improved operating results at our former German operation as well as higher income from the operations in both Denmark and Israel.

Liquidity and Financial Condition

Cash flows from operations are our primary source of cash for funding existing operations, capital expenditures, debt interest and principal payments, and dividend payments to shareholders. Should the need arise, however, we believe we are well positioned to raise capital in the public debt markets. At June 30, 2002, our corporate debt rating was Aa3 from Moody’s Investor Service and A+ from Standard and Poor’s. Our short-term credit rating at June 30, 2002 was P-1 from Moody’s and A-1 from Standard and Poor’s. Our commercial paper program as of June 30, 2002 was $8.0 billion, with $1.8 billion outstanding. We believe that we have ready access to the commercial paper market in the event funding in excess of our operating cash flows is needed. Furthermore, we have $2.1 billion in unused committed back-up lines of credit available in case we are unable to access the commercial paper market. We also have a registration statement on file with the SEC under which $2.3 billion of long-term debt securities could be issued. While current liabilities exceed current assets, our sources of funds — primarily from operations and, to the extent necessary, from readily available external financing arrangements — are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the needs of our business for the next twelve months.

Net cash provided by (used for):

	For the Six Months
	Ended June 30,

	2001	2002	Change

Operating activities	$3,927	$4,193	$266	6.8%
Investing activities	$(2,689)	$(90)	$2,599	N/M *
Financing activities	$(1,641)	$(2,853)	$(1,212)	(73.9)%

*	Not Meaningful

Net cash provided by operating activities

Cash generated by operations increased $266 in 2002 compared to 2001. The increase was driven primarily by working capital changes. These working capital impacts, which improved current year-to-date operating cash flows in comparison to comparable period in 2001, were slightly off-set by decreases in operating income and related margins.

Net cash used for investing activities

During 2002, we generated proceeds of $1,880 from the sale of our investment in KPN and Qwest and portions of our investment in TCO as well as proceeds from the repayment of our loan to KPN. Offsetting these proceeds were the investment of $2,028 for capital expenditures to support our wireline and wireless networks, to promote the introduction of new products and services and to increase operating efficiency and productivity.

Net cash used for financing activities

During 2002 we reduced our short-term borrowings by almost $1.4 billion and long-term notes by $568 and paid dividends of $.38 per share totaling $713. Our debt to total capitalization ratio of 50.3% at June 30, 2002 decreased from 52.0% at December 31, 2001.

Market Risk

For a complete discussion of our market risks, you should refer to the caption “Quantitative and Qualitative Disclosure About Market Risk” in our 2001 annual report on Form 10-K. Our primary exposure to market risks relates to unfavorable movements in interest rates and foreign currency exchange rates. We do not anticipate any significant changes in our objectives and strategies with respect to managing such exposures.

Operating Environment and Trends of the Business

Domestic Economic Trends

On average, the economy of our nine-state region tends to closely track the U.S. economy. Real GDP growth for 2002 is expected to be 2.7 percent, increasing to 4 percent in 2003. Growth in the first half of the year was driven largely by consumer spending and by restocking of inventories. Business spending on plant and equipment is not expected to contribute significantly until well into the second half of the year when corporate profits begin to improve. Employment growth in the region, which has been closely correlated with various measures of BellSouth’s business performance in the past, is expected to gather pace in the second half of 2002. We expect 2002 employment growth in our region to be below one percent, but improving to 3 percent next year.

Real personal income growth in our nine-state region is expected to average 3.3 percent in 2002 and 3 percent in 2003. Residential construction activity, which did not slump in the recession, is expected to stay at a strong pace. Housing starts are expected to top 450 thousand in both 2002 and 2003. Historically, our business has generally followed the timing of the cycle in the overall economy, so we expect to see signs of recovery in our operations. Those signs have not appeared yet and may not appear at all this year.

Latin American Economic Trends

Poor economic conditions continued in most of the region during the first half of 2002. Growth is expected to be sluggish to modest in much of the region this year. We expect Latin America to grow at a faster pace in 2003 if the recession has ended in the United States by the end of 2002. However, Argentina and Venezuela are likely to be exceptions. In the wake of its financial crisis, Argentina’s economy is expected to contract sharply this year, perhaps as much as 10 percent. No recovery is in sight and the country’s troubles are expected to extend into 2003 before the downturn ends. Following Venezuela’s currency devaluation this winter, the economy is expected to contract in 2002 with a return to moderate growth in 2003. High oil prices should help to keep the economy afloat. However, recent political events in the country have significantly increased the downside risk to this forecast. We believe inflation rates upward of 20 percent are likely in both Argentina and Venezuela this year.

Colombia’s civil war remains a drain on its economy, resulting in outflows of both money and human capital. Sluggish growth of 2 percent is expected this year, improving in 2003 to over 3 percent.

Argentina. In early 2002, the Argentine government announced economic reforms, including a devaluation of the peso. As a result of the devaluation, our Argentine operation violated covenants on $350 of its U.S. Dollar-denominated debt. The debt is classified as current in the June 30, 2002 balance sheet. We are currently working with the lenders to resolve this matter. The devaluation, resulting new laws and regulations instituted, and the instability of the government make it difficult to anticipate the long-term impacts of the economic situation in Argentina. Due to the rapidly changing environment, we are closely monitoring the situation and cannot anticipate the ultimate outcome.

Brazil. In March 2002, BCP, one of our Brazilian investments, defaulted on a principal payment. We continue to discuss alternatives with our principal partner and BCP’s lenders. The parties have not reached any agreement to date. There can be no assurance that an agreement will be reached. In addition, BSE, another of our Brazilian investments, is experiencing difficulties in meeting its debt obligations from its operating cash flows. See note F to our consolidated interim financial statements for further discussion of this investment.

Venezuela. On February 12, 2002, Venezuela’s government floated its currency, ending a five-year-old regime that permitted the bolivar to trade only within a fixed-band against the U.S. Dollar. As a result, devaluation occurred. It is uncertain what the long-term impacts of the devaluation will have on our operations. Based on the current monetary position of this operation, we recorded a loss of $14, or $7 after taxes and minority partner interests, in second quarter 2002 and a benefit of $13, or $7 after taxes and minority partner interests, for year-to-date 2002.

Regulatory Developments

Beginning in late 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new statute, adopted subsequent to the Commission’s approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the Commission. The election became effective during August 1999. The South Carolina Consumer Advocate petitioned the Commission seeking review of the level of our earnings during the 1996 – 1998 period when we operated under the subsequently invalidated price regulation plan. The Commission voted to dismiss the petition in November 1999 and issued orders confirming the vote in February and June of 2000. In July 2000, the Consumer Advocate appealed the Commission’s dismissal of the petition. If the Consumer Advocate prevails, the case could be remanded to the South Carolina PSC, which could, after considering evidence, order refunds to customers in South Carolina. At this time, we are unable to determine the impact, if any, this may have on future earnings.

Also in 2000, the Florida Public Service Commission issued a proposed agency action stating that our change in 1999 from a late charge based on a percentage of the amounts overdue to a flat rate fee plus an interest charge violated the Florida price regulation statute and voted that approximately $65 should be refunded. We protested the decision. On August 30, 2001, the Commission issued an order adopting its proposed action. We have appealed to the Florida Supreme Court and continue to collect the charges subject to refund. The total amount as of June 30, 2002 subject to potential refund was approximately $100, including accrued interest. No accrual has been recorded in these financial statements related to this matter.

Following applications that were filed in October 2001 and refiled in February 2002, the FCC on May 15, 2002 granted our applications to provide long distance in Georgia and Louisiana. On June 20, 2002, we filed applications at the FCC to provide long distance in Alabama, Kentucky, Mississippi, North Carolina and South Carolina. The state commission for each state had earlier endorsed our seeking such authority. A decision on those applications is due on or before September 18, 2002. We have dockets pending before the state commissions in Florida and Tennessee that consider our potential requests for long distance authority in those states, and we expect to file applications with the FCC for those states at an appropriate point in the state commission’s consideration. We do not know whether future approvals will be conditioned on changes in interconnection obligations or operating systems. Any changes could result in significant additional expense or a significant increase in customer loss to CLECs.

We are involved in numerous other legal proceedings associated with state and federal regulatory matters. While complete assurance cannot be given as to the outcome of these matters, we believe that any financial impact would not be material to our results of operations, financial position or cash flows. See note N to our consolidated interim financial statements.

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

Item 3.     Qualitative and Quantitative Disclosures About Market Risk

See the caption labeled “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

While the below list of cautionary statements is not exhaustive, some factors that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

•	a change in economic conditions in domestic or international markets where we operate or have material investments which would affect demand for our services;

•	changes in U.S. or foreign laws or regulations, or in their interpretations, which could result in the loss, or reduction in value, of our licenses, concessions or markets, or in an increase in competition, compliance costs or capital expenditures;

•	continued pressure in the telecommunications industry from a financial, competitive, and regulatory perspective;

•	a decrease in the growth rate of demand for the services which we offer;

•	the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;

•	protracted delay in our entry into the interLATA long distance market;

•	significant deterioration in foreign currencies relative to the U.S. Dollar in foreign countries in which we operate;

•	the potential unwillingness or inability of our partners to fund their obligations to our international joint ventures due to deteriorating economic conditions or other facts;

•	the potential unwillingness of banks or other lenders to lend to our international joint ventures due to deteriorating economic conditions and tightening credit standards;

•	higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;

•	the outcome of pending litigation;

•	unanticipated higher capital spending from, or delays in, the deployment of new technologies;

•	the impact of terrorist attacks on our business; and

•	the impact and the success of the wireless joint venture with SBC Communications, known as Cingular Wireless, including marketing and product development efforts, technological change and financial capacity.

PART II – Other Information

Item 1. Legal Proceedings

On April 29, 2002 five African-American employees filed a putative class action lawsuit, captioned Gladys Jenkins et al. v. BellSouth Corporation, against the Company in the United States District Court for the Northern District of Alabama. The complaint alleges that BellSouth discriminated against current and former African-American employees with respect to compensation and promotions in violation of Title VII of the Civil Rights Act of 1964 and 42 U.S.C. Section 1981. Plaintiffs purport to bring the claims on behalf of two classes: a class of all African-American hourly workers employed by the Company at any time since April 29, 1998, and a class of all African-American salaried workers employed by the Company at any time since April 29, 1998 in management positions at or below Job Grade 59/Level C. The plaintiffs are seeking unspecified amounts of back pay, benefits, punitive damages and attorneys’ fees and costs, as well as injunctive relief. At this early stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on April 22, 2002. The voting results were as follows:

Number of Shares Outstanding as of Record Date: 1,914,843,211
Number of Shares Present: 1,547,502,340
Percent of Shares Present: 80.82%

Proposal 1
Election of Directors

	For	Withheld

F. Duane Ackerman	1,514,799,665	32,702,675
Reuben V. Anderson	1,510,059,325	37,443,015
Kathleen F. Feldstein	1,515,903,909	31,598,431

The terms of the following directors continued after the meeting.

James H. Blanchard
J. Hyatt Brown
Armando Codina
James P. Kelly
Joseph M. Magliochetti
Leo F. Mullin
Eugene F. Murphy
Robin B. Smith
William S. Stavropoulos

Proposal 2:
Ratification of Independent Accountants

For	Against	Abstain

1,491,894,708	40,259,505	15,348,087

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
Vice President—Finance
(Principal Accounting Officer)

August 2, 2002

EXHIBIT INDEX

Exhibit
Number

11	Computation of Earnings Per Common Share.
12	Computation of Ratio of Earnings to Fixed Charges.