Form 10-Q
period 2002-09-30
BELLSOUTH CORP
filed 2002-11-07
CIK 732713

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q
                                   (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

    At October 31, 2002, 1,858,563,844 common shares were outstanding.

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

2.       Management's Discussion and Analysis of Financial
          Condition and Results of
            Operations................................................21

3.       Qualitative and Quantitative Disclosures about Market Risk ..35


4.       Controls and Procedures .....................................36
                                               Part II

1.       Legal Proceedings ...........................................37
6.       Exhibits and Reports on Form 8-K ............................37

 PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                              BELLSOUTH CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In Millions, Except Per Share Amounts)


                                                 For the Three                   For the Nine
                                                  Months Ended                   Months Ended
                                                  September 30,                  September 30,
                                               2001           2002             2001            2002

Operating Revenues:
   Communications group                    $ 4,770         $ 4,469         $ 14,199       $ 13,745
   Latin America                               710             494            2,227          1,747
   Domestic advertising and publishing         493             458            1,363          1,212
   All other                                    40              13              128             44
       Total Operating Revenues              6,013           5,434           17,917         16,748

Operating Expenses:
   Operational and support expenses          3,138           3,193            9,531          9,523
   Depreciation and amortization             1,178           1,161            3,538          3,492
       Total Operating Expenses              4,316           4,354           13,069         13,015

Operating income                             1,697           1,080            4,848          3,733

Interest expense                               304             291              998            896
Gain on sale of operations                      24               -               24          1,318
Net earnings of equity affiliates              167             114              357            455
Foreign currency transaction gains
 (losses)                                       (2)              8              (66)          (637)
Other income (expense), net                 (1,525)             91           (1,297)          (345)

Income Before Income Taxes and
 Cumulative Effect of Change in
   Accounting Principle                         57           1,002            2,868          3,628
Provision for Income Taxes                      50             339            1,090          1,517

Income Before Cumulative Effect of
 Change in Accounting Principle                  7             663            1,778          2,111

Cumulative Effect of Change in Accounting
 Principle, Net of Tax                           -               -                -         (1,285)

       Net Income                              $ 7           $ 663          $ 1,778          $ 826


Weighted-Average Common Shares
 Outstanding:
   Basic                                     1,875           1,867            1,874          1,874
   Diluted                                   1,887           1,870            1,886          1,880
Dividends Declared Per Common Share         $ 0.19          $ 0.20           $ 0.57         $ 0.59
Basic Earnings Per Share:
   Income Before Cumulative Effect of
     Change in Accounting Principle         $ 0.00          $ 0.36           $ 0.95         $ 1.13
   Net Income                               $ 0.00          $ 0.36           $ 0.95         $ 0.44
Diluted Earnings Per Share:
   Income Before Cumulative Effect of
     Change in Accounting Principle         $ 0.00          $ 0.35           $ 0.94         $ 1.12
   Net Income                               $ 0.00          $ 0.35           $ 0.94         $ 0.44





               The accompanying notes are an integral part of these consolidated financial statements.

                              BELLSOUTH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     (In Millions, Except Per Share Amounts)

                                                                December 31,             September 30,
                                                                    2001                     2002
                                                                                          (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                     $ 592                   $ 2,050
     Accounts receivable, net of
         allowance for uncollectibles
         of $466 and $453                                          4,989                     4,150
     Material and supplies                                           382                       295
     Other current assets                                            892                     1,053
         Total current assets                                      6,855                     7,548

Investments and advances                                          10,620                    10,016

Property, plant and equipment                                     64,332                    64,548
Less:  accumulated depreciation                                   39,389                    40,888
     Property, plant and equipment, net                           24,943                    23,660

Deferred charges and other assets                                  5,122                     5,666
Goodwill                                                           1,639                       349
Other intangible assets, net                                       2,867                     2,479

         Total assets                                           $ 52,046                  $ 49,718

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Debt maturing within one year                               $ 5,111                   $ 5,387
     Accounts payable                                              1,656                     1,281
     Other current liabilities                                     3,301                     3,565
         Total current liabilities                                10,068                    10,233

Long-term debt                                                    15,014                    12,287

Noncurrent liabilities:
     Deferred income taxes                                         3,206                     4,555
     Other noncurrent liabilities                                  5,161                     5,208
         Total noncurrent liabilities                              8,367                     9,763

Shareholders' equity:
     Common stock, $1 par value (8,650 shares
       authorized; 1,877 and 1,862 shares outstanding)             2,020                     2,020
     Paid-in capital                                               6,875                     6,881
     Retained earnings                                            15,137                    14,769
     Accumulated other comprehensive loss                           (294)                     (815)
     Shares held in trust and treasury                            (4,996)                   (5,351)
     Guarantee of ESOP debt                                         (145)                      (69)
         Total shareholders' equity                               18,597                    17,435

         Total liabilities and shareholders' equity             $ 52,046                  $ 49,718




               The accompanying notes are an integral part of these consolidated financial statements.

                              BELLSOUTH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In Millions)

                                                                       For the Nine Months
                                                                       Ended September 30,
                                                                    2001                 2002

Cash Flows from Operating Activities:
     Net income                                                       $ 1,778                 $ 826
     Adjustments to net income:
         Depreciation and amortization                                  3,538                 3,492
         Provision for uncollectibles                                     370                   603
         Net earnings of equity affiliates                               (357)                 (455)
         Dividends received from equity affiliates                        279                     -
         Minority interests in income of subsidiaries                       5                   (80)
         Deferred income taxes and investment tax credits                (343)                1,036
         Net losses on sale or impairment of equity securities          1,704                   388
         Postretirement benefit curtailment charge                         72                     -
         Brazilian loan impairment                                          -                   383
         A&P unbilled receivable adjustment                                 -                   163
         Provision for restructuring and asset impairments                  -                   685
         Foreign currency transaction losses                               66                   637
         Cumulative effect of change in accounting principle                -                 1,285
         Gain on sale of operations                                       (24)               (1,318)
     Net change in:
         Accounts receivable and other current assets                    (505)                    5
         Accounts payable and other current liabilities                   255                  (497)
         Deferred charges and other assets                               (730)                 (641)
         Other liabilities and deferred credits                           119                    (9)
     Other reconciling items, net                                         134                    30

         Net cash provided by operating activities                      6,361                 6,533

Cash Flows from Investing Activities:
     Capital expenditures                                              (4,724)               (2,863)
     Investments in and advances to equity affiliates                  (1,597)                 (281)
     Proceeds from sale of investments                                  1,147                 1,472
     Proceeds from disposition of short-term investments                  108                     2
     Purchases of short-term investments                                  (76)                    -
     Proceeds from repayment of loans and advances                         25                   432
     Investments in debt securities                                      (279)                    -
     Other investing activities, net                                       12                    47
         Net cash used for investing activities                        (5,384)               (1,191)

Cash Flows from Financing Activities:
     Net repayments of short-term debt                                 (1,405)               (1,130)
     Proceeds from long-term debt                                       1,865                     8
     Repayments of long-term debt                                        (727)               (1,219)
     Dividends paid                                                    (1,068)               (1,088)
     Purchase of treasury shares                                            -                  (455)
     Other financing activities, net                                      151                     -

         Net cash used for financing activities                        (1,184)               (3,884)

     Net increase (decrease) in cash and cash equivalents                (207)                1,458
     Cash and cash equivalents at beginning of period                   1,061                   592
     Cash and cash equivalents at end of period                         $ 854               $ 2,050



        The accompanying notes are an integral part of these consolidated financial statements.

                              BELLSOUTH CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In Millions)



                                                  For the Nine Months Ended September 30, 2001
                                             Number of Shares                            Amount
                                             -----------------   -----------------------------------------------------------------
                                                                                            Accum.
                                                                                            Other
                                                        Shares                              Compre-    Shares    Guaran-
                                                       Held in                              hensive   Held in    tee of
                                             Common   Trust and  Common  Paid-in Retained   Income/  Trust and    ESOP
                                              Stock    Treasury   Stock  Capital Earnings   (Loss)    Treasury    Debt     Total
                                                         (a)                                            (a)

Balance at December 31, 2000                   2,020     (148)   $ 2,020 $ 6,740 $ 14,074   $ (488)   $ (5,222)  $ (212)  $ 16,912

Net income                                         -                                1,778                                    1,778
Other comprehensive income, net of tax:
     Foreign currency translation adjustment       -                                           (27)                            (27)
     Net unrealized losses on securities:
         Unrealized losses on securities           -                                          (241)                           (241)
         Adjustments for other-than-temporary
             losses included in net income         -                                           525                             525
     Net unrealized losses on derivatives          -                                           (46)                            (46)

Total comprehensive income (b)                     -                                                                         1,989
Dividends declared                                 -                               (1,069)                                  (1,069)
Share issuances for employee benefit plans         -        5                  6      (81)                 200                 125
Share issuances for Grantor Trust                  -                                                       (12)                (12)
Tax benefit related to stock options               -                          20                                                20
ESOP activities and related tax benefit            -                                    2                            73         75

Balance at September 30, 2001                  2,020     (143)   $ 2,020 $ 6,766 $ 14,704   $ (277)   $ (5,034)  $ (139)  $ 18,040


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

                              BELLSOUTH CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In Millions)


                                                  For the Nine Months Ended September 30, 2002
                                             Number of Shares                            Amount
                                             -----------------   -----------------------------------------------------------------
                                                                                               Accum.
                                                                                                Other
                                                       Shares                                  Compre-   Shares    Guaran-
                                                      Held in                                  hensive   Held in   tee of
                                              Common Trust and   Common   Paid-in   Retained Income/    Trust and   ESOP
                                               Stock  Treasury    Stock   Capital   Earnings   (Loss)   Treasury    Debt     Total
                                                        (a)                                                (a)

Balance at December 31, 2001                  2,020    (143)    $ 2,020  $ 6,875   $ 15,137   $ (294)   $ (4,996) $ (145)  $ 18,597

Net income                                        -                                     826                                     826
Other comprehensive income, net of tax:
     Foreign currency translation adjustment      -                                             (502)                          (502)
     Net unrealized losses on securities          -                                              (33)                           (33)
     Net unrealized gains on derivatives (b)      -                                               14                             14

Total comprehensive income (c)                    -                                                                             305
Dividends declared                                -                                  (1,108)                                 (1,108)
Share issuances for employee benefit plans        -       4                    6        (70)                 117                 53
Purchase of treasury stock                        -     (19)                                                (490)              (490)
Purchase of stock by grantor trust                -                                     (18)                  18                  -
ESOP activities and related tax benefit           -                                       2                           76         78

Balance at September 30, 2002                 2,020    (158)    $ 2,020  $ 6,881   $ 14,769   $ (815)   $ (5,351)  $ (69)  $ 17,435


(a) Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of September 30, 2002, there were approximately 37 shares held in trust and 121 shares held in treasury.

(b) Net unrealized gains on derivatives include an adjustment for realized gains of $31.

(c)  Total comprehensive income for third quarter 2002 was $324.







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

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of our significant accounting policies and other information, you should read this report in conjunction with the consolidated financial statements included in our latest annual report on Form 10-K, previous quarterly reports on Form 10-Q and our other filings with the SEC.

Certain amounts within the prior year's information have been reclassified to conform to the current year's presentation.


NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Under SFAS No. 142, we ceased to amortize goodwill, embedded goodwill related to equity investments and costs associated with indefinite life wireless licenses. In addition, our net earnings of equity affiliates reflect the impact of adopting this new accounting standard on the operations of our equity investments (the most significant of which is our investment in Cingular Wireless). As required by SFAS No. 142, we reassessed the expected useful lives of existing intangible assets. This reassessment resulted in changes to the expected useful lives of some of our Latin American wireless licenses.

Cingular has FCC licenses that provide for the exclusive right to utilize certain radio frequency spectrum to provide cellular communication services. FCC licenses are issued for only a fixed time, generally ten years, and such licenses are subject to renewal by the FCC. Renewals of FCC licenses have occurred routinely and at nominal cost. Moreover, Cingular has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of its FCC licenses. As a result, the FCC licenses were treated as an indefinite-lived intangible asset under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. Cingular will reevaluate the useful life determination for wireless licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

Summarized below are the major classes of intangible assets that will continue to be amortized under SFAS No. 142, as well as the carrying values of those intangible assets, which will no longer be amortized:

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                           December 31, 2001                     September 30, 2002
                                                   -----------------------------------    ---------------------------------
                                                   -------------- -- -----------------    ------------ --- ----------------
                                                     Carrying          Accumulated         Carrying          Accumulated
                                                      Amount           Amortization         Amount          Amortization
                                                      ------           ------------         ------          ------------


  Intangible assets subject to amortization:
      Capitalized Software.........................        $ 2,208                $ 686         $ 2,362                $ 863
      Wireless Licenses............................            897                  284             847                  295
      Customer related intangible assets...........            419                  291             411                  324
      Other........................................             36                   11              33                   12
          Total....................................        $ 3,560              $ 1,272         $ 3,653              $ 1,494
    Intangible assets not subject to amortization:
      Wireless Licenses............................          $ 360                 $ 22           $ 177                 $ 10



The table above does not include Multichannel Multipoint Distribution Service
(MMDS) licenses held for sale. MMDS licenses held for sale represented $267 gross and $241 net and are included in other intangibles, net in the December 31, 2001 and September 30, 2002 consolidated balance sheets. The MMDS licenses are classified as held for sale under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In the event we are unable to sell these licenses by the end of 2002, these licenses will be reclassified as held and used and subject to impairment under the provisions of SFAS No. 144.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS (Continued)

The following table presents current and expected amortization expense of the existing intangible assets as of September 30, 2002 for each of the following periods:

     Aggregate amortization expense:
         For the nine months ended September 30, 2002 ................. $452
     Expected amortization expense for the years ending December 31, :
         2003 .........................................................  567
         2004 .........................................................  560
         2005 .........................................................  557
         2006 .........................................................  435
         2007 .........................................................  432

The following table shows our 2001 results presented on a comparable basis to the 2002 results, adjusted to exclude amortization expense related to goodwill and indefinite lived wireless licenses. We expect the annual increase to earnings for 2002 compared to 2001 to approximate $130 after tax, or $0.07 per share.

                                                         For the Three                    For the Nine
                                                         Months Ended                     Months Ended
                                                         September 30,                   September 30,
                                                      2001            2002            2001            2002

Income before income taxes and cumulative effect
    of change in accounting principle - as reported        $ 57         $1,002          $ 2,868          $3,628
Add back:
    License amortization, net of tax                          2              -                6               -
    Goodwill amortization, net of tax                        15              -               41               -
    Equity method amortization, net of tax                   15              -               46               -

Income before income taxes and cumulative effect
    of change in accounting principle - as adjusted        $ 89         $1,002          $ 2,961          $3,628

Basic earnings per share:
    Net income - as reported                              $0.00         $ 0.36            $0.95          $ 0.44
    Goodwill amortization                                  0.01              -             0.02               -
    Equity method amortization                             0.01              -             0.02               -
    Net income - as adjusted *                            $0.02         $ 0.36            $1.00          $ 0.44

Diluted earnings per share:
    Net income - as reported                              $0.00         $ 0.35            $0.94          $ 0.44
    Goodwill amortization                                  0.01              -             0.02               -
    Equity method amortization                             0.01              -             0.02               -
    Net income - as adjusted *                            $0.02         $ 0.35            $0.99          $ 0.44



* Basic and diluted earnings per share for year-to-date 2001 do not sum due to rounding.



As part of the adoption of SFAS No. 142, we were required to perform initial valuations to determine if any impairment of goodwill and indefinite-lived intangibles exists. We will continue to test embedded goodwill related to equity investments for impairment under accounting rules for equity investments, which are based on comparisons between fair value and carrying value.

During the second quarter 2002, we completed the transitional impairment test required under SFAS No. 142. In accordance with SFAS No. 142, goodwill was tested for impairment by comparing the fair value of our reporting units to their carrying values. Fair values were determined by the assessment of future discounted cash flows. The fair values of our Latin American reporting units were less than the carrying value of these units. The allocation of fair values to identifiable tangible and intangible assets resulted in an implied valuation of the goodwill associated with these reporting units of $118. As a result, we recorded an impairment loss of $1,277, with no income tax benefit. Additionally, our equity investee, Cingular Wireless, completed its transitional impairment test in the second quarter resulting in an impairment loss to BellSouth of $8 after tax. These impairment losses are recorded as a cumulative effect of change in accounting principle on the income statement as of January 1, 2002.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


Note B - NEW ACCOUNTING PRONOUNCEMENTS (Continued)

The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2002 are as follows:
                                Domestic           Latin
                                 Wireless         America           Total

Balance at December 31, 2001...      $ 244          $ 1,395        $ 1,639
SFAS No. 142 impairment........         --          (1,277)        (1,277)
Other..........................          6             (19)           (13)
Balance at September 30, 2002..      $ 250            $  99          $ 349



The $1,285 cumulative effect of change in accounting principle in the consolidated income statements includes $8 recorded through net earnings (losses) of equity affiliates. Other charges above consist primarily of foreign currency translation adjustments.


SFAS NO. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS"

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

SFAS NO. 144,"ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS"

In January 2002, we adopted SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board
(APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

SFAS NO. 145, "RESCISSION OF FASB STATEMENTS NO. 4,44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS"

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (SFAS No. 4), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. We early adopted the provisions of this statement related to the rescission of SFAS No. 4 in the third quarter of 2002.

SFAS  NO.  146,   "ACCOUNTING  FOR  COSTS   ASSOCIATED  WITH  EXIT  OR  DISPOSAL
ACTIVITTIES"

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. We will adopt the new standard effective January 1, 2003.

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

                                     For the Three Months  For the Nine Months
                                     Ended September 30,   Ended September 30,
                                     -------------------   -------------------
                                      2001          2002    2001         2002
                                      ----          ----    ----         ----
  Basic common shares
   outstanding                       1,875         1,867   1,874        1,874
  Incremental shares from stock
   options and benefit plans            12             3      12            6

  Diluted common shares outstanding  1,887         1,870   1,886        1,880


The earnings amounts used for per-share calculations are the same for both the basic and diluted methods. Outstanding options to purchase 52 million shares for the three months ended September 30, 2001 and 50 million shares for the nine months ended September 30, 2001 were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common stock. Outstanding options to purchase 79 million shares for the three months ended September 30, 2002 and 64 million shares for the nine months ended September 30, 2002 were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common stock.


NOTE D--PURCHASE OF TREASURY SHARES

In July 2002, we announced our intention to purchase up to $2 billion of our outstanding common stock over the ensuing 18 months. During third quarter 2002, we purchased 10.9 million shares of our common stock in the open market for approximately $255, which included $220 of cash payments and $35 of purchases that settled in October. We have made year-to-date purchases of 18.5 million shares for approximately $490.


NOTE E--DIVESTITURES

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

As part of the agreement, KPN repaid $426 under a loan facility we provided to KPN and purchased approximately 2.13 billion Euro of loans that we previously extended to E-Plus with its notes payable in three principal payments. Concurrent with KPN's purchase of these loans, we unwound several foreign-currency forward contracts associated with the original loans to E-Plus and recognized a gain of $31, or $20 after tax. At the same time, we entered into three foreign currency swap contracts to mitigate foreign currency risk on the new KPN loans. The swaps, which qualify as cash flow hedges, lock-in the foreign exchange rate at an average of Euro/USD of 0.8730 for the three payments of principal along with the quarterly interest payments due from KPN during 2002 through 2004.


NOTE F--BRAZILIAN LOAN IMPAIRMENT

We own equity interests in two wireless communications companies in Brazil (BCP SA and BSE SA). In addition to equity infusions, we have advanced these companies an aggregate of $506 in the form of shareholder loans, including a guarantee of BCP debentures. In August 2002 we were required to perform on the guarantee and purchase these debentures requiring a $94 cash payment to a third party bank. We have not guaranteed any other debt of BCP. BCP is currently in default on $430 principal payment and accrued interest. BSE is experiencing similar difficulties in paying its debt obligations from its operating cash flows.

In March 2002, as a result of default and inability to reach an agreement with our partners or these companies' lenders, we evaluated the probability of collecting our outstanding loans to these companies and the probability of

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


NOTE F--BRAZILIAN LOAN IMPAIRMENT  (Continued)

our having to perform on the debt guarantee. In our assessment, given the companies' capital structures, deterioration of credit measures and the subordination of some of our loans to other third-party debt, we determined that it was probable that the loans would not be repaid. In determining the impairment, we compared the book basis of our net investment, including the debt guarantee, with the fair value of our interests in the companies. This analysis indicated an impairment of approximately $383, including $7 of accrued interest on the loans. As of September 30, 2002, our net investment in BSE equaled $5, while the investment in BCP was $0. Because our investment and net advances to BCP have been reduced to zero and due to the fact we have no further commitment of financial support, we have ceased recognizing losses related to this operation.

We continue to discuss alternatives with our principal partner and these companies' lenders. The parties have not reached any agreement to date. We are pursuing options, including the sale of these companies. There can be no assurance that an agreement with our principal partner and our lenders will be reached or that the properties will be sold.

In the event of sale or liquidation of our investment, we will recognize cumulative translation losses as part of the gain or loss on sale or liquidation. The cumulative foreign currency translation losses related to these investments were $262 at September 30, 2002.


NOTE G--FOREIGN CURRENCY TRANSACTION GAINS AND LOSSES

In Argentina, we own an equity interest in CRM, a wireless communications company. We consolidate this subsidiary in our financial statements. In January 2002, the Argentine government announced economic reforms, including a devaluation of its national currency, the Argentine Peso. The Argentine Peso has lost over 72% of its value as compared to the U.S. Dollar since the beginning of 2002. Based on the net monetary position of CRM, we recorded foreign currency transaction losses of $672 during 2002. We are recording a 100% valuation allowance on the net operating losses, deferring recognition of the tax benefits generated by these losses due to the lack of clarity in the tax law and potentially limited tax carryforward period in Argentina.

Effective first quarter 2002 as a result of the cumulative devaluation, CRM has violated covenants or has not paid on $320 of its U.S. Dollar-denominated debt. The debt is classified as current in our consolidated September 30, 2002 balance sheet. This debt is non-recourse to BellSouth. CRM is currently working with lenders to resolve this matter. The devaluation, the resulting new laws and regulations instituted, and political issues make it difficult to anticipate the long-term impacts of the economic situation in Argentina.

In Venezuela, we own an equity interest in Telcel, a wireless communications company. We consolidate this subsidiary in our financial statements. In February 2002, the Venezuelan government let the Bolivar float freely. The Bolivar has devalued approximately 47% since the beginning of our fiscal period 2002. Based on Telcel's net monetary position, we recorded foreign currency transaction gains of $89 in the third quarter of 2002. In addition, Venezuela is no longer considered a hyperinflationary economy, which resulted in a change in the functional currency from the U.S. Dollar to the Bolivar. As a result, the remeasurement of assets and liabilities is reflected as a foreign currency translation adjustment in the other comprehensive income portion of shareholders' equity.


NOTE H--RESTRUCTURING AND WORKFORCE RELATED CHARGES

WORKFORCE REDUCTION CHARGES

In the fourth quarter 2001, we recorded a charge of $232, or $143 after tax, reflecting restructuring actions that were taken to reduce operating costs. As a result of these reductions, we eliminated approximately 4,200 positions. The charge, recorded in accordance with provisions of SFAS No. 112, "Employer's Accounting for Postemployment Benefits" (SFAS No. 112), consisted primarily of cash severance and enhancements to post employment health benefits under pre-existing separation pay plans.

In second quarter 2002, we recorded a charge of $357, or $225 after tax, related to our plans to reduce our workforce by approximately 5,000 positions to reduce operating costs in response to a slow economy, increased competition and regulatory pricing pressures. The charge, recorded in accordance with provisions of SFAS No. 112, consisted primarily of cash severance and enhancements to post employment health benefits under pre-existing separation plans. In third quarter 2002, we recorded additional severance expense of $87, or $53 after tax, related to final acceptance of voluntary offers under the workforce reduction plan initiated in the second quarter.

ASSET IMPAIRMENTS

During the third quarter 2002, we announced we are eliminating certain service offerings, including our own line of e-business services and some products within our wholesale long distance portfolio. We will also discontinue operations at our multi-media Internet exchange (MIX) in Miami. We are currently seeking to align with another provider of e-

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


NOTE H--RESTRUCTURING AND WORKFORCE RELATED CHARGES (Continued)

business services to meet the needs of current and future customers. We will continue to support our existing e-business customers until this transition is complete. In connection with the previously announced exit of our public telephone operations, our periodic evaluation of the undiscounted cash flows indicated an impairment. As a result of these combined events, we recorded a charge of $134 in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This charge includes asset impairments, early termination penalties on contracts and leases, and severance for affected employees and is summarized in the table below.

 Costs Accrued in Three Months Ended September 30, 2002
      Severance and related costs .....................  $    15
      Lease and contract termination penalties.........       38
      Write-offs of leasehold improvements ............       16
      Asset impairments, primarily equipment  .........       65
               Total ..................................    $ 134


RESTRUCTURING LIABILITY

As of September 30, 2002, the aggregate liability related to the charges described above was $403. We expect the majority of headcount reductions to occur by the end of 2002.

                                        Type of Cost
                               --------------------------------
                               -------------- --- -------------

                                 Employee          Other Exit
                               Separations           Costs           Total
                               -----------           -----           -----

Balance at December 31, 2001 ..    $ 202             $  --          $ 202
Additions .....................      459                38            497
Deductions ....................     (296)               --           (296)
Balance at September 30, 2002 .    $ 365              $ 38          $ 403


PENSION SETTLEMENTS AND CURTAILMENTS

In third quarter 2002, lump-sum pension distributions for the represented pension plan exceeded the settlement threshold equal to the sum of the service cost and interest cost components of net periodic pension cost. This resulted in recognition of a settlement loss of $107, or $65 after tax, for all cash settlements under the plan. We expect to recognize additional settlement losses in the fourth quarter as lump sum payments continue to be paid through the end of 2002.

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


NOTE I--DEBT

In third quarter 2002, we redeemed $620 of our outstanding debt and recognized a $37 loss on early extinguishment of debt. In second quarter 2002, we redeemed $500 of our outstanding debt and recognized a $3 loss on early extinguishment of debt.


NOTE J--MARKETABLE SECURITIES

We have investments in marketable securities, primarily common stocks, which are accounted for under the cost method and are classified as available-for-sale under SFAS No. 115. Under SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses, net of income taxes, recorded in accumulated other comprehensive income (loss) in our statements of changes in shareholders' equity and comprehensive income. The fair values of our investments in marketable securities are determined based on market quotations. Equity securities that are restricted for more than one year or are not publicly traded are recorded at cost.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


NOTE J--MARKETABLE SECURITIES (Continued)

Qwest

At the beginning of 2001, we held 74.0 million shares of Qwest common stock. Since that time, we have sold all of our shares for a total of $1.4 billion in cash proceeds. The following table summarizes our Qwest transactions (in millions):

                                                                   Other-than-
                              Cash           Losses on              temporary
             Shares         Proceeds         Sales                 Impairments

12/31/00          74.0
Less Sales:
   1Q01           22.2           $1,000           $52                     $ -
   2Q01            0.1                2             1                       -
   3Q01            4.5              135            78                   1,286
   4Q01            1.7 (a)            -             -                     231
   1Q02           18.5              166            93                     156
   2Q02           18.5              116            36                      51
   3Q02            8.5               18             -                       -

                   0.0           $1,437         $ 260                 $ 1,724

   (a) Shares exchanged for services (at book value of $81).



Other-than-temporary Impairments

Qwest stock has declined significantly since the beginning of 2001. We concluded that the continuing difficulties experienced by Qwest and other companies in the telecom sector indicated that the decline was other than temporary and therefore required an adjustment as reflected in the preceding table. In third quarter 2001, we also recorded a $280 noncash pretax charge to reduce the carrying value of certain strategic investments in publicly traded and private equity securities. These charges are included in Other income (expense), net, in our consolidated statements of income.

Telecentro Oeste Celular Participacoes SA (TCO)

During first quarter 2002, we sold the American Depositary Receipts representing nonvoting preferred stock that we held in TCO. We received total proceeds of $90 and recognized a gain of $22, or $14 after tax. The pretax gain is included in Other income (expense), net, in our consolidated statement of income.


NOTE K--SEGMENT INFORMATION

We have four reportable operating segments: (1) Communications group; (2) Domestic wireless; (3) Latin America; and (4) Domestic advertising and publishing.

The following table provides information for each operating segment:

                                   For the Three Months     For the Nine Months
                                    Ended September 30,     Ended September 30,
                                        2001       2002        2001        2002

Communications group
External revenues                     $4,756     $4,577    $ 14,142    $ 13,853
Intersegment revenues                     36         38         106         115
   Total segment revenues             $4,792     $4,615    $ 14,248    $ 13,968
Segment operating income              $1,354     $1,254      $4,294      $3,904
Segment net income                     $ 766      $ 709      $2,440      $2,208

Domestic wireless
External revenues                     $1,465     $1,511      $4,189      $4,428
Intersegment revenues                      -          -           -           -
   Total segment revenues             $1,465     $1,511      $4,189      $4,428
Segment operating income               $ 291      $ 247       $ 799       $ 802
Net losses of equity affiliates         $ (4)     $ (26)      $ (10)      $ (76)
Segment net income                     $ 128       $ 68       $ 345       $ 259

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


NOTE K - SEGMENT INFORMATION (Continued)

                                    For the Three Month     For the Nine Months
                                    Ended September 30,     Ended September 30,
                                   2001            2002        2001        2002

Latin America
External revenues                  $710            $494     $ 2,227     $ 1,747
Intersegment revenues                 6               1          20           5
   Total segment revenues          $716            $495     $ 2,247     $ 1,752
Segment operating income           $ 86            $ 63       $ 173       $ 206
Net losses of equity affiliates    $ (2)           $ (6)      $ (22)      $ (13)
Segment net (loss) income           $ 3            $ 54       $ (67)       $ 72

Domestic advertising
 and publishing
External revenues                  $492            $459     $ 1,363     $ 1,375
Intersegment revenues                 4               5          13          15
   Total segment revenues          $496            $464     $ 1,376     $ 1,390
Segment operating income           $257            $196       $ 679       $ 607
Segment net income                 $158            $118       $ 414       $ 368

Reconciliation
 to Consolidated
 Financial Information
Operating Revenues
Total reportable segments        $7,469          $7,085     $22,060     $21,538
Cingular proportional
 consolidation                   (1,443)         (1,473)     (4,115)     (4,314)
A&P unbilled receivable
 adjustment                           -               -           -        (163)
Florida gross receipts tax           15               -          58           -
Refund of customer late fees
 in Florida                           -            (108)          -        (108)
Corporate, eliminations and
 other                              (28)            (70)        (86)       (205)
Total consolidated               $6,013          $5,434     $17,917     $16,748

Operating Income
Total reportable segments        $1,988          $1,760     $ 5,945     $ 5,519
Cingular proportional
 consolidation                     (291)           (248)       (798)       (802)
A&P unbilled receivable
 adjustment                           -               -           -        (163)
Provisions for restructurings
 and asset impairments                -            (328)        (73)       (685)
Adjustment to ISP accrual             -               -        (143)          -
Refund of customer late fees
 in Florida                           -            (108)          -        (108)
Corporate, eliminations
 and other                            -               4         (83)        (28)
Total consolidated               $1,697          $1,080     $ 4,848     $ 3,733

Net Income
Total reportable segments        $1,055            $949     $ 3,132     $ 2,907
Foreign currency transaction
 losses                             (55)            (13)       (210)       (571)
Brazilian loan impairments            -               -           -        (263)
Net gains on sales of
 operations                           -               -           -         857
A&P unbilled receivable
 adjustment                           -               -           -        (101)
Net losses on sale or
 impairment of securities        (1,069)              -      (1,101)       (274)
Provisions for restructurings
 and asset impairments                -            (202)        (47)       (427)
FAS 142 Impairment charge             -               -           -      (1,285)
Adjustment to ISP accrual             -               -         (88)          -
Early extinguishment of debt          -             (22)          -         (22)
Refund of customer late fees
 in Florida                           -             (70)          -         (70)
Corporate and other                  76              21          92          75
Total consolidated                  $ 7            $663     $ 1,778       $ 826

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


NOTE L - SUMMARY FINANCIAL INFORMATION FOR EQUITY INVESTEES

The following table displays the summary combined financial information of our equity method businesses. These amounts are shown on a 100-percent basis.

                    For the Three Months Ended    For the Nine Months Ended
                          September 30,                 September 30,
                          -------------                 -------------
                      2001              2002       2001              2002
                      ----              ----       ----              ----
Revenues  .......... $4,713            $4,376     $13,819           $13,304
Operating income ... $ 927             $  698     $ 2,210           $ 2,307
Net income ......... $ 482             $ (128)    $   833           $   473



NOTE M- RELATED PARTY TRANSACTIONS

We have made advances to Cingular that totaled $3,816 at September 30, 2002. We earned $72 in the third quarter of 2001 and 2002 and $215 year-to-date 2001 and $213 year-to-date 2002 from interest income on this advance. In addition, Cingular owed us $76 at September 30, 2002, which represents receivables incurred in the ordinary course of business, and is included in other current assets. We generated revenues of approximately $55 and $96 in third quarter 2001 and 2002, respectively and $160 and $286 year-to-date 2001 and 2002, respectively from the provision of local interconnect and long distance services to Cingular. In September 2002, BellSouth made a capital contribution of $172 to Cingular indirectly related to income tax benefits received associated with our investment in Cingular. We expect to fund $28 in the fourth quarter 2002 for similar reasons, but otherwise we do not anticipate any additional capital contributions to Cingular in the foreseeable future.


NOTE N - COMMITMENTS & CONTINGENCIES

Beginning in 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new statute, adopted subsequent to the Commission's approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the Commission. The election became effective during August 1999. The South Carolina Consumer Advocate petitioned the Commission seeking review of the level of our earnings during the 1996-1998 period when we operated under the subsequently invalidated price regulation plan. The Commission voted to dismiss the petition in November 1999 and issued orders confirming the vote in February and June of 2000. In July 2000, the Consumer Advocate appealed the Commission's dismissal of the petition. If the Consumer Advocate prevails, the case could be remanded to the South Carolina PSC, which could, after considering evidence, order material refunds to customers in South Carolina.

Also in 2000, the Florida Public Service Commission issued a proposed agency action stating that our change in 1999 from a late charge based on a percentage of the amounts overdue to a flat rate fee plus an interest charge violated the Florida price regulation statute and voted that approximately $65 should be refunded. We protested the decision. On August 30, 2001, the Commission issued an order adopting its proposed action. We appealed to the Florida Supreme Court and continued to bill and collect the charges subject to refund. On October 31, 2002, the Florida Supreme Court affirmed the decision of the Florida Public Service Commission. This will require a one-time refund to affected customers in Florida. Based on this decision, we recorded a reduction to revenues of $108 and additional interest expense of $6 in the third quarter of 2002.

On April 29, 2002 five African-American employees filed a putative class action lawsuit, captioned Gladys Jenkins et al. v. BellSouth Corporation, against the Company in the United States District Court for the Northern District of Alabama. The complaint alleges that BellSouth discriminated against current and former African-American employees with respect to compensation and promotions in violation of Title VII of the Civil Rights Act of 1964 and 42 U.S.C. Section 1981. Plaintiffs purport to bring the claims on behalf of two classes: a class of all African-American hourly workers employed by the Company at any time since April 29, 1998, and a class of all African-American salaried workers employed by the Company at any time since April 29, 1998 in management positions at or below Job Grade 59/ Level C. The plaintiffs are seeking unspecified amounts of back pay, benefits, punitive damages and attorneys' fees and costs, as well as injunctive relief. At this early stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

Several individual shareholders have filed substantially identical class action lawsuits against the Company and three of its senior officers, alleging violations of the federal securities laws. The cases, captioned In re BellSouth Securities Litigation, are pending in the United States District Court for the Northern District of Georgia. The plaintiffs allege that during the period January 22, 2001 through July 19, 2002, the Company 1) overstated the unbilled receivables balance of its advertising and publishing subsidiary; 2) failed to disclose that a Florida CLEC had stopped paying money owed to the Company; and
3) understated its exposure to bad debt losses. The plaintiffs are seeking an unspecified amount

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE N - COMMITMENTS & CONTINGENCIES (Continued)

of damages, as well as attorney's fees and costs. At this early stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

Three substantially identical class action lawsuits were recently filed in the United States District Court for the Northern District of Georgia against the Company, its directors, three of its senior officers, and other individuals, alleging violations of the Employee Retirement Income Security Act ("ERISA"). The plaintiffs, who seek to represent a putative class of participants and beneficiaries of the Company's 401(k) plan ("the Plan"), allege that the Company breached its fiduciary duties in violation of ERISA by, among other things, (1) failing to provide accurate information to the Plan participants and beneficiaries; (2) failing to ensure that the Plan's assets were invested properly; (3) failing to monitor the Plan's fiduciaries; and (4) failing to disregard Plan directives that the defendants knew or should have known were imprudent. The plaintiffs are seeking an unspecified amount of damages, injunctive relief, attorney's fees and costs. Certain factual allegations underlying these lawsuits are substantially similar to those in the putative securities class actions captioned In re BellSouth Securities Litigation, which are described above. At this early stage of the litigation, the likely outcome of the cases cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

A number of antitrust class action lawsuits were recently filed against the Company in federal district courts in Atlanta, Georgia and Ft. Lauderdale, Florida. The plaintiffs purport to represent putative classes consisting of all BellSouth local telephone service subscribers and/or all subscribers of competitive local exchange carriers in nine southeastern states since 1996. The plaintiffs allege that the Company engaged in unlawful anticompetitive conduct in violation of state and federal antitrust laws by, among other things, (1) denying competitors access to certain essential facilities necessary for competitors to provide local telephone service; (2) using its monopoly power in the wholesale market for local telephone service as leverage to maintain a monopoly in the retail market; and (3) failing to provide the same quality of service, access, and billing to competitors that it provides its own retail customers. The plaintiffs are seeking an unspecified amount of treble damages, injunctive relief, as well as attorney's fees and costs. At this early stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

OTHER CLAIMS

We are subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. BST is also subject to claims attributable to pre-divestiture events involving environmental liabilities, rates, taxes, contracts and torts. Certain contingent liabilities for pre-divestiture events are shared with AT&T Corp. While complete assurance cannot be given as to the outcome of these claims, these matters could affect the operating results of any one quarter when resolved in future periods. However, we believe that after final disposition, any monetary liability or financial impact to us arising out of these claims beyond that provided for at September 30, 2002 would not be material to our annual consolidated financial statements.


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


NOTE O - SUBSIDIARY FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME


                                            For the Three Months                               For the Nine Months
                                          Ended September 30, 2001                          Ended September 30, 2001
                                 BST     Other    Parent  Adjustments Total        BST     Other    Parent   Adjustments Total

Total operating revenues        $ 4,662   $1,536    $ 755    $ (940)  $ 6,013     $13,895   $4,716   $ 1,948   $(2,642)  $ 17,917
Total operating expenses          3,531    1,248      482      (945)    4,316      10,276    4,033     1,414    (2,654)    13,069

Operating income                  1,131      288      273         5     1,697       3,619      683       534        12      4,848

Interest expense                    140       40      213       (89)      304         471      208       580      (261)       998
Net earnings (losses) of
    equity affiliates                 3      177    1,112    (1,125)      167          11      353     3,386    (3,393)       357
Other income (expense), net           4     (139)  (1,272)      (96)   (1,503)         14      (48)   (1,029)     (276)    (1,339)

Income before income taxes          998      286     (100)   (1,127)       57       3,173      780     2,311    (3,396)     2,868
Provision for (benefit from)
    income taxes                    362      149     (529)       68        50       1,145      442      (568)       71      1,090

Net income                        $ 636    $ 137    $ 429  $ (1,195)      $ 7     $ 2,028    $ 338   $ 2,879   $(3,467)   $ 1,778



                                            For the Three Months                               For the Nine Months
                                          Ended September 30, 2002                          Ended September 30, 2002
                                 BST     Other    Parent  Adjustments Total        BST     Other    Parent   Adjustments Total

Total operating revenues        $ 4,322  $ 1,418    $ 737   $(1,043)   $5,434     $13,336   $4,187   $ 1,962   $(2,737)  $ 16,748
Total operating expenses          3,580    1,367      450    (1,043)    4,354      10,485    3,878     1,395    (2,743)    13,015

Operating income                    742       51      287         -     1,080       2,851      309       567         6      3,733

Interest expense                    124       39      184       (56)      291         369      129       584      (186)       896
Net earnings (losses) of
    equity affiliates                 4      138      910      (938)      114          12      466      (242)      219        455
Other income (expense), net         (35)      42      146       (54)       99         (46)    (553)    1,127      (192)       336

Income before income
    taxes and change in
    accounting principle            587      192    1,159      (936)    1,002       2,448       93       868       219      3,628
Provision for (benefit from)
    income taxes                    215       23      132       (31)      339         907      218       426       (34)     1,517
Cumulative effect of change
    in accounting principle           -        -        -         -         -           -        -    (1,285)        -     (1,285)

Net income                        $ 372    $ 169  $ 1,027    $ (905)    $ 663     $ 1,541   $ (125)   $ (843)    $ 253      $ 826


BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


NOTE O - SUBSIDIARY FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

                                            December 31, 2001                                  September 30, 2002
                              BST      Other      Parent   Adjustments Total       BST       Other     Parent   Adjustments Total

ASSETS
Current assets:
Cash and cash equivalents      $ 111      $ 481        $ -       $ -      $ 592    $ 107     $ 695    $ 1,248       $ -    $ 2,050
Accounts receivable, net       3,032      2,152      4,046    (4,241)     4,989    2,735     1,666      3,363    (3,614)     4,150
Other current assets             520        727         95       (68)     1,274      336       605        446       (39)     1,348
Total current assets           3,663      3,360      4,141    (4,309)     6,855    3,178     2,966      5,057    (3,653)     7,548

Investments and advances         287      5,801      8,117    (3,585)    10,620      309     6,309      6,718    (3,320)    10,016
Property, plant and
    equipment, net            22,085      2,580        278         -     24,943   21,594     1,775        291         -     23,660
Deferred charges and
    other assets               4,795        213        180       (66)     5,122    5,214       237        253       (38)     5,666
Intangible assets, net         1,122      3,081        288        15      4,506    1,150     2,616       (938)        -      2,828

Total assets                 $31,952    $15,035    $13,004   $(7,945)   $52,046  $31,445   $13,903   $ 11,381   $(7,011)  $ 49,718

LIABILITIES AND
 SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within
    one year                 $ 3,468      $ 794    $ 4,261   $(3,412)   $ 5,111  $ 3,793     $ 868    $ 3,343  $ (2,617)   $ 5,387
Other current liabilities      3,063      1,568      1,182      (856)     4,957    3,403     1,349      1,256    (1,162)     4,846
Total current liablities       6,531      2,362      5,443    (4,268)    10,068    7,196     2,217      4,599    (3,779)    10,233

Long-term debt                 7,353      2,313      8,450    (3,102)    15,014    5,302     1,369      8,293    (2,677)    12,287

Noncurrent liabilities:
Deferred income taxes          2,907      1,080       (840)       59      3,206    3,214     1,326       (262)      277      4,555
Other noncurrent liabilities   3,330      1,436        492       (97)     5,161    3,325     1,072        848       (37)     5,208
Total noncurrent liabilities   6,237      2,516       (348)      (38)     8,367    6,539     2,398        586       240      9,763

Shareholders' equity:         11,831      7,844       (541)     (537)    18,597   12,408     7,919     (2,097)     (795)    17,435

Total liabilities and
    shareholders' equity     $31,952    $15,035    $13,004   $(7,945)   $52,046  $31,445   $13,903   $ 11,381   $(7,011)  $ 49,718


CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

                                                     For the Nine Months Ended September 30, 2001
                                             BST              Other          Parent        Adjustments         Total

Cash flows from operating activities         $ 4,605         $1,218           $ (629)        $ 1,167           $6,361
Cash flows from investing activities          (3,948)          (744)          (1,101)            409           (5,384)
Cash flows from financing activities            (719)          (582)           1,693          (1,576)          (1,184)
Net decrease in cash                           $ (62)        $ (108)           $ (37)            $ -           $ (207)



                                                     For the Nine Months Ended September 30, 2002
                                             BST              Other          Parent        Adjustments         Total

Cash flows from operating activities         $ 5,266           $885            $ 180           $ 202           $6,533
Cash flows from investing activities          (2,477)          (177)           2,605          (1,142)          (1,191)
Cash flows from financing activities          (2,793)          (494)          (1,537)            940           (3,884)
Net increase (decrease) in cash                 $ (4)          $214           $1,248             $ -           $1,458


BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


NOTE P - DOMESTIC ADVERTISING AND PUBLISHING

During first quarter 2002, we determined that the unbilled receivable balance at our advertising and publishing subsidiary was overstated. As a result, we recorded a reduction to advertising and publishing revenues of $163, or $101 after tax, to adjust the unbilled receivable balance. Based on our analysis of this matter, we have concluded that the overstatement was caused by a number of customer adjustments that were not properly posted to the general ledger. Our analysis indicates that: this issue occurred over an extended period of time; no one period was materially misstated and operating trends were not affected; no regulatory requirements have been affected; we do not have any debt or any covenants with which to comply that are affected by this error; and the error did not result from an unlawful transaction.


NOTE Q - GUATEMALA IMPAIRMENT

As a result of continuing poor economic conditions in Latin America and increasing competition, the long-term value of our equity investment in Guatemala has declined significantly. Our review indicated the declines in fair value below carrying value were other-than-temporary and, accordingly, we recorded an impairment loss during the second quarter of 2002 of $62 with no tax benefit. This charge reduced the carrying amount of our investment to its fair value.


NOTE R - TRACKING STOCK

In September 2002, we requested the SEC to withdraw our Registration Statement (Form S-3), initially filed in March 2000, related to the Latin Tracking Stock.

                             BELLSOUTH CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in Millions, Except Per Share Amounts)

 For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our latest annual report on Form 10-K, previous quarterly reports on Form 10-Q and our other filings with the SEC.

----------------------------------------------------------------------------
Consolidated Results of Operations
----------------------------------------------------------------------------

Key financial and operating data for the third quarter 2001 and 2002 and the respective year-to-date periods are as follows. All references to earnings per share are on a diluted basis:


                                               For the Three Months                        For the Nine Months
                                                Ended September 30,          %             Ended September 30,         %
                                                 2001          2002        Change           2001         2002        Change
                                             -------------- ----------- ------------- -- ------------ ----------- -------------
Results of operations:
Operating revenues                                 $ 6,013     $ 5,434         (9.6)        $ 17,917    $ 16,748         (6.5)
Operating expenses                                   4,316       4,354           0.9          13,069      13,015         (0.4)
Operating income                                     1,697       1,080        (36.4)           4,848       3,733        (23.0)
Interest expense                                       304         291         (4.3)             998         896        (10.2)
Gain on sale of operations                              24          --          N/M*              24       1,318           N/M
Net earnings of equity affiliates                      167         114        (31.7)             357         455          27.5
Foreign currency transaction gains (losses)             (2)          8           N/M             (66)       (637)          N/M
Other income (expense), net                         (1,525)         91           N/M          (1,297)       (345)       (73.4)
Provision for income taxes                              50         339           N/M           1,090       1,517          39.2
Cumulative effect of change in accounting
    principle                                         --          --             N/M             --       (1,285)          N/M
    Net income                                        $  7      $  663           N/M         $ 1,778       $ 826        (53.5)
Earnings per share                                  $ 0.00      $ 0.35           N/M          $ 0.94      $ 0.44        (53.2)

Cash flow data:
Cash provided by operating activities               $2,434      $2,340         (3.9)          $6,361     $ 6,533           2.7
Cash used for investing activities                $(2,695)    $(1,101)        (59.1)        $(5,384)    $(1,191)        (77.9)
Cash provided by (used for) financing
    activities                                       $ 457    $(1,031)           N/M        $(1,184)    $(3,884)           N/M

Other:
Capital Expenditures                               $ 1,367       $ 835        (38.9)         $ 4,724     $ 2,863        (39.4)
Effective tax rate                                   87.7%       33.8%     -5390 bps           38.0%       41.8%      +380 bps
Average debt balances:
   Short-term debt                                  $6,434     $ 5,122        (20.4)          $6,332     $ 5,006        (20.9)
   Long-term debt                                  $13,123    $ 12,537         (4.5)         $13,172    $ 13,654           3.7
     Total average debt balance                    $19,557    $ 17,659         (9.7)         $19,504    $ 18,660         (4.3)


*  Not meaningful

-----------------------------------------------------------------------------
Overview of consolidated results of operations
-----------------------------------------------------------------------------

The following events impacted operating revenues and expenses during the nine months ended September 30:

                                                     Impact on Revenues and
                                                           Expenses -
                                                       Increase (Decrease)
                                                 ------------------------------
                                                 ---------------- -------------
                                                    Operating       Operating
                                                    Revenues         Expense
2001
Postretirement benefit expense
 for former wireless employees ...............      $      --           $  72
Adjustment to ISP accrual .....................            --             143
                                                    $      --           $ 215


2002
Domestic advertising and publishing
 unbilled receivable adjustment ..............      $     (163)         $  --
Workforce reduction ...........................             --            551
Refund of customer late fees in Florida ...........       (108)            --
Service curtailments and asset impairments ....             --            134
                                                    $     (271)         $ 685


Postretirement benefit expense for former wireless employees - The amount shown represents expense for changes in postretirement medical benefit obligations for the wireless employees that were transitioned to Cingular.

Adjustment to ISP accrual -- Represents the adjustment of the accrual for prior claims from competitive local exchange carriers regarding reciprocal compensation for ISP traffic.

Domestic advertising and publishing unbilled receivable adjustment - During first quarter 2002, we determined that the unbilled receivable balance was overstated. As a result, we recorded a reduction to advertising and publishing revenues.

Workforce reduction -- The amount shown represents the expense to reduce our workforce by approximately 5,000 positions. We are eliminating these positions in an effort to reduce operating costs in response to a slow economy, increased competition and regulatory pricing pressures.

Refund of customer late fees in Florida - Represents a reduction in revenues of $108 related to a one-time refund of late fees to affected customers in Florida in the third quarter of 2002.

Service curtailments and asset impairments - Represents charges related to the decision to eliminate sales of certain services: wholesale long distance, e-business services, multi-media Internet exchange and public communications (pay phones). Charges relate to asset impairments, early termination penalties on contracts and leases, and severance for affected employees.

Operating Revenues

Operating revenues decreased $579 in third quarter 2002 and $1,169 for the year-to-date period as compared to the same periods in 2001. Excluding the impact of the items in the table above, revenues decreased $471 in the third quarter and $898 for the year-to-date period as compared to the same periods in 2001. The remaining decreases reflect:


o A decline in communications group revenues due to declines in local voice revenues driven by retail line losses, including 241 thousand lines to competitors using UNE-P lines during the quarter and 854 thousand since September 30, 2001; and slowing data revenue growth reflecting continued weak demand in the enterprise market and the telecommunications industry. Revenue growth was also impacted by product substitution and, to a lesser degree, by the discontinuation of our payphone business and lower collocation rents from competitors. These decreases were offset by growth in DSL and long distance revenues and, to a lesser degree, in calling features and the impact of SAB 101.

o A decline in revenues at the Latin America group. Revenues in this segment were negatively impacted by the effect of foreign currency exchange rates.

o A decline in revenues in third quarter and in the year-to-date period from the domestic advertising and publishing group driven by the standardization of the timing of directory publishing schedules.

o A decrease in other revenues for the third quarter and year-to-date period due to the loss of wireless handset captive insurance revenues.

Operating Expenses


Total operating expenses increased $38 during the third quarter 2002 and decreased $54 for the year-to-date period as compared to the same periods in 2001. Excluding the impact of the items in the table above, total operating expenses decreased $290 during the third quarter 2002 and decreased $524 for the year-to-date period as compared to the same periods in 2001.


o Operational and support expenses increased $55 during the third quarter 2002 and decreased $8 in the year-to-date period 2002. Excluding the impact of the items in the table above, operational and support expenses decreased $273 for the third quarter 2002 and decreased $478 for the year-to-date as compared to the same periods in 2001.


    o Decreases in expenses of $89 in the Communications Group in the third quarter 2002 and increases in the year-to-date period of $49 reflect decreases in salary and wage expenses, decreases in contract services, offset to some extent by increases in employee benefit related costs and increases due to the impact of SAB 101. The year-to-date results also reflect an increase in uncollectibles and increases in our wholesale long distance business generating a net increase in communications group operating expenses for the year-to-date compared to the prior year.

    o Expenses in the Latin America segment decreased in the third quarter 2002 and for the year-to-date period driven primarily by changes in foreign currency exchange rates and to a lesser extent reduced acquisition and overhead costs.

    o Increase in uncollectible expense at our Domestic Advertising and Publishing operations.

o Depreciation and amortization decreased $17 in third quarter 2002 and $46 in the year-to-date period. These decreases are due to a decline in expenses in the Latin America segment for third quarter 2002 and for the year-to-date period, reflecting the effect of foreign currency exchange rates, the cessation of amortization of goodwill due to the adoption of SFAS No. 142 and revisions to depreciation at the Colombian operations, which resulted in lower depreciation expense in first quarter 2002. The decreases were partially offset by increases at the communications group reflecting additional deployment of capitalized software and investment in the network.

Interest expense


Interest expense decreased $13 during third quarter 2002 and $102 for the year-to-date period as compared to the same periods in 2001. Declines were the result of both lower short-term interest rates and lower average principal amounts outstanding on short-term and long-term borrowings.


Gain on sale of operations


The third quarter of 2001 includes a gain of $24 related to the sale of our 24.5% ownership interest in SkyCell Communications, a wireless communications provider in India.


Gain on sale of operations for year-to-date 2002 includes a gain of $1,335 related to the conversion of our ownership interest in E-Plus and a loss of $17 associated with the disposal of one of our Brazilian advertising and publishing companies.


Net earnings of equity affiliates


Earnings from our unconsolidated businesses decreased $53 in third quarter 2002 and increased $98 for the year-to-date period compared to the same periods in 2001. The third quarter decrease is mainly attributable to decreases in equity in earnings from Cingular of $97 offset by a decrease in losses from our Brazil equity investments of $44. The year-to-date increase of $98 is primarily attributable to a decrease in Brazil equity investment losses of $183 and a decrease in our former Germany equity investment losses of $44, offset by decreases in Cingular equity earnings of $142. The decreases in Brazil losses for the quarter and the year-to-date reflect the cessation of recording losses for our investment in BCP.


Other income (expense), net

Other income (expense), net includes interest income, gains (losses) on disposition of assets, gains (losses) on the sale and impairments of investments and miscellaneous nonoperating income.

The quarter over quarter increase of $1,616 is primarily driven by a $1,644 impact resulting from losses on sales and impairments on the investments noted in the table below, partially offset by the $37 of expenses related to the early extinguishment of long-term debt in third quarter 2002.

Included in the year-over-year increase of $952 is a $1,383 impact resulting from losses on sales and impairments on the investments noted in the table below and an $85 increase in minority interests at our Latin American operations. These increases were partially offset by $383 of expense in first quarter 2002 from the recognition of an impairment on shareholder loans to our Brazilian equity investments; $62 for an impairment of our investment in BellSouth Guatemala in second quarter 2002; and $40 of expense related to the extinguishment of long-term debt in second and third quarter of 2002.



                                               For the Three Months                   For the Nine Months
Investment Sales and Impairments                Ended September 30,                   Ended September 30,
--------------------------------                -------------------                   -------------------
                                                 2001          2002       Change       2001         2002        Change
                                                 ----          ----       ------       ----         ----        ------
Losses (Gains) on Sales:
       Qwest ..............................           $ 78       $  --        $ 78        $ 131        $ 129       $   2
        TCO  ..............................             --          --          --           --         (22)          22
Impairments:
       Qwest ..............................          1,286          --       1,286        1,286          207       1,079
        TCO  ..............................            138          --         138          138           --         138
        Crown Castle ......................             86          --          86           86           --          86
        Other .............................             56          --          56           56           --          56
        Total..............................        $ 1,644        $ --     $ 1,644      $ 1,697        $314      $ 1,383


Foreign currency transaction losses


Foreign currency transaction losses of consolidated subsidiaries, which relate primarily to U.S. dollar denominated debt in Latin America, decreased $10 for the third quarter and increased $571 for the year-to-date period, compared to comparable periods in 2001. The majority of the losses in 2002 were driven by the devaluation of the Argentinean peso.


Provision for income taxes


The effective tax rate was 33.8% in third quarter 2002 and 41.8% for year-to-date 2002 compared to 87.7% and 38.0% in the prior year comparable periods, respectively. The current quarter effective rate includes an income tax benefit of $33 related to the recognition of a deferred tax asset for the excess of our tax basis over book basis in our Brazilian Yellow Page operation because it became evident that this temporary difference between tax and book basis would reverse in the foreseeable future based on current plans to exit or sell these operations. In addition, the current quarter also includes income tax benefits of $25 related to inflation adjustments deductible for Venezuelan tax purposes.


The decrease in the effective rate in the current quarter compared to third quarter 2001 is attributable to the lower pre tax income in third quarter 2001 due to substantial investment write downs. The increase in the year-to-date effective tax rate compared to 2001 was driven by the recording of a 100% foreign tax valuation allowance, deferring recognition of the tax benefits generated by losses at our operations in Argentina. The valuation allowance is necessary due to the lack of clarity in the tax law and potentially limited tax carry-forward period.


Cumulative effect of change in accounting principle


This amount reflects a one-time charge related to the adoption of new accounting rules for goodwill, known as Statement of Financial Accounting Standard No. 142 (SFAS No. 142). The non-cash charge reduced the value of goodwill on the company's balance sheet by approximately $1.3 billion. The effect of SFAS No. 142 was recorded as a cumulative effect of accounting change as of January 1, 2002 to BellSouth's first quarter 2002 results. See note B to our consolidated financial statements for further discussion.




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

Management evaluates the performance of each business unit based on net income, exclusive of internal charges for use of intellectual property and adjustments for unusual items that may arise. Unusual items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. In addition, when changes in our business affect the comparability of current versus historical results, we will adjust the related segment's historical operating information to reflect the current business structure. See Note K to the consolidated financial statements for a reconciliation of segment results to the consolidated financial information.

The following discussion highlights our performance in the context of these segments. For a more complete understanding of our industry, the drivers of our business, and our current period results, you should read this discussion in conjunction with our consolidated financial statements, including the related notes.
-------------------------------------------------------------------------

Communications Group
-------------------------------------------------------------------------

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


                                                      For the Three Months                  For the Nine Months
                                                       Ended September 30,       %          Ended September 30,       %
                                                      ----------------------               -----------------------
                                                         2001       2002      Change         2001        2002      Change
----------------------------------------------------- ----------- ---------- ---------- -- ---------- ----------- ----------
Results of Operations
Segment Operating revenues:
   Local service                                         $ 2,991    $ 2,893      (3.3)       $ 8,841     $ 8,773      (0.8)
   Network access                                          1,252      1,154      (7.8)         3,711       3,541      (4.6)
   Long distance                                             192        234       21.9           538         652       21.2
   Other communications                                      357        334      (6.4)         1,158       1,002     (13.5)
                                                             ---        ---                    -----       -----
       Total segment operating revenues                    4,792      4,615      (3.7)        14,248      13,968      (2.0)
Segment operating expenses:
   Operational and support expenses                        2,424      2,335      (3.7)         6,951       7,000        0.7
   Depreciation and amortization                           1,014      1,026        1.2         3,003       3,064        2.0
                                                           -----      -----                    -----       -----
       Total segment operating expenses                    3,438      3,361      (2.2)         9,954      10,064        1.1
Segment operating income                                   1,354      1,254      (7.4)         4,294       3,904      (9.1)
Segment net income                                    $      766      $ 709      (7.4)       $ 2,440     $ 2,208      (9.5)


Key Indicators
Access line counts (000's):
   Access lines: (1)
      Residential retail                                                                      16,417      15,482      (5.7)
      Residential wholesale                                                                      656       1,159       76.7
      Business retail                                                                          7,728       7,371      (4.6)
      Business wholesale                                                                         556         694       24.8
      Other                                                                                      218         188     (13.8)
        Total access lines                                                                    25,575      24,894      (2.7)
   Access line equivalents (2)                                                                36,796      44,132       19.9
        Total equivalent access lines                                                         62,371      69,026       10.7
Resale lines (1)                                                                                 707         494     (30.1)
UNE Combo (1)                                                                                    515       1,382      168.3
UNE-L (1)                                                                                        401         385      (4.0)
        Total Resale lines and UNEs (000's)                                                    1,623       2,261       39.3
DSL customers                                                                                    463         924       99.6
Access minutes of use (millions)                          26,922     24,591      (8.7)        83,338      75,247      (9.7)
Toll messages (millions)                                     109         98     (10.1)           331         291     (12.1)
Digital and data services revenues                        $1,079     $1,065      (1.3)        $3,061     $ 3,244        6.0
Calling feature revenues                                   $ 576       $596        3.5        $1,712     $ 1,777        3.8
Capital expenditures                                      $1,138       $737     (35.2)        $4,032     $ 2,577     (36.1)



 (1) Access lines includes an adjustment to convert ISDN lines to a switched access line basis for comparability. (2) Access line equivalents represent a conversion of non-switched data circuits to a switched access line basis and are presented for comparability purposes. Equivalents are calculated by converting high-speed/high-capacity data circuits to the equivalent of a switched access line based on transport capacity. While the revenues generated by access line equivalents have a directional relationship with these counts, growth rates cannot be compared on an equivalent basis.




Segment operating revenues

Local Service
Local service revenues decreased $98 in the third quarter 2002 and $68 for the year-to-date period when compared to the same periods in 2001. Loss of retail access lines, competitive pressures on pricing and declines in data revenues were the primary drivers of the decreases in revenues. The impact of SAB 101 revenue deferrals increased revenues $19 in the third quarter and $108 in the year-to-date period. These increases were offset by corresponding increases in expenses.

Total residential and business access lines decreased 2.5% and 2.6% respectively since September 30, 2001. The declines are being driven by soft economic conditions, technology substitution through wireless and broadband and, to a lesser extent, facilities-based competition. Since September 30, 2001, retail residential and business access lines were down 5.7% and 4.6%, respectively, while wholesale residential and business access lines increased 76.7% and 24.8%, respectively. The shift in mix of access lines from retail to wholesale is being driven primarily by regulatory pricing and competitors who benefit from such pricing.

Competitors primarily utilize our local network under two methods: resale and through the use of UNE platform. Lines provided on a resale basis include all of the components necessary for a wholesale customer to provide complete service delivery to an end-user. UNEs represent components of our network that wholesale customers may combine with components of their own networks, or with other UNEs purchased from us (referred to as UNE Platform or UNE-P) to allow complete service delivery to an end-user. Wholesale UNE prices are based on a forward-looking cost model and the premise of a most efficient network design. Because the pricing is not based on historical cost, certain costs that exist in today's network are omitted from the calculations. The impact of competitors' use of UNEs and the UNE platform on us is two-fold in that it results in lower revenue per access line and has a detrimental impact on our margins as we retain the majority of the costs to maintain and service the access line. The impact is amplified due to competitors' fashioning service bundles that target high revenue customers. Under the legacy framework of state PSC-mandated subsidies, business rates are artificially higher in order to subsidize lower residence and rural rates. In addition, revenues from non-UNE sources such as switching and calling features as well as complimentary services such as inside wire maintenance, operator services, directory assistance, are lost to UNE-P provisioned lines.

During the third quarter of 2002, we added 241 thousand UNE-P lines, bringing total lines served via UNE-P to 1.4 million. At September 30, 2002, we provided
2.2 million wholesale lines to competitors, on both a resale and UNE basis. As state public service commissions lower UNE rates, competitors have increasingly switched from a resale model to the UNE Platform due to the higher discounts.

Revenues from optional calling features such as caller ID, call waiting, call return and voicemail service increased $20, or 3.5%, during third quarter 2002 and $65, or 3.8%, for the year-to-date period when compared to the same periods in 2001. These increases were driven by growth in calling feature usage through our Complete Choice(R) Package, a one-price bundled offering of over 20 calling features. With 5.9 million packages, Complete Choice(R) has penetrated 35% of residential access lines. During the quarter, we introduced BellSouth Answers, a package that combines the Complete Choice calling plan with Cingular Wireless service and, where available, BellSouth Long Distance. We ended the quarter with nearly one million Answers packages in service.

Data services revenues decreased 1.3% during the third quarter and increased 6.0% for the year-to-date period. The third quarter decrease was due to weak sales of wholesale data transport services to other communications providers. Wholesale data revenues represented about 55% of total data services revenues while retail services such as DSL, ISDN, Frame Relay, Lightgate, and Smartring account for the remaining 45%. During the quarter, DSL revenues of $111 were up $35 from the third quarter 2001 as we increased our subscriber base. During the third quarter of 2002, we added 121 thousand DSL subscribers.

Network access
Network access revenues decreased $98 in the third quarter of 2002 when compared to the same 2001 period, and $170 year over year. Switched access revenues, including intrastate, declined $63 in the third quarter and $183 for the year-to-date period resulting from a 8.7% decrease quarter over quarter and 9.7% decrease year over year in access minutes-of-use volumes and a shift in the basis of wholesale line sales from resale to UNEs, which do not provide switched access revenues. These volumes continue to be negatively impacted by migration of minutes to dedicated digital and data services offerings which are fixed-charge based rather than minute-of-use based, competition from competitive local exchange carriers whose traffic completely bypasses our network, and the effect of alternative services such as wireless and Internet e-mail. Revenues from dedicated high-capacity data line offerings declined approximately $26 quarter over quarter due to special access rate decreases effective July 2002, but increased $35 year over year as high-capacity users increased their use of our network.

Long distance
Long distance revenues increased $42 quarter-over-quarter and $114 for the year-to-date period. Increases include strong growth of $31 quarter-over-quarter and $139 year-over-year in wholesale long distance, including sales to Cingular, and a $13 increase for the quarter and the year associated with the launch of retail interLATA services in Georgia and Louisiana. These increases were partially offset by $3 of losses quarter over quarter and $38 of losses year over year in intraLATA toll revenues as toll messages declined 10.1% for the quarter and 12.1% for the year. Growth rates for the year-to-date period were negatively impacted by favorable 2001 settlements. Growth in wholesale long distance was driven by increased sales to second and third tier long distance carriers and higher volumes related to Cingular driven by proliferation of wireless long distance plans. IntraLATA toll losses are driven by the expansion of our local calling areas and the increased demand for Area Plus services, which are included in local service. During the third quarter 2002, we decided to eliminate sales of certain products within the wholesale long distance portfolio. This will result in a decline in wholesale long distance revenues over the next year.

During the third quarter 2002, we obtained the right to provide interLATA services in North Carolina, South Carolina, Kentucky, Alabama and Mississippi. While this did not significantly impact reported amounts for the third quarter 2002, we expect increases in future periods.

Other communications
Other communications revenue decreased $23 during third quarter 2002 and $156 for the year-to-date period. Reductions in payphone and collocation rent were the primary drivers of the decrease. BellSouth continues to transition out of the payphone business and will completely exit by year-end 2003.

Segment operating expenses

Operational and support expenses
Work force reductions and lower overtime for network repair and maintenance activity contributed to decreased salary and wage expense of $91 in the third quarter 2002 and $191 in the year-to-date 2002 period. Other employee-related expenses such as travel and employee training decreased $6 in the third quarter and $61 for the year-to-date period. Contract services declined $40 in the third quarter and $84 for the year-to-date period due in part to our completion of OSS design and testing to obtain approval to enter into the long distance market. Materials costs decreased $2 and $82 for the third quarter and year-to-date periods, respectively, in response to lower demand and operational efficiencies. Costs related to sales of customer premise equipment (CPE) and our payphone business were lower in both periods as we de-emphasized sales of CPE and continued transition out of the payphone business.

These cost reductions were offset by an increase in employee benefit costs which were up as pension income, net of postretirement benefit costs, was $17 lower in the third quarter and $67 lower for the year-to-date period. Medical and prescription drug claim costs also contributed to this increase. Uncollectible revenue expense increased $5 in the third quarter and $132 year-over-year due to bankruptcies of telecom sector wholesale customers and weak economic conditions. Also contributing were increased expenses associated with higher volumes in the wholesale long distance business, which were flat in the third quarter compared to prior year, but $70 higher for the year-to-date 2002 period compared to the same period in prior year. The declining growth in wholesale long distance expenses is attributable to our decision to exit certain wholesale long distance services.

The impact of SAB 101 expense deferrals increased expenses $19 in the third quarter and $108 in the year-to-date period. These increases were offset by corresponding increases in revenues.

Depreciation and amortization
Depreciation and amortization expense increased $12 during third quarter 2002 and $61 for the year-to-date period when compared to the same periods in 2001. The increases are primarily attributable to increased amortization expense associated with higher levels of capitalized software partially offset by lower depreciation expense due to declines in the overall composite depreciation rate.

Segment income and adjustments to segment results

Segment income decreased by $57, or 7.4%, from third quarter 2001 to third quarter 2002 and decreased $232, or 9.5%, from year-to-date 2001 to year-to-date 2002 primarily as a result of the after-tax impact of operating revenue and operating expenses described above. Special items which were excluded from this segment's results consisted of the following: in 2001, special items of $(88) for the year-to-date period related to reciprocal compensation; for 2002, special items of $(304) for the third quarter and $(386) for the year-to-date period related to restructuring costs, costs associated with the early extinguishment of debt, costs associated with service curtailments and asset impairments and refund of customer late fees in Florida.

-----------------------------------------------------------------------------
Domestic Wireless
-----------------------------------------------------------------------------

During fourth quarter 2000, we contributed our domestic wireless operations to a joint venture with SBC Communications, forming the second largest wireless carrier, in terms of subscribers, in the U.S., Cingular. We own an approximate 40% economic interest in the venture and share control with SBC. We account for the investment under the equity method. For management purposes, we evaluate our domestic wireless segment based on our pro rata share, measured by equity ownership, of Cingular's results. Accordingly, results for our domestic wireless segment reflect our 40% proportionate share of each individual line item of Cingular's income statement for the period subsequent to formation of the venture.

Because we exercise significant influence over the financial and operating policies of Cingular, we use the equity method of accounting for this investment. Under the equity method of accounting, we record our proportionate share of Cingular's earnings in our consolidated statements of income. These earnings are included in the caption "Net earnings (losses) of equity affiliates."


-------------------------------------------------- ----------------------- ------------ ----------------------- -----------
                                                    For the Three Months                 For the Nine Months
                                                    Ended September 30,         %        Ended September 30,        %
                                                   -----------------------              -----------------------
                                                      2001        2002       Change        2001        2002       Change
-------------------------------------------------- ----------- ----------- ------------ ----------- ----------- ------------
Segment operating revenues:
   Service revenues                                    $1,365      $1,409          3.2      $3,882      $4,133          6.5
   Equipment revenues                                     100         102          2.0         307         295        (3.9)
                                                          ---         ---                      ---         ---
      Total segment operating revenues                  1,465       1,511          3.1       4,189       4,428          5.7

Segment operating expenses:
   Operational and support expenses                       975       1,074         10.2       2,821       3,073          8.9
   Depreciation and amortization                          199         190        (4.5)         569         553        (2.9)
                                                          ---         ---                      ---         ---
       Total segment operating expenses                 1,174       1,264          7.7       3,390       3,626          7.0
Segment operating income                                  291         247       (15.1)         799         802          0.4
Segment net income                                       $128        $ 68       (46.9)        $345        $259       (24.9)


Customers (000s) (Cellular / PCS)                       8,512       8,830          3.7
Average monthly revenue per customer                     $ 53        $ 52        (1.9)        $ 52        $ 52          0.0


Segment operating revenues
Although total customers increased 3.7 percent since September 2001, the growth rate is down from 7.8 percent in the period ended June 2002. The slower rate of growth reflects the economic slowdown, increasing competition, and continued erosion in Cingular's prepaid and reseller customer bases. It also reflects Cingular's strategies to focus on acquiring higher quality non-reseller postpaid customers, which historically contribute to higher subscriber average revenue per customer and lower churn, and selectively holding or raising prices to protect margins.

Segment operating revenues grew $46 during third quarter 2002 and $239 for the year-to-date period when compared to the same 2001 periods. Revenue growth includes service revenue increases of $44 in the third quarter 2002 and $251 year-to-date when compared to the same 2001 periods and equipment revenue increase of $2 and decrease of $12 when compared to the same 2001 periods.

Service revenue increases were primarily a result of higher local service revenues associated with growth in the customer base and the adoption of new rate plans that offer larger numbers of included minutes and bundling of roaming and long distance offerings. Although service revenues increased for the quarter and year-to-date, the growth rate continues to decline. This decline reflects economic slowdown, higher penetration levels and increasing competition in all markets. Also included in the service revenue growth was revenue derived from the first quarter 2002 addition of a wireless handset captive insurance subsidiary, which generated local service revenue rather than equipment revenue. These insurance fees contributed $16 to the increase for the quarter and $46 to the increase for the year. These increases were offset by declines in roaming and long distance revenues reflecting the migration of customers to the new national plans. Roaming revenues derived from the provision of access to customers of competitors declined as competitors continue to build out their networks, reducing the need for their customers to roam on Cingular's network.

Equipment revenues increased $2 in the third quarter 2002 and decreased $12 for the year-to-date period when compared to the same periods in 2001. The third quarter increase resulted from a 3.7% increase in non-reseller gross customer additions and increased purchases by national retailers, offset by a decrease in handset revenues related to the new handset insurance program. The year-to-date decline occurred due to the 2002 treatment of handset revenues more than offsetting the 2.9% annual increase in non-reseller gross customer additions.

Segment operating expenses

Operational and support expenses
Operational and support expenses increased $99 during third quarter 2002 and $252 for the year-to-date period when compared to the same 2001 periods. Cingular's expense growth was driven by increased service costs of $57 during the third quarter and $144 for the year-to-date period when compared to the same 2001 periods resulting from a rise in minutes of use, higher roaming and long distance costs driven by customer movement toward all-inclusive rate plans which include more minutes, free long distance calling, and free roaming. Also impacting expense growth for the third quarter were selling, general and administrative costs which increased $48 during the third quarter and $131 for the year-to-date period when compared to the same 2001 periods. These increases were attributable to higher residual and upgrade commissions, higher billing and system development costs and costs associated with the launch of service in New York City. The quarter was also impacted by an increase in uncollectible expense and restructuring related severance costs. Slightly offsetting these increases were declines in branding expenses associated with the introduction of the Cingular brand name last year and lower interconnection costs and efficiencies attributable to greater digital usage.

Depreciation and amortization
Depreciation and amortization decreased $9 during third quarter 2002 and $16 year-to-date 2002, when compared to the same 2001 periods. Depreciation expense increased $18 during third quarter 2002 and $49 for the year-to-date period when compared to the same 2001 periods. Increased depreciation expense associated with new capital assets was partially offset by a reduction in depreciation expense associated with assets contributed to Cingular's network infrastructure venture with T-Mobile. This depreciation expense is now reflected as a component of equity in net loss of affiliates. Amortization expense declined $27 quarter over quarter and $65 year over year as a result of the cessation of amortization of licenses and goodwill due to the implementation of SFAS No. 142.

Segment income and adjustments to segment results

Segment income decreased by $60, or (46.9%), from third quarter 2001 to third quarter 2002 and decreased by $86, or (24.9%), from year-to-date 2001 to year-to-date 2002 primarily as a result of the after-tax impact of operating revenue and operating expenses described above. Special items that were excluded from this segment's results consisted of the following: in year-to-date 2001, special items of $(47) related to pension and postretirement losses; in year-to-date 2002, special items of $(8) related to impairment losses under SFAS No. 142.

-------------------------------------------------------------------------------
Latin America
-------------------------------------------------------------------------------

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



-------------------------------------------------- ----------------------- ------------ -- ----------------------- ---------
                                                    For the Three Months                    For the Nine Months
                                                    Ended September 30,         %           Ended September 30,       %
                                                   -----------------------                 -----------------------

                                                      2001        2002       Change           2001        2002      Change
Segment operating revenues:
   Service revenues                                      $591        $404       (31.6)        $ 1,862     $ 1,431    (23.1)
   Equipment revenues                                      91          78       (14.3)            327         286    (12.5)
   Advertising and publishing revenues                     34          13       (61.8)             58          35    (39.7)
                                                           --          --                          --          --
       Total segment operating revenues                   716         495       (30.9)          2,247       1,752    (22.0)

Segment operating expenses:
   Operational and support expenses                       492         326       (33.7)          1,627       1,204    (26.0)
   Depreciation and amortization                          138         106       (23.2)            447         342    (23.5)
                                                          ---         ---                         ---         ---
       Total segment operating expenses                   630         432       (31.4)          2,074       1,546    (25.5)
Segment operating income                                   86          63       (26.7)            173         206      19.1
Net losses of equity affiliates                            (2)         (6)         N/M*           (22)        (13)       N/M
Segment net income (loss)                                 $ 3        $ 54          N/M          $ (67)       $ 72       N/M


Customers (000s)                                        8,092       7,913        (2.2)
Average monthly revenue per customer (a)                  $24         $17       (29.2)           $ 26        $ 20    (23.1)


*  Not Meaningful

(a)......The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.




Segment operating revenues

Segment operating revenues decreased $221 compared to third quarter 2001 and $495 compared to year-to-date 2001 due to the continued weakening of our Latin American operations' local currencies against the U.S. Dollar. Significant economic challenges continue in Argentina and Venezuela, two of BellSouth's largest Latin American markets. The currency devaluations that began during the first quarter continued to worsen in the second and third quarters. At the end of the third quarter reporting period, the Argentine Peso had devalued approximately 72 percent relative to the U.S. dollar and the Venezuelan Bolivar had depreciated approximately 47 percent since the beginning of 2002. We are attempting to mitigate these negative currency impacts through price increases.

The decreases in Argentina and Venezuela were partially offset by increases in service revenues totaling $26 for the third quarter and $96 year-to-date at our operations in Colombia and Ecuador, attributable to growth in the customer bases of those operations. Revenues from complementary business ventures in Venezuela, primarily wholesale long distance voice, data access and transport and Internet access also declined slightly in third quarter 2002 and increased $61 in the year-to-date period.

Segment operating expenses

Operational and support expenses
Operational and support expenses in the Latin America segment decreased $166 in the third quarter 2002 and $423 for the year-to-date period driven primarily by changes in foreign currency exchange rates. Reductions in expenses are also being driven by lower customer acquisition costs and targeted reductions in administrative costs through headcount reductions.

Depreciation and amortization
Depreciation expense decreased $26 quarter over quarter and $52 year over year as a result of currency devaluations. Amortization expense decreased $6 quarter over quarter and $53 year over year as a result of the cessation of amortization of goodwill due to the adoption of SFAS No. 142.

Net losses of equity affiliates

Net losses from our Latin America equity affiliates declined $4 to $(6) in third quarter 2002 and improved $9 to $(13) for the year-to-date period. The year-to-date increase is primarily due to the cessation of recording losses for our investment in BCP.

Segment income and adjustments to segment results

Segment income increased by $51 from third quarter 2001 to third quarter 2002 and increased by $139 from year-to-date 2001 to year-to-date 2002 primarily as a result of declining interest expense and favorable income tax benefits, partially offset by the after-tax impact of operating revenue and operating expenses described above. Approximately $33 of the income tax benefit relates to recognition of a deferred tax asset for the excess of our tax basis over book basis in our Brazilian Yellow Page operation because it became evident that this temporary difference would reverse in the foreseeable future. In addition, the current quarter includes income tax benefits of $25 related to inflation adjustments deductible for Venezuelan tax purposes. Special items which were excluded from this segment's results consisted of the following: in third quarter 2001, special items of $(164) related to foreign currency transaction losses and asset impairments; in year-to-date 2001, special items of $(319) related to foreign currency transaction losses and asset impairments; in third quarter 2002, special items of $(14) related to foreign currency transaction losses and severance costs; and in year-to-date 2002, special items of $(2,179) related to impairment losses under SFAS No. 142, foreign currency transaction losses, Brazil loan impairment, Guatemala impairment and severance costs.

------------------------------------------------------------------------------
Domestic Advertising and Publishing
------------------------------------------------------------------------------

Our domestic advertising and publishing segment is comprised of companies in the U.S. that publish, print, sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic product offerings.



-------------------------------------------------- ----------------------- ------------ -- ----------------------- ---------
                                                    For the Three Months                    For the Nine Months
                                                    Ended September 30,         %           Ended September 30,       %
                                                   -----------------------                 -----------------------
                                                      2001        2002       Change           2001        2002      Change
-------------------------------------------------- ----------- ----------- ------------ -- ----------- ----------- ---------

Segment operating revenues                              $ 496       $ 464        (6.5)         $1,376      $1,390       1.0
Segment operating expenses:
   Operational and support expenses                       232         262         12.9            677         763      12.7
   Depreciation and amortization                            7           6       (14.3)             20          20       0.0
                                                           --          --                          --          --
        Total segment operating expenses                  239         268         12.1            697         783      12.3
Segment operating income                                  257         196       (23.7)            679         607    (10.6)
Segment net income                                      $ 158       $ 118       (25.3)          $ 414       $ 368    (11.1)




Segment operating revenues

Revenues decreased $32 during third quarter 2002 and increased $14 for the year-to-date period when compared to the same periods in 2001. Approximately $16 of the third quarter reduction and $6 of the year-to-date increase is related to a 2002 initiative to align effective bill dates, which drives revenue recognition, to the end of the fiscal month for all directories versus the prior practice of recording revenue on the day of the month that the directory is distributed. The impact of the alignment will cause year over year timing differences on a quarterly basis, but will not have an impact on full year results. Absent these factors and related reserve adjustments, revenues for the segment would have decreased 1% for both the quarter and the year-to-date periods. Negative growth is attributable to continued weak economic conditions.

Segment operating expenses

Operational and support expenses increased $30 in third quarter 2002 and $86 for the year-to-date period. This increase is primarily due to higher uncollectible expense of $38 for the third quarter and $110 for the year-to-date, partially offset by lower printing and distribution costs.

Segment income and adjustments to segment results

Segment income decreased by $40, or (25.3%), from third quarter 2001 to third quarter 2002 and $46, or (11.1%), from year-to-date 2001 to year-to-date 2002 primarily as a result of the after-tax impact of operating revenue and operating expenses described above. Special items that were excluded from this segment's results consisted of the following: in year-to-date 2002, special items of $(104) related to an unbilled receivable adjustment, which decreased revenues by $163 in the first quarter and severance costs and employee benefits related to workforce reduction.

---------------------------------------------------------------------------
All Other Businesses
---------------------------------------------------------------------------

All other businesses primarily consist of a captive insurance subsidiary and equity investments in wireless operations in Israel, Denmark and our former operations in Germany.

-------------------------------------------------- ----------------------- ------------ -- ------------------------ ----------
                                                    For the Three Months                     For the Nine Months
                                                    Ended September 30,         %            Ended September 30,        %
                                                   -----------------------                 ------------------------
                                                      2001        2002       Change           2001         2002      Change
-------------------------------------------------- ----------- ----------- ------------ -- ------------ ----------- ----------

Segment operating revenues                               $ 35         $25       (28.6)            $102        $ 75     (26.5)
Segment operating expenses                                 29          15       (48.3)              83          45     (45.8)
Segment operating income                                    6          10         66.7              19          30       57.9
Net earnings (losses) of equity affiliates                 11          12          9.1            (18)          38        N/M
Segment net income (loss)                                $ 18        $ 16         N/M*            $(3)          57        N/M

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

Net earnings of equity affiliates increased $1 quarter over quarter and $56 year over year, attributable to the cessation of recording losses related to E-Plus subsequent to its sale during the first quarter of 2002.

Segment income and adjustments to segment results

Segment net income decreased $2 quarter over quarter and increased $60 year over year primarily as a result of the after-tax impact of operating revenue, operating expenses and net earnings of equity affiliates described above. Special items which were excluded from this segment's results consisted of the following: in year-to-date 2002, special items of $857 related to a gain on the disposition of our investment in E-Plus; and in third quarter and year-to-date 2001, special items of $19 related to a gain from the sale of our investment in SkyCell.

------------------------------------------------------------------------------
Liquidity and Financial Condition
------------------------------------------------------------------------------

Cash flows from operations are our primary source of cash for funding existing operations, capital expenditures, debt interest and principal payments, and dividend payments to shareholders. Should the need arise, however, we believe we are well positioned to raise capital in the public debt markets. At September 30, 2002, our corporate debt rating was Aa3 from Moody's Investor Service and A+ from Standard and Poor's. Our short-term credit rating at September 30, 2002 was P-1 from Moody's and A-1 from Standard and Poor's. Our commercial paper program as of September 30, 2002 was $8.0 billion, with $2.1 billion outstanding. We believe that we have ready access to the commercial paper market in the event funding in excess of our operating cash flows is needed. Furthermore, we have $2.0 billion in unused committed back-up lines of credit available in case we are unable to access the commercial paper market. The terms of each facility vary, but there are no significant covenants, commitment fees or requirements for compensating balances associated with any line of credit. We do not have any balances outstanding under any of the referenced back-up lines. We also have a registration statement on file with the SEC under which $2.3 billion of long-term debt securities could be issued. While current liabilities exceed current assets, our sources of funds -- primarily from operations and, to the extent necessary, from readily available external financing arrangements -- are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the needs of our business for the next twelve months.

The majority of our operating cash flow is generated by our Communications Group and Domestic Advertising and Publishing segments. These segments generate sufficient cash flow to both cover their operating, investing and financing needs and provide excess cash to the corporate parent for corporate uses. The Latin America group is expected to generate sufficient cash to meet its operating needs. As discussed below, however, some of the operations within this segment may experience financing needs for the purchase of additional ownership interests or to meet debt payments that will require funding from within the Group. The Domestic Wireless segment, which consists entirely of our equity investment in Cingular, does not rely on BellSouth for funding; Cingular generates sufficient cash flow to meet its operating, investing and financing needs through its own operations or through its own financing activities.

Net cash provided by (used for):
---------------------- ---------------------------- ---------- --------------
                             For the Nine Months
                             Ended September 30,
                       ---------------------------- ---------- --------------
---------------------- -------------  ------------- -------------------------
                           2001           2002            Change
                       -------------  ------------- -------------------------

Operating activities..      $ 6,361        $ 6,533     $  172          2.7 %
Investing activities..    $ (5,384)      $ (1,191)    $ 4,193       (77.9) %
Financing activities..    $ (1,184)       $(3,884)  $ (2,700)           N/M*

---------------------- -------------  ------------- ---------- --------------
* Not Meaningful

Net cash provided by operating activities
Cash generated by operations increased $172 in 2002 compared to 2001. The increase was driven primarily by positive working capital changes, offset to some extent by lower cash generated from operations attributable to negative revenue growth and margin contraction.

Net cash provided by investing activities
During 2002, we invested $2,863 related to capital expenditures to support our wireline and wireless networks, to promote the introduction of new products and services and to increase operating efficiency and productivity. Capital expenditures decreased significantly from $4,724 invested during the same period in 2001. Primary drivers of the decrease in capital spending are lower overall demand, improved asset utilization and a tighter focus on spending. Advances in technology and improved vendor pricing also contributed to the decrease. We expect capital spending levels through 2003 to remain consistent with current 2002 year-to-date levels.

Other 2002 investing activities include receipt $1,904 in proceeds from the sale of investments in KPN/E-Plus and Qwest and portions of our investment in Telecentro Oeste Celular Participacoes SA (TCO) as well as proceeds from a principal payment related to a loan to KPN. In addition, we contributed a total of $281 to equity affiliates, including $172 to Cingular and $94 to Brazil. The Cingular contribution indirectly related to income tax benefits received associated with our investment in Cingular.
We expect to fund $28 in the fourth quarter 2002 for similar reasons, but otherwise we do not anticipate any additional capital contributions to Cingular in the foreseeable future.

Net cash used for financing activities
During 2002 we reduced our short-term borrowings by $1,130 and long-term notes by $1,219. In addition, we paid dividends of $.58 per share totaling $1,088 and purchased 18.5 million shares of our common stock in the open market for approximately $490, which included $455 of cash payments and $35 of purchases that settled in October. Our debt to total capitalization ratio of 50.3% at September 30, 2002 decreased from 52.0% at December 31, 2001.

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


-------------------------------------------------------------------------------
Operating Environment and Trends of the Business
-------------------------------------------------------------------------------

Domestic Telecommunications Industry Trends

The domestic telecommunications industry continues to be negatively affected by the combination of excess capacity, reduced capital spending, technology migration and diminished investor confidence. These issues translate to reduced revenues and earnings and widespread layoffs and bankruptcies. The convergence of these factors has the potential to adversely affect the overall economy's growth and productivity in both the short and long-term.

Specifically, the regional Bell operating companies continue to be adversely affected by economic weakness, technology substitution, competition and regulatory burdens. In addition, smaller telecommunications competitors continue to declare bankruptcy at alarming rates, raising questions about the ability of the newly bankrupt companies to pay their obligations and their business models if they re-emerge from bankruptcy with significantly less leverage. Technology substitution from wireless services, DSL and cable telephony is expected to continue for the foreseeable future. Further, CLECs continue to use UNE-P as an alternative to facilities deployment, significantly reducing their costs. The widespread use of UNE-P enables competitive local exchange carriers to offer lower priced services, enabling them to gain market share. Meanwhile, the obligation to provide competitors with access to facilities under UNE-P significantly reduces the revenue and margins of the regional Bell operating companies. The FCC is considering the effects of UNE-P pricing and availability as part of its first triennial review of its policies on unbundled network elements, but no decisions are expected in the short term. We believe the ability to offer long distance services gives us product parity to influence customer retention and reacquisition but will do little to offset the reduced margin effects of UNE-P pricing.

Over the next 12 to 24 months, we expect to see continued growth in our DSL subscribers and a significant increase in our long-distance subscriber base as we launch service in our remaining seven states. We continue to increase our DSL household coverage, and expect to have broadband available to over 74% of all our eligible households by the end of 2002. We expect to receive approval from the FCC to offer long distance service in all nine states of our region by the end of 2002.

In the domestic wireless area, increasing competition and market saturation will likely cause the increase in subscribers to continue to slow in comparison to historical growth rates. It is widely anticipated that the wireless communications industry could experience further consolidation. However, it is difficult to predict how any such consolidation would affect Cingular`s financial condition.

Domestic Economic Trends

On average, the economy of the nine-state region tends to closely track the US economy. Real GDP growth for 2002 is expected to be a 2.3 percent average annual rate, increasing to 3.8 percent in 2003. Growth in the first half of the year was driven largely by consumer spending and by restocking of inventories. Business spending on plant and equipment is not expected to contribute significantly to growth until 2003. Employment in the region, which has been closely correlated with various measures of BellSouth's business performance in the past, is expected to begin to recover in the second half of 2003.

Real personal income growth in the nine-state region is expected to average 2.6 percent in 2002 and 4.6 percent in 2003. Employment is not expected to grow in 2002, but is forecast to increase 1.8 percent in 2003. Residential construction activity, which did not slump in the recession, is expected to remain at a strong pace. Housing starts are predicted to top 450 thousand in both 2002 and 2003.

Historically, our business has generally followed the timing of the cycle in the overall economy. Signs of recovery have not appeared yet and may not appear at all this year.

Other Trends in the Domestic Business

Supra Telecom, a local service provider in Florida, leases over 300 thousand access lines on a UNE and resale basis. We have been involved in numerous legal proceedings during the last two years with this customer regarding payment for services. Since January 2002, we have not recognized revenue for services rendered to this customer, as collectibility of the receivable was not probable. Receivables recorded prior to that time are completely reserved. Accordingly, there is no unrecognized financial exposure related to this customer.

Recently, as this customer has not paid for services rendered, we have taken steps to terminate services for nonpayment. On October 21, this customer's time to pay expired. To avoid disruption of service to end-users, also on October 21, we filed a petition with the Florida Public Service Commission (PSC) asking it to determine whether emergency service transition procedures should be invoked. Those procedures would require BellSouth to provide notice to Supra customers that their service would be terminated and that they should select a new service provider. Pursuant to a Florida PSC order, we began implementing the notice requirements of the procedures on October 22. We subsequently suspended the notices when Supra later filed for bankruptcy on October 23. We have asked the bankruptcy court to provide adequate assurance of payment to BellSouth for post-petition services, and we have also asked the court to dismiss the bankruptcy filing. On November 5, the bankruptcy court addressed Supra's timely payment of post-petition obligations by ruling that Supra must make weekly payments to BellSouth or be subject to expedited termination of service.


We have contractual arrangements with WorldCom, Inc. and/or its subsidiaries ("WorldCom") related to interconnection of our networks, provision of telecommunication services and purchase of WorldCom's accounts receivables in connection with a billing and collection agreement. Monthly billings to WorldCom are approximately $80 while monthly payables under the billing and collection agreement are approximately $65.

On July 21, 2002, WorldCom and certain of its subsidiary corporations filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code. The Bankruptcy Code entitles a debtor to accept or reject "executory" contracts, that is contracts where some future act remains to be done, as in the case of many of our arrangements with WorldCom. A party to a rejected contract may be entitled to damages from the debtor for breach of contract. However, such a claim would likely be an unsecured claim.

No assurance can be given that WorldCom will pay us on a timely basis, or whether WorldCom will accept, reject or request to renegotiate our existing contracts, or whether we will be successful in asserting any rights of set-off against amounts due to us from WorldCom. Should WorldCom reject certain of our contracts, the impact could be material to operating results if we are unable to substitute the revenue stream with another customer and utilize the underlying assets.

Regulatory Developments

Beginning in late 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new statute, adopted subsequent to the Commission's approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the Commission. The election became effective during August 1999. The South Carolina Consumer Advocate petitioned the Commission seeking review of the level of our earnings during the 1996 - 1998 period when we operated under the subsequently invalidated price regulation plan. The Commission voted to dismiss the petition in November 1999 and issued orders confirming the vote in February and June of 2000. In July 2000, the Consumer Advocate appealed the Commission's dismissal of the petition. If the Consumer Advocate prevails, the case could be remanded to the South Carolina PSC, which could, after considering evidence, order material refunds to customers in South Carolina. At this time, we are unable to predict the outcome of this appeal and therefore cannot determine the impact, if any, this matter may have on future earnings.

Also in 2000, the Florida Public Service Commission issued a proposed agency action stating that our change in 1999 from a late charge based on a percentage of the amounts overdue to a flat rate fee plus an interest charge violated the Florida price regulation statute and voted that approximately $65 should be refunded. We protested the decision. On August 30, 2001, the Commission issued an order adopting its proposed action. We appealed to the Florida Supreme Court and continued to bill and collect the charges subject to refund. On October 31, 2002, the Florida Supreme Court affirmed the decision of the Florida Public Service Commission. This will require a one-time refund to affected customers in Florida. Based on this decision, we recorded a reduction to revenues of $108 plus interest expense of $6 in the third quarter of 2002.

Following applications that were filed in October 2001 and refiled in February 2002, the FCC on May 15, 2002 granted our applications to provide long distance in Georgia and Louisiana. On June 20, 2002, we filed applications at the FCC to provide long distance in Alabama, Kentucky, Mississippi, North Carolina and South Carolina. On September 18, 2002, the FCC granted the application for each state. On September 20, 2002, we filed applications at the FCC to provide long distance in Florida and Tennessee. The state commission for each state had earlier endorsed our seeking such authority. On October 25, 2002, the U.S. Department of Justice recommended that the FCC approve BellSouth's application to provide long distance in Florida and Tennessee. A decision on those applications is due on or before December 19, 2002. We do not know whether future approvals will be conditioned on changes in interconnection obligations or operating systems. Any changes could result in significant additional expense or a significant increase in customer loss to CLECs.

We are involved in numerous other legal proceedings associated with state and federal regulatory matters. While complete assurance cannot be given as to the outcome of these matters, we believe that any financial impact would not be material to our results of operations, financial position or cash flows. See note N to our consolidated interim financial statements

Pension and Post-Retirement Medical Costs

The decline in equity markets in recent years coupled with record low interest rates and rising medical costs have negatively impacted companies with defined benefit pension and post retirement medical plans. These factors have decreased plan assets that are available to pay plan benefits at the same time the cost of providing the benefits has increased. We expect these declines in the market and rising medical costs will result in significantly lower net pension and post-retirement income in 2003. Although difficult to predict because of the relation to market performance, we do not anticipate any cash funding needs to meet minimum required funding thresholds.

Latin American Trends

The Latin American economies have been affected by negative economic and difficult political conditions. Much of this can be attributed to currency devaluations and sharp recessions in Argentina, Uruguay, and Venezuela and weak global demand for the region's exports. We are restricting new investment in the region and have expectations that the Latin America group can fund its financial needs from the group's operating cash flows. In addition, we do not expect to enter into additional, or increase existing, debt guarantees.

In the wake of its financial crisis, Argentina's economy is contracting sharply this year, perhaps as much as 15 percent. No recovery is in sight and the country's troubles are expected to extend into 2003 before recovery begins. Following its currency devaluation this winter, Venezuela's economy is expected to contract 5 percent in 2002. Oil and gas export revenues have helped to keep the economy afloat, but prices have fallen and there is a risk of lower prices next year. Recent political events in the country have significantly increased the downside risk to this forecast. We believe inflation rates upward of 25 percent are likely in both Argentina and Venezuela this year.

Colombia's civil war remains a drain on its economy, keeping confidence low and both money and human capital flowing out of the country. Oil exports have bolstered export revenues, but coffee prices are low and are expected to remain low next year. Real GDP growth is expected to be below 2 percent this year.

In the Latin America group companies, our overall penetration of wireless services is 4.9%. As we increase penetration into lower socio-economic groups, revenue per customer declines. We are responding to these trends by seeking new sources of revenue growth and by attempting to increase the profitability of customers from lower socio-economic groups.

BellSouth's Latin America business has three major regional competitors--America Movil, Telefonica Moviles and Telecom Italia Mobile. The incumbent wireline provider is a major competitor in most markets. It is likely that these three major players will increase their share by acquisition. We have four competitors in Argentina, three competitors in Venezuela, Chile, Peru and Guatemala and two competitors in Colombia, with a new competitor expected to enter, and one competitor in Brazil, Ecuador, Panama and Uruguay, with a new competitor expected to enter in each case, and no competitors in Nicaragua with a new competitor expected to enter.

Argentina. In Argentina, we own an equity interest in CRM, a wireless communications company. We consolidate this investment in our financial statements. In January 2002, the Argentine government announced economic reforms, including a devaluation of its national currency, the Argentine Peso. The Argentine Peso has lost over 72% of its value as compared to the U.S. Dollar since the beginning of 2002. Based on the net monetary position of CRM, we recorded foreign currency transaction losses of $672 during 2002. We are recording a 100% valuation allowance on the net operating losses, deferring recognition of the tax benefits generated by these losses due to the lack of clarity in the tax law and potentially limited tax carryforward period in Argentina.

Effective first quarter 2002 as a result of the cumulative devaluation, CRM has violated covenants or has not paid on $320 of its U.S. Dollar-denominated debt. The debt is classified as current in our consolidated September 30, 2002 balance sheet. This debt is non-recourse to BellSouth. CRM is currently working with lenders to resolve this matter. The devaluation, the resulting new laws and regulations instituted, and political issues make it difficult to anticipate the long-term impacts of the economic situation in Argentina.

Venezuela. In Venezuela, we own an equity interest in Telcel, a wireless communications company. We consolidate this investment in our financial statements. In February 2002, the Venezuelan government let the Bolivar float freely. The Bolivar has devalued approximately 47% since the beginning of our fiscal period 2002. Based on Telcel's net monetary position, we recorded foreign currency transaction gains of $89 in the third quarter of 2002. In addition, Venezuela is no longer considered a hyperinflationary economy, which resulted in a change in the functional currency from the U.S. Dollar to the Bolivar. As a result, the remeasurement of assets and liabilities is reflected as a foreign currency translation adjustment in the other comprehensive income portion of shareholders' equity.

Brazil. In March 2002, BCP, one of our Brazilian investments, defaulted on a principal payment. We continue to discuss alternatives with our principal partner and BCP's lenders. The parties have not reached any agreement to date. There can be no assurance that an agreement will be reached. In addition, BSE, another of our Brazilian investments, is experiencing difficulties in meeting its debt obligations from its operating cash flows. We are pursuing options, including the sale of these companies. There can be no assurance that an agreement with our principal partner and our lenders will be reached or that the properties will be sold. See note F to our consolidated interim financial statements for further discussion of this investment.

Foreign Risks

Our reporting currency is the U.S. Dollar. However, most of our international revenues are generated in the currencies of the countries in which we operate. In addition, many of our international operations and equity investees hold U.S. Dollar-denominated short- and long-term debt. The currencies of many Latin American countries have experienced substantial volatility and depreciation currently, as well as in the past. Declines in the value of the local currencies in which we are paid relative to the U.S. Dollar cause local currency revenues to decrease in U.S. Dollar terms and dollar-denominated liabilities to increase in local currency. Where we consider it to be economically feasible, we attempt to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts or similar instruments as a vehicle for hedging; however, a substantial amount of our exposures are unhedged.

Argentina, Uruguay and Venezuela have experienced major currency devaluations in 2002. The political situation in each country adds complexity to the economic scenario. In Argentina, the currency has devalued over 72% since the beginning of our fiscal year. Uruguay is heavily affected by the economic situation in Argentina. The Uruguayan peso has devalued by 52% within the same time period. In Venezuela, the Bolivar has devalued 47% since the beginning of our fiscal year.

The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Our ability to raise prices is limited in many instances by government regulation of tariff rates and competitive constraints. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. For the first three quarters of this year, we have recorded $637 in foreign currency transaction losses.

Economic, social and political conditions in Latin America are, in some countries, unfavorable and volatile, which have adversely affected our operations. These conditions are making it difficult for us to continue development of our business, generate revenues or achieve or sustain profitability in some countries and could have this effect throughout the region. Historically, recessions and volatility have been primarily caused by: monetary, exchange rate and/or fiscal policies; currency devaluations; significant governmental influence over many aspects of local economies; political and economic instability; unexpected changes in regulatory requirements; social unrest or violence; slow or negative economic growth; imposition of trade barriers; and wage and price controls. Our Latin American business has been materially adversely affected by the recent political and economic crises in Argentina and Brazil. Other operations in the region could be materially adversely affected if these crises spread to other Latin American countries.

Most or all of these factors have occurred at various times in the last two decades in our core Latin American markets. We have no control over these matters. Economic conditions in Latin America are generally less attractive than those in the U.S., and poor social, political and economic conditions may limit use of our services, which may adversely affect our business.

New Accounting Pronouncements

See note B to our consolidated interim financial statements.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

See the caption labeled "Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. We also have investments in certain unconsolidated entities. As we do not control or manage these entities, the disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to BellSouth (including consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

---------------------------------------------------------------------------
Cautionary Language Concerning Forward-Looking Statements
---------------------------------------------------------------------------


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


There are possible developments that could cause our actual results to differ materially from those forecast or implied in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which are current only as of the date of this filing. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

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

o continued pressures on the telecommunications industry from a financial, competitive, and regulatory perspective;

o    a decrease in the growth rate of demand for the services which we offer;

o the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;

o    our ability to succeed in the interLATA long distance market;

o significant deterioration in foreign currencies relative to the U.S. Dollar in foreign countries in which we operate, particularly Latin American countries;

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

PART II -- OTHER INFORMATION


Item 1. Legal Proceedings


On April 29, 2002 five African-American employees filed a putative class action lawsuit, captioned Gladys Jenkins et al. v. BellSouth Corporation, against the Company in the United States District Court for the Northern District of Alabama. The complaint alleges that BellSouth discriminated against current and former African-American employees with respect to compensation and promotions in violation of Title VII of the Civil Rights Act of 1964 and 42 U.S.C. Section 1981. Plaintiffs purport to bring the claims on behalf of two classes: a class of all African-American hourly workers employed by the Company at any time since April 29, 1998, and a class of all African-American salaried workers employed by the Company at any time since April 29, 1998 in management positions at or below Job Grade 59/Level C. The plaintiffs are seeking unspecified amounts of back pay, benefits, punitive damages and attorneys' fees and costs, as well as injunctive relief. At this early stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

Several individual shareholders have filed substantially identical class action lawsuits against the Company and three of its senior officers, alleging violations of the federal securities laws. The cases, captioned In re BellSouth Securities Litigation, are pending in the United States District Court for the Northern District of Georgia. The plaintiffs allege that during the period January 22, 2001 through July 19, 2002, the Company 1) overstated the unbilled receivables balance of its advertising and publishing subsidiary; 2) failed to disclose that a Florida CLEC had stopped paying money owed to the Company; and
3) understated its exposure to bad debt losses. The plaintiffs are seeking an unspecified amount of damages, as well as attorney's fees and costs. At this early stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

Three substantially identical class action lawsuits were recently filed in the United States District Court for the Northern District of Georgia against the Company, its directors, three of its senior officers, and other individuals, alleging violations of the Employee Retirement Income Security Act ("ERISA"). The plaintiffs, who seek to represent a putative class of participants and beneficiaries of the Company's 401(k) plan ("the Plan"), allege that the Company breached its fiduciary duties in violation of ERISA by, among other things, (1) failing to provide accurate information to the Plan participants and beneficiaries; (2) failing to ensure that the Plan's assets were invested properly; (3) failing to monitor the Plan's fiduciaries; and (4) failing to disregard Plan directives that the defendants knew or should have known were imprudent. The plaintiffs are seeking an unspecified amount of damages, injunctive relief, attorney's fees and costs. Certain factual allegations underlying these lawsuits are substantially similar to those in the putative securities class actions captioned In re BellSouth Securities Litigation, which are described above. At this early stage of the litigation, the likely outcome of the cases cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

A number of antitrust class action lawsuits were recently filed against the Company in federal district courts in Atlanta, Georgia and Ft. Lauderdale, Florida. The plaintiffs purport to represent putative classes consisting of all BellSouth local telephone service subscribers and/or all subscribers of competitive local exchange carriers in nine southeastern states since 1996. The plaintiffs allege that the Company engaged in unlawful anticompetitive conduct in violation of state and federal antitrust laws by, among other things, (1) denying competitors access to certain essential facilities necessary for competitors to provide local telephone service; (2) using its monopoly power in the wholesale market for local telephone service as leverage to maintain a monopoly in the retail market; and (3) failing to provide the same quality of service, access, and billing to competitors that it provides its own retail customers. The plaintiffs are seeking an unspecified amount of treble damages, injunctive relief, as well as attorney's fees and costs. At this early stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.


Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits:


     Exhibit
      Number
[GRAPHIC OMITTED]
          4a        No instrument which defines the rights of holders of our
                    long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such
                    instrument to the SEC upon request.
       10r-2        Second Amendment dated July 8, 2002 to the BellSouth
                    Corporation Trust Under Executive Benefit Plan(s).
       10s-2        Second Amendment dated July 8, 2002 to the BellSouth
                    Telecommunications, Inc. Trust Under Executive
                    Benefit Plan(s).
       10w-2        Second Amendment dated March 14, 2002 to the BellSouth
                    Retirement Savings Plan.
          11        Computation of Earnings Per Common Share.
          12        Computation of Ratio of Earnings to Fixed Charges.

(b) Reports on Form 8-K:

Date of Event              Subject

August 12, 2002            Under Item 5, Statements under Oath of Chief
                           Executive Officer and Chief Financial Officer in accordance with the SEC's June 27, 2002 Order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities Act of 1934.


August 29, 2002            Under Item 5, BellSouth Press Release updating
                           financial guidance.

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



                                      BELLSOUTH CORPORATION

                                  By /s/ W. Patrick Shannon
                                     ----------------------
                                         W. PATRICK SHANNON
                                   Vice President - Finance
                             (Principal Accounting Officer)


November 6, 2002

     CERTIFICATIONS





     I, F. Duane Ackerman, certify that:

1.   I  have  reviewed  this   quarterly   report  on  Form  10-Q  of  BellSouth
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




         Date: November 5, 2002        /s/ F. Duane Ackerman
                                       F. Duane Ackerman
                                       Chairman of the Board, Chief
                                       Executive Officer and President

     I, Ronald M. Dykes, certify that:

1.   I  have  reviewed  this   quarterly   report  on  Form  10-Q  of  BellSouth
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




         Date: November 5, 2002           /s/ Ronald M. Dykes
                                          Ronald M. Dykes
                                          Chief Financial Officer

                                  EXHIBIT INDEX

     Exhibit
     Number

     4a No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K,
          Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such instrument to the SEC upon request.

    10r-2 Second  Amendment  dated July 8, 2002 to the  BellSouth  Corporation
          Trust Under Executive Benefit Plan(s).

    10s-2 Second Amendment dated July 8, 2002 to the BellSouth
          Telecommunications, Inc. Trust Under Executive
          Benefit Plan(s).

    10w-2 Second Amendment dated March 14, 2002 to the BellSouth Retirement
          Savings Plan.

     11   Computation of Earnings Per Common Share.

     12   Computation of Ratio of Earnings to Fixed Charges.