Form 10-K
period 2002-12-31
BELLSOUTH CORP
filed 2003-02-28
CIK 732713

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
OR
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

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X    No

At January 31, 2003, 1,860,990,807 shares of Common Stock and Preferred Stock Purchase Rights were outstanding.

At June 30, 2002, the aggregate market value of the voting and non-voting common stock held by nonaffiliates was $58,987,546,506.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement dated March 12, 2003, issued in connection with the
2003 annual meeting of shareholders (Part III).

ATTACHMENT

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock (par value $1 per share) and Preferred Stock Purchase Rights	New York Stock Exchange
Debt Securities:	New York Stock Exchange
Issued by BellSouth Capital Funding Corporation(a)
7.12% Debentures due 2097
7 3/8% Quarterly Interest Bonds due 2039
Issued by BellSouth Telecommunications, Inc.
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
Ten Year 6 1/4% Notes, due May 15, 2003
Eleven Year 6 3/8% Notes, due June 15, 2004
Ten Year 6 1/2% Notes, due June 15, 2005
Thirty Year 6 3/8% Debentures, due June 1, 2028

(a)Subsequently merged with and into BellSouth Corporation.

BELLSOUTH 2002    1

*All or a portion of the referenced sections have been included in BellSouth Corporation's definitive proxy statement dated March 12, 2003 and incorporated herein by reference.

2    BELLSOUTH 2002

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

        While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

  •
  a change in economic conditions in domestic or international markets where we operate or have material investments which could affect demand for our services;
  •
  changes in US or foreign laws or regulations, or in their interpretations, which could result in the loss, or reduction in value, of our licenses, concessions or markets, or in an increase in competition, compliance costs or capital expenditures;
  •
  continued pressures on the telecommunications industry from a financial, competitive and regulatory perspective;
  •
  a continued decrease in the growth rate of demand for, and the success of our efforts to market, our services;
  •
  the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;
  •
  changes in the federal and state regulations governing the terms on which we offer wholesale services to our competitors;
  •
  our ability to successfully penetrate the interLATA long distance market;
  •
  continued significant deterioration in foreign currencies relative to the US Dollar in foreign countries in which we operate, particularly in Latin America;
  •
  the unwillingness or inability of our partners to fund our international joint ventures due to deteriorating economic conditions or other factors;
  •
  the unwillingness of banks or other lenders to lend to our international joint ventures due to deteriorating economic conditions and tightening credit standards, or to restructure existing debt, particularly in Latin America;
  •
  higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;
  •
  the outcome of pending litigation;
  •
  unanticipated higher capital spending from, or delays in, the deployment of new technologies;
  •
  the impact of terrorist attacks on our business; and
  •
  the impact and the success of the wireless joint venture with SBC Communications, Inc., known as Cingular Wireless, including marketing and product development efforts, technological changes and financial capacity.

BUSINESS

OVERVIEW

In this document, BellSouth Corporation and its subsidiaries are referred to as "we" or "BellSouth."

        We are a Fortune 100 communications services company providing local and long distance voice and data services to more than 44 million customers in the United States and 14 other countries. We provide an array of voice, broadband data and e-commerce solutions to business customers. In the residential market, we offer DSL high-speed Internet access, advanced voice features and other services. We also provide online and directory advertising services, including BellSouth®Real PagesSM.com. We own approximately 40 percent of Cingular Wireless (Cingular), the nation's second largest wireless company, which provides wireless voice and data services. With one of the largest shareholder bases in America, we have assets of $49 billion and employ approximately 77,000 individuals. Our principal executive offices are located at 1155 Peachtree Street, N.E., Atlanta, Georgia 30309-3610 (telephone number 404-249-2000). We are incorporated under the laws of the State of Georgia.

        We were incorporated and became a publicly traded company in December 1983 as a result of the breakup of the Bell System. The breakup also created several other local exchange companies, which are referred to as Baby Bells in this document. From January 1984 through February 1996, the services that we and the other Baby Bells could offer were governed by the terms of the 1982 settlement of the antitrust suit that led to the breakup of the Bell System. Under the terms of that settlement, we could provide local exchange, network access, information access (such as data transport) and long distance telecommunications services within assigned geographical territories, termed Local Access and Transport Areas (LATAs). Although prohibited from providing wireline service between LATAs, we were allowed to provide network access services that linked our customers' telephone

BELLSOUTH 2002    3

or other equipment in one of our LATAs to the transmission facilities of other, nonaffiliated carriers. This resulted in the availability of telecommunications services between LATAs.

        The Telecommunications Act of 1996 superseded the governing terms of the 1982 settlement and provided for the development of competition in local telecommunications markets and the conditions under which the Baby Bells can provide interLATA wireline telecommunications and other services. Our ability to offer the services previously proscribed to us by the terms of the 1982 settlement, including the provision of interLATA long distance services, is subject to compliance with the Telecommunications Act of 1996 and the regulations of the Federal Communications Commission (FCC). During 2002, we received FCC permission to provide interLATA long distance services in each of the nine southeastern states that we serve.

        We are subject to increasing competition in all areas of our business. Regulatory, legislative and judicial actions and technological developments have expanded the types of available services and products and the number of companies that may offer them. Increasingly, this competition is from large companies as well as small specialized companies and joint ventures that have substantial capital, technological and marketing resources and are subject to fewer regulatory constraints.

        We have four operating segments that are the focus of our business:

  •
  Communications group;
  •
  Domestic wireless;
  •
  Latin America; and
  •
  Domestic advertising and publishing.

See note L to our consolidated financial statements for financial data on each of our segments.

COMMUNICATIONS GROUP

OVERVIEW

We are the predominant telecommunications service provider in the southeastern US, serving substantial portions of the population within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications, Inc. (BST), a wholly owned subsidiary, provides wireline communications services, including local exchange, network access, intraLATA long distance services and Internet services. BellSouth Long Distance (BSLD), our long distance subsidiary, provides intraLATA and interLATA long distance services in our nine southeastern states, wholesale long distance primarily to wireless communications providers, smaller wireline telecommunications providers and unaffiliated long distance providers, and prepaid calling card services through agreements with unaffiliated long distance providers. Communications group operations generated 81% of our total operating revenues for 2002, 79% for 2001 and 70% for 2000.

        While we provide telecommunications service to the majority of the metropolitan areas in our region, there are many localities and sizable geographic areas within the region that are served by nonaffiliated telecommunications carriers. In addition, there is increasing competition for business customers and residential customers within our territory from other telecommunications carriers, including cable television operators and wireless carriers.

        We have organized our marketing efforts to parallel our major customer bases: consumer, interconnection services, large business and small business.

  Consumer. This unit serves the largest segment of the market within our region, the residential customer. While traditional local and long distance telephone service remains the core of this market, customer demands are rapidly broadening to include an expanded range of services, from convenience features such as caller ID, call forwarding and voice mail, to dial-up access to the Internet, high-speed digital subscriber lines (DSL) and video services. During 2002, the consumer unit represented 44% of Communications group revenues.

  Interconnection Services. This unit provides interconnection to our network and other related wholesale services to telecommunications carriers for use in providing services to their customers. Interconnection refers to the link between our telecommunications network and the telecommunications network of other telecommunications carriers, such as AT&T, Sprint, WorldCom and other long distance and competitive local exchange carriers. In addition to interconnection services, we provide services such as voice and data transport services. During 2002, the interconnection services unit represented 23% of Communications group revenue and generated 54% of our reported data revenues. The unit provides services to both affiliated and nonaffiliated customers in six different carrier markets: wireless service providers, competitive local exchange carriers, competitive switched and special access providers, long distance carriers, information service providers and public payphone service providers.

  Large Business. This unit provides a wide range of standard and highly specialized services and products to large and complex business customers. In addition to traditional local and long distance voice services, product and service offerings to these customers include Internet access, private networks, high-speed data equipment and transmission, conferencing and industry-specific communications arrangements for industries such as banking, healthcare and manufacturing. During 2002, the large business unit represented 19% of Communications group revenues.

  Small Business. This unit focuses on providing, in addition to traditional local and long distance voice services, advanced voice, data, Internet and networking solutions to small and medium-sized businesses. It offers a full selection of standard and customized communications services to this

4    BELLSOUTH 2002

  market. During 2002, the small business unit represented 12% of Communications group revenues.

BUSINESS STRATEGY

Our business strategy is to solidify BellSouth as the leading choice of customers in the southeast for an expanding array of voice, data and Internet services and to meet our customers' national needs through teaming or wholesale service arrangements with other companies.

        We intend to:

  •
  optimize our portfolio of retail and wholesale products and services by utilizing marketing approaches targeted to our different customer segments, by providing superior service and by offering packages of voice, data and multimedia applications through improved distribution channels and systems;
  •
  become the leading provider of local broadband/ Internet Protocol (IP) services in the southeast by transitioning our traditional voice technology to new broadband/IP platforms that support both voice and new data services and applications; and
  •
  reduce our existing cost structure by managing the utilization of existing assets and redirecting spending to focus new investment on high-growth broadband products.

BUSINESS OPERATIONS

LOCAL SERVICE

Local services provided approximately 52% of BellSouth's total operating revenues for 2002, 49% for 2001 and 44% for 2000. Local service operations provide lines from our exchange offices to customers' premises for the origination and termination of telecommunications, including the following:

  •
  basic dial-tone local telephone service provided through the regular switched network;
  •
  dedicated private line facilities for voice and special services, such as transport of data and video;
  •
  switching services for customers' internal communications through our facilities;
  •
  high-speed Internet access through DSL service;
  •
  services for data communications, which include managing and configuring special service networks; and
  •
  dedicated low- or high-capacity public or private digital networks.

        In addition, we offer various standard convenience features, such as caller ID, call waiting, call return and 3-way calling on a monthly subscription or per-use basis. Additional local service revenues are derived from charges for inside wire maintenance contracts, voice messaging services and directory assistance.

        We offer our local services on a wholesale basis to other competitive local carriers for resale to their customers. Competitors primarily utilize our local network under two methods: resale and, to a greater extent, through the use of unbundled network elements (UNEs). Lines provided on a resale basis include all of the components necessary for a wholesale customer to provide complete service delivery to an end-user. UNEs represent components of our network that wholesale customers may combine with components of their own networks, or with other UNEs purchased from us to allow complete service delivery to an end-user. See " – Regulatory Environment – Federal Regulatory Matters – FCC Interconnection Rules" for a discussion of UNE pricing. Local service revenues also include charges for permitting our competitors to set up their equipment in our facilities (referred to as collocation).

NETWORK ACCESS

Network access and interconnect services provided approximately 21% of BellSouth's total operating revenues for 2002 and 2001 and 18% for 2000. We provide network access and interconnection services by connecting the equipment and facilities of our customers with the communications networks of long distance carriers, competitive switched and special access providers, and wireless providers, including Cingular. Similarly, we provide access and interconnection services to competitive local exchange carriers so their subscribers can reach ours and vice versa. These connections are provided by linking these carriers and subscribers to our public switched network through dedicated or common services and facilities. As a result of access reform, the revenues which we derive from these services have diminished over the past several years. See " – Regulatory Environment – Federal Regulatory Matters – Access Charge Reform" for a discussion of this matter.

LONG DISTANCE

Long distance services provided approximately 4% of BellSouth's total operating revenues for 2002 and approximately 3% for each of 2001 and 2000. During 2002, we received FCC approval to provide interLATA long distance services in each of the nine southeastern states that we serve. Prior to 2002, we provided limited long distance services within, but not between, areas within our local service territory that were defined at the time the Bell System was broken up in 1983. These services included:

  •
  service beyond the local calling area;
  •
  Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand; and
  •
  special services, such as transport of data and video.

        Revenues from the above services have decreased as competition for customers has intensified and as more customers have subscribed to our wider local area calling plans. We expect that long distance revenues will increase as a result of our receiving permission from the FCC to provide

BELLSOUTH 2002    5

interLATA long distance services. We believe such approval allows us to compete more effectively by using packaged service offerings.

        BellSouth's long distance subsidiary also provides wholesale long distance primarily to wireless communications providers, and smaller wireline telecommunications providers, and unaffiliated long distance providers, and prepaid calling card services through agreements with unaffiliated long distance providers.

        The FCC approved our applications to provide interLATA long distance services in each of the nine southeastern states that we serve as set forth below:

Month Approved	State

May 2002	Georgia
May 2002	Louisiana
September 2002	Alabama
September 2002	Kentucky
September 2002	Mississippi
September 2002	North Carolina
September 2002	South Carolina
December 2002	Florida
December 2002	Tennessee

DIGITAL AND DATA

A key component of local service and network access revenues is the provision of digital and data services to all of our customer groups. These services and products are provided primarily over non-switched access lines that typically have significantly greater capacity per line than a traditional switched access line. These lines are well suited for high-capacity applications that previously could not be provided over traditional switched access lines. Uses of these lines include bulk data transmission, video conferencing, automated teller machines, or ATMs, check/credit card authentication, multimedia and interconnection with wireless networks.

        Data telecommunications represents a significant portion of the traffic on our wireline network, and we believe that the amount of our business derived from retail data services will continue to increase. To capitalize on the transition from voice to data, we will need to continue to expand our capabilities in the data communications market. We have continuously updated our network with new advances in digital technology. For over a decade, fiber optics has been our choice of technology as we have upgraded our core network to meet the demand for data, and over 90% of our customers are within 12,000 feet of fiber optic cables. Our deployment of broadband services and upgraded systems enables us to provide high-speed Internet access and entertainment services. These services also utilize new technologies that provide for the simultaneous, high-speed transport of voice, data, still images and video.

        Revenue growth from data telecommunications slowed during 2002 as sales of wholesale data transport services to other communications providers, including long distance companies and competitive local exchange carriers, continue to be weak, driven by weak economic conditions and bankruptcies, including those in the telecommunications sector.

        Over the last several years, the demand for high-speed access to the Internet has increased substantially. Although fiber optics in our core network is well suited to provide high-speed access, the traditional switched access lines, which connect many businesses and most residences to our network are not capable, in their original state, of delivering high speed access. In response, we have deployed digital subscriber line (DSL) products which enhance the existing switched lines and provide Internet access speeds up to 1.5 Megabits per second, which is nearly 30 times faster than today's 56K dial-up modems. We offer these DSL products to other carriers and to Internet service providers who use these products to provide Internet services to their customers. We also offer Internet access services using these DSL products directly to our customers in 74 markets under the name BellSouth FastAccess®DSL service. We offer our FastAccess customers a self-install kit for these products and 96% of residential customers requesting service have elected to self-install in recent months with a success rate of about 97%. We have approximately 73% of the households in our market qualified to receive DSL and ended 2002 with over one million subscribers served over our DSL facilities.

OTHER COMMUNICATIONS GROUP REVENUES

Other Communications group revenues are comprised primarily of charges for billing and collection services for long distance carriers, enhanced white pages listings, customer premises equipment sales and maintenance services. Other Communications group revenues also include amounts received from the universal service fund for support of high-cost areas. Other Communications group services provided approximately 6% of BellSouth's total operating revenues for 2002, 2001 and 2000.

        We currently offer local payphone services through a separate subsidiary of BST, and we include the revenues from this business in other Communications group revenues. We plan to sell or take out of service our public pay-phones by the end of 2003. Our exit plan contemplates a gradual phase-out of the business. Accordingly, we do not expect any material financial impact on results of operations with respect to exiting this business.

REGULATORY ENVIRONMENT

FEDERAL REGULATORY MATTERS

The FCC regulates rates and other aspects of carriers' pro-vision of interstate (across states) telecommunications services while state regulatory commissions have jurisdiction over carriers' provision of intrastate (within states) telecommunications services. The FCC has considerable authority to establish policies for pricing and terms of local interconnection that had once been considered the exclusive jurisdiction of the state regulatory authorities. We expect the FCC to continue policies that promote local service competition.

6    BELLSOUTH 2002

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

Access Charge Reform

Federal policies implemented by the FCC have strongly favored access reform, through which the historical subsidy for local service contained in network access charges paid by long distance carriers is funded instead by the end-user, by universal service funds, or both.

        A principal mechanism for implementation of access reform is a May 2000 FCC Order, referred to as the CALLS order, designed to result in lower consumer prices for long distance service by reforming the way in which access costs are recovered. The order applies to all local exchange carriers operating under price caps, and as such covers BellSouth. The order reduces the productivity factor to 0.0% for products that meet price targets as specified in the order. Although the order reduces the access charges paid to BellSouth by other carriers, we are able to increase subscriber line charges paid by residential and single-line business customers each year through 2003. Any increases that we request after July 2001 are subject to a cost review. In December 2001, the FCC began a cost review associated with a $1.00 increase in our residential and single-line business subscriber line charge that took effect July 1, 2002. We made a corresponding decrease in the charges paid by carriers.

        On April 27, 2001, the FCC released a Notice of Proposed Rulemaking that commences a broad inquiry that will begin a fundamental examination of all forms of intercarrier compensation – payments among telecommunications carriers resulting from their interconnecting networks. In general, there are two broad classes of intercarrier compensation: (1) reciprocal compensation that applies to local calls; and (2) access charges that apply to long distance calls. The objective of the Notice of Proposed Rulemaking is to examine the existing rules pertaining to intercarrier compensation and explore alternative forms of intercarrier compensation. This proceeding could lead to permanent changes in the compensation that BellSouth currently receives from other carriers and its end-user customers. One alternative under consideration is "bill and keep," a policy that requires carriers to exchange traffic freely with each other and to recover from end-user customers the costs of originating and terminating traffic. Either in this proceeding or in a separate proceeding, the FCC will reconsider its methodology and rates for reciprocal compensation. See " – Reciprocal Compensation" below.

        There are other aspects of access charges and universal service fund contribution requirements that continue to be considered by the state and federal regulatory commissions that could result in greater expense levels or reduced revenues.

Universal Service

Historically, network access charges paid by other carriers were set at levels that subsidized the cost of providing local residential service. The Telecommunications Act of 1996 requires that the FCC identify and remove the historical implicit local service subsidy from network access rates, arrange for a universal service fund to ensure the continuation of service to high-cost, low-income service areas and develop the arrangements for payments into that fund by all carriers. The FCC's universal service order established funding mechanisms for high-cost and low-income service areas. We began contributing to the new funds in 1998 and are recovering our contributions through increased interstate charges to retail end-users.

        The FCC's universal service mechanism for non-rural carriers serving high-cost, low income areas is designed to ensure that customers in those areas receive telephone service at affordable rates. BellSouth is receiving high-cost support for service to residents in Alabama, Kentucky and Mississippi.

        The universal service order also established significant discounts to be provided to eligible schools and libraries for all telecommunications services, internal connections and Internet access. Further, it established support for rural health care providers so that they may pay rates comparable to those that urban health care providers pay for similar services. Industry-wide annual costs of the program, estimated at approximately $6 billion, are to be funded out of the universal service fund. Local, long distance and wireless carriers' contributions to the education and health care funds are assessed by the fund administrator on the basis of the carriers' interstate end-user revenues.

FCC Interconnection Rules

In connection with the requirements of the Telecommunications Act of 1996, the FCC has adopted rules governing interconnection and related matters. The FCC has jurisdiction to set pricing standards for certain interconnection services between incumbent carriers and other carriers. The pricing standards are to be implemented by the state commissions. The FCC has prescribed a forward-looking economic cost approach for pricing interconnection and the separate unbundled network elements, such as the use of the customer access line, the central office switch and other pieces of the network that together comprise the components a carrier needs to provide telecommunications service.

        Access to proprietary network elements can be required only when necessary or, in the case of a non-proprietary element, when the failure to provide access would impair the ability of the requesting carrier to provide services. In 1999, the FCC adopted a revised list of network elements that incumbent carriers must make available to competitors. That list was vacated by the District of Columbia Circuit Court of

BELLSOUTH 2002    7

Appeals in 2002 and was no longer in effect as of February 20, 2003.

        In December 2001, the FCC commenced a review of its policies concerning unbundled network elements. The District of Columbia Circuit Court of Appeals decision was received during the proceeding, and the FCC asked the Court to delay effectiveness of the Court's decision so it could be considered during the review. On February 20, 2003, the FCC announced decisions in the Triennial Review proceeding, but it has not yet released the required order or new rules concerning unbundled elements. We will not know the content of the new policies until the order and rules are released. The announcement indicated that the new rules, when issued, would ask or require states to apply FCC guidelines to determine the existence and scope of the switching and transport elements. The announcement also indicated that the new policies would exempt certain facilities used to provide broadband services from unbundling requirements, and would terminate, over three years, the requirement to provide line sharing, a service that permits competitors to use the high frequency portion of our lines to provide Internet access services. The announcement also indicates that the FCC will revise the depreciation and cost of capital components of the pricing policy for unbundled elements. We will review the order and rules when they are released, and we expect most of the decisions to be challenged in future court proceedings. If the rules or FCC or state decisions pursuant to the rules require us to increase the number or scope of elements we must provide, or if the rules or FCC or state decisions allow competitors greater ability to substitute unbundled elements for special access services, or contain other negative decisions, we could experience a material adverse effect on revenues and results of operations.

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

        During 2002, the FCC granted the wireless industry an extension regarding their local number portability obligations until November 2003. These requirements would enable customers to keep their number when switching between carriers without regard to whether the carrier is a wireline or wireless service provider. The implementation of wireless number portability could negatively impact our wireline operations, as customers become able to transfer their residential or business telephone number to a wireless telephone, and could increase the rate of Cingular's churn.

Reciprocal Compensation

Following the enactment of the Telecommunications Act of 1996, our telephone company subsidiary, BellSouth Telecommunications, Inc. (BST), and various competitive local exchange carriers entered into interconnection agreements providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. These agreements were the subject of litigation before various regulatory commissions. After an FCC ruling in April 2001 prescribing new rates, BellSouth settled its claims with competitors for traffic occurring through mid-June 2001, and entered into agreements that contained the FCC rates for traffic occurring from mid-June 2001 forward. The District of Columbia Circuit Court of Appeals, in the second quarter of 2002, remanded the ruling to the FCC to implement a rate methodology consistent with the Court's opinion. The FCC's previous rules and rates remain in effect while it reconsiders them. A change in the rules or rates could increase our expenses.

Broadband Regulation

The FCC, various state public service commissions and Congress are all considering whether to adopt rules and regulations relating to the provision of broadband services. We are unable to predict whether any such regulations will be adopted. Any regulations relating to our provision of broadband services could adversely affect our business and results of operations.

STATE REGULATORY MATTERS

We are subject to regulation of our local and intrastate long distance services by a state authority in each state where we provide intrastate telecommunications services. Such regulation covers prices, services, competition and other issues.

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

        While some plans are not subject to either review or renewal, other plans contain specified termination dates and/or review periods. Upon review or renewal, a regulatory commission could attempt to require substantial modifications to prices and other terms of these plans. A review of the North Carolina plan is in process, and a hearing is scheduled for second quarter 2003. We expect that the plans in Louisiana and Kentucky will be reviewed during 2003.

        Beginning in 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission under existing state laws. In

8    BELLSOUTH 2002

April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new state statute, adopted subsequent to the Commission's approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the Commission. The election became effective during August 1999. The South Carolina Consumer Advocate petitioned the Commission seeking review of the level of our earnings during the 1996-1998 period when we operated under the subsequently invalidated price regulation plan. The Commission voted to dismiss the petition in November 1999 and issued orders confirming the vote in February and June of 2000. In July 2000, the Consumer Advocate appealed the Commission's dismissal of the petition. If the Consumer Advocate prevails, the case could be remanded to the South Carolina PSC which could, after considering evidence, order material refunds to customers in South Carolina. At this time, we are unable to predict the outcome of this appeal and, therefore, cannot determine the impact, if any, this matter may have on future earnings.

Other State Regulatory Matters

In each of our states, we are subject to performance measurement plans that measure our service performance to competitors against certain benchmarks and our own retail performance. When we do not meet the relevant standards, we make payments to the competitors or the State's treasury. In some states, if we continuously fail to meet certain criteria, we also would suspend our marketing and sale of long distance services. We made payments in all states in 2002, and likely will make payments in 2003. The plans are reviewed regularly for necessary changes.

COMPETITION

LOCAL SERVICE

The Telecommunications Act of 1996 contains a number of provisions that are intended to foster competition. Specifically, the Telecommunications Act of 1996 requires the elimination of state and local legislative and regulatory barriers to competition for interstate and intrastate telecommunications services, subject only to competitively neutral requirements to preserve and advance universal service, protect the public safety and welfare, maintain the quality of telecommunications services and safeguard the rights of customers. The Telecommunications Act of 1996 also includes requirements that incumbent local exchange carriers, such as BST, negotiate rates, terms and conditions with other carriers regarding interconnection, the provision of access to unbundled network elements, the payment of compensation for local calls terminating on the network of a carrier other than the originating carrier, the resale of telecommunications services and the provision of physical collocation of equipment in the incumbent carriers' facilities. If a negotiated agreement cannot be reached, either party may seek arbitration with the state regulatory authority or the FCC if the state fails to act. If rates are disputed, the arbitrator must set rates based on cost, which may include a reasonable profit. Incumbent carriers are also required to negotiate wholesale rates for the purpose of making telecommunications services available for resale by competing carriers. If an agreement cannot be reached, the arbitrator must set the wholesale rates at the incumbent carriers' retail rates, less costs that are avoided. We are continually negotiating and executing interconnection and resale agreements with other carriers. Many of the negotiations result in arbitration before the state public service commissions.

        The state public service commissions with jurisdiction over our services have granted numerous applications to competitive local exchange carriers for authority to offer local telephone service. As a result, substantial competition has developed for customers. We compete for customers based principally on service offerings, price and customer service. Increasing competition could cause us to reduce our prices, restructure bundled service packages to provide more services without increasing prices, and increase our advertising and promotional spending. Competitors, including major carriers, resell our local services, use separate unbundled network elements (UNE) or provide services over their own facilities. Although our competitors vary by state and market, we believe that our most significant local service competitors include AT&T, WorldCom and Supra at December 31, 2002. At December 31, 2002, we had provisioned approximately 2.4 million resale and UNE lines to competing carriers, an increase of 35 percent since December 31, 2001.

        Wholesale UNE prices are based on a forward-looking cost model and the premise of a most efficient network design. Because the pricing is not based on historical cost, certain costs that exist in today's network are omitted from the calculations. The impact on us of competitors' use of UNEs and the UNE platform results in lower revenue per access line and has a detrimental impact on our margins as we retain the majority of the costs to maintain and service the access line. The impact is amplified due to competitors' fashioning service bundles that target high revenue customers. In addition, revenues from non-UNE sources such as access to our switches and calling features as well as complementary services such as inside wire maintenance, operator services and in some cases directory assistance, are lost to UNE provisioned lines. As a result of regulated wholesale prices and highly competitive pricing, our competitors have been very effective in gaining market share in metropolitan areas.

        An increasing number of voice and data communications networks utilizing fiber optic lines have been constructed by communications providers in all major metropolitan areas throughout our wireline service territory. These networks offer high-volume users a competitive alternative to our public and private line offerings. Furthermore, wireless voice and paging services increasingly compete with wireline communications services. In addition, technological

BELLSOUTH 2002    9

developments have made it feasible for cable television networks to carry data and voice communications. As a result we face increased competition within our region from cable television ventures.

        Federal and state policies strongly favor further changes to the networks and business operations of incumbent carriers to encourage telecommunications services competition. The FCC has considerable authority to establish policies for pricing and terms of local interconnection that had once been considered the exclusive jurisdiction of the state regulatory authorities. We expect the FCC to continue to pursue policies that promote local service competition. We are losing market share with respect to residential customers and business customers, particularly higher margin small business customers. We expect competition for local service revenues to continue to adversely affect our results of operations. Although we believe our ability to offer long distance services gives us competitive parity to influence customer retention and reacquisition, we do not expect it to eliminate the adverse effects of these policies and trends.

NETWORK ACCESS

FCC rules require us to offer expanded interconnection for interstate special and switched network access transport. As a result, we must permit competitive carriers to terminate their transmission lines on our facilities in our central office buildings and other locations through collocation arrangements. The effects of the rules are to increase competition for network access transport. Furthermore, long distance carriers are increasingly connecting their lines directly to their customers' facilities, bypassing our networks and thereby avoiding network access charges entirely. In addition, commercial applications using Internet Protocol technology are being developed. This medium could attract substantial traffic because of its lower cost structure due to the fact that FCC rules do not currently impose access charges on most communications carried over this technology. Although our competitors vary by state and market, we believe that at December 31, 2002 our most significant network access competitors include AT&T, WorldCom and Sprint.

LONG DISTANCE

The primary competitors offering long distance in our area are AT&T, WorldCom, and Sprint. There are also a number of other companies that compete with us in our nine-state region for the long distance business. All of these companies compete by reselling long distance services obtained at bulk rates from us, from other carriers, or by providing long distance services over their own facilities.

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

DOMESTIC WIRELESS

OVERVIEW

Our domestic wireless business consists of our proportionate share of Cingular Wireless. Cingular is a joint venture that was formed by the combination of most of the former domestic wireless operations of BellSouth and SBC Communications. BellSouth has an approximate 40 percent economic interest in Cingular, and SBC has an approximate 60 percent economic interest. Cingular is operated independently from both parents, currently with a four-seat Board of Directors comprised of two directors from each parent. BellSouth and SBC share control of Cingular. Cingular is a SEC registrant by virtue of its publicly traded debt securities. Accordingly, it files separate financial documents with the SEC.

        Cingular is the second-largest provider of advanced mobile wireless voice and data communications services in the United States in terms of customers, with over 22 million US wireless voice and data subscribers in over 230 metropolitan markets at December 31, 2002.

  •
  Voice – Cingular offers wireless voice communications services across an extensive US footprint, providing cellular and/or PCS services in 43 of the 50 largest US metropolitan areas, and having access to licenses to provide cellular or PCS services covering an aggregate population of 231 million (POPs), or approximately 81% of the US population. Cingular operates one of the largest US wireless networks, with 100% of its existing cellular and PCS networks utilizing digital technology, and 99% of its cellular and PCS minutes of use being digital.
  •
  Data – Cingular provides wireless data services for businesses and individuals, and operates a digital packet-switched 900 MHz wireless network covering all of the 50 largest metropolitan areas. Cingular serves over 800,000 wireless data subscribers on this network, and provides wireless data services to many of the Fortune 500 companies. Cingular also currently provides wireless Internet, short messaging and other data services over its cellular and PCS networks to over 4.0 million active users.

10    BELLSOUTH 2002

        In the US wireless telecommunications industry, there are two principal frequency bands currently licensed by the FCC for transmitting two-way voice and data signals. Cellular services are provided over the 850 MHz band and PCS services are provided over the 1900 MHz band. PCS infrastructure is characterized by shorter transmission distances and closer spacing of cells and towers than in a cellular network to accommodate the different characteristics of the PCS radio signals. However, PCS service does not differ functionally to the end-user from digital cellular service.

        Over the last two quarters of 2002, Cingular's market share and customer base have declined slightly and its rate of revenue growth has also declined. We believe that this reflects, to some extent, the persistent economic weakness throughout the country and other external factors, such as the decision of WorldCom to exit the reseller business, which resulted in a net loss for the year of over 400,000 high-margin resale customers served through WorldCom.

        We believe, however, that a number of internal factors exacerbated these conditions, including:

  •
  centralization of the marketing and sales organizations, which reduced our effectiveness in responding to regional and local product and service opportunities;
  •
  other merger-related changes completed during 2002, such as billing system integration and inventory and customer care consolidation, that may have impacted customers; and
  •
  a shift in mid-2002 to sales plan initiatives designed to improve cash flow rather than overall market share.

        In early 2003, Cingular restructured its marketing and sales organizations and began addressing pricing and sales plan strategies intended to strengthen its competitive position in the industry. Cingular's ability to attract customers of other carriers is becoming increasingly important given the approximately 50% wireless industry penetration rate. Cingular believes it must provide quality products and services that meet the specific needs of customers in each market and continuously improve the quality of its network and customer care in order to maximize its competitive strengths.

BUSINESS STRATEGY

Cingular's business strategy is to:

  •
  continue to promote the Cingular brand, to expand and take advantage of its existing distribution capabilities and to cross-sell its products and services;
  •
  capture economies through its large scale and national scope, allowing it to further realize the significant revenue and cost synergies offered by its formation;
  •
  increase the capacity, speed and functionality of its cellular and PCS networks by deploying common voice and high-speed data technologies throughout its network;
  •
  develop and promote advanced wireless data applications over multiple communications devices; and
  •
  expand its existing footprint and its network capacity where economical by obtaining access to additional spectrum, primarily through spectrum exchanges and purchases, mergers and acquisitions, joint ventures, alliances and FCC auctions.

NETWORK

Licenses

Cingular has licenses to provide cellular and PCS wireless services on the 850 MHz and 1900 MHz portions of the radio spectrum in certain markets. Cingular provides both analog and digital cellular services on the 850 MHz band and digital services on the 1900 MHz band. Cingular also has 900 MHz licenses to provide data services.

Coverage

Cingular has access to wireless licenses to provide voice and data services over cellular and PCS networks in 45 of the 50 top wireless markets across the country. Cingular has also signed roaming agreements to ensure its customers can receive such wireless service in virtually all areas in the United States where cellular and PCS wireless service is available. The infrastructure for Cingular's cellular and PCS networks has been constructed and is operational, except for certain areas covered by recently acquired licenses. Cingular also provides wireless data services over its 900 MHz network in all of the 50 largest metropolitan areas.

Technology

Cingular uses both Time Division Multiple Access ("TDMA") and Global System for Mobile Communication ("GSM") technology. These are digital technologies that allow for numerous advantages over analog service, including extended battery life, improved voice quality, greater call security and lower per-minute costs. Digital service also enables enhanced features and services, such as interactive messaging, facsimile, e-mail and wireless connections to computer/data networks and the Internet. Further, GSM offers three to four times the voice capacity of TDMA digital technology and provides economies of scale due to its predominant global use.

        Cingular is deploying high-speed General Packet Radio Service ("GPRS") throughout its cellular and PCS networks and, at December 31, 2002, networks covering approximately 50% of its cellular and PCS wireless POPs were equipped with this technology. GPRS is an interim step towards Enhanced Data Rates for Global Evolution ("EDGE"), Cingular's choice of third generation wireless technology. EDGE will be launched in selected markets by the first half of 2003, with continued expansion into 2004. EDGE will increase the capacity, speed and functionality of its data networks. GPRS utilizes Internet Protocol-based technology, which allows for high-speed wireless packet-switched data services. Packet-switched technology allows for

BELLSOUTH 2002    11

data to be sent and received in bursts, instead of requiring continuous transmission over the network for the duration of the communication, thereby providing the user "always on," as opposed to dial-up, connectivity.

        For data services, EDGE will offer faster speeds than TDMA or GSM circuit-switched or GPRS technology and is expected to provide Cingular's customers with greater connectivity and communications capabilities.

COMPETITION

Cingular faces substantial competition in all aspects of its business, which has resulted in and will continue to cause reduced pricing and adverse effects on its financial results and subscriber growth. Cingular competes for customers based principally on service offerings, price, call quality, coverage area and customer service. Cingular's competitors are principally large providers of cellular, PCS and other wireless communications services, but Cingular also competes with smaller companies, as well as dispatch mobile telephone companies, resellers and wireline telephone service providers. Some of Cingular's competitors may have greater financial, technical, marketing, distribution and other resources than Cingular does. In addition, some of the indirect retailers who sell Cingular's services also sell its competitors' services. Moreover, Cingular may experience significant competition from companies that provide similar services using other communications technologies and services. While some of these technologies and services are now operational, others are being developed or maybe developed in the future.

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

        Cingular's ability to compete successfully will depend in part on its marketing efforts and on its ability to anticipate and respond to various competitive factors affecting the industry, including new services and technologies, changes in consumer preferences, demographic trends, economic conditions and pricing strategies of competitors. Because of competition, Cingular maybe required to further reduce its service prices, restructure service packages to provide more services without increasing prices, and increase its advertising and promotional spending to respond to competition. As a result, its revenues, margins, average revenue per subscriber and cost per gross subscriber addition would continue to be negatively impacted.

        The wireless communications industry has experienced consolidation over the past several years, and this trend may increase with the recent elimination of FCC rules restricting the amount of spectrum wireless carriers can own. It is difficult to predict how any such consolidation would affect Cingular's domestic wireless operations. This trend may create additional large, well-capitalized competitors with substantial financial, technical, marketing, distribution and other resources to compete with Cingular's product and service offerings. Competitors with more complete nationwide footprints maybe able to offer nationwide services and plans more economically due to less dependence on roaming arrangements. In addition, global combinations of wireless carriers, such as the alliance between AT&T Wireless and NTT DoCoMo Inc. of Japan, the joint venture between Sprint and Virgin Group, Verizon Wireless (which is a joint venture between Verizon and Vodafone plc), and mergers and acquisitions, such as the acquisition of T-Mobile (formerly VoiceStream) by Deutsche Telekom, give domestic competitors better access to international technologies, marketing expertise and strategies, cost synergies and sources of capital.

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

        To obtain the authority to have the exclusive use of radio frequency spectrum in an area within the United States, wireless communications systems must be licensed by the FCC to operate the wireless network and mobile devices in assigned spectrum segments and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. These rules and policies, among other things:

  •
  regulate Cingular's ability to acquire and hold radio spectrum licenses;
  •
  impose technical obligations on the operation of Cingular's network;
  •
  impose requirements on the ways Cingular provides service to and communicates with its customers;
  •
  regulate the interconnection of its network with the networks of other carriers;
  •
  obligate Cingular to serve roaming customers of other wireless carriers; and
  •
  impose a variety of fees and charges on its business that are used to finance numerous regulatory programs and part of the FCC's budget.

        Licenses are issued for only a fixed period of time, typically 10 years. Consequently, Cingular must periodically seek renewal of those licenses. The FCC will award a renewal expectancy to a wireless licensee that has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act of 1934. Licenses maybe revoked for cause

12    BELLSOUTH 2002

and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. Violations of FCC rules may also result in monetary penalties or other sanctions. FCC rules provide that competing renewal applications for licenses will be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in hearings.

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

        The Communications Act of 1934 and the FCC rules require the FCC's prior approval of the assignment or transfer of control of a license for a wireless system. Before Cingular can complete any such purchase or sale, it must file appropriate applications with the FCC, and the public is bylaw granted a period of time, typically 30 days, to oppose or comment on such applications. In addition, the FCC has established transfer disclosure requirements that require licensees who assign or transfer control of a license acquired through an auction within the first three years of their license terms to file associated sale contracts, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling minority interests in an entity that holds an FCC license generally maybe bought or sold without FCC approval. However, notification and expiration or earlier termination of the applicable waiting period under Section 7A of the Clayton Act by either the Federal Trade Commission or the Department of Justice maybe required, as well as approval by, or notification of, state or local regulatory authorities having competent jurisdiction, if Cingular sells or acquires wireless systems.

LATIN AMERICA

OVERVIEW

Our Latin America operations consist primarily of wireless service providers operating in 11 countries. We own less than 100% of most of these companies; adjusting customer data to reflect this partial ownership, our licensed service areas had a population of approximately 156.8 million and provided wireless services to approximately 8.0 million customers, each as of November 30, 2002. The operations in Latin America generated 10% of our total operating revenues in 2002, 12% of our total operating revenues in 2001 and 11% of our total operating revenues in 2000.

        The results of our Latin America subsidiaries reflect a fiscal year ending November 30 to facilitate timely reporting of the consolidated results of BellSouth. The table below sets forth a summary overview of our Latin America operating companies as of November 30, 2002. The operating company data is presented on a total basis regardless of our ownership percentage and does not necessarily represent amounts attributable to our consolidated financial results.

Country	BellSouth Ownership in Operating Company	Total Population Served	Total Customers Served

	(percent)	(In millions)	(In thousands)

Argentina	65.0	37.5	1,320
Brazil(1)
Sao Paulo region	45.4	18.1	1,669
Northeast region	47.6	26.6	1,005
Chile	100.0	15.4	1,032
Colombia	66.0	43.0	1,349
Ecuador	89.4	12.8	632
Guatemala	60.0	11.7	193
Nicaragua	89.0	2.9	201
Panama	43.7	3.0	335
Peru	97.4	26.1	530
Uruguay	46.0	2.1	143
Venezuela	78.2	24.4	3,107

Total Latin America		223.6	11,516

(1)We are currently pursuing options, including the sale of these investments.

        In structuring our investments, we typically exercise operating influence through board representation, the right to appoint certain key members of management and consent rights with respect to significant matters, including amounts of capital contributions. In addition, we try to assure our ability to maintain a position of influence in the venture, if not outright control, by obtaining rights of first refusal on future sales of our partners' interests and on equity issuances by the venture. As opportunities arise, we may buyout local partners who wish to sell, increasing our ownership stake and influence in those companies. The particular governance rights vary from venture to venture, and often are dependent upon the size of our investment relative to that of other investors. Under the governing documents for some of these ventures, certain key matters such as the approval of business plans and debt financings and decisions as to the timing and amount of capital contributions and cash distributions require the consent of our partners.

        In 2002, we sold Listel and OESP, our Brazilian yellow pages operations.

BUSINESS STRATEGY

Over the long term, we expect wireless communications to grow in Latin America. We plan to grow profitably in this market by pursuing the following strategies:

  •
  grow the core wireless business by offering innovative voice and data services like fixed wireless, short messaging and mobile Internet

BELLSOUTH 2002    13

    applications to our existing customer base and by profitably increasing penetration in the markets we serve;

  •
  improve profitability through cost and capital efficiencies from integration, scale and new technology; and
  •
  increase focus on value generation by building our competitive position and reducing debt.

        Latin America economies have been and continue to be impacted by negative economic and difficult political conditions. Much of this is attributed to currency devaluations and sharp recessions in Argentina, Uruguay and Venezuela, civil unrest in Venezuela, declines in gross domestic product within specific countries, as well as economic conditions within the US market. These deteriorating conditions are making it difficult for us to continue to meet our strategic and financial goals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Operating Environment and Trends of the Business – Latin America Economic Trends."

TECHNOLOGY

All of our international wireless markets utilize digital technology in their wireless service offerings. We select the type of digital technology for each international market based on cost, quality and capacity available at the time in that part of the world. CDMA2000 (Code Division Multiple Access 2000) has been selected for our Latin America affiliates' migration to third generation cellular networks. CDMA's spectrum efficiency provides higher capacity for voice services and provides a wide array of new services like wireless data and high-speed internet access. Four of our Latin America operations (Argentina, Uruguay, Venezuela and Guatemala) already had CDMA technology in place. CDMA overlays were completed during 2002 in Ecuador and Panama and are expected to be completed in 2003 in Colombia, Nicaragua and Chile. In addition, Venezuela and Guatemala are expected to be upgraded to CDMA2000 in 2003.

COMPETITION

Each of our international wireless operations is subject to significant competition, generally from at least one other wireless provider and, increasingly, from new PCS providers and resellers.

        Specifically, BellSouth's Latin America business has three major regional competitors – America Movil, Telefonica Moviles and Telecom Italia Mobile. It is likely that these three major players will increase their share by acquisition. We have four competitors in Argentina, three competitors in Venezuela, Chile, Peru and Guatemala and two competitors in Colombia, with a new competitor expected to enter, and one competitor in Ecuador, Panama and Uruguay, with a new competitor expected to enter in each case, and one competitor in Nicaragua.

        In some cases, the government-owned telephone companies operate incumbent wireline and wireless systems or have a substantial investment in a competing wireless provider. The competing wireless providers generally have access to substantial financial resources. Many governments have privatized the government-owned telephone companies, and these privatized companies often become more formidable competitors due to the availability of additional capital and technical expertise. We anticipate an increasing number of competitors in the markets that currently have one or two competitors. In markets where there are four or more competitors, we may see some consolidation.

LICENSES AND REGULATION

Our ability to introduce new products and services depends to a large extent upon whether the new products and services are permitted by the local laws and regulatory authorities. As countries have encouraged foreign investment in telecommunications and have privatized their government-owned wireless telephone companies, the general trend has been toward deregulation of telecommunications. In several of our markets, our operating companies offer or plan to offer international long distance services either to their wireless subscriber bases or, in some cases, to the entire population. In addition, we offer domestic long distance service in certain markets through our nationwide wireless facilities and backbone networks. We either offer or plan to offer fixed wireless services and public telephony in several markets.

        Our Latin America businesses operate pursuant to the terms of licenses granted by the government of the countries in which they are located and are regulated by a telecommunications agency or similar supervisory authority in such countries. Such agencies typically also promulgate and enforce regulations regarding, among numerous other items, the allocation and use of spectrum and radio frequencies, incoming and/or outgoing rates, quality standards and the construction and operation of network equipment. Our Latin America operations also require government permits, including permits from local building and planning commissions, for the construction and operation of cell sites. Some of our Latin America operations have not been able to obtain all required permits. Although we do not believe such non-compliance will have a material effect on our business as a whole, we cannot assure you that there will not be claims or regulatory actions relating to noncompliance with these permitting requirements. Other regulations commonly encountered in our Latin America markets include legal restrictions on the percentage ownership of telecommunications licensees by foreign entities, such as us, and transfer restrictions or government approval requirements regarding changes in the ownership of licensees.

        The terms of the licenses granted to our operating companies and conditions of the license renewal vary from country to country. Although license renewal is not usually guaranteed, most licenses do address the renewal process and terms, which we believe we will be able to satisfy. As licenses

14    BELLSOUTH 2002

approach the end of their terms, it is our intention to pursue renewal as provided by these license agreements.

        As a US company, we are subject to the Foreign Corrupt Practices Act, which generally prohibits US companies from making, directly or indirectly, improper payments to foreign officials for the purpose of obtaining or keeping business, and requires US companies and their subsidiaries to maintain accurate records and adequate accounting controls. Our policy is to comply fully with the Act, and we maintain policies, programs and procedures for compliance with the Act on the part of our employees, agents, partners and other persons whose actions could expose us to liability under the Act. Matters relating to the Act may come to the attention of local authorities, media and others and may result in adverse local country impacts, including penalties and other serious injury to our local businesses.

FOREIGN RISKS

Our reporting currency is the US Dollar. However, most of our Latin America revenues are generated in the currencies of the countries in which we operate. In addition, many of our operations and equity investees hold US Dollar-denominated short- and long-term debt. The currencies of many Latin America countries have recently experienced substantial volatility and depreciation. Specifically, Argentina, Uruguay, Venezuela and Brazil experienced major currency devaluations in 2002. During 2002, the Argentine Peso has devalued 71%, the Uruguayan Peso has devalued 49%, the Venezuelan Bolivar has devalued 44% and the Brazilian Real has devalued 32%. Declines in the value of the local currencies in which we are paid relative to the US Dollar will cause local currency-denominated revenues and expenses to decrease in US Dollar terms and dollar-denominated assets and liabilities, as well as interest expense, to increase in local currency terms. Where we consider it to be economically feasible, we attempt to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts or similar instruments as a vehicle for hedging; however, substantial amounts of our exposures are unhedged.

        The impact of a devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Our ability to raise prices is limited in many instances by government regulation of tariff rates and competitive constraints. Where our local operations have borrowed in US Dollars, a significant devaluation substantially increases the costs in local currency, in which our operations generally earn revenues, of servicing and repaying such loans in dollars. Due to our constantly changing currency exposure and the potential for substantial volatility of currency exchange rates, however we cannot quantify the anticipated effect of exchange rate fluctuations on our business.

        Economic, social and political conditions in Latin America are, in some countries, unfavorable and volatile, which have adversely affected our operations. These conditions are making it difficult for us to continue development of our business, generate revenues or achieve or sustain profitability in some countries and could have this effect throughout the region. Historically, recessions and volatility have been primarily caused by: monetary, exchange rate and/or fiscal policies; currency devaluations; significant governmental influence over many aspects of local economies; political and economic instability; unexpected changes in regulatory requirements; social unrest or violence; slow or negative economic growth; imposition of trade barriers; and wage and price controls. Our Latin America business has been materially adversely affected by recent political and economic crises in Argentina, Brazil and Venezuela. Other operations in the region could be materially adversely affected if these crises spread to other Latin America countries.

        Most or all of these factors have occurred at various times in the last two decades in our core Latin America markets. We have no control over these matters. Economic conditions in Latin America are generally less attractive than those in the US, and poor social, political and economic conditions may limit use of our services which may adversely affect our business.

        For a discussion of certain of these factors that are currently affecting our operations in Latin America, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Operating Environment and Trends of the Business – Latin America Economic Trends."

LATIN AMERICA DEFAULTS

In January 2002, the Argentine government announced economic reforms, including a devaluation of its national currency, the Argentine Peso. The Argentine Peso has lost over 71% of its value as compared to the US Dollar during 2002. Our operation in Argentina, CRM, of which BellSouth owns 65%, is in default on $490 million of its US Dollar-denominated debt as a result of the cumulative devaluation. The debt is classified as current in our consolidated December 31, 2002 balance sheet. The debt is non-recourse to BellSouth. CRM is currently working with lenders to resolve this matter. However, there is no assurance that this debt can be successfully refinanced. The devaluation, the resulting new laws and regulations instituted, and political issues make it difficult to anticipate the long-term impacts of the economic situation in Argentina.

        In March 2002, BCP, one of our Brazilian investments, defaulted on a US $375 million principal payment, which caused a default on an additional $1.0 billion of debt. We continue to discuss alternatives with our principal partner and BCP's lenders. The parties have not reached any agreement to date. There can be no assurance that an agreement will be reached. In addition, BSE, another of our Brazilian investments, is experiencing difficulties in meeting its debt obligations from its operating cash flows. We are pursuing options, including the sale of these Brazilian companies. There can be no assurance that an

BELLSOUTH 2002    15

agreement with our principal partner and these companies' lenders will be reached or that the properties will be sold. See note B to our consolidated financial statements for further discussion of this investment.

DOMESTIC ADVERTISING AND PUBLISHING

OVERVIEW

We own a group of companies that publish, print, sell advertising in and perform related services concerning alphabetical and classified telephone directories in both paper and electronic formats. Advertising and publishing revenues are derived primarily from sales of directory advertising, and represented approximately 9% of our total operating revenues in each of 2002 and 2001 and 8% in 2000.

        We are one of the leading publishers of telephone directories in the United States. We publish alphabetical white page directories of business and residential telephone subscribers in substantially all of our wireline telecommunications markets and sell advertising in and publish classified directories under The Real Yellow Pages trademark in the same markets.

        We also provide telephone directory sales and publishing services in certain states for nonaffiliated telephone companies and receive a portion of the advertising revenue as a commission. During 2002, we contracted with 95 non-affiliated telephone companies to sell advertising in over 530 classified directories in 39 states. We also act as an agent for national yellow page ad placements in all 50 states on behalf of over 530 companies.

        In addition to publishing directories in traditional paper form, we publish white and yellow page directories in other media. For example, we offer white and yellow page directories on CD-ROM for many of our major markets, publish Internet white and yellow page directories for the southeastern US and offer additional Internet advertising services. These services link to and are available on similar on-line directories with information for businesses nationwide. We also sell additional advertising to local and national businesses for our on-line yellow pages.

        We continually seek to expand our advertising and publishing business by increasing advertising sales in our traditional directory products. We also market to organizations and companies with unique directory needs. An export directory, restaurant and entertainment guides and Internet directories are examples of such directory services and products.

        We own a printing company that prints substantially all white and yellow pages and specialty directories distributed within our wireline telecommunications markets. This company also prints other materials for us and our affiliates and, to a limited extent, documents for nonaffiliated companies. In 2002, it printed 53 million white page, yellow page and specialty directories.

BUSINESS STRATEGY

We are committed to providing a comprehensive source for linking buyers and sellers in the local marketplace. To achieve this objective, we intend to:

  •
  maintain product leadership by reinvesting in our products and making strategic investments to promote our products
  •
  grow revenues through new products and product enhancements, including the development and increased distribution of Internet and niche products, and expand our existing markets through new market overlays and traditional market re-scoping
  •
  attract new customers and retain existing customer base by offering competitive pricing and incentive programs to encourage new customers and to reward current customers for their tenure
  •
  achieve optimal operational efficiency by improving sales force effectiveness, and introducing new incentive programs and sales collateral automation.

COMPETITION

Recent industry consolidation has caused the directory businesses to experience greater competition than in the past. Further, competition for advertising revenues continues to intensify, with competitors operating in the top 100 markets as of December 31, 2002.

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

ALL OTHER BUSINESSES

We own interests in joint ventures that provide wireless communications in Denmark and Israel. These operations are subject to many of the same licensing, regulatory and other business considerations as our Latin America operations. In addition, we have a wholly-owned subsidiary that provides reinsurance related to customer premises equipment, both wireline and wireless.

        During 2002, we exchanged our 22.51% stake in E-Plus for 234.7 million shares of Royal KPN N.V. (KPN), the Dutch telephone company, representing 9.42% of KPN's outstanding shares. We subsequently sold these shares and surrendered our existing warrant on KPN

16    BELLSOUTH 2002

shares and our exchange rights with regard to KPN Mobile.

        During 2001, we sold our 24.5% ownership interest in SkyCell, an Indian wireless venture.

INTELLECTUAL PROPERTY

Our intellectual property portfolio is a component of our ability to be a leading and innovative telecommunications services provider. We diligently protect and work to build our intellectual property rights through patent, copyright, trademark and trade secret laws. We also use various licensed intellectual property to conduct our business.

        In addition to using our intellectual property in our own operations, we grant licenses to certain other companies to use our intellectual property.

RESEARCH AND DEVELOPMENT

Research and development in our industry is primarily driven by equipment manufacturers. In addition, we conduct research and development activities internally and through external vendors, primarily Telcordia Technologies. Telcordia provides research and development and other services to us and other telecommunications companies. We have contracted with Telcordia for ongoing support of engineering and systems. In addition, we are a member of the National Telecommunications Alliance, an organization which supports our commitment to national security and emergency preparedness.

EMPLOYEES

At December 31, 2002, we employed approximately 77,000 individuals. About 60% of BellSouth's employees at December 31, 2002 were represented by the Communications Workers of America (CWA), which is affiliated with the AFL-CIO. New collective bargaining agreements with the CWA were ratified in September 2001. These three-year contracts cover approximately 46,000 employees. The contracts include basic wage increases totaling 13% compounded over the three years covered by the contracts. In addition, the agreements provide for a standard incentive award of two percent of base salary and overtime compensation, which is subject to adjustment based on company performance measures for plan years 2001, 2002 and 2003. Other terms of the agreement include pension band increases and pension plan cash balance improvements for active employees.

PROPERTIES

Our properties do not lend themselves to description by character or location of principal units. Our investment in property, plant and equipment in our consolidated operations consisted of the following at December 31:

	2001	2002

Outside plant	40%	40%
Central office equipment	39	40
Operating and other equipment	9	8
Land and buildings	7	7
Furniture and fixtures	4	4
Plant under construction	1	1

	100%	100%

        These properties are divided among our operating segments as follows: Communications group, 94.0%; Latin America, 4.7%; domestic advertising and publishing, 0.5%; and other, 0.8%.

        Outside plant consists of connecting lines (aerial, underground and buried cable) not on customers' premises, the majority of which is on or under public roads, highways or streets, while the remainder is on or under private property. We currently self-insure all of our outside plant against casualty losses. Central office equipment substantially consists of digital electronic switching equipment and circuit equipment. Land and buildings consist principally of central offices and administrative space. Operating and other equipment consists of wireless network equipment, embedded intra system wiring (substantially all of which is on the premises of customers), motor vehicles and other equipment. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial limits of coverage against "all risks" of loss including fire, windstorm, flood, earthquake and other perils not specifically excluded by the terms of the policies.

        Substantially all of the installations of central office equipment for the wireline communications business are located in buildings and on land owned by BST. Many garages, administrative and business offices and telephone service centers are in leased quarters. Most of the land and buildings associated with our nonwireline businesses and administrative functions are leased.

LEGAL PROCEEDINGS

On April 29, 2002 five African-American employees filed a putative class action lawsuit, captioned Gladys Jenkins et al. v. BellSouth Corporation, against the Company in the United States District Court for the Northern District of Alabama. The complaint alleges that BellSouth discriminated against current and former African-American employees with respect to compensation and promotions in violation of Title VII of the Civil Rights Act of 1964 and 42 USC. Section 1981. Plaintiffs purport to bring the claims on behalf of two

BELLSOUTH 2002    17

classes: a class of all African-American hourly workers employed by BellSouth at anytime since April 29, 1988, and a class of all African-American salaried workers employed by BellSouth at anytime since April 29, 1988 in management positions at or below Job Grade 59/Level C. The plaintiffs are seeking unspecified amounts of back pay, benefits, punitive damages and attorneys' fees and costs, as well as injunctive relief. At this early stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

        Several individual shareholders have filed substantially identical class action lawsuits against BellSouth and three of its senior officers, alleging violations of the federal securities laws. The cases, captioned In re BellSouth Securities Litigation, are pending in the United States District Court for the Northern District of Georgia. The plaintiffs allege that during the period January 22, 2001 through July 19, 2002, the Company (1) overstated the unbilled receivables balance of its advertising and publishing subsidiary; (2) failed to disclose that a Florida CLEC had stopped paying money owed to the Company; and (3) understated its exposure to bad debt losses. The plaintiffs are seeking an unspecified amount of damages, as well as attorneys' fees and costs. At this early stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

        Three substantially identical class action lawsuits were recently filed in the United States District Court for the Northern District of Georgia against BellSouth, its directors, three of its senior officers, and other individuals, alleging violations of the Employee Retirement Income Security Act ("ERISA"). The plaintiffs, who seek to represent a putative class of participants and beneficiaries of BellSouth's 401(k) plan (the "Plan"), allege that we breached its fiduciary duties in violation of ERISA, among other things, (1) failing to provide accurate information to the Plan participants and beneficiaries; (2) failing to ensure that the Plan's assets were invested properly; (3) failing to monitor the Plan's fiduciaries; and (4) failing to disregard Plan directives that the defendants knew or should have known were imprudent. The plaintiffs are seeking an unspecified amount of damages, injunctive relief, attorneys' fees and costs. Certain factual allegations underlying these lawsuits are substantially similar to those in the putative securities class actions captioned In re BellSouth Securities Litigation,which are described above. At this early stage of the litigation, the likely outcome of the cases cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

        A number of antitrust class action lawsuits were recently filed against Bellsouth in federal district courts in Atlanta, Georgia and Ft. Lauderdale, Florida. The plaintiffs purport to represent putative classes consisting of all BellSouth local telephone service subscribers and/or all subscribers of competitive local exchange carriers in nine southeastern states since 1996. The plaintiffs allege that BellSouth engaged in unlawful anticompetitive conduct in violation of state and federal antitrust laws by, among other things, (1) denying competitors access to certain essential facilities necessary for competitors to provide local telephone service; (2) using its monopoly power in the wholesale market for local telephone service as leverage to maintain a monopoly in the retail market; and (3) failing to provide the same quality of service, access and billing to competitors that it provides its own retail customers. The plaintiffs are seeking an unspecified amount of treble damages, injunctive relief, as well as attorneys' fees and costs. At this early stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

        A consumer class action alleging antitrust violations of Section 1 of the Sherman Antitrust Act was recently filed against BellSouth, Verizon, SBC and Qwest in Federal Court in the Southern District of New York. The complaint alleges that defendants conspired to restrain competition by "agreeing not to compete with one another and otherwise allocating customers and markets to one another." The plaintiffs are seeking an unspecified amount of treble damages and injunctive relief, as well as attorneys' fees and expenses. At this early stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

        On January 31, 2003, we filed litigation against Gary Forsee, the Company's Vice Chairman – Domestic Operations, in Fulton County Superior Court of Georgia. The litigation seeks to enforce the non-compete and confidentiality provisions of Mr. Forsee's contract with BellSouth with respect to his proposed employment by Sprint Corporation. The court found the non-compete provision invalid, but that issue is currently on appeal. The court ordered arbitration on the confidentiality provision and granted a temporary restraining order preventing Mr. Forsee from accepting employment at Sprint until at least March 12, 2003. On February 7, 2003, we filed suit against Sprint Corporation in the United States District Court for the Northern District of Georgia alleging, among other things, tortious interference with contractual relations, threatened misappropriation of trade secrets and unfair competition.

        In 2000, the Florida Public Service Commission issued a proposed agency action stating that our change in 1999 from a late charge based on a percentage of the amounts overdue to a flat rate fee plus an interest charge violated the Florida price regulation statute and voted that approximately $65 million should be refunded. We protested the decision. On August 30, 2001, the Commission issued an order adopting its proposed action. We appealed to the Florida Supreme Court and continued to bill and collect the charges subject to refund. On October 31, 2002, the Florida Supreme Court affirmed the decision of the Florida Public Service Commission. This will require a one-time refund to affected customers in Florida. Based on this decision, we recorded a reduction to revenues of $108 million and additional interest expense of $6 million in the third quarter of 2002.

18    BELLSOUTH 2002

Environmental Matters

We are subject to a number of environmental matters as a result of our operations and the shared liability provisions related to the breakup of the Bell System. At December 31, 2002, our recorded liability related to these matters was approximately $16 million. We continue to believe that expenditures in connection with additional remedial actions under the current environmental protection laws or related matters would not be material to our results of operations, financial position or cash flows.

Other Matters

We are also subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. BST is also subject to claims attributable to pre-divestiture events involving environmental liabilities, rates, taxes, contracts and torts. Certain contingent liabilities for pre-divestiture events are shared with AT&T Corp. While complete assurance cannot be given as to the outcome of any legal claims, we believe that any financial impact would not be material to our results of operations, financial position or cash flows. See note O to our consolidated financial statements.

SUBMISSION OF MATTERS
TO A VOTE OF SHAREHOLDERS

No matter was submitted to a vote of shareholders in the fourth quarter of the fiscal year ended December 31, 2002.

ADDITIONAL INFORMATION –
DESCRIPTION OF BELLSOUTH STOCK

General

Our Articles of Incorporation authorize the issuance of 8,650,000,000 shares of common stock, par value $1 per share, and 100,000,000 shares of cumulative, first preferred stock, par value $1 per share. Our Board of Directors is authorized to create from the unissued common stock one or more series, and, prior to the issuance of any shares in any particular series, to fix the voting powers, preferences, designations, rights, qualifications, limitations or restrictions of such series. The Board has not created any series of common stock. The Board is also authorized to provide for the issuance, from time to time, of the first preferred stock in series and, as to each series, to fix the number of shares in such series and the voting, dividend, redemption, liquidation, retirement and conversion provisions applicable to the shares of such series. No shares of first preferred stock are outstanding. The Board has created Series B First Preferred Stock consisting of 30 million shares, the Series B Preferred Stock, for possible issuance under the BellSouth Shareholder Rights Plan. The Series A First Preferred Stock was created for a previous shareholder rights plan which has expired. See "Preferred Stock Purchase Rights" and "Market for Registrant's Common Equity and Related Shareholder Matters."

Dividend Rights

The holders of common stock are entitled to receive, from funds legally available for the payment thereof, dividends when and as declared by resolution of the Board. While any series of preferred stock is outstanding, no dividends, other than dividends payable solely in common stock, may be declared or paid on common stock, and no common stock maybe purchased, redeemed or otherwise acquired for value, unless (a) dividends on all outstanding shares of preferred stock for the current and all past dividend periods have been paid or declared and provision made for payment thereof and (b) all requirements with respect to any purchase, retirement or sinking fund or funds applicable to all outstanding series of preferred stock have been satisfied.

Voting Rights

Except in connection with the "business combinations" and "fair price" provisions discussed below, holders of shares of common stock are entitled to one vote, in person or by proxy, for each share held on the applicable record date with respect to each matter submitted to a vote at a meeting of shareholders, but such holders do not have cumulative voting rights. The holders of any series of preferred stock, when issued, may receive the right to vote as a class on certain amendments to the Articles of Incorporation and on certain other matters, including the election of directors in the event of certain defaults, which may include nonpayment of preferred stock dividends.

Liquidation Rights

In the event of voluntary or involuntary liquidation of BellSouth, holders of the common stock will be entitled to receive, after creditors have been paid and the holders of the preferred stock, if any, have received their liquidation preferences and accumulated and unpaid dividends, all the remaining assets of BellSouth.

Pre-emptive Rights; Conversion Rights; Redemption

No shareholders of any class shall be entitled to any preemptive rights to subscribe for or purchase any shares or other securities issued by BellSouth. The common stock has no conversion rights and is not subject to redemption.

Preferred Stock Purchase Rights

Each share of common stock out standing includes one preferred stock purchase right (Right). Under certain circumstances, each Right will entitle the holder to purchase one one-thousandth of a share of Series B Preferred Stock, $1 par value (Common Equivalent Preferred Stock), which unit is substantially equivalent in voting and dividend rights to one whole share of the common stock, at a price of $200 per unit (the Purchase Price). The Rights are not presently exercisable and maybe exercised only if a person or group (Acquiring Person) acquires 10% of the outstanding voting stock of BellSouth without the prior approval of the Board or announces a tender or

BELLSOUTH 2002    19

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

Business Combinations

The Georgia legislature has enacted legislation which generally prohibits a corporation which has adopted a By-law electing to be covered thereby, which BellSouth has done, from engaging in any "business combination", that is a merger, consolidation or other specified corporate transaction, with an "interested shareholder", a 10% shareholder or an affiliate of the corporation which was a 10% shareholder at anytime within the preceding two years, for a period of five years from the date such person becomes an interested shareholder, unless the interested shareholder (a) prior to becoming an interested shareholder, obtained the approval of the Board of Directors for either the business combination or the transaction which resulted in the shareholder becoming an interested shareholder, (b) becomes the owner of at least 90% of the outstanding voting stock of the corporation in the same transaction in which the interested shareholder became an interested shareholder, excluding for purposes of determining the number of shares outstanding those shares owned by officers, directors, subsidiaries and certain employee stock plans of the corporation or (c) subsequent to the acquisition of 10% or more of the outstanding voting stock of the corporation, acquires additional shares resulting in ownership of at least 90% of the outstanding voting stock of the corporation and obtains approval of the business combination by the holders of a majority of the shares of voting stock of the corporation, other than those shares held by an interested shareholder, officers, directors, subsidiaries and certain employee stock plans of the corporation. BellSouth's "business combinations" By-law may be repealed only by an affirmative vote of two-thirds of the continuing directors and a majority of the votes entitled to be cast by the shareholders, other than interested shareholders, and shall not be effective until 18 months after such shareholder vote. The Georgia statute provides that a domestic corporation which has thus repealed such a By-law may not thereafter readopt the By-law as provided therein.

Fair Price Provisions

"Fair price" provisions contained in the Articles of Incorporation require, generally, in connection with a merger or similar transaction between BellSouth and an "interested shareholder," the unanimous approval of BellSouth's directors not affiliated with the interested shareholder or the affirmative vote of two-thirds of such directors and a majority of the outstanding shares held by disinterested shareholders, unless (a) within the past three years the shareholder has been an interested shareholder and has not increased its shareholdings by more than one percent in any 12-month period or (b) all shareholders receive at least the same consideration for their shares as the interested shareholder previously paid. Additionally, these provisions may be revised or rescinded only upon the affirmative vote of at least two-thirds of the directors not affiliated with an interested shareholder and a majority of the outstanding shares held by disinterested shareholders.

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

20    BELLSOUTH 2002

EXECUTIVE OFFICERS

The executive officers of BellSouth Corporation are listed below:

Name	Age	Office	Officer Since	This Office Since

F. Duane Ackerman	60	Chairman of the Board, President and Chief Executive Officer	1983	1997
Keith O. Cowan	46	Chief Planning and Development Officer	1996	2000
Francis A. Dramis, Jr.	54	Chief Information, E-Commerce and Security Officer	1998	2000
Ronald M. Dykes	56	Chief Financial Officer	1988	1995
Gary D. Forsee	52	Vice Chairman – Domestic Operations	1999	2002
Charles R. Morgan	56	General Counsel	1998	1998
W. Patrick Shannon	40	Vice President – Finance	1997	2000
Rafael de la Vega	51	President – Latin America Operations	1997	2002

        All of the executive officers of BellSouth, other than Mr. Dramis and Mr. Forsee, have for at least the past five years held high level management or executive positions with BellSouth or its subsidiaries. Mr. Dramis joined BellSouth in December 1998 from CIO Strategies Inc., a Clifton, Virginia-based information technology consulting firm. Prior to joining BellSouth in September 1999, Mr. Forsee was President and Chief Executive Officer of Global One, a global telecommunications joint venture, and before that held various senior positions with Sprint Corporation.

        All officers serve until their successors have been elected and qualified.

WEBSITE ACCESS

Our website address is www.bellsouth.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our investor relations website, www.bellsouth.com/investor/, under the heading "SEC Filings." These reports are available on our investor relations website as soon as reasonably practicable after we electronically file them with the SEC.

        We have adopted a written code of ethics that applies to all directors, officers and employees of BellSouth, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. The code of ethics will be available on our corporate governance website, www.bellsouth.com/corporate_governance/. In the event that we make any changes in, or provide any waivers from, the provisions of this code of ethics, we intend to disclose these events on our corporate governance website, www.bellsouth.com/corporate_governance/.

PART II

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The principal market for trading in BellSouth common stock is the New York Stock Exchange, Inc. (NYSE). BellSouth common stock is also listed on the London, Frankfurt, Amsterdam and Swiss exchanges. The ticker symbol for BellSouth common stock is BLS. At January 31,2003, there were 767,901 holders of record of BellSouth common stock. Market price data was obtained from the NYSE Composite Tape, which encompasses trading on the principal United States stock exchanges as well as off-board trading. High and low prices represent the highest and lowest sales prices for the periods indicated.

	Market Prices
			Per Share Dividends Declared
	High	Low

2001
First Quarter	$45.88	$36.46	$.19
Second Quarter	43.07	37.40	.19
Third Quarter	42.95	36.67	.19
Fourth Quarter	42.48	36.26	.19
2002
First Quarter	40.90	36.81	.19
Second Quarter	37.00	28.00	.20
Third Quarter	32.65	18.32	.20
Fourth Quarter	28.90	18.37	.20

STOCK TRANSFER AGENT AND REGISTRAR

Mellon Investor Services, LLC is our stock transfer agent and registrar.

BELLSOUTH 2002    21

SELECTED FINANCIAL AND OPERATING DATA
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

At December 31 or for the year ended	1998	1999	2000	2001	2002

Income Statement Data:
Operating revenues	$23,123	$25,224	$26,151	$24,130	$22,440

Operating expenses	17,219	18,787	19,267	17,789	17,535

Operating income	5,904	6,437	6,884	6,341	4,905

Net income	3,527	3,448	4,220	2,570	1,423

Operating income margin	25.5%	25.5%	26.3%	26.3%	21.9%

Diluted earnings per share of common stock	$1.78	$1.80	$2.23	$1.36	$0.76

Diluted weighted-average shares of common stock outstanding (millions)	1,984	1,916	1,891	1,887	1,876

Dividends declared per share of common stock	$.73	$.76	$.76	$.76	$.79

Balance Sheet Data:
Total assets	39,410	43,453	50,925	52,046	49,479

Long-term debt	8,715	9,113	12,463	15,014	12,283

Shareholders' equity	16,110	14,815	16,912	18,597	17,686

Other:
Operating cash flow	7,741	8,199	8,590	7,998	8,246

Investing cash flow	(5,457)	(9,888)	(9,303)	(7,039)	(1,707)

Financing cash flow	(1,681)	(167)	487	(1,428)	(4,649)

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Results of Operations" for a discussion of unusual items affecting the results for 2000, 2001 and 2002.

22    BELLSOUTH 2002

M A N A G E M E N T ' S    D I S C U S S I O N    A N D    A N A L Y S I S    O F
F I N A N C I A L    C O N D I T I O N    A N D    R E S U L T S    O F    O P E R A T I O N S
B E L L S O U T H    C O R P O R A T I O N

Throughout this section, dollars are in millions, except per share amounts.

Consolidated Results of Operations

Key selected financial and operating data for the three years ended December 31, 2000, 2001 and 2002 are as follows. All references to earnings per share are on a diluted basis. The following consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with results by segment.

				Percent Change
	2000	2001	2002	2001 vs. 2000	2002 vs. 2001

Results of operations:

Total operating revenues	$26,151	$24,130	$22,440	(7.7)	(7.0)
Operational and support expenses (excludes depreciation and amortization shown separately below)	14,088	12,649	11,895	(10.2)	(6.0)
Depreciation and amortization	4,935	4,782	4,643	(3.1)	(2.9)
Provision for restructuring and asset impairments	244	358	997	*	*
Total operating expenses	19,267	17,789	17,535	(7.7)	(1.4)
Operating income	6,884	6,341	4,905	(7.9)	(22.6)
Interest expense	1,328	1,315	1,188	(1.0)	(9.7)
Net earnings (losses) of equity affiliates	690	465	80	(32.6)	(82.8)
Gain (loss) on sale of operations	(14)	38	1,261	*	*
Foreign currency transaction loss	(46)	(81)	(679)	*	*
Other income (expense), net	412	(1,431)	196	*	*
Income before taxes and cumulative effect of change in accounting principle	6,598	4,017	4,575	(39.1)	13.9
Provision for income taxes	2,378	1,447	1,867	(39.2)	29.0
Cumulative effect of change in accounting principle	—	—	(1,285)	*	*
Net income	$4,220	$2,570	$1,423	(39.1)	(44.6)
Earnings per share	$2.23	$1.36	$0.76	(39.0)	(44.1)
Cash Flow Data:

Cash provided by operating activities	$8,590	$7,998	$8,246	(6.9)	3.1
Cash used for investing activities	(9,303)	(7,039)	(1,707)	24.3	75.7
Cash (used for) provided by financing activities	487	(1,428)	(4,649)	*	*
Other:

Effective tax rate	36.0%	36.0%	40.8%	0 bps	480 bps
Average short-term debt	$6,987	$6,164	$5,068	(11.8)	(17.8)
Average long-term debt	10,740	13,687	13,311	27.4	(2.7)
Total average debt	$17,727	$19,851	$18,379	12.0	(7.4)

*Not meaningful

BELLSOUTH 2002    23

The formation of Cingular Wireless significantly affected the comparability of our operating results. In October 2000, we contributed our domestic wireless voice and data operations to a joint venture with SBC Communications, Inc. (SBC) and formed Cingular Wireless (Cingular). We own an approximate 40% economic stake in Cingular, and share joint control with SBC. Because we exercise significant influence over the financial and operating policies of Cingular, we use the equity method of accounting for this investment. Under the equity method of accounting, we record our proportionate share of Cingular's earnings in our consolidated statements of income. These earnings are included in our Consolidated Statements of Income under the line item "Net earnings (losses) of equity affiliates." Prior to October 2000, we consolidated the revenues and expenses of these operations. As a result of this change, our 2000 results include nine months of revenues and expenses attributable to our former domestic wireless operations and three months of equity in earnings attributable to Cingular.

Operating Revenues

Operating revenues of $22,440 in 2002 decreased $1,690 from 2001 reflecting:

  •
  lower basic local voice revenues in the Communications group driven by retail line losses, including 952 thousand lines to competitors using UNE-P lines since December 31, 2001; slowing data revenue growth reflecting continued weak demand in the enterprise market and the telecommunications industry. Revenues were also reduced by $108 in 2002 for a refund to customers in Florida related to late payment fees. These decreases were partially offset by growth in DSL and long distance revenues and, to a lesser degree, in higher revenues from sales of custom calling features and recognition of service and activation revenue deferrals.
  •
  significant revenue declines in Latin America almost entirely attributable to the declining value of most Latin American currencies against the US dollar and economic and political instability in Argentina and Venezuela.
  •
  declines in revenue at our domestic advertising and publishing group due to an adjustment to unbilled receivables that reduced revenues in 2002 by $163. Excluding this adjustment, revenues increased $11 reflecting a weak advertising market associated with the economic downturn.
  •
  a decline in other revenues primarily due to the loss of revenues associated with insurance fees on wireless handsets as a result of Cingular creating its own insurance program in 2002.

        Operating revenues of $24,130 in 2001 decreased $2,021 from 2000 reflecting:

  •
  growth in Communications group revenues driven by increased data revenues due to higher usage of data transport by businesses and Internet service providers, wholesale revenues due to increasing competition, and, to a lesser extent, sales of custom calling features and the recognition of service and activation revenue deferrals. These increases were offset by declines in basic local voice revenues, reflecting competition, rate reductions and a slowing economy.
  •
  a decline in domestic wireless revenues due to the contribution of these operations to Cingular as discussed above. Revenues of $2,766 in 2000 represent nine months of operations prior to the contribution.
  •
  relatively flat Latin America group revenues favorably impacted by the acquisition of operations in Colombia in mid-2000, offset by weakening economies and declining value of currencies against the US dollar and lower revenues in our Venezuelan operations related to unfavorable changes in its interconnection agreements as well as changes in telecommunications regulation.
  •
  growth in advertising and publishing revenues of only 1.5%, reflecting a weak advertising market.
  •
  increases in other revenues reflecting revenues related to insurance for wireless handsets provided to customers of Cingular.

Operating Expenses

Operational and support expenses

Operational and support expenses of $11,895 in 2002 decreased $754 from 2001 reflecting:

  •
  lower expense credits in the Communications group related to pension and other retiree benefit costs and higher medical and prescription drug claim costs for active employees resulting in year-over-year increases, and higher uncollectible expense from customer bankruptcies and the economic downturn, higher costs of sales associated with the sale of wholesale long distance service and the recognition of service and activation cost deferrals. These increases were substantially offset by decreases in salary and wage expenses, employee related expenses and contract services as we reduced our workforce to meet lower demand.
  •
  significant expense declines in Latin America almost entirely attributable to the declining value of most Latin American currencies against the US dollar. Customer acquisition costs and operating costs were also lower as

24    BELLSOUTH 2002

    we continued to reduce force and gain cost efficiencies.

  •
  higher uncollectible expense in the domestic advertising and publishing group due to customer bankruptcies and non-paying customers associated with the weak economy.

        Operational and support expenses of $12,649 in 2001 decreased $1,439 from 2000 reflecting:

  •
  higher expenses at the Communications group related to spending for customer service and network support functions in support of customer service initiatives as well as expenses for our accelerated DSL growth initiative. Expenses were also higher in 2001 as a result of a $143 adjustment to the accrual for prior claims from competitive local exchange carriers regarding reciprocal compensation for ISP traffic and, to a lesser extent, the recognition of service and activation cost deferrals. The year-over-year change was also affected by a charge recorded in 2000 of approximately $200 related to litigation we settled with a distributor of residential telephone equipment for the termination of an existing agreement.
  •
  a decline in domestic wireless expenses due to the contribution of these operations to Cingular as discussed above. In addition, we recorded a charge of $72 related to changes in postretirement medical benefit obligations for the wireless employees that were transitioned to Cingular.
  •
  lower expense in the Latin America group driven primarily by lower customer acquisition-related costs reflecting more targeted acquisition efforts during 2001, as well as favorable effects of weakening local currencies in 2001, partially offset by increases of $121 resulting from wireless operations in Colombia which were acquired in mid-2000.

Depreciation and amortization

        Depreciation and amortization expense decreased $139 in 2002 and $153 in 2001.

  •
  the decrease in 2002 is due to a decline in expenses in the Latin America group, reflecting the effect of foreign currency exchange rates, the cessation of amortization of goodwill due to the adoption of SFAS No. 142 and revisions to depreciation at the Chilean and Colombian operations. These decreases were partially offset by an increase at the Communications group reflecting additional deployment of capitalized software.
  •
  the decrease in 2001 is attributable to the contribution of our former wireless operations to Cingular resulting in a decrease of $642 of expenses, offset by increases at the Communications group reflecting increased deployment of capitalized software and investment in broadband and the Latin America group due to inclusion of a full year's results of Colombia.

Provision for restructuring and asset impairments

2002 provision consists of the following:
Charges of $487 related to actions to reduce our workforce. The charge represents termination payments and enhanced benefits related to approximately 5,000 positions. The workforce reduction was undertaken to reduce operating costs in response to a slow economy, increased competition and regulatory pricing pressures. In addition, we recognized pension settlement losses of $167 related to lump-sum payments from the pension plans associated with the workforce reduction.

        Charges of $134 related to the decision to eliminate sales of certain services: wholesale long distance, e-business services, multi-media Internet exchange and public communications (payphones). Charges relate to asset impairments, early termination penalties on contracts and leases, and severance for affected employees.

        A charge of $221 related to the impairment of MMDS spectrum previously held for sale (see Note D) and a reversal of $12 from the remaining restructuring reserve related to the exit of the wireless video business.

2001 provision consists of the following:
Charges of $255 related to actions to reduce our workforce. The charge represents termination payments and enhanced benefits related to approximately 4,200 positions.

        Charge of $103 related to the decision to abandon a process automation project. The charge relates to asset impairments (primarily capitalized software), early termination penalties on contracts and leases, and severance for affected employees.

2000 provision consists of the following:
Charges of $78 related to actions to reduce our workforce. The charge represents termination payments and enhanced benefits related to approximately 2,100 positions. The workforce reduction was undertaken to reduce overhead expenses and the reduction of our domestic general and administrative staff. In addition, we recognized pension settlement gains of $362 related to lump-sum payments from the pension plans associated with the workforce reduction.

        Charge of $498 related to the exit of our wireless video entertainment business. The charge relates to asset impairments, early termination penalties on contracts and leases, and severance for affected employees.

        The 2000 provision also included $30 related to the impairment of our international, wholesale communication investment.

BELLSOUTH 2002    25

Interest Expense

Interest expense decreased $127 in 2002 and $13 in 2001. The decrease in 2002 was the result of both lower short-term interest rates and lower average principal amounts outstanding on short-term and long-term borrowings. The decrease in 2001 was primarily the result of decreases in interest rates on short-term borrowings. The decrease in the rates was partially offset by higher debt levels.

Net earnings (losses) of equity affiliates

Equity in Earnings	For the Year Ended December 31,			2001 vs. 2000	2002 vs. 2001

	2000	2001	2002	Change	Change

Cingular	$51	$673	$497	$622	$(176)
AB Cellular	623	—	—	(623)	—
Brazilian wireless affiliates	(134)	(231)	(402)	(97)	(171)
Other equity investees	150	23	(15)	(127)	(38)

Total	$690	$465	$80	$(225)	$(385)

Cingular

Earnings from Cingular in 2002 were down compared to 2001 (see "Results by Segment – Domestic Wireless" for further discussion of Cingular results). The 2001 increase in Cingular equity in earnings reflects 12 months of equity in earnings in 2001 compared to only three months in 2000 as the venture was formed on October 1. The 2000 earnings from AB Cellular include a gain of $479 from the redemption of AT&T from the AB Cellular partnership. See Note C to our consolidated financial statements. AB Cellular was subsequently contributed to the Cingular joint venture in January 2001.

Brazilian wireless affiliates

Losses from our Brazilian wireless affiliates in 2002 include a pre-tax loss of $383 related to the recognition of other-than-temporary impairments. Earnings excluding the impairments were $(19) which represents an improvement of $212 compared to 2001, primarily resulting from cessation of losses subsequent to the impairment. See Note B to our consolidated financial statements. Losses of $231 in 2001 were $97 higher than the comparable prior year period primarily due to foreign currency transaction losses on US Dollar denominated debt issued by the affiliates.

Other equity investees

Earnings from other equity investees declined $38 in 2002 as compared to 2001. The decline is primarily the result of losses from other-than-temporary impairments of $62 related to our investment in a Guatemalan wireless partnership and $17 related to an investment in OESP, a Brazilian yellow pages operation, partially offset by the cessation of losses related to E-Plus subsequent to its disposition that resulted in year-over-year improvement of $39.

        Earnings from other equity investees declined $127 in 2001 as compared to the prior year. The decline relates primarily to tax benefits recorded at E-Plus in 2000. In addition, earnings from E-Plus in 2000 include a gain of $68 related to the restructuring of our ownership in E-Plus.

Gain (loss) on sale of operations

Gain on sale of operations for 2002 includes a gain of $1,335 related to the conversion of our ownership interest in E-Plus and a loss of $74 associated with the disposal of Listel, our Brazilian advertising and publishing company.

        In 2001, we recognized a gain of $24 from the sale of a 24.5% ownership interest in SkyCell, an Indian wireless venture and $14 from the sale of BellSouth International Wireless Services, an international wireless roaming clearinghouse.

        During 2000, we sold ownership interests in wireless data operations in Belgium, the Netherlands and the United Kingdom. These sales generated a loss of $14.

Foreign currency transaction losses

Foreign currency transaction losses of consolidated subsidiaries, which relate primarily to US Dollar denominated debt in Latin America, increased $598 in 2002 and increased $35 in 2001. The increase in 2002 was driven by the devaluation of the Argentinean Peso, partially offset by gains due to the effect of the devaluation in Venezuela on the company's net monetary position. The increase in 2001 was primarily due to increased foreign currency losses in Colombia and Chile.

Other income (expense), net

Other income (expense), net includes interest income, gains (losses) on disposition of assets, losses from the write-down of investments and miscellaneous nonoperating income (losses).

        Other income (expense), net of $196 in 2002 represents an increase of $1,627 compared to 2001. The primary reason for the year-over-year change is a $1,634 decline in losses related to cost method investments as shown in the table below. Other factors in the change include a $99 increase in minority interests at our Latin America operations and $40 of expense related to the extinguishment of long-term debt in 2002.

        Other income (expense), net of $(1,431) in 2001 represents a decrease of $1,843 compared to 2000. The primary reason for the year-over-year change is $1,948 in losses related to cost method investments as shown in the table below. The losses were primarily the result of impairments recognized due to

26    BELLSOUTH 2002

other-than-temporary declines in the fair values of these investments and, to a lesser extent, realized losses on the sale of the investments. An increase in interest income of $215 associated with loans to Cingular partially offset the losses in 2001.

Loss (gain) on sales and impairments of cost method investments:	For the Year Ended December 31,

	2001	2002	Change

Qwest	$1,648	$336	$1,312
TCO	138	(22)	160
Crown Castle	86	—	86
Other	76	—	76

Total	$1,948	$314	$1,634

Provision for income taxes

The provision for income taxes increased $420 during 2002 and decreased $931 during 2001. Our effective tax rate was 36.0% in 2000 and 2001 and increased to 40.8% in 2002.

        The increase in the 2002 effective tax rate compared to 2001 was driven by the recording of a foreign tax valuation allowance, deferring recognition of the tax benefits generated by losses at our operations in Argentina. The valuation allowance is necessary due to a potentially limited tax carry-forward period. Partially offsetting this was an income tax benefit of $33 related to the recognition of a deferred tax asset for the excess of our tax basis over book basis in Listel, one of our Brazilian Yellow Page operations, resulting from this temporary difference reversing when we sold the property. In addition, the effective rate was reduced for income tax benefits of approximately $32 related to inflation adjustments deductible for Venezuelan tax purposes.

        The effective tax rate for 2001 was 36.0%, consistent with 2000. The 2001 effective rate includes the benefit of recognition of a deferred tax asset of $122 related to the excess of tax basis over book basis in our investment in E-Plus. We recognized this asset when it became apparent this temporary difference would reverse in the foreseeable future due to a decision to exchange shares in E-Plus for shares of KPN. Offsetting this benefit were negative impacts of an increase in losses from foreign equity investments, principally our Brazilian affiliates, which are reported net of tax, and the write-down of equity investments for which no state tax benefits were recorded.

        A reconciliation of the statutory federal income tax rate to the effective income tax rate for each period is included in note J to the consolidated financial statements.

Cumulative effect of change
in accounting principle

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

        In connection with the adoption of SFAS No. 142, we were required to perform initial valuations to determine if any impairment of goodwill and indefinite-lived intangibles exists. During the second quarter of 2002, we completed the transitional impairment test required under SFAS No. 142. Goodwill was tested for impairment by comparing the fair value of our reporting units to their carrying values. The test indicated an impairment that led to recognition of a loss of $1,277, with no income tax benefit. Additionally, Cingular completed its transitional impairment test in the second quarter of 2002 resulting in an additional loss to BellSouth of $8 after taxes.

Results by Segment

Our reportable segments reflect strategic business units that offer similar products and services and/or serve similar customers. We have four reportable operating segments:

  •
  Communications group
  •
  Domestic wireless
  •
  Latin America
  •
  Domestic advertising and publishing

        We have included the operations of all other businesses falling below the reporting threshold in the "All other businesses" segment.

        Management evaluates the performance of each business unit based on net income, exclusive of internal charges for use of intellectual property and adjustments for unusual items that may arise. Unusual items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. In addition, when changes in our business affect the comparability of current versus historical results, we adjust historical operating information to reflect the current business structure. See Note L to the consolidated financial statements for a reconciliation of segment results to the consolidated financial information.

        The following discussion highlights our performance in the context of these segments. For a more complete understanding of our industry, the drivers of our business, and our current period results, you should read this discussion in conjunction with our consolidated financial statements, including the related notes.

BELLSOUTH 2002    27

Communications Group

The Communications group includes our core domestic businesses including: all domestic wireline voice, data, broadband, e-commerce, long distance, Internet services and advanced voice features. The group provides these services to an array of customers, including residential, business and wholesale.

				Percent Change
	2000	2001	2002	2001 vs. 2000	2002 vs. 2001

Results of operations:

Segment operating revenues:
Local service	$11,468	$11,810	$11,641	3.0	(1.4)
Network access	4,769	4,969	4,666	4.2	(6.1)
Long distance	675	747	883	10.7	18.2
Other	1,543	1,545	1,299	0.1	(15.9)
Total segment operating revenues	18,455	19,071	18,489	3.3	(3.1)
Segment operating expenses:
Operational and support expenses	8,683	9,260	9,327	6.6	0.7
Depreciation and amortization	3,786	4,045	4,081	6.8	0.9
Total segment operating expenses	12,469	13,305	13,408	6.7	0.8
Segment operating income	5,986	5,766	5,081	(3.7)	(11.9)
Segment net income	$3,356	$3,304	$2,853	(1.5)	(13.7)
Segment net income including unusual items	$3,087	$3,102	$2,339	*	*
Key Indicators: (000s except where noted)

Access lines:(1)
Residential retail	16,679	16,230	15,186	(2.7)	(6.4)
Residential wholesale	556	728	1,276	30.9	75.3
Total residential lines	17,235	16,958	16,462	(1.6)	(2.9)
Business retail	7,957	7,652	7,254	(3.8)	(5.2)
Business wholesale	468	603	705	28.8	16.9
Total business lines	8,425	8,255	7,959	(2.0)	(3.6)
Other	248	209	182	(15.7)	(12.9)
Total access lines	25,908	25,422	24,603	(1.9)	(3.2)
Resale lines	800	729	436	(8.9)	(40.2)
UNE-P (included in access lines above)	224	620	1,572	176.8	153.5
UNE-Loop	307	423	377	37.8	(10.9)
Total Resale lines and UNEs	1,331	1,772	2,385	33.1	34.6
DSL customers	215	621	1,021	188.8	64.4
Long distance customers	—	—	1,002	*	*
Access minutes of use (millions)	115,217	110,106	98,571	(4.4)	(10.5)
Digital and data services revenues	$3,349	$4,161	$4,309	24.2	3.6
Calling feature revenues	$2,145	$2,281	$2,360	6.3	3.5
Capital expenditures	$5,440	$5,125	$3,337	(5.8)	(34.9)

*Not meaningful

(1)Access lines include an adjustment to convert ISDN lines to a switched access line basis for comparability.

28    BELLSOUTH 2002

Segment operating revenues

Local service

Local service revenues decreased $169, or 1.4%, during 2002 and increased $342, or 3.0%, during 2001. Loss of retail access lines, competitive pressures on pricing and declines in data revenue growth were the primary drivers of the decrease in 2002. The increase in 2001 was attributable to strong growth in digital and data revenues, wholesale revenues, and sales of custom calling features. These increases were partially offset by declines in basic service revenues reflecting competition, rate reductions and a slowing economy.

        Residential access lines decreased 2.9% in 2002 and 1.6% in 2001. The decline is being driven by soft economic conditions, technology substitution from wireless services and increased broadband usage and, to a lesser extent, facilities-based competition. The shift in mix of access lines from retail to wholesale is being driven primarily by regulatory pricing and competitors who benefit from such pricing.

        Competitors primarily utilize our local network under two methods: resale and through the use of UNE platform. Lines provided on a resale basis include all of the components necessary for a wholesale customer to provide complete service delivery to an end-user. UNEs represent components of our network that wholesale customers may combine with components of their own networks, or with other UNEs purchased from us (referred to as UNE Platform or UNE-P) to allow complete service delivery to an end-user. Wholesale UNE prices are based on a forward-looking cost model and the premise of a most efficient network design. Because the pricing is not based on historical cost, certain costs that exist in today's network are omitted from the calculations. The impact of competitors' use of UNEs and the UNE platform on us is two-fold in that it results in lower revenue per access line and has a detrimental impact on our margins as we retain the majority of the costs to maintain and service the access line. The impact is amplified due to competitors' fashioning service bundles that target high revenue customers. Under the legacy framework of state PSC-mandated subsidies, business rates are artificially higher in order to subsidize lower residence and rural rates. In addition, revenues from non-UNE sources such as switching and calling features as well as complementary services such as inside wire maintenance, operator services and directory assistance, are lost to UNE-P provisioned lines.

        During 2002, we added 952 thousand UNE-P lines, bringing total lines served via UNE-P to approximately 1.6 million. At December 31, 2002, we provided 2.4 million wholesale lines to competitors, on both a resale and UNE basis. As state public service commissions lower UNE rates, competitors have increasingly switched from a resale model to the UNE Platform due to the higher discounts.

        Revenues from optional calling features such as caller ID, call waiting, call return and voicemail service increased $79, or 3.5%, during 2002 and $136, or 6.3%, during 2001. These increases were driven by growth in calling feature usage through our Complete Choice® Package, a one-price bundled offering of over 20 calling features. With 5.7 million packages, Complete Choice® has penetrated 34.4% of residential access lines. During 2002, we introduced BellSouth Answers, a package that combines the Complete Choice calling plan with Cingular Wireless service, Internet services and BellSouth Long Distance. We ended the year with 1.2 million Answers packages in service.

        Data services revenue growth slowed to 3.6% during 2002 after increasing 24.2% during 2001. The reduction in growth rates in 2002 was due primarily to weak sales of wholesale data transport services to other communications providers. In 2002, wholesale data revenues represented about 54% of total data services revenues while retail services such as DSL, ISDN, Frame Relay, Lightgate, and Smartring account for the remaining 46%. During 2002, DSL revenues of $496 were up $243 from 2001 due to the addition of 400 thousand DSL subscribers offset slightly by lower average revenue per user due to promotional activity. Other retail data products, primarily DS1 (dedicated high capacity lines) lines were lower driven by decreases in demand.

        During 2001, data growth was generated by a broad spectrum of products and services including DSL, ISDN, Frame Relay, Lightgate and Smartring. DSL revenue growth during 2001 was $203.

        Increased penetration of extended local area calling plans driven by demand for Area Plus, a BellSouth package that combines a basic telephone line with an expanded local calling area, increased revenue $52 during 2001. Our overall access line loss coupled with migration to UNEs and technology substitution led to a 2002 decrease of $123.

        The recognition of service and activation revenue deferrals increased revenues $65 in 2002 and $86 in 2001. These increases were offset by corresponding increases in expenses.

Network access

Network access revenues decreased $303, or 6.1% in 2002 and increased $200, or 4.2% in 2001. Switched access revenue declines in 2002 resulted from a 10.5% decrease in access minutes-of-use volumes and a shift in the basis of wholesale line sales from resale to UNEs, which do not provide switched access revenues. These volumes continue to be negatively impacted by migration of minutes to dedicated digital and data services offerings which are fixed-charge based rather than minute-of-use based, competition

BELLSOUTH 2002    29

from competitive local exchange carriers whose traffic completely bypasses our network, and the effect of alternative services such as wireless and Internet e-mail. Revenues from dedicated high-capacity data line offerings declined approximately $15 in 2002 due to special access rate reductions effective July 2002.

        Growth during 2001 was due to increases in revenues from high capacity lines due to increased Internet service provider demand over 2000, offset to some extent by decreases in switched access revenues due to a 4.4% decrease in access minutes of use. Net rate impacts also decreased revenues by $50 in 2001 and $339 in 2000. These reductions were primarily related to the FCC's access reform and productivity factor adjustments. The reductions were partially offset by recoveries of local number portability costs in both 2001 and 2000.

Long distance

Long distance revenues increased $136, or 18.2%, in 2002 and $72, or 10.7% in 2001. Increases in both years include strong growth in wholesale long distance, driven by increased sales to second and third tier long distance carriers and higher volumes related to Cingular driven by proliferation of wireless long distance plans. Increases in 2002 also reflect the launch of retail interLATA services in nine southeastern states that we serve offset partially by losses in intraLATA toll as toll messages declined. We experienced lower IntraLATA toll revenues due primarily to the expansion of our local calling areas and increased demand for Area Plus services, which are included in local service.

        During 2002, we decided to eliminate sales of certain products within the wholesale long distance portfolio. This will result in a future decline in wholesale long distance revenues.

Other

Other revenue decreased $246, or 15.9%, during 2002 and increased $2, or 0.1%, during 2001. Reductions in payphone and collocation rent revenues and higher levels of discounts were the primary drivers of the decrease in 2002. BellSouth continues to transition out of the payphone business and will exit by year-end 2003. In 2001, growth from wireless interconnection and higher sales of data networking equipment were offset by reductions in payphone revenues and the impacts of exiting the wireless video entertainment business.

Segment operating expenses

Operational and support expenses

Operational and support expenses increased $67, or 0.7%, in 2002 and $577, or 6.6%, in 2001.

        The increase in expenses in 2002 of $67 was due primarily to the following increases:

  •

  provision for uncollectible receivables expense increase of $111 versus the prior year period due to bankruptcies of telecom sector wholesale customers and weak economic conditions.

  •
  lower expense credits related to pension and other retiree benefit costs and higher medical and prescription drug claim costs for active employees resulting in a year-over-year increase to expense of $99.
  •
  external cost of services and products were up $47 in 2002 as compared to 2001. Expenses associated with higher volumes in the long distance business were up $47 while costs related to equipment sales were down $7. Cost of services related to wholesale long distance will decline in future periods due to our decision to exit certain wholesale long distance services.
  •
  increases related to the recognition of service and activation expense deferrals of $65, universal service fund payments of $43, rents of $45 and advertising of $31.

         These increases were partially offset by the following decreases:

  •

  workforce reductions and lower overtime for network repair and maintenance activity that contributed to a decrease in salary and wage expense of $140 versus the prior year.

  •
  other employee-related expenses, such as travel and employee training, decreased $72 in 2002 in connection with lower headcount and cost reduction initiatives.
  •
  expenses related to contract services were down $63 due to lower costs associated with testing operational and support systems in connection with long distance entry and materials costs decreased $91 in 2002 compared to 2001 due to lower demand, operational efficiencies and lower modem costs.
  •
  gross receipts tax decreases of $62 primarily impacted by regulatory billing changes in North Carolina.

         The increase in operational and support expenses in 2001 was primarily attributable to higher labor costs associated with data growth initiatives and customer service initiatives, higher ongoing information technology expenses and service penalties. In addition, provision for uncollectible receivables expense increased $171 as the slowing economy caused an increase in CLEC and small business failures. The increase in 2001 also included $150 for costs of sales associated with wholesale long distance and data networking equipment. The recognition of service and activation expense deferrals also increased expenses $86 in 2001.

30    BELLSOUTH 2002

        These increases were partially offset by increased credits to expense of $141 as recognized pension plan credits exceeded expenses from other retiree benefits.

Depreciation and amortization

Depreciation and amortization expense increased $36 in 2002 and increased $259 in 2001. Depreciation expense decreased $74 in 2002 primarily due to declines in the overall composite depreciation rates when compared to the prior period. Depreciation expense increased $133 in 2001, resulting from higher levels of net property, plant and equipment, partially offset by declines in the overall composite depreciation rates. Amortization expense increased $110 in 2002 and $126 in 2001 driven by higher levels of capitalized software.

Accounting change

Effective January 1, 2003, we will adopt SFAS No. 143, "Accounting for Asset Retirement Obligations"(SFAS No. 143). This statement provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. SFAS No. 143 also precludes companies from accruing removal costs that exceed gross salvage in their depreciation rates and accumulated depreciation balances if there is no legal obligation to remove the long-lived assets. For our outside plant accounts, such as telephone poles and cable, estimated cost of removal does exceed gross salvage.

        Although we have no legal obligation to remove assets, we have historically included in our group depreciation rates estimated net removal costs associated with these outside plant assets, in which estimated cost of removal exceeds gross salvage. These costs have been reflected in the calculation of depreciation expense, which results in greater periodic depreciation expense and the recognition in accumulated depreciation of future removal costs for existing assets. When the assets are actually retired and removal costs are expended, the net removal costs are recorded as a reduction to accumulated depreciation.

        In connection with the adoption of this standard, we will be required to remove existing accrued net costs of removal in excess of the related estimated salvage from our accumulated depreciation for those accounts in which estimated removal cost exceeds gross salvage. The adjustment will be reflected in the income statement as a cumulative effect of accounting change adjustment and on the balance sheet as an increase to net plant and equipment. The result will be a one-time increase to net income of approximately $800 during 2003. Since we have previously accrued for net cost of removal through our depreciation rates, we expect 2003 depreciation expense to be approximately $130 lower than it otherwise would have been absent this change in accounting. We will expense net cost of removal on a cash basis going forward for the affected plant accounts. Average net cost of removal over the past several years has been approximately $30 per year.

Unusual items excluded from segment net income

Unusual items which were excluded from this segment's results consisted of the following: for 2002, special items of $(514) related to restructuring costs, including pension settlements, costs associated with the early extinguishment of debt, costs associated with service curtailments and asset impairments and refund of customer late fees in Florida; in 2001, special items of $(202) related to reciprocal compensation and restructuring costs; in 2000, special items of $(269) related to restructuring costs and a contract termination payment.

Domestic Wireless

During fourth quarter 2000, we contributed our domestic wireless operations to a joint venture with SBC Communications, forming the second largest wireless carrier in the US, Cingular. We own an approximate 40% economic interest in the venture and share control with SBC. We account for the investment under the equity method. For management purposes, we evaluate our domestic wireless segment based on our pro rata share, measured by equity ownership, of Cingular's results. Accordingly, results for our domestic wireless segment reflect our 40% proportionate share of each individual line item of Cingular's income statement for the period subsequent to formation of the venture. As such, comparison of 2001 results to 2000 may not be meaningful since 2000 segment results reflect nine months of our former domestic wireless operations and three months of our 40% of Cingular, while 2001 reflects 12 months of our 40% of Cingular.

        Because we exercise significant influence over the financial and operating policies of Cingular, we use the equity method of accounting for this investment. Under the equity method of accounting, we record our proportionate share of Cingular's earnings in our consolidated statements of income. These earnings are included in the caption "Net earnings (losses) of equity affiliates."

BELLSOUTH 2002    31

Certain reclassifications of prior period amounts have been made, where appropriate, to reflect comparable operating results.

				Percent Change
	2000	2001	2002	2001 vs. 2000	2002 vs. 2001

Segment operating revenues:
Service revenues	$3,944	$5,227	$5,499	32.5	5.2
Equipment revenues	337	416	392	23.4	(5.8)
Total segment operating revenues	4,281	5,643	5,891	31.8	4.4
Segment operating expenses:
Operational and support expenses	3,129	3,856	4,065	23.2	5.4
Depreciation and amortization	642	767	740	19.5	(3.5)
Total segment operating expenses	3,771	4,623	4,805	22.6	3.9
Segment operating income	510	1,020	1,086	100.0	6.5
Net earnings (losses) of equity affiliates	146	(29)	(106)	*	*
Segment net income	$297	$425	$357	43.1	(16.0)
Segment net income including unusual items	$589	$378	$301	*	*
Key Indicators:

Cellular/PCS Customers (000s)	8,337	8,638	8,770	3.6	1.5
Average monthly revenue per customer	$57	$52	$51	(8.8)	(1.9)

*Not meaningful

Segment operating revenues

Segment operating revenues grew $248, or 4.4%, during 2002 while cellular/PCS customers increased 1.5%. Net cellular/PCS customer additions in 2002 were down 81.3% from net customer additions in 2001. The decrease in net customer additions was primarily a function of a 12.3% reduction in gross customer additions from 2001. The decreases in 2002 were a result of intense industry competition, impacts of the economic slowdown, lower than expected sales performance and the continued decline in our prepaid and reseller customer bases, which was exacerbated by the bankruptcy of WorldCom, a major reseller of Cingular's wireless services.

        Revenue growth in 2002 consists of an increase of $272 in service revenues, offset by a decrease in equipment revenues of $24. Although service revenues increased in 2002 compared to 2001, the rate of increase declined during 2002, reflecting slower customer growth and lower prices for Cingular's services driven by increasing competition. Service revenue increases were primarily the result of higher local service revenues associated with growth in the customer base and the attraction of all-inclusive rate plans that offer larger numbers of included minutes and bundling of roaming and long distance offerings. Also included in the 2002 service revenues growth was revenues derived from the first quarter 2002 addition of a wireless handset captive insurance subsidiary. These insurance fees contributed $62 to the increase for 2002. The September 2001 consolidation of Puerto Rico wireless properties also contributed to the 2002 increase. These increases were partially offset by a decline in roaming and long distance revenues reflecting the migration of customers to regional and national rate plans and a reduction in roaming rates with major roaming partners to support all-inclusive rate plans and the formation of adventure to share infrastructure with T-Mobile USA, Inc., which reduced roaming charges to both carriers' customers.

        Segment operating revenues grew $1,362, or 31.8%, during 2001 when comparing our approximate 40% interest in Cingular to our wireless properties prior to the contribution. This increase is primarily attributable to changes in the operations between the periods and by the larger customer base created by the formation of Cingular in October 2000. On a pro forma basis, as if Cingular had been formed on January 1, 2000, revenues increased 12.8% in 2001 driven by an increase in its cellular/PCS customer base of 9.7%. Average monthly usage by customers increased during 2001, partially offset by lower per minute pricing. Average monthly revenue per customer decreased in 2001, due primarily to declines in revenue received from other wireless carriers for their customers roaming on Cingular's network.

Segment operating expenses

Operational and support expenses

Operational and support expenses increased $209, or 5.4%, during 2002. Cingular's expense growth was driven by increased service costs of $257 in 2002

32    BELLSOUTH 2002

resulting from a rise in minutes of use, higher roaming and long distance costs driven by customer movement toward all-inclusive rate plans which include more minutes, free long distance calling, and free roaming. Minutes of use on the network were up 36% in 2002. The 2002 increase was also impacted by an increase in uncollectible expense related to a WorldCom write-off. Further impacting 2002 expense growth were higher costs attributable to higher residual and upgrade commissions, costs associated with the launch of service in New York City, costs related to the provision of handset insurance through the new captive insurance subsidiary and restructuring-related severance costs. Slightly offsetting these increases were declines in branding expenses associated with the introduction of the Cingular brand name in 2001, lower equipment costs due to slower customer growth and efficiencies attributable to greater digital usage.

        Operational and support expenses grew $727, or 23.2%, in 2001 when comparing our approximate 40% interest in Cingular to our wireless properties prior to the contribution. This increase is primarily attributable to changes in the operations between the periods and by the larger customer base created by the formation of Cingular in October 2000. On a proforma basis, as if Cingular had been formed on January 1, 2000, Cingular's expenses increased 12.0% in 2001. Cingular's expense growth was driven by increased service costs resulting from a rise in minutes of use, higher bad debt expense due to the slowing economy, higher cash expenses for marketing and advertising related to Cingular's national branding campaign and merger and integration related expenses. Cost of equipment also increased primarily due to an increase in handset purchases in order to accommodate substantial growth, coupled with a shift towards higher priced handsets.

Depreciation and amortization

Depreciation and amortization of $740 decreased $27, or 3.5%, in 2002. Depreciation expense increased $60 and was comprised primarily of increased depreciation associated with new capital assets, partially offset by a reduction in depreciation as a result of the transfer of assets to Cingular's network infrastructure venture with T-Mobile. Amortization expense decreased by $87 compared with the prior year. This was primarily attributable to the January 1, 2002 adoption of SFAS No. 142 and the resultant cessation of the amortization of goodwill and of most wireless licenses.

        Depreciation and amortization expense growth of $125 in 2001 was largely attributable to the formation of Cingular in October 2000. On a proforma basis, as if Cingular had been formed on January 1, 2000, Cingular's 2001 depreciation and amortization expense increased 5.5% over 2000, largely attributable to higher levels of gross property, plant and equipment. Depreciation expense in 2000 was favorably impacted by the lower asset base which resulted from accelerated depreciation in an equipment exchange program.

Unusual items excluded from segment net income

Unusual items which were excluded from this segment's results consisted of the following: in 2002, special items of $(56) related to impairment losses; in 2001, special items of $(47) related to pension and postretirement losses; in 2000, special items of $292 related to the gain from the redemption of AT&T from the AB Cellular partnership.

Latin America

The Latin America segment is comprised of our investments in wireless businesses in eleven countries in Latin America. Consolidated operations include our businesses in Argentina, Chile, Colombia, Ecuador, Nicaragua, Peru and Venezuela. All other businesses, namely investments in Brazil, Panama, Uruguay and Guatemala, are accounted for under the equity method, and accordingly their results are reported as Net earnings (losses) of equity affiliates.

        As a result of losses associated with the severe currency devaluation in Argentina, our minority partner's equity accounts were exhausted. There are no legal requirements for those partners to further support the operation and we have received indications that these partners do not intend to provide any further funding. Accordingly, we ceased allocating losses and earnings from these operations to minority interests and began to recognize 100% of the operations during 2002.

        We have an earnings sharing arrangement with the partner in our Guatemalan wireless affiliate. The arrangement is based on substantive economic rights and risks that result in cash distributions upon liquidation based on the capital account balance at the date of distribution. Beginning in the fourth quarter of 2002, we began recognizing 100% of earnings/losses of this affiliate. We are required to recognize 100% of the losses up to a limit of $75 under the agreement. Through November 30, 2002, we had recognized approximately $3 in such losses. Subsequent to our recognition of $75 in cumulative losses, earnings will be allocated based on each partner's equity ownership.

        During 2002, our Brazilian wireless affiliates began to experience significant financial difficulties that eventually led to an impairment of our investment. Because our investment and net advances to these affiliates have been reduced to zero and due to the fact we have no further commitment or intent of financial support, we ceased recognizing losses related to these operations. In the event of sale or

BELLSOUTH 2002    33

liquidation of our investment, we will recognize cumulative translation losses as part of the gain or loss on sale or liquidation. The cumulative foreign currency translation losses related to these investments were $268 at December 31, 2002.

Also during 2002, we exited our remaining advertising and publishing operations in Latin America.

				Percent Change
	2000	2001	2002	2001 vs. 2000	2002 vs. 2001

Segment operating revenues:
Service revenues	$2,386	$2,439	$1,878	2.2	(23.0)
Equipment revenues	197	187	140	(5.1)	(25.1)
Other revenues	248	223	180	(10.1)	(19.3)
Advertising and publishing revenues	135	86	40	(36.3)	(53.5)
Total segment operating revenues	2,966	2,935	2,238	(1.0)	(23.7)
Segment operating expenses:
Operational and support expenses	2,311	2,050	1,505	(11.3)	(26.6)
Depreciation and amortization	605	605	440	0.0	(27.3)
Total segment operating expenses	2,916	2,655	1,945	(9.0)	(26.7)
Segment operating income	50	280	293	*	4.6
Net losses of equity affiliates	(45)	(36)	(10)	*	*
Segment net income/(loss)	$(152)	$(50)	$113	*	*
Segment net income/(loss) including unusual items	$(256)	$(396)	$(2,085)	*	*
Key Indicators:

Customers(1) (000s)	7,069	7,585	8,172	7.3	7.7
Average monthly revenue per customer(1)	$34	$25	$19	(26.5)	(24.0)

*Not meaningful

(1)The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.

Segment operating revenues

Segment operating revenues decreased $697, or 23.7%, in 2002 and $31, or 1.0%, in 2001. The decrease in 2002 is almost entirely attributable to the continued weakening of our Latin America operations' local currencies against the US Dollar. Significant economic challenges continue in Argentina and Venezuela, two of BellSouth's largest Latin America markets. The currency devaluations that began during the first quarter continued to worsen throughout the year. As of November 30, 2002, the Argentine Peso had devalued approximately 71 percent relative to the US Dollar and the Venezuelan Bolivar had depreciated approximately 44 percent since the beginning of 2002. We are attempting, where possible, to mitigate these negative currency impacts through price increases.

        The decreases in Argentina and Venezuela were partially offset by increases in service revenues totaling $118 at our operations in Colombia and Ecuador, attributable to growth in the customer bases of those operations.

        Other revenues relate primarily to wholesale long distance voice, data access and transport and Internet access. The decrease in 2002 relates primarily to currency fluctuations.

        Advertising and publishing revenues decreased in 2002 due to devaluation, competitive pressures and our exit of the business in 2002.

        Segment operating revenues in 2001 were negatively affected by numerous factors including:

  •
  the weakening of our Latin America operations' local currencies against the US Dollar. During 2001, the Venezuelan Bolivar devalued approximately 7% relative to the US Dollar
  •
  unfavorable changes in the interconnection agreements as well as changes in telecommunication regulation, which reduced revenues by approximately $64
  •
  decreases in equipment revenues at our operations in Venezuela and Argentina totaling $55, attributable to a reduction in gross customer additions compared to 2000
  •
  a $49 decrease in advertising and publishing revenues attributable to increased competitive and economic pressures on our operations in Brazil
  •
  the loss of $63 in revenues from BellSouth Access, a wholesale communications provider. This operation was shut down in November 2000.

34    BELLSOUTH 2002

These decreases were partially offset by a $189 increase in revenues from the Colombian operations that were acquired in mid-2000.

        Revenue per customer decreased in 2002 primarily due to the effect of foreign currency translation. Revenue per customer declined in 2001 primarily due to the continued expansion into lower-usage customer segments through offerings such as prepaid cellular service as well as economic and competitive pressures in the region.

Segment operating expenses

Operational and support expenses

Operational and support expenses decreased $545, or 26.6%, in 2002 and $261, or 11.3%, in 2001. The 2002 decrease is almost entirely attributable to the declining value of most Latin American currencies against the US Dollar. Reductions in expenses are also being driven by lower customer acquisition costs and targeted reductions in administrative costs. The 2001 decrease was the result of reductions in customer acquisition costs resulting from a 17.4% decline in gross customer additions and reductions in administrative costs, partially offset by increased expenses from a full year of the Colombian operations.

Depreciation and amortization

Depreciation expense decreased $86 in 2002 as a result of currency devaluations and true-ups of depreciation on network assets in Chile and Colombia. Amortization expense decreased $79 during 2002 primarily as a result of the cessation of amortization of goodwill due to the adoption of SFAS No. 142, and to a lesser extent, to the effect of foreign currency translation.

        Depreciation expense decreased $20 in 2001 as a result of lower depreciation in Venezuela due to a change in the useful life of network equipment effective first quarter 2001 offset by higher gross depreciable plant resulting from the continued investment in our wireless network infrastructure. Amortization expense increased $20 during 2001 as a result of the intangibles related to the acquisition of the operations in Colombia.

Net losses of equity affiliates

Net losses from our Latin America equity affiliates improved $26 to $(10) in 2002 and $9 to $(36) in 2001. The 2002 improvement was primarily due to the cessation of recording losses in our Brazil investments.

Unusual items excluded from segment net income

Unusual items which were excluded from this segment's results consisted of the following: in 2002, special items of $(2,198) related to impairment losses under SFAS No. 142, foreign currency transaction losses, Brazil loan impairment, losses on the sale of Brazilian yellow pages operation, asset impairments and severance costs, partially offset by gain on sale of stock; in 2001, special items of $(346) related to foreign currency transaction losses, asset impairments and restructuring costs, partially offset by a gain from the sale of our investment in BellSouth International Wireless Services; in 2000, special items of $(104) pertained to foreign currency transaction losses and asset impairments.

Domestic Advertising and Publishing

Our domestic advertising and publishing segment is comprised of companies in the US that publish, print, sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic product offerings.

				Percent Change
	2000	2001	2002	2001 vs. 2000	2002 vs. 2001

Segment operating revenues	$2,066	$2,091	$2,108	1.2	0.8
Segment operating expenses:
Operational and support expenses	997	1,023	1,165	2.6	13.9
Depreciation and amortization	28	28	27	0.0	(3.6)
Total segment operating expenses	1,025	1,051	1,192	2.5	13.4
Segment operating income	1,041	1,040	916	(0.1)	(11.9)
Segment net income	$635	$633	$556	(0.3)	(12.2)
Segment net income including unusual items	$658	$630	$439	(4.3)	(30.3)

BELLSOUTH 2002    35

Segment operating revenues

Segment operating revenues increased $17, or 0.8%, during 2002 and $25, or 1.2%, during 2001. Overall industry growth continued to slow in 2002 in connection with continued weak economic conditions, which resulted in $18 reduction in publishing revenues. This decline was more than offset by increases in commission revenues earned for advertising placements and electronic media offerings.

Segment operating expenses

Operational and support expenses increased $142, or 13.9%, in 2002 and $26, or 2.6%, in 2001. This increase is primarily due to higher provision for uncollectible receivables expense, which increased $181 for 2002, partially offset by lower printing and distribution costs. The higher provision was primarily due to weak economic conditions and increased bankruptcies of our advertisers. The increase in 2001 is attributable to increases of $47 in the directory businesses, partially offset by $21 of lower expense related to electronic media offerings. Provision for uncollectible receivables expense was a primary driver of the increase as other costs were held in line with revenue growth.

        Depreciation and amortization remained relatively flat in both 2002 and 2001.

Accounting change

Effective January 1, 2003, we will change our method for recognizing revenues and expenses related to our directory publishing business from the issue basis method to the deferral method. Under the issue basis method, we recognize 100% of the revenues and direct expenses at the time the directories are published and delivered to end-users. Under the deferral method, revenues and direct expenses are recognized ratably over the life of the related directory, generally 12 months. The change in accounting method will be reflected in the income statement as a cumulative effect of accounting change adjustment. The result will be a one-time decrease to net income of approximately $500 during 2003. Other than this one-time adjustment, we do not expect the change in accounting to affect our annual results.

Unusual items excluded from segment net income

Unusual items which were excluded from this segment's results consisted of the following: in 2002, special items of $(117) related to an unbilled receivable adjustment, severance costs and employee benefits related to workforce reduction; in 2001, special items of $(3) related to restructuring costs; in 2000, special items of $23 related to pension gains and gain on stock sale.

All Other Businesses

All other businesses primarily consists of a captive insurance subsidiary and equity investments in wireless operations in Denmark, Israel, and our former operations in Germany.

				Percent Change
	2000	2001	2002	2001 vs. 2000	2002 vs. 2001

Segment operating revenues	$103	$140	$99	35.9	(29.3)
Segment operating expenses	79	113	58	43.0	(48.7)
Segment operating income	24	27	41	12.5	51.9
Net earnings of equity affiliates	40	4	49	*	*
Segment net income	$49	$31	$70	(36.7)	125.8
Segment net income including unusual items	$117	$50	$927	*	*

*Not meaningful

36    BELLSOUTH 2002

Segment Operating Results

Revenues and expenses were derived primarily from the sale of insurance on customer premises equipment and amortization of deferred revenues related to a transaction with Crown Castle to monetize wireless towers in 1999. The decrease in operating revenues and expenses is attributable to the discontinuance of sales of insurance on wireless handsets effective first quarter 2002. In addition, revenues for 2000 included revenues from wireless data operations in Belgium, the Netherlands and the United Kingdom which were sold in mid-2000.

        Net earnings of equity affiliates increased $45 in 2002. The increase was attributable to the cessation of recording losses related to E-Plus subsequent to its sale.

        During 2002, we exchanged our 22.51% stake in E-Plus for 234.7 million shares of Royal KPN N.V. (KPN), representing 9.42% of KPN's outstanding shares. We subsequently sold these shares and surrendered our existing warrant on KPN shares and our exchange rights with regard to KPN Mobile. Net earnings of equity affiliates declined $36 in 2001. The decline was attributable to the German operations, partially offset by higher income from the operations in Denmark and Israel.

        During 2001, we sold a 24.5% ownership interest in SkyCell, an Indian wireless venture.

Unusual items excluded from segment net income

Unusual items which were excluded from this segment's results consisted of the following: in 2002, special items of $857 related to a gain on the conversion of E-Plus and sale of KPN stock; in 2001, special items of $19 related to a gain from the sale of our investment in SkyCell; in 2000, special items of $68 related to a gain from the restructuring of the investment in E-Plus.

Liquidity and Financial Condition
Net cash provided by (used for):

				Percent Change
	2000	2001	2002	2001 vs. 2000	2002 vs. 2001

Operating activities	$8,590	$7,998	$8,246	(6.9)	3.1
Investing activities	$(9,303)	$(7,039)	$(1,707)	24.3	75.7
Financing activities	$487	$(1,428)	$(4,649)	*	*

*Not meaningful

Net cash provided by operating activities

Cash generated by operations increased $248 during 2002 and decreased $592 during 2001. The increase in 2002 was driven primarily by positive working capital changes, offset to some extent by lower cash generated from operations attributable to negative growth and margin contraction.

        The decrease in 2001 was driven primarily by the contribution of our domestic wireless operations to the Cingular joint venture in 2000. Those operations, which were contributed in October 2000, generated total operating cash flow of $892 during the first three quarters of 2000. This decrease was partially offset by favorable timing of tax and other payments and other working capital changes supporting operations.

Net cash used for investing activities

Capital expenditures

Capital expenditures consist primarily of (a) gross additions to property, plant and equipment having an estimated service life of one year or more, plus the incidental costs of preparing the asset for its intended use, and (b) gross additions to capitalized software.

        Total investment in property, plant and equipment has increased from $54 billion at January 1, 1998 to $64 billion at December 31, 2002, not including deductions for accumulated depreciation. During this period, significant additions to property, plant and equipment were required to meet the growing demand for telecommunications services and to continually modernize and improve such services to meet competitive demands. However, during late 2001 and 2002 demand decreased significantly. Although current demand is down, we project continued population and economic expansion in certain growth centers within our nine-state area during the next five to ten years. In addition, we'll continue to make investments in our international markets to transition technology for our wireless networks and to support customer growth.

BELLSOUTH 2002    37

        Our capital expenditures for 1998 through 2002 were as follows:

Millions

1998	$5,212
1999	$6,200
2000	$6,995
2001	$5,997
2002	$3,785

        Decreases in capital spending levels in 2002 reflect continued decreases in demand. We project 2003 capital expenditures to be less than 2002 levels. A majority of the expenditures will be to expand, enhance and modernize current wireline operating systems.

        We expect expenditures for 2003 to be financed substantially through internal sources and, to the extent necessary, from external financing sources.

Other investing activities

Other 2002 investing activities include receipt of $2,358 in proceeds from the sale of shares in Qwest, KPN and portions of our investment in Telecentro Oeste Celular Participacoes SA (TCO) as well as proceeds from a principal payment related to a loan to KPN.

        In addition, we contributed a total of $309 to equity affiliates, including $200 to Cingular and $94 to Brazil. The Cingular contribution indirectly related to income tax benefits received associated with our investment in Cingular. We do not anticipate any additional capital contributions to Cingular in the foreseeable future.

        During 2001, we advanced $1,850 to E-Plus via demand notes that replaced previously guaranteed debt, invested $279 in loan participation agreements related to our Colombian operations and invested approximately $105 in our Brazilian wireless affiliates. We also generated approximately $1,100 from the sale of a portion of our investment in Qwest common stock.

Net cash provided by
(used for) financing activities

The increase in cash used for financing activities during 2002 compared to 2001 reflects substantial debt pay downs during 2002. We utilized cash from operations to reduce our short-term borrowings by $1,408 and long-term notes by $1,223. This includes early extinguishment of $1,120 in long-term debt, which resulted in a loss on extinguishment of $40.

        During 2001 and 2000, we refinanced a portion of our short-term commercial paper borrowings with proceeds from the issuance of long-term debt. These transactions allowed us to take advantage of favorable long-term interest rates, lengthen the average maturity of our debt and ensure that our refinancing risk is reasonably balanced. In addition, lower commercial paper borrowings reduce the need for back-up lines of credit and related costs.

Our 2001 debt issuances included:

  •
  $1,000 of 5% Notes due 2006
  •
  $1,000 of 6% Notes due 2011
  •
  $ 750 of 6 7/8% Notes due 2031
  •
  $1,000 of variable rate 20-put-1 Securities due 2021 (current rate 4.11%).

The first three issues provide for interest payments on a semi-annual basis. The 20-put-1 Securities provide for an annual interest payment. None of these issues contain financial covenants that could require early repayment of the debt. The 20-put-1 Securities contain a mandatory put option and a call option which is discussed in the section titled "Anticipated sources and uses of funds" below.

        Also during 2002, we paid dividends of $.78 per share totaling $1,460 and purchased 22.3 million shares of our common stock in the open market for approximately $591. Dividends paid in 2001 and 2000 were $.76 per share in both years, totaling $1,424 and $1,427, respectively.

        Our debt to total capitalization ratio of 49.6% at December 31, 2002 decreased from 52.0% at December 31, 2001 reflecting the $2.6 billion debt pay down for both short-term and long-term notes noted above.

Anticipated sources and uses of funds

Cash flows from operations are our primary source of cash for funding existing operations, capital expenditures, debt interest and principal payments, and dividend payments to shareholders. Should the need arise, however, we believe we are well positioned to raise capital in the public debt markets.

        At December 31, 2002, our long-term debt rating was Aa3 from Moody's Investor Service and A+ from Standard and Poor's. Our short-term credit rating at December 31, 2002 was P-1 from Moody's and A-1 from Standard and Poor's. Our authorized commercial paper program is $8.0 billion, but only $1.9 billion was outstanding at the end of 2002. We believe we have ready access to the commercial paper market in the event funding in excess of our operating cash flows is needed. Furthermore, we have $2.0 billion in unused committed back-up lines of credit available in case we are unable to access the commercial paper market. Each facility differs in exact terms but there are no significant covenants, commitment fees or requirements for compensating balances associated with any line of credit. We do not have any balances outstanding under any of the referenced back-up lines. We also have a registration statement on file with the SEC under which $2.3 billion of long-term debt securities could be issued.

38    BELLSOUTH 2002

        The majority of our operating cash flow is generated by our Communications Group and Domestic Advertising and Publishing segments. These segments generate sufficient cash flow to both cover their operating, investing and financing needs and provide excess cash to the corporate parent for corporate uses. The Latin America group typically generates sufficient cash to meet its operating and investing needs. As discussed below, however, some of the operations within this segment may experience financing needs for the purchase of additional ownership interests or to meet debt payments that will require funding from other financing sources. The Domestic Wireless segment, which consists entirely of our equity investment in Cingular, does not rely on BellSouth for funding; Cingular generates sufficient cash flow to meet its operating, investing and financing needs through its own operations or through its own financing activities.

        While current liabilities exceed current assets, our sources of funds—primarily from operations and, to the extent necessary, from readily available external financing arrangements—are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the needs of our business, including planned capital expenditures, dividend payments to shareholders and current maturities of long-term debt for the foreseeable future. Certain non-recurring events, described below, may absorb additional cash resources.

Debt and equity put options

Several issues of long-term debt contain embedded options which may require us to repurchase the debt or which alter the interest rate associated with that debt. Those issues, their amounts and the date of the related options, are as follows:

Issue	Amount	Date of Put Option

20-put-1 Securities	$1,000	Annually beginning April 2002
Extendible Liquidity Securities	1,800	Quarterly beginning December 2000

The 20-put-1 Securities carry a mandatory put option held by the investor (the investor could require us to repurchase the securities) and a call option that is held by a third party (the third party could require the investor to sell the securities to the third party). If the call option is not exercised on these securities, we are required to repurchase the debt. If the call option on the 20-put-1 Securities is exercised, they will be remarketed at the strike rate of 4.137% plus our then-current 1-year credit spread. The extendible liquidity securities maybe extended quarterly from a 10-month maturity to a thirteen-month maturity by the holders of the notes but will not extend later than January 2006. The extendible liquidity securities bear interest at the three-month LIBOR, plus or minus a spread ranging from minus 0.02% to plus 0.06%.

        We own approximately 78% of Telcel, our Venezuelan operation. Telcel's other major shareholder holds an indirect 21% interest in Telcel. Under a Stock Purchase Agreement, that shareholder has the right to require us to purchase (the puts), and we have the right to require that shareholder to sell (the calls) to us, approximately half of that shareholder's interest in Telcel in 2000 and the remaining balance in 2002. If we exercise our call right, we would purchase that shareholder's interest at between 100% and 120% of its appraised fair value. If the shareholder elects to require us to purchase the interest, we would do so at between 80% and 100% of its appraised fair value. In 2000, the shareholder initiated a process for appraising the value of its interest in Telcel, but the process was not completed. We are currently in arbitration with our partner in which each of us and our partner have alleged breaches by the other of the Stock Purchase Agreement and ancillary agreements, along with related claims. At this time we are unable to predict the outcome of this arbitration and, therefore, cannot determine the financial implications of this matter. We cannot determine who will exercise their rights under the agreement, or the amount if exercised.

        We own approximately 66% of BellSouth Colombia. Our partner holds the remaining 34%. We have agreed with our partner to a series of related put and call agreements where by we can acquire, or could be compelled by our partner to acquire, additional shares of the company, up to the partner's entire interest, at a price approximately equal to appraised fair value. Our partner currently has the right to put to us approximately one-half of his 34% interest in the Colombian operation. The put expires in June 2005. The remaining balance can be put to us beginning in 2006 until 2009. Our first call option for up to a number of shares currently equal to approximately10.5% of BellSouth Colombia's outstanding common stock is first exercisable in December 2003. We cannot determine who will exercise their rights under the agreement, or the amount if exercised.

        Other events that may require additional cash resources are discussed below under "Operating Environment and Trends of the Business—Latin America Economic Trends."

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

We have guaranteed approximately $30 of the long-term debt of our Guatemalan entity. We own 60% of that company and we account for it using the equity method.

BELLSOUTH 2002    39

        In most of our sale and divestiture transactions we indemnify the purchaser for various items including labor and general litigation as well as certain tax matters. The nature and terms of these types of indemnities vary by transaction. Generally, the terms last three to five years for general and specific indemnities and for the statutory review periods for tax matters.

        The events or circumstances that would require us to perform under the indemnity are transaction and circumstance specific. Historically, we have not incurred significant costs related to performance under these types of indemnities. At December 31, 2002, we estimate the aggregate maximum amount of potential payments under these types of indemnities to be approximately $300. Approximately $35 is carried as a liability in our consolidated balance sheet related to potential claims under these types of indemnities at December 31, 2002.

        We do not have transactions, arrangements or relationships with "special purpose" entities, and we do not have any off-balance sheet debt.

Contractual obligations
The following table discloses aggregate information about our contractual obligations and the periods in which payments are due:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Debt maturing within 1 year	$5,114	$5,114	$—	$—	$—
Long-term debt	12,586	—	3,487	598	8,501
Operating leases	721	117	298	64	242
Unconditional purchase obligations[1]	4,053	772	1,976	1,305	—
Interest rate swaps[2]	(111)	—	(111)	—	—
Currency swaps	(263)	(83)	(180)	—	—
Total contractual cash obligations	$22,100	$5,920	$5,470	$1,967	$8,743

1The total unconditional purchase obligation includes $381 related to agreements with Qwest and Nortel that do not stipulate annual minimum purchases. The agreement with Qwest expires in 2006 and the Nortel agreement expires in 2003.

2The amounts due for the interest rate swaps and forward contracts are based on market valuations at December 31, 2002. Actual payments, if any, may differ at settlement date.

Related party transactions

We own an approximate 40% interest in Cingular. We generated revenues of approximately $386 in 2002 and $304 in 2001 from the provision of local interconnect, long distance and complex business services to Cingular and agent commissions from Cingular. We also earned $284 in 2002, $287 in 2001 and $72 in 2000 from interest income on advances to Cingular.

        In October 2000, we entered into a transition services agreement with Cingular, pursuant to which we provide transition services and products for a limited period of time. The services we provided included government and regulatory affairs, finance, compensation and benefit accounting, human resources, internal audit, risk management, legal, security and tax. The services we provided terminated prior to December 31, 2002. The fees were determined based on the cost of providing the level of service expected to be provided at the time we entered into the agreements.

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

40    BELLSOUTH 2002

Foreign Currency Translation

The functional currency for most of our foreign operations is the local currency. The translation of income statement and balance sheet amounts of these entities into US Dollars gives rise to cumulative translation adjustments, which are included in accumulated other comprehensive income (loss) in our consolidated statements of shareholders' equity and comprehensive income. We have not hedged our accounting translation exposure to foreign currency fluctuations relative to these investments.

Foreign Exchange Risk

Our objective in managing foreign exchange risk is to protect against cash flow and earnings volatility resulting from changes in foreign exchange rates. Short-term foreign currency transactions and commitments expose us to changes in foreign exchange rates. We occasionally enter into forward contracts and similar instruments to mitigate the potential impacts of such risks. The success of these strategies, however, depends on many factors and, as a result, such hedging maybe ineffective.

        Several of our foreign operations hold US Dollar–denominated debt and recognize foreign currency gains or losses based on movements in the exchange rate between the US Dollar and local currencies. The amount of US Dollar–denominated debt for consolidated entities at November 30, 2002, is $1,312. See "Operating Environment and Trends of the Business—Foreign Risks."

Risk Sensitivity

Our use of derivative financial instruments is designed to mitigate foreign currency and interest rate risks, although to some extent they expose us to credit risks. The credit risks associated with these instruments are controlled through the evaluation and continual monitoring of the creditworthiness of the counter parties. In the event that a counter party fails to meet the terms of a contract or agreement, our exposure is limited to the current value at that time of the currency rate or interest rate differential and not the full notional or contract amount. Such contracts and agreements have been executed with credit worthy financial institutions, and as such, we consider the risk of nonperformance to be remote.

The following table provides information, by maturity date, about our interest rate sensitive financial instruments, which consist of fixed and variable rate debt obligations and includes the debt of our consolidated Latin America operations. Fair values for the majority of our long-term debt obligations are based on quotes from dealers.

	2003	2004	2005	2006	2007	Thereafter	Total Recorded Amount	Fair Value

Debt:
Fixed rate debt	$3,740	$204	$389	$1,006	—	$8,795	$14,134	$15,346
Average interest rate	4.65%	6.73%	9.58%	5.08%	—	6.83%
Variable rate debt	$1,375	$331	$442	$1,115	—	—	$3,263	$2,913
Average interest rate	2.24%	4.50%	3.18%	2.34%	—	—

Proportional Debt

Our consolidated debt at December 31, 2002 was $17,397 representing the debt of all consolidated subsidiaries. We have minority partners in various consolidated wireless properties as well as significant investments in other wireless properties that are not consolidated for accounting purposes due to the fact that we do not exercise control over those operations. The following table presents our proportionate share of total debt for all of our investments—adjusting our share of debt in each of our consolidated subsidiaries or equity method investments based on ownership percentages.

Consolidated debt	$17,397

Less: debt attributable to minority partners	(331)
Plus: debt associated with unconsolidated investments (excluding shareholder loans)	1,564
Proportional debt	$18,630

Debt attributable to minority partners represents our minority partners' share of external debt included in our consolidated balance sheet at December 31, 2002.

        Debt associated with unconsolidated investments relates primarily to our interest in Cingular. This is non-recourse debt. The table excludes debt of $643 attributable to our Brazilian wireless affiliates because we have no further commitment to support those

BELLSOUTH 2002    41

operations and are currently exploring various options, including the sale of these investments.

Operating Environment and Trends of the Business

Domestic Economic Trends

On average, the economy of the nine-state region tends to closely track the US economy. Real gross domestic product (GDP) in 2002 was not strong enough to lift employment in the nation or our region. GDP growth for 2002 is estimate data 2.4 percent average annual rate. The 2002 GDP grew compared to the 2001 GDP, but was below the economy's potential growth rate and was driven largely by consumer and governmental spending, and by restocking of inventories. Business fixed spending is projected to rise in 2003, lifting GDP growth to 3.2 percent.

        We believe real personal income growth in the nine-state region averaged 2.5 percent in 2002 and is expected to average 3.9 percent in 2003. Employment in the region, which has been closely correlated with various measures of our business performance in the past, did not grow in 2002, but is forecasted to increase 2 percent in 2003. Residential construction activity, which did not slump in the recession, is expected to remain at a strong pace in 2003. Housing starts are predicted to top 450 thousand in 2003. Historically, our business has generally followed the timing of the cycle in the overall economy, so we expect to see signs of recovery in our operations as the pace of economic activity improves during 2003.

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

        Specifically, the regional Bell operating companies continue to be adversely affected by economic weakness, technology substitution, competition and regulatory burdens. In addition, smaller telecommunications competitors continue to declare bankruptcy at alarming rates, raising questions about the ability of the newly bankrupt companies to pay their obligations and their business models if they re-emerge from bankruptcy with significantly less leverage. Technology substitution from wireless services, DSL and cable telephony is expected to continue for the foreseeable future. Further, CLECs continue to use UNE-P as an alternative to facilities deployment, significantly reducing their costs. The widespread use of UNE-P enables competitive local exchange carriers to offer lower priced services, enabling them to gain market share. Meanwhile, the obligation to provide competitors with access to facilities under UNE-P significantly reduces the revenue and margins of the regional Bell operating companies. The FCC is considering the effects of UNE-P pricing and availability in the triennial review of its policies on unbundled network elements. The FCC announced decisions in that proceeding on February 20, 2003, but has not yet issued the required order and rules that provide the legal content of the decisions. We believe the ability to offer long distance services gives us product parity to influence customer retention and reacquisition but will do little to offset the reduced margin effects of current UNE-P pricing. See "—Regulatory Developments" below.

        Over the next 12 to 24 months, we expect to see continued growth in our DSL subscribers and a significant increase in our long-distance subscriber base as we offer long distance in all of our nine states.

        In the domestic wireless area, increasing competition and market saturation will likely cause the increase in subscribers to continue to slow in comparison to historical growth rates. It is widely anticipated that the wireless communications industry could experience further consolidation. However, it is difficult to predict how any such consolidation would affect Cingular's financial condition.

Other Matters in the Domestic Business

Supra Telecom, a local service provider in Florida, leases over 250 thousand access lines on a UNE and resale basis. We have been involved in numerous legal proceedings during the last two years with this customer regarding payment for services. In October 2002, Suprafiled for bankruptcy protection. For the period January 2002 through its bankruptcy, we did not recognize revenue for services rendered to this customer, as collectibility of the receivable was not probable. Receivables recorded prior to that time are completely reserved. In November 2002, the bankruptcy court ordered Supra to pay us for services rendered on a weekly basis. We are currently recognizing revenue as earned. There is no unrecognized financial exposure related to this customer.

        We have contractual arrangements with WorldCom, Inc. and/or its subsidiaries related to interconnection of our networks, provision of telecommunication services and purchase of WorldCom's accounts receivables in connection with a billing and collection agreement. Monthly billings to WorldCom are approximately $65 while monthly payables under the billing and collection agreement are approximately $45.

        On July 21, 2002, WorldCom and certain of its subsidiary corporations filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. The Bankruptcy Code entitles a debtor

42    BELLSOUTH 2002

to accept or reject "executory" contracts, that is contracts where some future act remains to be done, as in the case of many of our arrangements with WorldCom. A party to a rejected contract maybe entitled to damages from the debtor for breach of contract. However, such a claim would likely be an unsecured claim.

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

Pension and Post-Retirement Medical Costs

The decline in equity markets in recent years coupled with record low interest rates and rising medical costs have negatively impacted companies with defined benefit pension and post-retirement medical plans. These factors have decreased plan assets that are available to pay plan benefits at the same time the cost of providing the benefits has increased. We used a discount rate of 6.75% in valuing our December 31, 2002 benefit obligations and we have decreased our long-term expected return on assets assumption to 8.5% beginning in 2003. These declines in the market, low interest rates and rising medical costs will result in net pension and post-retirement expense in 2003 versus expense credits in 2002. The year-over-year impact is an increase to expenses of approximately $400. The majority of the increase in expense will be reflected in the Communications Group segment. Although difficult to predict because of the relation to market performance, we do not anticipate any cash funding needs to meet minimum required funding thresholds.

Regulatory Developments

The FCC regulates rates and other aspects of carriers' provision of interstate (across states) telecommunications services while state regulatory commissions have jurisdiction over carriers' provision of intrastate (within states) telecommunications services. Our future operations and financial results will be substantially influenced by developments in a number of federal and state regulatory proceedings. Adverse results in these proceedings could materially affect our revenues, expenses and ability to compete effectively against other telecommunications carriers.

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

        While some plans are not subject to either review or renewal, other plans contain specified termination dates and/or review periods. A review of the North Carolina plan is in process, and a hearing is scheduled for second quarter 2003. We expect that the plans in Louisiana and Kentucky will be reviewed during 2003. Upon review or renewal, a regulatory commission could require substantial modifications to prices and other terms of these plans.

        Beginning in 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new state statute, adopted subsequent to the Commission's approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the Commission. The election became effective during August 1999. The South Carolina Consumer Advocate petitioned the Commission seeking review of the level of our earnings during the 1996-1998 period when we operated under the subsequently in validated price regulation plan. The Commission voted to dismiss the petition in November 1999 and issued orders confirming the vote in February and June of 2000. In July 2000, the Consumer Advocate appealed the Commission's dismissal of the petition. If the Consumer Advocate prevails, the case could be remanded to the South Carolina PSC which could, after considering evidence, order material refunds to customers in South Carolina. At this time, we are unable to determine the impact, if any, this litigation may have on future earnings.

        Access Charge Reform. Federal policies implemented by the FCC have strongly favored access reform, whereby the historical subsidy for local service that is contained in net-work access charges paid by long distance carriers is funded instead by the end-user, by universal service funds, or both.

BELLSOUTH 2002    43

        A principal mechanism for implementation of access reform is a May 2000 FCC order, referred to as the CALLS order, designed to result in lower consumer prices for long distance service by reforming the way in which access costs are recovered. The order applies to all local exchange carriers operating under price caps, and as such covers BellSouth. The order reduces the productivity factor to 0.0% for products that meet price targets as specified in the order. Although the order reduces the access charges paid to BellSouth by other carriers, we are able to increase subscriber line charges paid by residential and single-line business customers each year through 2003. Any increases which we request after July 2001 are subject to a cost review. In December 2001, the FCC began a cost review associated with a $1.00 increase in the residential and single-line business subscriber line charge that took effect July 1, 2002. We made a corresponding decrease in the charges paid by carriers.

        On April 27, 2001, the FCC released a Notice of Proposed Rulemaking that commences a broad inquiry that will begin a fundamental examination of all forms of intercarrier compensation-payments among telecommunications carriers resulting from their interconnecting networks. In general, there are two broad classes of intercarrier compensation: (1) reciprocal compensation that applies to local calls; and (2) access charges that apply to long distance calls. The objective of the Notice of Proposed Rule making is to examine the existing rules pertaining to intercarrier compensation and explore alternative forms of intercarrier compensation. This proceeding could lead to permanent changes in the compensation that BellSouth currently receives from other carriers and its end-user customers. One alternative under consideration is "bill and keep," a policy that requires carriers to exchange traffic freely with each other and to recover from end-user customers the costs of originating and terminating traffic. Either in this proceeding or in a separate proceeding, the FCC will reconsider its methodology and rates for reciprocal compensation. Its previous rules on reciprocal compensation were remanded for reconsideration in the second quarter of 2002. Its previous rules and rates remain in effect while being reconsidered. A change in the reciprocal compensation rules could cause an adverse effect on our expenses.

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

        Universal Service. Historically, network access charges paid by other carriers were set at levels that subsidized the cost of providing local residential service. The Telecommunications Act of 1996 requires that the FCC identify and remove the historical implicit local service subsidy from network access rates, arrange for a universal service fund to ensure the continuation of service to high-cost, low-income service areas and develop the arrangements for payments into that fund by all carriers. The FCC's universal service order established funding mechanisms for high-cost and low-income service areas. We began contributing to the new funds in 1998 and are recovering our contributions through increased interstate charges to retail end-users. We are receiving support for service to residents in Alabama, Kentucky and Mississippi.

        FCC Interconnection Order. In connection with the requirements of the Telecommunications Act of 1996, the FCC has adopted rules governing interconnection and related matters. The FCC has jurisdiction to set pricing standards for certain interconnection services between incumbent carriers and other carriers to be implemented by the state commissions. In December 2001, the FCC commenced a review of its policies concerning unbundled network elements. A District of Columbia Circuit Court of Appeals decision that vacated rules adopted in 1999 was received during the proceeding, and the FCC asked the Court to delay effectiveness of the Court's decision so it could be considered during the review. On February 20, 2003, the FCC announced decisions in the Triennial Review proceeding, but it has not yet released the required order or new rules concerning unbundled elements. We will not know the content of the new policies until the order and rules are released. The announcement indicated that the new rules, when issued, would ask or require states to apply FCC guidelines to determine the existence and scope of the switching and transport elements. The announcement also indicated that the new policies would exempt certain facilities used to provide broadband services from unbundling requirements, and would terminate, over three years, the requirement to provide line sharing, a service that permits competitors to use the high frequency portion of our lines to provide Internet access services. The announcement also indicates that the FCC will revise the depreciation and cost of capital components of the pricing policy for unbundled elements. We will review the order and rules when they are released, and we expect most of the decisions to be challenged in future court proceedings. If the rules or FCC or state decisions pursuant to the rules require us to increase the number or scope of elements we must provide, or if the rules or FCC or state decisions allow competitors greater ability to substitute unbundled elements for special access services, or contain other negative decisions, we could experience a material adverse effect on revenues and results of operations.

44    BELLSOUTH 2002

        Other State Regulatory Matters. In each of our states, we are subject to performance measurement plans that measure our service performance to competitors against certain benchmarks and our own retail performance. When we do not meet the relevant standards, we make payments to the competitors or the State's treasury. In some states, if we continuously fail to meet certain criteria, we also would suspend our marketing and sale of long distance services. We made payments in all states in 2002, and likely will make payments in 2003. The plans are reviewed regularly for necessary changes.

        We are involved in numerous legal proceedings associated with state and federal regulatory matters, the disposition of which could materially impact our operating results and prospects. See Note O to our consolidated financial statements.

Latin America Economic Trends

The Latin America economies have been affected by negative economic and difficult political conditions. Much of this can be attributed to currency devaluations and sharp recessions in Argentina, Uruguay and Venezuela and weak global demand for the region's exports. We are restricting new investment in the region and have expectations that the Latin America group can fund its financial needs from the group's operating cash flows. In addition, we do not expect to enter into additional, or increase existing, debt guarantees.

        In the wake of its financial crisis, Argentina's economy contracted sharply in 2002, perhaps as much as 12.5%. Venezuela's economy contracted an estimated 6.4% in 2002 due to the currency devaluation. Currency depreciation and inflation accelerated in early 2003, and exchange controls are now in effect. Delayed economic recovery is indefinite due to current political turmoil and civil unrest. Colombia's civil war remains a drain on its economy, keeping confidence low and both money and human capital flowing out of the country. Real GDP growth in 2002 is estimated to be 1.4% and is expected to grow 2.2% in 2003.

        In the Latin America group companies, our overall penetration of wireless services is 5.1%. As we increase penetration into lower socio-economic groups, revenue per customer declines. We are responding to these trends by seeking new sources of revenue growth and by attempting to increase the profitability of customers from lower socio-economic groups.

        BellSouth's Latin America business has three major regional competitors-America Movil, Telefonica Moviles and Telecom Italia Mobile. It is likely that these three major players will increase their share by acquisition. We have four competitors in Argentina, three competitors in Venezuela, Chile, Peru and Guatemala and two competitors in Colombia, with a new competitor expected to enter, and one competitor in Ecuador, Panama and Uruguay, with a new competitor expected to enter in each case, and one competitor in Nicaragua.

        The following table presents our investments in, and related commitments for our four largest operations in Latin America at the end of 2001 and 2002.

	Book Investment		Advances to Subsidiary			External Debt(a)

	2001	2002	2001	2002		2001	2002

Brazil(b)	$(60)	$—	$375	$—		$853	$—
Argentina	379	(233)	—	—		306	317
Venezuela	1,334	1,171	—	—		97	18
Colombia	701	665	279	279	(c)	509	292

	$2,354	$1,603	$654	$279		$1,765	$627

(a)Represents BellSouth's proportionate share of each operation's non-shareholder related debt. All debt is non-recourse.

(b)We continued to record losses for our Brazil operations during 2002 until the sum of our investment in and advances to these operations equaled zero. Our proportionate share of external debt at these operations of $643 at December 31, 2002 is excluded from this table.

(c)Represents a loan participation agreement with a third party.

Argentina. In Argentina, we own a 65% interest in CRM, a wireless communications company, which we consolidate in our financial statements. In January 2002, the Argentine government announced economic reforms, including a devaluation of its national currency, the Argentine Peso. The Argentine Peso has lost over 71% of its value as compared to the US Dollar during 2002. Based on the net monetary position of CRM, we recorded foreign currency transaction losses of $683 during 2002. We are recording a valuation allowance on the net operating loss benefits due to a potentially limited tax carry-forward period in Argentina.

        As a result of the cumulative devaluation, CRM is in default on $490 of its US Dollar-denominated debt. The debt is classified as current in our consolidated December 31, 2002 balance sheet. This debt is non-recourse to BellSouth. CRM is currently working with lenders to resolve this matter. However, there can be no assurance that this debt can be successfully refinanced. The devaluation, the resulting new laws and regulations instituted and political issues make it difficult to anticipate the long-term impacts of the economic situation in Argentina.

        Venezuela. In Venezuela, we own a 78.2% interest in Telcel, a wireless communications company, which we consolidate in our financial statements. In February 2002, the Venezuelan government let the Bolivar float freely. The Bolivar has devalued approximately 44% since the beginning of our fiscal period 2002. Based on Telcel's net monetary position, we recorded foreign currency transaction gains of $89 in 2002. In addition, Venezuela is no longer considered a hyperinflationary economy, which resulted in a change in the

BELLSOUTH 2002    45

functional currency from the US Dollar to the Bolivar. As a result, the remeasurement of assets and liabilities is reflected as a foreign currency translation adjustment in the other comprehensive income portion of shareholders' equity.

        In January 2003, Venezuela's central bank halted foreign exchange trading to stem capital flight during a seven-week-old opposition strike to the President. Venezuela's local Bolivar currency has lost nearly a third of its value against the US Dollar since the strike against the President began on December 2, 2002. In February 2003, Venezuela's central bank fixed the Bolivar's exchange rate at 1,596 Bolivarto the US Dollar. Because of the net monetary position of this entity, depreciation of the Bolivar results in foreign currency transaction gains being recognized in the income statement. The depreciation of the Bolivar, however, will have the effect of lowering both local currency revenues and expenses when translated into the US Dollar for financial reporting purposes. In addition, inflation in Venezuela is increasing at a significant rate, which absent price increases, could negatively affect our earnings. If the three-year cumulative inflation rate exceeds 100%, the economy will be considered hyper inflationary resulting in a requirement to change the functional currency to the US Dollar.

        Brazil. In March 2002, BCP, one of our Brazilian investments, defaulted on a $375 principal payment, causing a default on an additional $1.0 billion of debt. We continue to discuss alternatives with our principal partner and BCP's lenders. The parties have not reached any agreement to date. There can be no assurance that an agreement will be reached. In addition, BSE, another of our Brazilian investments, is experiencing difficulties in meeting its debt obligations from its operating cash flows. We are pursuing options, including the sale of these companies. There can be no assurance that an agreement with our principal partner and these companies' lenders will be reached or that the properties will be sold.

Foreign Risks

Our reporting currency is the US Dollar. However, most of our Latin America revenues are generated in the currencies of the countries in which we operate. In addition, many of our operations and equity investees hold US Dollar-denominated short- and long-term debt. The currencies of many Latin America countries have experienced substantial volatility and depreciation. Declines in the value of the local currencies in which we are paid relative to the US Dollar will cause local currency-denominated revenues and expenses to decrease in US Dollar terms and dollar-denominated assets and liabilities, as well as interest expense, to increase in local currency terms. Where we consider it to be economically feasible, we attempt to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts or similar instruments as a vehicle for hedging; however, a substantial amount of our exposures are unhedged.

        The impact of a devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Our ability to raise prices is limited in many instances by government regulation of tariff rates and competitive constraints. Where our local operations have borrowed in US Dollars, a significant devaluation substantially increases the costs in the local currency, in which our operations generally earn revenues, of servicing and repaying such loans in dollars. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot quantify the anticipated effect of exchange rate fluctuations on our business.

        Economic, social and political conditions in Latin America are, in some countries, unfavorable and volatile, which have adversely affected our operations. These conditions are making it difficult for us to continue development of our business, generate revenues or achieve or sustain profitability in some countries, and could have this effect throughout the region. Historically, recessions and volatility have been primarily caused by: monetary, exchange rate and/or fiscal policies; currency devaluations; significant governmental influence over many aspects of local economies; political and economic instability; unexpected changes in regulatory requirements; social unrest or violence; slow or negative economic growth; imposition of trade barriers; and wage and price controls. Our Latin America business has been materially adversely affected by the recent political and economic crises in Argentina, Brazil and Venezuela. Other operations in the region could be materially adversely affected if these crises spread to other Latin America countries.

        Most or all of these factors have occurred at various times in the last two decades in our core Latin America markets. We have no control over these matters. Economic conditions in Latin America are generally less attractive than those in the US, and poor social, political and economic conditions may limit use of our services which may adversely impact our business.

        For a discussion of certain of these factors that are currently affecting our operations in Latin America, see "Operating Environment and Trends of the Business—Latin America Economic Trends."

Competition

There are many competitive forces that impact our businesses. The Telecommunications Act of 1996 removed the regulatory barriers to local service competition in the wireline market and required incumbent carriers such as us to open our networks to other carriers. In the wireless market, the auction of PCS licenses has created as many as six new wireless

46    BELLSOUTH 2002

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

        We plan to compete through aggressive marketing, competitive pricing, bundled services and technical innovation. We will offer consumers a full range of services-local, long distance, Internet access, wireless and more-while remaining committed to our high level of customer service and value.

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

Legal Matters

We are involved in numerous legal proceedings associated with state and federal regulatory matters, the disposition of which could materially impact our operating results and prospects. See "Legal Proceedings" and Note O to our consolidated financial statements.

New Accounting Pronouncements

Stock Options

Effective January 1, 2003, we will adopt the fair value method of recording stock-based compensation contained in SFAS No. 123, "Accounting for Stock-Based Compensation," which is considered the preferable accounting method for stock-based employee compensation. Historically, we applied the intrinsic value method permitted under SFAS No. 123 in accounting for our stock-based compensation plans. Accordingly, no compensation cost has been recognized for our stock option plans in the past. All future employee stock option grants and other stock-based compensation will be expensed over the vesting period based on the fair value at the date the stock-based compensation is granted. We have elected to adopt the new method using the retroactive restatement alternative provided for in SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Using historical stock option grant levels and current valuation assumptions the projected expense for 2003 will be approximately $150.

        See Note A to our consolidated financial statements for other new accounting pronouncements.

Critical Accounting Policies

We have various policies that are important to the portrayal of our financial condition and results of operations. These policies require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates or assumptions about the effect of matters that are inherently uncertain. These include the following:

  •
  We use the group remaining life method to depreciate the assets of our telephone subsidiary as described in Note A to our consolidated financial statements. We periodically review data on asset retirement activity, cost of removal and salvage values to determine adjustments to depreciation rates. Due to rapid changes in technology it requires significant judgment in determining the estimated useful life of telecommunications plant and equipment.
  •
  Revenues are recorded when earned as described in Note A to our consolidated financial statements. Our pricing is subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition and other public policy issues. Different interpretations by regulatory bodies may result in adjustments to revenues in future periods. We monitor these proceedings closely and make adjustments to revenue accordingly.

BELLSOUTH 2002    47

  •
  We review the valuation of accounts receivable on a monthly basis. The allowance for uncollectible accounts is estimated based on historical experience of write-offs and future expectations of conditions that might impact the collectibility of accounts.
  •
  Each year we calculate the costs of providing retiree benefits under the provisions of SFAS 87 and SFAS 106. The key assumptions used in making these calculations are disclosed in Note H to our consolidated financial statements. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current view of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends.
  •
  Our estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note J to our consolidated financial statements. These reflect our assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final review of our tax returns by taxing authorities.
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
  •
  We review long-lived assets including property, plant and equipment and intangible assets for impairment as described in Notes A and D to our consolidated financial statements. In analyzing potential impairments, we use projections of future cash flows from the asset. These projections are based on our views of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values.

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

        While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

  •
  a change in economic conditions in domestic or international markets where we operate or have material investments which could affect demand for our services;
  •
  changes in US or foreign laws or regulations, or in their interpretations, which could result in the loss, or reduction in value, of our licenses, concessions or markets, or in an increase in competition, compliance costs or capital expenditures;
  •
  continued pressure on the telecommunications industry from a financial, competitive and regulatory perspective;
  •
  a continued decrease in the growth rate of demand for, and the success of our efforts to market, our services;
  •
  the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;
  •
  changes in the federal and state regulations governing the terms on which we offer wholesale services to our competitors;
  •
  our ability to successfully penetrate the interLATA long distance market;
  •
  continued significant deterioration in foreign currencies relative to the US Dollar in foreign countries in which we operate, particularly in Latin America;
  •
  the unwillingness or inability of our partners to fund our international joint ventures due to

48    BELLSOUTH 2002

    deteriorating economic conditions or other factors;

  •
  the unwillingness of banks or other lenders to lend to our international joint ventures due to deteriorating economic conditions and tightening credit standards, or to restructure existing debt, particularly in Latin America;
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

BELLSOUTH 2002    49

R E P O R T    O F    M A N A G E M E N T
B E L L S O U T H    C O R P O R A T I O N

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

        Management also recognizes its responsibility for fostering a strong ethical climate so that BellSouth's affairs are conducted according to the highest standards of personal and corporate conduct and in compliance with applicable laws and regulations. This responsibility is communicated to all employees through policies and guidelines addressing such issues as conflict of interest, safeguarding of BellSouth's real and intellectual properties, providing equal employment opportunities and ethical relations with customers, suppliers and governmental representatives. BellSouth maintains a program to assess compliance with these policies and our ethical standards through its Senior Vice President — Corporate Compliance and Corporate Secretary.

F. Duane Ackerman
CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Ronald M. Dykes
CHIEF FINANCIAL OFFICER
February 10, 2003

50    BELLSOUTH 2002

R E P O R T    O F    I N D E P E N D E N T    A C C O U N T A N T S
B E L L S O U T H    C O R P O R A T I O N

To the Shareholders
BellSouth Corporation

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and shareholders' equity and comprehensive income present fairly, in all material respects, the financial position of BellSouth Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Cingular Wireless LLC, an equity method investee, which was formed on October 2, 2000. BellSouth's consolidated financial statements include an investment of $3,202 million and $2,489 million as of December 31, 2002 and 2001, respectively, and equity method income of $497 million and $675 million for the years then ended. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Cingular Wireless LLC, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

        As discussed in Note D to the consolidated financial statements, in 2000 BellSouth Corporation adopted Staff Accounting Bulletin No. 101 and changed its method of accounting for certain revenues.

        As discussed in Note D to the consolidated financial statements, in 2002 BellSouth Corporation adopted Financial Accounting Standards Board Statement No.142 and changed its method of accounting for goodwill and other intangible assets.

Atlanta, Georgia
February 10, 2003

R E P O R T    O F    I N D E P E N D E N T    A U D I T O R S
B E L L S O U T H    C O R P O R A T I O N

Board of Directors and Shareowners
Cingular Wireless LLC

We have audited the consolidated balance sheets of Cingular Wireless LLC as of December 31, 2001 and 2002, and the related consolidated statements of operations, changes in members' capital and cash flows for each of the two years in the period ended December 31, 2002 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cingular Wireless LLC at December 31, 2001 and 2002 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 4 to the financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Atlanta, Georgia
February 7, 2003

BELLSOUTH 2002    51

C O N S O L I D A T E D    S T A T E M E N T S    O F    I N C O M E
B E L L S O U T H    C O R P O R A T I O N

	For the years ended December 31,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2000	2001	2002

Operating Revenues:
Communications group	$18,309	$18,984	$18,226
Domestic wireless	2,766	–	–
Latin America	2,906	2,910	2,233
Domestic advertising and publishing	2,042	2,073	1,921
All other	128	163	60

Total Operating Revenues	26,151	24,130	22,440

Operating Expenses:
Operational and support expenses (excludes depreciation and amortization shown separately below)	14,088	12,649	11,895
Depreciation and amortization	4,935	4,782	4,643
Provision for restructuring and asset impairments	244	358	997

Total Operating Expenses	19,267	17,789	17,535

Operating income	6,884	6,341	4,905
Interest expense	1,328	1,315	1,188
Gain (loss) on sale of operations	(14)	38	1,261
Net earnings (losses) of equity affiliates	690	465	80
Foreign currency transaction gains (losses)	(46)	(81)	(679)
Other income (expense), net	412	(1,431)	196

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	6,598	4,017	4,575
Provision for Income Taxes	2,378	1,447	1,867

Income Before Cumulative Effect of Change in Accounting Principle	4,220	2,570	2,708
Cumulative Effect of Change in Accounting Principle, Net of Tax	–	–	(1,285)

Net Income	$4,220	$2,570	$1,423

Weighted-Average Common Shares Outstanding:
Basic	1,876	1,875	1,870
Diluted	1,891	1,887	1,876
Basic Earnings Per Share:
Income Before Cumulative Effect of Change in Accounting Principle	$2.25	$1.37	$1.45
Net Income	$2.25	$1.37	$.76
Diluted Earnings Per Share:
Income Before Cumulative Effect of Change in Accounting Principle	$2.23	$1.36	$1.44
Net Income	$2.23	$1.36	$.76
Dividends Declared Per Common Share	$.76	$.76	$.79

The accompanying notes are an integral part of these consolidated financial statements.

52    BELLSOUTH 2002

C O N S O L I D A T E D    B A L A N C E    S H E E T S
B E L L S O U T H    C O R P O R A T I O N

	December 31,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2001	2002

ASSETS
Current Assets:
Cash and cash equivalents	$592	$2,482
Accounts receivable, net of allowance for uncollectibles of $466 and $476	4,989	4,129
Material and supplies	382	313
Other current assets	892	938

Total current assets	6,855	7,862

Investments and advances	10,620	9,741
Property, plant and equipment, net	24,943	23,445
Deferred charges and other assets	5,122	5,726
Goodwill	1,639	347
Intangible assets, net	2,867	2,358

Total assets	$52,046	$49,479

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Debt maturing within one year	$5,111	$5,114
Accounts payable	1,656	1,572
Other current liabilities	3,301	2,897

Total current liabilities	10,068	9,583

Long-term debt	15,014	12,283

Noncurrent liabilities:
Deferred income taxes	3,206	4,672
Other noncurrent liabilities	5,161	5,255

Total noncurrent liabilities	8,367	9,927

Shareholders' equity:
Common stock, $1 par value (8,650 shares authorized; 1,877 and 1,860 shares outstanding)	2,020	2,020
Paid-in capital	6,875	6,894
Retained earnings	15,137	14,963
Accumulated other comprehensive income	(294)	(740)
Shares held in trust and treasury	(4,996)	(5,372)
Guarantee of ESOP debt	(145)	(79)

Total shareholders' equity	18,597	17,686

Total liabilities and shareholders' equity	$52,046	$49,479

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH 2002    53

C O N S O L I D A T E D    S T A T E M E N T S    O F    C A S H    F L O W S
B E L L S O U T H    C O R P O R A T I O N

	For the years ended December 31,
(IN MILLIONS)	2000	2001	2002

Cash Flows from Operating Activities:
Net income	$4,220	$2,570	$1,423
Adjustments to net income:
Depreciation and amortization	4,935	4,782	4,643
Provision for uncollectibles	372	587	850
Net losses (earnings) of equity affiliates	(690)	(465)	(80)
Dividends received from equity affiliates	156	369	–
Minority interests in income (loss) of subsidiaries	9	25	(74)
Deferred income taxes and investment tax credits	615	(178)	1,238
Net losses on sale or impairment of equity securities	–	1,937	349
Pension income	(693)	(797)	(826)
Pension settlement (gains) losses	(362)	–	167
Curtailment and termination benefits charges	8	97	60
Unbilled receivable adjustment	–	–	163
Asset impairments	327	89	302
Foreign currency transaction losses	46	81	679
Cumulative effect of change in accounting principle	–	–	1,285
(Gain) loss on sale of operations	14	(38)	(1,261)
Net change in:
Accounts receivable and other current assets	(1,000)	(756)	(204)
Accounts payable and other current liabilities	862	(438)	(463)
Deferred charges and other assets	(169)	(22)	30
Other liabilities and deferred credits	(236)	41	4
Other reconciling items, net	176	114	(39)

Net cash provided by operating activities	8,590	7,998	8,246

Cash Flows from Investing Activities:
Capital expenditures	(6,995)	(5,997)	(3,785)
Investments in and advances to equity affiliates	(576)	(2,072)	(309)
Proceeds from sale of equity securities	–	1,210	1,473
Acquisitions, net of cash acquired	(1,836)	–	–
Purchases of wireless licenses	(93)	(10)	–
Proceeds from sale of operations	23	47	–
Purchases of short-term investments	(507)	(77)	–
Proceeds from disposition of short-term investments	570	96	2
Proceeds from repayment of loans and advances	61	17	885
Investment in debt securities	–	(279)	–
Other investing activities, net	50	26	27

Net cash used for investing activities	(9,303)	(7,039)	(1,707)

Cash Flows from Financing Activities:
Net borrowings (repayments) of short-term debt	(1,140)	(3,990)	(1,408)
Proceeds from long-term debt	4,176	4,603	17
Repayments of long-term debt	(451)	(759)	(1,223)
Dividends paid	(1,427)	(1,424)	(1,460)
Purchase of treasury shares	(779)	–	(591)
Other financing activities, net	108	142	16

Net cash (used for) provided by financing activities	487	(1,428)	(4,649)

Net increase (decrease) in cash and cash equivalents	(226)	(469)	1,890
Cash and cash equivalents at beginning of period	1,287	1,061	592

Cash and cash equivalents at end of period	$1,061	$592	$2,482

The accompanying notes are an integral part of these consolidated financial statements.

54    BELLSOUTH 2002

C O N S O L I D A T E D    S T A T E M E N T S    O F    S H A R E H O L D E R S '    E Q U I T Y
A N D    C O M P R E H E N S I V E    I N C O M E
B E L L S O U T H    C O R P O R A T I O N

			Amount
	Number of Shares
							Shares Held in Trust and Treasury(a)	Guar- antee of ESOP Debt
(IN MILLIONS)	Common Stock	Shares Held in Trust and Treasury(a)	Common Stock	Paid-in Capital	Retained Earnings	Accum. Other Compre- hensive Income (Loss)			Total

Balance at December 31, 1999	2,020	(138)	$2,020	$6,771	$11,456	$(358)	$(4,798)	$(276)	$14,815

Net income					4,220				4,220
Other comprehensive income, net of tax:
Foreign currency translation adjustment						50			50
Net unrealized losses on securities(b)						(169)			(169)
Minimum pension liability adjustment						(11)			(11)

Total comprehensive income									4,090
Dividends declared					(1,424)				(1,424)
Share issuances for employee benefit plans		9		(35)	(187)		355		133
Purchase of treasury stock		(19)					(779)		(779)
Tax benefit related to stock options				4					4
ESOP activities and related tax benefit					9			64	73

Balance at December 31, 2000	2,020	(148)	$2,020	$6,740	$14,074	$(488)	$(5,222)	$(212)	$16,912

Net income					2,570				2,570
Other comprehensive income, net of tax:
Foreign currency translation adjustment						(30)			(30)
Net unrealized losses on securities(b)						(277)			(277)
Adjustments for other-than-temporary losses included in net income						595			595
Net unrealized losses on derivatives						(71)			(71)
Minimum pension liability adjustment						(23)			(23)

Total comprehensive income									2,764
Dividends declared					(1,424)				(1,424)
Share issuances for employee benefit plans		5		8	(85)		230		153
Purchase of stock by grantor trust							(4)		(4)
Tax benefit related to stock options				127					127
ESOP activities and related tax benefit					2			67	69

Balance at December 31, 2001	2,020	(143)	$2,020	$6,875	$15,137	$(294)	$(4,996)	$(145)	$18,597

Net income					1,423				1,423
Other comprehensive income, net of tax:
Foreign currency translation adjustment						(430)			(430)
Net unrealized losses on securities						(38)			(38)
Net unrealized gains on derivatives(c)						13			13
Minimum pension liability adjustment						9			9

Total comprehensive income									977
Dividends declared					(1,477)				(1,477)
Share issuances for employee benefit plans		5		(21)	(104)		197		72
Purchase of treasury stock		(22)					(591)		(591)
Purchase of treasury stock by grantor trust					(18)		18		–
Tax benefit related to stock options				40					40
ESOP activities and related tax benefit					2			66	68

Balance at December 31, 2002	2,020	(160)	$2,020	$6,894	$14,963	$(740)	$(5,372)	$(79)	$17,686

(a)
Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of December 31, 2002, there were approximately 37 shares held in trust and 123 shares held in treasury.
(b)
Net unrealized losses on securities include adjustments for realized gains of $17 in 2000, realized losses of $129 in 2001 and realized gains of $19 in 2002.
(c)
Net unrealized gains on derivatives include an adjustment for realized gains of $33 in 2002.

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH 2002    55

N O T E S    T O    C O N S O L I D A T E D    F I N A N C I A L    S T A T E M E N T S
B E L L S O U T H    C O R P O R A T I O N

NOTE A – ACCOUNTING POLICIES

In this report, BellSouth Corporation and its subsidiaries are referred to as "we" or "BellSouth."

ORGANIZATION

We are an international telecommunications company headquartered in Atlanta, Georgia. For management purposes, our operations are organized into four reportable segments: Communications group; Domestic wireless; Latin America; and Domestic advertising and publishing.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of BellSouth's wholly-owned subsidiaries and subsidiaries in which we have a controlling financial interest. Investments in businesses that we do not control, but have the ability to exercise significant influence over operations and financial policies, are accounted for using the equity method. We report our results on a calendar-year basis, except for our international operations that we report on a one-month lag basis. All significant intercompany transactions and accounts have been eliminated. During fourth quarter 2000, we contributed our domestic wireless operations to a joint venture with SBC Communications, forming Cingular. We own an approximate 40% economic interest in the venture and share control with SBC. Accordingly, we account for this investment under the equity method. Revenue and expense trends subsequent to the contribution are impacted by the change from consolidation to equity method treatment for the periods presented. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year's presentation.

USE OF ESTIMATES

Our consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (US GAAP). We are required to make estimates and assumptions that affect amounts reported in our financial statements and the accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investments with an original maturity of over three months to one year are not considered cash equivalents and are included as other current assets in the consolidated balance sheets. Interest income on cash equivalents and temporary cash investments was $90 for 2000, $82 for 2001, and $95 for 2002.

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

PROPERTY, PLANT AND EQUIPMENT

The investment in property, plant and equipment is stated at original cost. For plant dedicated to providing regulated telecommunications services, depreciation is based on the group remaining life method of depreciation and straight-line rates determined on the basis of equal life groups of certain categories of telephone plant acquired in a given year. This method requires the periodic revision of depreciation rates. When depreciable telephone plant is disposed of, the original cost less net salvage value is charged to accumulated depreciation. We perform inventories of the Telephone Plant to verify the existence of these assets and reconcile these inventories to our property records. In addition, the inventory reconciliation results allow us to correct our records for investment moved from one location to another and to account for delayed retirements. The cost of other property, plant and equipment is depreciated using either straight-line or accelerated methods over the estimated useful lives of the assets. Depreciation of property, plant and equipment was $4,492 for 2000, $4,195 for 2001 and $4,039 for 2002. Gains or losses on disposal of other depreciable property, plant and equipment are recognized in the year of disposition as an element of Other income (expense), net. The cost of maintenance and repairs of plant, including the cost of replacing minor items not resulting in substantial betterments, is charged to operating expenses. Interest expense and network engineering costs incurred during the construction phase of our networks are capitalized as part of property, plant and equipment until the projects are completed and placed into service.

VALUATION OF LONG-LIVED ASSETS

Long-lived assets, including property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The communications industry is rapidly evolving and therefore it is reasonably possible that our long-lived assets could become impaired as a result of technological or other industry changes. For assets we intend to hold for use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset,

56    BELLSOUTH 2002

we recognize a loss for the difference between the fair value and carrying value of the asset. For assets we intend to dispose of, we recognize a loss for the amount that the estimated fair value, less costs to sell, is less than the carrying value of the assets. We principally use the discounted cash flow method to estimate the fair value of long-lived assets.

        We hold equity interests in several wireless properties (see Note B). These investments are accounted for under the equity method of accounting. In accordance with Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, we periodically review equity method investments for impairment. These reviews are performed to determine whether a decline in the fair value of an investment below its carrying value is deemed to be other than temporary.

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

REVENUE RECOGNITION

Revenues are recognized when earned. Certain revenues derived from local telephone and wireless services are billed monthly in advance and are recognized the following month when services are provided. Print advertising and publishing revenues and related directory costs are recognized upon publication and delivery of directories. Revenues derived from other telecommunications services, principally network access, long distance and wireless airtime usage, are recognized monthly as services are provided. Revenues from installation and activation activities are deferred and recognized over the life of the customer relationship which is generally four years. Allowances for uncollectible billed services are adjusted monthly. The provision for such uncollectible accounts was $372 for 2000, $587 for 2001, and $850 for 2002.

        In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin Number 101 (SAB 101), Revenue Recognition in Financial Statements, which we adopted in 2000. SAB 101 addresses, among other items, when revenue relating to service activation fees and associated costs should be recognized. We have recorded deferred revenues and deferred expenses of equal amount in the balance sheets. As of December 31, 2001 and 2002, SAB 101 deferred revenue and expenses were $1,748 and $1,800, respectively.

ADVERTISING

We expense advertising costs as they are incurred. These expenses include production, media and other promotional and sponsorship costs. Our total advertising expense was $460 for 2000, $276 for 2001 and $271 for 2002.

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

BELLSOUTH 2002    57

weighted-average share amounts (in millions) used in calculating earnings per share:

	2000	2001	2002

Basic common shares outstanding	1,876	1,875	1,870
Incremental shares from stock options and benefit plans	15	12	6

Diluted common shares outstanding	1,891	1,887	1,876

         The earnings amounts used for per-share calculations are the same for both the basic and diluted methods. Outstanding options of 29 million shares for 2000, 50 million shares for 2001 and 77 million shares for 2002 were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common stock.

GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist primarily of capitalized software, wireless licenses and customer related intangibles. Goodwill represents the excess of consideration paid over the fair value of net assets acquired in purchase business combinations. In 2000 and 2001, goodwill, embedded goodwill related to equity investments and certain wireless licenses were amortized using the straight-line method over periods of benefit that did not exceed 40 years. With the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 as of January 1, 2002, no amortization was taken on these assets in 2002. Customer-related intangible assets represent values placed on customer lists, contracts and non-contractual relationships of acquired businesses and are amortized over periods up to eight years using the sum-of-the-years digits method. Capitalized software costs are being amortized ratably over periods of three to five years. Amortization of goodwill and intangibles was $443 for 2000, $587 for 2001 and $604 for 2002.

        We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. Other indefinite-lived intangible assets are tested between annual tests if events or changes in circumstances indicate that the asset might be impaired.

NEW ACCOUNTING PRONOUNCEMENTS

Impairment of Long-Lived Assets

In January 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

Debt Extinguishments

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (SFAS No. 4), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. We early adopted the provisions of this statement related to the rescission of SFAS No. 4 during 2002.

Exit Costs and Disposal Activities

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. We will adopt the new standard effective January 1, 2003.

58    BELLSOUTH 2002

Asset Retirement Obligations

Effective January 1, 2003, we will adopt SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). This statement provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. SFAS No. 143 also precludes companies from accruing removal costs that exceed gross salvage in their depreciation rates and accumulated depreciation balances if there is no legal obligation to remove the long-lived assets. For our outside plant accounts, such as telephone poles and cable, estimated cost of removal does exceed gross salvage.

        Although we have no legal obligation to remove assets, we have historically included in our group depreciation rates estimated net removal costs associated with these outside plant assets in which estimated cost of removal exceeds gross salvage. These costs have been reflected in the calculation of depreciation expense, which results in greater periodic depreciation expense and the recognition in accumulated depreciation of future removal costs for existing assets. When the assets are actually retired and removal costs are expended, the net removal costs are recorded as a reduction to accumulated depreciation.

        In connection with the adoption of this standard, we will be required to remove existing accrued net costs of removal in excess of the related estimated salvage from our accumulated depreciation for those accounts. The adjustment will be reflected in the income statement as a cumulative effect of accounting change adjustment and on the balance sheet as an increase to net plant and equipment. The result will be a one-time increase to net income of approximately $800 during 2003. Since we have previously accrued for net cost of removal through our depreciation rates, we expect 2003 depreciation expense to be approximately $130 lower than it otherwise would have been absent this change in accounting. We will expense net cost of removal on a cash basis going forward for the affected plant accounts. Average net cost of removal over the past several years has been approximately $30 per year.

Stock Options

Effective January 1, 2003, we will adopt the fair value method of recording stock-based compensation contained in SFAS No. 123, "Accounting for Stock-Based Compensation," which is considered the preferable accounting method for stock-based employee compensation. Historically, we applied the intrinsic value method permitted under SFAS No. 123 in accounting for our stock-based compensation plans. Accordingly, no compensation cost has been recognized for our stock option plans in the past. All future employee stock option grants and other stock-based compensation will be expensed over the vesting period based on the fair value at the date the stock-based compensation is granted. We have elected to adopt the new method using the retroactive restatement alternative provided for in SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure." Using historical stock option grant levels and current valuation assumptions the projected expense for 2003 will be approximately $150.

Revenue Recognition for Publishing Revenues

Effective January 1, 2003, we will change our method for recognizing revenues and expenses related to our directory publishing business from the issue basis method to the deferral method. Under the issue basis method, we recognize 100% of the revenues and direct expenses at the time the directories are published and delivered to end-users. Under the deferral method, revenues and direct expenses are recognized ratably over the life of the related directory, generally 12 months. The change in accounting method will be reflected in the income statement as a cumulative effect of accounting change adjustment. The result will be a one-time decrease to net income of approximately $500 during 2003. Other than this one-time adjustment, we do not expect the change in accounting to affect our annual results.

FASB Interpretation No. 45

On November 22, 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB interpretation No. 34. The disclosure provisions of the interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end.

        In most of our sale and divestiture transactions we indemnify the purchaser for various items including labor and general litigation as well as certain tax matters. The nature and terms of these types of indemnities vary by transaction. Generally, the terms last three to five years for general and specific indemnities and for the statutory review periods for tax matters.

        The events or circumstances that would require us to perform under the indemnity are transaction and circumstance specific. Historically, we have not incurred significant costs related to performance under these types of indemnities. At December 31,

BELLSOUTH 2002    59

2002, we estimate the aggregate maximum amount of potential payments under these types of indemnities to approximate $300. Approximately $35 is carried as a liability in our consolidated balance sheet related to potential claims under these types of indemnities at December 31, 2002.

        In addition, we have guaranteed certain debt of our equity method subsidiary in Guatemala. If the operations in Guatemala are unable to meet their contractual obligations we could pay as much as $30 under the terms of the guarantee. No liability is recorded in our consolidated balance sheet for this amount.

NOTE B – INVESTMENTS AND ADVANCES

We hold investments in various domestic and international partnerships and ventures that are accounted for under the equity method. We also hold investments in equity securities that are accounted for under the cost method. Investments and advances at December 31 consist of the following:

	2001	2002

Investments accounted for under the equity method	$2,664	$3,502
Investments accounted for under the cost method	848	62
Advances and notes receivable	6,700	5,772
Other investments	408	405

Investments and advances	$10,620	$9,741

EQUITY METHOD INVESTMENTS

Ownership in equity investments at December 31 is as follows:

	2001		2002
	Ownership Percentage	Investment Balance	Ownership Percentage	Investment Balance
Abiatar (Uruguay)	46.0%	$46	46.0%	$25
BellSouth Guatemala(1)	60.0%	56	60.0%	10
BellSouth Panama	43.7%	69	43.7%	73
BCP – São Paulo (Brazil)	45.4%	1	45.4%	–
BSE – Northeast (Brazil)	47.0%	(61)	47.6%	–
Cellcom (Israel)	34.8%	122	34.8%	144
Cingular Wireless	40.0%	2,489	40.0%	3,202
E-Plus (Germany)	22.5%	(105)	–	–
OESP Midia (Brazil)	40.0%	17	–	–
Sonofon (Denmark)	46.5%	30	46.5%	39
Other	–	–	–	9

Total		$2,664		$3,502

(1)This investment is accounted for under the equity method due to the existence of significant minority rights that limit our ability to exercise unilateral control over the operation.

Cingular

In October 2000, we contributed our domestic wireless voice and data operations to a joint venture with SBC Communications, Inc. (SBC) and formed Cingular Wireless (Cingular). We own an approximate 40% economic stake in Cingular, and share joint control with SBC. Because we exercise significant influence over the financial and operating policies of Cingular, we use the equity method of accounting for this investment. Under the equity method of accounting, we record our proportionate share of Cingular's earnings in our consolidated statements of income. These earnings are included in our Consolidated Statements of Income under the line item "Net earnings (losses) of equity affiliates."

        We contributed the following amounts to Cingular during 2000:

Current assets	$675
Noncurrent assets	4,655

Total assets	$5,330

Current liabilities	$1,637
Noncurrent liabilities	3,396

Total liabilities	$5,033

Net assets contributed	$297

         As of December 31, 2002, our book investment exceeded our proportionate share of the net assets of Cingular by $186.

        The table below presents summary financial information for Cingular:

	2001	2002

Balance Sheet Information:
Current assets	$2,557	$2,731

Noncurrent assets	$19,973	$21,391

Current liabilities	$3,224	$2,787

Noncurrent liabilities	$13,456	$13,794

	2000	2001	2002

Income Statement Information:
Revenues	$3,055	$14,108	$14,727

Operating Income	$381	$2,548	$2,521

Net Income	$127	$1,692	$1,207

E-Plus

We previously owned a 22.51% stake in E-Plus, a German wireless carrier. As a guarantor of debt issued by E-Plus, we continued to recognize equity losses in excess of our investment. In February 2000, we completed an alliance with Dutch telecommunications provider Royal KPN N.V. (KPN) whereby we utilized our right of first refusal which enabled KPN to acquire a 77.5% interest in E-Plus. We received the option after 18 months of converting our 22.5% interest in E-Plus

60    BELLSOUTH 2002

into either 200 million shares of KPN or shares representing at the time an estimated 33.3% ownership interest in KPN's wireless subsidiary.

        As a result of this transaction, we recognized income of $143, or $68 after tax. The gain related to a settlement payment from the selling shareholder regarding a dispute over the terms of the E-Plus shareholder agreement governing the provisions of the sale.

        We also agreed to make up to $3,000 of loans available to KPN (later replaced with the currently outstanding loan) to be used for further wireless investments in Europe and received non-detachable warrants to purchase approximately 90 million additional shares of KPN. Our commitment to lend has since expired and all loans made under the commitment must be repaid on March 1, 2004.

        In March 2002, we exercised our option and exchanged our 22.51% stake in E-Plus for 234.7 million KPN shares. After this exchange, we held approximately 9.42% of KPN's outstanding shares. We surrendered existing warrants to purchase KPN shares and exchange rights with regard to KPN Mobile. We recorded a gain of $1,335, or $854 after tax, representing the difference in the fair value of the KPN shares received and the carrying value of our investment in E-Plus. We sold our entire stake of 234.7 million shares in March 2002 for $1,076 in proceeds and recognized a loss of $27, or $17 after tax, on the sale.

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

Brazil (BCP and BSE)

We own equity interests in two wireless communications companies in Brazil (BCP SA and BSE SA). In addition to equity infusions, we have advanced these companies an aggregate of $506 in the form of shareholder loans, including a guarantee of BCP debentures. In August 2002 we were required to perform on the guarantee and purchase these debentures requiring a $94 cash payment to a third party bank. We have not guaranteed any other debt of BCP. BCP is currently in default on a $1.4 billion syndicated loan plus accrued interest. BSE is experiencing similar difficulties in paying its debt obligations from its operating cash flows.

        In March 2002, as a result of default and inability to reach an agreement with our partners or these companies' lenders, we evaluated the probability of collecting our outstanding loans to these companies and the probability of our having to perform on the debt guarantee. In our assessment, given the companies' capital structures, deterioration of credit measures and the subordination of some of our loans to other third-party debt, we determined that it was probable that the loans would not be repaid. In determining the impairment, we compared the book basis of our net investment, including the debt guarantee, with the fair value of our interests in the companies. This analysis indicated an impairment of approximately $383, including $7 of accrued interest on the loans. As of December 31, 2002, our net investment in BSE and BCP equaled $0. Because our investment and net advances to BSE and BCP have been reduced to zero and due to the fact we have no further commitment or intention of financial support, we have ceased recognizing losses related to these operations.

        We continue to discuss alternatives with our principal partner and these companies' lenders. The parties have not reached any agreement to date. We are pursuing options, including the sale of these companies. There can be no assurance that an agreement with our principal partner and our lenders will be reached or that the properties will be sold.

        In the event of sale or liquidation of our investment, we will recognize cumulative translation losses as part of the gain or loss on sale or liquidation. The cumulative foreign currency translation losses related to these investments were $268 at December 31, 2002.

Guatemala

As a result of continuing poor economic condition in Latin America and increasing competition, the long-term value of our equity investment in Guatemala has declined significantly. Our review indicated the declines in fair value below carrying value were other-than-temporary and, accordingly, we recorded an impairment loss during 2002 of $62 with no tax benefit. This charge reduced the carrying amount of our investment to its fair value.

COST METHOD INVESTMENTS

Cost method investments at December 31 consist of the following:

	2001	2002

Investments accounted for under the cost method	$848	$62

         We have investments in marketable securities, primarily common stocks, which are accounted for under the cost method. Securities classified as available-for-sale under SFAS No. 115 are carried at fair value, with unrealized gains and losses, net of income taxes, recorded in accumulated other comprehensive income (loss) in the statement of changes in shareholders' equity and comprehensive income. The fair values of individual investments in marketable securities are determined based on market quotations.

BELLSOUTH 2002    61

Equity securities that are restricted for more than one year or not publicly traded are recorded at cost.

        There have been significant declines in public equity markets over the past two years, particularly in technology and communications stocks. We concluded that the depressed market for these investments, as well as the difficulties experienced by similar companies, indicated that the decline was other than temporary. As a result, we recorded other than temporary impairments to reduce the carrying value of certain investments, principally our investment in Qwest. These are included in Other income (expense), net in the accompanying consolidated statements of income.

Qwest

At the beginning of 2001, we held 74.0 million shares of Qwest common stock. Since that time, we have sold all of our shares for a total of $1.4 billion in cash proceeds. The following table summarizes our Qwest transactions (in millions):

	Shares		Cash Proceeds	Losses on Sales	Other-than- Temporary Impairments

December 31, 2000	74.0
Less Sales:
2001	28.5	(a)	$1,137	$131	$1,517
2002	45.5		300	129	207

December 31, 2002	0.0		$1,437	$260	$1,724

(a)1.7 million shares were exchanged for services (at book value of $81).

Tele Centro Oeste Celular Participacoes SA (TCO)

In May 2000, we completed the purchase of a combination of voting common stock and American Depositary Receipts representing nonvoting preferred stock of TCO, a Brazilian wireless company, for a total purchase price of approximately $240. TCO provides cellular service in central-west Brazil, including Brasilia, as well as northern Brazil. The common stock portion of the investment represents 11.8% of the voting power of TCO. The combined investment in common and preferred stock represents 17.3% of the total capital of TCO. In first quarter 2002, we sold the American Depositary Receipts for proceeds of $90. The remaining book balance of this investment at December 31, 2002 is $33.

ADVANCES AND NOTES RECEIVABLE

Advances and notes receivable at December 31 are as follows:

	2001	2002

Cingular	$3,817	$3,817
E-Plus	1,841	–
KPN	446	1,717
Brazilian affiliates(a)	375	–
Other	221	238

Total advances and notes receivable	$6,700	$5,772

(a)See previous discussion regarding receivables to Brazilian equity affiliates.

The advances to Cingular carry a fixed interest rate of 7.5% and mature on March 31, 2005. We earned $72 in 2000, $287 in 2001 and $284 in 2002 from interest income on this advance to Cingular. In addition, Cingular owed us $48 at December 31, 2002, which represents receivables incurred in the ordinary course of business.

        Interest income earned from advances other than to Cingular was $60 in 2000, $93 in 2001 and $117 in 2002.

        During 2000 we loaned approximately €483 to Dutch telecommunications provider Royal KPN N.V. (KPN). In connection with the first quarter 2002 conversion of our interest in E-Plus to KPN, we were repaid €483 plus accrued interest.

        In August 2001, we loaned €1,510 to E-Plus with an expected March 1, 2004 due date, at LIBOR plus 310 basis points. In October 2001, we loaned an additional €525 with an expected March 1, 2004 due date, at LIBOR plus 185 basis points. At December 31, 2001 these Euro loans were equivalent to $1,841. E-Plus used the proceeds from these loans to pay down existing third party debt previously guaranteed by BellSouth. In March 2002, KPN purchased the loans to E-Plus and issued new debt to us, payable in three tranches through March 2004, at Euribor plus 175 bps. We unwound foreign-currency forward contracts associated with the original loans to E-Plus and recognized a gain of $31, or $20 after tax. We then entered new foreign currency swap contracts to mitigate foreign currency risk on the loan to KPN. The swaps, which qualify as cash flow hedges, lock-in the foreign exchange rate at an average of 0.8730 €:$ for the three payments of principal along with the quarterly interest payments due from KPN during 2002 through 2004.

Real Estate Partnerships

We have noncontrolling financial interests ranging from 70% to 80% in the CSL Ventures and 1155 Peachtree Associates real estate partnerships. We have advances to these partnerships that totalled $154 at December 31, 2001 and $157 at December 31, 2002. One advance bears interest at 7.29% while the

62    BELLSOUTH 2002

remaining advances to these partnerships bear interest at either LIBOR + 160 basis points or LIBOR + 180 basis points. Principal amounts outstanding at December 31, 2002 are due and payable to us at varying dates through January15, 2038. The instruments require periodic payments of interest and most are collateralized by various real estate holdings.

        In January 2003, we purchased the 20% interest in 1155 Peachtree Associates that we did not previously own. In 2003, we intend to sell our 70% ownership in CSL Ventures and to have the remaining debt repaid.

OTHER INVESTMENTS

Other investments at December 31, 2002 consist primarily of $279 in loan participation agreements related to the Colombian operations. In January 2003, we sold a portion of the loan participation for $37 cash proceeds at carrying value.

NOTE C – ACQUISITIONS AND DIVESTITURES

We have completed various transactions to further our strategy of expanding our core operations and divested of interests that no longer meet our strategic objectives.

Buyout of PCS Partnerships

In September 2000, we acquired the remaining 44.2% interest in the Carolinas PCS partnership bringing our ownership interest to 100%. The partnership provides PCS service in North Carolina, South Carolina and northeast Georgia. The PCS property and related debt was subsequently contributed to Cingular.

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

Colombian Acquisitions

In June 2000, we acquired a 50.4% controlling equity interest in Celumóvil S.A. (BellSouth Colombia) for a purchase price of approximately $399, funded by $299 of cash and $100 note which was paid in December 2000. BellSouth Colombia provides wireless service in the Eastern region of Colombia, which includes the capital city of Bogota, and in the Atlantic or coastal region.

        In July 2000, BellSouth Colombia acquired 100% of Cocelco, a wireless operator that since 1984 has been serving the Western region of Colombia, which includes the cities of Medellin and Cali. This acquisition was funded by a $385 capital contribution and a $30 shareholder loan from BellSouth. This transaction increased BellSouth's ownership interest in BellSouth Colombia to approximately 66.0%.

Divestitures

In November 2002, we sold our 100% ownership interest in Listel, our remaining Brazilian yellow pages operation, resulting in a pre-tax loss of $74, or $48 after tax. In January 2002, we exited our investment in OESP Midea, a Brazilian yellow pages provider, through the exercise of a put. There were no proceeds as the fair value of the put was $0.

        In August 2001, we sold our 24.5% ownership interest in SkyCell Communications, a wireless communications provider in India, for total proceeds of $21. The pre-tax gain on the sale was $24, or $19 after tax.

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

NOTE D – INTANGIBLE ASSETS

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Under SFAS No. 142, we ceased to amortize goodwill, embedded goodwill related to equity investments and costs associated with indefinite life wireless licenses. In addition, our net earnings of equity affiliates reflect the impact of adopting this new accounting standard on the operations of our equity investments (the most significant of which is our investment in Cingular Wireless). As required by SFAS No. 142, we reassessed the expected useful lives of existing intangible assets. This reassessment resulted in changes to the expected useful lives of some of our Latin America wireless licenses.

BELLSOUTH 2002    63

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

        Summarized below are the major classes of intangible assets that will continue to be amortized under SFAS No. 142, as well as the carrying values of those intangible assets, which will no longer be amortized:

	December 31, 2001		December 31, 2002

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization

Intangible assets subject to amortization:
Capitalized software	$2,208	$686	$2,557	$957
Wireless licenses	897	284	790	277
Customer related intangible assets	420	291	327	265
Other	36	11	37	12

Total	$3,561	$1,272	$3,711	$1,511
Intangible assets not subject to amortization:
Wireless licenses	$360	$23	$145	$7
MMDS licenses	$267	$26	$20	$–

        The following table presents current and expected amortization expense of the existing intangible assets as of December 31, 2002 for each of the following periods:

Aggregate amortization expense:
For the year ended December 31, 2002	$604
Expected amortization expense for the years ending December 31,:
2003	686
2004	729
2005	749
2006	761
2007	771

        The following table presents our 2000 and 2001 results on a basis comparable to the 2002 results, adjusted to exclude amortization expense related to goodwill and indefinite-lived wireless licenses.

	2000	2001	2002

Income before income taxes and cumulative effect of change in accounting principle – as reported	$6,598	$4,017	$4,575
Add back:
License amortization, net of tax	31	8	–
Goodwill amortization, net of tax	34	56	–
Equity method amortization, net of tax	15	61	–

Income before income taxes and cumulative effect of change in accounting principle – as adjusted	$6,678	$4,142	$4,575

Basic earnings per share:
Net income – as reported	$2.25	$1.37	$0.76
License amortization	.02	–	–
Goodwill amortization	.02	.03	–
Equity method amortization	.01	.03	–

Net income – as adjusted*	$2.29	$1.44	$0.76
Diluted earnings per share:
Net income – as reported	$2.23	$1.36	$0.76
License amortization	.02	–	–
Goodwill amortization	.02	.03	–
Equity method amortization	.01	.03	–

Net income – as adjusted*	$2.27	$1.43	$0.76

*Basic and diluted earnings per share for 2000 and 2001 do not sum due to rounding.

Intangible asset impairments

As part of the adoption of SFAS No. 142, we were required to perform initial valuations to determine if any impairment of goodwill and indefinite-lived intangibles exists. We will continue to test embedded goodwill related to equity investments for impairment under accounting rules for equity investments, which are based on comparisons between fair value and carrying value.

        During the second quarter 2002, we completed the transitional impairment test required under SFAS No. 142. In accordance with SFAS No. 142, goodwill was tested for impairment by comparing the fair value of our reporting units to their carrying values. Fair values were determined by the assessment of future discounted cash flows. The fair values of our Latin America reporting units were less than the carrying value of these units. The allocation of fair values to identifiable tangible and intangible assets resulted in an implied valuation of the goodwill associated with these reporting units of $118. As a result, we recorded an impairment loss of $1,277, with no income tax benefit. Additionally, our equity investee, Cingular Wireless, completed its transitional impairment test in the second quarter of 2002 resulting in an impairment loss to BellSouth of $8 after tax. These impairment losses are recorded as a cumulative effect of change in accounting principle in the statements of income as of January 1, 2002.

64    BELLSOUTH 2002

        The changes in the carrying amount of goodwill by operating segment for 2002 are as follows:

	Domestic Wireless	Latin America	Total

Balance at December 31, 2001	$244	$1,395	$1,639
SFAS No. 142 impairment	–	(1,277)	(1,277)
Other changes	6	(21)	(15)

Balance at December 31, 2002	$250	$97	$347

        The $1,285 cumulative effect of change in accounting principle in the consolidated income statements includes $8 recorded through net earnings (losses) of equity affiliates. Other changes above consist primarily of foreign currency translation adjustments.

        As of December 31, 2001, we had Multichannel Multipoint Distribution Service (MMDS) licenses classified as held for sale under the transition provisions of SFAS No. 144. During our quarterly assessment, we evaluated the recoverability of the MMDS licenses for impairment. Based on a probability weighted cash flow assessment, we determined that the fair value of the licenses was less than the carrying amount. Accordingly, we adjusted the carrying value to the estimated fair value of $20, resulting in an impairment loss of $221. The charge is included in the provision for restructuring and asset impairments in the consolidated statements of income. In addition, the MMDS licenses were reclassified to held and used, as we no longer meet the criteria for held for sale classification under the provisions of SFAS No. 144.

        During 2001, we recorded an asset impairment loss of $89 to writedown previously capitalized software costs, as a result of terminating a purchasing software project.

NOTE – BALANCE SHEET INFORMATION

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

	Estimated Depreciable Lives (In Years)	Average Remaining Life	2001	2002

Central office equipment	8-10	4.6	$25,375	$25,823
Outside plant	15-55	8.7	25,361	26,042
Operating and other equipment	5-15	3.4	5,209	4,289
Building and building improvements	25-45	28.0	4,264	4,532
Furniture and fixtures	10-15	9.3	2,511	2,388
Station equipment	6	2.9	617	722
Land	–	–	269	285
Plant under construction	–	–	726	354

			64,332	64,435
Less: accumulated depreciation			39,389	40,990

Property, plant and equipment, net			$24,943	$23,445

DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets are summarized as follows at December 31:

	2001	2002

Deferred activation and installation expenses	$1,748	$1,800
Prepaid pension and postretirement benefits	2,672	3,357
Other	702	569

Deferred charges and other assets	$5,122	$5,726

OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows at December 31:

	2001	2002

Advanced billing and customer deposits	$687	$791
Interest and rents accrued	534	438
Taxes payable	505	225
Dividends payable	363	380
Salaries and wages payable	311	329
Accrued compensated absences	254	222
Restructuring and severance accrual	202	115
Other	445	397

Other current liabilities	$3,301	$2,897

BELLSOUTH 2002    65

OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are summarized as follows at December 31:

	2001	2002

Deferred installation and activation revenues	$1,748	$1,800
Accrued pension and postretirement benefits	940	1,001
Deferred credits	832	790
Compensation related accruals	665	664
Minority interests in consolidated subsidiaries	441	205
Post employment benefits	262	265
Derivatives liability	85	374
Other	188	156

Other noncurrent liabilities	$5,161	$5,255

NOTE F – DEBT

DEBT MATURING WITHIN ONE YEAR

Debt maturing within one year is summarized as follows at December 31:

	2001	2002

Short-term notes payable:
Bank loans	$631	$510
Commercial paper	2,533	1,883
Current maturities of long-term debt	1,947	2,721

Debt maturing within one year	$5,111	$5,114

Weighted-average interest rate at end of period:
Bank loans	4.87%	4.22%
Commercial Paper	1.94%	1.33%
Credit Lines:
Committed credit lines	$2,506	$2,019
International uncommitted credit lines	10	40
International borrowings under uncommitted lines	9	11

        There are no significant commitment fees or requirements for compensating balances associated with any lines of credit.

LONG-TERM DEBT

Interest rates and maturities in the table below are for the amounts outstanding at December 31:

		2001	2002

Issued by BellSouth Telecommunications, Inc.
4.38%-6%	2003-2045	$507	$437
6.13%-7%	2003-2033	2,600	2,600
7.5%-8.25%	2032-2035	1,150	600
7%	2095	500	500
6%	Reset Put Securities due 2012	500	–
2.42%	Extendible Liquidity Securities due 2006	1,800	1,800
6.65%	Zero-to-Full Debentures due 2095	188	196
6.3%	Amortizing Debentures due 2015	306	299
Issued by BellSouth Corporation
5%-7.38%	2003-2039	4,049	3,849
7.75%-7.88%	2010-2030	2,000	2,000
7.12%	2097	500	500
4.11%	20-put-1 Securities due 2021	1,000	1,000
9.13%-9.19%	Guarantee of ESOP Debt	213	108
Issued by Foreign Operations
3.30%-9.25%	Argentina due 2003-2008	350	–
2.78%	Chile due 2004	180	180
2.91%-14.18%	Colombia due 2003-2006	771	722
6%-25.2%	Venezuela due 2003-2004	124	23
3.19%-5.15%	Peru due 2005	200	200
Capital leases and other		100	68
Unamortized discount, net of premium		(77)	(78)

		16,961	15,004
Current maturities		(1,947)	(2,721)
Long-term debt		$15,014	$12,283

        Several issues of long-term debt contain embedded options, which may require us to repurchase the debt or will alter the interest rate associated with that debt. Those issues, and their related options, are as follows:

Issue	Date of Put Option

20-put-1 Securities	Annually beginning April 2002
Extendible Liquidity Securities	Quarterly beginning Dec. 2000

        If the holders of the put options on the 20-put-1 Securities do not require us to repurchase the securities, the interest rates for these securities will be reset based on current market conditions. The extendible liquidity securities may be extended in thirteen-month increments by the holders of the notes but will not extend later than January 2006. The extendible liquidity securities bear interest at the three-month LIBOR, plus or minus a spread ranging from minus 0.02% to plus 0.06%. Some of the extendibles have not been extended.

        CRM, our subsidiary in Argentina, is in default on $490 of its US Dollar-denominated debt. The debt is classified as current in our consolidated December 31, 2002 balance sheet. This debt is non-recourse to BellSouth.

66    BELLSOUTH 2002

        The Amortizing Debentures pay against principal on a semi-annual basis and were issued with an original principal balance of $375. The Zero-to-Full Debentures will accrete to a total principal balance of $500 in 2015.

        Maturities of long-term debt outstanding, in principal amounts, at December 31, 2002 are summarized below. Maturities after the year 2007 include the final principal amount of $500 for the Zero-to-Full Debentures due in 2095.

Maturities
2003	$2,721
2004	536
2005	831
2006	2,120
2007	–
Thereafter	9,100

Total	$15,308

        At December 31, 2002, we had a shelf registration statement on file with the Securities and Exchange Commission under which $2,250 of debt securities could be publicly offered.

NOTE G – SHAREHOLDERS' EQUITY

COMMON STOCK AUTHORIZED

Our articles of incorporation authorize the issuance of 8,650,000,000 shares of common stock, par value $1 per share. Our Board of Directors is authorized to create from the unissued common stock one or more series, and, prior to the issuance of any shares in any particular series, to fix the voting powers, preferences, designations, rights, qualifications, limitations or restrictions of such series. The Board has not created any series of common stock.

PREFERRED STOCK AUTHORIZED

Our articles of incorporation authorize 100 million shares of cumulative first preferred stock having a par value of $1 per share, of which 30 million shares have been reserved and designated series B for possible issuance under a shareholder rights plan. As of December 31, 2002, no preferred shares had been issued. The series A first preferred stock was created for a previous shareholder rights plan which has expired.

SHAREHOLDER RIGHTS PLAN

In 1999, we adopted a shareholder rights plan by declaring a dividend of one right for each share of common stock then outstanding and to be issued thereafter. Each right entitles shareholders to buy one one-thousandth of a share of series B first preferred stock for $200.00 per share. The rights maybe exercised only if a person or group acquires 10% of the common stock of BellSouth without the prior approval of the Board of Directors or announces a tender or exchange offer that would result in ownership of 10% or more of the common stock. If a person or group acquires 10% of BellSouth's stock without prior Board approval, other shareholders are then allowed to purchase BellSouth common stock, or units of preferred stock with the same voting and economic characteristics, at half price. The rights currently trade with BellSouth common stock and maybe redeemed by the Board of Directors for one cent per right until they become exercisable, and thereafter under certain circumstances. The rights expire in December 2009.

SHARES HELD IN TRUST AND TREASURY

During 1996 and 1997, we issued shares to grantor trusts to provide partial funding for the benefits payable under certain nonqualified benefit plans. The trusts are irrevocable, and assets contributed to the trusts can only be used to pay such benefits with certain exceptions. The assets held in the trusts consist of cash and 35.8 million shares of BellSouth common stock at December 31, 2001 and 37.4 million shares at December 31, 2002. Of the total shares of BellSouth common stock held by the trusts at December 31, 2001, 31.9 million were issued directly from us to the trusts out of previously issued shares and 3.9 million shares were acquired in open market transactions through the use of the trusts' funds. At December 31, 2002, 33.5 million were issued directly from us and 3.9 million shares were acquired in open market transactions.

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

        In addition to shares held by the grantor trusts, shares held in trust and treasury includes treasury shares. In July 2002, we announced our intention to purchase up to $2 billion of our outstanding common stock through December 31, 2003. Since the announcement, we purchased 14.7 million shares for an aggregate of $356, resulting in total purchases for 2002 of 22.3 million shares for an aggregate of $591. No share purchases were made during 2001. We have reissued a total 5.4 million shares in 2001 and 4.9 million shares in 2002 under various employee and director benefit plans.

BELLSOUTH 2002    67

        Shares held in trust and treasury, at cost, as of December 31 are comprised of the following:

	2001		2002

	Shares	Amount	Shares	Amount

Shares held by grantor trusts	35,755,505	$565	37,440,229	$615
Shares held in treasury	106,987,374	4,431	122,739,244	4,757

Shares held in trust and treasury	142,742,879	$4,996	160,179,473	$5,372

GUARANTEE OF ESOP DEBT

The amount equivalent to the guarantee of the amortizing notes issued by our ESOP trusts is presented as a reduction to shareholders' equity. The amount recorded as a decrease in shareholders' equity represents the cost of unallocated BellSouth common stock purchased with the proceeds of the amortizing notes and the timing difference resulting from the shares allocated accounting method. See Note H for further information.

NOTE H – EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Substantially all of our non represented and represented employees are covered by non contributory defined benefit pension plans, as well as postretirement health and life insurance welfare plans.

        The pension plan covering non represented employees is a cash balance plan, which provides pension benefits determined by a combination of compensation-based service and additional credits and individual account-based interest credits. The 2001 and 2002 projected benefit obligations assume additional credits greater than the minimum levels specified in the written plan. For represented employees, pension benefits earned prior to 1999 are based on specified benefit amounts and years of service through 1998. Benefits earned in 1999 and subsequent years are calculated under a cash balance plan that is based on an initial cash balance amount, negotiated pension band increases and interest credits. The 2001 and 2002 represented pension obligations include the projected effect of future bargained-for improvements. The valuation of the nonrepresented health care plan anticipates cost sharing adjustments for eligible employees who retire after December 31, 1991. The written plan provides for caps on the company portion of premium expense for these employees. However, some cost sharing of medical trend inflation above the caps is considered in the valuation because of past practice.

        The following tables summarize benefit costs, as well as the assumptions, benefit obligations, changes in plan assets and funded status at or for the years ended December 31:

Pension Benefits	2001	2002

Change in benefit obligation:
Benefit obligation at the beginning of the year	$12,264	$11,928
Service cost	209	177
Interest cost	919	809
Amendments	(536)	–
Actuarial loss	587	437
Benefits and lump sums paid	(1,376)	(2,000)
Spin-off associated with Cingular	(163)	–
Curtailment	24	34
Special termination benefits	–	1

Benefit obligation at the end of the year	$11,928	$11,386

Change in plan assets:
Fair value of plan assets at the beginning of the year	$19,406	$16,617
Actual loss on plan assets	(1,193)	(1,279)
Benefits and lump sums paid	(1,376)	(2,000)
Spin-off associated with Cingular	(220)	–

Fair value of plan assets at the end of year	$16,617	$13,338

	2001	2002

Funded status:
As of the end of the year	$4,689	$1,952
Unrecognized prior service cost	(542)	(472)
Unrecognized net (gain) loss	(1,777)	1,535
Unrecognized net asset	(24)	(5)

Prepaid pension cost	$2,346	$3,010

68    BELLSOUTH 2002

        Pension plan assets included BellSouth common stock of $9 at December 31, 2001 and $8 at December 31, 2002.

	2001	2002

Amounts recognized in the consolidated balance sheets at December 31:
Prepaid pension cost	$2,435	$3,088
Accrued pension liability	(89)	(78)

Net amount recognized	$2,346	$3,010

	2000	2001	2002

Components of net pension benefit:
Service cost	$188	$209	$177
Interest cost	918	919	809
Expected return on plan assets	(1,537)	(1,655)	(1,598)
Amortization of prior service cost	26	(31)	(50)
Amortization of actuarial gain	(267)	(220)	(145)
Amortization of transition asset	(21)	(19)	(19)

Net pension benefit	$(693)	$(797)	$(826)

Weighted-average assumptions used in developing pension information include:
Discount rate	7.75%	7.25%	6.75%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	5.30%	5.10%	5.10%

        Based on the significant decline in equity markets in recent years, we have adjusted our assumption for long-term expected return on plan assets to 8.50% effective January1, 2003.

Retiree Health and Life	2001	2002

Change in benefit obligation:
Benefit obligation at the beginning of the year	$5,750	$6,315
Service cost	42	51
Interest cost	428	453
Amendments	426	–
Actuarial loss	55	916
Benefits and lump sums paid	(355)	(400)
Spin-off associated with Cingular	(10)	–
Curtailment	(21)	39
Special termination benefits	–	13

Benefit obligation at the end of the year	$6,315	$7,387

Change in plan assets:
Fair value of plan assets at the beginning of the year	$3,445	$3,163
Actual loss on plan assets	(371)	(461)
Employer contribution	425	493
Plan participants' contributions	19	25
Benefits and lump sums paid	(355)	(400)

Fair value of plan assets at the end of year	$3,163	$2,820

Funded status:
As of the end of the year	$(3,152)	$(4,567)
Unrecognized prior service cost	506	335
Unrecognized net loss	1,573	3,213
Unrecognized net obligation	459	365

Accrued benefit cost	$(614)	$(654)

        Retiree health and life assets included BellSouth common stock of $5 at December 31, 2001 and $5 at December 31, 2002.

	2001	2002

Amounts recognized in the consolidated balance sheets at December 31:
Prepaid benefit cost	$237	$269
Accrued benefit liability	(851)	(923)

Net amount recognized	$(614)	$(654)

BELLSOUTH 2002    69

	2000	2001	2002

Components of net other postretirement benefit cost:
Service cost	$56	$42	$51
Interest cost	399	428	453
Expected return on plan assets	(270)	(299)	(323)
Amortization of prior service cost	86	65	164
Amortization of actuarial loss	25	31	34
Amortization of transition obligation	82	79	75

Net postretirement benefit cost	$378	$346	$454

Weighted-average assumptions used in developing other post-retirement information include:
Discount rate	7.75%	7.25%	6.75%
Expected return on assets	8.25%	8.25%	8.25%
Rate of compensation increase	4.80%	4.80%	4.80%
Health care cost trend rate Pre-65	9.00%	8.50%	8.00%
Health care cost trend rate Post-65	11.60%	11.10%	10.50%

        The health care cost trend rates used to value the accumulated postretirement obligation as of December 31, 2002 are as follows:

Pre-age 65:	10.0% decreasing by .5% per year to 5.5% in 2012 and thereafter.
Post-age 65:	12.0% decreasing by 1.0% per year to 10% in 2005, then by 0.75% per year to 8.5% in 2007, then by 0.5% per year to 5.5% in 2013 and thereafter.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects as of December 31, 2002:

	1-Percentage Point Increase	1-Percentage Point Decrease

Effect on total service and interest cost components	$40	$(32)
Effect on other benefit obligation	$529	$(440)

Pension Settlements and Curtailments

The change in net pension income and net other post-retirement benefit cost is affected by several variables, including asset gains and experience losses; and changes in actuarial assumptions such as discount rate, return on plan assets and health care trend rates. The consolidated net pension benefit and other post retirement benefit cost amounts above are exclusive of settlement, curtailment and special termination benefit effects.

        In 2002, work force reduction activity resulted in a curtailment charge of $66 for other post retirement benefits and a curtailment gain of $21 for pensions. The 2002 activity also resulted in a special termination benefits charge of $13 for other post retirement benefits. In 2001, work force reduction activity resulted in a curtailment charge of $25 for other post retirement benefits. Work force reduction activity in 2000 resulted in other post retirement special termination benefits of $8.

        In 2002, lump-sum pension distributions for the pension plans exceeded the settlement threshold equal to the sum of the service cost and interest cost components of net periodic pension costs. This resulted in recognition of a settlement gain of $167, or $100 after tax, for all cash settlements under the plan. In 2000, we exceeded the settlement threshold resulting in recognition of a settlement gain of $362, or $223 after-tax, for all cash settlements under the plan.

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

        We also transferred a portion of our prepaid pension cost and accrued retiree health and life benefit cost to Cingular. The transfer was accounted for as a spin-off. The result was a reduction to the prepaid pension balance retained at BellSouth and a reduction to the postretirement benefit liability retained at BellSouth. The following amounts were transferred to Cingular:

	Prepaid Pension	Accrued Retiree Health and Life

Benefit obligation transferred	$163	$10
Market value of assets	220	–

Funded status	57	(10)
Unrecognized prior service cost	–	–
Unrecognized net (gain) loss	(37)	2
Unrecognized net obligation	–	1

Prepaid (accrued) position	$20	$(7)

Supplemental Executive Retirement Plan

We also maintain a nonqualified supplemental retirement plan for certain employees. The unfunded accumulated benefit obligations were $374 at December 31, 2002 and $352 at December 31, 2001. Accumulated other comprehensive income, net of deferred taxes, of $70 at December 31, 2002 and $79 at December 31, 2001 was recognized pursuant to paragraph 37 of SFAS No. 87, "Employers' Accounting for Pensions." The expense associated with this plan was $46 in 2000, $55 in 2001 and $58 in 2002.

70    BELLSOUTH 2002

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

        We match a portion of employees' eligible contributions to the Savings Plans at rates determined annually by the Board of Directors. Our matching obligation is fulfilled with shares released from the suspense accounts semiannually for allocation to participants. The number of shares allocated to each participant's account is based on the market price of the shares at the time of allocation. If shares released for allocation do not fulfill our matching obligation, we make further contributions to the Trusts to fund the purchase of additional shares in the open market to fulfill the remaining obligation.

        We recognize expense using the shares allocated accounting method, which combines the cost of the shares allocated for the period plus interest incurred, reduced by the dividends used to service the ESOP debt. Dividends on all ESOP shares are recorded as a reduction to retained earnings, and all ESOP shares are included in the computation of earnings per share.

	2000	2001	2002

Compensation cost	$33	$37	$38
Interest expense	$19	$15	$9
Actual interest on ESOP Notes	$30	$22	$12
Cash contributions, excluding dividends paid to the trusts	$75	$79	$84
Dividends paid to the trusts, used for debt service	$41	$39	$34
Shares allocated to participants (millions)	48.3	53.4	58.6
Shares unallocated (millions)	15.2	10.1	4.9

NOTE I – STOCK COMPENSATION PLANS

At December 31, 2002, we have stock options outstanding under several stock-based compensation plans. The BellSouth Corporation Stock Plan (the Stock Plan) provides for grants to key employees of stock options and various other stock-based awards. One share of BellSouth common stock is the underlying security for any award. The number of shares available for future grant under the BellSouth Corporation Stock Plan (as amended on December 5, 2000) is equal to 1.25% of total BellSouth shares outstanding at the time of grant, plus, for each prior calendar year since the effective date of the plan, the excess of shares available for grant in that calendar year over the number of shares granted in that calendar year. Prior to adoption of the Stock Plan, stock options were granted under the BellSouth Corporation Stock Option Plan. Stock options granted under both plans entitle an optionee to purchase shares of BellSouth common stock within prescribed periods at a price either equal to, or in excess of, the fair market value on the date of grant. Options granted under these plans generally become exercisable at the end of three to five years and have a term of 10 years.

        We apply APB Opinion 25 and related Interpretations in accounting for our stock plans. Accordingly, no compensation cost has been recognized for grants of stock options. Had compensation cost for our stock-based compensation plans been determined under the fair value method in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," our net income and earnings per share would have been changed to the pro forma amounts indicated below:

	2000	2001	2002

Net income – as reported	$4,220	$2,570	$1,423
Deduct: Stock-based employee compensation expense, net of tax	$(102)	$(124)	$(100)

Net income – pro forma	$4,118	$2,446	$1,323
Basic earnings per share – as reported	$2.25	$1.37	$0.76
Basic earnings per share – pro forma	$2.20	$1.30	$0.71
Diluted earnings per share – as reported	$2.23	$1.36	$0.76
Diluted earnings per share – pro forma	$2.18	$1.30	$0.71

        The pro forma amounts reflected above are not likely to be representative of the effects on reported net income in future years because, in general, the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

BELLSOUTH 2002    71

        The following table summarizes the activity for stock options outstanding:

	2000	2001	2002

Options outstanding at January 1	71,699,081	84,814,050	93,467,300
Options granted	23,598,035	16,361,471	19,376,330
Options exercised	(7,792,877)	(5,344,850)	(3,757,663)
Options forfeited	(2,690,189)	(2,363,371)	(2,757,502)
Options outstanding at December 31	84,814,050	93,467,300	106,328,465

Weighted-average option prices per common share:
Outstanding at January 1	$27.73	$33.09	$35.10
Granted at fair market value	$44.89	$42.10	$35.98
Exercised	$17.46	$21.02	$17.55
Forfeited	$39.58	$44.25	$42.44
Outstanding at December 31	$33.09	$35.10	$35.68
Weighted-average fair value of options granted at fair market value during the year	$13.46	$10.99	$9.39
Options exercisable at December 31	33,224,789	53,116,756	64,431,978
Shares available for grant at December 31	39,384,921	46,102,961	48,345,455

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2000	2001	2002

Expected life (years)	5	5	5
Dividend yield	1.69%	1.81%	2.19%
Expected volatility	27.0%	26.0%	29.0%
Risk-free interest rate	6.27%	4.74%	4.03%

The following table summarizes information about stock options outstanding at December 31, 2002:

Outstanding				Exercisable
Exercise Price Range	Options (millions)	Average Life(a)	Average Exercise Price	Options (millions)	Average Exercise Price

$13.41 - $15.94	5.4	1.75	$14.94	5.4	$14.94
$16.50 - $22.19	18.0	3.43	$21.63	18.0	$21.63
$22.20 - $30.91	18.0	6.50	$29.95	12.8	$30.70
$31.03 - $41.00	17.6	8.77	$38.95	3.2	$38.10
$41.26 - $51.78	47.3	7.22	$44.37	25.0	$44.86

$13.41 - $51.78	106.3	6.43	$35.68	64.4	$32.70

(a) Average contractual life remaining in years.

NOTE J – INCOME TAXES

The consolidated balance sheets reflect the anticipated tax impact of future taxable income or deductions implicit in the consolidated balance sheets in the form of temporary differences. These temporary differences reflect the difference between the basis in assets and liabilities as measured in the consolidated financial statements and as measured by tax laws using enacted tax rates.

The provision for income taxes is summarized as follows:

	2000	2001	2002

Current
Federal	$1,559	$1,440	$494
State	100	88	36
Foreign	104	97	109

	$1,763	$1,625	$639

Deferred, net
Federal	$600	$(210)	$1,181
State	97	54	118
Foreign	(25)	25	(34)

	$672	$(131)	$1,265

Investment tax credits, net
Federal	$(39)	$(33)	$(27)
Foreign	(18)	(14)	(10)

	$(57)	$(47)	$(37)

Total provision for income taxes	$2,378	$1,447	$1,867

Temporary differences which gave rise to deferred tax assets and (liabilities) at December 31 were as follows:

	2001	2002

Unrealized loss on marketable securities	$601	$6
Loan impairments	–	112
Operating loss and tax credit carry forwards	425	869
Capital loss carry forwards	–	326
Restructuring accrual	216	161
Allowance for uncollectibles	172	112
Foreign subsidiary basis differential	130	–
Regulatory accruals	64	25
Other	176	79

	1,784	1,690

Valuation allowance	(470)	(906)

Deferred tax assets	$1,314	$784

Property related	$(2,968)	$(3,171)
Equity investments	(641)	(982)
Issue basis accounting	(288)	(246)
Licenses	(190)	(126)
Compensation related	(183)	(410)
Other	(99)	(176)

Deferred tax liabilities	(4,369)	(5,111)

Unamortized investment tax credits	(54)	(27)

Net deferred tax liability	$(3,109)	$(4,354)

72    BELLSOUTH 2002

        Valuation allowances increased by $436 in 2002 for foreign and state operating losses and state credits that may not be utilized during the carry forward period. Approximately 60% of the operating losses are in foreign jurisdictions with expirations in years between 2004 and 2007. The remainder are state losses and credit carry-forwards expiring in various years beginning in 2004.

        The net deferred tax liability at December 31, 2002 included a current asset balance of $318 and a noncurrent liability balance, including investment tax credits, of $4,672. The net deferred tax liability at December 31, 2001 included a current asset balance of $97 and a noncurrent liability balance, including investment tax credits, of $3,206.

        A reconciliation of the federal statutory income tax rate to our effective tax rate follows:

	2000	2001	2002

Federal statutory tax rate	35.0%	35.0%	35%
State income taxes, net of federal income tax benefit	1.9	2.3	2.2
Net earnings (losses) of equity affiliates	–	1.9	(0.3)
Change in foreign valuation allowance	1.0	1.8	7.1
Investment tax credits	(0.7)	(0.9)	(0.6)
Tax over book basis in foreign investments	(0.7)	(3.2)	(0.9)
Other	(0.5)	(0.9)	(1.7)

Effective tax rate	36.0%	36.0%	40.8%

        The increase in the 2002 effective tax rate was driven by the recording of a foreign tax valuation allowance, deferring recognition of the tax benefits generated by losses at operations in Argentina. The valuation allowance is necessary due to a potentially limited tax carry-forward period.

        Even though the rate in 2001 remained consistent with 2000, the 2001 provision includes recognition of a deferred tax asset of $122 related to the excess of tax basis over book basis in our investment in E-Plus. This asset was recognized when it became apparent this temporary difference would reverse in the foreseeable future due to a decision to exchange shares in E-Plus for shares in KPN. In addition, the rate was negatively impacted by an increase in losses from foreign equity investments, which are reported net of tax, and the write-down of equity investments for which no state tax benefits were recorded.

        At December 31, 2002, the deferred tax liability related to approximately $884 of cumulative unrepatriated earnings on consolidated foreign subsidiaries and equity investments in unconsolidated businesses was excluded under SFAS No. 109 because such earnings are intended to be reinvested indefinitely. The determination of the deferred tax liability is not practicable at this time.

NOTE K – SUPPLEMENTAL CASH FLOW
INFORMATION

	2000	2001	2002

Cash paid for:
Income taxes	$2,031	$1,371	$940

Interest	$1,242	$1,321	$1,238

During 2001, we tendered 1.7 million shares of our investment in Qwest as payment for services rendered in connection with a wholesale services agreement.

NOTE L – SEGMENT INFORMATION

We have four reportable operating segments: (1) Communications group; (2) Domestic wireless; (3) Latin America; and (4) Domestic advertising and publishing.

        During fourth quarter 2000, we contributed our domestic wireless operations to a joint venture with SBC Communications, forming the second largest wireless carrier in the US, Cingular. We own an approximate 40% economic interest in the venture and share control with SBC. We account for the investment under the equity method. For management purposes we evaluate our domestic wireless segment based on our proportionate share of Cingular's results. Accordingly, results for our domestic wireless segment for all of 2002 and 2001 and the last three months of 2000 reflect the proportional consolidation of 40% of Cingular's results, whereas the first nine months of 2000 and all of 1999 reflect the historical results of our wireless business that have been contributed to Cingular.

BELLSOUTH 2002    73

        The following table provides information for each operating segment:

	2000	2001	2002

Communications group
External revenues	$18,143	$18,927	$18,334
Intersegment revenues	312	144	155
Total segment revenues	18,455	19,071	18,489
Depreciation and amortization	3,786	4,045	4,081
Segment Operating income	5,986	5,766	5,081
Interest expense	699	597	498
Net earnings (losses) of equity affiliates	(1)	–	–
Income taxes	1,962	1,896	1,734
Segment net income	$3,356	$3,304	$2,853
Segment assets	$30,581	$32,525	$31,925
Equity method investments	$5	$–	$–
Capital expenditures	$5,440	$5,125	$3,337
Domestic wireless
External revenues	$4,257	$5,643	$5,891
Intersegment revenues	24	–	–
Total segment revenues	4,281	5,643	5,891
Depreciation and amortization	642	767	740
Segment Operating income	510	1,020	1,086
Interest expense	177	328	364
Net earnings (losses) of equity affiliates	146	(29)	(106)
Income taxes	165	251	224
Segment net income	$297	$425	$357
Segment assets	$7,192	$9,012	$9,649
Capital expenditures	$845	$1,262	$1,234
Latin America
External revenues	$2,906	$2,910	$2,233
Intersegment revenues	60	25	5
Total segment revenues	2,966	2,935	2,238
Depreciation and amortization	605	605	440
Segment Operating income	50	280	293
Interest expense	178	215	144
Interest income	32	36	23
Net earnings (losses) of equity affiliates	(45)	(36)	(10)
Income tax expense (benefit)	(16)	63	(25)
Segment net income (loss)	$(152)	$(50)	$113
Segment assets	$6,971	$6,574	$3,717
Equity method investments	$221	$127	$108
Capital expenditures	$818	$500	$247
Domestic advertising and publishing
External revenues	$2,042	$2,073	$2,084
Intersegment revenues	24	18	24
Total segment revenues	2,066	2,091	2,108
Depreciation and amortization	28	28	27
Segment Operating income	1,041	1,040	916
Interest expense	14	16	12
Income taxes	394	394	347
Segment net income	$635	$633	$556
Segment assets	$1,688	$1,843	$1,703
Capital expenditures	$55	$63	$29

RECONCILIATION TO
CONSOLIDATED FINANCIAL INFORMATION

	2000	2001	2002

Operating revenues
Total reportable segments	$27,768	$29,740	$28,726
Cingular proportional consolidation	(1,198)	(5,540)	(5,737)
Domestic wireless roamer adjustment	(267)	–	–
Customer premises equipment revenues	109	13	–
Florida gross receipts tax	57	44	–
Unbilled receivable adjustment	–	–	(163)
Refund of customer late fees in Florida	–	–	(108)
Corporate, eliminations and other	(318)	(127)	(278)

Total consolidated	$26,151	$24,130	$22,440

Operating income
Total reportable segments	$7,587	$8,106	$7,376
Cingular proportional consolidation	(153)	(1,020)	(1,008)
USE Settlement	(203)	–	–
Provision for restructurings and asset impairments	(606)	(431)	(914)
Pension settlement gains (losses)	362	–	(167)
Unbilled receivable adjustment	–	–	(163)
Adjustment to ISP accrual	–	(143)	–
Refund of customer late fees in Florida	–	–	(108)
Corporate, eliminations and other	(103)	(171)	(111)

Total consolidated	$6,884	$6,341	$4,905

Net Income
Total reportable segments	$4,136	$4,312	$3,879
Foreign currency transaction losses	(82)	(230)	(597)
USE Settlement	(125)	–	–
Brazil loan impairments	–	–	(263)
Net gains on ownership transactions	360	28	806
Provision for restructurings and asset impairments	(393)	(274)	(589)
Pension settlement gains (losses)	223	–	(100)
Unbilled receivable adjustment	–	–	(101)
Net losses on sale or impairment of securities	–	(1,263)	(274)
FAS 142 impairment charge	–	–	(1,285)
Adjustment to ISP accrual		(88)	–
Early extinguishment of debt	–	–	(22)
Refund of customer late fees in Florida	–	–	(70)
Corporate, eliminations and other	101	85	39

Total consolidated	$4,220	$2,570	$1,423

74    BELLSOUTH 2002

        The Cingular proportional consolidation shown above represents the amount necessary to reconcile the proportional results of Cingular to GAAP results. We have also adjusted the domestic wireless segment's revenues and expenses in 2000 to treat revenues and expenses related to roaming activity on a basis consistent with Cingular's results. The customer premises equipment and Florida gross receipts tax represent adjustments to the Communications group's prior operating activity to conform prior activity to the current structure of these transactions.

        Reconciling items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. Net gain (loss) on sale of operations include: for 2000, gains from the restructuring of the investment in E-Plus and the redemption of AT&T from the AB Cellular partnership; in 2001, gains from the sale of investments in SkyCell and BellSouth International Wireless Services; in 2002, a gain from the conversion of our ownership interest in E-Plus and a loss associated with the disposal of one of our Brazilian advertising and publishing companies.

        Net revenues to external customers are based on the location of the customer. Geographic information as of December 31 is as follows:

	United States	Inter- national	Total

2000:
Revenues	$23,245	$2,906	$26,151
Long-lived assets	37,571	5,948	43,519
2001:
Revenues	$21,220	$2,910	$24,130
Long-lived assets	39,936	5,255	45,191
2002:
Revenues	$20,207	$2,233	$22,440
Long-lived assets	39,106	2,511	41,617

NOTE M – FINANCIAL INSTRUMENTS

The recorded amounts of cash and cash equivalents, temporary cash investments, bank loans and commercial paper approximate fair value due to the short-term nature of these instruments. The fair value for BST's long-term debt is estimated based on the closing market prices for each issue at December 31, 2001 and 2002. Fair value estimates for the Guarantee of ESOP Debt, BellSouth Corporation long-term debt, foreign exchange contracts, foreign currency swaps and interest rate swaps are based on quotes from dealers. Since judgment is required to develop the estimates, the estimated amounts presented herein may not be indicative of the amounts that we could realize in a current market exchange.

        Following is a summary of financial instruments comparing the fair values to the recorded amounts as of December 31:

	2001

	Recorded Amount	Estimated Fair Value

Debt:
Issued by BST	$7,551	$7,568
Issued by BellSouth Corporation	10,521	10,856
Issued by Latin America entities	1,834	1,834
Other debt and discounts	6	6
Guarantee of ESOP debt	213	213

	20,125	20,477
Interest rate swaps	(37)	(37)
Forwards	(39)	(39)
	2002

	Recorded Amount	Estimated Fair Value

Debt:
Issued by BST	$6,439	$6,738
Issued by BellSouth Corporation	9,231	10,047
Issued by Latin America entities	1,634	1,198
Other debt and discounts	(15)	(15)
Guarantee of ESOP debt	108	108

	17,397	18,076
Interest rate swaps	(111)	(111)
Foreign currency swaps	(263)	(263)

DERIVATIVE FINANCIAL INSTRUMENTS

We are, from time to time, party to currency swap agreements, interest rate swap agreements and foreign exchange forward contracts in our normal course of business for purposes other than trading. These financial instruments are used to mitigate foreign currency and interest rate risks, although to some extent they expose us to market risks and credit risks. We control the credit risks associated with these instruments through the evaluation and continual monitoring of the creditworthiness of the counter parties. In the event that a counter party fails to meet the terms of a contract or agreement, our exposure is limited to the current value at that time of the currency rate or interest rate differential, not the full notional or contract amount. We believe that such contracts and agreements have been executed with creditworthy financial institutions. As such, we consider the risk of nonperformance to be remote.

INTEREST RATE SWAPS

We enter into interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. We were a party to various interest rate swaps, which qualify for hedge accounting and we believe are 100% effective, with an aggregate notional amount of $1,195 at December 31, 2001 and

BELLSOUTH 2002    75

$1,120 at December 31, 2002. The following table summarizes the average rates of these agreements:

	At December 31,

	2001	2002

Pay fixed/receive variable:
Rate paid	5.88%	5.75%
Rate received	1.96%	1.63%

        The swaps mature in 2005.

FOREIGN CURRENCY SWAPS

In March 2002 we entered into three foreign currency swap contracts, which qualify as cash flow hedges, to mitigate foreign currency risk on loans we extended to KPN for approximately €2,154. As of December 31, 2002 there were two remaining swaps that lock-in the foreign exchange rate of 0.8727 €:$ for the two payments of principal along with the quarterly interest payments due during 2003 and 2004.

FORWARDS

In August 2001, we loaned €1,510 to E-Plus with an expected March 1, 2004 due date, at LIBOR plus 310 basis points. In October 2001, we loaned an additional €525 with an expected March 1, 2004 due date, at LIBOR plus 185 basis points. Simultaneously with these transactions, in order to mitigate foreign currency risk, we also entered into forward contracts to sell €1,510 at the rate of 0.9158 €:$ and €525 at a rate of 0.8914 €:$, with a March 1, 2004 settlement date. In March 2002, KPN purchased the loans to E-Plus and issued new debt to us. We unwound the foreign-currency forward contracts associated with the original loans to E-Plus and recognized a gain of $31, or $20 after tax.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to these receivables, other than those from long distance carriers, are limited due to the composition of the customer base, which includes a large number of individuals and businesses. Accounts receivable from long distance carriers totaled $492 at December 31, 2001 and $275 at December 31, 2002.

NOTE N – CHANGE IN FUNCTIONAL CURRENCY

In Argentina, we own a 65% interest in CRM, a wireless communications company, which we consolidate in our financial statements. In January 2002, the Argentine government announced economic reforms, including a devaluation of its national currency, the Argentine Peso. The Argentine Peso has lost over 71% of its value as compared to the US Dollar since the beginning of 2002. Based on the net monetary position of CRM, we recorded foreign currency transaction losses of $683 during 2002. We are recording a valuation allowance on the net operating losses, deferring recognition of the tax benefits generated by these losses due to the potentially limited tax carry forward period in Argentina.

        In Venezuela, we own a 78.2% interest in Telcel, a wireless communications company, which we consolidate in our financial statements. In February 2002, the Venezuelan government let the Bolivar float freely. The Bolivar has devalued approximately 44% since the beginning of our fiscal period 2002. Based on Telcel's net monetary position, we recorded foreign currency transaction gains of $89 in 2002. In addition, Venezuela is no longer considered a hyper inflationary economy, which resulted in a change in the functional currency from the US Dollar to the Bolivar. As a result, the remeasurement of non-monetary assets and liabilities is reflected as a foreign currency translation adjustment in the other comprehensive income portion of shareholders' equity.

        In January 2003, Venezuela's central bank halted foreign exchange trading to stem capital flight during a seven-week-old opposition strike to the President. Venezuela's local Bolivar currency has lost nearly a third of its value against the US Dollar since the strike against the President began on December 2, 2002. In February 2003, Venezuela's central bank fixed the Bolivar's exchange rate at 1,596 Bolivar to the US Dollar. Because of the net monetary position of this entity, depreciation of the Bolivar results in foreign currency transaction gains being recognized in the income statement. The depreciation of the Bolivar, however, will have the effect of lowering both local currency revenues and expenses when translated into the US Dollar for financial reporting purposes. In addition, inflation in Venezuela is increasing at a significant rate, which absent price increases, could negatively affect our earnings. If the three-year cumulative inflation rate exceeds 100%, the economy will be considered hyper inflationary resulting in a requirement to change the functional currency to the US Dollar.

NOTE O – COMMITMENTS AND CONTINGENCIES

LEASES

We have entered into operating leases for facilities and equipment used in operations. Rental expense under operating leases was $314 for 2000, $240 for 2001, and $205 for 2002. Capital leases currently in effect are not significant.

76    BELLSOUTH 2002

        The following table summarizes the approximate future minimum rentals under noncancelable operating leases in effect at December 31, 2002:

Minimum Rentals

2003	$117
2004	108
2005	104
2006	86
2007	64
Thereafter	242

Total	$721

OUTSIDE PLANT

We currently self-insure all of our outside plant against casualty losses. Such outside plant, located in the nine southeastern states served by BST, is susceptible to damage from severe weather conditions and other perils. The net book value of outside plant was $7,462 at December 31, 2001 and $7,308 at December 31, 2002.

OUTSOURCING CONTRACTS

Beginning in 1997, we contracted with various entities to outsource the performance of certain engineering functions, as well as our information technology operations and application development. These contracts expire at various dates through 2009, are generally renewable, and are cancelable upon the payment of additional fees or for nonperformance. Future minimum payments for these contracts range from $377 to $647 annually over the contract periods.

        As of December 31, 2002,we have several significant commitments with large vendors to purchase telecommunications equipment, software and services totaling $659. These commitments expire in years ranging from 2003 to 2006.

PUT-CALL PROVISIONS

Venezuela

We own approximately 78% of Telcel, our Venezuelan operation. Telcel's other major shareholder holds an indirect 21% interest in Telcel. Under a Stock Purchase Agreement, that shareholder has the right to require us to purchase (the puts), and we have the right to require that shareholder to sell (the calls) to us, approximately half of that shareholder's interest in Telcel in 2000 and the remaining balance in 2002. If we exercise our call right, we would purchase that shareholder's interest at between 100% and 120% of its appraised fair value. If the shareholder elects to require us to purchase the interest, we would do so at between 80% and 100% of its appraised fair value. In 2000, the shareholder initiated a process for appraising the value of its interest in Telcel, but the process was not completed. We are currently in arbitration with our partner in which each of us and our partner have alleged breaches by the other of the Stock Purchase Agreement and ancillary agreements, along with related claims. At this time we are unable to predict the outcome of this arbitration and, therefore, cannot determine the financial implications of this matter. We cannot determine who will exercise their rights under the agreement, or the amount if exercised.

Colombia

We own approximately 66% of BellSouth Colombia. Our partner holds the remaining 34% interest. We have agreed with our partner to a series of related put and call agreements where by we can acquire, or could be compelled by our partner to acquire, additional shares of the company, up to the partner's entire interest, at a price approximately equal to appraised fair value. Our partner currently has the right to put to us approximately one-half of his 34% interest in the Colombian operations. The put expires in June 2005. The remaining balance can be put to us beginning in 2006 until 2009. Our first call option for up to a number of shares currently equal to approximately 10.5% of BellSouth Colombia's outstanding common stock is first exercisable beginning in December 2003. We cannot determine who will exercise their rights under the agreement, or the amount if exercised.

RECIPROCAL COMPENSATION

Following the enactment of the Telecommunications Act of 1996, our telephone company subsidiary, BellSouth Telecommunications, Inc. (BST), and various competitive local exchange carriers entered into interconnection agreements providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. These agreements were the subject of litigation before various regulatory commissions. After an FCC ruling in April 2001 prescribing new rates, BellSouth settled its claims with competitors for traffic occurring through mid-June 2001, and entered into agreements that contained the FCC rates for traffic occurring from mid-June 2001 forward. The District of Columbia Circuit Court of Appeals, in the second quarter of 2002, remanded the ruling to the FCC to implement a rate methodology consistent with the Court's opinion. The FCC's previous rules and rates remain in effect while it reconsiders them. A change in the rules or rates could increase our expenses.

REGULATORY MATTERS

Beginning in 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new

BELLSOUTH 2002    77

state statute, adopted subsequent to the Commission's approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the Commission. The election became effective during August 1999. The South Carolina Consumer Advocate petitioned the Commission seeking review of the level of our earnings during the 1996-1998 period when we operated under the subsequently invalidated price regulation plan. The Commission voted to dismiss the petition in November 1999 and issued orders confirming the vote in February and June of 2000. In July 2000, the Consumer Advocate appealed the Commission's dismissal of the petition. If the Consumer Advocate prevails, the case could be remanded to the South Carolina PSC which could, after considering evidence, order material refunds to customers in South Carolina. At this time, we are unable to predict the outcome of this appeal and, therefore, cannot determine the impact, if any, this matter may have on future earnings.

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

LEGAL PROCEEDINGS

On April 29, 2002 five African-American employees filed a putative class action lawsuit, captioned Gladys Jenkins et al. v. BellSouth Corporation, against the Company in the United States District Court for the Northern District of Alabama. The complaint alleges that BellSouth discriminated against current and former African-American employees with respect to compensation and promotions in violation of Title VII of the Civil Rights Act of 1964 and 42 USC. Section 1981. Plaintiffs purport to bring the claims on behalf of two classes: a class of all African-American hourly workers employed by BellSouth at any time since April 29, 1988, and a class of all African-American salaried workers employed by BellSouth at any time since April 29, 1988 in management positions at or below Job Grade 59/Level C. The plaintiffs are seeking unspecified amounts of backpay, benefits, punitive damages and attorneys' fees and costs, as well as injunctive relief. At this early stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

        Several individual shareholders have filed substantially identical class action lawsuits against BellSouth and three of its senior officers, alleging violations of the federal securities laws. The cases, captioned In re BellSouth Securities Litigation, are pending in the United States District Court for the Northern District of Georgia. The plaintiffs allege that during the period January 22, 2001 through July 19, 2002, the Company (1) overstated the unbilled receivables balance of its advertising and publishing subsidiary; (2) failed to disclose that a Florida CLEC had stopped paying money owed to the Company; and (3) understated its exposure to bad debt losses. The plaintiffs are seeking an unspecified amount of damages, as well as attorneys' fees and costs. At this early stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

        Three substantially identical class action lawsuits were recently filed in the United States District Court for the Northern District of Georgia against BellSouth, its directors, three of its senior officers, and other individuals, alleging violations of the Employee Retirement Income Security Act ("ERISA"). The plaintiffs, who seek to represent a putative class of participants and beneficiaries of BellSouth's 401(k) plan (the "Plan"), allege that we breached its fiduciary duties in violation of ERISA, among other things, (1) failing to provide accurate information to the Plan participants and beneficiaries; (2) failing to ensure that the Plan's assets were invested properly; (3) failing to monitor the Plan's fiduciaries; and (4) failing to disregard Plan directives that the defendants knew or should have known were imprudent. The plaintiffs are seeking an unspecified amount of damages, injunctive relief, attorneys' fees and costs. Certain factual allegations underlying these lawsuits are substantially similar to those in the putative securities class actions captioned In re BellSouth Securities Litigation, which are described above. At this early stage of the litigation, the likely outcome of the cases cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

        A number of antitrust class action lawsuits were recently filed against BellSouth in federal district courts in Atlanta, Georgia and Ft. Lauderdale, Florida. The plaintiffs purport to represent putative classes consisting of all BellSouth local telephone service subscribers and/or all subscribers of competitive local exchange carriers in nine southeastern states since 1996. The plaintiffs allege that BellSouth engaged in unlawful anticompetitive conduct in violation of state and federal antitrust laws by, among other things, (1) denying competitors access to certain essential facilities necessary for competitors to provide local telephone service; (2) using its monopoly power in the wholesale market for local telephone service as leverage to maintain a monopoly in the retail market; and (3) failing to provide the same quality of service, access and billing to competitors that it provides its own retail customers. The plaintiffs are seeking an unspecified amount of treble damages, injunctive

78    BELLSOUTH 2002

relief, as well as attorneys' fees and costs. At this earlystage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

        A consumer class action alleging antitrust violations of Section 1 of the Sherman Antitrust Act was recently filed against BellSouth, Verizon, SBC and Qwest in Federal Court in the Southern District of New York. The complaint alleges that defendants conspired to restrain competition by "agreeing not to compete with one another and otherwise allocating customers and markets to one another." The plaintiffs are seeking an unspecified amount of treble damages and injunctive relief, as well as attorneys' fees and expenses. At this earlystage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

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

NOTE P – RELATED PARTY TRANSACTIONS

In addition to the advances to affiliates discussed in Note B and activity related to Cingular discussed in Note G, other significant transactions with related parties are summarized in the succeeding paragraphs.

        We generated revenues of approximately $304 in 2001 and $386 in 2002 from the provision of local interconnect and long distance services to Cingular and agent commissions from Cingular.

        In October 2000, we entered into a transition services agreement with Cingular, pursuant to which we provide transition services and products for a limited period of time. The services we provided included government and regulatory affairs, finance, compensation and benefit accounting, human resources, internal audit, risk management, legal, security and tax. Provided services terminated prior to December 31, 2002. The fees were determined based on the cost of providing the level of service expected to be provided at the time we entered into the agreements.

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

NOTE Q – OTHER EVENTS

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

        We recorded charges of approximately $498, or $323 net of tax, related to this restructuring in the fourth quarter of 2000. These charges consisted of approximately $289 for asset writeoffs and writedowns and $209 for contract termination penalties, migration of customers to alternative service providers and for severance and related benefit expenses. The remaining liability as of December 31, 2002 was $6. Operating revenues generated by this business were $75 in 2000, $24 in 2001, and $1 in 2002. Operating losses generated by this business were $110 in 2000, $16 in 2001, and $222 in 2002. The 2002 losses include the impairment of MMDS licenses for $221 as discussed in Note D.

WORKFORCE REDUCTION CHARGES

During 2002, we recorded charges of $487, or $305 after tax, related to our plans to reduce our workforce by approximately 5,000 positions to reduce

BELLSOUTH 2002    79

operating costs in response to a slow economy, increased competition and regulatory pricing pressures. The charge, recorded in accordance with provisions of SFAS No. 112, consisted primarily of cash severance and enhancements to post employment health benefits under preexisting separation plans.

        In the fourth quarter 2001, we recorded a charge of $232, or $143 after tax, reflecting restructuring actions that were taken to reduce operating costs. As a result of these reductions, we eliminated approximately 4,200 positions. The charge, recorded in accordance with provisions of SFAS No. 112, "Employer's Accounting for Post employment Benefits"(SFAS No. 112), consisted primarily of cash severance and enhancements to post employment health benefits under pre-existing separation pay plans.

ASSET IMPAIRMENTS

In 2002, we announced we are eliminating certain service offerings, including our own line of e-business services and some products within our wholesale long distance portfolio. We will also discontinue operations at our multi-media Internet exchange (MIX) in Miami. We are currently seeking to align with another provider of e-business services to meet the needs of current and future customers. We will continue to support our existing e-business customers until this transition is complete. In connection with the previously announced exit of our public telephone operations, our periodic evaluation of the undiscounted cash flows indicated an impairment. As a result of these combined events, we recorded a charge of $134 in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This charge includes asset impairments, early termination penalties on contracts and leases, and severance for affected employees.

RESTRUCTURING LIABILITY

As of December 31, 2002, the aggregate liability related to the charges described above, excluding post retirement and pension impacts, was $115. As of December 31, 2002 the workforce reduction is substantially complete.

	Type of Cost

	Employee Separations	Other Exit Costs	Total

Balance at December 31, 2001	$202	$—	$202
Additions	430	38	468
Deductions	(548)	(7)	(555)

Balance at December 31, 2002	$84	$31	$115

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

NOTE R – SUBSIDIARY FINANCIAL INFORMATION

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

        BST, including its subsidiaries (BellSouth Accounts Receivable Management, Inc., BellSouth Billing, Inc., BellSouth Business Systems, Inc., BellSouth Credit and Collections Management, Inc., BellSouth Entertainment, LLC, BellSouth Interactive Media Services, LLC, BellSouth Products, Inc., BellSouth Public Communications, Inc.), is listed separately because it has debt securities, registered with the SEC, that we have guaranteed. All other operating subsidiaries that do not have registered securities guaranteed by us are presented in the Other column. The Parent column is comprised of headquarter entities which provide, among other services, executive management, administrative support and financial management to operating subsidiaries. The Adjustments column includes the necessary amounts to eliminate the intercompany balances and transactions between BST, Other and Parent to reconcile to our consolidated financial information.

80    BELLSOUTH 2002

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Year Ended December 31, 2000
	BST	Other	Parent	Adjustments	Total

Total operating revenues	$18,069	$9,242	$2,145	$(3,305)	$26,151
Total operating expenses	12,805	8,667	1,130	(3,335)	19,267

Operating income	5,264	575	1,015	30	6,884
Interest expense	695	281	936	(584)	1,328
Other income (expense), net	25	755	4,511	(4,249)	1,042

Income before income taxes	4,594	1,049	4,590	(3,635)	6,598
Provision (benefit) for income taxes	1,689	385	299	5	2,378

Net income	$2,905	$664	$4,291	$(3,640)	$4,220

	For the Year Ended December 31, 2001
	BST	Other	Parent	Adjustments	Total

Total operating revenues	$18,517	$6,564	$2,730	$(3,681)	$24,130
Total operating expenses	13,900	5,507	2,078	(3,696)	17,789

Operating income	4,617	1,057	652	15	6,341
Interest expense	596	269	789	(339)	1,315
Other income (expense), net	31	464	2,298	(3,802)	(1,009)

Income before income taxes	4,052	1,252	2,161	(3,448)	4,017
Provision (benefit) for income taxes	1,456	610	(704)	85	1,447

Net income	$2,596	$642	$2,865	$(3,533)	$2,570

	For the Year Ended December 31, 2002
	BST	Other	Parent	Adjustments	Total

Total operating revenues	$17,695	$5,808	$2,627	$(3,690)	$22,440
Total operating expenses	13,900	5,463	1,871	(3,699)	17,535

Operating income	3,795	345	756	9	4,905
Interest expense	503	178	773	(266)	1,188
Other income (expense), net	(29)	(154)	3,069	(2,028)	858

Income before income taxes and cumulative effect of change in accounting principle	3,263	13	3,052	(1,753)	4,575
Provision (benefit) for income taxes	1,212	251	427	(23)	1,867
Change in accounting principle	–	–	(1,285)	–	(1,285)

Net income	$2,051	$(238)	$1,340	$(1,730)	$1,423

BELLSOUTH 2002    81

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2001					December 31, 2002
	BST	Other	Parent	Adjust- ments	Total	BST	Other	Parent	Adjust- ments	Total

ASSETS
Current assets:
Cash and cash equivalents	$111	$481	$–	$–	$592	$87	$745	$1,650	$–	$2,482
Accounts receivable, net	3,032	2,152	4,046	(4,241)	4,989	2,664	1,720	3,120	(3,375)	4,129
Other current assets	520	727	95	(68)	1,274	475	664	182	(70)	1,251

Total current assets	3,663	3,360	4,141	(4,309)	6,855	3,226	3,129	4,952	(3,445)	7,862

Investments and advances	287	5,801	8,117	(3,585)	10,620	308	6,489	6,310	(3,366)	9,741
Property, plant and equipment, net	22,085	2,580	278	–	24,943	21,403	1,754	288	–	23,445
Deferred charges and other assets	4,795	213	180	(66)	5,122	5,302	234	219	(29)	5,726
Intangible assets, net	1,122	3,081	288	15	4,506	1,224	1,179	302	–	2,705

Total assets	$31,952	$15,035	$13,004	$(7,945)	$52,046	$31,463	$12,785	$12,071	$(6,840)	$49,479

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year	$3,468	$794	$4,261	$(3,412)	$5,111	$3,445	$1,044	$3,150	$(2,525)	$5,114
Other current liabilities	3,063	1,568	1,182	(856)	4,957	2,963	1,169	1,218	(881)	4,469

Total current liabilities	6,531	2,362	5,443	(4,268)	10,068	6,408	2,213	4,368	(3,406)	9,583

Long-term debt	7,353	2,313	8,450	(3,102)	15,014	5,371	1,368	8,304	(2,760)	12,283

Noncurrent liabilities:
Deferred income taxes	2,907	1,080	(840)	59	3,206	3,677	1,402	(445)	38	4,672
Other noncurrent liabilities	3,330	1,436	492	(97)	5,161	3,335	1,063	885	(28)	5,255

Total noncurrent liabilities	6,237	2,516	(348)	(38)	8,367	7,012	2,465	440	10	9,927

Shareholders' equity:	11,831	7,844	(541)	(537)	18,597	12,672	6,739	(1,041)	(684)	17,686

Total liabilities and shareholders' equity	$31,952	$15,035	$13,004	$(7,945)	$52,046	$31,463	$12,785	$12,071	$(6,840)	$49,479

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	For the Year Ended December 31, 2000
	BST	Other	Parent	Adjustments	Total

Cash flows from operating activities	$8,024	$2,014	$(317)	$(1,131)	$8,590
Cash flows from investing activities	(5,238)	(2,379)	(412)	(1,274)	(9,303)
Cash flows from financing activities	(2,764)	950	(104)	2,405	487

Net (decrease) increase in cash	$22	$585	$(833)	$—	$(226)

	For the Year Ended December 31, 2001
	BST	Other	Parent	Adjustments	Total

Cash flows from operating activities	$6,077	$1,250	$1,422	$(751)	$7,998
Cash flows from investing activities	(4,888)	(962)	(955)	(234)	(7,039)
Cash flows from financing activities	(1,140)	(317)	(956)	985	(1,428)

Net (decrease) increase in cash	$49	$(29)	$(489)	$—	$(469)

	For the Year Ended December 31, 2002
	BST	Other	Parent	Adjustments	Total

Cash flows from operating activities	$6,609	$949	$880	$(192)	$8,246
Cash flows from investing activities	(3,206)	(326)	3,357	(1,532)	(1,707)
Cash flows from financing activities	(3,427)	(359)	(2,587)	1,724	(4,649)

Net (decrease) increase in cash	$(24)	$264	$1,650	$–	$1,890

82    BELLSOUTH 2002

NOTE S – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2001
Operating Revenues	$5,919	$5,985	$6,013	$6,213
Operating Income	$1,601	$1,550	$1,697	$1,493
Net Income	$891	$880	$7	$792
Earnings per share(a):
Basic	$.48	$.47	$.00	$.42
Diluted	$.47	$.47	$.00	$.42
2002
Operating Revenues	$5,534	$5,780	$5,434	$5,692
Operating Income	$1,408	$1,245	$1,080	$1,172
Income Before Effect of Change in Accounting Principle	$1,155	$293	$663	$597
Net Income (Loss)	$(130)	$293	$663	$597
Basic Earnings per share(a):
Income Before Effect of Change in Accounting Principle	$.61	$.16	$.36	$.32
Net Income (Loss)	$(.07)	$.16	$.36	$.32
Diluted Earnings per share(a):
Income Before Effect of Change in Accounting Principle	$.61	$.16	$.35	$.32
Net Income	$(.07)	$.16	$.35	$.32

(a)Due to rounding, the sum of quarterly EPS amounts may not agree to year-to-date EPS amounts.

        The quarters shown were affected by the following:

2001

  •
  During 2001, we recorded foreign currency losses of $43, or $0.02 per share, in first quarter, $112, or $0.06 per share, in second quarter, $55, or $0.03 per share, in third quarter and $20, or $0.01 per share, in fourth quarter.
  •
  We recorded losses as a result of selling shares of Qwest common stock, which reduced net income by $32, or $0.02 per share, during first quarter and $52, or $0.03 per share, during third quarter.
  •
  We recorded losses related to the writedown of our investments in equity securities, which reduced net income by $1,017, or $0.54 per share, and $162, or $0.09 per share, in fourth quarter.
  •
  First quarter also includes expense recorded for changes in postretirement medical benefit obligations, which reduced net income by $47, or $0.02 per share.
  •
  Second quarter also includes our adjustment to an accrual for reciprocal compensation, which reduced net income by $88, or $0.05 per share.
  •
  Third quarter also includes a gain related to the sale of our 24.5% ownership interest in SkyCell Communications, which increased net income by $19, or $0.01 per share.
  •
  Fourth quarter also includes losses on asset impairments and severance related costs, which reduced net income by $227, or $0.12 per share.

2002

  •
  During 2002, we recorded foreign currency losses of $204, or $0.11 per share, in first quarter, $355, or $0.19 per share, in second quarter, $13, or $0.01 per share, in third quarter and $26, or $0.01 per share, in fourth quarter.
  •
  We recorded losses as a result of selling shares of Qwest common stock, which reduced net income by $60, or $0.03 per share, during first quarter and $23, or $0.01 per share, during second quarter.
  •
  We recorded losses related to the writedown of our investments in equity securities, which reduced net income by $101, or $0.05 per share, in first quarter and $33, or $0.02 per share, in second quarter.
  •
  We recorded losses related to our workforce reduction of approximately 5,000 positions, which reduced net income by $225, or $0.12 per share, in second quarter and $202, or $0.11 per share, in third quarter, and $262, or $0.14 per share in fourth quarter.
  •
  First quarter also includes a gain related to the conversion of our ownership interest in E-Plus into KPN stock, a loss on the subsequent sale of the KPN stock, and a gain from the settlement of forward contracts associated with advances to E-Plus, all of which increased net income by $857, or $0.45 per share. In addition, first quarter includes recognition of an impairment on shareholder loans to our Brazilian equity investments, as well the recognition of a guarantee on a portion of those operations' debt, which resulted in a decrease to net income of $263, or $0.14 per share. Also during first quarter, we recorded a reduction to our advertising and publishing revenues, which reduced net income by $101, or $0.05 per share.
  •
  Third quarter also includes a charge for the refund of certain late payment fees to customers in Florida, which reduced net income by $70, or $0.04 per share.
  •
  Fourth quarter also includes a loss related to the sale of our remaining Brazilian yellow pages operation, which reduced net income by $51, or $0.03 per share.

BELLSOUTH 2002    83

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No change in accountants or disagreements on the adoption of appropriate accounting standards or financial disclosure has occurred during the periods included in this report.

PART III

ITEMS 10 THROUGH 13.

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure on page 20 in Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Information regarding equity compensation plans required by Item 201(d) of Regulation S-K is furnished in a separate disclosure under Item 12 below, since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A.

        The additional information required by these items will be included in the registrant's definitive proxy statement dated March 12, 2003 as follows, and is herein incorporated by reference pursuant to General Instruction G(3):

Item	Description	Page(s) in Definitive Proxy Statement

10.	Directors and Executive Officers of the Registrant	7 to 9*; 34**
11.	Executive Compensation	19***; 20 to 21; 26 to 32
12.	Security Ownership of Certain Beneficial Owners and Management	22
13.	Certain Relationships and Related Transactions	13****
*
Ending at the caption "Corporate Governance Philosophy"
**
Only the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance"
***
Only the information under the caption "Compensation Committee Interlocks and Insider Participation"
****
Only the information under the caption "Independent Directors"

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information. The following table provides information about shares of BellSouth common stock that may be issued under our equity compensation plans as of December 31, 2002.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted- average exercise price of outstanding options, warrants and rights (B)		Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)

Equity compensation plans approved by security holders	104,979,547	(1)	$35.61		48,340,455	(2)

Equity compensation plans not approved by security holders	1,662,979		$41.00	(3)	–

Totals	106,642,526		$35.68	(3)	48,340,455

(1)Consists of shares to be issued upon exercise of outstanding options granted under the BellSouth Corporation Stock Plan, the BellSouth Corporation Stock Option Plan, the BellSouth Corporation Non-Employee Director Stock Plan, and the BellSouth Corporation Non-Employee Director Stock Option Plan. Of these plans, the only plan under which options may be granted in the future is the BellSouth Corporation Stock Plan.

(2)The number of shares available for future grant under the BellSouth Corporation Stock Plan (as amended on December 5, 2000) is equal to 1.25% of total BellSouth shares outstanding at the time of grant, plus, for each prior calendar year since the effective date of the plan, the excess of shares available for grant in that calendar year over the number of shares granted in that calendar year.

(3)The weighted average exercise price in the table above excludes 314,061 shares payable under the IADP at December 31, 2002.

Equity Compensation Plans Not Approved by Security Holders

The BellSouth Corporation Executive Incentive Award Deferral Plan (the "IADP") is a nonqualified deferred compensation plan that was terminated effective September 1996. Prior to termination of the IADP, eligible plan participants could elect to defer receipt of some or all of the shares of BellSouth Common Stock awarded to them under the BellSouth Corporation Executive Long Term Incentive Plan (terminated effective February 1996). During the deferral period, dividend equivalents increase the number of shares payable to participants at the same rate as the dividend rate received by all shareholders. Shares are issued to plan participants in accordance with individual payment schedules that were established when each respective deferral agreement was executed. Plan participants are not required to pay an exercise price to receive these shares. Shareholder approval of this plan was not required under applicable provisions of law or the rules of the New York Stock Exchange.

        Upon Mr. Ackerman's election to the positions of Chairman of the Board, President and Chief Executive Officer, we entered into a retirement agreement with him that became effective November 23, 1998. The agreement is designed to incent Mr. Ackerman to remain with the Company beyond the age of 60 and to link compensation under the agreement to the Company's performance. Pursuant to this agreement, Mr. Ackerman received an award of 1,348,918 nonqualified stock options with an exercise price of $41.00 per share. If he remains employed by the Company, these options vest 20% each year, beginning with

84    BELLSOUTH 2002

Mr. Ackerman's 60th birthday, which occurred in 2002. Shareholder approval of this plan was not required under applicable provisions of law or the rules of the New York Stock Exchange.

ITEM 14. Controls and Procedures

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

        Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, in the timely alerting of them to material information relating to BellSouth (including consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

		Page(s) in This Form 10-K

a.	Documents filed as a part of the report:
(1)	Financial Statements:
	Report of Independent Accountants	51
	Report of Independent Auditors	51
	Consolidated Statements of Income	52
	Consolidated Balance Sheets	53
	Consolidated Statements of Cash Flows	54
	Consolidated Statements of Shareholders' Equity and Comprehensive Income	55
	Notes to Consolidated Financial Statements	56
(2)	Financial statement schedules have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.
(3)	Exhibits: Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. All management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K Report pursuant to Item 15(c) are filed as Exhibits 10a through 10jj inclusive.
Exhibit Number

3a	Amended Articles of Incorporation of BellSouth Corporation adopted December 5, 2000. (Exhibit 3a to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
3b	Bylaws of BellSouth Corporation adopted December 5, 2000. (Exhibit 3a to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
4	BellSouth Corporation Shareholder Rights Agreement. (Exhibit 1 to Report on Form 8-A dated November 23, 1999, File No. 1-8607.)
4a	No instrument which defines the rights of holders of long and intermediate term debt of BellSouth Corporation is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, BellSouth Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.
10a	BellSouth Corporation Officer Short Term Incentive Award Plan. (Exhibit 10y to Form 10-Q for the quarter ended September 30, 1996, File No. 1-8607.)

BELLSOUTH 2002    85

10c	BellSouth Corporation Executive Long Term Disability and Survivor Protection Plan as amended and restated effective January 1, 1994. (Exhibit 10c-1 to Form 10-K for the year ended December 31, 1993, File No. 1-8607.)
10d	BellSouth Corporation Executive Transfer Plan. (Exhibit 10ee to Registration Statement No. 2-87846.)
10e	BellSouth Corporation Death Benefit Program. (Exhibit 10ff to Form 10-K for the year ended December 31, 1989, File No. 1-8607.)
10f	BellSouth Corporation Plan For Non-Employee Directors' Travel Accident Insurance. (Exhibit 10ii to Registration Statement No. 2-87846.)
10g	BellSouth Corporation Executive Incentive Award Deferral Plan as amended and restated effective September 23, 1996. (Exhibit 10g to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10h	BellSouth Corporation Nonqualified Deferred Compensation Plan as amended and restated effective November 25, 1996. (Exhibit 10h to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10i	BellSouth Corporation Supplemental Executive Retirement Plan as amended on March 23, 1998. (Exhibit 10i to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10j	BellSouth Corporation Directors Retirement Plan. (Exhibit 10qq to Form 10-K for the year ended December 31, 1986, File No. 1-8607.)
10k	BellSouth Corporation Financial Counseling Plan. (Exhibit 10r to Form 10-K for the year ended December 31, 1992, File No. 1-8607.)
10k-1	Amendment dated November 3, 1995 to the BellSouth Corporation Financial Counseling Plan for Executives. (Exhibit 101-1 to Form 10-K for the year ended December 31, 1995, File No. 1-8607.)
10l	BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors. (Exhibit 10gg to Registration Statement No. 2-87846.)
10m	BellSouth Corporation Executive Life Insurance Plan as amended and restated as the BellSouth Split-Dollar Life Insurance Plan, effective August 31, 1998. (Exhibit 10m to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10n	BellSouth Corporation Non-Employee Director Stock Plan. (Exhibit 10z to Form 10-Q for the quarter ended March 31, 1997, File No. 1-8607.)
10p	BellSouth Non-Employee Directors Charitable Contribution Program. (Exhibit 10z to Form 10-K for the year ended December 31, 1992, File No. 1-8607.)
10q	BellSouth Personal Retirement Account Pension Plan, as amended and restated effective January 1, 1998. (Exhibit 10q to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10q-1	Amendment dated December 22, 1998 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-1 to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10q-2	Amendment dated March 22, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-2 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-8607.)
10q-3	Amendment dated April 7, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-3 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-8607.)
10q-4	Amendment dated May 6, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-4 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8607.)
10q-5	Amendment dated May 6, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-5 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8607.)
10q-6	Amendment dated May 7, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-6 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8607.)
10q-7	Amendment dated September 13, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-7 to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8607.)
10q-8	Amendment dated December 22, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-8 to Form 10-K for the year ended December 31, 1999, File No. 1-8607.)
10q-9	Amendment dated December 15, 2000 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-9 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10q-10	Amendment dated December 15, 2000 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-10 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10q-11	Amendment dated December 15, 2000 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-11 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10q-12	Amendment dated December 15, 2000 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-12 to Form 10-Q for the quarter ended September 30, 2001, File No. 1-8607.)
10q-13	Amendment dated December 18, 2001 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-13 to Form 10-K for the year ended December 31, 2001, File No. 1-8607.)
10q-14	Amendment dated December 17, 2002 to the BellSouth Personal Retirement Account Pension Plan.
10r	BellSouth Corporation Trust Under Executive Benefit Plan(s) as amended April 28, 1995. (Exhibit 10u-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10r-1	Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Executive Benefit Plan(s). (Exhibit 10s-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10r-2	Second Amendment dated July 8, 2002 to the BellSouth Corporation Trust Under Executive Benefit Plan(s). (Exhibit 10r-2 to Form 10-Q for the quarter ended September 30, 2002, File No. 1-8607.)

86    BELLSOUTH 2002

10s	BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) as amended April 28, 1995. (Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10s-1	Amendment dated May 23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s). (Exhibit 10t-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10s-2	Second Amendment dated July 8, 2002 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s). (Exhibit 10s-2 to Form 10-Q for the quarter ended September 30, 2002, File No. 1-8607.)
10t	BellSouth Corporation Trust Under Board of Directors Benefit Plan(s) as amended April 28, 1995. (Exhibit 10w-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10t-1	Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Board Directors Benefit Plan(s). (Exhibit 10u-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10u	BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s) as amended April 28, 1995. (Exhibit 10x-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10u-1	Amendment dated May23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s). (Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10v-1	The Amended and Restated BellSouth Corporation Stock Plan Effective April 24, 1995 As Amended (Exhibit 10v-1 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10w	BellSouth Retirement Savings Plan as amended and restated effective July 1, 2001. (Exhibit 10w to Form 10-K for the year ended December 31, 2001, File No. 1-8607.)
10w-1	First Amendment dated December 18, 2001 to the BellSouth Retirement Savings Plan. (Exhibit 10w-1 to Form 10-K for the year ended December 31, 2001, File No. 1-8607.)
10w-2	Second Amendment dated March 14, 2002 to the BellSouth Retirement Savings Plan. (Exhibit 10w-2 to Form 10-Q for the quarter ended September 30, 2002, File No. 1-8607.)
10w-3	Third Amendment to the BellSouth Retirement Savings Plan effective as of May 1, 2002 and December 10, 2002.
10x	BellSouth Corporation Officer Estate Enhancement Plan and Agreement. (Exhibit 10x to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10y	BellSouth Change in Control Executive Severance Agreements. (Exhibit 10y to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10z	BellSouth Compensation Deferral Plan as amended and restated effective September 28, 1998. (Exhibit 10z to Form 10-Q for the quarter ended September 30, 2001, File No. 1-8607.)
10aa	BellSouth Employee Stock Investment Plan. (Exhibit 10aa to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10aa-1	Amendment dated November 27, 1996 to the BellSouth Employee Stock Investment Plan. (Exhibit 10aa-1 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10aa-2	Amendment dated March 21, 1997 to the BellSouth Employee Stock Investment Plan. (Exhibit 10aa-2 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10aa-3	Amendment dated May 5, 1998 to the BellSouth Employee Stock Investment Plan. (Exhibit 10aa-3 to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10aa-4	Amendment dated December 15, 2000 to the BellSouth Employee Stock Investment Plan. (Exhibit 10aa-4 to Registration Statement No. 333-52416.)
10aa-5	Amendment dated December 18, 2001 to the BellSouth Employee Stock Investment Plan. (Exhibit 10aa-5 to Form 10-K for the year ended December 31, 2001, File No. 1-8607.)
10bb	BellSouth Officer Motor Vehicle Policy. (Exhibit 10bb to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10dd	Agreement with Chief Executive Officer. (Exhibit 10dd to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10gg	Retention Agreement dated October 18, 2000 for Francis A. Dramis. (Exhibit 10gg to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10gg-1	BellSouth Corporation Stock Plan Restricted Shares Award Agreement dated October 18, 2000 for Francis A. Dramis (Exhibit 10gg-1 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10gg-2	BellSouth Corporation Stock Plan Restricted Shares Award Escrow Agreement dated October 18, 2000 for Francis A. Dramis. (Exhibit 10gg-2to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10hh	Retention Agreement dated October 26, 2000 for Ronald M. Dykes. (Exhibit 10hh to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10hh-1	Retention Agreement dated November 19, 2001 for Ronald M. Dykes. (Exhibit 10hh-1 to Form 10-K for the year ended December 31, 2001, File No. 1-8607.)
10hh-2	BellSouth Corporation Stock Plan Restricted Shares Award Agreement dated October 26, 2000 for Ronald M. Dykes (Exhibit 10hh-1 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10hh-3	BellSouth Corporation Stock Plan Restricted Shares Award Escrow Agreement dated October 26, 2000 for Ronald M. Dykes. (Exhibit 10hh-2 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10ii	Retention Agreement dated October 18, 2000 for Gary D. Forsee. (Exhibit 10ii to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)

BELLSOUTH 2002    87

10ii-1	BellSouth Corporation Stock Plan Restricted Shares Award Agreement dated October 18, 2000 for Gary D. Forsee (Exhibit 10ii-1 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10ii-2	BellSouth Corporation Stock Plan Restricted Shares Award Escrow Agreement dated October 18, 2000 for Gary D. Forsee. (Exhibit 10ii-2 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10jj-1	The Amended and Restated Bell South Officer Compensation Deferral Plan Effective September 1, 2002 As Amended.
11	Computation of Earnings Per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of BellSouth.
24	Powers of Attorney.
99a	Annual report on Form 11-K for BellSouth Retirement Savings Plan for the fiscal year ended December 31, 2002 (to be filed under Form 11-K within 180 days of the end of the period covered by this report).
99b	Annual report on Form 11-K for BellSouth Savings and Security ESOP Plan for the fiscal year ended December 31, 2002 (to be filed under Form 11-K within 180 days of the end of the period covered by this report).
b.	Reports on Form 8-K:
None

88    BELLSOUTH 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  BELLSOUTH CORPORATION

  /s/ W. Patrick Shannon

  W. Patrick Shannon
  Vice President–Finance
  February 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:
F. Duane Ackerman*
CHAIRMAN OF THE BOARD, PRESIDENT
AND CHIEF EXECUTIVE OFFICER

PRINCIPAL FINANCIAL OFFICER:
Ronald M. Dykes*
CHIEF FINANCIAL OFFICER

PRINCIPAL ACCOUNTING OFFICER:
W. Patrick Shannon*
Vice President–Finance

DIRECTORS:

F. Duane Ackerman*
Reuben V. Anderson*
James H. Blanchard*
J. Hyatt Brown*
Armando M. Codina*
Kathleen F. Feldstein*
James P. Kelly*
Joseph M. Magliochetti*
Leo F. Mullin*
Eugene F. Murphy*
Robin B. Smith*
William S. Stavropoulos*

  *By: /s/ W. Patrick Shannon
  W. Patrick Shannon
  (INDIVIDUALLY AND AS ATTORNEY-IN-FACT)
  February 28, 2003

BELLSOUTH 2002    89

CERTIFICATIONS

I, F. Duane Ackerman, certify that:

1.
I have reviewed this annual report on Form 10-K of BellSouth Corporation;
2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 20, 2003
/s/ F. Duane Ackerman
F. Duane Ackerman
Chairman of the Board, Chief
Executive Officer and President

90    BELLSOUTH 2002

I, Ronald M. Dykes, certify that:

1.
I have reviewed this annual report on Form 10-K of BellSouth Corporation;
2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 20, 2003
/s/ Ronald M. Dykes
Ronald M. Dykes
Chief Financial Officer

BELLSOUTH 2002    91

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference of our report dated February 10, 2003 relating to the financial statements of BellSouth Corporation, which appears in this Form 10-K, in the following Registration Statements:

–Form S-3 (File No. 333-21233),

–Form S-3 (File No. 333-67084),

–Form S-8 (File No. 33-38264),

–Form S-8 (File No. 333-31600),

–Form S-8 (File No. 333-49169),

–Form S-8 (File No. 333-52416),

–Form S-8 (File No. 333-75660).

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 28, 2003

CONSENT OF INDEPENDENT AUDITORS

We consent to the use of our report dated February 7, 2003 with respect to the consolidated financial statements of Cingular Wireless LLC (not included separately herein) in the Annual Report (Form 10-K) of BellSouth Corporation for the year ended December 31, 2002.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 27, 2003

92    BELLSOUTH 2002

QuickLinks

TABLE OF CONTENTS