Form 10-Q
period 2003-03-31
BELLSOUTH CORP
filed 2003-05-05
CIK 732713

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                    FORM 10-Q
                                   (Mark One)


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

At April 30, 2003, 1,846,844,268 common shares were outstanding.

                                                   Table of Contents


Item                                                                 Page
                                                    Part I
 1.     Financial Statements
           Consolidated Statements of Income ......................... 3
           Consolidated Balance Sheets ............................... 4
           Consolidated Statements of Cash Flows ..................... 5
           Consolidated Statements of Shareholders' Equity
              And Comprehensive Income ............................... 6
         Notes to Consolidated Financial Statements .................. 7

 2.     Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................18

 3.     Qualitative and Quantitative Disclosures about Market Risk....32

 4.     Controls and Procedures.......................................32

                                                Part II
 1.     Legal Proceedings ............................................33
 6.     Exhibits and Reports on Form 8-K .............................33

PART I - FINANCIAL INFORMATION

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

                                                        For the Three Months
                                                          Ended March 31,
                                                      2002            2003

                                                       (As
                                                   adjusted -
                                                     Note D)
Operating Revenues:
    Communications group...........................    $ 4,645         $ 4,508
    Latin America..................................        656             509
    Domestic advertising and publishing............        216             494
    All other......................................         17              12

        Total Operating Revenues...................      5,534           5,523

Operating Expenses:
    Cost of services and products (excludes
        depreciation and amortization shown
        separately below)......................          1,917           1,933
    Selling, general, and administrative expenses .      1,087           1,052
    Depreciation and amortization..................      1,161           1,038
    Provisions for restructuring ..................         --             121

        Total Operating Expenses...................      4,165           4,144

Operating income...................................      1,369           1,379
Interest expense...................................        304             296
Gain on sale of operations.........................      1,335              --
Net (losses) earnings of equity affiliates.........       (235)            174
Foreign currency transaction gains (losses)........       (290)             45
Other income (expense), net........................          9              87

Income Before Income Taxes and Cumulative Effect of
    Changes in Accounting Principle................      1,884           1,389
Provision for Income Taxes.........................        753             474

Income Before Cumulative Effect of Changes in
    Accounting Principle....                             1,131             915
Cumulative Effect of Changes in Accounting
    Principle, Net of Tax......                         (1,285)            315


         Net (Loss) Income.........................    $  (154)        $ 1,230



Weighted-Average Common Shares Outstanding:
    Basic..........................................      1,879           1,858
    Diluted........................................      1,879           1,860
Dividends Declared Per Common Share................    $  0.19          $ 0.21

Basic Earnings Per Share:
    Income Before Cumulative Effect of Changes in
        Accounting Principle                           $  0.60          $ 0.49
    Cumulative Effect of Accounting Changes........      (0.68)           0.17

    Net Income.....................................    $ (0.08)         $ 0.66

Diluted Earnings Per Share:
    Income Before Cumulative Effect of Changes in
        Accounting Principle                           $  0.60          $ 0.49
    Cumulative Effect of Accounting Changes........      (0.68)           0.17

    Net Income.....................................    $ (0.08)         $ 0.66








              The accompanying notes are an integral part of these
                       consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                    December 31,     March 31,
                                                       2002           2003

                                                 (As adjusted -     (unaudited)
                                                      Note D)
ASSETS
Current Assets:
     Cash and cash equivalents.....................$    2,482       $    2,442
     Accounts receivable, net of
         allowance for uncollectibles
         of $476 and $465..........................     4,129            3,102
     Material and supplies.........................       313              323
     Other current assets..........................       938            1,213
       Total current assets........................     7,862            7,080

Investments and advances...........................     9,741            9,941
Property, plant and equipment, net.................    23,445           24,340
Deferred charges and other assets..................     5,726            5,690
Goodwill...........................................       347              344
Intangible assets, net.............................     2,358            2,323

        Total assets...............................$   49,479       $   49,718

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Debt maturing within one year.................$    5,114       $    4,428
     Accounts payable..............................     1,572            1,458
     Other current liabilities.....................     2,897            3,134
       Total current liabilities ..................     9,583            9,020

Long-term debt ....................................    12,283           12,216

Noncurrent liabilities:
     Deferred income taxes.........................     4,452            4,882
     Other noncurrent liabilities..................     5,255            5,207

        Total noncurrent liabilities...............     9,707           10,089


Shareholders' equity:
     Common stock, $1 par value (8,650
        shares authorized; 1,860 and
        1,847 shares outstanding)..................     2,020            2,020
     Paid-in capital...............................     7,546            7,562
     Retained earnings.............................    14,531           15,342
     Accumulated other comprehensive
        income (loss)..............................      (740)            (859)
     Shares held in trust and treasury.............    (5,372)          (5,637)
     Guarantee of ESOP debt........................       (79)             (35)

       Total shareholders' equity..................    17,906           18,393

        Total liabilities and shareholders' equity $   49,479       $   49,718










              The accompanying notes are an integral part of these
                       consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(Unaudited)

                                                            For the Three Months
                                                               Ended March 31,

                                                               2002         2003

                                                           (As adjusted
                                                             - Note D)
Cash Flows from Operating Activities:
Net (Loss) Income                                           $   (154)  $  1,230
Adjustments to net (loss) income:
    Depreciation and amortization............................  1,161      1,038
    Provision for uncollectibles.............................    159        168
    Net losses (earnings) of equity affiliates...............    237       (174)
    Minority interests in income (loss) of subsidiaries......    (81)        (8)
    Deferred income taxes and investment tax credits.........    597        459
    Net losses on sale or impairment of equity securities....    236         --
    Pension income...........................................   (205)      (134)
    Pension settlement (gains) losses........................     --         67
    Stock-based compensation expense.........................     41         31
    Unbilled receivable adjustment...........................    163         --
    Foreign currency transaction (gains) losses..............    290        (45)
    Cumulative effect of changes in accounting principles....  1,285       (539)
    Gain on sale of operations............................... (1,335)        --
Net Change in:
    Accounts receivable and other current assets.............    191       (121)
    Accounts payable and other current liabilities...........   (479)       (86)
    Deferred charges and other assets........................     21         75
    Other liabilities and deferred credits...................    (38)       (57)
Other reconciling items, net.................................    (24)         4

    Net cash provided by operating activities                  2,065      1,908

Cash Flows from Investing Activities:
Capital expenditures......................................... (1,005)      (631)
Investments in and advances to equity affiliates.............     (6)        --
Proceeds from sale of debt and equity securities.............  1,334         35
Proceeds from repayment of loans and advances................    426         --
Other investing activities, net..............................     (4)       (24)

    Net cash provided by (used for) investing activities         745       (620)

Cash Flows from Financing Activities:
Net borrowings (repayments) of short-term debt...............   (962)      (202)
Proceeds from long-term debt.................................      4          1
Repayments of long-term debt.................................    (10)      (514)
Dividends paid...............................................   (357)      (371)
Purchase of treasury shares..................................     --       (255)
Other financing activities, net..............................    (16)        13

    Net cash used by financing activities                     (1,341)    (1,328)

Net increase (decrease) in cash and cash equivalents ........  1,469        (40)
Cash and cash equivalents at beginning of period.............    592      2,482
Cash and cash equivalents at end of period                  $  2,061   $  2,442



              The accompanying notes are an integral part of these
                       consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (IN MILLIONS)
(Unaudited)


                                           Number of Shares                                  Amount
                                           ------------------    -------------------------------------------------------------------
                                                       (a)                                    Accum.    (a)
                                                     Shares                                   Other    Shares
                                                     Held in                                  Compre-  Held in
                                                     Trust                                    hensive  Trust      Guarantee
                                             Common  and           Common  Paid-in  Retained  Income   and        of ESOP
                                              Stock  Treasury       Stock  Capital  Earnings  (Loss)   Treasury   Debt        Total
 Balance at December 31, 2001 (as
    previously reported)                      2,020    (143)      $ 2,020  $ 6,875  $ 15,137  $ (294)  $ (4,996)  $ (145)  $ 18,597



 Adjustment for stock-based compensation
    - Note D                                                                   493      (332)                                   161
 Net Income                                                                             (154)                                  (154)
 Other comprehensive income, net of tax
      Foreign currency translation
         adjustment                                                                             (339)                          (339)
      Net unrealized losses on
         securities                                                                              (25)                           (25)
      Net unrealized gains on
         derivatives (b)                                                                          40                             40
 Total comprehensive income                                                                                                    (478)
 Dividends declared                                                                     (357)                                  (357)
 Share issuances for employee benefit
    plans                                                 2                     (3)      (42)                68                  23
 Stock-based compensation                                                       41                                               41
 ESOP activities and related tax benefit                                                   2                          43         45

 Balance at March 31, 2002                    2,020    (141)      $ 2,020  $ 7,406  $ 14,254  $ (618)  $ (4,928)  $ (102)  $ 18,032






 Balance at December 31, 2002 (as
    previously reported)                      2,020    (160)      $ 2,020  $ 6,894  $ 14,963  $ (740)  $ (5,372)  $  (79)  $ 17,686


 Adjustment for stock-based compensation
    - Note D                                                                   652      (432)                                   220
 Net Income                                                                            1,230                                  1,230
 Other comprehensive income, net of tax
      Foreign currency translation
         adjustment                                                                             (126)                          (126)
      Net unrealized losses on securities                                                         10                             10
      Net unrealized gains on
         derivatives (b)                                                                          (3)                            (3)
 Total comprehensive income                                                                                                   1,111
 Dividends declared                                                                     (390)                                  (390)
 Share issuances for employee benefit
    plans                                                 2                    (15)      (29)                57                  13
 Purchase of treasury stock                             (15)                                               (322)               (322)
 Stock-based compensation                                                       31                                               31
 ESOP activities and related tax benefit                                                                              44         44

 Balance at March 31, 2003                    2,020    (173)      $ 2,020  $ 7,562  $ 15,342  $ (859)  $ (5,637)  $  (35)  $ 18,393






(a) Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of March 31, 2002, there were approximately 36 shares held in trust and 105 shares held in treasury. As of March 31, 2003, there were approximately 37 shares held in trust and 136 shares held in treasury.

(b) Net unrealized gains on derivatives include an adjustment for realized gains of $31 in first quarter 2002. There were no adjustments for realized gains or losses in first quarter 2003.






              The accompanying notes are an integral part of these
                       consolidated financial statements.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)


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

NOTE B - EARNINGS PER SHARE

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

                                                            For the Three Months
                                                              Ended March 31,
                                                            2002           2003
                                                            ----           ----
Basic common shares outstanding ..........................  1,879          1,858
Incremental shares from stock options and benefit plans...     --              2
                                                            -----          -----
Diluted common shares outstanding ........................  1,879          1,860
                                                            =====          =====

The earnings amounts used for per-share calculations are the same for both the basic and diluted methods. We did not consider the effect of stock options in the calculation of loss per common share for the three months ended March 31, 2002, as the effect was anti-dilutive. Outstanding options to purchase 105 million shares for the three months ended March 31, 2002 and 83 million shares for the three months ended March 31, 2003 were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common stock or the effect was anti-dilutive.

NOTE C - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Exit Costs and Disposal Activities

Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. All companies with variable interests in variable interest entities created after January 31, 2003, must apply the provisions of this Interpretation to those entities immediately. A public company with a variable interest in a variable interest entity created before February 1, 2003, must apply the provisions of this Interpretation to that entity no later than the beginning of the first interim or annual reporting period after June 15, 2003. For variable interest entities for which an enterprise holds a variable interest

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)


NOTE C - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

that it acquired before February 1, 2003, FIN 46 may be applied by restating previously issued financial statements or prospectively from the date of adoption. We are currently evaluating the impact of this interpretation but do not expect adoption to have a material impact on our results of operations, financial position or cash flows.

Revenue Recognition for Multi-Element Deliverables

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Element Deliverables. The Issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The Issue also supersedes certain guidance set forth in Staff Accounting Bulletin No. 101 (SAB
101), Revenue Recognition in Financial Statements. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. We intend to adopt this new pronouncement effective July 1, 2003. We are currently evaluating the impact of this interpretation but do not expect adoption to have a material impact on our results of operations, financial position or cash flows.

NOTE D - CHANGES IN ACCOUNTING PRINCIPLE

Stock Options

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for stock-based employee compensation. Previously, we applied the intrinsic value method permitted under SFAS No. 123 in accounting for our stock-based compensation plans. Compensation cost related to stock options was not reflected in previously reported results, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. We elected to adopt the fair value recognition method using the retroactive restatement alternative provided by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, all prior periods presented have been restated to reflect the compensation cost that would have been recorded had the fair value expense recognition provisions of SFAS No. 123 been applied. Stock-based compensation cost related to stock options of $28 ($18 net of tax or $0.01 per share) for the first quarter 2003 and $38 ($24 net of tax or $0.01 per share) for the first quarter 2002 is included in our results of operations. The balances for retained earnings for December 31, 2001 and December 31, 2002 have been adjusted for the effect (net of income taxes) of applying retroactively the fair value method of accounting for stock-based compensation.

Asset Retirement Obligations

Effective January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). This statement provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. SFAS No. 143 also precludes companies from accruing removal costs that exceed gross salvage in their depreciation rates and accumulated depreciation balances if there is no legal obligation to remove the long-lived assets. For our outside plant accounts, such as telephone poles and cable, estimated cost of removal does exceed gross salvage.

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

In connection with the adoption of this standard, we were required to remove existing accrued net costs of removal in excess of the related estimated salvage from our accumulated depreciation for those accounts. The adjustment is reflected in the income statement as a cumulative effect of accounting change adjustment and on the balance sheet as an increase to net plant and equipment of $1,334 and an increase to deferred income taxes of $518. The cumulative effect of the change increased net income by $816 or $0.44 per share for the first quarter 2003.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE D - CHANGES IN ACCOUNTING PRINCIPLE (Continued)

Since we have previously accrued for net cost of removal through our depreciation rates, depreciation expense for the first quarter 2003 was approximately $33 lower than it otherwise would have been absent this change in accounting. We are expensing net cost of removal as incurred beginning January 1, 2003 for the affected plant accounts. Cost of removal expensed in the first quarter 2003 was approximately $8.

Revenue Recognition for Publishing Revenues

Effective January 1, 2003, we changed our method for recognizing revenues and expenses related to our directory publishing business from the publication and delivery method to the deferral method. Under the publication and delivery method, we recognized 100% of the revenues and direct expenses at the time the directories were published and delivered to end-users. Under the deferral method, revenues and direct expenses are recognized ratably over the life of the related directory, generally 12 months. The change in accounting method is reflected in the income statement as a cumulative effect of accounting change adjustment and on the balance sheet as a decrease to accounts receivable of $845, increase to other current assets of $166, increase to current liabilities of $129, and a decrease to deferred income taxes of $307. The cumulative effect of the change resulted in a decrease to net income of $501 or $0.27 per share for the first quarter 2003.

Pro Forma Impact of Accounting Changes

The following table presents our 2002 results on a basis comparable to the 2003 results, adjusted to reflect the changes in accounting for asset retirement obligations and revenue recognition for publishing revenues:

                                                                      For the Three Months Ended March 31,
                                                   ----------------------------------------------------------------------------
                                                       2002           SFAS No.       Directory        2002            2003
                                                    As Adjusted          143        Publishing      Pro Forma
                                                   ------------------------------------------------------------    ------------

Total Operating Revenue...........................     $  5,534        $     --       $    127       $  5,661        $  5,523

Operating Expenses
  Cost of services and products...................        1,917               7             32          1,956           1,933
  Selling, general, and administrative expenses...        1,087              --             20          1,107           1,052
  Depreciation and amortization...................        1,161             (33)            --          1,128           1,038
  Provision for restructuring.....................           --              --             --             --             121

    Total operating expenses......................        4,165             (26)            52          4,191           4,144
Operating income..................................        1,369              26             75          1,470           1,379
Non-operating income (expense), net...............          515              --              --           515              10

Income before income taxes and cumulative effect
  of changes in accounting principle..............        1,884              26             75          1,985           1,389
Provision for income taxes........................          753              10             29            791             474

Income before cumulative effect of changes in
  accounting principle............................        1,131              16             46          1,194             915
Cumulative effect of changes in accounting
  principle, net of tax...........................       (1,285)             --             --         (1,285)             315

    Net Income....................................     $   (154)       $     16       $     46       $    (91)        $  1,230


Basic earnings per share*:
  Income before cumulative effect of changes in
    accounting principle..........................     $   0.60        $   0.01       $   0.02       $   0.64         $   0.49
  Net income .....................................     $  (0.08)       $   0.01       $   0.02       $  (0.05)        $   0.66
Diluted earnings per share*:
  Income before cumulative effect of changes in
    accounting principle..........................     $   0.60        $   0.01       $   0.02       $   0.64         $   0.49
  Net income .....................................     $  (0.08)       $   0.01       $   0.02       $  (0.05)        $   0.66
*Earnings per share amounts do not sum due to rounding.


NOTE E - INVESTMENTS AND ADVANCES

Brazil

In March 2003, we signed an agreement to sell our entire stake in BSE, a wireless communications company that operates in six states of Brazil's Northeastern region, to Telecom Americas, a subsidiary of America Movil. The transaction is expected to close in the second quarter of 2003 and is subject to several conditions, including approval by Brazil's

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)


NOTE E - INVESTMENTS AND ADVANCES (Continued)

regulatory authorities and BCP's lenders. At the time of closing, we will recognize cumulative foreign currency translation losses as part of the gain or loss on sale. The cumulative foreign currency translation loss related to BSE was $86 at March 31, 2003.

Colombia

In January 2003, we received proceeds of $35 from the exercise of a put in our $279 loan participation agreement with our Colombian partner. As a result, no gain or loss was recognized.

Cingular

The following table displays the summary combined financial information of Cingular, our wireless equity method business in which we own 40%. These amounts are shown on a 100% basis.

                           For the Three Months Ended
                                    March 31,
                                                          2002              2003
                                                          ----              ----
    Revenues  .....................................     $ 3,543           $3,590
                                                        =======           ======
    Operating income ..............................       $ 667            $ 716
                                                         ======            =====
    Net income ....................................       $ 338            $ 419
                                                          =====            =====

NOTE F - PURCHASE OF TREASURY SHARES

During first quarter 2003, we purchased 14.8 million shares of our common stock for an aggregate cost of $322, which included $255 of cash payments and $67 of purchases that settled in April. In July 2002, we announced our intention to purchase up to $2 billion of our outstanding common stock through December 31, 2003. As of March 31, 2003, our total purchases since the announcement are 29.6 million shares for an aggregate of $678. There were no treasury purchases in first quarter 2002.

NOTE G - WORKFORCE REDUCTION AND RESTRUCTURING

Based on ongoing challenges in the telecom industry, continued economic pressures and the uncertainty resulting from recent Federal Communications Commission (FCC) regulatory rulings, we initiated a workforce reduction of approximately 1,100 positions primarily in network operations where the volume of work has substantially decreased. As a result, we recognized a charge of $54, or $33 net of tax, during first quarter 2003. The charge, recorded in accordance with the provisions of SFAS No. 112, "Employers Accounting for Postemployment Benefits," consisted of cash severance under ongoing separation pay plans.

In addition, lump-sum distributions for the pension plan exceeded the settlement threshold equal to the sum of the service and interest costs components of net periodic pension costs. This resulted in the recognition of a settlement loss of $67, or $41 net of tax.

The following table summarizes activity associated with the workforce reduction and restructuring liability for the three months ended March 31, 2003:

                                         Type of Cost
                                ----------------------------
                                   Employee      Other Exit
                                 Separations       Costs          Total

Balance at December 31, 2002....      $84          $ 31           $115
Additions.......................       54            --             54
Deductions......................      (57)          (16)           (73)
Balance at March 31, 2003.......      $81           $15            $96



NOTE H - SEGMENT INFORMATION

We have four reportable operating segments: (1) Communications group; (2) Domestic wireless; (3) Latin America; and (4) Domestic advertising and publishing.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE H - SEGMENT INFORMATION (Continued)

To align with internal reporting, the 2002 segment results for the Domestic advertising and publishing segment have been recast to reflect the change in accounting method as discussed in Note D. Prior period results for all segments have been restated for the effects of adopting the fair value method of accounting for stock-based compensation.

The following table provides information for each operating segment:

                                                   For the Three Months
                                                      Ended March 31,
                                                   2002             2003

  Communications group
  External revenues............................$   4,645         $   4,508
  Intersegment revenues ......................        37                68

      Total segment revenues...................$   4,682         $   4,576
  Segment operating income ....................$   1,306         $   1,250
      Segment net income ......................$     735         $     709


  Domestic wireless
  External revenues ...........................$   1,417         $   1,436
  Intersegment
    revenues..................................        --                --

      Total segment revenues...................$   1,417         $   1,436
  Segment operating income ....................$     266         $     286
      Segment net
        income................................ $      92         $     101


  Latin America
  External revenues ...........................$     656         $     509
  Intersegment revenues ...................... .       3                --

      Total segment revenues...................$     659         $     509
  Segment operating income.....................$      59         $      25
  Net earnings (losses) of equity affiliates ..$     (6)         $       6
      Segment net income.......................$       3         $      10


  Domestic advertising and publishing
  External revenues ...........................$     506         $     494
  Intersegment revenues ...................... .       4                 4

      Total segment revenues...................$     510         $     498
  Segment operating income ....................$     243         $     243
      Segment net income ......................$     148         $     149


RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION
                                                   For the Three Months
                                                      Ended March 31,
                                                   2002             2003

  Operating revenues
  Total reportable segments ...................$   7,268         $   7,019
  Cingular proportional
    consolidation..............................   (1,386)           (1,397)
  Advertising and publishing accounting
    change ..........................               (127)               --
  Unbilled receivable adjustment................    (163)               --
  Corporate, eliminations and other ............     (58)              (99)

  Total consolidated ..........................$   5,534         $   5,523


  Operating income
  Total reportable segments ...................$   1,874         $   1,804
  Cingular proportional consolidation ..........    (266)             (286)
  Advertising and publishing accounting
    change...........................                (75)               --
  Unbilled receivable adjustment................    (163)               --
  Restructuring charge..........................      --               (54)
  Pension settlement loss.......................      --               (67)
  Corporate, eliminations and other ............      (1)              (18)

  Total consolidated ..........................$   1,369         $   1,379

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE H - SEGMENT INFORMATION (Continued)

                                                   For the Three Months
                                                      Ended March 31,
                                                   2002             2003

  Net Income
  Total reportable segments ...................$     978         $     969
  Foreign currency transaction gains (losses)...    (204)               48
  Brazil loan impairments ......................    (263)               --
  Net gain on sale of operations ...............     857                --
  Unbilled receivable adjustment................    (101)               --
  Net losses on sale or impairment of
    securities..................................    (150)               --
  Cumulative effect of changes in accounting
    principle...................................  (1,285)              315
  Advertising and publishing accounting
    change......................................     (46)               --
  Restructuring charge..........................      --               (33)
  Pension settlement loss.......................      --               (41)
  Corporate, eliminations and other ............      60               (28)

  Total consolidated...........................$    (154)         $  1,230


Reconciling items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature.

NOTE I - RELATED PARTY TRANSACTIONS

We have made advances to Cingular that totaled $3,817 at March 31, 2003 and March 31, 2002. We earned $70 in the first quarter of 2003 and $70 in the first quarter of 2002 from interest income on this advance. In addition, Cingular owed us $55 at March 31, 2003, which represents receivables incurred in the ordinary course of business. We generated revenues of approximately $98 and $78 in first quarter 2003 and 2002, respectively, from the provision of local interconnect and long distance services to Cingular and sales agency fees from Cingular.

NOTE J - VENEZUELAN CURRENCY TRANSLATION

In Venezuela, we own a 78.2% interest in Telcel, a wireless communications company that we consolidate in our financial statements. The functional currency used for accounting purposes is the Venezuelan Bolivar. The local currency has significantly devalued against the U.S. Dollar over the past 12 months due primarily to political and economic turmoil and the government's decision in February 2002 to let the currency trade freely in the open market ending the government's prior fixed band exchange policy. During February 2003, the Venezuelan government announced a new foreign exchange control regime and set a fixed exchange rate of 1,600 Bolivars to the U.S. Dollar. As of quarter end, the government has not established procedures for the conversion of Bolivars into U.S. Dollars for the payment of dividends to foreign investors. Therefore, we are currently unable to repatriate capital related to this investment.

Due to the currency controls, there is no free market currency exchange rate. Therefore, in preparing our consolidated financial statements, we used the exchange rate established by the Venezuelan government of 1,600 Bolivars to the U.S. Dollar to translate the local currency financial statements into our reporting currency, the U.S. Dollar. When the Bolivar resumes trading on the open market, the exchange rate may be different than the rate set by the government. A 30% increase in the exchange rate (e.g., 2,100 Bolivars to the U.S. Dollar) would equate to a decrease of approximately $50 in revenues for the quarter ended March 31, 2003. A similar change would not be material to net assets as of March 31, 2003.

We have assessed the situation and deemed it to be temporary in nature. Therefore, we have continued to consolidate the financial statements of this operation in accordance with SFAS No. 94. In the event the situation is deemed other than temporary, we would cease to consolidate this operation and reflect the investment using the cost method of accounting.

NOTE K - CONTINGENCIES

VENEZUELAN PUT-CALL PROVISION

We own approximately 78% of Telcel, our Venezuelan operation. Telcel's other major shareholder holds an indirect 21% interest in Telcel. Under a Stock Purchase Agreement, that shareholder has the right to initiate a process that could require us to purchase (the puts), and we have the right to initiate a process that could require that shareholder to sell (the calls) to us, the shareholder's interest in Telcel with notice of the initiation of the process with respect to approximately half of that shareholder's interest to be given in 2000 and notice with respect to the remaining balance to be given in 2002.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)


NOTE K - CONTINGENCIES (Continued)

If we exercise our call right, we would purchase that shareholder's interest at between 100% and 120% of its appraised fair value. If we are required to purchase the interest, we would do so at between 80% and 100% of its appraised fair value. In 2000, the shareholder initiated a process for appraising the value of its interest in Telcel, but the process was not completed. The shareholder also has sent a letter purporting to exercise the balance of the Buy-back Rights under the Stock Purchase Agreement. We are currently in arbitration with our partner over alleged breaches by BellSouth and the shareholder of the Stock Purchase Agreement. At this time we are unable to predict the outcome of this arbitration and, therefore, cannot determine the financial implications of this matter.

COLOMBIA PUT-CALL PROVISION

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

REGULATORY MATTERS

Beginning in 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission (PSC) under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new state statute, adopted subsequent to the Commission's approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the Commission. The election became effective during August 1999. The South Carolina Consumer Advocate petitioned the Commission seeking review of the level of our earnings during the 1996-1998 period when we operated under the subsequently invalidated price regulation plan. The Commission voted to dismiss the petition in November 1999 and issued orders confirming the vote in February and June of 2000. In July 2000, the Consumer Advocate appealed the Commission's dismissal of the petition. If the Consumer Advocate prevails, the case could be remanded to the South Carolina PSC, which could, after considering evidence, order material refunds to customers in South Carolina. At this time, we are unable to predict the outcome of this appeal and, therefore, cannot determine the impact, if any, this matter may have on future earnings.

LEGAL PROCEEDINGS

Employee Related

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

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)


NOTE K - CONTINGENCIES (Continued)

stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

Securities

Several individual shareholders have filed substantially identical class action lawsuits against BellSouth and three of its senior officers, alleging violations of the federal securities laws. The cases, captioned In re BellSouth Securities Litigation, are pending in the United States District Court for the Northern District of Georgia. The plaintiffs allege that during the period January 22, 2001 through July 19, 2002, the Company (1) overstated the unbilled receivables balance of its advertising and publishing subsidiary; (2) failed to disclose that a Florida competitive local exchange carrier (CLEC) had stopped paying money owed to the Company; and (3) understated its exposure to bad debt losses. The plaintiffs are seeking an unspecified amount of damages, as well as attorneys' fees and costs. At this early stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

Three substantially identical class action lawsuits have been filed in the United States District Court for the Northern District of Georgia against BellSouth, its directors, three of its senior officers, and other individuals, alleging violations of the Employee Retirement Income Security Act ("ERISA"). The plaintiffs, who seek to represent a putative class of participants and beneficiaries of BellSouth's 401(k) plan (the "Plan"), allege that the company and the individual defendants breached their fiduciary duties in violation of ERISA, among other things, (1) failing to provide accurate information to the Plan participants and beneficiaries; (2) failing to ensure that the Plan's assets were invested properly; (3) failing to monitor the Plan's fiduciaries; and (4) failing to disregard Plan directives that the defendants knew or should have known were imprudent. The plaintiffs are seeking an unspecified amount of damages, injunctive relief, attorneys' fees and costs. Certain factual allegations underlying these lawsuits are substantially similar to those in the putative securities class actions captioned In re BellSouth Securities Litigation, which are described above. At this early stage of the litigation, the likely outcome of the cases cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

Antitrust

A number of antitrust class action lawsuits have been filed against BellSouth in federal district courts in Atlanta, Georgia and Ft. Lauderdale, Florida. The plaintiffs purport to represent putative classes consisting of all BellSouth local telephone service subscribers and/or all subscribers of competitive local exchange carriers in nine southeastern states since 1996. The plaintiffs allege that BellSouth engaged in unlawful anticompetitive conduct in violation of state and federal antitrust laws by, among other things, (1) denying competitors access to certain essential facilities necessary for competitors to provide local telephone service; (2) using its monopoly power in the wholesale market for local telephone service as leverage to maintain a monopoly in the retail market; and (3) failing to provide the same quality of service, access and billing to competitors that it provides its own retail customers. The plaintiffs are seeking an unspecified amount of treble damages, injunctive relief, as well as attorneys' fees and costs. At this early stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

A consumer class action alleging antitrust violations of Section 1 of the Sherman Antitrust Act has been filed against BellSouth, Verizon, SBC and Qwest in Federal Court in the Southern District of New York. The complaint alleges that defendants conspired to restrain competition by "agreeing not to compete with one another and otherwise allocating customers and markets to one another." The plaintiffs are seeking an unspecified amount of treble damages and injunctive relief, as well as attorneys' fees and expenses. At this early stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

Other

On January 31, 2003, we filed litigation against Gary Forsee, the Company's then Vice Chairman - Domestic Operations, in Fulton County Superior Court of Georgia. The litigation sought to enforce the non-compete and confidentiality provisions of Mr. Forsee's contract with BellSouth with respect to his proposed employment by Sprint Corporation. The court found the non-compete provision invalid, but that issue is currently on appeal. The court ordered arbitration on the confidentiality provision and granted a temporary restraining order preventing Mr. Forsee from accepting employment at Sprint until at least March 12, 2003. On February 7, 2003, we filed suit against Sprint Corporation in the United States District Court for the Northern District of Georgia alleging, among other things, tortuous interference with contractual relations, threatened misappropriation of trade secrets and unfair competition. On March 18, 2003, the arbitrator issued a ruling on the confidentiality provision that stated that Mr. Forsee, subject to significant restrictions outlined in the order, was permitted to accept employment with Sprint. Mr. Forsee resigned from BellSouth effective March 18, 2003.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)


NOTE K - CONTINGENCIES (Continued)

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

NOTE L - SUBSIDIARY FINANCIAL INFORMATION

We have fully and unconditionally guaranteed all of the outstanding debt securities of BST, which is a 100% owned subsidiary of BellSouth. In accordance with SEC rules, BST is no longer subject to the reporting requirements of the Securities Exchange Act of 1934, and we are providing the following condensed consolidating financial information.

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


Prior year periods have been restated to include the effects of the adoption of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as discussed in Note D.

Condensed Consolidating Statements of Income

                                                                    For the Three Months Ended March 31, 2002
                                                                             (As adjusted - Note D)

                                                        BST             Other           Parent      Adjustments      Total

Total operating revenues ........................  $    4,522       $    1,231        $    611      $   (830)     $ 5,534
Total operating expenses ........................       3,331            1,224             442          (832)       4,165

Operating income ................................       1,191                7             169             2        1,369

Interest expense ................................         124               50             203           (73)         304
Other income (expense), net .....................          (1)            (372)          1,392          (200)         819

Income before income taxes and cumulative effect
  of changes in accounting principle.............       1,066             (415)          1,358          (125)       1,884

Provision (benefit) for income taxes ............         401               76             376          (100)         753

Income before cumulative effect of changes in
  accounting principle...........................         665             (491)            982           (25)       1,131

Cumulative effect of changes in accounting
  principle......................................          --               --          (1,285)           --       (1,285)

Net income (losses) .............................  $      665       $     (491)       $   (303)     $    (25)     $  (154)




                                                                    For the Three Months Ended March 31, 2003

                                                        BST             Other           Parent      Adjustments      Total

Total operating revenues ........................  $    4,437       $    1,346        $    617      $   (877)     $ 5,523
Total operating expenses ........................       3,418            1,174             400          (848)       4,144

Operating income ................................       1,019              172             217           (29)       1,379

Interest expense ................................         117               47             172           (40)         296
Other income (expense), net .....................           4              287           1,273        (1,258)         306

Income before income taxes and cumulative effect
  of changes in accounting principle.............         906              412           1,318        (1,247)       1,389

Provision (benefit) for income taxes ............         337              117              28            (8)         474

Income before cumulative effect of changes in
  accounting principle...........................         569              295           1,290        (1,239)         915

Cumulative effect of changes in accounting
  principle......................................         816             (501)             --            --          315

Net income (losses) .............................  $    1,385       $     (206)       $  1,290      $ (1,239)     $ 1,230

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)



NOTE L - SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheets



                                               December 31, 2002                                    March 31, 2003
                                             (As adjusted - Note D)


                                  BST      Other    Parent    Adjust-     Total       BST      Other    Parent    Adjust-    Total
                                                               ments                                               ments
ASSETS
Current assets:
Cash and cash equivalents .....   $  87    $  745   $ 1,650      $ --    $ 2,482     $  105    $  723   $ 1,614     $  --   $ 2,442
Accounts receivable, net ......   2,664     1,722     3,067    (3,324)     4,129      2,487       907     3,618    (3,910)    3,102
Other current assets ..........     475       592       235       (51)     1,251        477       739       408       (88)    1,536


Total current assets ..........   3,226     3,059     4,952    (3,375)     7,862      3,069     2,369     5,640    (3,998)    7,080


Investments and advances ......     308     6,489     6,310    (3,366)     9,741        311     6,685     4,547    (1,602)    9,941
Property, plant and equipment,
  net .........................  21,403     1,754       288        --     23,445     22,379     1,607       354        --    24,340
Deferred charges and other
  assets ......................   5,302       234       219       (29)     5,726      5,286       257       168       (21)    5,690
Intangible assets, net ........   1,224     1,179       302        --      2,705      1,212     1,157       298        --     2,667


Total assets ..................$ 31,463  $ 12,715  $ 12,071  $ (6,770)  $ 49,479    $32,257   $12,075   $11,007  $ (5,621)  $49,718


LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current liabilities:
Debt maturing within one year .$  3,445    $1,044   $ 3,150   $(2,525)   $ 5,114     $ 3,686  $ 1,069   $ 3,076  $ (3,403)  $ 4,428
Other current liabilities .....   2,963     1,092     1,201      (787)     4,469       2,840    1,197       992      (437)    4,592


Total current liabilities .....   6,408     2,136     4,351    (3,312)     9,583       6,526    2,266     4,068    (3,840)    9,020


Long-term debt ................   5,371     1,368     8,304    (2,760)    12,283       5,360    1,047     6,800      (991)   12,216


Noncurrent liabilities:
Deferred income taxes .........   3,677     1,409      (648)       14      4,452       4,364    1,187      (652)      (17)    4,882
Other noncurrent liabilities ..   3,335     1,063       885       (28)     5,255       3,278      985       963       (19)    5,207


Total noncurrent liabilities ..   7,012     2,472       237       (14)     9,707       7,642    2,172       311       (36)   10,089


Shareholders' equity...........  12,672     6,739      (821)     (684)    17,906      12,729    6,590      (172)     (754)   18,393


Total liabilities and
  shareholders' equity ........ $31,463   $12,715   $12,071   $(6,770)   $49,479     $32,257  $12,075   $11,007   $(5,621)  $49,718



Condensed Consolidating Cash Flow Statements

                                                                   For the Three Months Ended March 31, 2002


                                                       BST            Other          Parent         Adjustments       Total

Cash flows from operating activities ..........    $   1,714        $   317         $   (54)        $     88       $ 2,065
Cash flows from investing activities ..........         (876)           (25)          2,382             (736)          745
Cash flows from financing activities ..........         (865)          (158)           (966)             648        (1,341)

Net (decrease) increase in cash ...............   $      (27)       $   134         $ 1,362         $     --       $ 1,469




                                                                   For the Three Months Ended March 31, 2003


                                                       BST            Other          Parent         Adjustments       Total

Cash flows from operating activities ..........   $    1,640        $    47         $    (9)        $    230       $ 1,908
Cash flows from investing activities ..........         (571)           (24)            456             (481)         (620)
Cash flows from financing activities ..........       (1,051)           (45)           (483)             251        (1,328)

Net (decrease) increase in cash ...............   $       18        $   (22)        $   (36)        $     --       $   (40)


BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)


NOTE M - SUBSEQUENT EVENTS

Note Receivable from KPN

In April 2003, we received net proceeds of approximately $1,458 resulting from an early repayment by KPN of the entire outstanding balance of the loan we had extended to KPN. The full face value of the loan was repaid, including accrued interest.

Brazil

In April 2003, BCP and its controlling shareholders, including BellSouth, negotiated with representatives of BCP's senior secured creditors a settlement that contemplates the restructuring of BCP's debt and the transfer of the shares held by the controlling shareholders to such creditors. The settlement is subject to the approval of the senior secured creditors and to regulatory approvals. Upon sale or liquidation of our investment, we will recognize cumulative foreign currency translation losses as part of the gain or loss on exit. The cumulative foreign currency translation losses related to this investment were $182 at March 31, 2003.

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

--------------------------------------------------------------------------------
Consolidated Results of Operations
--------------------------------------------------------------------------------

Key financial and operating data for the three months ended March 31, 2002 and 2003 are as follows. All references to earnings per share are on a diluted basis. The discussion of consolidated results should be read in conjunction with the discussion of results by segment directly following this section.

Prior year periods have been restated to include the effects of the adoption of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

                                                    For the Three Months
                                                        Ended March 31,  Percent
                                                       2002        2003   Change

Results of operations:

Total operating revenues                             $ 5,534    $ 5,523    -0.2%
Cost of services and products                          1,917      1,933     0.8%
Selling, general, and administrative expenses          1,087      1,052    -3.2%
Depreciation and amortization                          1,161      1,038   -10.6%
Provision for restructuring and asset impairments         --        121       *

    Total operating expenses                           4,165      4,144    -0.5%
Operating income                                       1,369      1,379     0.7%
Interest expense                                         304        296    -2.6%
Net (losses) earnings of equity affiliates              (235)       174       *
Gain on sale of operations                             1,335         --       *
Foreign currency transaction gains (losses)             (290)        45       *
Other income (expense), net                                9         87       *

Income before taxes and cumulative effect of
   changes in accounting principle, net of tax         1,884      1,389   -26.3%

Provision for income taxes                               753        474   -37.1%

Income before cumulative effect of changes in
   accounting principle                                1,131        915   -19.1%
Cumulative effect of changes in accounting
   principle, net of tax                              (1,285)       315       *

Net (loss) income                                      $(154)    $1,230       *


Earnings per share:
Income before effect of changes in accounting
   principle                                          $ 0.60     $ 0.49   -18.3%
Net (loss) income                                    $ (0.08)    $ 0.66       *

Cash flow data:

Cash provided by operating activities                $ 2,065    $ 1,908    -7.6%
Cash (used for) provided by investing activities       $ 745     $ (620)      *
Cash used for financing activities                   $(1,341)   $(1,328)    1.0%

Other:

Effective tax rate                                      40.0%      34.1%

 Average short-term debt                              $4,641    $ 4,719     1.7%
 Average long-term debt                              $14,819   $ 12,232   -17.5%

   Total average debt                                $19,460   $ 16,951   -12.9%


*  Not meaningful

Operating Revenues

Operating revenues of $5,523 in first quarter 2003 decreased $11 compared to first quarter 2002 reflecting:

o A decline in revenues of $137 at the Communications group attributable to: weak economic conditions and increased competitive activity including wireless substitution; conversion of retail access lines to UNE-P, specifically in the residential and small-business markets; and unfavorable impacts from the movement of wholesale customers from a resale basis to lower-priced unbundled network elements. These decreases were partially offset by growth in retail DSL and long distance revenues.

o A decline in revenues of $147 at the Latin America group. Revenues in this segment were negatively impacted by the effect of foreign currency exchange rates as the currencies in Argentina and Venezuela both experienced significant devaluations against the U.S. Dollar.

o An increase in revenues of $278 at the Domestic advertising and publishing group, primarily driven by a change in accounting principle for recognizing revenues (see Note D) and the impact of a $163 reduction in revenues recorded in the first quarter of 2002 related to the correction of unbilled accounts receivable. Excluding these two adjustments, revenues for this segment declined $12 primarily as a result of weak economic conditions.

Operating Expenses

Beginning this reporting period, operating expenses now include separate line items for costs of services and products and selling, general, and administrative expenses. Cost of services and products is comprised primarily of network infrastructure and related support costs associated with the Communications group and Latin America group and printing and distribution costs associated with our Domestic advertising and publishing business. This line item also includes expenses associated with certain aspects of customer service operations for the Communications group. Selling, general, and administrative expenses are comprised primarily of selling and marketing expenses, administrative costs, provisions for uncollectible accounts and costs associated with customer service and billing.

Cost of services and products

Cost of services and products of $1,933 in first quarter 2003 increased $16 from first quarter 2002. Expenses in the advertising and publishing business increased $19 compared to the first quarter 2002 primarily due to the change in accounting method. On a comparable basis, such costs declined $13. Communications group costs were up slightly compared to prior year first quarter as decreases in salary and wages and other labor costs related to workforce reductions were offset by increases in other retiree benefit costs and increases reflecting lower pension credits. These increases were partially offset by the impact of currency devaluations in the Latin America group.

Selling, general, and administrative expenses

Selling, general, and administrative expenses of $1,052 in first quarter 2003 decreased $35 from first quarter 2002. The decline was driven by lower expense in Latin America of $80, primarily due to the impacts of currency devaluation. This decline was partially offset by increases of $38 at the Communications group, primarily driven by advertising, and increases of $20 in the Domestic advertising and publishing business driven entirely by the change in accounting method. On a comparable basis, the selling, general and administrative expenses in the advertising and publishing business remained flat.

Depreciation and amortization

Depreciation and amortization of $1,038 in first quarter 2003 decreased $123 from first quarter 2002 reflecting:

o a decline in the Communications group of $95 compared to the prior year period. This decline reflects the adoption of SFAS No. 143 and lower depreciation rates under the group life method precipitated primarily by the significant reductions in capital expenditures.
o a decrease in the Latin America group of $28 compared to the prior year period due to the effects of currency devaluations, primarily in Argentina and Venezuela.

Provision for restructuring

The provision for restructuring recorded in the first quarter 2003 relates to the following:

o charges of $54 associated with actions taken to reduce our workforce, consisting of an accrual for cash severance payments.
o pension settlement losses of $67 related to lump-sum payments from the pension plan associated with prior workforce reductions.

Interest Expense

Interest expense related to interest-bearing debt was down $38 year over year reflecting debt reductions of $2.5 billion. The remaining year-over-year increases relate to interest accruals on other liabilities and contingencies.

Net earnings (losses) of equity affiliates

Earnings from our unconsolidated businesses increased $409 in first quarter 2003 compared to first quarter 2002 reflecting the absence of recording losses related to our investments in Brazil. Losses from our Brazilian wireless affiliates were lower due to the recognition of other-than-temporary impairments of $383 in first quarter 2002 and the cessation of the recognition of operating losses subsequent to the impairment. Equity earnings related to Cingular increased $16 compared to the prior year period offset by lower earnings of $8 related to our equity investment in Israel.

Gain on sale of operations

The $1,335 gain on sale of operations in the first quarter 2002 relates to the conversion of our ownership interest in E-Plus and related disposition of shares in KPN.

Foreign currency transaction gains (losses)

Foreign currency transaction gains (losses) of consolidated subsidiaries, which relate primarily to U.S. Dollar denominated debt in Latin America, included a net loss of $290 in the first quarter 2002 and a net gain of $45 in the first quarter 2003. The majority of the losses in 2002 were driven by the devaluation of the Argentinean Peso, while the 2003 gain reflects a slight recovery of the Argentinean Peso, offset to some extent by losses in Colombia.

Other income (expense), net

Other income (expense), net includes interest income, gains (losses) on disposition of assets, gains (losses) on the sale and impairments of investments and miscellaneous non-operating income.

The quarter-over-quarter increase of $78 is primarily driven by the recognition of $230 in losses in the prior year period related to our investment in Qwest. This increase is offset by a $98 decrease in minority interests related to our Argentinean operation as the minority partner's equity accounts were exhausted and a $51 decrease in interest income. Our investment in Qwest was liquidated in second quarter 2002.

Provision for income taxes

The provision for income taxes decreased $279 compared to the prior year period while the effective tax rate decreased to 34.1% from 40.0% in first quarter 2002. The recording of a foreign tax valuation allowance, deferring recognition of the tax benefits generated by losses at our operations in Argentina, increased the rate in the first quarter 2002. The reversal of deferred tax valuation allowances on net operating losses in Ecuador and Argentina in the first quarter of 2003 contributed to the lower effective tax rate. The effective rate was further reduced by income tax benefits related to the inflation adjustments deductible for Venezuelan tax purposes.

Cumulative effect of changes in accounting principle

Asset Retirement Obligations

Effective January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). In connection with the adoption of this standard, we recorded the cumulative effect of accounting change that increased net income by $816. See Note D for further discussion of this change.

Revenue Recognition for Publishing Revenues

Effective January 1, 2003, we changed our method for recognizing revenues and expenses related to our directory publishing business from the publication and delivery method to the deferral method. The cumulative effect of the change in accounting method is reflected in the income statement as a decrease to net income of $501. See Note D for further discussion of this change.

Goodwill and Other Intangible Assets

On January 1, 2002, we adopted Statement of Financial Accounting Standards
No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). In connection with the adoption of SFAS No. 142, we recorded an impairment loss in first quarter 2002 of $1,277, with no income tax benefit. Additionally, Cingular completed its transitional impairment test resulting in an additional loss to BellSouth in first quarter 2002 of $8 after taxes.


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

Management evaluates the performance of each business unit based on net income, exclusive of internal charges for use of intellectual property and adjustments for unusual items that may arise. Unusual items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. In addition, when changes in our business affect the comparability of current versus historical results, we will adjust historical operating information to reflect the current business structure. See Note H for a reconciliation of segment results to the unaudited consolidated financial information.

The following discussion highlights our performance in the context of these segments. For a more complete understanding of our industry, the drivers of our business, and our current period results, you should read this discussion in conjunction with our consolidated financial statements, including the related notes.

Adjustments to Segment Results

To align with internal reporting, the 2002 segment results for the Domestic advertising and publishing segment have been recast to reflect the change in accounting method as discussed in Note D. Prior period results for all segments have been restated for the effects of adopting the fair value method of accounting for stock-based compensation.

--------------------------------------------------------------------------------
Communications Group
--------------------------------------------------------------------------------

The Communications group includes our core domestic businesses including: all domestic wireline voice, data, broadband, e-commerce, long distance, Internet services and advanced voice features. The group provides these services to an array of customers, including residential, business and wholesale.

                                                   For the Three Months
                                                       Ended March 31,   Percent
                                                       2002       2003    Change

 Segment operating revenues:
   Local service                                    $ 2,941    $ 2,912    -1.0%
   Network access                                     1,205      1,096    -9.0%
   Long distance                                        205        264    28.8%
   Other                                                331        304    -8.2%
        Total segment operating revenues              4,682      4,576    -2.3%
 Segment operating expenses:
    Cost of services and products                     1,618      1,625     0.4%
    Selling, general, and administrative expenses       726        764     5.2%
    Depreciation and amortization                     1,032        937    -9.2%
        Total segment operating expenses              3,376      3,326    -1.5%
 Segment operating income                             1,306      1,250    -4.3%

 Segment net income                                  $  735        709    -3.5%


 Segment net income including unusual items           $ 735     $1,451    98.1%

                                                   For the Three Months
                                                       Ended March 31,   Percent
                                                       2002       2003    Change

 Key Indicators (000s except where noted)

  Access lines(1):
     Residential retail                              16,112     14,981    -7.0%
     Residential wholesale                              861      1,452    68.6%
       Total residential lines                       16,973     16,433    -3.2%
     Business retail                                  7,621      7,202    -5.5%
     Business wholesale                                 630        702    11.4%
       Total business lines                           8,251      7,904    -4.2%
     Other                                              201        174   -13.4%
           Total access lines                        25,425     24,511    -3.6%

 Resale lines                                           651        380   -41.6%
 UNE-P (included in access lines above)                 859      1,803   109.9%
 UNE-Loop(1)                                            426        367   -13.8%
         Total Resale lines and UNEs                  1,936      2,550    31.7%
 DSL customers                                          729      1,122    53.9%
 Long distance customers                                 --      1,930      *
 Access minutes of use (millions)                    25,583     22,795   -10.9%

 Digital and data services revenues                 $ 1,092    $ 1,090    -0.2%
 Capital expenditures                                $  922    $   566   -38.6%


  * Not meaningful
 (1) Access lines include an adjustment to convert ISDN lines to a switched access line basis for comparability.

Segment operating revenues

Local Service

Local service revenues decreased $29 in the first quarter 2003. Loss of retail access lines and competitive pressures on pricing are the primary drivers.

Residential access lines decreased 3.2% from first quarter 2002 and business access lines decreased 4.2% over the same period. The decline in residential access lines is being driven by soft economic conditions, technology substitution from wireless services and increased broadband usage and, to a lesser extent, facilities-based competition.

Retail residential access lines decreased 7.0% from first quarter 2002 and retail business access lines decreased 5.5% over the same period. The shift in mix of access lines from retail to wholesale is being driven primarily by regulatory pricing of Unbundled Network Element-Platform ("UNE-P"), which allows our competitors to purchase our services at deep discounts.

During first quarter 2003, we added 231 thousand UNE-P lines, bringing total lines served via UNE-P to approximately 1.8 million. At March 31, 2003, we provided 2.6 million wholesale lines to competitors, on both a resale and UNE basis. As state public service commissions lower UNE-P rates, competitors have increasingly switched from a resale model to the UNE-P due to the higher discounts.

Data services revenue was flat compared to the first quarter 2002. Data revenue growth has slowed compared to historical rates due primarily to weak sales of wholesale data transport services to other communications providers. Wholesale data revenues represented about 52% of total data services revenues while retail services such as DSL, ISDN, Frame Relay, Lightgate, and Smartring accounted for the remaining 48%. During the quarter, DSL revenues of $157 were up $46 from the comparable prior year period due to a larger customer base, although average revenue per user was lower due to promotional activity. As of March 31, 2003, we had 1.1 million customers, an increase of over 390 thousand customers compared to the prior year total. Other retail data products, primarily DS1 (dedicated high capacity lines) lines were lower driven by decreases in demand.

Network Access

Network access revenues decreased $109 in the first quarter 2003 when compared to the same 2002 period. Switched access revenue declines in first quarter 2003 resulted from a 10.9% decrease in access minutes-of-use volumes and a shift in the basis of wholesale line sales from resale to UNEs, which do not provide switched access revenues. These volumes continue to be negatively impacted by migration of minutes to dedicated digital and data service offerings which are fixed-charge based rather than usage based, competition from competitive local exchange carriers whose traffic completely bypasses our network, and the effect of alternative services such as wireless and internet e-mail. Compared to the first quarter 2002, revenues from dedicated high-capacity data line offerings declined approximately $6 due to special access rate reductions effective July 2002.

Long Distance

Long distance revenues increased $59 in the first quarter 2003 compared to first quarter 2002. The launch of retail interLATA services in nine southeastern states that we serve contributed a $77 increase in revenues. At March 31, 2003, we served more than 1.9 million consumer and business long distance customers. Revenue related to wholesale long distance declined $20 compared to the prior year, driven by a decline of $36 of sales to second and third tier long distance carriers due to our decision to eliminate certain products within the wholesale long distance portfolio. This decline was partially offset by a $16 increase in revenues from Cingular caused by higher volumes associated with the proliferation of wireless long distance plans.

Other

Other communications revenue decreased $27 in the first quarter 2003 primarily due to the continuing phase-out of our payphone business, increased customer discounts and decreases in other incidental revenues. We plan to complete the exit of the payphone business by the end of 2003. These declines were partially offset by increases in wireless interconnection fees driven by higher volumes and recognition of deferred intercompany publishing fee revenue, which had no impact on consolidated revenues.

Segment operating expenses

Cost of services and products

Cost of services and products of $1,625 in first quarter 2003 increased $7 from first quarter 2002. Cost of services remained relatively flat compared to prior year first quarter as decreases in salary and wages of $80 offset increases due to increases in other retiree benefit costs and increases reflecting lower pension credits. Cost of services was also impacted by increases in costs associated with the long distance launch, service activation expense deferral adjustments and higher penalties associated with service level commitments. These increases were substantially offset by decreases in contract services, information technology project expenses and costs associated with the sale of wholesale long distance and data networking equipment.

Selling, general, and administrative expenses

Selling, general, and administrative expenses of $764 in first quarter 2003 increased $38 reflecting an increase of $23 related to insurance costs, processing fees and commissions and $26 increase in advertising expense associated with advertising of product bundles. The provision for uncollectibles declined $5 as compared to the prior year driven by higher expense related to the retail business and lower expense in wholesale. Salary and wages and other labor costs were down $9 compared to the prior year. This decline was offset by increases in other retiree benefit costs and increases reflecting lower pension credits.

Depreciation and amortization

Depreciation and amortization expense decreased $95 during first quarter 2003 compared to first quarter 2002. The primary driver of the year-over-year decline in depreciation expense relates to lower depreciation rates under the group life method of depreciation. The lower depreciation rates were precipitated primarily by the significant reductions in capital expenditures. In addition, depreciation expense was lower due to the adoption of SFAS No. 143. In connection with the adoption of this standard, we no longer accrue for net cost of removal in our depreciation rates causing lower depreciation expense. Amortization expense increased due to higher levels of capitalized software.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's net income consisted of the following: for first quarter 2003, special items of $742 in income for the cumulative effect of change in accounting principle related to the adoption of FAS 143 offset by restructuring charges; for first quarter 2002 there were no special items excluded from this segment's results.

--------------------------------------------------------------------------------
Domestic Wireless
--------------------------------------------------------------------------------

We own an approximate 40% economic interest in Cingular, a joint venture with SBC Communications. Because we exercise significant influence over the financial and operating policies of Cingular, we use the equity method of accounting for this investment. Under the equity method of accounting, we record our proportionate share of Cingular's earnings in our consolidated statements of income. These earnings are included in the caption "Net earnings (losses) of equity affiliates." For management purposes, we evaluate our Domestic wireless segment based on our proportionate share of Cingular's results. Accordingly, results for our Domestic wireless segment reflect the proportional consolidation of approximately 40% of Cingular's results.

                                                   For the Three Months
                                                      Ended March 31,    Percent
                                                      2002      2003      Change

 Segment operating revenues:
    Service revenues                               $ 1,326   $ 1,338        0.9%
    Equipment revenues                                  91        98        7.7%
        Total segment operating revenues             1,417     1,436        1.3%
 Segment operating expenses:
    Cost of services and products                      451       468        3.8%
    Selling, general, and administrative expenses      520       487       -6.3%
    Depreciation and amortization                      180       195        8.3%
        Total segment operating expenses             1,151     1,150       -0.1%
 Segment operating income                              266       286        7.5%

 Segment net income                                 $   92    $  101        9.8%


 Segment net income including unusual items         $   84    $  101       20.2%

 Key Indicators:

 Cellular/PCS Customers (000s)                       8,732     8,846        1.3%
 Wireless service average monthly
   revenue per customer - Cellular/PCS             $ 50.44   $ 50.04       -0.8%


 Segment operating revenues

Cingular's cellular/PCS customers increased 1.3% compared to March 31, 2002. Net cellular/PCS additions in the first quarter 2003 decreased 19% compared to first quarter 2002. During the three months ended March 31, 2003, Cingular's postpaid subscriber base decreased while the prepaid and reseller subscriber bases increased. Negative growth in postpaid subscribers early in the first quarter of 2003 was offset, to a large degree, by stronger postpaid subscriber growth in the latter half of the quarter. Prepaid subscriber growth was impacted positively by the KIC (Keep in Contact) prepaid plan launched in the fourth quarter of 2002, and the reseller subscriber base increased primarily as a result of aggressive growth by its primary reseller.

For the three months ended March 31, 2003, the cellular/PCS churn rate was 2.6% compared with a 2.9% churn rate for the three months ended March 31, 2002. Although Cingular's gross cellular/PCS additions decreased from the first quarter of 2002, the reduced churn rate significantly mitigated the impact on the customer base.

Segment operating revenues grew $19 during first quarter 2003 compared to the same period in 2002. Service revenues increased $12, primarily as a result of an approximately 91% increase in data revenues from the first quarter of 2002, reflective of higher penetration and usage of SMS short messaging data services with Cingular's cellular/PCS customers as well as revenue increases related to its Mobitex data network. Other increases were due to higher local service revenues associated with growth in the customer base. Partially offsetting these increases were declines in roaming and long distance revenues reflecting the migration of customers to regional and national rate plans and a reduction in roaming rates with major roaming partners to support all-inclusive rate plans, and the formation of a venture to share infrastructure with T-Mobile USA, Inc., which reduced roaming charges to both carriers' customers. Average revenue per user (ARPU) for cellular/PCS customers declined $0.40 to $50.04 from $50.44 in the quarter ended March 31, 2002. An increase in ARPU related to local service revenues was offset by reductions in revenues from roaming and long distance, thereby reducing overall service ARPU when compared to first quarter 2002.

Equipment revenues increased $7 due to higher per unit handset pricing and a product mix change to higher priced handsets such as GAIT (GSN/ANSI-136 Interoperability Team) phones, offset by fewer gross customer additions quarter over quarter.

Segment operating expenses

Cost of services and products

Cost of services and products increased $17 during first quarter 2003 compared to the same 2002 period. Cingular's expense growth was driven by significant increases in minutes of use on the network, system expansion and increased long distance costs. Although system costs increased, efficiencies attributable to digital networks contributed to decreasing per-minute costs. A decline in equipment costs due to lower gross customer additions was offset to a large extent by increased per unit handset costs driven by a shift to higher end handsets such as GAIT phones.

Selling, general, and administrative expenses

Selling, general, and administrative expenses of $487 in first quarter 2003 decreased $33 when compared to first quarter 2002, due to reduced employee-related costs as a result of the sales operation reorganization in 2002, lower indirect commissions expense as a result of fewer gross additions, reduced advertising and promotion costs, and lower billing expenses as a result of billing system conversions and related consolidations.

Depreciation and amortization

Depreciation and amortization increased $15 in first quarter 2003 when compared to the same 2002 period. The increase in depreciation expense of $20 was attributable to higher levels of gross property, plant and equipment plus accelerated depreciation on TDMA assets that began in 2003. Amortization expense declined $5 during the same period due to certain intangibles becoming fully amortized subsequent to the first quarter of 2002.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's net income consisted of the following: in first quarter 2003 there were no special items excluded from this segment's results; in first quarter 2002, special items of $(8) related to the cumulative effect of change in accounting principle for the adoption of FAS 142.

--------------------------------------------------------------------------------
Latin America
--------------------------------------------------------------------------------

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

                                                     For the Three Months
                                                        Ended March 31,  Percent
                                                         2002     2003    Change

 Segment operating revenues:
    Service revenues                                   $  562   $  432    -23.1%
    Equipment and other revenues                           94       77    -18.1%
    Advertising and publishing revenues                     3       --       *
         Total segment operating revenues                 659      509    -22.8%
 Segment operating expenses:
    Cost of services and products                         266      258     -3.0%
    Selling, general, and administrative expenses         216      136    -37.0%
    Depreciation and amortization                         118       90    -23.7%
         Total segment operating expenses                 600      484    -19.3%
 Segment operating income                                  59       25    -57.6%
 Net losses of equity affiliates                          (6)        6       *

 Segment net income                                    $   3     $  10       *


 Segment net income (loss) including unusual items  $ (1,741)    $  57       *

 Key Indicators:

 Customers (a)  (000s)                                  7,908    8,544      8.0%
 Average monthly revenue per customer (a)              $   23    $  17    -26.1%

*  Not meaningful

(a) The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.

Segment operating revenues

Although the customer base in Latin America increased 8% over the prior year, segment operating revenues decreased $150 compared to first quarter 2002. The decline in revenue is primarily due to the weakening of our Latin American operations' local currencies against the U.S. Dollar and the resulting effect on translating those revenues to our reporting currency, the U.S. Dollar. Compared to first quarter 2002, the most significant currency devaluations occurred in Argentina and Venezuela as combined revenues for these two countries decreased $177 compared to the year ago period. Although the value of the Argentinean Peso recovered slightly against the U.S. Dollar during first quarter 2003, the average exchange rate for the quarter reflected an almost 53% decline as compared to the average rate in the same quarter of the prior year. Service revenues reflect $15 additional revenues recorded in Ecuador in the first quarter 2003 associated with a settlement reached with another wireless carrier over disputed interconnect fees. The settlement also resulted in recording $21 in cost of services resulting in a net reduction to operating income of $6.

Equipment and other revenues decreased $17 from first quarter 2002 due primarily to the impact of the previously discussed currency devaluations.


Segment operating expenses

Cost of services and products

Cost of services and products of $258 in the first quarter decreased $8 compared to first quarter 2002. Changes in foreign currency exchange rates favorably affected this change. The favorable currency impact was substantially offset by increased operating costs supporting an 18% increase in network minutes of use and by a $30 contingency accrual recorded in the first quarter described in the following paragraph. Cost of services also includes $21 of additional expense recorded in Ecuador associated with an interconnect settlement previously described.

Recent administrative regulations in one of the countries in which we operate, regarding the inclusion of interconnection income in the taxable revenue base, contradicted the method of calculation used by our subsidiary in computing and paying its liability for taxes on telecommunications services. We believe we have a valid argument under existing law for our method of calculating the tax. However, because of uncertainty in the outcome of this issue, our subsidiary has recorded a contingency accrual for prior unpaid taxes based on the new regulations and it intends to calculate taxes in future periods in conformity with these regulations until the legal issues are resolved. We plan to defend our position, in the courts if necessary. We cannot predict how long it will take to resolve this issue.

Selling, general, and administrative expenses

Selling, general, and administrative expenses of $136 decreased $80 compared to first quarter 2002. This significant decrease was caused primarily by currency devaluations as Argentina and Venezuela recorded declines of $27 and $31, respectively. The first quarter 2003 also reflects a $11 benefit in Ecuador associated with cumulative future deductions to be used to calculate employee profit-sharing expense.

Depreciation and amortization

Depreciation and amortization expense decreased $28 when compared to first quarter 2002. The decline reflects the impact of currency devaluations on the amortizable basis of tangible and intangible assets.

Net losses of equity affiliates

Net losses from our Latin America equity affiliates improved $12 to $6 in first quarter 2003, primarily as a result of the cessation of recording losses from our equity investments in Brazil.

Interest expense and taxes

Interest expense includes an accrual of $12 related to the contingency accrual described above in cost of services and products. The provision for taxes in the first quarter of 2003 includes benefits related to the reversals of deferred tax valuation allowances on net operating losses in Ecuador and Argentina.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's net income consisted of the following: in 2003, special items of $47 related to foreign currency transaction gains offset by restructuring charges; in 2002, special items of $(1,744) related to impairment losses under SFAS No. 142, foreign currency transaction losses and Brazil loan impairments.

--------------------------------------------------------------------------------
Domestic Advertising and Publishing
--------------------------------------------------------------------------------

Our Domestic advertising and publishing segment is comprised of companies in the U.S. that publish, print, sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic product offerings.

As discussed more fully in Note D to the interim financial statements, effective January 1, 2003, we changed our method for recognizing revenues and expenses related to our directory publishing business. This was treated as a cumulative effect of accounting change and therefore prior year results were not restated. However, to align with internal reporting, the 2002 segment results for the Domestic advertising and publishing have been recast to reflect the change.

                                                   For the Three Months
                                                      Ended March 31,    Percent
                                                      2002       2003     Change

 Segment operating revenues                         $  510     $  498     -2.4%
 Segment operating expenses:
    Cost of services and products                       91         78    -14.3%
    Selling, general, and administrative expenses      170        170      0.0%
    Depreciation and amortization                        6          7     16.7%
         Total segment operating expenses              267        255     -4.5%
 Segment operating income                              243        243      0.0%

 Segment net income                                 $  148      $ 149      0.7%


 Segment net income (loss) including unusual items  $   47    $ (355)        *

*  Not meaningful

Segment operating revenues

Segment operating revenues decreased $12 compared to the first quarter 2002. The overall industry environment reflects weak economic conditions, which resulted in a $15 reduction in publishing revenues. The decline was partially offset by increases in revenues from electronic media offerings.

Segment operating expenses

Cost of services and products of $78 decreased $13 compared to the prior year period due primarily to lower printing costs.

Selling, general, and administrative expenses of $170 were flat compared to the corresponding period in 2002. The provision for uncollectible expense increased $18, primarily due to weak economic conditions and increased bankruptcies of our advertisers. Lower administrative expenses resulting from cost control measures offset the increase.

Depreciation and amortization was relatively flat in both quarters.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's net income consisted of the following: in 2003, total special items of $(504) included the cumulative effect of change in accounting principle and restructuring charges; and in 2002, special items of $(101) related to an unbilled receivable adjustment.


--------------------------------------------------------------------------------
All Other Businesses
--------------------------------------------------------------------------------

All other businesses primarily consist of a captive insurance subsidiary and equity investments in wireless operations in Israel and Denmark and our former operations in Germany.

                                               For the Three Months
                                                  Ended March 31,        Percent
                                                 2002         2003       Change

 Segment operating revenues                      $  25        $  27        8.0%
 Segment operating expenses                         16           16          --
 Segment operating income                            9           11       22.2%
 Net earnings of equity affiliates                  13            9      -30.8%

 Segment net income                              $  19        $  17      -10.5%


 Segment net income including unusual items     $  876        $  17          *

*  Not meaningful

Segment operating results


Revenues and expenses were derived primarily from the sale of insurance on customer premises equipment and amortization of deferred revenues related to a transaction with Crown Castle to monetize wireless towers in 1999. While revenues increased slightly, operating expenses remained flat, resulting in an improved segment operating income.

Net earnings of equity affiliates decreased $4, attributable to lower income from the operations in both Denmark and Israel, offset by the cessation of recording losses related to our former German operation subsequent to its sale during the first quarter of 2002.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's results consisted of the following: in 2003, there were no special items excluded from this segment's results; in first quarter 2002, special items of $857 related to a gain on the conversion of E-Plus, a loss on the sale of KPN stock, and a gain on the settlement of forward contracts associated with advances to E-Plus.


--------------------------------------------------------------------------------
Liquidity and Financial Condition
--------------------------------------------------------------------------------


Net cash provided by (used for):
                                  For the Three Months
                                     Ended March 31,
                                  2002              2003             Change

   Operating activities  $      2,065      $      1,908          (157)      7.6%
   Investing activities  $        745      $       (620)       (1,365)       *
   Financing activities  $     (1,341)     $     (1,328)           13        *

*  Not meaningful

Net cash provided by operating activities

Cash generated by operations decreased $157 during first quarter 2003 compared to the prior year. The decrease was driven primarily by working capital changes and to a lesser extent by lower cash margins in the Communications group.

Net cash used for investing activities

Capital expenditures

Capital expenditures consist primarily of (a) gross additions to property, plant and equipment having an estimated service life of one year or more, plus incidental costs of preparing the asset for its intended use, and (b) gross additions to capitalized software. Our capital expenditures during first quarter 2003 of $631 were incurred to support our wireline and wireless networks, to promote the introduction of new products and services and to increase operating efficiency and productivity. The decline in capital expenditures compared to the prior period relates primarily to targeted capital management and lower demand levels.

Other investing activities

In first quarter 2003, we received proceeds of $35 from the exercise of a put in a loan agreement with our Colombian partner. In addition, subsequent to the end of the quarter, we received $1,458 in proceeds resulting from an early repayment by KPN of the entire outstanding balance of the loan we had extended to them.

Net cash used for financing activities

During first quarter 2003 we utilized cash from operations to reduce long-term borrowings by $514 and short-term borrowings by $202. First quarter 2002 included substantial reductions in commercial paper. During the first quarter of 2003, we paid dividends of 20 cents per share totaling $371. In February 2003, we announced a 5% increase in our dividend bringing the quarterly dividend to 21 cents per share. In addition, during first quarter 2003, we purchased 14.8 million shares of our common stock for an aggregate of $322, which included $255 of cash payments and $67 of purchases that settled in April. Our debt to total capitalization ratio of 47.4% at March 31, 2003 decreased from 49.2% at December 31, 2002.

Anticipated sources and uses of funds

Cash flows from operations are our primary source of cash for funding existing operations, capital expenditures, debt interest and principal payments, and dividend payments to shareholders. Should the need arise, however, we believe we are well positioned to raise capital in the public debt markets. At March 31, 2003, our corporate debt rating was Aa3 from Moody's Investor Service and A+ from Standard and Poor's. On April 11, 2003, Moody's Investor Service cut our debt rating from Aa3 to A1. Our short-term credit rating at March 31, 2003 was P-1 from Moody's and A-1 from Standard and Poor's. Our authorized commercial paper program as of March 31, 2003 was $8.0 billion, with $1.7 billion outstanding. We believe that we have ready access to the commercial paper market in the event funding in excess of our operating cash flows is needed. Subsequent to March 31, 2003, we reduced our outstanding commercial paper to $1.5 billion and closed a syndicated line of credit in the amount of $1.5 billion in case we are unable to access the commercial paper market. The line of credit contains no significant financial covenants or requirements for compensating balances. We do not have any balances outstanding under the line of credit. We also have a registration statement on file with the SEC under which $2.3 billion of long-term debt securities could be issued. While current liabilities exceed current assets, our sources of funds -- primarily from operations and, to the extent necessary, from readily available external financing arrangements -- are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the needs of our business for at least the next twelve months.

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

Venezuelan Put-Call Provision

We own approximately 78% of Telcel, our Venezuelan operation. Telcel's other major shareholder holds an indirect 21% interest in Telcel. Under a Stock Purchase Agreement, that shareholder has the right to initiate a process that could require us to purchase (the puts), and we have the right to initiate a process that could require that shareholder to sell (the calls) to us, the shareholder's interest in Telcel with notice of the initiation of the process with respect to approximately half of that shareholder's interest to be given in 2000 and notice with respect to the remaining balance to be given in 2002. If we exercise our call right, we would purchase that shareholder's interest at between 100% and 120% of its appraised fair value. If we are required to purchase the interest, we would do so at between 80% and 100% of its appraised fair value. In 2000, the shareholder initiated a process for appraising the value of its interest in Telcel, but the process was not completed. The shareholder also has sent a letter purporting to exercise the balance of the Buy-back Rights under the Stock Purchase Agreement. We are currently in arbitration with our partner over alleged breaches by BellSouth and the shareholder of the Stock Purchase Agreement. At this time we are unable to predict the outcome of this arbitration and, therefore, cannot determine the financial implications of this matter.

Colombia Put-Call Provision

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

--------------------------------------------------------------------------------
Market Risk
--------------------------------------------------------------------------------

For a complete discussion of our market risks, you should refer to the caption "Quantitative and Qualitative Disclosure About Market Risk" in our 2002 annual report on Form 10-K. Our primary exposure to market risks relates to unfavorable movements in interest rates and foreign currency exchange rates. We do not anticipate any significant changes in our objectives and strategies with respect to managing such exposures.

--------------------------------------------------------------------------------
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
--------------------------------------------------------------------------------

Other than reductions in debt maturing within one year associated with debt retirements, there are no material changes with respect to off-balance sheet arrangements and aggregate contractual obligations as presented in our 2002 Form 10-K.

FIN 45 - Guarantees

We have guaranteed approximately $30 of the long-term debt of our Guatemalan entity. We own 60% of that company and we account for it using the equity method. In most of our sale and divestiture transactions we indemnify the purchaser for various items including labor and general litigation as well as certain tax matters. The nature and terms of these types of indemnities vary by transaction. Generally, the terms last three to five years for general and specific indemnities and for the statutory review periods for tax matters. The events or circumstances that would require us to perform under the indemnity are transaction and circumstance specific. Historically, we have not incurred significant costs related to performance under these types of indemnities. At March 31, 2003, we estimate the aggregate maximum amount of potential payments under these types of indemnities to be approximately $300.

Sales and other transaction taxes generally are required to be collected by the vendor from the purchaser and remitted to the appropriate taxing authority. In some instances, however, it is not clear whether the tax applies to a particular transaction. When, as a purchaser, BellSouth wants to take the position that a tax does not apply to a given transaction, it will request that the vendor not bill the tax to BellSouth. As a condition of not billing the tax, vendors sometimes request, and BellSouth generally agrees, to indemnify and hold the vendor harmless in the event that the taxing authority asserts a claim against the vendor for the tax. We believe any amounts subject to these types of indemnification would not have a material impact on our results of operations, financial position or cash flows.


--------------------------------------------------------------------------------
Operating Environment and Trends of the Business
--------------------------------------------------------------------------------

Domestic Economic Trends

On average, the economy of the nine-state region tends to closely track the U.S. economy. Economic activity during the first quarter of 2003 remained sluggish, hampered by geopolitical concerns. The pace of economic growth is expected to improve as 2003 unfolds. Real gross domestic product is projected to grow at an average annual rate of 2.5 percent, slightly better than 2002's growth.

Real personal income growth in our region, estimated at 2.5 percent in 2002, is expected to reach 3.0 percent in 2003. Employment in the region, which has historically been closely correlated with various measures of BellSouth's business performance, is projected to rise 1.2 percent in 2003 after falling an estimated 0.3 percent in 2002. With 492,000 housing starts in the region in 2002, residential construction activity was at its strongest level since 1985-1986. Although it is unlikely to maintain that pace, residential construction in the region was still strong in the first quarter and 483,000 starts are projected for 2003. Historically, our business has generally followed the timing of the cycle in the overall economy, so we expect to see signs of recovery in our operations as the pace of economic activity improves during 2003.

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

Over the next 12 to 24 months, we expect to see continued growth in our DSL subscribers and a significant increase in our long-distance subscriber base.

In the domestic wireless area, increasing competition, market saturation and a weak economy will likely cause continued pricing pressures and the increase in subscribers to continue at a moderate level in comparison to historical growth rates.

Other Matters in the Domestic Business

We have contractual arrangements with WorldCom, Inc. and/or its subsidiaries related to interconnection of our networks, provision of telecommunication services and purchase of WorldCom's accounts receivables in connection with a billing and collection agreement. Monthly billings to WorldCom are approximately $65 while monthly payables under the billing and collection agreement are approximately $45. On July 21, 2002, WorldCom and certain of its subsidiary corporations filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. A plan of reorganization was filed in April 2003. The Bankruptcy Code entitles a debtor to accept or reject "executory" contracts, that is contracts where some future act remains to be done, as in the case of many of our arrangements with WorldCom. A party to a rejected contract may be entitled to damages from the debtor for breach of contract. However, such a claim would likely be an unsecured claim. No assurance can be given that WorldCom will pay us on a timely basis, or whether WorldCom will accept, reject or request to renegotiate our existing contracts, or whether we will be successful in asserting any rights of set-off against amounts due to us from WorldCom. Should WorldCom reject certain of our contracts, the impact could be material to operating results if we are unable to substitute the revenue stream with another customer and utilize the underlying assets.

Latin America Economic Trends

Latin American economies were generally very weak entering 2003. Venezuela's economy has contracted sharply as a result of currency devaluation and a general strike. Low business confidence amid political uncertainty will likely keep that economy in a deep recession in 2003. A slow recovery appears to be underway in Argentina following four years of recession. Real gross domestic product growth in Colombia, which was below 2 percent in 2002, is likely to remain sluggish in 2003.

We are restricting new investment in the region and have expectations that the Latin America group can fund its financial needs from the group's operating cash flows. In addition, we do not expect to enter into additional, or increase existing, debt guarantees.

Foreign Risks

Our reporting currency is the U.S. Dollar. However, most of our revenues are generated in the currencies of the countries in which we operate. In addition, many of our operations and equity investees hold U.S. Dollar-denominated short and long-term debt. The currencies of many Latin America countries have experienced substantial volatility and depreciation in the past. Declines in the value of the local currencies in which we are paid relative to the U.S. Dollar will cause local currency-denominated revenues and expenses in U.S. Dollar terms to decrease and U.S. Dollar-denominated assets and liabilities to increase in local currency terms. Where we consider it to be economically feasible, we attempt to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts or similar instruments as a vehicle for hedging; however, a substantial amount of our exposures are unhedged.

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

Most or all of these factors have occurred at various times in the last two decades in our core Latin America markets. We have no control over these matters. Economic conditions in Latin America are generally less attractive than those in the U.S., and poor social, political and economic conditions may limit use of our services, which may adversely impact our business.

Legal Matters

We are involved in numerous legal proceedings associated with state and federal regulatory matters. While complete assurance cannot be given as to the outcome of these matters, we believe that any financial impact would not be material, individually or in the aggregate, to our results of operations, financial position or cash flows. See Note K to our consolidated interim financial statements.

Recently Issued Accounting Pronouncements

See Note C to our consolidated interim financial statements.


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


There are possible developments that could cause our actual results to differ materially from those forecast or implied in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which are current only as of the date of this filing. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

o a change in economic conditions in domestic or international markets where we operate or have material investments which could affect demand for our services;
o changes in U.S. or foreign laws or regulations, or in their interpretations, which could result in the loss, or reduction in value, of our licenses, concessions or markets, or in an increase in competition, compliance costs or capital expenditures;
o continued pressure on the telecommunications industry from a financial, competitive and regulatory perspective;
o a continued decrease in the growth rate of demand for, and the success of our efforts to market, our services;
o the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;
o changes in the federal and state regulations governing the terms on which we offer wholesale services to our competitors;
o our ability to successfully penetrate the interLATA long distance market;
o        significant deterioration in foreign currencies relative to the U.S.
         Dollar in foreign countries in which we operate, particularly in Latin America;
o the unwillingness or inability of our partners to fund their obligations to our international joint ventures due to deteriorating economic conditions or other factors;
o the unwillingness of banks or other lenders to lend to our international joint ventures due to deteriorating economic conditions and tightening credit standards or to restructure existing debt, particularly in Latin America;
o higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;
o        the outcome of pending litigation;
o unanticipated higher capital spending from, or delays in, the deployment of new technologies;
o        the impact of terrorist attacks on our business; and
o the impact and the success of the wireless joint venture with SBC Communications, known as Cingular Wireless, including marketing and product development efforts, technological change and financial capacity.

PART II -- OTHER INFORMATION


Item 1. Legal Proceedings

On January 31, 2003, we filed litigation against Gary Forsee, the Company's then Vice Chairman - Domestic Operations, in Fulton County Superior Court of Georgia. The litigation sought to enforce the non-compete and confidentiality provisions of Mr. Forsee's contract with BellSouth with respect to his proposed employment by Sprint Corporation. The court found the non-compete provision invalid, but that issue is currently on appeal. The court ordered arbitration on the confidentiality provision and granted a temporary restraining order preventing Mr. Forsee from accepting employment at Sprint until at least March 12, 2003. On February 7, 2003, we filed suit against Sprint Corporation in the United States District Court for the Northern District of Georgia alleging, among other things, tortuous interference with contractual relations, threatened misappropriation of trade secrets and unfair competition. On March 18, 2003, the arbitrator issued a ruling on the confidentiality provision that stated that Mr. Forsee, subject to significant restrictions outlined in the order, was permitted to accept employment with Sprint. Mr. Forsee resigned from BellSouth effective March 18, 2003.




Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits:

     Exhibit
      Number
-------------------
-------------------

          4a        No instrument which defines the rights of holders of our
                    long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such
                    instrument to the SEC upon request.
          11        Computation of Earnings Per Common Share.
          12        Computation of Ratio of Earnings to Fixed Charges.
        99-a        Statement Required by 18 U.S.C. Section 1350, as adopted
                    pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        99-b        PricewaterhouseCoopers LLP preferability letter regarding
                    accounting change.

(b) Reports on Form 8-K:

Date of Event              Subject

     NONE

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


May 5, 2003

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




         Date:    April 29, 2003                 /s/ F. Duane Ackerman
                                                 F. Duane Ackerman
                                                 Chairman of the Board, Chief
                                                 Executive Officer and President

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




         Date:    April 29, 2003                      /s/ Ronald M. Dykes
                                                      Ronald M. Dykes
                                                      Chief Financial Officer

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

11       Computation of Earnings Per Common Share.

12       Computation of Ratio of Earnings to Fixed Charges.

99-a     Statement Required by 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

99-b PricewaterhouseCoopers LLP preferability letter regarding accounting change.