Form 10-Q
period 2003-06-30
BELLSOUTH CORP
filed 2003-08-06
CIK 732713

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

      ---------------------------------------------------------------------


                                    FORM 10-Q
          (Mark One)


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __X__ No____

At July 31, 2003, there were 1,847,358,800 common shares outstanding.

                                Table of Contents


Item                                                                       Page
                                     Part I
 1.        Unaudited Financial Statements
             Consolidated Statements of Income .....................          3
             Consolidated Balance Sheets ...........................          4
             Consolidated Statements of Cash Flows .................          5
             Consolidated Statements of Shareholders' Equity
                And Comprehensive Income ...........................          6
             Notes to Consolidated Financial Statements ............          7

 2.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................         20

 3.        Qualitative and Quantitative Disclosures about
                Market Risk.........................................         36

 4.        Controls and Procedures..................................         36

                                     Part II
 1.        Legal Proceedings .......................................         37
 4.        Submission of Matters to a Vote of Security Holders .....         38
 6.        Exhibits and Reports on Form 8-K ........................         39

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)


                                                                         For the Three Months            For the Six Months
                                                                            Ended June 30,                 Ended June 30,
                                                                         2002           2003            2002           2003
--------------------------------------------------------------------- ----------- -- ------------ -- ----------- -- ------------
--------------------------------------------------------------------- ----------- -- ------------ -- ----------- -- ------------
                                                                          (As                            (As
                                                                        adjusted                       adjusted
                                                                       - Note D)                      - Note D)
Operating Revenues:
    Communications group                                                 $ 4,631          $4,545        $ 9,276          $9,053
    Latin America                                                            597             563          1,253           1,072
    Advertising and publishing                                               538             520            754           1,014
    All other                                                                 14              14             31              26
                                                                      -----------    ------------    -----------    ------------
                                                                      -----------    ------------    -----------    ------------
        Total Operating Revenues                                           5,780           5,642         11,314          11,165

Operating Expenses:
    Cost of services and products (excludes depreciation
        and amortization shown separately below)                           1,922           2,008          3,839           3,941
    Selling, general, and administrative expenses                          1,132           1,133          2,219           2,185
    Depreciation and amortization                                          1,170           1,046          2,331           2,084
    Provisions for restructuring                                             357              20            357             141

                                                                      -----------    ------------    -----------    ------------
        Total Operating Expenses                                           4,581           4,207          8,746           8,351

Operating income                                                           1,199           1,435          2,568           2,814
Interest expense                                                             301             249            605             545
Gain (loss) on sale of operations                                              -             (75)         1,335             (75)
Net (losses) earnings of equity affiliates                                   113             180           (122)            353
Foreign currency transaction gains (losses)                                 (355)             98           (645)            144
Other income (expense), net                                                    2              84             11             171
                                                                      -----------    ------------    -----------    ------------
                                                                      -----------    ------------    -----------    ------------

Income Before Income Taxes and Cumulative Effect of
    Changes in Accounting Principle                                          658           1,473          2,542           2,862
Provision for Income Taxes                                                   395             522          1,148             996
                                                                      -----------    ------------    -----------    ------------

Income Before Cumulative Effect of Changes in Accounting Principle
                                                                             263             951          1,394           1,866
Cumulative Effect of Changes in Accounting Principle, Net of Tax
                                                                               -               -         (1,285)            315
                                                                      -----------    ------------    -----------    ------------
                                                                      -----------    ------------    -----------    ------------

         Net Income                                                       $  263            $ 951        $  109         $ 2,181
                                                                      ===========    ============    ===========    ============
                                                                      ===========    ============    ===========    ============


Weighted-Average Common Shares Outstanding:
    Basic                                                                  1,875            1,847         1,877           1,853
    Diluted                                                                1,882            1,851         1,885           1,855
Dividends Declared Per Common Share                                        $0.20           $ 0.23        $ 0.39          $ 0.44

Basic Earnings Per Share:
    Income Before Cumulative Effect of Changes in Accounting
        Principle                                                         $ 0.14           $ 0.51        $ 0.74          $ 1.01
    Cumulative Effect of Accounting Changes                                    -                -         (0.68)           0.17
                                                                          ------           ------        ------            ----
    Net Income                                                            $ 0.14           $ 0.51        $ 0.06          $ 1.18
                                                                          ======           ======        ======          ======
Diluted Earnings Per Share:
    Income Before Cumulative Effect of Changes in Accounting
        Principle                                                         $ 0.14           $ 0.51        $ 0.74          $ 1.01
    Cumulative Effect of Accounting Changes                                    -                -         (0.68)           0.17
                                                                          ------           ------        ------            ----
    Net Income                                                            $ 0.14           $ 0.51        $ 0.06          $ 1.18
                                                                          ======           ======        ======          ======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                          December 31,          June 30,
                                              2002                2003
                                      ------------------------------------------
                                          (as adjusted          (unaudited)
                                            note D)
ASSETS
Current Assets:
     Cash and cash equivalents         $         2,482       $         4,122
     Accounts receivable, net of
       allowance for uncollectibles
       of $476 and $492                          4,129                 2,999
     Material and supplies                         313                   312
     Other current assets                          938                 1,029
                                        -----------------     -----------------
      Total current assets                       7,862                 8,462
                                        -----------------     -----------------

Investments and advances                         9,741                 8,283
Property, plant and equipment, net              23,445                24,047
Deferred charges and other assets                5,726                 5,757
Goodwill                                           347                   346
Intangible assets, net                           2,358                 2,356
                                        -----------------     -----------------
       Total assets                    $        49,479       $        49,251
                                        =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Debt maturing within one year     $         5,114       $         3,694
     Accounts payable                            1,572                 1,344
     Other current liabilities                   2,897                 3,421
                                        -----------------     -----------------
       Total current liabilities                 9,583                 8,459
                                        -----------------     -----------------

Long-term debt                                  12,283                11,718
                                        -----------------     -----------------

Noncurrent liabilities:
     Deferred income taxes                       4,452                 5,109
     Other noncurrent liabilities                5,255                 4,908
                                        -----------------     -----------------
       Total noncurrent liabilities              9,707                10,017
                                        -----------------     -----------------

Shareholders' equity:
     Common stock, $1 par value
       (8,650 shares authorized;
       1,860 and 1,847 shares
       outstanding)                              2,020                 2,020
     Paid-in capital                             7,546                 7,620
     Retained earnings                          14,531                15,744
     Accumulated other
       comprehensive income (loss)                (740)                 (779)
     Shares held in trust and
       treasury                                 (5,372)               (5,503)
     Guarantee of ESOP debt                        (79)                  (45)
                                        -----------------     -----------------
          Total shareholders' equity            17,906                19,057
                                        -----------------     -----------------

             Total liabilities and
               shareholders' equity    $        49,479       $        49,251
                                        =================     =================









              The accompanying notes are an integral part of these
                       consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(Unaudited)

                                                     For the Six Months
                                                       Ended June 30,
                                                   2002             2003
--------------------------------------------------------------------------------
                                               (As adjusted
                                                 - Note D)
Cash Flows from Operating Activities:
Net Income                                    $        109     $       2,181
Adjustments to net income:
    Depreciation and amortization                    2,331             2,084
    Provision for uncollectibles                       420               306
    Net losses (earnings) of equity
      affiliates                                       122              (353)
    Minority interests in income
      (loss) of subsidiaries                           (77)                12
    Deferred income taxes and
      investment tax credits                           777               688
    Net losses on sale or impairment
      of equity securities                             388                 8
    Pension income                                    (410)             (267)
    Pension settlement losses                            -                87
    Curtailment and termination
      benefit charges                                   60                 -
    Stock-based compensation expense                    92                67
    Unbilled receivable adjustment                     163                 -
    Foreign currency transaction
      (gains) losses                                   645              (144)
    Cumulative effect of changes in
      accounting principles                          1,285              (539)
    (Gain) loss on sale of
      operations                                    (1,335)               75
Net Change in:
    Accounts receivable and other
      current assets                                    77                (1)
    Accounts payable and other
      current liabilities                             (285)               111
    Deferred charges and other
      assets                                           (44)              114
    Other liabilities and deferred
      credits                                            -              (39)
Other reconciling items, net                          (125)               36
--------------------------------------------------------------------------------
    Net cash provided by operating
      activities                                     4,193             4,426
--------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Capital expenditures                                (2,028)           (1,360)
Investments in and advances to
  equity affiliates                                     (7)                -
Proceeds from sale of securities and
  operations                                         1,454                81
Proceeds from repayment of loans and
  advances                                             426             1,899
Settlement of derivatives on
  advances                                              85              (352)
Other investing activities, net                        (20)              (29)
--------------------------------------------------------------------------------
    Net cash provided by (used for)
      investing activities                             (90)              239
--------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Net repayments of short-term debt                   (1,393)             (381)
Proceeds from long-term debt                             8                 1
Repayments of long-term debt                          (568)           (1,586)
Dividends paid                                        (713)             (759)
Purchase of treasury shares                           (189)             (322)
Other financing activities, net                          2                22
--------------------------------------------------------------------------------
    Net cash used by financing
      activities                                    (2,853)           (3,025)
--------------------------------------------------------------------------------

Net increase in cash and cash
  equivalents                                        1,250             1,640
Cash and cash equivalents at
  beginning of period                                  592             2,482
--------------------------------------------------------------------------------
Cash and cash equivalents at
  end of period                               $      1,842     $       4,122
--------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (IN MILLIONS)
(Unaudited)


                                           Number of Shares                                  Amount
                                           ------------------    -------------------------------------------------------------------
                                                       (a)                                    Accum.    (a)
                                                     Shares                                   Other    Shares
                                                     Held in                                  Compre-  Held in
                                                     Trust                                    hensive  Trust      Guarantee
                                             Common  and           Common  Paid-in  Retained  Income   and        of ESOP
                                              Stock  Treasury       Stock  Capital  Earnings  (Loss)   Treasury   Debt        Total
 Balance (as adjusted see Note D)
    at December 31, 2001                      2,020    (143)      $ 2,020  $ 7,368  $ 14,805  $ (294)  $ (4,996)  $ (145)  $ 18,758


 Net Income                                                                              109                                    109
 Other comprehensive income, net of tax
      Foreign currency translation
         adjustment                                                                             (180)                          (180)
      Net unrealized losses on
         securities                                                                              (26)                           (26)
      Net unrealized gains on
         derivatives (b)                                                                          24                             24
 Total comprehensive income                                                                                                     (73)
 Dividends declared                                                                     (734)                                  (734)
 Share issuances for employee benefit
    plans                                                 4                     (6)      (65)               109                  38
 Stock-based compensation                                                       92                                               92
 Purchase of stock by grantor trust                       -                              (18)                18                   -
 Purchase of treasury stock                              (8)                                               (235)               (235)
 ESOP activities and related tax benefit                                                   2                          86         88

 Balance at June 30, 2002                     2,020    (147)      $ 2,020  $ 7,454  $ 14,099  $ (476)  $ (5,104)  $  (59)  $ 17,934






 Balance (as adjusted see Note D)
    at December 31, 2002                      2,020    (160)      $ 2,020  $ 7,546  $ 14,531  $ (740)  $ (5,372)  $  (79)  $ 17,906


 Net Income                                                                            2,181                                  2,181
 Other comprehensive income, net of tax
      Foreign currency translation
         adjustment (c)                                                                          (45)                           (45)
      Net unrealized gains on securities                                                          28                             28
      Net unrealized losses on
         derivatives (b)                                                                         (22)                           (22)
 Total comprehensive income                                                                                                   2,142
 Dividends declared                                                                     (815)                                  (815)
 Share issuances for employee benefit
    plans                                                 2                    (15)      (42)                79                  22
 Stock-based compensation                                                       67                                               67
 Purchase of stock by grantor trust                       -                             (112)               112                   -
 Purchase of treasury stock                             (15)                                               (322)               (322)
 Tax benefit related to stock options                                           22                                               22
 ESOP activities and related tax benefit                                                   1                           34        35

 Balance at June 30, 2003                     2,020    (173)      $ 2,020  $ 7,620  $ 15,744  $ (779)  $ (5,503)  $   (45) $ 19,057

(a) Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of June 30, 2002, there were approximately 37 shares held in trust and 110 shares held in treasury. As of June 30, 2003, there were approximately 49 shares held in trust and 124 shares held in treasury.

(b) Net unrealized gains on derivatives include an adjustment for realized gains of $31 in 2002 and $20 in 2003.

(c) Foreign currency translation adjustment includes an adjustment for realized losses of $86 in 2003.




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

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of our significant accounting policies and other information, you should read this report in conjunction with the consolidated financial statements included in our latest annual report on Form 10-K, as modified by the current report on Form 8-K dated May 30, 2003.

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

                                  For the Three Months        For the Six Months
                                     Ended June 30,             Ended June 30,
                                     --------------             --------------
                                    2002         2003         2002         2003
                                    ----         ----         ----         ----
Basic common shares outstanding    1,875        1,847        1,877        1,853
Incremental shares from stock
  options and benefit plans            7            4            8            2
                                     ---          ---          ---          ---
Diluted common shares outstanding  1,882        1,851        1,885        1,855
                                   =====        =====        =====        =====

The earnings amounts used for per-share calculations are the same for both the basic and diluted methods. Outstanding options to purchase 67 million shares for the three months ended June 30, 2002 and 62 million shares for the six months ended June 30, 2002 were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common stock. Outstanding options to purchase 81 million shares for the three months ended June 30, 2003 and 82 million shares for the six months ended June 30, 2003 were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common stock.

NOTE C - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Derivative Instruments and Hedging Activities

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for and definition of derivative instruments and hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this standard will not have a material impact on our results of operations, financial position or cash flows.

Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. This Statement is effective beginning July 1, 2003. This standard will not have a material impact on our results of operations, financial position and cash flows.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarified the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE C - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. All companies with variable interests in variable interest entities created after January 31, 2003, must apply the provisions of this Interpretation to those entities immediately. A public company with a variable interest in a variable interest entity created before February 1, 2003, must apply the provisions of this Interpretation to that entity no later than the beginning of the first interim or annual reporting period after June 15, 2003. For variable interest entities for which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 may be applied by restating previously issued financial statements or prospectively from the date of adoption. We have evaluated our investments and concluded that neither Cingular nor any of our other equity method investments will qualify as a "variable interest entity" as described in FIN 46. Accordingly, none of our investments qualified for consolidation under FIN 46 and our accounting treatment of these entities will remain unchanged.

Revenue Recognition for Multi-Element Deliverables

In November 2002, the EITF of the FASB reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Element Deliverables. The issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The issue also supersedes certain guidance set forth in Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. We adopted this new pronouncement July 1, 2003. The impacts of adoption of 00-21 will not have a material impact on our results of operations, financial position and cash flows.

NOTE D - CHANGES IN ACCOUNTING PRINCIPLE

Stock Options

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for stock-based employee compensation. Previously, we applied the intrinsic value method permitted under SFAS No. 123 in accounting for our stock-based compensation plans. Compensation cost related to stock options was not reflected in previously reported results, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. We elected to adopt the fair value recognition method using the retroactive restatement alternative provided by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, all prior periods presented have been restated to reflect the compensation cost that would have been recorded had the fair value expense recognition provisions of SFAS No. 123 been applied. Stock-based compensation cost related to stock options of $29 ($19 net of tax or $0.01 per share) for the second quarter 2003 and $57 ($37 net of tax or $0.02 per share) for the six months ended June 30, 2003 is included in our results of operations. Stock-based compensation cost related to stock options of $46 ($29 net of tax or $0.02 per share) for the second quarter 2002 and $84 ($53 net of tax or $0.03 per share) for the six months ended June 30, 2002 is included in our results of operations.

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

Although we have no legal obligation to remove assets, we have historically included in our group depreciation rates estimated net removal costs associated with these outside plant assets in which estimated cost of removal exceeds gross salvage. These costs were reflected in the calculation of depreciation expense, which results in greater periodic depreciation expense and the recognition in accumulated depreciation of future removal costs for existing assets. When the assets are actually retired and removal costs are expended, the net removal costs are recorded as a reduction to accumulated depreciation.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE D - CHANGES IN ACCOUNTING PRINCIPLE (Continued)

In connection with the adoption of this standard, we were required to remove existing accrued net costs of removal in excess of the related estimated salvage from our accumulated depreciation for those accounts. The adjustment is reflected in the first quarter income statement as a cumulative effect of accounting change adjustment and on the balance sheet as an increase to net plant and equipment of $1,334 and an increase to deferred income taxes of $518. The cumulative effect of the change increased net income by $816 or $0.44 per share for the six months ended June 30, 2003.

Since we previously accrued for net cost of removal through our depreciation rates, depreciation expense for the three months ended June 30, 2003 and the six months ended June 30, 2003 was approximately $33 and $66, respectively, lower than it otherwise would have been absent this change in accounting. We are expensing net cost of removal as incurred beginning January 1, 2003 for the affected plant accounts. Cost of removal expensed for the three months ended June 30, 2003 and for the six months ended June 30, 2003 was approximately $10 and $18, respectively.

Revenue Recognition for Publishing Revenues

Effective January 1, 2003, we changed our method for recognizing revenues and expenses related to our directory publishing business from the publication and delivery method to the deferral method. Under the publication and delivery method, we recognized 100% of the revenues and direct expenses at the time the directories were published and delivered to end-users. Under the deferral method, revenues and direct expenses are recognized ratably over the life of the related directory, generally 12 months. The change in accounting method recorded in the first quarter 2003 is reflected in the income statement as a cumulative effect of accounting change adjustment and on the balance sheet as a decrease to accounts receivable of $845, increase to other current assets of $166, increase to current liabilities of $129, and a decrease to deferred income taxes of $307. The cumulative effect of the change resulted in a decrease to net income of $501 or $0.27 per share for the six months ended June 30, 2003.

Pro Forma Impact of Accounting Changes

The following table presents our 2002 results (adjusted for stock-based compensation) on a basis comparable to the 2003 results, adjusted to reflect the changes in accounting for asset retirement obligations and revenue recognition for publishing revenues:


                                                                       For the Three Months Ended June 30,
                                                   ----------------------------------------------------------------------------
                                                       2002           SFAS No.       Directory        2002            2003
                                                    As Adjusted          143        Publishing      Pro Forma
                                                   ------------------------------------------------------------    ------------

Total Operating Revenue                           $       5,780     $         -    $        26    $     5,806     $     5,642

Operating Expenses
  Cost of services and products                           1,922               9             10          1,941           2,008
  Selling, general, and administrative expenses           1,132               -              4          1,136           1,133
  Depreciation and amortization                           1,170             (33)             -          1,137           1,046
  Provision for restructuring                               357               -              -            357              20
                                                   --------------    ------------   ------------   ------------    ------------
    Total operating expenses                              4,581             (24)            14          4,571           4,207
Operating income                                          1,199              24             12          1,235           1,435
Non-operating income (expense), net                       (541)               -              -          (541)              38
                                                   --------------    ------------   ------------   ------------    ------------
Income before income taxes and cumulative effect            658              24             12            694           1,473
  of changes in accounting principle
Provision for income taxes                                  395               8              4            407             522
                                                   --------------    ------------   ------------   ------------    ------------
Income before cumulative effect of changes in
  accounting principle                                      263              16              8            287             951
Cumulative effect of changes in accounting
  principle, net of tax                                       -               -              -              -               -
                                                   --------------    ------------   ------------   ------------    ------------
    Net Income                                    $         263     $        16    $         8    $       287     $       951
                                                   ==============    ============   ============   ============    ============

Basic earnings per share*:
  Income before cumulative effect of changes in
    accounting principle                                 $ 0.14          $ 0.01              -         $ 0.15          $ 0.51
  Net income                                             $ 0.14          $ 0.01              -         $ 0.15          $ 0.51
Diluted earnings per share*:
  Income before cumulative effect of changes in
    accounting principle                                 $ 0.14          $ 0.01              -         $ 0.15          $ 0.51
  Net income                                              $0.14          $ 0.01              -         $ 0.15          $ 0.51


BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE D - CHANGES IN ACCOUNTING PRINCIPLE (Continued)

                                                                        For the Six Months Ended June 30,
                                                   ----------------------------------------------------------------------------
                                                       2002           SFAS No.       Directory        2002            2003
                                                    As Adjusted          143        Publishing      Pro Forma
                                                   ------------------------------------------------------------    ------------

Total Operating Revenue                           $      11,314     $         -    $       153    $    11,467     $    11,165

Operating Expenses
  Cost of services and products                           3,839              16             42          3,897           3,941
  Selling, general, and administrative expenses           2,219               -             24          2,243           2,185
  Depreciation and amortization                           2,331            (66)              -          2,265           2,084
  Provision for restructuring                               357               -              -            357             141
                                                   --------------    ------------   ------------   ------------    ------------
    Total operating expenses                              8,746            (50)             66          8,762           8,351
Operating income                                          2,568              50             87          2,705           2,814
Non-operating income (expense), net                        (26)               -               -          (26)              48
                                                   --------------    ------------   ------------   ------------    ------------
Income before income taxes and cumulative effect          2,542              50             87          2,679           2,862
  of changes in accounting principle
Provision for income taxes                                1,148              18             33          1,199             996
                                                   --------------    ------------   ------------   ------------    ------------
Income before cumulative effect of changes in                                32             54          1,480
  accounting principle                                    1,394                                                         1,866
Cumulative effect of changes in accounting
  principle, net of tax                                 (1,285)               -              -        (1,285)             315
                                                   --------------    ------------   ------------   ------------    ------------
    Net Income                                    $         109     $        32    $        54    $       195     $     2,181
                                                   ==============    ============   ============   ============    ============

Basic earnings per share*:
  Income before cumulative effect of changes in
    accounting principle                                  $0.74          $ 0.02         $ 0.03         $ 0.79          $ 1.01
  Net income                                             $ 0.06          $ 0.02         $ 0.03         $ 0.10          $ 1.18
Diluted earnings per share*:
  Income before cumulative effect of changes in
    accounting principle                                  $0.74          $ 0.02         $ 0.03         $ 0.79          $ 1.01
  Net income                                              $0.06          $ 0.02         $ 0.03         $ 0.10          $ 1.18
*Earnings per share amounts do not sum due to rounding.

NOTE E - INVESTMENTS AND ADVANCES

Brazil

In May 2003, we sold our entire stake in BSE, a wireless communications company that operates in six states of Brazil's Northeastern region, to Telecom Americas, a subsidiary of America Movil. We received net proceeds of $20 and recorded a loss of $75, or $73 net of tax, which included the recognition of cumulative foreign currency translation losses of $86.

BCP, a wireless communications company that operates in Brazil, and its controlling shareholders, including BellSouth, are negotiating with representatives of BCP's senior secured creditors a settlement that contemplates the restructuring of BCP's debt and the transfer of the shares held by the controlling shareholders to such creditors. The settlement is subject to the approval of the senior secured creditors and to regulatory approvals. Upon sale or liquidation of our investment, we will recognize cumulative foreign currency translation losses as part of the gain or loss on exit. The cumulative foreign currency translation losses related to this investment were $182 at June 30, 2003.

Colombia

In January 2003, we received proceeds of $35 from the exercise of a put in our $279 loan participation agreement with our Colombian partner. As a result, no gain or loss was recognized.

Note Receivable from KPN

In April 2003, we received net proceeds of $1,458 resulting from an early repayment by KPN of the entire outstanding balance of a Euro loan we had extended to KPN and the settlement of related currency swaps. The net proceeds include $1,802 for the full face value of the loan and $8 for accrued interest, reduced by a settlement of a $352 liability associated with foreign currency swap contracts. As a result of the early repayment and settlement of the currency contracts, we recorded a gain of $20, or $13 net of tax.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE E - INVESTMENTS AND ADVANCES (Continued)

Cingular

The following table displays the summary combined financial information of Cingular, our wireless equity method business in which we own 40%. These amounts are shown on a 100% basis.

                       For the Three Months Ended     For the Six Months Ended
                                June 30,                      June 30,
                                --------                      --------
                          2002           2003            2002           2003
                          ----           ----            ----           ----
    Revenues            $ 3,748         $ 3,786        $ 7,291        $ 7,376
                        =======         =======        =======        =======
    Operating income     $ 722           $ 756         $ 1,389        $ 1,472
                         =====           =====         =======        =======
    Net income           $ 395           $ 410          $ 733          $ 829
                         =====           =====          =====          =====

Real Estate Partnerships

In June 2003, we sold our interests in two real estate partnerships that held buildings, portions of which we used for general and administrative space. We received proceeds of $26 for our interest in the partnerships resulting in recognition of a gain of $16, or $11 net of tax. In addition, we received proceeds of $97 for the repayment of loans we had extended to the partnerships.

NOTE F - PURCHASE OF TREASURY SHARES

For the six months ended June 30, 2003, we purchased 14.8 million shares of our common stock for an aggregate cost of $322. There were no purchases during second quarter 2003, however $67 of first quarter 2003 purchases settled in April 2003. During second quarter 2002, we purchased 7.6 million shares of our common stock in the open market for approximately $235, which included $189 of cash payments and $46 of purchases that settled in July 2002. There were no purchases in first quarter 2002. In July 2002, we announced our intention to purchase up to $2 billion of our outstanding common stock through December 31, 2003. As of June 30, 2003, our total purchases since the announcement are 29.6 million shares for an aggregate of $678.

NOTE G - WORKFORCE REDUCTION AND RESTRUCTURING

Based on ongoing challenges in the telecom industry, continued economic pressures and the uncertainty resulting from recent Federal Communications Commission (FCC) regulatory rulings, we initiated workforce reductions of approximately 1,800 positions during the six months ended June 30, 2003. The positions are primarily in network operations where the volume of work has substantially decreased. The accrual was recorded in accordance with the provisions of SFAS No. 112, "Employers Accounting for Postemployment Benefits," and consisted of cash severance, outplacement and payroll taxes related to ongoing separation pay plans. The $71 in additions to the accrual associated with employee separations relate to accruals for estimated payments for the current year workforce reductions. Deductions of $104 consist of $88 in cash severance payments and $16 for adjustments to the accrual due to estimated demographics being different than actual demographics of employees that separated from the company. Deductions from the accrual for other exit costs consist primarily of cash payments of $18 settling liabilities for early contract terminations.

The following table summarizes activity associated with the workforce reduction and restructuring liability for the six months ended June 30, 2003:

                                         Type of Cost
                                   ---------------------------

                                      Employee   Other Exit
                                    Separations     Costs             Total

   Balance at December 31, 2002        $ 84          $ 31              $115
   Additions                             71             -                71
   Deductions                          (104)          (23)             (127)
                                       ----           ---              ----

   Balance at June 30, 2003            $ 51           $ 8              $ 59
                                       ====           ===              ====

As a result of the work force reductions, lump-sum distributions from the pension plan exceeded the settlement threshold equal to the sum of the service and interest costs components of net periodic pension costs. This resulted in the recognition of settlement losses of $20, or $12 net of tax, in the second quarter and $87, or $53 net of tax, in the year-to-date period.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE H - DEBT

During the second quarter of 2003 we redeemed $300 of 40-year, 7.5 percent debentures, due June 15, 2033. The redemption price was 104.75 percent of the principal amount resulting in a loss of $18, or $11 net of tax, on the early extinguishment of this debt.

NOTE I - SEGMENT INFORMATION

We have four reportable operating segments: (1) Communications group; (2) Domestic wireless; (3) Latin America; and (4) Advertising and publishing.

To align with internal reporting, the 2002 segment results for the Advertising and publishing segment have been recast to reflect the change in accounting method as discussed in Note D. Prior period results for all segments have been restated for the effects of adopting the fair value method of accounting for stock-based compensation.

The following table provides information for each operating segment:

                                                              For the Three Months                For the Six Months
                                                                 Ended June 30,                     Ended June 30,
                                                         --------------------------------   --------------------------------
                                                             2002              2003              2002             2003
                                                             ----              ----              ----             ----
  Communications group
  External revenues                                     $     4,631       $     4,545      $      9,276      $     9,053
  Intersegment revenues                                          40                41                77              109
                                                                 --                --                --              ---
      Total segment revenues                                  4,671             4,586             9,353            9,162
  Segment operating income                                    1,244             1,162             2,550            2,412
      Segment net income                                        702               679             1,437            1,388

  Domestic wireless
  External revenues                                     $     1,500       $     1,514      $      2,917      $     2,950
  Intersegment revenues                                           -                 -                 -                -
                                                                ---               ---               ---              ---
      Total segment revenues                                  1,500             1,514             2,917            2,950
  Segment operating income                                      290               303               556              589
      Segment net income                                         99               104               191              205

  Latin America
  External revenues                                     $       597       $       563      $      1,253      $     1,072
  Intersegment revenues                                           1                 2                 4                2
                                                                ---               ---               ---              ---
      Total segment revenues                                    598               565             1,257            1,074
  Segment operating income                                       76                75               135              100
  Net earnings (losses) of equity affiliates                     (2)                2                (8)               8
      Segment net income                                         12                41                15               51

  Advertising and publishing
  External revenues                                     $       565       $       520      $      1,071      $     1,014
  Intersegment revenues                                           5                 5                 9                9
                                                                ---               ---               ---              ---
      Total segment revenues                                    570               525             1,080            1,023
  Segment operating income                                      247               252               490              495
      Segment net income                                        151               157               299              306

RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION

                                                              For the Three Months                For the Six Months
                                                                 Ended June 30,                     Ended June 30,
                                                         --------------------------------   --------------------------------
                                                             2002              2003              2002             2003
                                                             ----              ----              ----             ----
  Operating revenues
  Total reportable segments                            $     7,339       $     7,190      $     14,607      $    14,209
  Cingular proportional consolidation                       (1,500)           (1,514)           (2,917)          (2,950)
  Advertising and publishing accounting change                 (26)                -              (153)               -
  Unbilled receivable adjustment                                 -                 -              (163)               -
  Corporate, eliminations and other                            (33)              (34)              (60)             (94)

                                                     --------------    --------------   ---------------   --------------
  Total consolidated                                   $     5,780       $     5,642      $     11,314      $    11,165
                                                     ==============    ==============   ===============   ==============

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE I - SEGMENT INFORMATION (Continued)

                                                               For the Three Months               For the Six Months
                                                                  Ended June 30,                    Ended June 30,
                                                          -------------------------------   --------------------------------
                                                              2002             2003              2002             2003
                                                              ----             ----              ----             ----
  Operating income
  Total reportable segments                              $     1,857       $     1,792      $      3,731      $     3,596
  Cingular proportional consolidation                           (290)             (303)             (556)            (589)
  Advertising and publishing accounting change                   (12)                -               (87)               -
  Unbilled receivable adjustment                                   -                 -              (163)               -
  Restructuring charge                                          (357)                -              (357)             (54)
  Pension settlement loss                                          -               (20)                -              (87)
  Corporate, eliminations and other                                1               (34)                -              (52)
                                                          -------------    --------------   ---------------   --------------
  Total consolidated                                     $     1,199       $     1,435      $      2,568      $     2,814
                                                          =============    ==============   ===============   ==============

  Net Income
  Total reportable segments                              $       964       $       981      $      1,942      $     1,950
  Foreign currency transaction gains (losses)                   (354)               65              (558)             113
  Brazil loan impairments                                          -                 -              (263)               -
  Net gain (loss) on sale of operations                            -               (73)              857              (73)
  Unbilled receivable adjustment                                   -                 -              (101)               -
  Net losses on sale or impairment of securities                (124)               (5)             (274)              (5)
  Cumulative effect of changes in accounting principle             -                 -            (1,285)             315
  Advertising and publishing accounting change                    (8)                -               (54)               -
  Restructuring charge                                          (225)                -              (225)             (33)
  Pension settlement loss                                          -               (12)                -              (53)
  Corporate, eliminations and other                               10                (5)               70              (33)
                                                          --------------   --------------   ---------------   --------------
  Total consolidated                                     $       263      $        951      $        109      $     2,181
                                                          ==============   ==============   ===============   ==============

Reconciling items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature.

NOTE J - RELATED PARTY TRANSACTIONS

We have made advances to Cingular that totaled $3,816 at June 30, 2003 and June 30, 2002. We earned $71 in the second quarter of 2003, $71 in the second quarter of 2002, $141 year-to-date 2003 and $141 year-to-date 2002 from interest income on this advance. In addition, Cingular owed us $43 at June 30, 2003, which represents receivables primarily incurred in the ordinary course of business. We generated revenues of approximately $103 and $112 in second quarter 2003 and 2002, respectively, and $201 and $190 year-to-date 2003 and 2002, respectively, from the provision of local interconnect and long distance services to Cingular and sales agency fees from Cingular.

NOTE K - VENEZUELAN CURRENCY TRANSLATION

In Venezuela, we own a 78.2% interest in Telcel, a wireless communications company that we consolidate in our financial statements. The functional currency used for accounting purposes is the Venezuelan Bolivar. The local currency has significantly devalued against the U.S. Dollar over the past 12 months due primarily to political and economic turmoil and the government's decision in February 2002 to let the currency trade freely in the open market ending the government's prior fixed band exchange policy. During February 2003, the Venezuelan government announced a new foreign exchange control regime and set a fixed exchange rate of 1,600 Bolivars to the U.S. Dollar. The government has established procedures for the conversion of Bolivars into U.S. Dollars for the import of a limited number of goods and services. Our local operation has been able to purchase dollars for the import of cellular handsets used in its business.

Due to the currency controls, there is no free market currency exchange rate. Therefore, in preparing our consolidated financial statements, we used the exchange rate established by the Venezuelan government of 1,600 Bolivars to the U.S. Dollar to translate the local currency financial statements into our reporting currency, the U.S. Dollar. When the Bolivar resumes trading on the open market, the exchange rate may be different than the rate set by the government. A significant devaluation of the local currency would result in a decline in revenues and, to a lesser extent, operating expenses when reported in the U.S. Dollar. As an example, a devaluation in the Venezuelan currency from the 1,600 rate currently used in our financial statements to 2,400 Bolivars to the U.S. Dollar would equate to a decrease in revenues of approximately $80 for the quarter ended June 30, 2003. Such a change in the exchange rate would also result in a

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE K - VENEZUELAN CURRENCY TRANSLATION (Continued)

reduction in the company's net assets of approximately $200 which would be reported as a reduction in shareholder's equity through the cumulative foreign currency translation adjustment. Because certain expenses are settled in U.S. Dollars, determination of the net income impact of such a devaluation is not practicable.

Due to the currency controls in place, we are currently unable to repatriate capital related to this investment. We have assessed the situation and believe it is temporary in nature. Therefore, we have continued to consolidate the financial statements of this operation in accordance with SFAS No. 94. In the event the situation is deemed other than temporary, we would cease to consolidate this operation and would reflect the investment using the cost method of accounting.

NOTE L - CONTINGENCIES

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

In 2000, the shareholder initiated a process for appraising the value of approximately half of its interest in Telcel, but the process was not completed. The shareholder also has sent a letter purporting to exercise the balance of the Buy-back Rights under the Stock Purchase Agreement. We are currently in arbitration with our partner over alleged breaches by BellSouth and the shareholder of the Stock Purchase Agreement, including the timing of the valuation and whether the process was properly initiated in 2000. The arbitration does not directly involve the valuation of the balance of the Buy-back Rights. The shareholder is seeking damages and specific performance, and BellSouth is seeking, among other things, unspecified damages and a ruling that it has not breached the Stock Purchase Agreement in any respect. We expect the hearing on this matter to take place later this year. If the arbitration panel rules against BellSouth, it is possible that the appraised fair value of the shareholder's interest in Telcel could be substantially in excess of current value. At this time, the likely outcome of this arbitration cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

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

NOTE L - CONTINGENCIES (Continued)

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

Securities

As previously disclosed, from August through October 2002 several individual shareholders filed substantially identical class action lawsuits against BellSouth and three of its senior officers alleging violations of the federal securities laws. The cases have been consolidated in the United States District Court for the Northern District of Georgia and are captioned In re BellSouth Securities Litigation. Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, the court has appointed a Lead Plaintiff. The Lead Plaintiff filed a Consolidated and Amended Class Action Complaint on or about July 15, 2003 and named four outside directors as additional defendants. The Consolidated and Amended Class Action Complaint alleges that during the period November 7, 2000 through February 19, 2003, the Company (1) overstated the unbilled receivables balance of its advertising and publishing subsidiary;
(2) failed to properly implement SAB 101 with regard to its recognition of advertising and publishing revenues; (3) improperly billed competitive local exchange carriers (CLEC) to inflate revenues, (4) failed to take a reserve for refunds that ultimately came due following litigation over late payment charges and (5) failed to properly write down goodwill of its Latin American operations. The plaintiffs are seeking an unspecified amount of damages, as well as attorneys' fees and costs. At this early stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made. In February 2003, a similar complaint was filed in the Superior Court of Fulton County, Georgia on behalf of participants in BellSouth's Direct Investment Plan alleging violations of Section 11 of the Securities Act. Defendants removed this action to federal court pursuant to the provisions of the Securities Litigation Uniform Standards Act of 1998. On or about July 3, 2003, the federal court issued a ruling that the case should be remanded to Fulton County Superior Court. Defendants are seeking permission to appeal this determination. The plaintiffs are seeking an unspecified amount of damages, as well as attorneys' fees and costs. At this early stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

As previously disclosed, in September and October 2002 three substantially identical class action lawsuits were filed in the United States District Court for the Northern District of Georgia against BellSouth, its directors, three of its senior officers, and other individuals, alleging violations of the Employee Retirement Income Security Act ("ERISA"). The cases have been consolidated and on April 21, 2003, a Consolidated Complaint was filed. The plaintiffs, who seek to represent a putative class of participants and beneficiaries of BellSouth's 401(k) plan (the "Plan"), allege in the Consolidated Complaint that the company and the individual defendants breached their fiduciary duties in violation of ERISA, by among other things, (1) failing to provide accurate information to the Plan participants and beneficiaries; (2) failing to ensure that the Plan's assets were invested properly; (3) failing to monitor the Plan's fiduciaries;
(4) failing to disregard Plan directives that the defendants knew or should have known were imprudent and (5) failing to avoid conflicts of interest by hiring independent fiduciaries to make investment decisions. The plaintiffs are seeking an unspecified amount of damages, injunctive relief, attorneys' fees and costs. Certain underlying factual allegations regarding BellSouth's advertising and publishing subsidiary and its Latin American operation are substantially similar to the allegations in the putative securities class action captioned In re BellSouth Securities Litigation, which is described above. At this early stage of the litigation, the likely outcome of the cases cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

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

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE L - CONTINGENCIES (Continued)

The plaintiffs allege that BellSouth engaged in unlawful anti-competitive conduct in violation of state and federal antitrust laws by, among other things,
(1) denying competitors access to certain essential facilities necessary for competitors to provide local telephone service; (2) using its monopoly power in the wholesale market for local telephone service as leverage to maintain a monopoly in the retail market; and (3) failing to provide the same quality of service, access and billing to competitors that it provides its own retail customers. The plaintiffs are seeking an unspecified amount of treble damages, injunctive relief, as well as attorneys' fees and costs. At this early stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

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

NOTE M - SUBSIDIARY FINANCIAL INFORMATION

We have fully and unconditionally guaranteed all of the outstanding debt securities of BellSouth Telecommunications, Inc. ("BST"), which is a 100% owned subsidiary of BellSouth. In accordance with SEC rules, BST is no longer subject to the reporting requirements of the Securities Exchange Act of 1934, and we are providing the following condensed consolidating financial information. BST is listed separately because it has debt securities, registered with the SEC, that we have guaranteed. During the second quarter of 2003, we revised the condensed consolidating financial information as of December 31, 2002 and for the three- and six-month periods ended June 30, 2002 to reflect the application by BST and BellSouth (Parent) of the equity method of accounting for investments in their subsidiaries. The Other column represents all other wholly owned subsidiaries excluding BST and BST subsidiaries. The Adjustments column includes the necessary amounts to eliminate the intercompany balances and transactions between BST, Other and Parent and to consolidate wholly owned subsidiaries to reconcile to our consolidated financial information.

The revisions described above had no effect on the consolidated financial statements. Further, the revisions had no effect on the revenues or net income in the BST column. The primary impact of these revisions on the December 31, 2002 consolidating information was an approximate $19 billion increase in Parent Shareholders' Equity (of which $17 billion was an increase in Investments in Subsidiaries) and a reclassification of approximately $3 billion between Accounts Receivable and Investments in the BST column. Additionally, there were reclassifications between Operating Expenses, Equity in Earnings and Income Taxes. These changes resulted in increases in Operating Expenses, Cash Flows, and Equity in Earnings, and decreases in Income Taxes in the BST column, which were offset by changes within the Adjustments column. We do not believe any of these revisions are material.

The condensed consolidating financial information as of December 31, 2002 and for the three- and six-month periods ended June 30, 2002 has also been revised to reflect the retroactive application of the fair value method of recognizing stock-based employee compensation as described in Note D.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE M - SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statements of Income

                                                                    For the Three Months Ended June 30, 2002
                                                                             (As adjusted - Note D)
                                                  ------------------------------------------------------------------------------
                                                        BST             Other           Parent      Adjustments      Total
                                                  ------------------------------------------------------------------------------

Total operating revenues                           $    4,571       $    1,929        $     --      $   (720)     $ 5,780
Total operating expenses                                4,382            1,483             114        (1,398)       4,581
                                                    -------------    -------------     -----------   -----------   ----------
Operating income                                          189              446            (114)          678        1,199

Interest expense                                          146               81             157           (83)         301
Net earnings (losses) of equity affiliates                434              117             436          (874)         113
Other income (expense), net                                (7)            (309)             12           (49)        (353)
                                                    -------------    -------------     -----------   -----------   ----------
Income before income taxes and cumulative effect
  of changes in accounting principle                      470              173             177          (162)         658

Provision (benefit) for income taxes                       (3)             210             (86)          274          395
                                                    -------------    -------------     -----------   -----------   ----------
Income before cumulative effect of changes in
  accounting principle                                    473              (37)            263          (436)         263

Cumulative effect of changes in accounting
  principle                                                --               --              --            --           --
                                                    -------------    -------------     -----------   -----------   ----------
Net income (losses)                                $      473       $      (37)       $    263      $   (436)     $   263
                                                    =============    =============     ===========   ===========   ==========



                                                                    For the Three Months Ended June 30, 2003
                                                  ------------------------------------------------------------------------------
                                                        BST             Other           Parent      Adjustments      Total
                                                  ------------------------------------------------------------------------------

Total operating revenues                           $    4,335       $    1,956        $     --      $   (649)     $ 5,642
Total operating expenses                                3,705            1,527              15        (1,040)       4,207
                                                    -------------    -------------     -----------   -----------   ----------
Operating income                                          630              429             (15)          391        1,435

Interest expense                                          135               30             147           (63)         249
Net earnings (losses) of equity affiliates                287              185           1,017        (1,309)         180
Other income (expense), net                               (21)              77              52            (1)         107
                                                    -------------    -------------     -----------   -----------   ----------
Income before income taxes and cumulative effect
  of changes in accounting principle                      761              661             907          (856)       1,473

Provision (benefit) for income taxes                      178              227             (44)          161          522
                                                    -------------    -------------     -----------   -----------   ----------
Income before cumulative effect of changes in
  accounting principle                                    583              434             951        (1,017)         951

Cumulative effect of changes in accounting
  principle                                                --               --              --            --           --
                                                    -------------    -------------     -----------   -----------   ----------
Net income (losses)                                $      583       $      434        $    951      $ (1,017)     $   951
                                                    =============    =============     ===========   ===========   ==========




                                                                     For the Six Months Ended June 30, 2002
                                                                             (As Adjusted - Note D)
                                                  ------------------------------------------------------------------------------
                                                        BST             Other           Parent      Adjustments      Total
                                                  ------------------------------------------------------------------------------

Total operating revenues                           $    8,929       $    3,567        $     --      $ (1,182)     $11,314
Total operating expenses                                7,652            2,939             118        (1,963)       8,746
                                                    -------------    -------------     -----------   -----------   ----------
Operating income                                        1,277              628            (118)          781        2,568

Interest expense                                          300              175             317          (187)         605
Net earnings (losses) of equity affiliates                540             (114)          1,755        (2,303)        (122)
Other income (expense), net                               (20)             979            (151)         (107)         701
                                                    -------------    -------------     -----------   -----------   ----------
Income before income taxes and cumulative effect
  of changes in accounting principle                    1,497            1,318           1,169        (1,442)       2,542

Provision (benefit) for income taxes                      359              701            (225)          313        1,148
                                                    -------------    -------------     -----------   -----------   ----------
Income before cumulative effect of changes in
  accounting principle                                  1,138              617           1,394        (1,755)       1,394

Cumulative effect of changes in accounting
  principle                                                --           (1,285)         (1,285)        1,285       (1,285)
                                                    -------------    -------------     -----------   -----------   ----------
Net income (losses)                                $    1,138       $     (668)       $    109      $   (470)     $   109
                                                    =============    =============     ===========   ===========   ==========


BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE M - SUBSIDIARY FINANCIAL INFORMATION (Continued)


Condensed Consolidating Statements of Income (Continued)


                                                                     For the Six Months Ended June 30, 2003
                                                  ------------------------------------------------------------------------------
                                                        BST             Other           Parent      Adjustments      Total
                                                  ------------------------------------------------------------------------------

Total operating revenues                           $    8,732       $    3,732        $     --      $ (1,299)     $11,165
Total operating expenses                                7,444            2,922              36        (2,051)       8,351
                                                    -------------    -------------     -----------   -----------   ----------
Operating income                                        1,288              810             (36)          752        2,814

Interest expense                                          281               99             297          (132)         545
Net earnings (losses) of equity affiliates                536              366           2,014        (2,563)         353
Other income (expense), net                               (21)             184             106           (29)         240
                                                    -------------    -------------     -----------   -----------   ----------
Income before income taxes and cumulative effect
  of changes in accounting principle                    1,522            1,261           1,787        (1,708)       2,862

Provision (benefit) for income taxes                      371              398             (79)          306          996
                                                    -------------    -------------     -----------   -----------   ----------
Income before cumulative effect of changes in
  accounting principle                                  1,151              863           1,866        (2,014)       1,866

Cumulative effect of changes in accounting
  principle                                               816             (501)            315          (315)         315
                                                    -------------    -------------     -----------   -----------   ----------
Net income (losses)                                $    1,967       $      362        $  2,181      $ (2,329)     $ 2,181
                                                    =============    =============     ===========   ===========   ==========





Condensed Consolidating Balance Sheets

                                               December 31, 2002                                     June 30, 2003
                               --------------------------------------------------- -------------------------------------------------

                                  BST      Other    Parent    Adjust-     Total       BST      Other    Parent    Adjust-    Total
                                                               ments                                               ments


ASSETS
Current assets:
Cash and cash equivalents         $  --    $  752   $ 1,643     $  87    $ 2,482       $ --    $  808   $ 3,240     $  74   $ 4,122
Accounts receivable, net             63     1,901     2,807      (642)     4,129         65     1,073     3,452    (1,591)    2,999
Other current assets                463       695        81        12      1,251        435       870        21        15     1,341


Total current assets                526     3,348     4,531      (543)     7,862        500     2,751     6,713    (1,502)    8,462


Investments and advances          3,322     6,924    23,340   (23,845)     9,741      3,411     7,321    21,683   (24,132)    8,283
Property, plant and equipment,
  net                            21,351     2,037         5        52     23,445     22,088     1,917         4        38    24,047
Deferred charges and other
  assets                          4,698       329       124       575      5,726      4,756       308       122       571     5,757
Intangible assets, net            1,072     1,477         3       153      2,705      1,083     1,474         3       142     2,702


Total assets                   $ 30,969  $ 14,115  $ 28,003  $(23,608)  $ 49,479    $31,838  $ 13,771   $28,525  $(24,883)  $49,251


LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current liabilities:
Debt maturing within one year   $ 2,845    $1,120   $ 2,991   $(1,842)   $ 5,114     $ 2,958  $   856   $ 2,550   $(2,670)  $ 3,694
Other current liabilities         3,351     1,563       743    (1,188)     4,469       3,556    1,709       827    (1,327)    4,765


Total current liabilities         6,196     2,683     3,734    (3,030)     9,583       6,514    2,565     3,377    (3,997)    8,459


Long-term debt                    5,371     3,344     6,294    (2,726)    12,283       4,848    1,553     6,296      (979)   11,718


Noncurrent liabilities:
Deferred income taxes             3,507     1,508      (733)      170      4,452       4,365    1,318      (757)      183     5,109
Other noncurrent liabilities      3,224     1,147       802        82      5,255       3,199    1,081       552        76     4,908


Total noncurrent liabilities      6,731     2,655        69       252      9,707       7,564    2,399      (205)      259    10,017


Shareholders' equity             12,671     5,433    17,906   (18,104)    17,906      12,912    7,254    19,057   (20,166)   19,057


Total liabilities and
  shareholders' equity          $30,969   $14,115   $28,003  $(23,608)   $49,479     $31,838  $13,771   $28,525  $(24,883)  $49,251

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE M - SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Cash Flow Statements
                                                                     For the Six Months Ended June 30, 2002
                                                 -------------------------------------------------------------------------------

                                                       BST            Other          Parent         Adjustments       Total
                                                 ---------------- -------------------------------  -----------------------------

Cash flows from operating activities              $    3,441        $   447         $ 1,987         $ (1,682)      $ 4,193
Cash flows from investing activities                  (1,800)          (300)          1,390              620           (90)
Cash flows from financing activities                  (1,646)            (3)         (2,222)           1,018        (2,853)



Net (decrease) increase in cash                   $       (5)       $   144         $ 1,155         $    (44)      $ 1,250



                                                                     For the Six Months Ended June 30, 2003
                                                 -------------------------------------------------------------------------------

                                                       BST            Other          Parent         Adjustments       Total
                                                 ---------------- -------------------------------  -----------------------------

Cash flows from operating activities              $    3,367        $ 1,026         $  2,344        $ (2,311)      $  4,426
Cash flows from investing activities                  (1,365)          (236)             683           1,157            239
Cash flows from financing activities                  (2,002)          (734)          (1,430)          1,141         (3,025)



Net (decrease) increase in cash                   $       --        $    56         $  1,597        $    (13)      $  1,640


NOTE N - SUBSEQUENT EVENTS

As of July 1, 2003, Cingular executed Amended, Restated and Consolidated Subordinated Promissory Notes to modify the terms of our and SBC Communication's
(SBC) advances to them. These notes to us and SBC reduced the fixed interest rate from 7.5% to 6.0% per annum and extended the maturity date from March 31, 2005 to June 30, 2008.

In August 2003, Cingular executed an agreement with NextWave Telecom, Inc. and certain of its affiliates ("NextWave") pursuant to which Cingular would purchase FCC licenses to provide wireless services in 34 markets from NextWave and its affiliates for $1.4 billion in cash, subject to terms and conditions set forth in the agreement. Because NextWave and its affiliates are currently seeking relief under Chapter 11 of the Bankruptcy Code, the agreement and the transactions contemplated thereby are subject to the approval of the United States Bankruptcy Court for the Southern District of New York. Furthermore, the transaction is subject to various other closing conditions, many of which are outside of Cingular's control, including the receipt of all necessary approvals of the FCC and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our latest annual report on Form 10-K, as modified by the current report on Form 8-K dated May 30, 2003.

--------------------------------------------------------------------------------
Consolidated Results of Operations
--------------------------------------------------------------------------------

Key financial and operating data for the three and six months ended June 30, 2002 and 2003 are as follows. All references to earnings per share are on a diluted basis. The discussion of consolidated results should be read in conjunction with the discussion of results by segment directly following this section.

Prior year periods have been restated to include the effects of the adoption of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."


                                                          For the Three Months                  For the Six Months
                                                             Ended June 30,           %           Ended June 30,           %
-------------------------------------------------------- ------------------------ ----------- ------------------------ -----------
                                                            2002         2003       Change       2002         2003       Change

Results of operations:
-------------------------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
-------------------------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
Total operating revenues                                     $ 5,780     $ 5,642      -2.4%      $ 11,314    $ 11,165    -1.3%
Cost of services and products                                  1,922       2,008       4.5%         3,839       3,941     2.7%
Selling, general, and administrative expenses                  1,132       1,133       0.1%         2,219       2,185    -1.5%
Depreciation and amortization                                  1,170       1,046     -10.6%         2,331       2,084   -10.6%
Provision for restructuring and asset impairments                357          20         *            357         141   -60.5%
                                                                 ---         ---                      ---         ---
    Total operating expenses                                   4,581       4,207      -8.2%         8,746       8,351    -4.5%
Operating income                                               1,199       1,435      19.7%         2,568       2,814     9.6%
Interest expense                                                 301         249     -17.3%           605         545    -9.9%
Net (losses) earnings of equity affiliates                       113         180      59.3%          (122)        353       *

Gain (loss) on sale of operations                                  -         (75)        *          1,335         (75)      *

Foreign currency transaction gains (losses)                     (355)         98         *           (645)        144       *

Other income (expense), net                                        2          84         *             11         171       *
                                                                   -          --                      ---         ---

Income before taxes and cumulative effect of changes
  in accounting principle, net of tax                            658       1,473         *          2,542       2,862    12.6%
Provision for income taxes                                       395         522      32.2%         1,148         996   -13.2%
                                                                 ---         ---                    -----         ---
Income before cumulative effect of changes in
  accounting principle                                           263         951         *          1,394       1,866    33.9%
Cumulative effect of changes in accounting principle,
  net of tax                                                       -           -         *         (1,285)        315       *
                                                               -----        ----                   -------     ------

Net income                                                     $ 263        $951         *          $ 109      $2,181       *
                                                               =====        ====                    ======     ======


Earnings per share:
Income before effect of changes in accounting principle
                                                              $ 0.14      $ 0.51         *         $ 0.74      $ 1.01       *

Net income                                                    $ 0.14      $ 0.51         *         $ 0.06      $ 1.18       *


Cash flow data:

Cash provided by operating activities                        $ 2,128      $2,518      18.3%       $ 4,193      $4,426     5.6%
Cash (used for) provided by investing activities              $ (835)      $ 859         *         $  (90)      $ 239       *

Cash used for financing activities                           $(1,512)   $ (1,697)     12.2%      $ (2,853)   $ (3,025)    6.0%

Other:

Effective tax rate                                              60.0%       35.4%        *           45.2%       34.8%      *


Average short-term debt                                      $ 5,256     $ 3,942     -25.0%       $ 4,948     $ 4,330   -12.5%
Average long-term debt                                      $ 13,606    $ 12,033     -11.6%      $ 14,213    $ 12,133   -14.6%
   Total average debt                                       $ 18,862      15,975     -15.3%      $ 19,161    $ 16,463   -14.1%
*  Not meaningful


Operating Revenues

Operating revenues of $5,642 in second quarter 2003 and $11,165 in the year-to-date period decreased $138 and $149, respectively, as compared to the same periods in 2002 reflecting:

   o A decline in revenues of $86 for the second quarter 2003 and $223 for the year-to-date period at the Communications group attributable to: weak economic conditions and increased competitive activity including wireless substitution; conversion of retail access lines to UNE-P, primarily in the residential market; and unfavorable impacts from the movement of wholesale customers from a resale basis to lower-priced unbundled network elements. These decreases were partially offset by growth in retail DSL and long distance revenues.

   o A decline in revenues of $34 for the second quarter 2003 and $181 for the year-to-date period at the Latin America group. Revenues in this segment were negatively impacted by the effect of foreign currency exchange rates as the currencies in Argentina and Venezuela both experienced significant devaluations against the U.S. Dollar since the beginning of 2002, although the Argentine Peso has strengthened in recent months. The exit from the advertising and publishing business during the fourth quarter of 2002 also negatively impacted the period over period comparisons.

   o A decrease in revenues of $18 for the second quarter 2003 and an increase of $260 for the year-to-date period at the Advertising and publishing group. The increase in the year-to-date period was primarily driven by a change in accounting principle for recognizing revenues during 2003 (see Note D) and the impact of a $163 reduction in revenues recorded in the first quarter of 2002 related to the correction of unbilled accounts receivable.

Operating Expenses

Cost of services and products

Cost of services and products is comprised primarily of network infrastructure and related support costs associated with the Communications group and Latin America group and printing and distribution costs associated with our advertising and publishing business. This line item also includes expenses associated with certain aspects of customer service operations for the Communications group. Cost of services and products of $2,008 in the second quarter 2003 and $3,941 in the year-to-date period increased $86 and $102, respectively, from the same periods in the prior year. The increases were driven primarily by higher expenses in the Communications group associated with increases in expenses attributable to pension and postretirement benefits plans driven by rising health care costs, unfavorable returns on pension assets due to weak capital markets and changes to plan assumptions regarding expected asset returns and health care inflation rates. Other Communications group increases include increases in costs supporting retail long distance growth partially offset by lower salary and wages and other labor costs related to workforce reductions.

Selling, general, and administrative expenses

Selling, general, and administrative expenses are comprised primarily of selling and marketing expenses, administrative costs, provisions for uncollectible accounts and costs associated with customer service and billing. Selling, general, and administrative expenses of $1,133 in second quarter 2003 and $2,185 in the year-to-date period were relatively flat in second quarter 2003 as compared to second quarter 2002 and decreased $34 in the year-to-date period as compared to the same period in 2002. Second quarter 2003 expenses increased $20 in the Communications group, primarily due to increased customer acquisition costs and increased employee pension and benefits, substantially offset by lower uncollectible expense. This increase was partially offset by lower expense in Latin America of $20, primarily due to the impacts of currency devaluations, and lower expenses in the Advertising and Publishing group of $36, primarily due to a decrease in uncollectible expense. The $34 decrease in the year-to-date period was driven primarily by lower expense in Latin America of $100, primarily due to the impacts of currency devaluations, and higher expenses in the Communication group of $58, primarily due to increased customer acquisition costs, increases in expenses attributable to pension and postretirement benefits plans driven by rising health care costs, unfavorable returns on pension assets due to weak capital markets and changes to plan assumptions regarding expected asset returns and health care inflation rates, partially offset by reductions in salary and wages and lower uncollectible expense.

Depreciation and amortization

Depreciation and amortization of $1,046 in second quarter 2003 and $2,084 in the year-to-date period 2003 decreased $124 and $247, respectively, as compared to the same periods in 2002 reflecting:

o a decline in the Communications group of $98 and $193 compared to second quarter 2002 and the year-to-date period 2002, respectively. These declines reflect the adoption of SFAS No. 143 and lower depreciation rates under the group life method precipitated primarily by the significant reductions in capital expenditures.
o a decrease in the Latin America group of $25 and $53 compared to the second quarter 2002 and the year-to-date period 2002 due to the effects of currency devaluations, primarily in Venezuela for the quarter over quarter decrease and primarily in Argentina and Venezuela for the year-to-date decrease.

Provision for restructuring

The provision for restructuring recorded in the second quarter 2003 relates to:

   o pension settlement losses of $20. As a result of the work force reductions, lump-sum distributions from the pension plan exceeded the settlement threshold equal to the sum of the service and interest costs components of net periodic pension costs. The accrual for workforce reductions in the second quarter was insignificant after netting adjustments to the existing accrual for changes in estimates.

The provision for restructuring in the year-to-date period 2003 relates to the following:

   o net charges of $54 associated with actions taken to reduce our workforce, consisting of an accrual for cash severance payments.
   o pension settlement losses of $87. As a result of the work force reductions, lump-sum distributions from the pension plan exceeded the settlement threshold equal to the sum of the service and interest costs components of net periodic pension costs.

The provision for restructuring recorded in the second quarter and year-to-date 2002 relates to the following:

   o charges of $297 associated with actions taken to reduce our workforce, consisting of an accrual for cash severance payments.
   o curtailment charges and special termination benefits of $60 related to the workforce reduction.

Interest Expense

Interest expense of $249 in the second quarter and $545 in the year-to-date period declined $52 and $60, respectively. Interest expense related to interest-bearing debt was down $42 quarter-over-quarter and $67 year-over-year reflecting debt reductions of $2.6 billion. The remaining differences in the quarter and the year-to-date periods relate to interest accruals on other liabilities and contingencies.

Net earnings (losses) of equity affiliates

Earnings from our unconsolidated businesses increased $67 in second quarter 2003 and $475 in the year-to-date period as compared to same periods in 2002. Losses from our Guatemalan investment were $61 lower in second quarter 2003 compared to 2002 due to the recognition of other-than-temporary impairments of $62 in second quarter 2002. Due to the recognition of other-than-temporary impairments of $383 in first quarter 2002 and the cessation of the recognition of operating losses subsequent to the impairment, there are no losses in 2003. Equity earnings related to Cingular increased $7 in second quarter 2003 and $23 in the year-to-date period as compared to same periods in 2002, offset by lower earnings related to our equity investment in Israel of $3 in second quarter 2003 and $11 in the year-to-date period.

Gain (loss) on sale of operations

The $75 loss on sale of operations in second quarter 2003 relates to the sale of our entire stake in BSE. The $1,335 gain on sale of operations in the year-to-date period 2002 relates to the conversion of our ownership interest in E-Plus and related disposition of shares in KPN.

Foreign currency transaction gains (losses)

Foreign currency transaction gains (losses) of consolidated subsidiaries, which relate primarily to U.S. Dollar denominated debt in Latin America, included a net gain of $98 and $144 in the second quarter and year-to-date periods of 2003, respectively, and a net loss of $355 and $645 in the second quarter and year-to-date periods of 2002, respectively. The majority of the losses in 2002 were driven by the devaluation of the Argentinean Peso, while the 2003 gain reflects a slight recovery of the Argentinean Peso, offset to some extent by losses in Colombia. Second quarter 2003 includes a gain of $20 for the settlement of foreign currency swap contracts resulting from the early repayment of advances to KPN.

Other income (expense), net

Other income (expense), net includes interest income, gains (losses) on disposition of assets, gains (losses) on the sale and impairments of investments and miscellaneous non-operating income.

The quarter-over-quarter increase of $82 and year-over-year increase of $160 is primarily driven by the recognition of $88 and $318 in losses in second quarter 2002 and the year-to-date period 2002, respectively, related to our investment in Qwest, which was liquidated in second quarter 2002. In addition, we recognized $29 in gains in second quarter 2003 related to the sale of interests in two real estate partnerships and the sale of a building. These increases were partially offset by an increase in minority interests expense for Colombia for the quarter compared to the second quarter 2002, and $98 of minority interest benefit recorded in Argentina in the year-to-date period 2002, driven by significant foreign currency losses. Interest income was also down $9 in second quarter 2003 and $60 in the year-to-date period as compared to the same periods in 2002. The second quarter of 2003 also includes $18 in losses related to the early extinguishment of debt.

Provision for income taxes

The provision for income taxes increased $127 in second quarter 2003 and decreased $152 in the year-to-date period as compared to the same periods in 2002. The effective tax rate decreased substantially to 35.4% in second quarter 2003 from 60.0% in second quarter 2002. The recording of a foreign tax valuation allowance, deferring recognition of the tax benefits generated by losses at our operations in Argentina, substantially increased the rate in the second quarter 2002. Included in the second quarter 2003 rate were the recording of a valuation allowance on the capital loss from the sale of BSE, offset by the impact of reversal of foreign tax valuation allowance associated with Argentina foreign currency gains.

The effective tax rate declined to 34.8% for the year-to-date period in 2003 from 45.2% for the year-to-date period in 2002. This decrease was impacted by the items described above for the quarterly periods and the reversal of deferred tax valuation allowances on net operating losses in Ecuador in the first quarter of 2003. The year-to-date 2003 effective rate was further reduced by income tax benefits related to the inflation adjustments deductible for Venezuelan tax purposes.

Cumulative effect of changes in accounting principle

Asset Retirement Obligations

Effective January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). In connection with the adoption of this standard, we recorded the cumulative effect of accounting change that increased 2003 net income by $816. See Note D for further discussion of this change.

Revenue Recognition for Publishing Revenues

Effective January 1, 2003, we changed our method for recognizing revenues and expenses related to our directory publishing business from the publication and delivery method to the deferral method. The cumulative effect of the change in accounting method is reflected in the income statement as a decrease to 2003 net income of $501. See Note D for further discussion of this change.

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


--------------------------------------------------------------------------------
Results by Segment
--------------------------------------------------------------------------------

Our reportable segments reflect strategic business units that offer similar products and services and/or serve similar customers. We have four reportable operating segments:

o        Communications group;
o        Domestic wireless;
o        Latin America; and
o        Advertising and publishing.

We have included the operations of all other businesses falling below the reporting threshold in the "All other businesses" segment.

Management evaluates the performance of each business unit based on net income, exclusive of internal charges for use of intellectual property and adjustments for unusual items that may arise. Unusual items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. In addition, when changes in our business affect the comparability of current versus historical results, we will adjust historical operating information to reflect the current business structure. See Note I for a reconciliation of segment results to the unaudited consolidated financial information.

The following discussion highlights our performance in the context of these segments. For a more complete understanding of our industry, the drivers of our business, and our current period results, you should read this discussion in conjunction with our consolidated financial statements, including the related notes.

Adjustments to Segment Results

To align with internal reporting, the 2002 segment results for the Advertising and publishing segment have been recast to reflect the change in accounting method as discussed in Note D. Prior period results for all segments and consolidated results have been restated for the effects of adopting the fair value method of accounting for stock-based compensation.

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


                                                        For the Three Months                  For the Six Months
                                                           Ended June 30,           %           Ended June 30,           %
 --------------------------------------------------------------------------------------------------------------------------------
                                                          2002        2003        Change       2002        2003        Change
 --------------------------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------------------------
 Segment operating revenues:
   Voice                                                   $3,132     $ 3,175         1.4%     $ 6,309      $6,306         0.0%
    Data                                                    1,067       1,064        -0.3%       2,159       2,154        -0.2%
    Other                                                     472         347       -26.5%         885         702       -20.7%
                                                              ---         ---                      ---         ---
        Total segment operating revenues                    4,671       4,586        -1.8%       9,353       9,162        -2.0%
 Segment operating expenses:
    Cost of services and products                           1,637       1,712         4.6%       3,255       3,337         2.5%
    Selling, general, and administrative expenses             748         768         2.7%       1,474       1,532         3.9%
    Depreciation and amortization                           1,042         944        -9.4%       2,074       1,881        -9.3%
                                                            -----         ---                    -----       -----
        Total segment operating expenses                    3,427       3,424        -0.1%       6,803       6,750        -0.8%
 Segment operating income                                   1,244       1,162        -6.6%       2,550       2,412        -5.4%

 Segment net income                                         $ 702       $ 679        -3.3%      $1,437      $1,388        -3.4%


 Segment net income including unusual items                 $ 550       $ 656        19.3%      $1,285      $2,107        64.0%



                                                              June 30,              %              June 30,              %
 --------------------------------------------------------------------------------------------------------------------------------
 Key Indicators (000s except where noted)                 2002        2003        Change       2002        2003        Change
 --------------------------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------------------------

  Access lines(1):
     Residential retail                                                                         15,777      14,610        -7.4%
     Residential wholesale                                                                         988       1,607        62.7%
                                                                                                   ---       -----
       Total residential lines                                                                  16,765      16,217        -3.3%
     Business retail                                                                             7,517       7,046        -6.3%
     Business wholesale                                                                            662         721         8.9%
                                                                                                   ---         ---
       Total business lines                                                                      8,179       7,767        -5.0%
     Other                                                                                         194         166       -14.4%
                                                                                                   ---         ---
           Total access lines                                                                   25,138      24,150        -3.9%

 Resale lines                                                                                      532         319       -40.0%
 UNE-P (included in access lines above)                                                          1,140       2,052        80.0%
 UNE-Loop                                                                                          398         359        -9.8%
                                                                                                   ---         ---
         Total Resale lines and UNEs                                                             2,070       2,730        31.9%
 DSL customers                                                                                     803       1,225        52.6%
 Long distance customers                                                                           147       2,786           *
 Access minutes of use (millions)                          25,073      23,053        -8.1%      50,656      45,848        -9.5%

 Capital expenditures                                       $ 918       $ 665       -27.6%      $1,840      $1,231       -33.1%
    * Not meaningful
 (1) Access lines include an adjustment to convert ISDN lines to a switched access line basis for comparability.


Segment operating revenues

Beginning with the second-quarter 2003, we began reporting product-aligned revenue categories for the Communications Group segment. The new revenue categories of Voice, Data and Other will replace Local Service, Network Access, Long Distance, and Other. Long distance related revenues are included in the Voice line item. The product-based categories will provide a clearer presentation of the Communication Group revenue, and are more closely aligned with the way we manage the business. This change has no net impact on total revenues.

Voice

Voice revenues increased $43 in the second quarter 2003 and decreased $3 in the year-to-date period as compared to the same periods in 2002 driven primarily by the growth in interLATA long distance offset by continued access line share loss. Total switched access lines declined 3.9% year-over-year. Retail residential lines declined 7.4%; retail business lines declined 6.3%. The access line decline was the result of a continued weak economy, share loss and technology substitution. Wholesale lines continued to grow in the second quarter driven by growth in UNE-P lines, which now total over 2 million. Total UNE-P lines added in the quarter totaled 249,000, a reduction of 11.4% of additions as compared with the prior year. The vast majority of the quarterly UNE-P adds were residential. Business UNE-P line adds of 21,000 rose slightly from the prior quarter while other wholesale UNE-P lines, primarily public, added 15,000 in the second quarter 2003 to total 43,000.

In efforts to combat share loss, we continue to grow our package services. BellSouth Answers is our signature residential package that combines wireline, wireless and Internet services. The package combines the Complete Choice calling plan of local service and multiple convenience calling features with BellSouth Long Distance, FastAccess DSL or dial-up Internet, and Cingular Wireless services. Customers have numerous Answers package options to choose from, or they can customize their own package to best meet their communications needs.

We added approximately 544 thousand Answers customers in the second quarter, ending the quarter with over 2.1 million residential packages, representing a 16.7% penetration of our retail primary line residence base. Over 70% of Answers customers have long distance in their package and more than 35% have either DSL or dial-up Internet. We believe the Answers package helps reduce competitive churn for our high-value customers.

Long distance revenue increased 45.1%, driven primarily by growth in interLATA and wireless long distance, partially offset by the discontinuance of BellSouth's wholesale long distance business. InterLATA revenues were $126 in the second quarter 2003, a $125 increase over the same period in 2002, while the year-to-date revenues in 2003 were $203, a $202 increase compared to 2002. At June 30, 2003 BellSouth had nearly 2.8 million long distance customers, a penetration rate of 19% of primary residential access lines and 29% of mass-market small business accounts. In Georgia and Louisiana, the only two states where BellSouth has been offering LD service for at least a full year, the company has achieved total mass market residential and business penetration of 25.5%.

Switched access revenues are down in the second quarter and year-to-date periods compared to the same periods last year due to volume and rate decreases. Switched access rates were lower due to effects of the CALLs program, an FCC access reform initiative. The decline in rates, however, is substantially offset by higher subscriber line charges. Switched access minutes of use declined 8.1% compared to the second quarter of 2002 and 9.5% compared to the year-to-date period of 2002. These volumes continue to be negatively impacted by migration of minutes to dedicated digital and data service offerings which are fixed-charge based rather than usage based, competition from competitive local exchange carriers whose traffic completely bypasses our network, and the effect of alternative services such as wireless and internet e-mail.

Data

Data revenues decreased $3 in the second quarter 2003 and $5 in the year-to-date period when compared to the same periods in 2002. Data revenue growth has slowed compared to historical rates due primarily to weak sales of wholesale data transport services to other communications providers. Wholesale data revenues represented about 49% of total data services revenues while retail services such as FastAccess DSL, ISDN, Frame Relay, Lightgate, and Smartring accounted for the remaining 51%. Retail data services grew 11.5% in the second quarter 2003 and 10.3% for the year-to-date 2003 compared to the corresponding periods in 2002 driven primarily by FastAccess DSL growth. Revenues from the sale of wholesale data transport services to other communications providers, including long distance companies and CLECs, declined 10.1% in the second quarter 2003 and 8.8% in the year-to-date 2003 compared to the same periods in 2002, primarily due to the lingering impacts of a soft economy, network consolidation by large inter-exchange carriers and the renegotiation of an access contract with a bankrupt wholesale customer.

Combined wholesale and retail DSL revenues of $166 in second quarter 2003 and $323 in the year-to-date period 2003 were up $52 and $98, respectively, from the comparable prior year periods due to a larger customer base, although average revenue per user was lower due to promotional activity. As of June 30, 2003, we had 1.2 million customers, an increase of over 400 thousand customers compared to June 2002. Other retail data products, primarily DS1 (dedicated high capacity lines) lines were lower driven by decreases in demand and due to special access rate reductions effective July 2002.

Other

Other communications revenue decreased $125 in the second quarter 2003 and $183 for the year-to-date period primarily due to the continuing phase-out of our payphone business and declines of sales to second and third tier long distance carriers due to our decision to eliminate certain products within the wholesale long distance portfolio, which collectively decreased $63 in the second quarter and $118 in the year-to-date period when compared to the same periods in 2002.

We plan to complete the exit of the payphone business by the end of 2003. Other revenues were also impacted by decreases in late payment fees and revenues from billing and collection agreements for other communications companies. Collectively, these revenues decreased $24 in the second quarter and $45 in the year-to-date period when compared to the same period in 2002. The late payment fee decrease was due in part to the late 2002 Florida Supreme Court decision regarding late payment billings in Florida. Billing and collection revenues continue to decrease reflecting additional carriers utilizing their own billing systems and the loss of carrier billing revenues as customers change from other carriers to our long distance services.

Segment operating expenses

Cost of services and products

Cost of services and products of $1,712 in second quarter 2003 and $3,337 in the year-to-date period increased $75 and $82, respectively as compared to the same periods in 2002. The increase for the second quarter period reflects increases in expenses attributable to pension and postretirement benefits plans driven by rising health care costs, unfavorable returns on pension assets due to weak capital markets and changes to plan assumptions regarding expected asset returns and health care inflation rates impact of $80 compared to the same period in 2002. Other increases include higher long distance costs, which increased $64 as compared to the second quarter of 2002, associated with the substantial growth in retail interLATA long distance, increased service installation expense of $39, reflecting decreased deferrals as compared to the prior period and higher overtime for network repair and maintenance activity.

These cost increases were partially offset by work force reductions, primarily as a result of reduced business volumes, that resulted in decreased salary and wage related expenses of $47 in the second quarter of 2003. Costs associated with the sale of wholesale long distance and data networking and paging equipment were $83 lower due to the decision to de-emphasize sales of these products.

The year-to-date increase reflects increases in expenses attributable to pension and postretirement benefits plans driven by rising health care costs, unfavorable returns on pension assets due to weak capital markets and changes to plan assumptions regarding expected asset returns and health care inflation rates impact of $160 compared to the same period in 2002. Other year-to-date increases include retail interLATA long distance growth of $94 and installation expense increase of $97, reflecting decreased deferrals as compared to the prior period.

These year-to-date cost increases were partially offset by work force reductions, primarily as a result of reduced business volumes, that resulted in decreased salary and wage related expenses of $91 in the year-to-date period compared to the same period in 2002. Costs associated with the sale of wholesale long distance and data networking and paging equipment were $144 lower due to the decision to de-emphasize sales of these products, and contract services decreases of $20 reflecting lower demand.

Selling, general, and administrative expenses

Selling, general, and administrative expenses of $768 in second quarter 2003 and $1,532 in the year-to-date period increased $20 and $58, respectively, when compared to the same periods in 2002. The periods presented were impacted by increases in advertising of $34 in the second quarter and $60 in the year-to-date period compared to the same periods in 2002, and outside sales commission increases of $18 in the second quarter and $28 in the year-to-date period compared to the same periods in 2002. Insurance costs and SEEM payments also increased $20 in the second quarter and $53 in the year-to-date period compared to the same period in 2002. The periods presented were also impacted by increases in expenses attributable to pension and postretirement benefits plans driven by rising health care costs, unfavorable returns on pension assets due to weak capital markets and changes to plan assumptions regarding expected asset returns and health care inflation rates of $9 in the second quarter and $18 in the year-to-date periods compared to the same period in 2002.

These increases were somewhat offset by decreases in uncollectible expenses of $72 in the second quarter 2003 and $77 in the year-to-date period when compared to the same period in 2002. Prior year periods included the impact of higher bankruptcies and non-pay accounts driving the decrease in the current year. Salary and wage related expense decreased $36 in the second quarter 2003 and $44 in the year-to-date period compared to the corresponding periods in 2002 reflecting headcount reductions due to workforce reductions.

Depreciation and amortization

Depreciation and amortization expense decreased $98 during second quarter 2003 and $193 in the year-to-date period as compared to same periods in 2002. The primary driver of the year-over-year decline in depreciation expense relates to lower depreciation rates under the group life method of depreciation. The lower depreciation rates were precipitated primarily by the significant reductions in capital expenditures over the past several years. In addition, depreciation expense was lower due to the adoption of SFAS No. 143. In connection with the adoption of this standard, we no longer accrue for net cost of removal in our depreciation rates causing lower depreciation expense. Amortization expense slightly increased due to higher levels of capitalized software.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's net income consisted of the following: for second quarter 2003, special items of $(23) related to severance costs and pension settlement losses and costs associated with the early extinguishment of debt; for year-to-date 2003, special items of $719 in income for the cumulative effect of change in accounting principle related to the adoption of FAS 143 offset by restructuring charges and costs associated with the early extinguishment of debt; for second quarter and year-to-date 2002, special items of $(152) related to restructuring costs.

--------------------------------------------------------------------------------
Domestic Wireless
--------------------------------------------------------------------------------

We own an approximate 40% economic interest in Cingular, a joint venture with SBC Communications (SBC). Because we exercise influence over the financial and operating policies of Cingular, we use the equity method of accounting for this investment. Under the equity method of accounting, we record our proportionate share of Cingular's earnings in our consolidated statements of income. These earnings are included in the caption "Net earnings (losses) of equity affiliates." For management purposes, we evaluate our Domestic wireless segment based on our proportionate share of Cingular's results. Accordingly, results for our Domestic wireless segment reflect the proportional consolidation of approximately 40% of Cingular's results.


                                                          For the Three Months                  For the Six Months
                                                             Ended June 30,           %           Ended June 30,           %
 ---------------------------------------------------------------------------------------------------------------------------------
                                                            2002        2003       Change        2002        2003       Change
 ---------------------------------------------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------------------------------------------
 Segment operating revenues:
    Service revenues                                         $1,398      $1,412        1.0%       $2,724      $2,750        1.0%
    Equipment revenues                                          102         102        0.0%          193         200        3.6%
        Total segment operating revenues                      1,500       1,514        0.9%        2,917       2,950        1.1%
 Segment operating expenses:
    Cost of services and products                               478         501        4.8%          929         969        4.3%
    Selling, general, and administrative expenses               550         507       -7.8%        1,070         994       -7.1%
    Depreciation and amortization                               182         203       11.5%          362         398        9.9%
        Total segment operating expenses                      1,210       1,211        0.1%        2,361       2,361        0.0%
 Segment operating income                                       290         303        4.5%          556         589        5.9%

 Segment net income                                            $ 99        $104        5.1%        $ 191        $205        7.3%


 Segment net income including unusual items                    $ 99        $104        5.1%        $ 183        $205       12.0%


 Key Indicators:

 Cellular/PCS Customers (000s)                                                                     8,873       9,056        2.1%
 Wireless service average monthly revenue per customer
      - Cellular/PCS                                        $ 52.11      $51.80       -0.6%       $51.28      $50.93       -0.7%




Segment operating revenues

Cingular's cellular/PCS customers increased 2.1% compared to June 30, 2002. Net cellular/PCS additions in the second quarter 2003 increased 52.7% compared to second quarter 2002 and increased 24.1% in the year-to-date period 2003 as compared to 2002. Cingular's net cellular/PCS additions for the quarter represented the largest net customer additions in two years. Improvement in customer additions are partly attributable to several business initiatives Cingular implemented earlier in 2003: (1) reorganization of Cingular's marketing, sales and operations activities from a national to a regional basis to more effectively address local market needs; (2) introduction of a more meaningful brand message - "Cingular Fits You Best" - to tie in with the more focused local market strategy; and (3) increased emphasis on Cingular's affiliation with us and SBC and co-branding and more effectively utilizing our and SBC's sales channels in those areas where Cingular's wireless markets overlap with our and SBC's wireline markets. During the three months ended June 30, 2003, Cingular's postpaid, prepaid and reseller subscriber bases increased. Prepaid subscriber growth was impacted positively by the KIC (Keep in Contact) prepaid plan launched in the fourth quarter of 2002, and the reseller subscriber base increased largely due to the loss of WorldCom reseller customers in the second quarter of 2002, which resulted from its decision to exit the reseller business, and aggressive growth by Cingular's primary reseller.

The cellular/PCS churn rate was 2.5% in second quarter 2003 and 2.6% in the year-to-date period 2003 compared with a 2.7% churn rate second quarter 2002 and 2.8% for the year-to-date period 2002. Although, for the six months ended June 30, 2003, total gross cellular/PCS customer additions were 4.0% lower than for the same period in 2002, the lower churn rate contributed to the 24.1% increase in net cellular/PCS customer additions.

Segment operating revenues grew $14 during second quarter 2003 and $33 in the year-to-date period as compared to the same periods in 2002. Service revenues increased $14 in the second quarter 2003 and $26 in the year-to-date period, driven by the increase in the average subscriber base for both periods. Other increases were a result of an increase in data revenues from the second quarter of 2002 and from the year-to-date period 2002, reflective of higher penetration and usage of SMS short messaging data services with Cingular's cellular/PCS customers as well as increased revenue per customer related to its Mobitex data business. Partially offsetting these increases were declines in roaming and long distance revenues reflecting the migration of customers to regional and national rate plans and a reduction in roaming rates with major roaming partners to support all-inclusive rate plans, and the formation of a venture to share infrastructure with T-Mobile USA, Inc., which reduced roaming charges to both carriers' customers. Average revenue per user (ARPU) for cellular/PCS customers declined $0.31 to $51.80 in the second quarter 2003 from $52.11 in the second quarter 2002 and declined $0.35 to $50.93 in the year-to-date period 2003 from $51.28 in the year-to-date period 2002. Continued competitive pricing pressure in combination with a higher percentage of lower ARPU reseller and prepaid customers in Cingular's customer base in 2003 negatively impacted ARPU when compared with the same periods in 2002. An increase in ARPU related to local service revenues was more than offset by reductions in revenues from roaming and long distance, thereby reducing overall service ARPU when compared to second quarter 2002 and the year-to-date period 2002.

Equipment revenues remained flat in second quarter 2003 and increased $7 in the year-to-date period as compared to the same periods in 2002 due to increased handset revenues driven by higher per unit handset pricing, partially offset by lower accessory revenues.

Segment operating expenses

Cost of services and products

Cost of services and products increased $23 during second quarter 2003 and $40 in the year-to-date period as compared to the same periods in 2002. Cingular's expense growth was driven by increases in minutes of use on the network, system expansion and the increased costs of redundant networks required during the current system overlay. These increases were partially offset by lower third party system costs due to a decrease in roaming costs. An increase in equipment costs was due to increased per unit handset costs driven by a shift to higher-end handsets such as the dual-system TDMA/GSM handset in use during the GSM system conversion and newly introduced GSM-only handsets.

Selling, general, and administrative expenses

Selling, general, and administrative expenses of $507 in second quarter 2003 decreased $43 and expenses of $994 in the year-to-date period decreased $76, when compared to same periods in 2002, due to reduced employee-related costs as a result of the sales operation reorganization in 2002, lower commissions expense as a result of fewer gross additions, lower billing expenses as a result of billing system conversions and related consolidations, lower provision for uncollectibles, lower customer service expenses, and reduced advertising and promotion costs on a year-to-date basis. Advertising costs increased for the second quarter of 2003.

Depreciation and amortization

Depreciation and amortization increased $21 in second quarter 2003 and $36 in the year-to-date period when compared to the same periods in 2002. The increase in depreciation expense of $25 for second quarter 2003 and $45 for the year-to-date period 2003 was attributable to higher levels of gross property, plant and equipment plus accelerated depreciation on TDMA assets that began in 2003. Amortization expense declined $4 during second quarter 2003 and $9 in the year-to-date period as compared to the same periods in 2002 due to certain finite-lived intangibles becoming fully amortized during 2002.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's net income consisted of the following: in second quarters 2003 and 2002 and year-to-date 2003, there were no special items excluded from this segment's results; in year-to-date 2002, special items of $(8) related to the cumulative effect of change in accounting principle for the adoption of FAS 142.

--------------------------------------------------------------------------------
Latin America
--------------------------------------------------------------------------------

The Latin America segment is comprised of our investments in wireless businesses in eleven countries in Latin America. Consolidated operations include our businesses in Argentina, Chile, Colombia, Ecuador, Nicaragua, Peru and Venezuela. All other businesses are accounted for under the equity method and accordingly their results are reported as Net earnings (losses) of equity affiliates.


                                                        For the Three Months                 For the Six Months
                                                           Ended June 30,           %          Ended June 30,           %
                                                          2002        2003       Change       2002        2003       Change
 ------------------------------------------------------------------------------------------------------------------------------
 ------------------------------------------------------------------------------------------------------------------------------
 Segment operating revenues:
    Service revenues                                        $ 501        $471       -6.0%     $ 1,063        $903      -15.1%
    Equipment and other revenues                               78          94       20.5%         172         171       -0.6%
    Advertising and publishing revenues                        19           -     -100.0%          22           -     -100.0%
                                                              ---         ---                     ---         ---
         Total segment operating revenues                     598         565       -5.5%       1,257       1,074      -14.6%
 Segment operating expenses:
    Cost of services and products                             230         243        5.7%         496         501        1.0%
    Selling, general, and administrative expenses             174         154      -11.5%         390         290      -25.6%
    Depreciation and amortization                             118          93      -21.2%         236         183      -22.5%
                                                              ---         ---                     ---         ---
         Total segment operating expenses                     522         490       -6.1%       1,122         974      -13.2%
 Segment operating income                                      76          75       -1.3%         135         100      -25.9%
 Net earnings (losses) of equity affiliates                   (2)           2          *          (8)           8          *

 Segment net income                                            12          41          *          15           51          *


 Segment net income (loss) including unusual items
                                                             (409)         48          *      (2,083)         105          *

 Key Indicators:

 Customers (a)  (000s)                                                                         7,840        8,921       13.8%
 Average monthly revenue per customer (a)                    $ 20        $ 18      -10.0%       $ 22          $18      -18.2%

*  Not meaningful
(a)The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.


Segment operating revenues

Although the customer base in Latin America increased 13.8% over the prior year, segment operating service revenues decreased $30 in second quarter 2003 as compared to same period in 2002. During the second quarter we added 377 thousand customers with over 300 thousand in Ecuador, Colombia, and Chile combined. The impact of a larger customer base from prior year was more than offset by the effect of the weakening of the Venezuelan Bolivar against the U.S. Dollar and the resulting effect on translating those revenues to our reporting currency, the U.S. Dollar. The Venezuelan Bolivar devalued over 40% since second quarter 2002, resulting in a $45 decrease in revenue in Venezuela in the second quarter 2003 compared to the same period in 2002. Partially offsetting the second quarter decline were increases of $20 related to favorable interconnect billing true-ups in one of our operations. The decrease in the second quarter 2003 compared to second quarter 2002 was also partially offset by increased revenues in Ecuador due to strong customer growth and revenue increases in Argentina reflecting increased business volumes.

Year-to-date service revenues in Latin America of $1,063 decreased $160 compared to the same period in 2002. This decrease includes the second quarter activity above and additional devaluation in Argentina in the first half of 2003 compared to the first half of 2002. Argentina and Venezuela combined service revenues decreased $165 in the year-to-date period as compared to the same periods in 2002. The declines in service revenue were partially offset by an increase at Ecuador of $45 for the year-to-date period 2003 as compared to the same periods in 2002, reflecting a 63% increase in its customer base as well as a $18 increase in the first half of 2003 associated with a settlement reached with another wireless carrier over disputed interconnect fees. The settlement also resulted in recording $26 in cost of services resulting in a net reduction to operating income of $8 for the year-to-date period.

Equipment and other revenues increased $16 in second quarter 2003 primarily due to the 38.7% increase in gross customer additions over the same period last year. These revenues decreased $1 in the year-to-date period as compared to same period in 2002 due to the impact of the previously discussed currency devaluations, offset by the 16.6% increase in gross customer additions from the prior year-to-date amounts.

Segment operating expenses

Cost of services and products

Cost of services and products increased $13 in second quarter 2003 and $5 in the year-to-date period as compared to the same periods in 2002. The second quarter increase was primarily caused by cost of equipment increases from higher gross additions. The year-to-date period of 2003 also includes $26 of additional expense recorded in Ecuador associated with an interconnect settlement previously described. Currency devaluations in Venezuela and Argentina that have the effect of lowering the expense in the U.S. Dollar significantly offset these year-to-date increases.

Additionally, year-to-date costs increased due to a $34 contingency accrual recorded in the first half of 2003. Recent administrative regulations in one of the countries in which we operate, regarding the inclusion of interconnection income in the taxable revenue base, contradicted the method of calculation used by our subsidiary in computing and paying its liability for taxes on telecommunications services. We believe we have a valid argument under existing law for our method of calculating the tax. However, because of uncertainty in the outcome of this issue, our subsidiary has recorded a contingency accrual for prior unpaid taxes based on the new regulations and it intends to calculate taxes in future periods in conformity with these regulations until the legal issues are resolved. We plan to defend our position, in the courts if necessary. We cannot predict how long it will take to resolve this issue, however we do not expect the impact, if any, to be material to our results of operations, financial position or cash flows.

The cost of services change also was impacted by a $10 decrease in the second quarter 2003 and $12 year-to-date 2003 compared to the same periods last year due to the exit of advertising and publishing business in 2002.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased $20 in second quarter 2003 and $100 in the year-to-date period as compared to the same periods in 2002. The significant decrease in the year-to-date period was caused primarily by currency devaluations in Argentina and Venezuela, which recorded declines of $27 and $43, respectively, and by cost containment efforts. The year-to-date period 2003 also reflects a $12 benefit in Ecuador associated with cumulative future deductions to be used to calculate employee profit-sharing expense.

During second quarter 2003, the Argentinean Peso strengthened to a level comparable to the second quarter 2002, resulting in relatively flat expenses in that operation. The second quarter decrease of $20 was caused primarily by the currency devaluation in Venezuela, where expenses decreased $14 compared to second quarter 2002, as well as by cost containment efforts. Selling, general, and administrative expenses were also impacted by a $10 decrease in the second quarter 2003 and $17 year-to-date 2003 compared to the same periods last year due to the exit of advertising and publishing business in 2002.

Depreciation and amortization

Depreciation and amortization expense decreased $25 in second quarter 2003 and $53 in the year-to-date period as compared to the same periods in 2002. The decline reflects the impact of currency devaluations on the amortizable basis of tangible and intangible assets.

Net losses of equity affiliates

Net losses from our Latin America equity affiliates improved $4 to $2 in second quarter 2003 and $16 to $8 in the year-to-date period as compared to the same periods in 2002, primarily as a result of the cessation of recording losses from our equity investments in Brazil.

Provision for income taxes

The provision for taxes in the year-to-date period 2003 includes benefits related to inflation adjustments deductible for Venezuelan tax purposes and benefits related to the reversals of deferred tax valuation allowances on net operating losses in Ecuador and Argentina.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's net income consisted of the following: in second quarter 2003, special items of $7 related to foreign currency transaction gains offset by the loss on the sale of BSE and by restructuring charges; in year-to-date 2003, special items of $54 related to foreign currency transaction gains offset by the loss on sale of BSE and by restructuring charges; in second quarter 2002, special items of $(421) related to foreign currency transaction losses, asset impairments and severance costs; in year-to-date 2002, special items of $(2,158) related to impairment losses under SFAS No. 142, foreign currency transaction losses, Brazil loan impairments, asset impairments and severance costs, partially offset by gain on sale of stock.

--------------------------------------------------------------------------------
Advertising and Publishing
--------------------------------------------------------------------------------

Our Advertising and publishing segment is comprised of companies in the U.S. that publish, print, sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic product offerings.

As discussed more fully in Note D to the interim financial statements, effective January 1, 2003, we changed our method for recognizing revenues and expenses related to our directory publishing business. This was treated as a cumulative effect of accounting change and therefore prior year results were not restated. However, to align with internal reporting, the 2002 segment results for the Advertising and publishing segment have been recast to reflect the change.

                                                         For the Three Months                For the Six Months
                                                            Ended June 30,          %          Ended June 30,           %
                                                           2002        2003       Change      2002        2003       Change
 ------------------------------------------------------------------------------------------------------------------------------
 ------------------------------------------------------------------------------------------------------------------------------
 Segment operating revenues                                  $ 570        $525      -7.9%      $1,080      $1,023       -5.3%
 Segment operating expenses:
    Cost of services and products                               91          82      -9.9%         182         160      -12.1%
    Selling, general, and administrative expenses              224         184     -17.9%         394         354      -10.2%
    Depreciation and amortization                                8           7     -12.5%          14          14        0.0%
                                                               ---         ---                    ---         ---
         Total segment operating expenses                      323         273     -15.5%         590         528      -10.5%
 Segment operating income                                      247         252       2.0%         490         495        1.0%

 Segment net income                                          $ 151        $157       4.0%       $ 299        $306        2.3%


 Segment net income (loss) including unusual items           $ 152        $156          *       $ 199     $ (199)          *

*  Not meaningful


Segment operating revenues

Segment operating revenues decreased $45 from the second quarter of 2002 to the second quarter of 2003, and decreased $57 on a year-to-date basis. The overall industry environment continues to reflect weak economic conditions and resulted in a reduction in publishing revenues of $22 for the quarter and $44 for the year-to-date period. The decreases in both periods also reflect the favorable impact of $24 recorded in the second quarter of last year related predominately to billing and claims related true-ups. Absent these items, the decline in revenues would have been 3.8% for the quarter and 3.1% for the year-to-date period. The 2003 period declines were primarily driven by the amortization of revenues from directories issued in 2002, and to a lesser extent from those issued in 2003. When compared to their previous issues, the total revenues on directories issued during second quarter 2003 declined 2.5%; total revenues for all directories issued during 2003 have also declined 2.5%. The declines in both periods were partially offset by increases in revenues from electronic media offerings.

Segment operating expenses

Cost of services and products decreased $9 for the quarter and $22 on a year-to-date basis. The decreases primarily reflect the impact of manufacturing cost reduction efforts that were made during the latter half of 2002.

Selling, general, and administrative expenses decreased $40 compared to the corresponding periods in 2002. The provision for uncollectible expense decreased $43 for the quarter and $25 for the year-to-date period. These decreases reflect the impact of increased collection performance in the 2003 periods. Administrative expenses, which were flat quarter-over-quarter, decreased on a year-to-date basis as the result of cost-control efforts. The decreases in both the quarter- and year-to-date periods were partially offset by increases attributable to pension and postretirement benefits plans driven by rising health care costs, unfavorable returns on pension assets due to weak capital markets and changes to plan assumptions regarding expected asset returns and health care inflation rates.

Depreciation and amortization was relatively flat for both the quarter and year-to-date periods.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's net income consisted of the following: in second quarter 2003, special items of $(1) related to severance costs and pension settlement losses; in year-to-date 2003, special items of $(505) included the cumulative effect of change in accounting principle and severance and pension costs; in second quarter 2002, special items of $1 related to severance costs and employee benefits related to workforce reduction; and in year-to-date 2002, special items of $(100) related to an unbilled receivable adjustment, severance costs and employee benefits related to workforce reduction.

--------------------------------------------------------------------------------
All Other Businesses
--------------------------------------------------------------------------------

All other businesses primarily consist of a captive insurance subsidiary and equity investments in wireless operations in Israel and Denmark and our former operations in Germany.


                                                       For the Three Months                  For the Six Months
                                                          Ended June 30,           %           Ended June 30,           %
 ------------------------------------------------------------------------------------------------------------------------------
                                                        2002         2003       Change       2002         2003       Change
 ------------------------------------------------------------------------------------------------------------------------------
 ------------------------------------------------------------------------------------------------------------------------------
 Segment operating revenues                                 $25          $25          *         $ 50         $ 52       4.0 %
 Segment operating expenses                                  15           13     -13.3 %          30           29      -3.3 %
                                                             --           --                      --           --
 Segment operating income                                    10           12      20.0 %          20           23      15.0 %
 Net earnings of equity affiliates                           15           11     -26.7 %          28           20     -28.6 %

 Segment net income                                        $ 21          $19      -9.5 %        $ 41         $ 36     -12.2 %


 Segment net income including unusual items                $ 21          $19           *       $ 898         $ 36          *

* Not meaningful.


Segment operating results

Revenues and expenses were derived primarily from the sale of insurance on customer premises equipment and amortization of deferred revenues related to a transaction with Crown Castle to monetize wireless towers in 1999. While revenues increased slightly, operating expenses remained flat, resulting in an improved segment operating income.

Net earnings of equity affiliates decreased $4 and $8 in the second quarter 2003 and year-to-date period 2003 as compared to the same periods in 2002, attributable to lower income from the operations in Israel, offset in the year-to-date period by the cessation of recording losses related to our former German operation subsequent to its sale during the first quarter of 2002.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's results consisted of the following: in second quarter and year-to-date 2003 and second quarter 2002, there were no special items excluded from this segment's results; in year-to-date 2002, special items of $857 related to a gain on the conversion of E-Plus, a loss on the sale of KPN stock, and a gain on the settlement of forward contracts associated with advances to E-Plus.


--------------------------------------------------------------------------------
Liquidity and Financial Condition
--------------------------------------------------------------------------------


Net cash provided by (used for):
                               For the Six Months
                                 Ended June 30,
                                2002          2003          Change
   -----------------------  -----------  ----------- --------------------
   -----------------------  -----------  ----------- ---------- ---------
   Operating activities..  $    4,193    $    4,426       233       5.6 %
   Investing activities..  $      (90)   $      239       329         *
   Financing activities..  $   (2,853)   $   (3,025)     (172)      6.0 %
   -----------------------  -----------  ----------- ---------- ---------
*  Not meaningful

Net cash provided by operating activities

Cash generated by operations increased $233 during 2003 compared to the prior year. The increase was driven primarily by working capital changes partially offset by lower operating cash flow in the Communications group driven primarily by revenue decreases.

Net cash used for investing activities

Capital expenditures

Capital expenditures consist primarily of (a) gross additions to property, plant and equipment having an estimated service life of one year or more, plus incidental costs of preparing the asset for its intended use, and (b) gross additions to capitalized software. Our capital expenditures during 2003 of $1,360 were incurred to support our wireline and wireless networks, to promote the introduction of new products and services and to increase operating efficiency and productivity. The decline in capital expenditures compared to the prior period relates primarily to targeted capital management and lower demand levels.

Other investing activities

In 2003, we received proceeds of $35 from the exercise of a put in a loan agreement with our Colombian partner and proceeds of $20 related to the sale of an equity investment in Brazil. In June 2003, we sold our entire interest in two real estate partnerships for net proceeds of $26. In conjunction with the sale, we received proceeds of $97 for the repayment of loans we had extended to the partnerships. In addition, we received $1,458 in net proceeds resulting from an early repayment by KPN of the entire outstanding balance of the loan we had extended to them and the settlement of related currency swaps.

Net cash used for financing activities

During the six months ended June 30, 2003 we utilized cash from operations to reduce long-term borrowings by $1,586 and short-term borrowings by $381. In addition, we paid dividends of 41 cents per share totaling $759. During 2003, we purchased 14.8 million shares of our common stock for an aggregate of $322. Our debt to total capitalization ratio of 44.6% at June 30, 2003 decreased from 49.2% at December 31, 2002. The six months ended June 30, 2002 included substantial reductions in commercial paper as well as dividend payments of 38 cents per share totaling $713.

Anticipated sources and uses of funds

Cash flows from operations are our primary source of cash for funding existing operations, capital expenditures, debt interest and principal payments, and dividend payments to shareholders. Should the need arise, however, we believe we are well positioned to raise capital in the public debt markets. At June 30, 2003, our corporate debt rating was A1 from Moody's Investor Service and A+ from Standard and Poor's. Our short-term credit rating at June 30, 2003 was P-1 from Moody's and A-1 from Standard and Poor's. Our authorized commercial paper program as of June 30, 2003 was $8.0 billion, with $1.5 billion outstanding. We believe that we have ready access to the commercial paper market in the event funding in excess of our operating cash flows is needed. We also have a syndicated line of credit in the amount of $1.5 billion that we would use in the event we are unable to access the commercial paper market. The line of credit contains no significant financial covenants or requirements for compensating balances. We do not have any balances outstanding under the line of credit. We also have a registration statement on file with the SEC under which $2.3 billion of long-term debt securities could be issued. While current liabilities exceed current assets, our sources of funds -- primarily from operations and, to the extent necessary, from readily available external financing arrangements -- are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the needs of our business for at least the next twelve months.

The majority of our operating cash flow is generated by our Communications group and Advertising and publishing segments. These segments generate sufficient cash flow to both cover their operating, investing and financing needs and provide excess cash to the corporate parent for corporate uses. The Latin America group is expected to generate sufficient cash to meet its operating needs. The Domestic Wireless segment, which consists entirely of our equity investment in Cingular, does not rely on BellSouth for funding; Cingular generates sufficient cash flow to meet its operating, investing and financing needs through its own operations or through its own financing activities.

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

In 2000, the shareholder initiated a process for appraising the value of approximately half of its interest in Telcel, but the process was not completed. The shareholder also has sent a letter purporting to exercise the balance of the Buy-back Rights under the Stock Purchase Agreement. We are currently in arbitration with our partner over alleged breaches by BellSouth and the shareholder of the Stock Purchase Agreement, including the timing of the valuation and whether the process was properly initiated in 2000. The arbitration does not directly involve the valuation of the balance of the Buy-back Rights. The shareholder is seeking damages and specific performance, and BellSouth is seeking, among other things, unspecified damages and a ruling that it has not breached the Stock Purchase Agreement in any respect. We expect the hearing on this matter to take place later this year. If the arbitration panel rules against BellSouth, it is possible that the appraised fair value of the shareholder's interest in Telcel could be substantially in excess of current value. At this time, the likely outcome of this arbitration cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

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

--------------------------------------------------------------------------------
Market Risk
--------------------------------------------------------------------------------

For a complete discussion of our market risks, you should refer to the caption "Quantitative and Qualitative Disclosure About Market Risk" in our 2002 annual report on Form 10-K as modified by the current report on Form 8-K, dated May 30, 2003. Our primary exposure to market risks relates to unfavorable movements in interest rates and foreign currency exchange rates. We do not anticipate any significant changes in our objectives and strategies with respect to managing such exposures.

--------------------------------------------------------------------------------
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
--------------------------------------------------------------------------------

Other than reductions in debt maturing within one year associated with debt retirements, there are no material changes with respect to off-balance sheet arrangements and aggregate contractual obligations as presented in our 2002 Form 10-K, as modified by the current report on Form 8-K dated May 30, 2003.

--------------------------------------------------------------------------------
Operating Environment and Trends of the Business
--------------------------------------------------------------------------------

Domestic Economic Trends

On average, the economy of the nine-state region tends to closely track the U.S. economy. Economic activity during the second quarter of 2003 remained sluggish, hampered by geopolitical concerns. The pace of economic growth is expected to improve during the latter half of 2003. Real gross domestic product is projected to grow at an average annual rate of 2.5 percent, slightly better than 2002's growth.

Real personal income growth in our region, estimated at 2.2 percent in 2002, is expected to reach 2.3 percent in 2003. Employment in the region, which has historically been closely correlated with various measures of BellSouth's business performance, is projected to rise 0.3 percent in 2003 after falling an estimated 0.6 percent in 2002. With 492,000 housing starts in the region in 2002, residential construction activity was at its strongest level since 1985-1986. Although it is unlikely to maintain that pace, residential construction in the region was still strong in the first quarter and 490,000 starts are projected for 2003. Historically, our business has generally followed the timing of the cycle in the overall economy, so we expect to see signs of recovery in our operations as the pace of economic activity improves during 2003.

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

Specifically, the regional Bell operating companies continue to be adversely affected by economic weakness, technology substitution, competition and regulatory burdens. In addition, smaller telecommunications competitors are in bankruptcy proceedings, raising questions about the ability of these companies to pay their obligations and their business models if they re-emerge from bankruptcy with significantly less leverage. Technology substitution from wireless services, DSL and cable telephony is expected to continue for the foreseeable future. Further, CLECs continue to use UNE-P as an alternative to facilities deployment, significantly reducing their costs. The widespread use of UNE-P enables competitive local exchange carriers to offer lower priced services, enabling them to gain market share. Meanwhile, the obligation to provide competitors with access to facilities under UNE-P significantly reduces the revenue and margins of the regional Bell operating companies. The FCC is considering the effects of UNE-P pricing and availability in the triennial review of its policies on unbundled network elements. The FCC announced decisions in that proceeding on February 20, 2003, but has not yet issued the required order and rules that provide the legal content of the decisions. We believe the ability to offer long distance services gives us product parity to influence customer retention and reacquisition but will do little to offset the reduced margin effects of current UNE-P pricing.

Over the next 12 to 24 months, we expect to see continued growth in our wholesale and retail DSL subscribers and a significant increase in our long-distance subscriber base.

In the domestic wireless area, increasing competition, market saturation and a weak economy will likely cause continued pricing pressures and the increase in subscribers to continue at a moderate level in comparison to historical growth rates.

Other Matters in the Domestic Business

We have contractual arrangements with WorldCom, Inc. (which now calls itself
MCI) and/or its subsidiaries related to interconnection of our networks, provision of telecommunication services and purchase of WorldCom's accounts receivables in connection with a billing and collection agreement. Monthly billings to WorldCom are approximately $50 while monthly payables under the billing and collection agreement are approximately $35.

On July 21, 2002, WorldCom and certain of its subsidiary corporations filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. A plan of reorganization was filed in April 2003 and is scheduled for a confirmation hearing in early September 2003. On July 25, 2003, WorldCom filed a motion with the Bankruptcy court requesting approval of a settlement with us regarding pre-petition and post-petition claims through April 30, 2003. As of April 30, 2003, we had not paid certain pre-petition amounts due WorldCom primarily related to a billing and collection agreement pending this settlement. In addition, WorldCom had not paid us a lesser amount they owed us for purchases of telecommunications services. As a result of the settlement, we will make a net payment of $81 to WorldCom representing the negotiated difference between the amounts owed. The income statement impact of the settlement is insignificant. The settlement also resolves numerous business issues that existed between the parties and with certain exceptions, releases all claims arising on or before April 30, 2003. The settlement will be final upon the effective date of the plan of reorganization.


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

Foreign Risks

Our reporting currency is the U.S. Dollar. However, most of our revenues are generated in the currencies of the countries in which we operate. In addition, many of our operations and equity investees hold U.S. Dollar-denominated short and long-term debt. The currencies of many Latin America countries have experienced substantial volatility and depreciation in the past. Declines in the value of the local currencies in which we are paid relative to the U.S. Dollar will cause local currency-denominated revenues and expenses in U.S. Dollar terms to decrease and U.S. Dollar-denominated assets and liabilities to increase in local currency terms. Where we consider it to be economically feasible, we attempt to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts or similar instruments as a vehicle for hedging; however, a substantial amount of our exposure is unhedged.

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

Economic, social and political conditions in Latin America are, in some countries, unfavorable and volatile, which have adversely affected our operations. These conditions are making it difficult for us to continue development of our business, generate revenues or achieve or sustain profitability in some countries, and could have this effect throughout the region. Historically, recessions and volatility have been primarily caused by: monetary, exchange rate and/or fiscal policies; currency devaluations; significant governmental influence over many aspects of local economies; political and economic instability; unexpected changes in regulatory requirements; social unrest or violence; slow or negative economic growth; imposition of trade barriers; and wage and price controls. Our Latin America business has been materially and adversely affected by the recent political and economic crises in Argentina, Brazil and Venezuela. Other operations in the region could be materially adversely affected if these crises spread to other Latin America countries.

Most or all of these factors have occurred at various times in the last two decades in our core Latin America markets. We have no control over these matters. Economic conditions in Latin America are generally less attractive than those in the U.S., and poor social, political and economic conditions may limit use of our services, which may adversely impact our business.

Legal Matters

We are involved in numerous legal proceedings associated with state and federal regulatory matters. While complete assurance cannot be given as to the outcome of these matters, we believe that any financial impact would not be material, individually or in the aggregate, to our results of operations, financial position or cash flows. See Note L to our consolidated interim financial statements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to BellSouth (including consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

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

PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings


As previously disclosed, from August through October 2002 several individual shareholders filed substantially identical class action lawsuits against BellSouth and three of its senior officers alleging violations of the federal securities laws. The cases have been consolidated in the United States District Court for the Northern District of Georgia and are captioned In re BellSouth Securities Litigation. Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, the court has appointed a Lead Plaintiff. The Lead Plaintiff filed a Consolidated and Amended Class Action Complaint on or about July 15, 2003 and named four outside directors as additional defendants. The Consolidated and Amended Class Action Complaint alleges that during the period November 7, 2000 through February 19, 2003, the Company (1) overstated the unbilled receivables balance of its advertising and publishing subsidiary;
(2) failed to properly implement SAB 101 with regard to its recognition of advertising and publishing revenues; (3) improperly billed competitive local exchange carriers (CLEC) to inflate revenues, (4) failed to take a reserve for refunds that ultimately came due following litigation over late payment charges and (5) failed to properly write down goodwill of its Latin American operations. The plaintiffs are seeking an unspecified amount of damages, as well as attorneys' fees and costs. At this early stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.


In February 2003, a similar complaint was filed in the Superior Court of Fulton County, Georgia on behalf of participants in BellSouth's Direct Investment Plan alleging violations of Section 11 of the Securities Act. Defendants removed this action to federal court pursuant to the provisions of the Securities Litigation Uniform Standards Act of 1998. On or about July 3, 2003, the federal court issued a ruling that the case should be remanded to Fulton County Superior Court. Defendants are seeking permission to appeal this determination. The plaintiffs are seeking an unspecified amount of damages, as well as attorneys' fees and costs. At this early stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

As previously disclosed, in September and October 2002 three substantially identical class action lawsuits were filed in the United States District Court for the Northern District of Georgia against BellSouth, its directors, three of its senior officers, and other individuals, alleging violations of the Employee Retirement Income Security Act ("ERISA"). The cases have been consolidated and on April 21, 2003, a Consolidated Complaint was filed. The plaintiffs, who seek to represent a putative class of participants and beneficiaries of BellSouth's 401(k) plan (the "Plan"), allege in the Consolidated Complaint that the company and the individual defendants breached their fiduciary duties in violation of ERISA, by among other things, (1) failing to provide accurate information to the Plan participants and beneficiaries; (2) failing to ensure that the Plan's assets were invested properly; (3) failing to monitor the Plan's fiduciaries;
(4) failing to disregard Plan directives that the defendants knew or should have known were imprudent and (5) failing to avoid conflicts of interest by hiring independent fiduciaries to make investment decisions. The plaintiffs are seeking an unspecified amount of damages, injunctive relief, attorneys' fees and costs. Certain underlying factual allegations regarding BellSouth's advertising and publishing subsidiary and it's Latin American operation are substantially similar to the allegations in the putative securities class action captioned In re BellSouth Securities Litigation, which is described above. At this early stage of the litigation, the likely outcome of the cases cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on April 28, 2003. The voting results were as follows:

         Number of Shares Outstanding as of Record Date:      1,897,161,787
         Number of Shares Present:                            1,548,230,291

         Percent of Shares Present:                                  81.61%

Proposal 1:       Election of Directors
                                       For                   Withheld
                              --------------------    --------------------
                              --------------------    --------------------
   J. Hyatt Brown                   1,500,724,775              47,505,516
   James P. Kelly                   1,496,912,105              51,318,186
   Eugene F. Murphy                 1,447,051,035             101,179,256
   Robin B. Smith                   1,444,605,780             103,624,511
   William S. Stravropoulos         1,501,415,709              46,814,582

The term of the following directors continued after the meeting:

         F. Duane Ackerman
         Reuben V. Anderson
         James H. Blanchard
         Armando Codina
         Kathleen F. Feldstein
         Joseph M. Magliochetti
         Leo F. Mullin


Proposal 2:       Ratification of Independent Accountants

          For               Against           Abstain
   -----------------    ---------------    --------------
   -----------------    ---------------    --------------

     1,421,411,398        109,556,476        17,262,417


Proposal 3:       Shareholder Proposal re: Indexing Stock Options

          For               Against           Abstain        Broker Non-Votes
   -----------------    ---------------    --------------    ----------------
   -----------------    ---------------    --------------    ----------------

       300,053,592        949,374,136        38,565,593        260,236,970

Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits:

     Exhibit
      Number

          4a        No instrument which defines the rights of holders of our
                    long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such
                    instrument to the SEC upon request.
      10hh-4        Agreement dated May 19, 2003 with Ronald M. Dykes
      10jj-2        The Amended and Restated BellSouth Officer Compensation
                    Deferral Plan Effective April 1, 2003 As Amended
          11        Computation of Earnings Per Common Share
          12        Computation of Ratio of Earnings to Fixed Charges
        31-a        Section 302 Certification of F. Duane Ackerman
        31-b        Section 302 Certification of Ronald M. Dykes
          32        Statement Required by 18 U.S.C. Section 1350, as adopted
                    pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

Date of Event              Subject

   May 30, 2003             Restatement of Financial Statements to reflect the
                            adoption of the fair value expense recognition provisions of SFAS No. 123, "Accounting for
                            Stock-Based Compensation."

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


August 4, 2003

                                  EXHIBIT INDEX

     Exhibit
     Number

     4a No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such instrument to the SEC upon request.

     10hh-4       Agreement dated May 19, 2003 with Ronald M. Dykes

     10jj-2 The Amended and Restated BellSouth Officer Compensation Deferral Plan Effective April 1, 2003 As Amended

     11           Computation of Earnings Per Common Share

     12           Computation of Ratio of Earnings to Fixed Charges

     31-a         Section 302 Certification of F. Duane Ackerman

     31-b         Section 302 Certification of Ronald M. Dykes

     32 Statement Required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002