Form 10-Q
period 2003-09-30
BELLSOUTH CORP
filed 2003-11-10
CIK 732713

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

      ---------------------------------------------------------------------


                                    FORM 10-Q
                                   (Mark One)


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __X__ No _____

At October 31, 2003, there were 1,848,116,955 common shares outstanding.

                                Table of Contents


 Item                                                                     Page
                                     Part I
   1.  Unaudited Financial Statements
            Consolidated Statements of Income .....................         3
            Consolidated Balance Sheets ...........................         4
            Consolidated Statements of Cash Flows .................         5
            Consolidated Statements of Shareholders' Equity
               And Comprehensive Income ...........................         6
            Notes to Consolidated Financial Statements ............         7

   2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations.........................        21

   3.  Qualitative and Quantitative Disclosures about Market Risk..        39

   4.  Controls and Procedures.....................................        39

                                     Part II

   6.  Exhibits and Reports on Form 8-K ...........................        40

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)


                                                                         For the Three Months           For the Nine Months
                                                                         Ended September 30,            Ended September 30,
                                                                         2002            2003            2002           2003
--------------------------------------------------------------------- ----------- -- ------------ -- ----------- -- ------------
--------------------------------------------------------------------- ----------- -- ------------ -- ----------- -- ------------
                                                                          (As                             (As
                                                                        adjusted                       adjusted
                                                                       - Note D)                      - Note D)
Operating Revenues:
    Communications group                                                  $4,469         $ 4,626       $ 13,745        $ 13,679
    Latin America                                                            494             587          1,747           1,659
    Advertising and publishing                                               458             501          1,212           1,515
    All other                                                                 13              14             44              40
                                                                      -----------    ------------    -----------    ------------
        Total Operating Revenues                                           5,434           5,728         16,748          16,893

Operating Expenses:
    Cost of services and products (excludes depreciation
        and amortization shown separately below)                           1,879           2,038          5,718           5,979
    Selling, general, and administrative expenses                          1,024           1,032          3,243           3,217
    Depreciation and amortization                                          1,161           1,052          3,492           3,136
    Provisions for restructuring and asset impairments                       328              52            685             193
                                                                      -----------    ------------    -----------    ------------
        Total Operating Expenses                                           4,392           4,174         13,138          12,525

Operating income                                                           1,042           1,554          3,610           4,368
Interest expense                                                             291             260            896             805
Gain (loss) on sale of operations                                              -               -          1,335             (75)
Net (losses) earnings of equity affiliates                                   114              82             (8)            435
Foreign currency transaction gains (losses)                                    8              (7)          (637)            137
Other income (expense), net                                                   89              73            100             244
                                                                      -----------    ------------    -----------    ------------

Income Before Income Taxes and Cumulative Effect of
    Changes in Accounting Principle                                          962           1,442          3,504           4,304
Provision for Income Taxes                                                   322             506          1,470           1,502
                                                                      -----------    ------------    -----------    ------------
Income Before Cumulative Effect of Changes in Accounting Principle           640             936          2,034           2,802

Cumulative Effect of Changes in Accounting Principle, Net of Tax               -               -         (1,285)            315
                                                                      -----------    ------------    -----------    ------------

         Net Income                                                       $  640          $  936         $  749        $  3,117
                                                                      ===========    ============    ===========    ============
                                                                      ===========    ============    ===========    ============


Weighted-Average Common Shares Outstanding:
    Basic                                                                  1,867           1,847          1,874           1,851
    Diluted                                                                1,871           1,851          1,881           1,854
Dividends Declared Per Common Share                                        $0.20           $0.23          $0.59           $0.67

Basic Earnings Per Share:
    Income Before Cumulative Effect of Changes in Accounting
        Principle                                                          $0.34           $0.51          $1.09           $1.51
    Cumulative Effect of Accounting Changes                                    -               -         $(0.69)          $0.17
    Net Income                                                             $0.34           $0.51          $0.40           $1.68
Diluted Earnings Per Share:
    Income Before Cumulative Effect of Changes in Accounting
        Principle                                                          $0.34           $0.51          $1.08           $1.51
    Cumulative Effect of Accounting Changes                                    -               -         $(0.68)          $0.17
    Net Income                                                             $0.34           $0.51          $0.40           $1.68


              The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                           December 31,        September 30,
                                               2002                2003
                                       -----------------------------------------
                                           (as adjusted          (unaudited)
                                             note D)
ASSETS
Current Assets:
     Cash and cash equivalents          $         2,482       $         5,025
     Accounts receivable, net of
       allowance for uncollectibles
       of $476 and $461                           4,129                 3,013
     Material and supplies                          313                   329
     Other current assets                           938                   932
                                         -----------------     -----------------
      Total current assets                        7,862                 9,299
                                         -----------------     -----------------

Investments and advances                          9,741                 8,394
Property, plant and equipment, net               23,445                23,765
Deferred charges and other assets                 5,726                 5,756
Goodwill                                            347                   346
Intangible assets, net                            2,358                 2,262
                                         -----------------     -----------------
       Total assets                     $        49,479       $        49,822
                                         =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Debt maturing within one year      $         5,114       $         3,347
     Accounts payable                             1,572                 1,294
     Other current liabilities                    2,897                 3,701
                                         -----------------     -----------------
       Total current liabilities                  9,583                 8,342
                                         -----------------     -----------------

Long-term debt                                   12,283                11,646
                                         -----------------     -----------------

Noncurrent liabilities:
     Deferred income taxes                        4,452                 5,352
     Other noncurrent liabilities                 5,255                 4,810
                                         -----------------     -----------------
       Total noncurrent liabilities               9,707                10,162
                                         -----------------     -----------------

Shareholders' equity:
     Common stock, $1 par value
       (8,650 shares authorized;
        1,860 and 1,848 shares
        outstanding)                              2,020                 2,020
     Paid-in capital                              7,546                 7,656
     Retained earnings                           14,531                16,251
     Accumulated other
       comprehensive income (loss)                 (740)                 (771)
     Shares held in trust and
       treasury                                  (5,372)               (5,488)
     Guarantee of ESOP debt                         (79)                    4
                                         -----------------     -----------------
             Total shareholders' equity          17,906                19,672
                                         -----------------     -----------------

             Total liabilities and
               shareholders' equity     $        49,479       $        49,822
                                         =================     =================









              The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(Unaudited)

                                                 For the Nine Months
                                                 Ended September 30,
                                                2002             2003
-----------------------------------------------------------------------------
                                            (As adjusted
                                              - Note D)
Cash Flows from Operating Activities:
Net Income                                 $        749     $       3,117
Adjustments to net income:
    Depreciation and amortization                 3,492             3,136
    Provision for uncollectibles                    617               423
    Net losses (earnings) of equity
      affiliates                                      8              (435)
    Minority interests in income
      (loss) of subsidiaries                        (80)               30
    Deferred income taxes and
      investment tax credits                        990               963
    Net losses on sale or impairment
      of equity securities                          388                 7
    Pension income                                 (618)             (401)
    Pension settlement losses                       107                87
    Curtailment and termination
      benefit charges                                60                 -
    Asset impairments                                81                52
    Stock-based compensation expense                132               102
    Unbilled receivable adjustment                  163                 -
    Foreign currency transaction
      (gains) losses                                637              (137)
    Cumulative effect of changes in
      accounting principles                       1,285              (539)
    (Gain) loss on sale of operations            (1,335)               75
Net Change in:
    Accounts receivable and other
      current assets                                 (9)               (69)
    Accounts payable and other
      current liabilities                           (62)               339
    Deferred charges and other assets               (23)              242
    Other liabilities and deferred
      credits                                        (9)             (139)
Other reconciling items, net                        (40)               42
-----------------------------------------------------------------------------
    Net cash provided by operating
      activities                                  6,533             6,895
-----------------------------------------------------------------------------

Cash Flows from Investing Activities:
Capital expenditures                             (2,863)           (2,124)
Investments in and advances to equity
  affiliates                                       (281)                -
Investments in debt and equity
  securities                                        (28)              (61)
Proceeds from sale of securities and
  operations                                      1,472                82
Proceeds from repayment of loans and
  advances                                          432             1,899
Settlement of derivatives on advances                85              (352)
Other investing activities, net                      (8)              (17)
-----------------------------------------------------------------------------
    Net cash provided by (used for)
      investing activities                       (1,191)             (573)
-----------------------------------------------------------------------------

Cash Flows from Financing Activities:
Net repayments of short-term debt                (1,130)             (411)
Proceeds from long-term debt                          8                 1
Repayments of long-term debt                     (1,219)           (1,893)
Dividends paid                                   (1,088)           (1,183)
Purchase of treasury shares                        (455)             (322)
Other financing activities, net                       -                29
-----------------------------------------------------------------------------
    Net cash used by financing
      activities                                 (3,884)           (3,779)
-----------------------------------------------------------------------------

Net increase in cash and cash
  equivalents                              $      1,458     $       2,543
Cash and cash equivalents at
  beginning of period                               592             2,482
-----------------------------------------------------------------------------
Cash and cash equivalents at end of
  period                                   $      2,050     $       5,025
-----------------------------------------------------------------------------

              The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (IN MILLIONS)
(Unaudited)


                                           Number of Shares                                  Amount
                                           ------------------    -------------------------------------------------------------------
                                                       (a)                                    Accum.    (a)
                                                     Shares                                   Other    Shares
                                                     Held in                                  Compre-  Held in
                                                     Trust                                    hensive  Trust      Guarantee
                                             Common  and           Common  Paid-in  Retained  Income   and        of ESOP
                                              Stock  Treasury       Stock  Capital  Earnings  (Loss)   Treasury   Debt        Total
 Balance (as adjusted see Note D)
    at December 31, 2001                      2,020    (143)      $ 2,020  $ 7,368  $ 14,805  $ (294)  $ (4,996)  $ (145)  $ 18,758


 Net Income                                                                              749                                    749
 Other comprehensive income, net of tax
      Foreign currency translation
         adjustment                                                                             (502)                          (502)
      Net unrealized losses on
         securities                                                                              (33)                           (33)
      Net unrealized gains on
         derivatives (b)                                                                          14                             14
 Total comprehensive income (d)                                                                                                 228
 Dividends declared                                                                   (1,108)                                (1,108)
 Share issuances for employee benefit
    plans                                                 4                     (3)      (70)               117                  44
 Stock-based compensation                                                      132                                              132
 Purchase of stock by grantor trust                       -                              (18)                18                   -
 Purchase of treasury stock                             (19)                                               (490)               (490)
 ESOP activities and related tax benefit                                                   2                          76         78

 Balance at September 30, 2002                2,020    (158)      $ 2,020  $ 7,497  $ 14,360  $ (815)  $ (5,351)  $  (69)  $ 17,642






 Balance (as adjusted see Note D)
    at December 31, 2002                      2,020    (160)      $ 2,020  $ 7,546  $ 14,531  $ (740)  $ (5,372)  $  (79)  $ 17,906


 Net Income                                                                            3,117                                  3,117
 Other comprehensive income, net of tax
      Foreign currency translation
         adjustment (c)                                                                          (41)                           (41)
      Net unrealized gains on securities                                                          21                             21
      Net unrealized losses on
         derivatives (b)                                                                         (11)                           (11)
 Total comprehensive income                                                                                                   3,086
 Dividends declared                                                                   (1,237)                                (1,237)
 Share issuances for employee benefit
    plans                                                 3                    (14)      (50)                94                  30
 Stock-based compensation                                                      102                                              102
 Purchase of stock by grantor trust                       -                             (112)               112                   -
 Purchase of treasury stock                             (15)                                               (322)               (322)
 Tax benefit related to stock options                                           22                                               22
 ESOP activities and related tax benefit                                                   2                           83        85

 Balance at September 30, 2003                2,020    (172)      $ 2,020  $ 7,656  $ 16,251  $ (771)  $ (5,488)  $     4  $ 19,672

(a) Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of September 30, 2002, there were approximately 37 shares held in trust and 121 shares held in treasury. As of September 30, 2003, there were approximately 49 shares held in trust and 123 shares held in treasury.

(b) Net unrealized gains on derivatives include an adjustment for realized gains of $31 in 2002 and $20 in 2003.

(c) Foreign currency translation adjustment includes an adjustment for realized losses of $86 in 2003.

(d) Total comprehensive income for third quarter 2002 was $301. Total comprehensive income for third quarter 2003 was $944.





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

                                      For the Three Months   For the Nine Months
                                       Ended September 30,   Ended September 30,
                                        2002         2003     2002         2003

Basic common shares outstanding ....   1,867         1,847    1,874        1,851
Incremental shares from stock
    options and benefit plans.......       4             4        7            3
Diluted common shares outstanding ..   1,871         1,851    1,881        1,854

The earnings amounts used for per-share calculations are the same for both the basic and diluted methods. Outstanding options to purchase 79 million shares for the three months ended September 30, 2002 and 64 million shares for the nine months ended September 30, 2002 were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common stock or the effect was anti-dilutive. Outstanding options to purchase 94 million shares for the three months ended September 30, 2003 and 92 million shares for the nine months ended September 30, 2003 were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common stock or the effect was anti-dilutive.

NOTE C - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Derivative Instruments and Hedging Activities

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for and definition of derivative instruments and hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.

Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. This Statement was effective beginning July 1, 2003.

On November 7, 2003, FASB Staff Position (FSP) FAS 150-3 was issued deferring the effective date for the measurement provisions of paragraphs 9 and 10 of FAS 150, as they apply to mandatorily redeemable non-controlling interests (e.g. minority interests in finite-lived entities). The FSP indicated, however, that the disclosure requirements of FAS 150 continue to apply. The majority of our consolidated entities in Latin America where we have minority partners have finite lives, generally 99 years as a function of law. While there are no provisions in the shareholder agreements that require liquidation upon expiration of the corporations' stated life, the guidance in FAS 150 requires the minority interest to be recorded on the balance sheet at settlement value as if the minority interest will be liquidated at that time.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE C - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

The FASB has not provided adequate guidance or time to evaluate and measure the associated settlement value of minority interests in these entities. At this time, it is not practical for us to estimate for disclosure purposes the impact of applying the measurement guidance in the event those provisions are ever implemented. Based on the currently available information, we do not expect the amounts to have a material impact on our results of operations, financial position or cash flows.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarified the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. All companies with variable interests in variable interest entities created after January 31, 2003, must apply the provisions of this Interpretation to those entities immediately. A public company with a variable interest in a variable interest entity created before February 1, 2003, must apply the provisions of this Interpretation to that entity no later than the beginning of the first interim or annual reporting period after December 15, 2003. For variable interest entities for which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 may be applied by restating previously issued financial statements or prospectively from the date of adoption. We have evaluated our investments and concluded that neither Cingular nor any of our other equity method investments qualify as a "variable interest entity" as described in FIN 46. Accordingly, none of our investments qualified for consolidation under FIN 46 and our accounting treatment of these entities remains unchanged.

Revenue Recognition for Multi-Element Deliverables

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Element Deliverables. The issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The issue also supersedes certain guidance set forth in Staff Accounting Bulletin No. 101 (SAB
101), Revenue Recognition in Financial Statements. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. We adopted this new pronouncement effective July 1, 2003 on a prospective basis. The impacts of adoption did not have a material impact on our results of operations, financial position and cash flows.

NOTE D - CHANGES IN ACCOUNTING PRINCIPLE

Stock Options

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for stock-based employee compensation. Previously, we applied the intrinsic value method permitted under SFAS No. 123 in accounting for our stock-based compensation plans. Compensation cost related to stock options was not reflected in previously reported results, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. We elected to adopt the fair value recognition method using the retroactive restatement alternative provided by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, all prior periods presented have been restated to reflect the compensation cost that would have been recorded had the fair value expense recognition provisions of SFAS No. 123 been applied. Stock-based compensation expense related to stock options included in operating expenses are as follows:

                               For the Three Months       For the Nine Months
                                Ended September 30,       Ended September 30,
                                 2002         2003         2002         2003
Compensation expense related
     to stock options ...........$ 40         $ 29        $ 124         $ 86

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

In connection with the adoption of this standard, we were required to remove existing accrued net costs of removal in excess of the related estimated salvage from our accumulated depreciation for those accounts. The adjustment is reflected in the first quarter income statement as a cumulative effect of accounting change adjustment and on the balance sheet as an increase to net plant and equipment of $1,334 and an increase to deferred income taxes of $518. The cumulative effect of the change increased net income by $816 or $0.44 per share for the nine months ended September 30, 2003.

Since we previously accrued for net cost of removal through our depreciation rates, depreciation expense was lower in 2003 than it otherwise would have been absent this change in accounting by approximately $34 in the three months ended September 30, 2003 and $100 in the nine months ended September 30, 2003. We are expensing net cost of removal as incurred beginning January 1, 2003 for the affected plant accounts. Cost of removal expensed was approximately $8 for the three months ended September 30, 2003 and $26 for the nine months ended September 30, 2003.

Revenue Recognition for Publishing Revenues

Effective January 1, 2003, we changed our method for recognizing revenues and expenses related to our directory publishing business from the publication and delivery method to the deferral method. Under the publication and delivery method, we recognized 100% of the revenues and direct expenses at the time the directories were published and delivered to end-users. Under the deferral method, revenues and direct expenses are recognized ratably over the life of the related directory, generally 12 months. The change in accounting method recorded in the first quarter 2003 is reflected in the income statement as a cumulative effect of accounting change adjustment and on the balance sheet as a decrease to accounts receivable of $845, increase to other current assets of $166, increase to current liabilities of $129, and a decrease to deferred income taxes of $307. The cumulative effect of the change resulted in a decrease to net income of $501 or $0.27 per share for the nine months ended September 30, 2003.

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

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE D - CHANGES IN ACCOUNTING PRINCIPLE (Continued)


                                                                    For the Three Months Ended September 30,
                                                   ----------------------------------------------------------------------------
                                                       2002           SFAS No.       Directory        2002            2003
                                                    As Adjusted          143        Publishing      Pro Forma
                                                   ------------------------------------------------------------    ------------

Total Operating Revenue                             $     5,434       $       -      $      58      $   5,492       $   5,728

Operating Expenses
  Cost of services and products                           1,879               8             20          1,907           2,038
  Selling, general, and administrative expenses           1,024               -             18          1,042           1,032
  Depreciation and amortization                           1,161             (34)             -          1,127           1,052
  Provision for restructuring and asset
    impairments                                             328               -              -            328              52
                                                   --------------    ------------   ------------   ------------    ------------
    Total operating expenses                              4,392             (26)            38          4,404           4,174
Operating income                                          1,042              26             20          1,088           1,554
Non-operating income (expense), net                         (80)              -              -            (80)           (112)
                                                   --------------    ------------   ------------   ------------    ------------
Income before income taxes and cumulative effect
  of changes in accounting principle                        962              26             20          1,008           1,442
Provision for income taxes                                  322               9              8            339             506
                                                   --------------    ------------   ------------   ------------    ------------
Income before cumulative effect of changes in
  accounting principle                                      640              17             12            669             936
Cumulative effect of changes in accounting
  principle, net of tax                                       -               -              -              -               -
                                                   --------------    ------------   ------------   ------------    ------------
    Net Income                                      $       640       $      17      $      12      $     669       $     936
                                                   ==============    ============   ============   ============    ============
Basic earnings per share*:
  Income before cumulative effect of changes in
    accounting principle                                 $ 0.34          $ 0.01         $ 0.01         $ 0.36          $ 0.51
  Net income                                             $ 0.34          $ 0.01         $ 0.01         $ 0.36          $ 0.51
Diluted earnings per share*:
  Income before cumulative effect of changes in
    accounting principle                                 $ 0.34          $ 0.01         $ 0.01         $ 0.36          $ 0.51
  Net income                                             $ 0.34          $ 0.01         $ 0.01         $ 0.36          $ 0.51



                                                                     For the Nine Months Ended September 30,
                                                   ----------------------------------------------------------------------------
                                                       2002           SFAS No.       Directory        2002            2003
                                                    As Adjusted          143        Publishing      Pro Forma
                                                   ------------------------------------------------------------    ------------


Total Operating Revenue                             $    16,748       $       -      $     211      $  16,959       $  16,893

Operating Expenses
  Cost of services and products                           5,718              24             62          5,804           5,979
  Selling, general, and administrative expenses           3,243               -             42          3,285           3,217
  Depreciation and amortization                           3,492            (100)             -          3,392           3,136
  Provision for restructuring and asset
    impairments                                             685               -              -            685             193
                                                   --------------    ------------   ------------   ------------    ------------
    Total operating expenses                             13,138             (76)           104         13,166          12,525
Operating income                                          3,610              76            107          3,793           4,368
Non-operating income (expense), net                        (106)              -              -           (106)            (64)
                                                   --------------    ------------   ------------   ------------    ------------
Income before income taxes and cumulative effect
  of changes in accounting principle                      3,504              76            107          3,687           4,304
Provision for income taxes                                1,470              27             41          1,538           1,502
                                                   --------------    ------------   ------------   ------------    ------------
Income before cumulative effect of changes in
  accounting principle                                    2,034              49             66          2,149           2,802
Cumulative effect of changes in accounting
  principle, net of tax                                  (1,285)              -             -         (1,285)            315
                                                   --------------    ------------   ------------   ------------    ------------
    Net Income                                      $       749       $      49      $      66        $   864       $   3,117
                                                   ==============    ============   ============   ============    ============

Basic earnings per share*:
  Income before cumulative effect of changes in
    accounting principle                                 $ 1.09          $ 0.03         $ 0.04         $ 1.15          $ 1.51
  Net income                                             $ 0.40          $ 0.03         $ 0.04         $ 0.46          $ 1.68
Diluted earnings per share*:
  Income before cumulative effect of changes in
    accounting principle                                 $ 1.08          $ 0.03         $ 0.04         $ 1.14          $ 1.51
  Net income                                             $ 0.40          $ 0.03         $ 0.04         $ 0.46          $ 1.68
*Earnings per share amounts do not sum due to rounding.

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

In October 2003, we closed a settlement agreement and transferred our equity interests in BCP, a wireless communications company that operates in the state of Sao Paulo Brazil, to BCP's senior secured creditors. In addition, under a separate agreement, we agreed to sell our debt in BCP to these creditors. The timing of the debt sale, as well as the consideration to be received, depends on a number of factors, including the creditors' obtaining proceeds from other subsequent transactions they contemplate with respect to BCP. The sale of the BCP debt is not expected to generate material proceeds. We will recognize cumulative foreign currency translation losses in connection with the exit from BCP. The cumulative foreign currency translation losses related to this investment were $182 at September 30, 2003. Any proceeds received in exchange for the BCP debt will partially offset these losses.

Colombia

In January 2003, we received proceeds of $35 from the exercise of a put in our loan participation agreement with our Colombian partner. As a result, no gain or loss was recognized.

Note Receivable from KPN

In April 2003, we received net proceeds of $1,458 resulting from an early repayment by KPN of the entire outstanding balance of a Euro loan we had extended to KPN and the settlement of related currency swaps. The net proceeds include $1,802 for the full face value of the loan and $8 for accrued interest; reduced by a settlement of a $352 liability associated with foreign currency swap contracts. As a result of the early repayment and settlement of the currency contracts, we recorded a gain of $20, or $13 net of tax.

Cingular

The following table displays the summary combined financial information of Cingular, our wireless equity method business in which we own 40%. These amounts are shown on a 100% basis.

                          For the Three Months Ended   For the Nine Months Ended
                                 September 30,                September 30,
                              2002           2003           2002           2003

    Revenues  ...........   $ 3,779         $ 3,954      $ 11,070       $ 11,330
    Operating income ....     $ 616           $ 488       $ 2,005        $ 1,960
    Net income ..........     $ 293           $ 177       $ 1,026        $ 1,006

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

NOTE F - PURCHASE OF TREASURY SHARES

In July 2002, we announced our intention to purchase up to $2 billion of our outstanding common stock through December 31, 2003. As of September 30, 2003, our total purchases under this plan were 29.6 million shares for an aggregate cost of $678. During the nine months ended September 30, 2003, we purchased 14.8 million shares of our common stock for an aggregate cost of $322. There were no purchases during third quarter 2003. During the nine months ended September 30, 2002 we purchased 18.5 million shares for an aggregate cost of $490. During third quarter 2002, we purchased 10.9 million shares of our common stock in the open market for approximately $255, which included $220 of cash payments and $35 of purchases that settled in October 2002.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE G - WORKFORCE REDUCTION AND RESTRUCTURING

Based on ongoing challenges in the telecom industry, continued economic pressures and the uncertainty resulting from recent Federal Communications Commission (FCC) regulatory rulings, we initiated workforce reductions of approximately 2,100 positions during the nine months ended September 30, 2003. The positions are primarily in network operations where the volume of work has substantially decreased. An accrual was recorded in accordance with the provisions of SFAS No. 112, "Employers Accounting for Postemployment Benefits," and consisted of cash severance, outplacement and payroll taxes related to ongoing separation pay plans.

The following table summarizes activity associated with the workforce reduction and restructuring liability for the nine months ended September 30, 2003:

                                              Type of Cost
                                    ---------------------------------
                                       Employee         Other Exit
                                     Separations           Costs          Total

   Balance at December 31, 2002......   $ 84                $ 31          $ 115
   Additions.........................     76                   1             77
   Deductions........................   (138)                (26)          (164)
   Balance at September 30, 2003.....   $ 22                 $ 6           $ 28


The $76 in additions to the accrual associated with employee separations relate to accruals for estimated payments for the current year workforce reductions. Deductions of $138 consist of $113 in cash severance payments and $22 for adjustments to the accrual due to estimated demographics being different than actual demographics of employees that separated from the company. Deductions from the accrual for other exit costs consist primarily of cash payments of $18 settling liabilities for early contract terminations.

As a result of the work force reductions, lump-sum distributions from the pension plan exceeded the settlement threshold, which is equal to the sum of the service and interest costs components of net periodic pension costs. This resulted in the recognition of settlement losses of $87, or $53 net of tax, in the year-to-date period.

NOTE H - ASSET IMPAIRMENT

In September 2003, a decision was reached to abandon a software project related to a network operations system. The project was terminated due to changes in the business since the initiation of the project and an assessment of the remaining costs to complete the project. As a result, we recorded an asset impairment charge of $52, or $32 net of tax, to write-off capitalized software associated with the project.

NOTE I - DEBT

During the second quarter of 2003 we redeemed $300 of 40-year, 7.5% debentures, due June 15, 2033. The redemption price was 104.75% of the principal amount resulting in a loss of $18, or $11 net of tax, on the early extinguishment of this debt.

NOTE J - DERIVATIVE FINANCIAL INSTRUMENTS

During the third quarter of 2003 we entered into two interest rate swap contracts exchanging fixed for variable rate interest payment obligations without the exchange of the underlying principal amounts. These fair value swaps, which qualify for hedge accounting and we believe are 100% effective, have an aggregate notional amount of $200 at September 30, 2003. During the three months ended September 30, 2003, the average variable rate paid was 2.52% and the fixed rate received was 5.38%. At September 30, 2003, the estimated fair value of the swaps is $7 and is included in the Deferred charges and other assets line item of the balance sheet. The gain recognized in earnings to record the swap on the balance sheet is offset by the adjustment to the related hedged liabilities for a net zero impact to earnings.

NOTE K - STEP ACQUISITION IN ARGENTINA

In August 2003, we purchased an additional 21.7% of our wireless operation in Argentina for a nominal amount. The transaction increased our ownership of the operation to 86.7%. We consolidated this operation prior to this additional purchase. Additionally, we have been recording 100% of the earnings/losses of the operation since 2002, when the minority partner's equity accounts were exhausted and we ceased allocating losses to the minority interests. Accordingly, this additional purchase did not impact the earnings or losses we record from this operation. The assignment of the purchase price to the estimated fair values of assets acquired and liabilities assumed resulted in decreases to intangible assets of $15, decreases to property plant and equipment of $28 and a decrease to the debt of $43. No goodwill was recorded as a result of the purchase price allocation.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE L - SEGMENT INFORMATION

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

The following table provides information for each operating segment:

                                                              For the Three Months                For the Nine Months
                                                               Ended September 30,                Ended September 30,
                                                         --------------------------------   --------------------------------
                                                             2002              2003              2002             2003
  Communications group
  External revenues                                     $     4,577       $     4,626      $     13,853      $    13,679
  Intersegment revenues                                          38                42               115              151
      Total segment revenues                                  4,615             4,668            13,968           13,830
  Segment operating income                                    1,255             1,244             3,805            3,656
      Segment net income                                        710               727             2,147            2,115

  Domestic wireless
  External revenues                                     $     1,511       $     1,582      $      4,428      $     4,532
  Intersegment revenues                                           -                 -                 -                -
      Total segment revenues                                  1,511             1,582             4,428            4,532
  Segment operating income                                      246               195               802              784
      Segment net income                                         68                44               259              249

  Latin America
  External revenues                                     $       494       $       587      $      1,747      $     1,659
  Intersegment revenues                                           1                 1                 5                3
      Total segment revenues                                    495               588             1,752            1,662
  Segment operating income                                       60                97               195              197
  Net earnings (losses) of equity affiliates                     (5)                3               (13)              11
      Segment net income                                         54                48                69               99

  Advertising and publishing
  External revenues                                     $       515       $       501      $      1,586      $     1,515
  Intersegment revenues                                           6                 4                15               13
      Total segment revenues                                    521               505             1,601            1,528
  Segment operating income                                      211               238               701              733
      Segment net income                                        128               147               427              453

RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION

                                                              For the Three Months                For the Nine Months
                                                               Ended September 30,                Ended September 30,
                                                         --------------------------------   --------------------------------
                                                             2002              2003              2002             2003
  Operating revenues
  Total reportable segments                             $     7,142       $     7,343      $     21,749      $    21,552
  Cingular proportional consolidation                        (1,511)           (1,582)           (4,428)          (4,532)
  Advertising and publishing accounting change                  (58)                -              (211)               -
  Unbilled receivable adjustment                                  -                 -              (163)               -
  Refund of customer late fees in Florida                      (108)                -              (108)               -
  Corporate, eliminations and other                             (31)              (33)              (91)            (127)

                                                         --------------    --------------   ---------------   --------------
  Total consolidated                                    $     5,434       $     5,728      $     16,748      $    16,893
                                                         ==============    ==============   ===============   ==============

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE L - SEGMENT INFORMATION (Continued)

RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION (Continued)

                                                               For the Three Months               For the Nine Months
                                                               Ended September 30,                Ended September 30,
                                                          -------------------------------   --------------------------------
                                                              2002             2003              2002             2003
  Operating income
  Total reportable segments                              $    1,772       $     1,774      $      5,503      $     5,370
  Cingular proportional consolidation                          (246)             (195)             (802)            (784)
  Advertising and publishing accounting change                  (20)                -              (107)               -
  Unbilled receivable adjustment                                  -                 -              (163)               -
  Restructuring charge and asset impairment                    (221)              (52)             (578)            (106)
  Pension settlement loss                                      (107)                -              (107)             (87)
  Refund of customer late fees in Florida                      (108)                -              (108)               -
  Corporate, eliminations and other                             (28)               27               (28)             (25)

                                                          -------------    --------------   ---------------   --------------
  Total consolidated                                     $    1,042       $     1,554      $      3,610      $     4,368
                                                          =============    ==============   ===============   ==============

  Net Income
  Total reportable segments                              $      960       $       966      $      2,902      $     2,916
  Foreign currency transaction gains (losses)                   (13)              (12)             (571)             101
  Brazil loan impairments                                         -                 -              (263)               -
  Net gain (loss) on sale of operations                           -                 -               857              (73)
  Unbilled receivable adjustment                                  -                 -              (101)               -
  Net gains (losses) on sale or impairment of
    securities                                                    -                 1              (274)              (4)
  Cumulative effect of changes in accounting principle            -                 -            (1,285)             315
  Advertising and publishing accounting change                  (12)                -               (66)               -
  Restructuring charge and asset impairments                   (137)              (32)             (362)             (65)
  Pension settlement loss                                       (65)                -               (65)             (53)
  Refund of customer late fees in Florida                       (70)                -               (70)               -
  Early extinguishment of debt                                  (22)                -               (22)               -
  Corporate, eliminations and other                              (1)               13                69              (20)
                                                         --------------   --------------   ---------------   --------------
  Total consolidated                                     $      640       $       936      $        749      $     3,117
                                                         ==============   ==============   ===============   ==============

The Corporate, eliminations and other line includes amounts for costs incurred and retained at the corporate level and the necessary amounts to eliminate transactions between the segments. Other reconciling items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature.

NOTE M - RELATED PARTY TRANSACTIONS

We have advances to Cingular of $3,812 at September 30, 2003 and $3,816 at September 30, 2002, which includes accrued interest. We earned $57 in the third quarter of 2003, $72 in the third quarter of 2002, $198 year-to-date 2003 and $213 year-to-date 2002 from interest income on this advance. As of September 30, 2003, Cingular owed us $46 and we owed Cingular $25, both of which represent receivables and payables incurred in the ordinary course of business. We generated revenues of approximately $105 in the third quarter 2003, $96 in the third quarter 2002, $306 year-to-date 2003, and $286 year-to-date 2002 from the provision of local, interconnect and long distance services to Cingular and sales agency fees from Cingular.

Effective July 1, 2003, BellSouth and SBC Communication's (SBC) agreed to amend the terms of our notes with Cingular. The amendment included reducing the fixed interest rate from 7.5% to 6.0% per annum and extending the maturity date from March 31, 2005 to June 30, 2008.

NOTE N - VENEZUELAN CURRENCY TRANSLATION

In Venezuela, we own a 78.2% interest in Telcel, a wireless communications company that we consolidate in our financial statements. The functional currency used for accounting purposes is the Venezuelan Bolivar. The local currency has significantly devalued against the U.S. Dollar over the past 12 months due primarily to political and economic turmoil and the government's decision in February 2002 to let the currency trade freely in the open market ending the government's prior fixed band exchange policy. During February 2003, the Venezuelan government announced a new foreign exchange control regime and set a fixed exchange rate of 1,600 Bolivars to the U.S. Dollar. The government has established

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE N - VENEZUELAN CURRENCY TRANSLATION (Continued)

procedures for the conversion of Bolivars into U.S. Dollars for the import of a limited number of goods and services. Our local operation has been able to purchase dollars for the import of cellular handsets used in its business.

Due to the currency controls, there is no free market currency exchange rate. Therefore, in preparing our consolidated financial statements, we used the exchange rate established by the Venezuelan government of 1,600 Bolivars to the U.S. Dollar to translate the local currency financial statements into our reporting currency, the U.S. Dollar. When the Bolivar resumes trading on the open market, the exchange rate may be different than the rate set by the government. A significant devaluation of the local currency would result in a decline in revenues and, to a lesser extent, operating expenses when reported in the U.S. Dollar. To the extent permissible by regulatory and market conditions, a portion of the effect of a devaluation could be offset by local rate increases. As an example, a devaluation in the Venezuelan currency from the 1,600 rate currently used in our financial statements to 2,500 Bolivars to the U.S. Dollar would equate to a decrease in revenues of approximately $80 for the quarter ended September 30, 2003. Such a change in the exchange rate would also result in a reduction in the company's net assets of approximately $261, which would be reported as a reduction in shareholder's equity through the cumulative foreign currency translation adjustment. Because certain expenses are settled in U.S. Dollars, determination of the net income impact of such a devaluation is not practicable.

Due to the currency controls in place, we are currently unable to repatriate capital related to this investment. We are continuing to evaluate the situation, but believe it is temporary in nature. Therefore, we have continued to consolidate the financial statements of this operation in accordance with SFAS No. 94. In the event the situation is deemed other than temporary, we would cease to consolidate this operation and would reflect the investment using the cost method of accounting.

NOTE O - CONTINGENCIES

VENEZUELAN PUT-CALL PROVISION

We own a 78.2% interest in Telcel, our Venezuelan operation. Telcel's other major shareholder holds an indirect 21% interest in Telcel. Under a Stock Purchase Agreement, that shareholder has the right to initiate a process that could require us to purchase (the puts), and we have the right to initiate a process that could require that shareholder to sell (the calls) to us, the shareholder's interest in Telcel with notice of the initiation of the process with respect to approximately half of that shareholder's interest to be given in 2000 and notice with respect to the remaining balance to be given in 2002. If we exercise our call right, we would purchase that shareholder's interest at between 100% and 120% of its appraised fair value. If we are required to purchase the interest, we would do so at between 80% and 100% of its appraised fair value.

In 2000, the shareholder initiated a process for appraising the value of approximately half of its interest in Telcel, but the process was not completed. The shareholder also has sent a letter purporting to exercise the balance of the puts under the Stock Purchase Agreement. We are currently in arbitration with our partner over alleged breaches by BellSouth and the shareholder of the Stock Purchase Agreement, including the timing of the valuation and whether the process was properly initiated in 2000. The arbitration does not directly involve the valuation of the balance of the puts. The shareholder is seeking damages and specific performance, and BellSouth is seeking, among other things, unspecified damages and a ruling that it has not breached the Stock Purchase Agreement in any respect. We expect the hearing on this matter to take place later this year or early 2004. If the arbitration panel rules against BellSouth, it is possible that the appraised fair value of the shareholder's interest in Telcel could be substantially in excess of current value. At this time, the likely outcome of this arbitration cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

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

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE O - CONTINGENCIES (Continued)

REGULATORY MATTERS

Beginning in 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission (PSC) under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new state statute, adopted subsequent to the Commission's approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the Commission. The election became effective during August 1999. The South Carolina Consumer Advocate petitioned the Commission seeking review of the level of our earnings during the 1996-1998 period when we operated under the subsequently invalidated price regulation plan. The Commission voted to dismiss the petition in November 1999 and issued orders confirming the vote in February and June of 2000. In July 2000, the Consumer Advocate appealed the Commission's dismissal of the petition. In October 2003, the circuit court hearing the appeal notified the parties that it had affirmed the Commission's decision. The court's order is not final, and further appeals are possible. If the Consumer Advocate prevails, the case could be remanded to the South Carolina PSC, which could, after considering evidence, order material refunds to customers in South Carolina. At this time, we are unable to predict the outcome of this appeal and, therefore, cannot determine the impact, if any, this matter may have on future earnings.

LEGAL PROCEEDINGS

Employee Related

On April 29, 2002 five African-American employees filed a putative class action lawsuit, captioned Gladys Jenkins et al. v. BellSouth Corporation, against the Company in the United States District Court for the Northern District of Alabama. The complaint alleges that BellSouth discriminated against current and former African-American employees with respect to compensation and promotions in violation of Title VII of the Civil Rights Act of 1964 and 42 USC. Section 1981. Plaintiffs purport to bring the claims on behalf of two classes: a class of all African-American hourly workers employed by BellSouth at any time since April 29, 1998, and a class of all African-American salaried workers employed by BellSouth at any time since April 29, 1998 in management positions at or below Job Grade 59/Level C. The plaintiffs are seeking unspecified amounts of back pay, benefits, punitive damages and attorneys' fees and costs, as well as injunctive relief. The court has not yet determined whether to certify the proposed classes. At this early stage of the litigation, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

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

As previously disclosed, in September and October 2002 three substantially identical class action lawsuits were filed in the United States District Court for the Northern District of Georgia against BellSouth, its directors, three of its senior officers, and other individuals, alleging violations of the Employee Retirement Income Security Act ("ERISA"). The cases have been consolidated and on April 21, 2003, a Consolidated Complaint was filed. The plaintiffs, who seek to represent a putative class of participants and beneficiaries of BellSouth's 401(k) plan (the "Plan"), allege in the Consolidated Complaint that the company and the individual defendants breached their fiduciary duties in violation of ERISA, by among other things,

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE O - CONTINGENCIES (Continued)

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

A consumer class action alleging antitrust violations of Section 1 of the Sherman Antitrust Act has been filed against BellSouth, Verizon, SBC and Qwest in Federal Court in the Southern District of New York. The complaint alleges that defendants conspired to restrain competition by "agreeing not to compete with one another and otherwise allocating customers and markets to one another." The plaintiffs are seeking an unspecified amount of treble damages and injunctive relief, as well as attorneys' fees and expenses. In October 2003, the court dismissed the complaint without prejudice for failure to state a claim upon which relief can be granted.

Other

We are subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. BST is also subject to claims attributable to pre-divestiture events involving environmental liabilities, rates, taxes, contracts and torts. Certain contingent liabilities for pre-divestiture events are shared with AT&T Corp and the other regional Bell operating companies (RBOCs). While complete assurance cannot be given as to the outcome of these claims, we believe that any financial impact would not be material to our results of operations, financial position or cash flows.

NOTE P - SUBSIDIARY FINANCIAL INFORMATION

We have fully and unconditionally guaranteed all of the outstanding debt securities of BellSouth Telecommunications, Inc. ("BST"), which is a 100% owned subsidiary of BellSouth. In accordance with SEC rules, BST is no longer subject to the reporting requirements of the Securities Exchange Act of 1934, and we are providing the following condensed consolidating financial information. BST is listed separately because it has debt securities, registered with the SEC, that we have guaranteed. During the second quarter of 2003, we revised the condensed consolidating financial information as of December 31, 2002 and for the three- and nine-month periods ended September 30, 2002 to reflect the application by BST and BellSouth (Parent) of the equity method of accounting for investments in their subsidiaries. The Other column represents all other wholly owned subsidiaries excluding BST and BST subsidiaries. The Adjustments column includes the necessary amounts to eliminate the intercompany balances and transactions between BST, Other and Parent and to consolidate wholly owned subsidiaries to reconcile to our consolidated financial information.

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

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE P - SUBSIDIARY FINANCIAL INFORMATION (Continued)

The condensed consolidating financial information as of December 31, 2002 and for the three- and nine-month periods ended September 30, 2002 has also been revised to reflect the retroactive application of the fair value method of recognizing stock-based employee compensation as described in Note D.

Condensed Consolidating Statements of Income

                                                                    For the Three Months Ended September 30, 2002
                                                                             (As adjusted - Note D)
                                                  ------------------------------------------------------------------------------
                                                        BST             Other           Parent      Adjustments      Total
                                                  ------------------------------------------------------------------------------

Total operating revenues                           $    4,274       $    1,877        $     --      $   (717)     $ 5,434
Total operating expenses                                3,919            1,562              (7)       (1,082)       4,392
                                                    -------------    -------------     -----------   -----------   ----------
Operating income                                          355              315               7           365        1,042

Interest expense                                          155               68             155           (87)         291
Net earnings (losses) of equity affiliates                242              116             645          (889)         114
Other income (expense), net                               (27)              51             133           (60)          97
                                                    -------------    -------------     -----------   -----------   ----------
Income before income taxes and cumulative effect
  of changes in accounting principle                      415              414             630          (497)         962

Provision (benefit) for income taxes                       59              125             (10)          148          322
                                                    -------------    -------------     -----------   -----------   ----------
Income before cumulative effect of changes in
  accounting principle                                    356              289             640          (645)         640

Cumulative effect of changes in accounting
  principle                                                --               --              --            --           --
                                                    -------------    -------------     -----------   -----------   ----------
Net income (losses)                                $      356       $      289       $     640      $   (645)     $   640
                                                    =============    =============     ===========   ===========   ==========



                                                                    For the Three Months Ended September 30, 2003
                                                  ------------------------------------------------------------------------------
                                                        BST             Other           Parent      Adjustments      Total
                                                  ------------------------------------------------------------------------------

Total operating revenues                           $    4,361       $    2,062        $     --      $   (695)     $ 5,728
Total operating expenses                                3,724            1,619             (95)       (1,074)       4,174
                                                    -------------    -------------     -----------   -----------   ----------
Operating income                                          637              443              95           379        1,554

Interest expense                                          133               46             139           (58)         260
Net earnings (losses) of equity affiliates                262               96           1,413        (1,689)          82
Other income (expense), net                                 6              524            (446)          (18)          66
                                                    -------------    -------------     -----------   -----------   ----------
Income before income taxes and cumulative effect
  of changes in accounting principle                      772            1,017             923        (1,270)       1,442

Provision (benefit) for income taxes                      187              181             (13)          151          506
                                                    -------------    -------------     -----------   -----------   ----------
Income before cumulative effect of changes in
  accounting principle                                    585              836             936        (1,421)         936

Cumulative effect of changes in accounting
  principle                                                --               --              --            --           --
                                                    -------------    -------------     -----------   -----------   ----------
Net income (losses)                                $      585       $      836        $    936      $ (1,421)     $   936
                                                    =============    =============     ===========   ===========   ==========




                                                                     For the Nine Months Ended September 30, 2002
                                                                             (As Adjusted - Note D)
                                                  ------------------------------------------------------------------------------
                                                        BST             Other           Parent      Adjustments      Total
                                                  ------------------------------------------------------------------------------

Total operating revenues                           $   13,203       $    5,444        $     --      $ (1,899)     $16,748
Total operating expenses                               11,571            4,501             111        (3,045)      13,138
                                                    -------------    -------------     -----------   -----------   ----------
Operating income                                        1,632              943            (111)        1,146        3,610

Interest expense                                          455              243             472          (274)         896
Net earnings (losses) of equity affiliates                782                2           2,400        (3,192)          (8)
Other income (expense), net                               (47)           1,030             (18)         (167)         798
                                                    -------------    -------------     -----------   -----------   ----------
Income before income taxes and cumulative effect
  of changes in accounting principle                    1,912            1,732           1,799        (1,939)       3,504

Provision (benefit) for income taxes                      418              826            (235)          461        1,470
                                                    -------------    -------------     -----------   -----------   ----------
Income before cumulative effect of changes in
  accounting principle                                  1,494              906           2,034        (2,400)       2,034

Cumulative effect of changes in accounting
  principle                                                --           (1,285)         (1,285)        1,285       (1,285)
                                                    -------------    -------------     -----------   -----------   ----------
Net income (losses)                                $    1,494       $     (379)       $    749      $ (1,115)     $   749
                                                    =============    =============     ===========   ===========   ==========


BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE P - SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statements of Income (Continued)


                                                                     For the Nine Months Ended September 30, 2003
                                                  ------------------------------------------------------------------------------
                                                        BST             Other           Parent      Adjustments      Total
                                                  ------------------------------------------------------------------------------

Total operating revenues                           $   13,093       $    5,794        $     --      $ (1,994)     $16,893
Total operating expenses                               11,168            4,541             (59)       (3,125)      12,525
                                                    -------------    -------------     -----------   -----------   ----------
Operating income                                        1,925            1,253              59         1,131        4,368

Interest expense                                          414              145             436          (190)         805
Net earnings (losses) of equity affiliates                798              462           3,427        (4,252)         435
Other income (expense), net                               (15)             708            (340)          (47)         306
                                                    -------------    -------------     -----------   -----------   ----------
Income before income taxes and cumulative effect
  of changes in accounting principle                    2,294            2,278           2,710        (2,978)       4,304

Provision (benefit) for income taxes                      558              579             (92)          457        1,502
                                                    -------------    -------------     -----------   -----------   ----------
Income before cumulative effect of changes in
  accounting principle                                  1,736            1,699           2,802        (3,435)       2,802

Cumulative effect of changes in accounting
  principle                                               816             (501)            315          (315)         315
                                                    -------------    -------------     -----------   -----------   ----------
Net income (losses)                                $    2,552       $    1,198        $  3,117      $ (3,750)     $ 3,117
                                                    =============    =============     ===========   ===========   ==========





Condensed Consolidating Balance Sheets

                                               December 31, 2002                                     September 30, 2003
                               --------------------------------------------------- -------------------------------------------------

                                  BST      Other    Parent    Adjust-     Total       BST      Other    Parent    Adjust-    Total
                                                               ments                                               ments


ASSETS
Current assets:
Cash and cash equivalents         $  --    $  752   $ 1,643     $  87    $ 2,482       $ --    $  923   $ 4,018     $  84   $ 5,025
Accounts receivable, net             53     1,901     2,807      (632)     4,129         67     1,106     3,111    (1,271)    3,013
Other current assets                367       695        81       108      1,251        356       773        44        88     1,261


Total current assets                420     3,348     4,531      (437)     7,862        423     2,802     7,173    (1,099)    9,299


Investments and advances          3,331     6,924    23,340   (23,854)     9,741      3,446     7,840    21,837   (24,729)    8,394
Property, plant and equipment,
  net                            21,352     2,037         5        51     23,445     21,863     1,861         4        37    23,765
Deferred charges and other
  assets                          4,892       329       124       381      5,726      4,946       283        97       430     5,756
Intangible assets, net            1,071     1,477         3       154      2,705      1,015     1,449         4       140     2,608


Total assets                   $ 31,066  $ 14,115  $ 28,003  $(23,705)  $ 49,479    $31,693  $ 14,235   $29,115  $(25,221)  $49,822


LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current liabilities:
Debt maturing within one year   $ 2,844    $1,120   $ 2,991   $(1,841)   $ 5,114     $ 2,509  $   723   $ 2,474   $(2,359)  $ 3,347
Other current liabilities         3,415     1,563       743    (1,252)     4,469       3,723    1,809       859    (1,396)    4,995


Total current liabilities         6,259     2,683     3,734    (3,093)     9,583       6,232    2,532     3,333    (3,755)    8,342


Long-term debt                    5,371     3,344     6,294    (2,726)    12,283       4,831    1,030     6,303      (518)   11,646


Noncurrent liabilities:
Deferred income taxes             3,507     1,508      (733)      170      4,452       4,514    1,399      (740)      179     5,352
Other noncurrent liabilities      3,258     1,147       802        48      5,255       3,111    1,085       547        67     4,810


Total noncurrent liabilities      6,765     2,655        69       218      9,707       7,625    2,484      (193)      246    10,162


Shareholders' equity             12,671     5,433    17,906   (18,104)    17,906      13,005    8,189    19,672   (21,194)   19,672


Total liabilities and
  shareholders' equity          $31,066   $14,115   $28,003  $(23,705)   $49,479     $31,693  $14,235   $29,115  $(25,221)  $49,822

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

NOTE P - SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Cash Flow Statements
                                                                     For the Nine Months Ended September 30, 2002
                                                 -------------------------------------------------------------------------------

                                                       BST            Other          Parent         Adjustments       Total
                                                 ---------------- -------------------------------  -----------------------------

Cash flows from operating activities              $    5,262        $   703         $ 2,604         $ (2,036)      $ 6,533
Cash flows from investing activities                  (2,434)          (304)          1,195              352        (1,191)
Cash flows from financing activities                  (2,828)          (298)         (2,558)           1,800        (3,884)



Net (decrease) increase in cash                   $       --        $   101         $ 1,241         $    116       $ 1,458



                                                                     For the Nine Months Ended September 30, 2003
                                                 -------------------------------------------------------------------------------

                                                       BST            Other          Parent         Adjustments       Total
                                                 ---------------- -------------------------------  -----------------------------

Cash flows from operating activities              $    4,217        $ 1,826         $  3,283        $ (2,431)      $  6,895
Cash flows from investing activities                  (2,044)          (302)             674           1,099           (573)
Cash flows from financing activities                  (2,173)        (1,353)          (1,582)          1,329         (3,779)



Net (decrease) increase in cash                   $       --        $   171         $  2,375        $     (3)      $  2,543

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

--------------------------------------------------------------------------------
Consolidated Results of Operations
--------------------------------------------------------------------------------

Key financial and operating data for the three and nine months ended September 30, 2002 and 2003 are as follows. All references to earnings per share are on a diluted basis. The discussion of consolidated results should be read in conjunction with the discussion of results by segment directly following this section as the discussion of segments results provides more detailed information.

Prior year periods have been restated to include the effects of the adoption of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

                                                          For the Three Months                  For the Nine Months
                                                           Ended September 30,        %         Ended September 30,        %
-------------------------------------------------------- ------------------------ ----------- ------------------------ -----------
                                                            2002         2003       Change       2002         2003       Change
-------------------------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
-------------------------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
Results of operations:
-------------------------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
-------------------------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
Total operating revenues                                     $ 5,434     $ 5,728       5.4 %     $ 16,748    $ 16,893      0.9 %
Cost of services and products                                  1,879       2,038       8.5 %        5,718       5,979      4.6 %
Selling, general, and administrative expenses                  1,024       1,032       0.8 %        3,243       3,217     -0.8 %
Depreciation and amortization                                  1,161       1,052      -9.4 %        3,492       3,136    -10.2 %
Provision for restructuring and asset impairments                328          52     -84.1 %          685         193    -71.8 %
    Total operating expenses                                   4,392       4,174      -5.0 %       13,138      12,525     -4.7 %
Operating income                                               1,042       1,554      49.1 %        3,610       4,368     21.0 %
Interest expense                                                 291         260     -10.7 %          896         805    -10.2 %
Gain (loss) on sale of operations                                  -           -         *          1,335         (75)       *

Net (losses) earnings of equity affiliates                       114          82     -28.1 %           (8)        435        *

Foreign currency transaction gains (losses)                        8          (7)        *           (637)        137        *

Other income (expense), net                                       89          73     -18.0 %          100         244    144.0 %
Income before taxes and cumulative effect of changes
  in accounting principle, net of tax                            962       1,442      49.9 %        3,504       4,304     22.8 %
Provision for income taxes                                       322         506      57.1 %        1,470       1,502      2.2 %
Income before cumulative effect of changes in
  accounting principle                                           640         936      46.3 %        2,034       2,802     37.8 %
Cumulative effect of changes in accounting principle,
  net of tax                                                       -           -         *         (1,285)        315        *

Net income                                                    $  640      $  936      46.3 %       $  749     $ 3,117        *


Earnings per share:
Income before effect of changes in accounting principle
                                                               $0.34      $ 0.51      50.0 %        $1.08      $ 1.51     39.8 %
Net income                                                     $0.34      $ 0.51      50.0 %        $0.40      $ 1.68        *


Cash flow data:
-------------------------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
-------------------------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
Cash (used for) provided by operating activities               2,340       2,469       5.5 %        6,533       6,895      5.5 %
Cash (used for) provided by investing activities              (1,101)       (812)     26.2 %       (1,191)       (573)    51.9 %
Cash (used for) provided by financing activities              (1,031)       (754)     26.9 %       (3,884)     (3,779)     2.7 %

Other:
-------------------------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
-------------------------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
Effective tax rate                                              33.5%       35.1%        *           42.0%       34.9%       *


Average short-term debt                                      $ 5,122     $ 3,447     -32.7 %      $ 5,006     $ 4,036    -19.4 %
Average long-term debt                                       $12,537     $11,653      -7.1 %     $ 13,654     $11,973    -12.3 %
   Total average debt                                        $17,659     $15,100     -14.5 %     $ 18,660     $16,009    -14.2 %
*  Not meaningful


Operating Revenues

Operating revenues increased $294 in the third quarter and $145 in the year-to-date period when compared to the same periods in 2002 reflecting:

     o A decrease in revenues of $66 for the year-to-date period at the Communications group attributable to: weak economic conditions and increased competitive activity including wireless substitution; conversion of retail access lines to UNE-P, primarily in the residential market; and unfavorable impacts from the movement of wholesale customers from a resale basis to lower-priced unbundled network elements. These decreases for the year-to-date periods were partially offset by growth in retail DSL and long distance revenues.

     o An increase in revenues of $157 for the third quarter 2003 at the Communications group compared to the corresponding period in 2002 reflecting strong long distance retail revenue growth and strong retail DSL revenue growth. These increases were somewhat offset by continued line losses driven by the reasons noted above, and decreases in wholesale long distance revenues.

     o An increase in revenues of $93 for the third quarter 2003 and a decrease of $88 for the year-to-date period at the Latin America group. The increase in the third quarter 2003 compared to the corresponding period in 2002 reflects substantial customer additions as the customer base was 18.2% higher and billed minutes of use increased 27%. During the first half of 2003, revenues in this segment were negatively impacted by the effect of foreign currency exchange rates as the currencies in Argentina and Venezuela both experienced significant devaluations against the U.S. Dollar since the beginning of 2002. The Argentine Peso strengthened in the latter part of the second quarter and during third quarter of 2003, however the Venezuelan Bolivar devaluation negatively impacted the third quarter. The exit from the advertising and publishing business during the fourth quarter of 2002 negatively impacted the period over period comparisons.

     o An increase in revenues of $43 for the third quarter 2003 and an increase of $303 for the year-to-date period at the Advertising and publishing group. The increase in the quarter and year-to-date periods was driven by a change in accounting principle for recognizing revenues during 2003 (see Note D) and the impact of a $163 reduction in revenues recorded in the first quarter of 2002 related to the correction of unbilled accounts receivable.

Operating Expenses

Cost of services and products

Cost of services and products is comprised primarily of network infrastructure and related support costs associated with the Communications group and Latin America group and printing and distribution costs associated with the advertising and publishing group. This line item also includes expenses associated with certain aspects of customer service operations for the Communications group. Cost of services and products increased $159 in the third quarter 2003 and $261 in the year-to-date period when compared to the same periods in the prior year.

The most significant factor contributing to the increase for the quarter and the year-to-date periods is higher expenses in the Communications group associated with increases in expenses attributable to pension and postretirement benefits plans (pension and retiree medical costs). The increases were driven by rising health care costs, unfavorable returns on pension assets due to weak capital markets over the past few years, changes to plan assumptions regarding expected asset returns, a lower discount rate used to calculate service and interest cost and rising health care inflation rates.

The increases in cost of services and products are also attributable to higher costs to support the launch of retail long distance service and continued growth of this product. Higher customer additions in the Latin America group, that drive increased wireless handset costs, contributed to the increase in the third quarter. The increases in the Communications group and Latin America group were partially offset by lower salary and wages and other labor costs in the Communication group, related to workforce reductions.

Selling, general, and administrative expenses

Selling, general, and administrative expenses are comprised primarily of selling and marketing expenses, administrative costs, provisions for uncollectible accounts and costs associated with customer service and billing.

Selling, general, and administrative expenses in the quarter and year-to-date periods were relatively flat compared to the same periods in 2002. Third quarter 2003 expenses increased $114 in the Communications group, primarily due to higher customer acquisition costs, including more extensive advertising, and increased pension and retiree medical costs. These increases were partially offset by lower uncollectible expense. The Communications group increase was partially offset by lower expense in the Advertising and publishing group of $52, primarily due to a decrease in uncollectible expense.

The year-to-date period included lower expenses in Latin America primarily due to the impacts of currency devaluations and the impact of the exit of the yellow page business, and lower expense in the Advertising and Publishing group driven by substantial improvement in uncollectible expense. These decreases were offset by higher expenses in the Communication group primarily due to increased customer acquisition costs, including more extensive advertising, and increased pension and retiree medical costs.

Depreciation and amortization

Depreciation and amortization decreased $109 in the third quarter and $356 in the year-to-date period as compared to the same periods in 2002 reflecting:

     o a decline in the Communications group of $97 compared to third quarter 2002 and $290 compared to the year-to-date period 2002. These declines reflect the adoption of SFAS No. 143 and lower depreciation rates under the group life method precipitated primarily by the significant reductions in capital expenditures.
     o a decrease in the Latin America group of $15 compared to the third quarter 2002 and $68 compared to the year-to-date period 2002 due to the effects of currency devaluations, primarily in Venezuela for the quarter over quarter decrease and primarily in Argentina and Venezuela for the year-to-date decrease.

Provision for restructuring and asset impairments

The provision for restructuring and asset impairments recorded in the third quarter 2003 relates to:

     o a decision to abandon a software project related to a network operations system. The project was terminated due to changes in the business since the initiation of the project and on an assessment of the remaining costs to complete the project. As a result, we recorded an asset impairment of $52 to write-off of the capitalized software associated with the project.

The provision for restructuring and asset impairments in the year-to-date period 2003 includes the $52 impairment described above and the following:

     o net charges of $54 associated with actions taken to reduce our workforce, consisting of an accrual for cash severance payments.
     o pension settlement losses of $87. As a result of the work force reductions, lump-sum distributions from the pension plan exceeded prescribed settlement thresholds.

The provision for restructuring and asset impairments recorded in the third quarter 2002 relates to the following:

     o charges of $87 associated with actions taken to reduce our workforce, consisting of an accrual for cash severance payments.
     o asset impairment charges of $134 associated with the elimination of certain service offerings.
     o   pension settlement losses of $107.   As a result of the work force
         reductions, lump-sum distributions from the pension plan exceeded prescribed settlement thresholds.

The provision for restructuring and asset impairments recorded in the year-to-date period 2002 relates to the following:

     o charges of $384 associated with actions taken to reduce our workforce, consisting of an accrual for cash severance payments.
     o curtailment charges and special termination benefits of $60 related to the workforce reduction.
     o asset impairment charges of $134 associated with the elimination of certain service offerings.
     o pension settlement losses of $107. As a result of the work force reductions, lump-sum distributions from the pension plan exceeded prescribed settlement thresholds.

Interest Expense

Interest expense declined $31 in the third quarter and $91 in the year-to-date period as compared to the same periods in 2002. Interest expense related to interest-bearing debt was down $29 quarter-over-quarter and $98 year-over-year reflecting debt reductions of $2.6 billion. The remaining differences in the quarter and the year-to-date periods relate to interest accruals on other liabilities and contingencies.

Net earnings (losses) of equity affiliates

Earnings from our unconsolidated businesses decreased $32 in third quarter 2003 and increased $443 in the year-to-date period as compared to the same periods in 2002. Much of the year-to-date decline is due to the recognition of other-than-temporary impairments of $383 in first quarter 2002 and the cessation of the recognition of operating losses subsequent to the impairment. There are no losses recorded in 2003 related to our Brazilian operations. Also impacting the year-to-date comparison was the recognition of other-than-temporary impairments of $62 related to our Guatemalan operation recorded in second quarter 2002. Equity earnings related to Cingular decreased $39 in third quarter 2003 and $16 in the year-to-date period as compared to the same periods in 2002 driven by activity discussed in detail in the domestic wireless segment operating results.

Gain (loss) on sale of operations

The loss on sale of operations in the year-to-date period 2003 includes $75 related to the sale of our entire stake in BSE. The $1,335 gain on sale of operations in the year-to-date period 2002 relates to the conversion of our ownership interest in E-Plus and related disposition of shares in KPN.

Foreign currency transaction gains (losses)

Foreign currency transaction gains (losses) of consolidated subsidiaries, which relate primarily to U.S. Dollar denominated debt in Latin America, included a net loss of $7 in the third quarter 2003, a net gain of $137 in the year-to-date period of 2003, a net gain of $8 in the third quarter 2002, and a net loss of $637 in the year-to-date period of 2002. The majority of the losses in 2002 were driven by the devaluation of the Argentine Peso, while the 2003 gain reflects a slight recovery of the Argentine Peso, offset to some extent by depreciation in the Colombian Peso. Year-to-date 2003 includes a gain of $20 recorded in the second quarter for the settlement of foreign currency swap contracts resulting from the early repayment of advances to KPN.

Other income (expense), net

Other income (expense), net includes interest income, gains (losses) on disposition of assets, gains (losses) on the sale and impairments of investments and miscellaneous non-operating income.

Other income in the third quarter 2003 decreased $16 compared to the corresponding period in 2002, primarily driven by a reduction of interest income of $41 in third quarter 2003. The decrease in interest income reflects lower rates on cash received from KPN in 2003 and a lower interest rate on the $3.8 billion advance to Cingular, which rate was reduced to 6% from 7.5% effective July 1, 2003. Minority interest expense also increased $21 in the third quarter 2003 compared to the third quarter 2002. These decreases in other income were somewhat offset by the impact of a $37 loss in third quarter 2002 related to the early extinguishment of long-term debt.

The year-over-year increase of $144 is primarily driven by the recognition of $318 in losses related to our investment in Qwest, which was liquidated in second quarter 2002. In addition, we recognized $29 in gains in second quarter 2003 related to the sale of interests in two real estate partnerships and the sale of a building. These increases were partially offset by an increase in minority interests expense for Colombia for the year-to-date period 2003 compared to the same period in 2002, and $98 of minority interest benefit recorded in Argentina in the year-to-date period 2002, driven by significant foreign currency losses. Interest income was also down $101 in the year-to-date period 2003 as compared to the same period in 2002.

Provision for income taxes

The provision for income taxes increased $184 in third quarter 2003 and $32 in the year-to-date period as compared to the same periods in 2002. The effective tax rate increased to 35.1% in the third quarter 2003 from 33.5% in the third quarter 2002. Third quarter 2002 includes income tax benefits of $33 related to the recognition of a deferred tax asset for the excess of our tax basis over book basis in our Brazilian Yellow Page operation and $25 related to inflation adjustments deductible for Venezuelan tax purposes. The Venezuelan inflation adjustment was $11 in third quarter 2003.

The effective tax rate decreased substantially to 34.9% in the year-to-date period from 42.0% in the same period of 2002. The recording of a foreign tax valuation allowance, deferring recognition of the tax benefits generated by losses at our operations in Argentina, substantially increased the rate in the second quarter 2002. In 2003, partial reversal of this valuation allowance decreased the effective rate as foreign currency gains were realized in Argentina. The year-to-date rate was further decreased by the reversal of deferred tax valuation allowances on net operating losses in Ecuador in the first quarter of 2003 and by income tax benefits of $33 related to the inflation adjustments deductible for Venezuelan tax purposes.

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

Management evaluates the performance of each business unit based on net income, exclusive of internal charges for use of intellectual property and adjustments for unusual items that may arise. Unusual items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. In addition, when changes in our business affect the comparability of current versus historical results, we will adjust historical operating information to reflect the current business structure. See Note L for a reconciliation of segment results to the unaudited consolidated financial information.

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

--------------------------------------------------------------------------------
Communications Group
--------------------------------------------------------------------------------

The Communications group includes our core domestic businesses including: all domestic wireline voice, data, broadband, e-commerce, long distance, Internet services and advanced voice features. The group provides these services to an array of customers, including retail residential, business and wholesale customers.

                                                        For the Three Months                  For the Nine Months
                                                         Ended September 30,        %         Ended September 30,        %
 --------------------------------------------------------------------------------------------------------------------------------
                                                          2002        2003        Change       2002        2003        Change
 --------------------------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------------------------
 Segment operating revenues:
   Voice                                                  $ 3,133     $ 3,184        1.6 %     $ 9,442      $9,490        0.5 %
    Data                                                    1,060       1,118        5.5 %       3,219       3,272        1.6 %
    Other                                                     422         366      -13.3 %       1,307       1,068      -18.3 %
        Total segment operating revenues                    4,615       4,668        1.1 %      13,968      13,830       -1.0 %
 Segment operating expenses:
    Cost of services and products                           1,673       1,720        2.8 %       4,928       5,057        2.6 %
    Selling, general, and administrative expenses             641         755       17.8 %       2,115       2,287        8.1 %
    Depreciation and amortization                           1,046         949       -9.3 %       3,120       2,830       -9.3 %
        Total segment operating expenses                    3,360       3,424        1.9 %      10,163      10,174        0.1 %
 Segment operating income                                   1,255       1,244       -0.9 %       3,805       3,656       -3.9 %
 --------------------------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------------------------
 Segment net income                                        $  710       $ 727        2.4 %     $ 2,147      $2,115       -1.5 %
 --------------------------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------------------------

 Segment net income including unusual items                 $ 406       $ 759       86.9 %     $ 1,691      $2,802       65.7 %

 Key Indicators (000s except where noted)
 --------------------------------------------------------------------------------------------------------------------------------
  Access lines(1):
     Residential retail                                                                         15,483      14,355       -7.3 %
     Residential wholesale                                                                       1,158       1,732       49.6 %
       Total residential lines                                                                  16,641      16,087       -3.3 %
     Business retail                                                                             7,372       6,916       -6.2 %
     Business wholesale                                                                            694         742        6.9 %
       Total business lines                                                                      8,065       7,658       -5.0 %
     Other                                                                                         188         159      -15.4 %
           Total access lines                                                                   24,894      23,904       -4.0 %

 Resale lines (included in access lines above)                                                     494         279      -43.5 %
 UNE-P (included in access lines above)                                                          1,382       2,240       62.1 %
 UNE-Loop                                                                                          385         353       -8.3 %
         Total Resale lines and UNEs                                                             2,261       2,872       27.0 %
 DSL customers                                                                                     924       1,336       44.6 %
 Long distance customers                                                                           416       3,440          *
 Access minutes of use (millions)                          24,591      23,390       -4.9 %      75,247      69,238       -8.0 %

 Capital expenditures                                       $ 737       $ 692       -6.1 %      $2,577     $ 1,923      -25.4 %
    * Not meaningful
 (1) Access lines include an adjustment to convert ISDN lines to a switched access line basis for comparability.


Segment operating revenues

Voice

Voice revenues increased $51 in the third quarter 2003 and increased $48 in the year-to-date period as compared to the same periods in 2002 driven primarily by the growth in interLATA long distance partially offset by continued access line share loss. Total switched access lines declined 4.0% year-over-year with retail line losses being partially offset by increases in wholesale lines. The access line decline was the result of a continued weak economy, share loss and technology substitution.

Wholesale lines, which consist primarily of unbundled network element - platform (UNE-P) lines, totaled approximately 2.2 million, up 188 thousand lines in the quarter. The vast majority of the quarterly UNE-P additions were residential. Business UNE-P line adds of 20 thousand fell slightly from the prior quarter while other wholesale UNE-P lines, primarily payphone, added 3 thousand in the third quarter 2003. When lines over which we provide retail services are converted to UNE-P, we lose revenue and margin. On average, the revenue from our provision of UNE-P does not permit us to recover the fairly allocated costs we incur to provide it. To mitigate this loss, we are actively seeking reform of the pricing rules that regulators use to set UNE-P prices. We also continue to actively market our own retail services and bundles.

In efforts to combat share loss, we continue to grow our package services. BellSouth AnswersSM is our signature residential package that combines wireline, wireless and Internet services. The package combines the Complete Choice calling plan of local service and multiple convenience calling features with BellSouth Long Distance, FastAccess(R)DSL or dial-up Internet, and Cingular Wireless services. Pricing ranges from approximately $33 monthly for local service and fixed rate long distance to $130 for local service, unlimited long distance, Fast Access DSL and Cingular Wireless.

We added approximately 509 thousand Answers customers in the third quarter, ending the quarter with more than 2.6 million residential packages, representing a 20.9% penetration of our retail primary line residence base. Over 70% of Answers customers have long distance in their package and nearly 40% have either DSL or dial-up Internet. We believe the Answers package helps reduce competitive churn for our high-value customers. BellSouth Answers also improves Average Revenue per Unit (ARPU) by spurring sales of Complete Choice, long distance and DSL. Answers customers have monthly ARPU of approximately $62, more than 45% higher than non-Answers customers.

Long distance voice revenue increased $188 for the third quarter 2003 and $423 for the year-to-date period 2003 compared to the same periods in 2002, driven primarily by growth in interLATA and wireless long distance. InterLATA revenues increased $180 in the third quarter compared to the same period in 2002, while the year-to-date revenues increased $383 compared to 2002. Substantial interLATA growth reflects obtaining regulatory relief to provide interLATA services in the nine southeastern states we serve. At September 30, 2003, we had over 3.4 million long distance customers, a penetration rate of 24.3% of primary residential access lines and 33.9% of mass-market small business accounts. Earlier this year, we began offering unlimited long distance to reduce competitive churn and increase retention and reacquisition of residential customers. Since its April 2003 launch, over one-third of our long distance gross additions have chosen the Unlimited plan. Revenue from wholesale long-distance services provided to Cingular increased $10 for the third quarter 2003 compared to the same period in 2002 and $36 for the year-to-date period compared to 2002. This increase was caused by higher volumes associated with the proliferation of wireless long distance plans.

Switched access revenues are down in the third quarter and year-to-date periods compared to the same periods last year due to volume and rate decreases. Switched access rates were lower due to effects of the CALLs program, an FCC access reform initiative. The decline in rates, however, is substantially offset by higher subscriber line charges. Switched access minutes of use (MOU) declined 4.9% compared to the third quarter of 2002 and 8% compared to the year-to-date period of 2002. The year-over-year decline is the result of access line loss, the continuing shift of wholesale lines from resale to UNE-P, and alternative communications services, primarily wireless and e-mail. Switched access MOUs grew sequentially for the second consecutive quarter, primarily due to the impact of unlimited long distance plans.

Data

Data revenues increased $58 in the third quarter 2003 and $53 in the year-to-date period when compared to the same periods in 2002. The overall growth in the third quarter was driven by strong retail growth, primarily revenues from the sale of FastAccess DSL service. Retail data services such as FastAccess DSL, ISDN, Frame Relay(R), Lightgate(R), and Smartring(R) represent approximately 52% of total data revenues while wholesale data revenues accounted for the remaining 48%.

Retail data services grew 17.7% in the third quarter 2003 and 12.8% for the year-to-date 2003 compared to the corresponding periods in 2002 driven primarily by growth from the sale of FastAccess DSL service. Early in the third quarter 2003, we introduced FastAccess(R) DSL Lite, creating a tiered approach to broadband that allows customers to choose the connection speed and price best suited to their Internet use. Including Fast Access DSL Lite, BellSouth added 115,000 net retail broadband customers in the third quarter 2003. These retail customer additions were offset somewhat by wholesale disconnects as we continue to see a shift in customer mix to more retail.

Revenues from the sale of wholesale data transport services to other communications providers, including long distance companies and CLECs, declined 5.4% in the third quarter 2003 and 7.7% in the year-to-date 2003 compared to the same periods in 2002, primarily due to the lingering impacts of a soft economy, network consolidation by large inter-exchange carriers and the renegotiation of an access contract with a bankrupt wholesale customer.

Combined wholesale and retail DSL revenues were up $78 in the third quarter and $176 in the year-to-date period when compared to the same periods in 2002, due to a larger customer base. As of September 30, 2003, we had over 1.3 million customers, an increase of over 400 thousand customers compared to September 2002. Other retail data products, primarily DS1 lines (dedicated high capacity lines) were lower driven by decreases in demand and special access rate reductions effective July 2002.

We also continued to grow our long distance in complex business, signing over one thousand contracts for long distance services during the quarter. Cumulatively, the company has signed nearly 5.5 thousand complex business contracts with a total contract value of over $600 million. Through the first nine months of 2003, on a monthly basis, we sold about $20 million in annualized contract value in the complex business segment.

Other

Other communications revenue decreased $56 in the third quarter 2003 and $239 for the year-to-date period primarily due to the continuing phase-out of our payphone business and declines of sales to second and third tier long distance carriers due to our decision to eliminate certain products within the wholesale long distance portfolio. Such revenues collectively decreased $46 in the third quarter and $164 in the year-to-date period when compared to the same periods in 2002. We plan to complete the exit of the payphone business by the end of 2003. Other revenues were also impacted by decreases in late payment fees and revenues from billing and collection agreements for other communications companies. Collectively, these revenues decreased $25 in the third quarter and $70 in the year-to-date period when compared to the same period in 2002. The late payment fee decrease was due in part to the late 2002 Florida Supreme Court decision that late payment billings in Florida must be based on a percentage of the amounts overdue. Billing and collection revenues continue to decrease reflecting additional carriers utilizing their own billing systems and the loss of carrier billing revenues as retail customers change from other carriers to our long distance services.

Segment operating expenses

Cost of services and products

Cost of services and products increased $47 in the third quarter and $129 in the year-to-date as compared to the same periods in 2002. The increase for the third quarter reflects increased pension and retiree medical costs of $86 compared to the same period in 2002. Other increases include higher retail interLATA long distance costs, which increased $48 as compared to the third quarter of 2002, associated with the substantial growth in retail interLATA long distance, increased service installation expense of $52, reflecting decreased deferrals as compared to the prior period and higher overtime for network repair and maintenance activity.

These cost increases were partially offset by work force reductions, primarily as a result of reduced business volumes, that resulted in decreased salary and wage related expenses of $33 in the third quarter of 2003. Costs associated with the sale of wholesale long distance and data networking and paging equipment were $56 lower due to the decision to de-emphasize sales of these products. Other decreases for the third quarter were primarily driven by lower shared information technology infrastructure costs supporting cost of services.

The year-to-date increase reflects increased pension and retiree medical costs of $246 compared to the same period in 2002. Other year-to-date increases include retail interLATA long distance growth of $142 and service installation expense increase of $149, reflecting decreased deferrals as compared to the prior period.

These year-to-date cost increases were partially offset by work force reductions, primarily as a result of reduced business volumes, that resulted in decreased salary and wage related expenses of $124 in the year-to-date period compared to the same period in 2002. Costs associated with the sale of wholesale long distance and data networking and paging equipment were $200 lower due to the decision to de-emphasize sales of these products, and contract services decreases of $29 reflecting lower demand.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $114 in the third quarter and $172 in the year-to-date period when compared to the same periods in 2002. The periods presented were impacted by increases in advertising of $27 in the third quarter and $86 in the year-to-date period associated with higher spend related to a more competitive environment and increases to outside sales commissions of $22 in the third quarter and $60 in the year-to-date period primarily related to the long distance launch. Costs related to insurance premiums and service penalties increased $18 in the third quarter and $71 in the year-to-date period compared to the same period in 2002. The periods presented were also impacted by increased pension and retiree medical costs of $10 in the third quarter and $28 in the year-to-date periods compared to the same period in 2002. Other increases in selling, general, and administrative costs for the quarter include increased contract services costs associated with supporting substantial retail interLATA long distance growth.

These increases were partially offset by decreases in uncollectible expenses of $21 in the third quarter 2003 and $98 in the year-to-date period when compared to the same period in 2002. Prior year periods included the impact of higher bankruptcies and non-pay accounts driving the decrease in the current year. Salary and wage related expense decreased $38 in the year-to-date period compared to the corresponding periods in 2002 reflecting workforce reductions.

Depreciation and amortization

Depreciation and amortization expense decreased $97 during third quarter 2003 and $290 in the year-to-date period as compared to same periods in 2002. The primary driver of the year-over-year decline in depreciation expense relates to lower depreciation rates under the group life method of depreciation. The lower depreciation rates were caused primarily by the significant reductions in capital expenditures over the past several years. In addition, depreciation expense was lower due to the adoption of SFAS No. 143. In connection with the adoption of this standard, we no longer accrue for net cost of removal in our depreciation rates causing lower depreciation expense. Amortization expense increased slightly due to higher levels of capitalized software.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's net income consisted of the following: for third quarter 2003, $(32) related to an asset impairment of an abandoned systems project; for year-to-date 2003, $687 in income for the cumulative effect of change in accounting principle related to the adoption of FAS 143 offset by restructuring charges, costs associated with the early extinguishment of debt, and an asset impairment; for third quarter 2002, $(304) related to restructuring costs, costs associated with the early extinguishment of debt, costs associated with service curtailments and asset impairments, and refund of customer late fees in Florida; for year-to-date 2002, $(386) related to restructuring costs, costs associated with the early extinguishment of debt, costs associated with service curtailments and asset impairments and refund of customer late fees in Florida.

--------------------------------------------------------------------------------
Domestic Wireless
--------------------------------------------------------------------------------

We own an approximate 40% economic interest in Cingular, a joint venture with SBC Communications (SBC). Because we exercise influence over the financial and operating policies of Cingular, we use the equity method of accounting for this investment. Under the equity method of accounting, we record our proportionate share of Cingular's earnings in our consolidated statements of income. These earnings are included in the caption "Net earnings (losses) of equity affiliates." For management purposes, we evaluate our Domestic wireless segment based on our proportionate share of Cingular's results. Accordingly, results for our Domestic wireless segment reflect the proportional consolidation of approximately 40% of Cingular's financial and non-financial results.

                                                          For the Three Months                 For the Nine Months
                                                          Ended September 30,         %        Ended September 30,         %
 ---------------------------------------------------------------------------------------------------------------------------------
                                                            2002        2003       Change        2002        2003       Change
 ---------------------------------------------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------------------------------------------
 Segment operating revenues:
    Service revenues                                         $1,409      $1,429       1.4 %      $ 4,133      $4,179       1.1 %
    Equipment revenues                                          102         153      50.0 %          295         353      19.7 %
        Total segment operating revenues                      1,511       1,582       4.7 %        4,428       4,532       2.3 %
 Segment operating expenses:
    Cost of services and products                               500         601      20.2 %        1,429       1,570       9.9 %
    Selling, general, and administrative expenses               574         577       0.5 %        1,644       1,571      -4.4 %
    Depreciation and amortization                               191         209       9.4 %          553         607       9.8 %
        Total segment operating expenses                      1,265       1,387       9.6 %        3,626       3,748       3.4 %
 Segment operating income                                       246         195     -20.7 %          802         784      -2.2 %
 ---------------------------------------------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------------------------------------------
 Segment net income                                          $   68      $   44     -35.3 %       $  259      $  249      -3.9 %
 ---------------------------------------------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------------------------------------------

 Segment net income including unusual items                  $   68      $   44     -35.3 %       $  251      $  249      -0.8 %


 Key Indicators:
 ---------------------------------------------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------------------------------------------
 Cellular/PCS Customers (000s)                                                                     8,830       9,354       5.9 %
 Wireless service average monthly revenue per customer
      - Cellular/PCS (whole dollars)                         $52.17      $50.91      -2.4 %       $51.58      $50.93      -1.3 %
 ---------------------------------------------------------------------------------------------------------------------------------


 Segment operating revenues

Cellular/PCS customers increased 5.9% compared to September 30, 2002. Net cellular/PCS additions in the third quarter 2003 increased 298 thousand compared to third quarter 2002 and increased 590 thousand in the year-to-date period 2003 as compared to 2002. Net cellular/PCS additions for the quarter represented the largest net customer additions in over two years. Improvement in customer additions are partly attributable to several business initiatives Cingular implemented earlier in 2003: (1) reorganization of Cingular's marketing, sales and operations activities from a national to a regional basis to more effectively address local market needs; (2) introduction of a more meaningful brand message - "Cingular Fits You Best" - to tie in with the more focused local market strategy; and (3) increased emphasis on Cingular's affiliation with its parents and co-branding and more effectively utilizing the parents' sales channels in those areas where Cingular's wireless markets overlap with the parents' wireline markets. During the three months ended September 30, 2003, the postpaid and reseller subscriber bases increased. Although there were prepaid net customer losses in third quarter 2003, prepaid subscriber growth was impacted positively by the KIC (Keep in Contact) prepaid plan launched in the fourth quarter of 2002. The reseller subscriber base is higher because of aggressive growth by Cingular's primary reseller. The cellular/PCS churn rate was 2.8% in third quarter 2003 and 2.6% in the year-to-date period 2003 compared with a 3.0% churn rate third quarter 2002 and 2.9% for the year-to-date period 2002.

Total segment operating revenues increased $71 for the third quarter and $104 for the year-to-date period compared to the corresponding periods in 2002. The growth in total operating revenues was a result of improved service revenues driven by a larger average cellular/PCS customer base and growth in data revenues. Strong customer growth in 2003 also contributed to increased equipment revenues.

Service revenues increased $20 in the third quarter 2003 and $46 in the year-to-date period, driven by the increase in the average subscriber base for both periods. This increase was offset partially by the effects of Emerging Issues Task Force 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables, adopted July 1, 2003. Implementation of EITF 00-21 resulted in a reclassification of certain direct channel activation revenues from service revenues to equipment revenues on a prospective basis only. As a result, service revenue growth was reduced in the current quarter by approximately $7. Other increases were a result of an increase in data revenues from the third quarter of 2002 and from the year-to-date period 2002, reflective of higher penetration and usage of SMS short messaging data services with cellular/PCS customers as well as increased revenue per customer related to the Mobitex data business. Partially offsetting these increases were year-to-date declines in roaming and long distance revenues reflecting the migration of customers to regional and national rate plans and a reduction in roaming rates with major roaming partners to support all-inclusive rate plans, and the formation of a venture to share infrastructure with T-Mobile USA, Inc., which reduced roaming charges to both carriers' customers.

Wireless service average revenue per user (ARPU) for cellular/PCS customers declined 2.4% or $1.26 to $50.91 in the third quarter 2003 from $52.17 in the third quarter 2002 and declined 1.3% or $0.65 to $50.93 in the year-to-date period 2003 from $51.58 in the year-to-date period 2002. A portion of the decline in wireless service revenue is attributable to the implementation of EITF 00-21. In accordance with this new policy, activation revenues from Cingular's direct channels are now recorded in product revenue instead of local service revenue. The impact of this change in third quarter 2003 was approximately $7 or $0.27 per subscriber. Currently, Cingular has approximately 26% of its customer base on regional or national plans. In addition, continued competitive pricing pressure in combination with a higher percentage of lower ARPU reseller and prepaid customers in Cingular's customer base in 2003 negatively impacted ARPU when compared with the same periods in 2002. A year-to-date increase in ARPU related to local service revenues was more than offset by reductions in revenues from roaming and long distance, thereby reducing overall service ARPU when compared to third quarter 2002 and the year-to-date period 2002.

Equipment revenues increased $51 in third quarter 2003 and $58 in the year-to-date period as compared to the same periods in 2002. These increases included the impact of the implementation of EITF 00-21, which increased current quarter equipment revenues by approximately $7. For the three months ended September 30, 2003, an over 60% increase in handset revenues was primarily driven by higher unit sales reflecting the nearly 35% increase in cellular/PCS postpaid and prepaid gross customer additions and a significant increase in the sale of "upgrade" handsets compared with the same prior year period. The increased unit sales, particularly for upgrades, was a function of both Cingular's GSM conversions and focused efforts to increase the number of customers under contract.

Segment operating expenses

Cost of services and products

Cost of services primarily includes expenses to monitor, maintain and service Cingular's network, landline facilities expense, incollect roaming charges from other carriers, cost of equipment sales, and long distance expense. Cost of services and products increased $101 during third quarter 2003 and $141 in the year-to-date period as compared to the same periods in 2002. The primary driver of the increase of cost of services was the increase in the cost of equipment sales of $98 for the third quarter and $112 for the year-to-date periods compared to the corresponding periods in 2002. This increase was driven primarily by higher unit sales associated with the large increase in gross customer additions and upgrade unit sales. Overall, for the nine months ended September 30, 2003, the increased cost of equipment sales was also impacted by higher per unit handset costs driven by a shift to more advanced handsets, such as the dual mode TDMA/GSM handsets in use during Cingular's GSM system conversion and newly introduced GSM-only handsets. Other increases in cost of services include increases in local system costs of $28 for the third quarter and $81 for the year-to-date periods compared to the corresponding periods in 2002, partially offset by decreases in third party system costs. Local systems costs continue to be driven by growth in system minutes of use, system expansion and the increased costs of redundant TDMA and GSM networks required during the current GSM system overlay. When compared with the same prior year periods, system minutes of use increased 19.1% in the third quarter 2003 and 16.9% for year-to-date 2003. The primary contributor to lower third party system costs was a decrease in roaming costs. These costs decreased $22 in the third quarter 2003 and $50 year-to-date 2003, when compared with the same periods in 2002. These reductions were a result of lower negotiated roaming rates and cost reductions associated with the Mobile Telecommunications Sourcing Act.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $3 in third quarter 2003 and decreased $73 in the year-to-date period, when compared to same periods in 2002. For the third quarter 2003, increases in selling expenses were almost entirely offset by decreases in costs related to maintaining and supporting Cingular's customer base and other administrative costs. For the year-to-date 2003 period, decreases in Cingular's selling expenses, costs related to maintaining and supporting its customer base, and other administrative costs contributed to the overall decrease.

Selling costs increased $37 in the third quarter compared to third quarter 2002, driven primarily by higher commission expenses and advertising costs partially offset by lower sales expenses. Higher commission expenses were consistent with the nearly 35% increase in total cellular/PCS postpaid and prepaid gross additions compared with the prior year. For the third quarter, lower sales costs were principally due to $8 of costs in the prior year related to the 2002 sales operation reorganization. For the year-to-date period, the less than 1% change can be attributed to reduced employee-related costs as a result of the sales operation reorganization in 2002 offset by higher commissions and advertising expenses.

Costs for maintaining and supporting the customer base decreased $32 for the third quarter 2003 and $54 for the year-to-date period when compared to the corresponding periods in 2002. For the third quarter, the decrease was principally due to decreased bad debt expenses offset by increased residuals and upgrade commissions expenses related to Cingular's existing customer base. The increase in upgrade commissions was consistent with the increases in upgrade handset sales as reflected in equipment sales and costs previously discussed. For the year-to-date period, reduced costs included lower bad debt expenses, billing expenses, and customer service expenses. The lower billing and customer service expenses reflect cost reductions as a result of system conversions and related consolidations in 2002.

Depreciation and amortization

Depreciation and amortization increased $18 in third quarter 2003 and $54 in the year-to-date period when compared to the same periods in 2002. The increase in depreciation expense of $19 for third quarter 2003 and $63 for the year-to-date period 2003 was attributable to higher levels of gross property, plant and equipment plus accelerated depreciation on TDMA assets that began in 2003. Amortization expense declined $1 during third quarter 2003 and $9 in the year-to-date period as compared to the same periods in 2002 due to certain finite-lived intangibles becoming fully amortized during 2002.

Unusual items excluded from segment net income

There were no items excluded from this segment's results in third quarters 2003 and 2002 and year-to-date 2003. In year-to-date 2002 $(8) related to the cumulative effect of change in accounting principle for the adoption of FAS 142 was excluded from the segment results.

--------------------------------------------------------------------------------
Latin America
--------------------------------------------------------------------------------

The Latin America segment is comprised of our investments in wireless businesses in eleven countries in Latin America. Consolidated operations include our businesses in Argentina, Chile, Colombia, Ecuador, Nicaragua, Peru and Venezuela. All other businesses are accounted for under the equity method and accordingly their results are reported as Net earnings (losses) of equity affiliates. During the third quarter 2003 we purchased an incremental 22% ownership share in our Argentine operating company from our partner for a nominal amount and now own 86.7% of the company.

                                                        For the Three Months                 For the Nine Months
                                                         Ended September 30,        %        Ended September 30,        %
                                                          2002        2003       Change       2002        2003       Change
 ------------------------------------------------------------------------------------------------------------------------------
 ------------------------------------------------------------------------------------------------------------------------------
 Segment operating revenues:
    Service revenues                                        $ 404       $ 494      22.3 %     $ 1,467      $1,397      -4.8 %
    Equipment and other revenues                               78          94      20.5 %         250         265       6.0 %
    Advertising and publishing revenues                        13           -    -100.0 %          35           -    -100.0 %
         Total segment operating revenues                     495         588      18.8 %       1,752       1,662      -5.1 %
 Segment operating expenses:
    Cost of services and products                             173         249      43.9 %         669         750      12.1 %
    Selling, general, and administrative expenses             156         151      -3.2 %         546         441     -19.2 %
    Depreciation and amortization                             106          91     -14.2 %         342         274     -19.9 %
         Total segment operating expenses                     435         491      12.9 %       1,557       1,465      -5.9 %
 Segment operating income                                      60          97      61.7 %         195         197       1.0 %
 Net earnings (losses) of equity affiliates                    (5)          3         *           (13)         11         *
 ------------------------------------------------------------------------------------------------------------------------------
 ------------------------------------------------------------------------------------------------------------------------------
 Segment net income                                         $  54       $  48     -11.1 %       $  69       $  99      43.5 %
 ------------------------------------------------------------------------------------------------------------------------------
 ------------------------------------------------------------------------------------------------------------------------------

 Segment net income (loss) including unusual items          $  40       $  61         *       $(2,110)      $  58         *


* Not meaningful


                                                        For the Three Months                 For the Nine Months
                                                         Ended September 30,        %        Ended September 30,       %
                                                          2002        2003       Change       2002        2003       Change
 ------------------------------------------------------------------------------------------------------------------------------
 Key Indicators:
 ------------------------------------------------------------------------------------------------------------------------------
 ------------------------------------------------------------------------------------------------------------------------------
 Customers (a)  (000s)                                                                          7,913       9,351      18.2 %
 Average monthly revenue per customer (whole
 dollars)  (a)                                            $ 17.26     $ 18.00        4.3%     $ 20.14      $17.69     -12.2 %
 ------------------------------------------------------------------------------------------------------------------------------

(a)......The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.

Segment operating revenues

Segment operating revenues in Latin America increased $93 in third quarter 2003 as compared to the same period in 2002, primarily driven by the increase in customer base of 18.2% over the prior year. During the third quarter we added 421 thousand customers with over 300 thousand additional customers in Ecuador, Colombia, and Chile combined for the second consecutive quarter. Driven primarily by strong customer growth across the region, billed minutes of use increased 27% in the third quarter 2003 compared to the third quarter 2002 leading to the significant increase in service revenues of $90 in the third quarter 2003 compared to the third quarter 2002. While customer growth was substantial, ARPU remained stable, further driving the revenue increase. To a lesser extent, third quarter revenue increases reflect currency appreciation of the Argentine Peso of 27% since the third quarter 2002, contributing to the revenue growth over the same period in 2002. These increases were partially offset by the impact of devaluation of the Venezuelan Bolivar.

Year-to-date service revenues in Latin America decreased $70 compared to the same period in 2002. The Venezuelan Bolivar devalued over 38% in the first nine months of 2003 compared to the first nine months of 2002. The Argentine Peso devalued 25% during the same time period. Argentina and Venezuela combined service revenues decreased $149 in the year-to-date period as compared to the same periods in 2002. The declines in service revenue were partially offset by an increase in Ecuador of $62 for the year-to-date period 2003 as compared to the same period in 2002, reflecting a 57% increase in its customer base as well as a $22 increase in 2003 associated with a settlement reached with another wireless carrier over disputed interconnect fees. The settlement also resulted in recording $32 in cost of services resulting in a net reduction to operating income of $10 for the year-to-date period. The declines in service revenue were also offset by an increase of $15 generated in Colombia primarily due to a 43% increase in its customer base substantially offset by the impact of currency devaluation.

Equipment and other revenues increased $16 in third quarter 2003 primarily due to the 59.2% increase in gross customer additions over the same period last year. These revenues increased $15 in the year-to-date period as compared to same period in 2002 due to the 28.4% increase in gross customer additions from the prior year-to-date amounts, partially offset by the previously discussed currency devaluations.

Segment operating expenses

Cost of services and products

Cost of services and products increased $76 in third quarter 2003 and $81 in the year-to-date period as compared to the same periods in 2002. The third quarter increase was primarily caused by cost of equipment increases from higher gross additions. Increases in cost of services in the third quarter also reflect higher interconnect costs driven by higher customer minutes of use as previously discussed. The year-to-date period of 2003 also includes $32 of additional expense recorded in Ecuador associated with an interconnect settlement previously described.

Year-to-date costs also increased due to a $37 contingency accrual recorded in 2003. Changes in administrative regulations in one of the countries in which we operate, regarding the inclusion of interconnection income in the taxable revenue base, contradicted the method of calculation used by our subsidiary in computing and paying its liability for taxes on telecommunications services. We believe we have a valid argument under existing law for our method of calculating the tax. However, because of uncertainty in the outcome of this issue, our subsidiary has recorded a contingency accrual for prior unpaid taxes based on the new regulations and it intends to calculate taxes in future periods in conformity with these regulations until the legal issues are resolved. We plan to defend our position, in the courts if necessary. We cannot predict how long it will take to resolve this issue, however we do not expect the impact, if any, to be material to our results of operations, financial position or cash flows.

The cost of services change also was impacted by an $8 decrease in the third quarter 2003 and $20 year-to-date 2003 compared to the same periods last year due to the exit of the advertising and publishing business in 2002.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased $105 in the year-to-date period as compared to the same periods in 2002. The decrease in US$ terms was caused primarily by currency devaluations in Venezuela, which recorded a decline of $46, and Argentina, which recorded a decline of $19. The year-to-date decline was also impacted by a decrease of $28 related to the exit of the advertising and publishing business in 2002.

In local currency terms, selling, general, and administrative expenses were relatively flat, despite strong growth during the period primarily as a result of cost containment efforts and operational efficiencies. Customer gross adds increased 28.4%, and the customer base increased by 18.2% as compared to the prior year. The year-to-date period 2003 also reflects a benefit in Ecuador associated with cumulative future deductions to be used to calculate employee profit-sharing expense.

Depreciation and amortization

Depreciation and amortization expense decreased $15 in third quarter 2003 and $68 in the year-to-date period as compared to the same periods in 2002. The decline reflects the impact of currency devaluations on the amortizable basis of tangible and intangible assets.

Net earnings of equity affiliates

Net earnings from our Latin America equity affiliates improved from a loss of ($5) to income of $3 in third quarter 2003 and a loss of ($13) to income of $11 in the year-to-date period as compared to the same periods in 2002, primarily as a result of the cessation of recording losses from our equity investments in Brazil.

Provision for income taxes

The provision for taxes in the year-to-date period 2003 includes benefits related to inflation adjustments deductible for Venezuelan tax purposes and benefits related to the reversals of deferred tax valuation allowances on net operating losses in Ecuador and Argentina. In addition, the third quarter 2002 includes income tax benefits of $25 related to inflation adjustments deductible for Venezuelan tax purposes.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's net income consisted of the following: in third quarter 2003, $13 related to foreign currency transaction gains; in year-to-date 2003, $(41) related to foreign currency transaction gains offset by the loss on sale of BSE and by restructuring charges; in third quarter 2002, $(14) related to foreign currency transaction losses; in year-to-date 2002, $(2,179) related to impairment losses under SFAS No. 142, foreign currency transaction losses, Brazil loan impairments, asset impairments, and severance costs, partially offset by gain on sale of stock.

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

                                                         For the Three Months                For the Nine Months
                                                          Ended September 30,       %        Ended September 30,        %
                                                           2002        2003       Change      2002        2003       Change
 ------------------------------------------------------------------------------------------------------------------------------
 ------------------------------------------------------------------------------------------------------------------------------
 Segment operating revenues                                  $ 521       $ 505     -3.1 %      $1,601     $ 1,528      -4.6 %
 Segment operating expenses:
    Cost of services and products                               83          94     13.3 %         265         254      -4.2 %
    Selling, general, and administrative expenses              220         168    -23.6 %         614         522     -15.0 %
    Depreciation and amortization                                7           5    -28.6 %          21          19      -9.5 %
         Total segment operating expenses                      310         267    -13.9 %         900         795     -11.7 %
 Segment operating income                                      211         238     12.8 %         701         733       4.6 %
 ------------------------------------------------------------------------------------------------------------------------------
 ------------------------------------------------------------------------------------------------------------------------------
 Segment net income                                          $ 128       $ 147     14.8 %       $ 427       $ 453       6.1 %
 ------------------------------------------------------------------------------------------------------------------------------
 ------------------------------------------------------------------------------------------------------------------------------

 Segment net income (loss) including unusual items           $ 124       $ 147     18.5 %       $ 323       $ (52)        *
 ------------------------------------------------------------------------------------------------------------------------------
*  Not meaningful


Segment operating revenues

The overall industry environment continues to reflect weak economic conditions and increasing competitive activity. Segment operating revenues decreased $16 from the third quarter of 2002 to the third quarter of 2003, and decreased $73 on a year-to-date basis. These decreases include a reduction in print revenues of $23 for the quarter and $67 for the year-to-date period, partially offset by increases in revenues from electronic media offerings. The decrease in the year-to-date period also reflects the favorable impact of $24 recorded in the second quarter of last year related predominately to billing and claims related true-ups.

The revenue declines during the 2003 periods were primarily driven by the amortization of revenues from directories issued in 2002, and to a lesser extent from those issued in 2003. When compared to their previous issues, the total revenues on directories published during third quarter 2003 declined 4.8%; total revenues for all directories published during 2003 have declined 2.9%. These declines are driven by the decrease in revenues derived from print directories, partially offset by an increase in revenues from associated electronic media offerings.

Segment operating expenses

Cost of services and products increased $11 for the quarter and decreased $11 on a year-to-date basis. The quarter-over-quarter increase is attributable to higher costs related to dedicated customer phone lines which provide call tracking for customers, a slight increase in print directory production and manufacturing costs, and costs associated with higher volumes of business in electronic media offerings. The year-to-date decrease primarily reflects the impact during the first half of 2003 of manufacturing cost reduction efforts that were made during the latter half of 2002.

Selling, general, and administrative expenses decreased $52 for the quarter and $92 on a year-to-date basis. Uncollectible expense was the primary driver of the reductions, decreasing $48 for the quarter and $75 for the year-to-date period. These decreases reflect the impact of improved collection performance in the 2003 periods. In addition, administrative expenses decreased on both a quarterly and year-to-date basis as the result of cost-control efforts. The decreases in both periods were partially offset by increases attributable to pension and postretirement benefits plans driven by rising health care costs, unfavorable returns on pension assets due to weak capital markets and changes to plan assumptions regarding expected asset returns and health care inflation rates.

Depreciation and amortization was relatively flat for both the quarter and year-to-date periods.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's net income consisted of the following: in year-to-date 2003, $(505) included the cumulative effect of change in accounting principle and severance and pension costs; in third quarter 2002, $(4) related to severance costs and employee benefits related to workforce reduction; and in year-to-date 2002, $(104) related to an unbilled receivable adjustment, severance costs and employee benefits related to workforce reductions.

--------------------------------------------------------------------------------
All Other Businesses
--------------------------------------------------------------------------------

All other businesses primarily consist of a captive insurance subsidiary and equity investments in wireless operations in Israel and Denmark and our former operations in Germany.

                                                       For the Three Months                 For the Nine Months
                                                       Ended September 30,         %        Ended September 30,         %
 ------------------------------------------------------------------------------------------------------------------------------
                                                        2002         2003       Change       2002         2003       Change
 ------------------------------------------------------------------------------------------------------------------------------
 ------------------------------------------------------------------------------------------------------------------------------
 Segment operating revenues                             $ 25         $ 25         0.0 %      $ 75          $77         2.7 %
 Segment operating expenses                               15           13       -13.3 %        45           42        -6.7 %
 Segment operating income                                 10           12        20.0 %        30           35        16.7 %
 Net earnings of equity affiliates                        12           19        58.3 %        38           39         2.6 %
 ------------------------------------------------------------------------------------------------------------------------------
 ------------------------------------------------------------------------------------------------------------------------------
 Segment net income                                     $ 16         $ 26        62.5 %      $ 57          $62         8.8 %
 ------------------------------------------------------------------------------------------------------------------------------
 ------------------------------------------------------------------------------------------------------------------------------

 Segment net income including unusual items             $ 16         $ 26        62.5 %      $914          $62           *

 ------------------------------------------------------------------------------------------------------------------------------
* Not meaningful.


Segment operating results

Revenues and expenses were derived primarily from the sale of insurance on customer premises equipment and amortization of deferred revenues related to a transaction with Crown Castle to monetize wireless towers in 1999. While revenues remained flat, operating expenses decreased slightly, resulting in an improved segment operating income.

Net earnings of equity affiliates increased $7 in the third quarter 2003 and $1 in the year-to-date period 2003 as compared to the same periods in 2002, attributable to higher income from the operations in Israel. This increase was partially offset in the year-to-date period by the cessation of recording losses related to our former German operation subsequent to its sale during the first quarter of 2002.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's results consisted of the following: in third quarter and year-to-date 2003 and third quarter 2002, there were no items excluded from this segment's results; in year-to-date 2002, $857 related to a gain on the conversion of E-Plus, a loss on the sale of KPN stock, and a gain on the settlement of forward contracts associated with advances to E-Plus.

--------------------------------------------------------------------------------
Liquidity and Financial Condition
--------------------------------------------------------------------------------

Net cash provided by (used for):
                               For the Nine Months
                               Ended September 30,
                               2002        2003          Change
   ------------------------ ----------- ----------- -------------------
   ------------------------ ----------- ----------- -------- ----------
   Operating activities...   $  6,533    $  6,895     $ 362      5.5 %
   Investing activities...   $ (1,191)   $   (573)    $ 618    (51.9)%
   Financing activities...   $ (3,884)   $ (3,779)    $ 105      2.7 %
   ------------------------ ----------- ----------- -------- ----------
*  Not meaningful

Net cash provided by operating activities

Cash generated by operations increased $362 during 2003 compared to the prior year. The increase was driven primarily by favorable working capital changes reflecting the timing of payments, lower tax payments and better collections partially offset by a decrease in operating margin income before depreciation and amortization and restructuring and asset impairments of $90. The timing of payments can fluctuate quarterly. We expect lower operating cash flows in the fourth quarter 2003 compared to the quarterly activity through September due to increased property and income tax payments.

Net cash used for investing activities

Capital expenditures

Capital expenditures consist primarily of (a) gross additions to property, plant and equipment having an estimated service life of one year or more, plus incidental costs of preparing the asset for its intended use, and (b) gross additions to capitalized software. Our capital expenditures during 2003 of $2,124 were incurred to support our wireline and Latin American wireless networks, to promote the introduction of new products and services and to increase operating efficiency and productivity. The decline in capital expenditures compared to the prior period relates primarily to targeted capital management and lower demand levels.

Other investing activities

In 2003, we received proceeds of $35 from the exercise of a put in a loan agreement with our Colombian partner and proceeds of $20 related to the sale of an equity investment in Brazil. In addition, we purchased $61 in debt and equity securities. In June 2003, we sold our entire interest in two real estate partnerships for net proceeds of $26. In conjunction with the sale, we received proceeds of $97 for the repayment of loans we had extended to the partnerships. In addition, we received $1,458 in net proceeds resulting from an early repayment by KPN of the entire outstanding balance of the loan we had extended to them and the settlement of related currency swaps.

Net cash used for financing activities

During the nine months ended September 30, 2003 we utilized cash from operations to reduce long-term borrowings by $1,892 and short-term borrowings by $411. In addition, we paid dividends of 64 cents per share totaling $1,183. During the first nine months of 2003, we purchased 14.8 million shares of our common stock for an aggregate of $322. Our debt to total capitalization ratio of 43.2% at September 30, 2003 decreased from 49.2% at December 31, 2002. The nine months ended September 30, 2002 included substantial reductions in commercial paper as well as dividend payments of 58 cents per share totaling $1,088.

Anticipated sources and uses of funds

Cash flows from operations are our primary source of cash for funding existing operations, capital expenditures, debt interest and principal payments, and dividend payments to shareholders. Should the need arise, however, we believe we are well positioned to raise capital in the public debt markets. At September 30, 2003, our corporate debt rating was A1 from Moody's Investor Service and A+ from Standard and Poor's. Our short-term credit rating at September 30, 2003 was P-1 from Moody's and A-1 from Standard and Poor's. Our authorized commercial paper program as of September 30, 2003 was $8.0 billion, with $1.5 billion outstanding. We believe that we have ready access to the commercial paper market in the event funding in excess of our operating cash flows is needed. We also have a syndicated line of credit in the amount of $1.5 billion that we would use in the event we are unable to access the commercial paper market. The line of credit contains no significant financial covenants or requirements for compensating balances. We do not have any balances outstanding under the line of credit. We also have a registration statement on file with the SEC under which $2.3 billion of long-term debt securities could be issued. We believe that these sources of funds will be sufficient to meet the needs of our business for at least the next twelve months.

Our Communications group and Advertising and publishing segments generate the majority of our operating cash flow. These segments generate sufficient cash flow to both cover their operating, investing and financing needs and provide excess cash to the corporate parent for corporate uses. The Latin America group is expected to generate sufficient cash to meet its operating needs. The Domestic Wireless segment, which consists entirely of our equity investment in Cingular, does not rely on BellSouth for funding; Cingular generates sufficient cash flow to meet its operating, investing and financing needs through its own operations or through its own financing activities.

We have established grantor trusts that are designed to provide funding for the benefits payable under certain nonqualified benefit plans. The trusts are irrevocable, and assets contributed to the trusts can only be used to pay such benefits. We have fully funded these trusts with shares of BellSouth stock. The shares of BellSouth stock held by the trusts have been classified as a reduction to equity in the consolidated balance sheets. The trusts anticipate diversifying a portion of their investment in BellSouth stock. In connection with this, we anticipate purchasing approximately $300 million of BellSouth stock from the trusts. This will result in a decrease to our cash and a corresponding increase to our investments and advances line items in the balance sheet.

Venezuelan Put-Call Provision

We own a 78.2% interest in Telcel, our Venezuelan operation. Telcel's other major shareholder holds an indirect 21% interest in Telcel. Under a Stock Purchase Agreement, that shareholder has the right to initiate a process that could require us to purchase (the puts), and we have the right to initiate a process that could require that shareholder to sell (the calls) to us, the shareholder's interest in Telcel. Notice of the initiation of the process with respect to approximately half of that shareholder's interest was to be given in 2000 and notice with respect to the remaining balance was to be given in 2002. If we exercise our call right, we would purchase that shareholder's interest at between 100% and 120% of its appraised fair value. If we are required to purchase the interest, we would do so at between 80% and 100% of its appraised fair value.

In 2000, the shareholder initiated a process for appraising the value of approximately half of its interest in Telcel, but the process was not completed. The shareholder also has sent a letter purporting to exercise the balance of the puts under the Stock Purchase Agreement. We are currently in arbitration with our partner over alleged breaches by BellSouth and the shareholder of the Stock Purchase Agreement, including the timing of the valuation and whether the process was properly initiated in 2000. The arbitration does not directly involve the valuation of the balance of the puts. The shareholder is seeking damages and specific performance, and BellSouth is seeking, among other things, unspecified damages and a ruling that it has not breached the Stock Purchase Agreement in any respect. We expect the hearing on this matter to take place later this year or early 2004. If the arbitration panel rules against BellSouth, it is possible that the appraised fair value of the shareholder's interest in Telcel could be substantially in excess of current value. At this time, the likely outcome of this arbitration cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

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

--------------------------------------------------------------------------------
Operating Environment and Trends of the Business
--------------------------------------------------------------------------------

Domestic Economic Trends

On average, the economy of the nine-state region tends to closely track the U.S. economy. Initial sluggish economic conditions in early 2003 made a substantial recovery as the economy grew at a 7.2% annualized rate in the third quarter 2003, the strongest growth rate in nearly two decades. While the third quarter growth rate is unlikely to continue, Real Gross Domestic Product is expected to grow at a faster pace than 2002.

Real personal income growth in our region, estimated at 1.9% in 2002, is expected to reach 2.1% in 2003. Employment in the region, which has been closely correlated with various measures of BellSouth's business performance in the past, is projected to rise 0.3% in 2003 after falling an estimated 0.6% in 2002. With 492,000 housing starts in the region in 2002, residential construction activity was at its strongest level since 1985-1986. It is on track to exceed that pace in 2003 with 505,000 starts projected. Historically, our business has generally followed the timing of the cycle in the overall economy. Accordingly, we expect to see signs of recovery in our operations (absent other factors such as competition) during 2004 as the pace of economic activity has improved.

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

Specifically, the regional Bell operating companies continue to be adversely affected by economic weakness, technology substitution, competition and regulatory burdens. In addition, smaller telecommunications competitors are in bankruptcy proceedings, raising questions about the ability of these companies to pay their obligations and their business models if they re-emerge from bankruptcy with significantly less leverage. Technology substitution from wireless services, DSL and cable telephony is expected to continue for the foreseeable future. Further, CLECs continue to use UNE-P as an alternative to facilities deployment, significantly reducing their costs. The widespread use of UNE-P enables competitive local exchange carriers to offer lower priced services, enabling them to gain market share. Meanwhile, the obligation to provide competitors with access to facilities under UNE-P significantly reduces the revenue and margins of the regional Bell operating companies (RBOC). The FCC considered the effects of UNE-P pricing and availability in the Triennial Review of its policies on unbundled network elements. We believe the ability to offer long distance services gives us product parity to influence customer retention and reacquisition but will do little to offset the reduced margin effects of current UNE-P pricing.

On August 21, 2003, the FCC released the Triennial Review order and rules promised in its February 20, 2003 news release. The decision requires us to maintain most of the unbundled elements we currently provide and provides some relief from unbundling loops that contain fiber. It also requires state public commissions to conduct various proceedings to determine whether we would have the continuing obligation to provided elements. We are challenging the order. Along with other RBOCs, we have asked the District of Columbia Circuit Court of Appeals to immediately vacate certain switching and transport rules, and to prevent others from being effective while the Court considers the appeals pending before it. We have also asked the FCC to reconsider other issues decided in the order, including clarification of the relief from unbundling for loops containing fiber. Depending on the outcomes of proceedings before the Court, the FCC, and the states, our margins could change.

Over the next 12 to 24 months, we expect to see continued growth in our DSL subscribers and a significant increase in our long-distance subscriber base.

In the domestic wireless area, increasing competition, market saturation and a weak economy will likely cause continued pricing pressures and the increase in subscribers to continue at a moderate level in comparison to historical growth rates. In addition to these factors, the implementation of Local Number Portability in the fourth quarter of 2003 (wireless to wireless and wireline to wireless) is expected to increase customer churn, which could negatively impact margins.

Other Matters in the Domestic Business

We have contractual arrangements with WorldCom, Inc. (which now calls itself
MCI) and/or its subsidiaries related to interconnection of our networks, provision of telecommunication services and purchase of WorldCom's accounts receivables in connection with a billing and collection agreement.

On July 21, 2002, WorldCom and certain of its subsidiary corporations filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. A plan of reorganization was filed in April 2003 and confirmation hearings commenced in September 2003. On October 31, 2003, the Bankruptcy Court confirmed the plan. On July 25, 2003, WorldCom filed a motion with the Bankruptcy court requesting approval of a settlement with us regarding pre-petition and post-petition claims through April 30, 2003. As of April 30, 2003, we had not paid certain pre-petition amounts due WorldCom primarily related to a billing and collection agreement pending this settlement. In addition, WorldCom had not paid us a lesser amount they owed us for purchases of telecommunications services. As a result of the settlement, we will make a net payment of approximately $81 to WorldCom representing the negotiated difference between the amounts owed. The income statement impact of the settlement is insignificant. The settlement also resolves numerous business issues that existed between the parties and with certain exceptions, releases all claims arising on or before April 30, 2003. The settlement will be final upon the effective date of the plan of reorganization.

Latin America Economic Trends

Latin American economies were generally very weak entering 2003. Venezuela's economy has contracted sharply as a result of currency devaluation and a general strike. Low business confidence amid political uncertainty has kept that economy in a recession during 2003. Real gross domestic product growth in Colombia, which was below 2% in 2002, is continuing to remain sluggish in 2003. Despite continued negative economic indicators in these countries, we continue to grow customers and revenues. Also, a slow recovery appears to be underway in Argentina following four years of recession, and the economies of Chile and Peru are performing relatively better than the region.

We are restricting new investment in the region and have expectations that the Latin America group can fund its financial and capital investment needs from the group's operating cash flows. In addition, we do not expect to enter into additional, or increase existing, debt guarantees.

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

Legal Matters

We are involved in numerous legal proceedings associated with state and federal regulatory matters. While complete assurance cannot be given as to the outcome of these matters, we believe that any financial impact would not be material, individually or in the aggregate, to our results of operations, financial position or cash flows. See Note O to our consolidated interim financial statements.

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

The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

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

PART II -- OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits:

     Exhibit
      Number
-------------------

          3b        Amended and Restated By-laws of BellSouth Corporation
                    adopted September 22, 2003.
          4a        No instrument which defines the rights of holders of our
                    long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).  Pursuant to this regulation, we agree to furnish a copy of any such
                    instrument to the SEC upon request.
       10y-1        BellSouth Change in Control Executive Severance Agreements
          11        Computation of Earnings Per Common Share
          12        Computation of Ratio of Earnings to Fixed Charges
        31-a        Section 302 Certification of F. Duane Ackerman
        31-b        Section 302 Certification of Ronald M. Dykes
          32        Statement Required by 18 U.S.C. Section 1350, as adopted
                    pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002

(b) Reports on Form 8-K:

Date of Event              Subject


   July 23, 2003          Press release announcing financial results for
                          second quarter 2003.

   September 9, 2003      Regulation FD disclosure of statement to be made at an
                          investor conference.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      BELLSOUTH CORPORATION

                                                  By /s/ W. Patrick Shannon
                                                         W. PATRICK SHANNON
                                                   Vice President - Finance
                                             (Principal Accounting Officer)


November 3, 2003

                                  EXHIBIT INDEX

     Exhibit
     Number

     3b Amended and Restated By-laws of BellSouth Corporation adopted September 22, 2003.

     4a No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such instrument to the SEC upon request.

     10y-1        BellSouth Change in Control Executive Severance Agreements

     11           Computation of Earnings Per Common Share

     12           Computation of Ratio of Earnings to Fixed Charges

     31-a         Section 302 Certification of F. Duane Ackerman

     31-b         Section 302 Certification of Ronald M. Dykes

     32 Statement Required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002