Form 10-K
period 2003-12-31
BELLSOUTH CORP
filed 2004-02-24
CIK 732713

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes x    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes         No x

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes x    No

At January 31, 2004, 1,831,522,713 shares of Common Stock and Preferred Stock Purchase Rights were outstanding.

At June 30, 2003, the aggregate market value of the voting and non-voting stock held by nonaffiliates was $49,193,148,101.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement dated March 10, 2004, issued in connection with the 2004 annual meeting of shareholders (Part III).

PART I
Cautionary Language Concerning Forward-Looking Statements
Business
Communications Group
Domestic Wireless
Latin America Group
Advertising and Publishing Group
Intellectual Property
Research and Development
Employees
Properties
Legal Proceedings
Submission of Matters to a Vote of Shareholders
Additional Information – Description of BellSouth Stock
Executive Officers
Website Access
PART II
Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Selected Financial and Operating Data
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS BELLSOUTH CORPORATION
Consolidated Results of Operations
Results by Segment
Communications Group
Domestic Wireless
Latin America Group
Advertising and Publishing Group
Liquidity and Financial Condition
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Quantitative and Qualitative Disclosure About Market Risk
Operating Environment
Critical Accounting Policies
Cautionary Language Concerning Forward-Looking Statements
REPORT OF MANAGEMENT BELLSOUTH CORPORATION
REPORT OF INDEPENDENT AUDITORS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9a. Controls and Procedures
PART III
ITEMS 10 THROUGH 13.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EX-10.Q15 AMENDMENT TO PERSONAL RETIREMENT ACCOUNT
EX-10.R3 FIRST AMENDMENT TO BELLSOUTH CORPORATION
EX-10.R4 SECOND AMENDMENT TO BELLSOUTH CORPORATION
EX-10.S3 FIRST AMENDMENT TO BELLSOUTH TELECOMMUNI.
EX-10.S4 SECOND AMENDMENT TO BELLSOUTH TELECOMMUN.
EX-10.T2 FIRST AMENDMENT TO BELLSOUTH CORPORATION
EX-10.T3 SECOND AMENDMENT TO BELLSOUTH CORPORATION
EX-10.U2 FIRST AMENDMENT TO BELLSOUTH TELECOMMUNI.
EX-10.U3 SECOND AMENDMENT TO BELLSOUTH TELECOMMUN.
EX-10.W4 FOURTH AMENDMENT TO BELLSOUTH RETIREMENT
EX-10.KK AGREEMENT BETWEEN BSC AND MARK L. FEIDLER
EX-10.LL FORM OF INDEMNITY AGREEMENT
EX-10.NN INVESTMENT AGREEMENT - BSC & SBC
EX-11 COMPUTATION OF EARNINGS PER SHARE
EX-12 COMPUTATON OF RATIO OF EARNINGS TO FIXED
EX-21 SUBSIDIARIES OF BELLSOUTH
EX-23A CONSENT OF INDEPENDENT ACCOUNTANTS
EX-23B CONSENT OF INDEPENDENT AUDITOR
EX-24 POWERS OF ATTORNEY
EX-31.A 302 CERTIFICATION OF F. DUANE ACKERMAN
EX-31.B 302 CERTIFICATION OF RONALD M. DYKES
EX-32 906 CERTIFICATIONS

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
Eleven Year 6 3/8% Notes, due June 15, 2004
Ten Year 6 1/2% Notes, due June 15, 2005
Thirty Year 6 3/8% Debentures, due June 1, 2028

(a) Subsequently merged with and into BellSouth Corporation.

BELLSOUTH 2003      1

*	All or a portion of the referenced sections have been included in BellSouth Corporation’s definitive proxy statement dated March 10, 2004 and incorporated herein by reference.

2      BELLSOUTH 2003

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
    While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

•	a change in economic conditions in domestic or international markets where we operate or have material investments which could affect demand for our services;
•	changes in US or foreign laws or regulations, or in their interpretations, which could result in the loss, or reduction in value, of our licenses, concessions or markets, or in an increase in competition, compliance costs or capital expenditures;
•	continued pressures on the telecommunications industry from a financial, competitive and regulatory perspective;
•	the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;
•	changes in the federal and state regulations governing the terms on which we offer wholesale services to our competitors;
•	continued successful penetration of the interLATA long distance market;
•	the unwillingness of banks or other lenders to lend to our international operations or to restructure existing debt, particularly in Latin America;
•	consolidation in the wireline and wireless industries in which we operate;
•	higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;
•	the outcome of pending litigation;
•	unanticipated higher capital spending from, or delays in, the deployment of new technologies;
•	continued deterioration in foreign currencies relative to the US Dollar in foreign countries in which we operate, particularly in Latin America;
•	the impact of terrorist attacks on our business;
•	the impact and the success of the wireless joint venture with SBC Communications, Inc., known as Cingular Wireless, including marketing and product development efforts, technological changes, financial capacity and closing and integration of the pending acquisition of AT&T Wireless Services, Inc.; and
•	Cingular Wireless’ failure to realize, in the amounts and within the timeframe contemplated, the capital and expense synergies and other financial benefits expected from its proposed acquisition of AT&T Wireless as a result of technical, logistical, regulatory and other factors.

Business

OVERVIEW

In this document, BellSouth Corporation and its subsidiaries are referred to as “we” or “BellSouth.”

    We are a Fortune 100 communications services company headquartered in Atlanta, Georgia. We and our affiliates serve over 45 million local, long distance, Internet and wireless customers in the United States and 13 other countries. We provide an array of voice, broadband data and e-commerce solutions to business customers. In the residential market, we offer digital subscriber line (DSL) high-speed Internet access, advanced voice features and other services. We also provide online and directory advertising services, including BellSouth® Real PagesSM.com. We own approximately 40 percent of Cingular Wireless (Cingular), the nation’s second largest wireless company in terms of customers, which provides wireless voice and data services. With one of the largest shareholder bases in America, we have assets of $50 billion and employ almost 76,000 individuals. Our principal executive offices are located at 1155 Peachtree Street, N.E., Atlanta, Georgia 30309-3610 (telephone number 404-249-2000). We are incorporated under the laws of the State of Georgia.
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
    The Telecommunications Act of 1996 superseded the governing terms of the 1982 settlement and provided for the development of competition in local telecommunica-

BELLSOUTH 2003      3

tions markets and the conditions under which the Baby Bells can provide interLATA wireline telecommunications and other services. Our ability to offer the services previously proscribed to us by the terms of the 1982 settlement, including the provision of interLATA long distance services, is subject to compliance with the Telecommunications Act of 1996 and the regulations of the Federal Communications Commission (FCC). During 2002, we received FCC permission to provide interLATA long distance services in each of the nine southeastern states that we serve.
    We are subject to increasing competition in all areas of our business. Regulatory, legislative and judicial actions and technological developments have expanded the types of available services and products and the number of companies that may offer them. Increasingly, this competition is from large companies as well as small, specialized companies and joint ventures that have substantial capital, technological and marketing resources and are subject to fewer regulatory constraints.
    We have four operating segments that are the focus of our business:

•	Communications Group;
•	Domestic Wireless;
•	Latin America Group; and
•	Advertising and Publishing Group.

See Note O to our consolidated financial statements for financial data on each of our segments.

Communications Group

OVERVIEW

We are the predominant telecommunications service provider in the southeastern US, serving substantial portions of the population within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications, Inc. (BST), a wholly owned subsidiary, provides wireline communications services, including local exchange, network access, intraLATA long distance services and Internet services. BellSouth Long Distance (BSLD), our long distance subsidiary, provides intraLATA and interLATA long distance services in our nine southeastern states, wholesale long distance primarily to wireless communications providers, smaller wireline telecommunications providers and unaffiliated long distance providers, and prepaid calling card services through agreements with unaffiliated long distance providers. Communications Group operations generated 81% of our total operating revenues for 2003 and 2002 and 79% for 2001.

    While we provide telecommunications service to the majority of the metropolitan areas in our region, there are many localities and sizable geographic areas within the region that are served by nonaffiliated telecommunications carriers. In addition, there is increasing competition within our territory from other telecommunications carriers, long distance carriers, cable television operators, voice over Internet protocol (VoIP) providers and wireless carriers. We have organized our marketing efforts to parallel our major customer bases: consumer, small business, large business, and interconnection services.

Consumer. This unit serves the largest segment of the market within our region, the residential customer. While traditional local and long distance telephone service remains the core of this market, customer demands are rapidly broadening to include an expanded range of services, from convenience features such as caller ID, call forwarding and voice mail, to dial-up access to the Internet, high-speed DSL and video services. During 2003, the consumer unit represented 43% of Communications Group revenues.

Small Business. This unit focuses on providing, in addition to traditional local and long distance voice services, advanced voice, data, Internet and networking solutions to small and medium-sized businesses. It offers a full selection of standard and customized communications services to this market. During 2003, the small business unit represented 12% of Communications Group revenues.

Large Business. This unit provides a wide range of standard and highly specialized services and products to large and complex business customers. In addition to traditional local and long distance voice services, product and service offerings to these customers include Internet access, private networks, high-speed data equipment and transmission, conferencing and industry specific communications arrangements for industries such as banking, healthcare and manufacturing. During 2003, the large business unit represented 18% of Communications Group revenues.

Interconnection Services. This unit provides interconnection to our network and other related wholesale services to telecommunications carriers for use in providing services to their customers. Interconnection refers to the link between our telecommunications network and the telecommunications network of other telecommunications carriers, such as AT&T, Sprint, MCI (formerly known as WorldCom) and other long distance and competitive local exchange carriers. In addition to interconnection services, we provide services such as voice and data transport services. During 2003, the interconnection services unit represented 24% of Communications Group revenue and generated 48% of our reported data revenues. The unit provides services to both affiliated and nonaffiliated customers in six different carrier markets: wireless service providers, competitive local exchange carriers, competitive switched and special access providers, long distance carriers, information service providers and public payphone service providers.

BUSINESS STRATEGY

Our business strategy is to solidify BellSouth as the leading choice of customers in the southeast for an expanding array of voice, data and Internet services and to meet our customers’ needs through teaming or wholesale service arrangements with other companies.

      We intend to:

•	optimize our portfolio of retail and wholesale products and services by utilizing marketing approaches

4      BELLSOUTH 2003

targeted to our different customer segments, by providing superior service and by offering flexible packages of voice, data and multimedia applications through improved distribution channels and systems;
•	become the leading provider of local broadband/Internet Protocol (IP) services in the southeast by deploying new broadband/IP platforms that support both voice and data services as well as applications; and
•	reduce our cost structure by managing the utilization of existing assets and redirecting spending to focus new investment on high-growth products and services.

BUSINESS OPERATIONS

VOICE SERVICES

Voice services include basic dial-tone telephone service and switching services provided through the regular switched network. In addition, we offer various standard convenience features, such as caller ID, call waiting, call return and 3-way calling on a monthly subscription or for some, on a per-use basis. Additional voice related revenues are derived from charges for inside wire maintenance contracts, voice messaging services, directory assistance and operator services. Voice revenues also include amounts received from the universal service fund for support of high cost areas.

    We offer our voice services on a wholesale basis to other competitive local carriers for resale to their customers. Competitors primarily utilize our local network under two methods: resale and, to a greater extent, through the use of unbundled network elements (UNEs). Lines provided on a resale basis include all of the components necessary for a wholesale customer to provide complete service delivery to an end-user. UNEs represent components of our network that wholesale customers may combine with components of their own networks, or with other UNEs purchased from us to allow complete service delivery to an end-user. See “– Regulatory Environment – Federal Regulatory Matters – FCC Interconnection Rules” for a discussion of UNE pricing.
    We provide network access and interconnection services by connecting the equipment and facilities of our customers with the communications networks of long distance carriers, competitive switched and special access providers, and wireless providers, including Cingular. Similarly, we provide access and interconnection services to competitive local exchange carriers so their subscribers can reach ours and vice versa. As a result of access reform, the revenues that we derive from these services have diminished over the past several years. See “– Regulatory Environment – Federal Regulatory Matters – Access Charge Reform” for a discussion of this matter.
    As described above in “Business – Overview”, BellSouth was historically permitted to provide long distance services only within, but not between, certain areas (referred to as LATAs) that were defined at the time of the Bell System divestiture. Legislation was enacted in 1996 that allowed BellSouth, upon approval by the Federal Communications Commission, to provide interLATA services. BellSouth received that approval for all nine states in its region during 2002. We were the first Baby Bell to receive approval for all of its territory.
    As a consequence of the long distance approval described above, BellSouth has aggressively entered the interLATA long distance market in its nine state region. BellSouth’s entry has addressed both the mass and complex markets. On the mass market side, BellSouth offers a wide array of calling plans to both its residential and business customers. Many of these long distance offers have been packaged with the Company’s local, data and wireless offerings so as to present a “bundle” of services to its customers. These “bundles” allow customers to purchase services at prices lower than they would have paid if they had bought the underlying services on a stand alone basis. As of December 31, 2003, BellSouth has achieved a long distance market penetration of 28% among its residential local customers and 39% among its mass market business local customers.
    Voice services provided approximately 56% of BellSouth’s total operating revenues for 2003 and 2002 and 54% for 2001.

BROADBAND AND DATA SERVICES

As use of the Internet grows and as corporate data applications increase in sophistication and scope, the market for broadband and data services is expanding and evolving. BellSouth will continue to expand its capabilities in order to maintain a leadership position in the broadband and data communications market. Investment in service infrastructure is strategically managed to enable delivery of services offering increasing capacity and functionality. In parallel, we continue to use new advances in digital technology to bolster the broadband capabilities of our entire network. The emergence of high-performance broadband and digital infrastructure offers the ability to use these networks for real-time communications including voice and video using various technologies such as softswitches (software-based switching platforms) and voice over Internet protocol (VoIP).

    We offer a wide range of data services serving the retail as well as the wholesale markets. Revenues from retail offerings such as FastAccess® (DSL), ISDN, Frame Relay, Lightgate and SmartRing accounted for 51% of total data revenues in 2003 while wholesale offerings accounted for the remaining 49%.
    DSL service is an important broadband service for BellSouth. Over 70% of the households in our franchises are qualified to receive DSL from BellSouth, and we ended 2003 with over 1.46 million DSL subscribers. BellSouth participates in the DSL market in two significant ways. We offer DSL transport products to Internet service providers and other carriers, which, in turn, provide information services, such as Internet access, to their end users. We also offer our own retail DSL-based high speed Internet service that we market under the name BellSouth® FastAccess® DSL.
    We continue to deploy new DSL products with the introduction in 2003 of FastAccess® DSL Lite, a new lower speed residential product that offers download speeds up to 256 Kbps as compared to download speeds up to 1.5 Mbps for standard FastAccess®. This new Lite product was designed to reach and convert current dial Internet customers to broadband. We introduced FastAccess® Lite

BELLSOUTH 2003      5

at a monthly rate that was $10 less than standard FastAccess®. In 2004, BellSouth expects to begin offering a higher speed version of FastAccess® that will have download speeds of up to 3 Mbps. We expect to be in a strong position to offer a full range of Internet access products, ranging from dial-up access to 3 Mbps services that also include many state of the art features such as Parental Controls and virus scanning.
    Through a resale arrangement with Qwest Communications Corporation, we are able to offer data services to meet the needs of sophisticated business purchasers of long distance services. These complex services are offered to enterprise business customers not just in our nine state region, but throughout the United States.
    Broadband and data services generated approximately 19% of BellSouth’s total operating revenues for 2003 and 2002 and 17% for 2001.

OTHER COMMUNICATIONS GROUP REVENUES

Other Communications Group revenues are comprised primarily of charges for billing and collection services for long distance carriers, enhanced white pages listings, customer late payment fees and customer premises equipment sales and maintenance services. Other revenue also includes charges for permitting our competitors to set up their equipment in our facilities (referred to as collocation). Historically, revenues from local payphone services were included in this category. By the end of 2003, we had ceased offering local payphone services through a separate subsidiary of BST. Due to our gradual phase-out of the business, we do not expect any material financial impact on results of operations with respect to exiting this business. BellSouth also provides wholesale long distance services, primarily to wireless communications providers and smaller wireline telecommunications providers, as well as to unaffiliated long distance providers, and we offer prepaid calling card services through agreements with an unaffiliated long distance provider. Other Communications Group services provided approximately 6% of BellSouth’s total operating revenues for 2003 and 8% for 2002 and 2001.

REGULATORY ENVIRONMENT

Our wireline business is regulated by the FCC and state public commissions.

FEDERAL REGULATORY MATTERS

The FCC regulates rates and other aspects of our provision of interstate telecommunications services. In addition, pursuant to the Telecommunications Act of 1996, the FCC has authority to establish policies for pricing and terms of interconnection between local exchange carriers such as BellSouth. Prior to 1996, this activity had been mostly the exclusive jurisdiction of the state regulatory commissions. The states now set the rates and establish terms for interconnection within the policy framework ordered by the FCC. We expect the FCC to continue policies that promote local service competition.

FCC interconnection rules

Under the 1996 Act, the FCC is obliged to consider the extent to which we must make elements of our network available to other providers of local service. The FCC can require access to proprietary network elements only when necessary. For non-proprietary elements, the FCC can order access only when failure to do so will impair the ability of the requesting carrier to provide services.

    The FCC issued its most recent set of rules governing the provision of elements with local competitors in August 2003. The order establishing the rules is referred to as the Triennial Review Order. The previous two sets of rules were vacated by the courts. The most recent set of rules generally presume that carriers will be impaired without access to our unbundled switching when the competitor is serving a mass market customer. The new rules also presume that competitors will not be impaired without such access if they are serving medium to large business customers. These presumptions have the effect of requiring us to continue offering the unbundled network platform, or UNE-P, for our competitors to use in serving mass market customers for at least a 27 month transition specified in the rules. The rules make other presumptions about our transport and high capacity loop elements. These presumptions are subject to proceedings that the FCC has delegated to the state commissions. Under the new rules, the states are required to (1) conduct proceedings, all of which are to be completed by July 2, 2004, (2) determine the elements that the carriers subject to the rules will have to provide, and (3) specify the markets in which they will be provided.
    The FCC’s order establishing the rules has been appealed and is pending before the DC Circuit Court of Appeals. Some carriers, including BellSouth, have challenged the Triennial Review Order as requiring too much unbundling of their networks and delegating authority to the states that should be exercised by the FCC. Other carriers, mostly new entrants since the 1996 Act, have appealed the rules, contending that they provide too little unbundling of our network. State commissions have also challenged the order as being an illegal restriction on their powers. Arguments in the case occurred in late January and we expect a decision during the first half of 2004. While the appeal is pending, we continue to participate in the state proceedings required by the rule.
    In addition, we asked the FCC to reconsider certain different portions of its Triennial Review Order related to the regulation of broadband facilities. We asked the FCC to expand the unbundling freedom its Order provides to some broadband facilities. Other parties have sought reconsideration of many other portions of the Order.
    If the appeal, reconsideration or state decisions require us to increase the number or scope of elements we must provide, or if the appeal, reconsideration or state decisions allow competitors greater ability to substitute unbundled elements for special access services, or contain other negative features, we could experience a material adverse effect on revenues and results of operation.

Pricing of network elements

The FCC also establishes the pricing policy for elements. The policy currently in effect is TELRIC (an acronym for

6      BELLSOUTH 2003

Total Element Long-Run Incremental Cost), which assumes a hypothetical, least cost, most efficient network for purposes of establishing prices for elements. The states have set prices for elements under this policy since 1996.
    The FCC has established a proceeding to consider modification of TELRIC. We are participating in that proceeding, pursuant to which the FCC may modify TELRIC to require reflection of the costs of an actual network. However, the final regulations could arbitrarily exclude certain actual costs which could result in an adverse effect on revenues and results of operations.

Price regulation

The FCC regulates interstate prices using a price regulation plan, generally known as a “price cap” plan. The FCC’s price cap plan limits aggregate price changes to the rate of inflation, minus productivity offset, plus or minus other cost changes recognized by the FCC. The productivity factor can vary among services. Interstate prices have been decreasing over the last few years as a result of low inflation in the US economy.

Access charge reform

The FCC has favored access reform, through which the historical subsidy for residential local service contained in network access charges paid by long distance carriers is funded instead by the end-user, by universal service funds, or both. As a result of a May 2000 FCC order implementing access charge reform (referred to as the CALLS order), we have reduced the interstate network access charges paid by long distance carriers and increased interstate subscriber line charges paid by end-users. These rate changes better align our cost recovery with the way in which we incur costs.

    We continue to participate in FCC examinations of further access reform. The FCC has undertaken a comprehensive examination of intercarrier compensation – the payments among telecommunications carriers resulting from use of their respective interconnecting networks. In general, there are two classes of intercarrier compensation: (1) reciprocal compensation that applies to local calls; and (2) access charges that apply to long distance calls. The objective of the FCC’s comprehensive examination is to examine existing rules pertaining to intercarrier compensation and explore alternative forms of intercarrier compensation. This examination could lead to permanent changes in the way carriers compensate one another and in the way carriers receive compensation from their end-user customer. One alternative under consideration is “bill and keep”, a policy that requires carriers to exchange traffic freely with each other and to recover from end-user customers the costs of transmitting traffic. Either in this proceeding or in a separate proceeding, the FCC will reconsider its methodology and rates for reciprocal compensation. See “– Reciprocal Compensation” below.
    There are other aspects of access charges and universal fund contribution requirements that continue to be considered by state and federal commissions that could result in greater expense levels or reduced revenues.

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

    The FCC’s universal service mechanism for non-rural carriers serving high-cost, low-income areas is designed to ensure that customers in those areas receive telephone service at affordable rates. BellSouth is receiving high-cost support for service to residents in Alabama, Kentucky and Mississippi.
    The universal service order also established significant discounts to be provided to eligible schools and libraries for all telecommunications services, internal connections and Internet access. Further, it established support for rural health care providers so that they may pay rates comparable to those that urban health care providers pay for similar services. Industry-wide annual costs of the program, estimated at approximately $6 billion, are to be funded out of the universal service fund. Local, long distance and wireless carriers’ contributions to the education and health care funds are assessed by the fund administrator on the basis of the carriers’ interstate end-user revenues.

Number portability

In 1996, the FCC ordered certain local number portability requirements for both wireline and wireless carriers. The order required wireline carriers to enable customers remaining in the same location to choose a different wireline carrier while retaining their same telephone number. This wireline requirement was implemented in 1997. Wireless number portability received several extensions, and was implemented in November 2003.

    During 1998, the FCC adopted an order that allowed incumbent local exchange carriers to recover over five years their carrier-specific costs of implementing long-term number portability. The 1998 order permitted cost recovery in the form of a surcharge to customers to whom number portability is available.
    Current portability capabilities now allow wireline customers to select wireless service and keep their old wireline number. Subject to current technical limitations, wireless customers may switch their wireless number to wireline service. Because the 1998 cost recovery order did not include the costs of implementing wireless number portability, we filed a petition with the FCC to recover approximately $38 million in costs for that implementation. The implementation of wireless number portability could negatively impact our wireline operations, as customers are able to transfer their residential or business telephone number to a wireless telephone, and because the ability to transfer wireless numbers to wireline service is technically

BELLSOUTH 2003      7

limited. The expanded number portability could also increase the rate of Cingular’s churn.

Reciprocal compensation

Following the enactment of the 1996 Act, our telephone company subsidiary, BST, and various competitive local exchange carriers entered into interconnection agreements providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. These agreements were the subject of litigation before various regulatory commissions. After an FCC ruling in April 2001 prescribing new rates, BellSouth settled its claims with competitors for traffic occurring through mid-June 2001, and entered into agreements that contained the FCC rates for traffic occurring from mid-June 2001 forward. The District of Columbia Circuit Court of Appeals, in the second quarter of 2002, remanded the ruling to the FCC to implement a rate methodology consistent with the Court’s opinion. The FCC’s previous rules and rates remain in effect while it reconsiders them. A change in the rules or rates could increase our expenses.

Broadband regulation

In the Triennial Review Order, the FCC eliminated the high frequency portion of the loop (“HFPL”) as a UNE. Competitive local exchange carriers have used the HFPL to provide DSL over the same loop on which the incumbent local exchange carrier provides voice services. This is known as Line Sharing. The FCC grandfathered existing Line Sharing arrangements, and allowed new Line Sharing arrangements to exist for one additional year. The FCC also clarified that packet switching is not a UNE.

    BellSouth does not provide FastAccess® (DSL) when an end user obtains voice services from a third party voice provider. The FCC examined this practice in connection with BellSouth’s request for long distance approval and determined that we had no obligation to provide FastAccess® (DSL) over a competitive carrier’s leased facilities. The public service commissions in Florida, Georgia, Kentucky and Louisiana, however, have each ordered BellSouth to discontinue that practice in their respective states. BellSouth appealed each of these orders. BellSouth also filed a petition with the FCC asking the FCC to find that state commissions are preempted from requiring that BellSouth provide DSL-based services to competitive local exchange carrier UNE voice customers.
    The FCC has a pending docket in which it is considering the regulatory classification of broadband service. Specifically, it is looking at whether broadband service should be deemed a regulated telecommunications service or a non-regulated information service.
    The FCC and various state public service commissions are considering what rules and regulations should apply to voice over Internet protocol services. We are unable to predict what the outcome will be from these proceedings.

STATE REGULATORY MATTERS

We are subject to regulation of our local and intrastate long distance services by a state authority in each state where we provide intrastate telecommunications services. Such regulation covers prices, services, competition and other issues.

Price regulation

We currently operate under price regulation plans in all states in our wireline territory. Under these plans, the state regulatory commissions or state legislatures have established maximum prices that can be charged for certain telecommunications services. While such plans limit the amount of increases in prices for specific services, they enhance our ability to adjust prices and service options to respond more effectively to changing market conditions and competition. Price regulation also provides an opportunity to benefit more fully from productivity enhancements. The majority of these plans have limitations on raising prices for basic local exchange services during the early years with provisions for inflation-based price increases in later years.

    While some plans are not subject to either review or renewal, other plans contain specified termination dates and/or review periods. Upon review or renewal, a regulatory commission could attempt to require substantial modifications to prices and other terms of these plans. During 2003, our plan in Louisiana was renewed. A review of our Kentucky plan is pending. We also expect reviews of our plans in Alabama, Mississippi and North Carolina during 2004.
    Beginning in 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission (PSC) under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new state statute, adopted subsequent to the PSC’s approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the PSC. The election became effective during August 1999. The South Carolina Consumer Advocate petitioned the PSC seeking review of the level of our earnings during the 1996-1998 period when we operated under the subsequently invalidated price regulation plan. The PSC dismissed the petition in November 1999 and issued orders confirming the vote in February and June of 2000. In July 2000, the Consumer Advocate appealed the PSC’s dismissal of the petition. In January 2004, the court hearing the appeal affirmed the PSC’s decision. An appeal of this decision to the South Carolina Supreme Court is probable. If the Consumer Advocate eventually prevails, the case could be remanded to the PSC, which could, after considering evidence, order refunds to customers in South Carolina, which in the aggregate may be material to the company. At this time, we are unable to predict the outcome of this probable appeal and, therefore, cannot determine the impact, if any, this matter may have on future earnings.

8      BELLSOUTH 2003

Other state regulatory matters

In each of our states, we are subject to performance measurement plans that measure our service performance to competitors against certain benchmarks and our own retail performance. When we do not meet the relevant standards, we make payments to the competitors or the State’s treasury. In some states, if we continuously fail to meet certain criteria, we also would suspend our marketing and sale of long distance services. We made payments in all states in 2002 and 2003, and likely will make payments in 2004. The plans are reviewed regularly for necessary changes.

COMPETITION

We face significant competition from traditional telecommunications providers. Further, we are increasingly seeing competition from wireless, cable and other providers that have not historically competed with us for telecommunications customers.

TRADITIONAL TELECOMMUNICATION SERVICE PROVIDERS

The state public service commissions with jurisdiction over our services have granted numerous applications to competitive local exchange carriers for authority to offer local telephone service. As a result, substantial competition has developed in the marketplace. We compete for customers based principally on service offerings, price and customer service. Increasing competition has resulted in innovative packaging and services that strive to simplify the customer’s experience. Pricing pressures in the market have increased resulting in opportunities for the customer to purchase value based packages and services. Competitive pressures across the board have resulted in an increase in advertising and promotional spending. Competitors, including major carriers, resell our local services, use separate unbundled network elements (UNE) or provide services over their own facilities.

    Wholesale UNE prices are based on a forward-looking cost model and the premise of a most efficient, least cost network design. Because the pricing is not based on actual cost, certain costs that exist in today’s network are not adequately addressed in the calculations. A competitors’ use of UNEs and the UNE platform results in lower revenue per access line and has a detrimental impact on our margins as we are not allowed to charge UNE competitors for the actual level of costs to maintain and service the access line. The impact is amplified due to competitors’ fashioning service bundles that target high valued customers. In addition, revenues from non-UNE sources, such as access to our switches and calling features as well as complementary services such as inside wire maintenance, operator services and in some cases directory assistance, are lost to UNE provisioned lines. As a result of regulated wholesale prices and highly competitive pricing, our competitors have been effective in gaining market share, primarily in metropolitan areas. At December 31, 2003, we had provisioned approximately 2.7 million resale and UNE lines to competing carriers, an increase of 34% since December 31, 2002.
    Companies compete with us for long distance services by reselling long distance services obtained at bulk rates from us or from other carriers, or by providing long distance services over their own facilities. In addition, we are increasingly competing for long distance customers with wireless providers that offer a bucket of minutes without differentiating between local and long distance services.
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
    Although our competitors vary by state and market, we believe that at December 31, 2003 our most significant local service competitors include AT&T, MCI and Supra and our most significant long distance competitors include AT&T, MCI and Sprint.

BROADBAND SERVICE PROVIDERS

We continue to face intense competition from cable broadband providers who are not subject to the same rigorous regulatory scrutiny for their broadband services. Recent state regulatory rulings requiring BellSouth to provide FastAccess® (DSL) over UNE lines adds costs and complexity to delivery of service that inhibits our efforts to compete with cable on a level playing field.

OTHER TYPES OF COMPETITORS

An increasing number of voice and data communications networks utilizing fiber optic lines have been constructed by communications providers in all major metropolitan areas throughout our wireline service territory. Furthermore, wireless voice and paging services increasingly compete with wireline communications services to provide both voice and data services. In addition, technological developments have made it feasible for cable television networks to carry data and voice communications. We are seeing new competition as a result of the development of commercial applications using Internet Protocol technology. This medium could attract substantial traffic because of its lower cost structure due to the fact that FCC rules do not currently impose access charges on most communications carried over this technology.

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

BELLSOUTH 2003      9

Domestic Wireless

OVERVIEW

Our domestic wireless business consists of our proportionate share of Cingular Wireless. Cingular is a joint venture that was formed by the combination of most of the former domestic wireless operations of BellSouth and SBC Communications. We have an approximate 40 percent economic interest in Cingular, and SBC has an approximate 60 percent economic interest. Cingular is operated independently from both parents, currently with a four-seat Board of Directors comprised of two directors from each parent. BellSouth and SBC share control of Cingular. Cingular is a SEC registrant by virtue of its publicly traded debt securities. Accordingly, it files separate reports with the SEC.

    Cingular is the second largest provider of wireless voice and data communications services in the US in terms of customers. In addition, Cingular is one of the largest digital wireless network operators in the United States.

•	Cingular has access to licenses, either through owned licenses or licenses owned by joint ventures and affiliates, to provide cellular or PCS wireless communications services covering an aggregate of 236 million in population (POPs), or approximately 81% of the US population, including in 45 of the 50 largest US metropolitan areas.
•	Cingular provides cellular or PCS services in 43 of the 50 largest US metropolitan areas.
•	100% of Cingular’s networks utilize digital technology.
•	At December 31, 2003, 95% of Cingular’s cellular and PCS customers were using digital service, and in December 2003, over 99% of Cingular’s cellular and PCS minutes of use were digital.

    Cingular provides a wide array of wireless services for individual, business and governmental users. Cingular’s data services are offered over its cellular/PCS networks and its separate Mobitex network. On a combined basis, Cingular had approximately 5.5 million active users of its data services at December 31, 2002 and approximately 6.6 million at December 31, 2003.

    In the US wireless telecommunications industry, there are two principal frequency bands currently licensed by the FCC for transmitting two-way voice and data signals. Analog and digital cellular services are provided over the 850 MHz band and digital PCS services are provided over the 1900 MHz band. PCS infrastructure is characterized by shorter transmission distances and closer spacing of cells and towers than in a cellular network to accommodate the different characteristics of the PCS radio signals. However, PCS service does not differ functionally to the end-user from digital cellular service.
    On February 17, 2004, Cingular announced an agreement to acquire AT&T Wireless Services, Inc. in an all cash transaction. Under the terms of the agreement, which were approved by our board of directors and the boards of directors of SBC and Cingular as well as AT&T Wireless, shareholders of AT&T Wireless will receive $15 cash per common share or approximately $41 billion. The acquisition, which is subject to the approvals of AT&T Wireless shareholders and federal regulatory authorities, and to other customary closing conditions, is expected to be completed in the fourth quarter of 2004. The merger agreement provides that if the conditions to closing are not satisfied by December 31, 2004 it will be terminated, subject to extension to June 30, 2005 by either party if, as of December 22, certain regulatory approvals have not been obtained (in very limited circumstances it may be extended another 60 days thereafter). If AT&T Wireless enters into or consummates certain types of business combination transactions within fifteen months after certain terminations of the merger agreement, AT&T Wireless would be obligated to pay to BellSouth and SBC an aggregate termination fee equal to $1.4 billion.
    The agreement provides that Cingular and AT&T Wireless are required to use their best efforts to consummate the merger as promptly as reasonably practicable and BellSouth and SBC are required to use reasonable best efforts to assist Cingular in obtaining regulatory approval. However, none of BellSouth, SBC nor Cingular will be required to take actions required by regulators as a condition to approval of the merger, and we will not be required to close the merger if the aggregate adverse impacts of required sales of subscribers or spectrum or any conditions imposed on either BellSouth, SBC and/or Cingular would exceed $8.25 billion. For purposes of calculating the impacts regarding sales of subscribers or spectrum, the parties have agreed that the adverse impact of (a) any required divestitures of a market would be equal to the number of subscribers in the market required to be divested multiplied by $825 and (b) any required divestitures of spectrum only would be equal to the amount of spectrum required to be divested multiplied by $.50 per MHz POP. Any other adverse impacts on BellSouth, SBC and/or Cingular would be calculated at the time the conditions are imposed. Each of SBC and BellSouth has agreed not to take any action reasonably likely to prevent the closing of the merger.

BUSINESS STRATEGY

Cingular’s business strategy is to:

•	expand its customer base profitably by continuing to promote the Cingular brand, by expanding and taking advantage of its extensive distribution capabilities and by cross-selling its products and services through bundling arrangements with its parents;
•	capture economies through its large scale and national scope, allowing it to further realize the significant revenue and cost synergies offered by its formation;
•	increase the capacity, speed and functionality of its cellular and PCS networks by deploying common voice and high-speed data technologies throughout its network;
•	develop and promote advanced wireless data applications over multiple communications devices; and
•	expand its existing footprint and its network capacity where economical by obtaining access to additional spectrum, primarily through acquisitions, ventures, alliances, spectrum exchanges and purchases and possible industry consolidation.

10      BELLSOUTH 2003

NETWORK

Licenses

Cingular has licenses to provide cellular and PCS wireless services on the 850 MHz and 1900 MHz portions of the radio spectrum. Cingular provides both analog and digital cellular services on the 850 MHz band and digital services on the 1900 MHz band. Cingular also has 900 MHz licenses to provide data services.

Coverage

Cingular has access to wireless licenses to provide voice and data services over cellular/PCS networks in 45 of the 50 top wireless markets across the country. Cingular has also signed roaming agreements to ensure its customers can receive such wireless service in virtually all areas in the United States where cellular/PCS wireless service is available. Cingular’s cellular/PCS networks are substantially built out. Cingular also provides wireless data services over its 900 MHz network, covering over 90% of the US metropolitan POPs, including the 50 largest US metropolitan areas.

Technology

Cingular uses both Global System for Mobile Communication (“GSM”) and Time Division Multiple Access (“TDMA”) technology. These are digital technologies that allow for numerous advantages over analog service, including extended battery life, improved voice quality, greater call security and lower per-minute costs. Digital service also enables enhanced features and services, such as interactive messaging, facsimile, e-mail and wireless connections to computer/data networks and the Internet. Further, GSM offers three to four times the voice capacity of TDMA digital technology and provides economies of scale due to its predominant global use.

    Cingular is deploying high-speed General Packet Radio Service (“GPRS”) throughout its cellular and PCS networks and, at December 31, 2003, networks covering approximately 93% of its cellular and PCS wireless POPs were equipped with this technology. GPRS is an interim step towards Enhanced Data Rates for GSM Evolution (“EDGE”), Cingular’s choice of third generation wireless technology. EDGE was launched in selected markets in 2003, with 20% of Cingular’s operational POPs covered at December 31, 2003, and continued expansion planned for 2004. EDGE will increase the capacity, speed and functionality of Cingular’s data networks. GPRS utilizes Internet Protocol-based technology, which allows for high-speed wireless packet-switched data services. Packet-switched technology allows for data to be sent and received in bursts, instead of requiring continuous transmission over the network for the duration of the communication, thereby providing the user “always on,” as opposed to dial-up, connectivity.
    For data services, EDGE will offer faster speeds than TDMA or GSM circuit-switched or GPRS technology and is expected to provide Cingular’s customers with greater connectivity and communications capabilities, including faster speeds for accessing the wireless Internet.

COMPETITION

There is substantial and increasing competition in all aspects of the wireless communications industry. Cingular competes for customers based principally on its service offerings, price, call quality, coverage area and customer service.

    Cingular’s competitors are principally the other largest national providers of cellular, PCS and other wireless communications services – Verizon Wireless, AT&T Wireless, Sprint PCS, Nextel and T-Mobile, which together with Cingular, served almost 80% of the US wireless customers. Verizon Wireless ranks first among the six national carriers in terms of number of customers served as of December 31, 2003 and first in 2003 revenues and profitability. Cingular ranked second among these carriers according to number of customers served. Although AT&T Wireless had fewer customers, their 2003 revenues slightly exceeded Cingular’s.
    The primary advantages other carriers have over Cingular are spectrum depth and population coverage. Cingular addresses this by seeking additional licenses in areas where Cingular has current or future spectrum needs, via the following options:

•	by participating in FCC auctions, such as the auction that ended in January 2001 that resulted in Cingular acquiring access, through Salmon PCS LLC, to an additional 45 licenses;
•	by acquiring licenses from other carriers, either by direct purchases, as in Salt Lake City and the pending acquisition of licenses from NextWave, or by swaps for licenses, as in the New York metropolitan markets, in exchange for licenses for spectrum where Cingular has excess capacity; and
•	by joint venturing with other carriers to pool spectrum or share network infrastructure, as in Cingular’s AT&T and T-Mobile ventures.

    In addition, because Cingular is in the process of overlaying its TDMA network with GSM/GPRS/EDGE technology and in the process of transitioning its TDMA customers to that new technology, Cingular will operate at somewhat of a disadvantage to other carriers (e.g., Verizon Wireless, Sprint PCS, Nextel and T-Mobile) that utilize a common technology throughout their networks. Cingular is meeting these challenges by offering cellular and PCS phones that will operate on both TDMA and GSM networks as well as the standard GSM and TDMA only handsets and negotiating roaming agreements to allow its customers to use TDMA or GSM networks of other carriers. At the end of 2003, Cingular had 93% of its operational POPs covered by GSM/GPRS and 20% covered by EDGE.

    As a result, Cingular believes it has the ability to strongly compete in all of its markets. Cingular also competes with smaller companies, resellers and wireline telephone service providers. Some of its competitors have greater financial, technical, marketing, distribution and other resources than Cingular does. In addition, some of the other large providers have more extensive coverage areas than Cingular does. Some of the indirect retailers who sell Cingular’s services also sell its competitors’ services. Moreover, Cingular may experience significant competition from companies that provide similar services using other communications

BELLSOUTH 2003      11

technologies and services. Some of these technologies and services are now operational and others are being developed or may be developed in the future.
    Consolidation, alliances and business ventures may increase competition. Consolidation and the formation of alliances and business ventures within the wireless communications industry have occurred and Cingular expects that this trend will continue. Cingular has numerous other competing wireless providers in its markets. Consolidation may create larger, better-capitalized competitors with substantial financial, technical, marketing, distribution and other resources to compete with its product and service offerings. Competitors with more complete nationwide footprints may be able to offer nationwide services and plans more economically due to economies of scale and less dependence on roaming arrangements. In addition, global combinations of wireless carriers – such as the alliance between AT&T Wireless and NTT DoCoMo Inc. of Japan, the joint venture between Sprint and Virgin Group, Verizon Wireless, which is a joint venture between Verizon and Vodafone plc, and mergers and acquisitions, such as the ownership of T-Mobile by Deutsche Telekom – may give some domestic competitors better access to international technologies, marketing expertise and strategies and diversified sources of capital. Other large, national wireless carriers have affiliations with a number of smaller, regional wireless carriers that offer wireless services under the same national brand, thereby expanding the national carrier’s perceived national scope. In addition, infrastructure sharing ventures, while facilitating Cingular’s entry into new markets, also allows its partners to compete with Cingular in those markets.
    Governmental policy at all levels favors robust competition. For example, under current FCC rules, six or more PCS licensees, two cellular licensees and one or more enhanced specialized mobile radio, or “ESMR”, licensees may operate in each geographic area. This structure has resulted in the presence of multiple competitors in Cingular’s markets and makes it challenging for Cingular to attract new customers and retain existing ones. In addition, specialized mobile radio, or “SMR”, dispatch system operators have constructed two-way ESMR digital mobile communications systems on existing SMR frequencies in many cities throughout the United States, including most of the markets in which Cingular operates.
    Cingular’s ability to compete successfully will depend, in part, on the quality of its network and marketing efforts and on its ability to anticipate and respond to various competitive factors affecting the industry. These factors include the introduction of new services and technologies, changes in consumer preferences, demographic trends, economic conditions, pricing strategies of competitors and its ability to take advantage of its wireless/wireline service area overlap with SBC and BellSouth. As a result of competition, Cingular has in the past and may in the future be required to:

•	reduce prices for its services and products;
•	restructure its service packages to provide more services without increasing prices;
•	further upgrade its network infrastructure and the handsets Cingular offers;
•	increase its advertising, promotional spending, commissions and other customer acquisition costs; and
•	increase its spending to retain customers.

    As previously discussed, on February 17, 2004, Cingular announced an agreement to acquire AT&T Wireless. We expect that this acquisition will enhance Cingular’s ability to compete by strengthening its network coverage and quality and improving customer service and offerings.

    On November 24, 2003, the FCC’s rules on wireless local number portability became operative, enabling wireless customers to keep their wireless number when switching to another carrier. These rules require wireless carriers to offer number portability to their customers in the top 100 metropolitan statistical areas (MSAs) now and to all other customers no later than May 24, 2004. These rules will likely increase competition, costs and customer churn.

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

    Licenses are issued for only a fixed period of time, typically 10 years. Consequently, Cingular must periodically seek renewal of those licenses. The FCC will award a renewal expectancy to a wireless licensee that has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act of 1934. The FCC has routinely renewed wireless licenses in the past. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. Violations of FCC rules may also result in monetary penalties or other sanctions. FCC rules provide that competing renewal applications for licenses will be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in hearings.

12      BELLSOUTH 2003

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
    The Communications Act of 1934 and the FCC rules require the FCC’s prior approval of the assignment or transfer of control of a license for a wireless system. Before Cingular can complete any such purchase or sale, it must file appropriate applications with the FCC, and the public is by law granted a period of time, typically 30 days, to oppose or comment on such applications. In addition, the FCC has established transfer disclosure requirements that require licensees who assign or transfer control of a license acquired through an auction within the first three years of their license terms to file associated sale contracts, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling minority interests in an entity that holds an FCC license generally may be bought or sold without FCC approval. However, notification and expiration or earlier termination of the applicable waiting period under Section 7A of the Clayton Act by either the Federal Trade Commission or the Department of Justice may be required, as well as approval by, or notification of, state or local regulatory authorities having competent jurisdiction, if Cingular sells or acquires wireless systems.
    Two of the ways by which Cingular can attempt to meet its needs for additional spectrum are by acquiring spectrum licenses held by others or by accessing new spectrum being auctioned and licensed by the FCC. In early 2004, the FCC’s new spectrum leasing rules become effective. These rules permit license holders to lease the use of their spectrum to others and provide that such holders can meet their build-out requirements through the facilities construction and operation activities of their lessees. The FCC has structured its rules such that it has minimal involvement in leasing activities. For these reasons, Cingular views spectrum leasing as an attractive alternative to license acquisition in areas where Cingular is spectrum constrained.

Latin America Group

OVERVIEW

Our Latin America Group operations consist primarily of wireless service providers operating in 10 countries. We own less than 100% of most of these companies; adjusting customer data to reflect this partial ownership, our licensed service areas had a population of approximately 144.2 million and provided wireless services to approximately 8.4 million customers, each as of November 30, 2003. The operations in Latin America generated 10% of our total operating revenues in 2003 and 2002 and 12% of our total operating revenues in 2001.

    The results of our Latin America subsidiaries reflect a fiscal year ending November 30 to facilitate timely reporting of the consolidated results of BellSouth. The table below sets forth a summary overview of our Latin America operating companies as of November 30, 2003. The operating company data is presented on a total basis regardless of our ownership percentage and does not necessarily represent amounts attributable to our consolidated financial results.

	BellSouth
	Ownership in	Total	Total
	Operating	Population	Customers
Country	Company	Served	Served

	(Percent)	(In millions)	(In thousands)

Argentina	86.7	37.4	1,487
Chile	100.0	15.3	1,301
Colombia	66.0	40.3	1,915
Ecuador	89.4	13.2	816
Guatemala	60.0	13.0	252
Nicaragua	89.0	2.9	229
Panama	43.7	2.8	420
Peru	97.4	27.5	642
Uruguay	46.0	2.1	146
Venezuela	78.2	24.0	3,307

Total Latin America		178.5	10,515

    In structuring our investments, we typically exercise operating influence through board representation, the right to appoint certain key members of management and consent rights with respect to significant matters, including amounts of capital contributions. In addition, we try to assure our ability to maintain a position of influence in the venture, if not outright control, by obtaining rights of first refusal on future sales of our partners’ interests and on equity issuances by the venture. From time to time, we may buy out local partners who wish to sell, increasing our ownership stake and influence in those companies. The particular governance rights vary from venture to venture, and often are dependent upon the size of our investment relative to that of other investors. Under the governing documents for some of these ventures, certain key matters such as the approval of business plans and debt financings and decisions as to the timing and amount of capital contributions and cash distributions require the consent of our partners.

    In 2002, we sold Listel and OESP, our Brazilian yellow pages operations. In 2003, we disposed of BCP and BSE, our Brazilian wireless operations and we increased our interest in our wireless operation in Argentina from 65.0% to 86.7% through the purchase of all of Motorola’s interest in the operation for a nominal sum.

BUSINESS STRATEGY

Over the long term, we expect wireless communications to grow in Latin America. We plan to grow profitably in this market by pursuing the following strategies:

•	grow the core wireless business by offering innovative voice and data services like fixed wireless, short messaging and mobile Internet applications to our existing customer base and by profitably increasing penetration in the markets we serve;

BELLSOUTH 2003      13

•	improve profitability through cost and capital efficiencies from integration, scale and new technology; and
•	increase focus on value generation by building our competitive position and reducing debt.

    During 2002 and much of 2003, Latin America economies were impacted by negative economic and difficult political conditions. Much of this is attributed to currency devaluations and sharp recessions in Argentina, Uruguay and Venezuela, civil unrest in Venezuela, declines in gross domestic product within specific countries, as well as economic conditions within the US market. These deteriorating conditions made it difficult for us to continue to meet our strategic and financial goals. Many of these conditions continued to exist at the end of 2003, particularly in Venezuela. However, economic conditions began to improve in much of Latin America in 2003. In particular, Argentina’s currency rebounded 16% by the end of 2003 and several countries in the region are projected to have had modest GDP growth for 2003. Nonetheless, there are still significant economic risks in 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Environment – Latin America Economic Trends and Foreign Risks.”

TECHNOLOGY

All of our international wireless markets utilize digital technology in their wireless service offerings. We select the type of digital technology for each international market based on cost, quality and capacity available at the time in that part of the world. CDMA2000 (Code Division Multiple Access 2000) has been selected for our Latin America affiliates’ migration to third generation cellular networks. CDMA’s spectrum efficiency provides higher capacity for voice services and provides a wide array of new services like wireless data and high-speed Internet access. Four of our Latin America operations (Argentina, Uruguay, Venezuela and Guatemala) already had CDMA technology in place. CDMA 2000 overlays were completed during 2002 in Ecuador and Panama and during 2003 in Colombia, Nicaragua, Peru and Chile. In addition, Venezuela, Argentina and Guatemala were upgraded to CDMA2000 in 2003. As a result of these activities, we have the latest technology available in nine out of the ten countries we serve. We plan to upgrade Uruguay to CDMA2000 in the first quarter of 2004.

COMPETITION

Each of our international wireless operations is subject to competition, generally from at least one other wireless provider and, increasingly, from new PCS providers and resellers.

    Specifically, BellSouth’s Latin America business has three major regional competitors – America Movil, Telefonica Moviles and Telecom Italia Mobile. It is likely that these three major players will increase their share by acquisition and expansion into new markets. We have four competitors in Argentina. There are three competitors in Venezuela, Chile, Peru and Guatemala with a fourth competitor expected to enter in Guatemala. Colombia, Ecuador and Nicaragua have two competitors. Panama and Uruguay each have one competitor with a new competitor expected to enter in Uruguay.
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

LICENSES AND REGULATION

Our ability to introduce new products and services depends to a large extent upon whether the new products and services are permitted by the local laws and regulatory authorities. As countries have encouraged foreign investment in telecommunications and have privatized their government owned wireless telephone companies, the general trend has been toward deregulation of telecommunications. In several of our markets, our operating companies offer or plan to offer international long distance services either to their wireless subscriber bases or, in some cases, to the entire population. In addition, we offer domestic long distance service in certain markets through our nationwide wireless facilities and backbone networks. We either offer or plan to offer fixed wireless services and public telephony in several markets.

    Our Latin America businesses operate pursuant to the terms of licenses granted by the governments of the countries in which they are located and are regulated by a telecommunications agency or similar supervisory authority in such countries. Such agencies typically also promulgate and enforce regulations regarding, among numerous other items, the allocation and use of spectrum and radio frequencies, incoming and/or outgoing rates, quality standards and the construction and operation of network equipment. Our Latin America operations also require government permits, including permits from local building and planning commissions, for the construction and operation of cell sites. Some of our Latin America operations have not been able to obtain all required permits. Although we do not believe such non-compliance will have a material effect on our business as a whole, we cannot assure that there will not be claims or regulatory actions relating to noncompliance with these permitting requirements. Other regulations commonly encountered in our Latin America markets include legal restrictions on the percentage ownership of telecommunications licensees by foreign entities, such as us, and transfer restrictions or government approval requirements regarding changes in the ownership of licensees.
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
    As a US company, we are subject to the Foreign Corrupt Practices Act, which generally prohibits US compa-

14      BELLSOUTH 2003

nies from making, directly or indirectly, improper payments to foreign officials for the purpose of obtaining or keeping business, and requires US companies and their subsidiaries to maintain accurate records and adequate accounting controls. Our policy is to comply fully with the Act, and we maintain policies, programs and procedures for compliance with the Act on the part of our employees, agents, partners and other persons whose actions could expose us to liability under the Act. Matters relating to the Act may come to the attention of local authorities, media and others and may result in adverse local country impacts, including penalties and other serious injury to our local businesses.

FOREIGN RISKS

Our reporting currency is the US Dollar. However, most of our Latin America revenues are generated in the currencies of the countries in which we operate. In addition, many of our operations and equity investees hold US Dollar denominated short- and long-term debt. The currencies of many Latin America countries have recently experienced substantial volatility and depreciation. Specifically, Venezuela experienced significant currency devaluation in 2003. The Venezuelan Bolivar devalued an additional 17% in 2003 after having devalued 44% in 2002. The Argentine Peso, which had devalued in 2002 by 71%, rebounded in 2003, strengthening 16%. Also in 2002, the Uruguayan Peso devalued 49% and the Brazilian Real devalued 30%.

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
    The impact of a devaluation or a depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or control expenses. In many cases, following a significant devaluation, inflation causes our local currency-denominated expenses to increase. Conversely, our ability to raise prices is limited in many instances by government regulation of tariff rates and competitive constraints. Where our local operations have borrowed in US Dollars, a significant devaluation substantially increases the costs in local currency, in which our operations generally earn revenues, of servicing and repaying such loans in dollars. Due to our constantly changing currency exposure and the potential for substantial volatility of currency exchange rates, we cannot quantify the anticipated effect of exchange rate fluctuations on our business.
    Economic, social and political conditions in some Latin American countries are unfavorable and volatile, which have adversely affected our operations. These conditions make it difficult for us to continue development of our business, generate revenues or achieve or sustain profitability in some countries and could have this effect throughout the region. Historically, recessions and volatility have been primarily caused by: monetary, exchange rate and/or fiscal policies; currency devaluations; significant governmental influence over many aspects of local economies; political and economic instability; unexpected changes in regulatory requirements; social unrest or violence; slow or negative economic growth; imposition of trade barriers; and wage and price controls. Our Latin America business has been materially adversely affected by recent political and economic crises in Argentina, Brazil and Venezuela. Other operations in the region could be materially adversely affected if these crises spread to other Latin America countries.
    Most or all of these factors have occurred at various times in the last two decades in our core Latin America markets. We have no control over these matters. Economic conditions in Latin America are generally less attractive than those in the US, and poor social, political and economic conditions may limit use of our services, which may adversely affect our business.
    For a discussion of certain of these factors that are currently affecting our operations in Latin America, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Environment – Latin America Economic Trends.”

Advertising and Publishing Group

OVERVIEW

We own a group of companies that publish, print, sell advertising and perform related services concerning alphabetical and classified telephone directories in both paper and electronic formats. Advertising and Publishing Group revenues are derived primarily from sales of directory advertising, and represented approximately 9% of our total operating revenues in each of 2003, 2002 and 2001.

    We are one of the leading publishers of telephone directories in the United States. We publish alphabetical white page directories of business and residential telephone subscribers in substantially all of our wireline telecommunications markets and sell advertising in and publish classified directories under The Real Yellow Pages® trademark in the same markets.
    We also provide telephone directory and electronic sales and publishing services for nonaffiliated telephone companies and receive a portion of the advertising revenue as a commission. During 2003, we contracted with 101 nonaffiliated telephone companies to sell advertising in over 548 classified directories in 42 states. We also act as an agent for national yellow page ad placements in 50 states on behalf of over 421 companies.
    In addition to publishing directories in traditional paper form, we publish white and yellow page directories and other advertising in other media. For example, we offer white and yellow page directories on CD-ROM for many of our major markets, publish Internet white and yellow page directories for the southeastern US and offer additional Internet advertising services. These services are distributed across similar on-line directories with information for businesses nationwide. We sell electronic advertising to local and national businesses under our RealPages.com trademark.

BELLSOUTH 2003      15

    We continually seek to expand our advertising and publishing business by increasing advertising sales in our traditional directory and electronic products. We also market to organizations and companies with unique directory and advertising needs. Examples of such expanded directory services and products include our Companion directory, a smaller, more portable version of the traditional print directory, and electronic Search engine advertising.
    We own a printing company that prints substantially all white page, yellow page, and specialty directories distributed by BellSouth within our wireline telecommunications markets. This company also prints other materials for our affiliates and, to a limited extent, documents for nonaffiliated companies. In 2003, it printed 60 million white page, yellow page and specialty directories.

BUSINESS STRATEGY

We are committed to providing a comprehensive source for linking buyers and sellers in the local marketplace. To achieve this objective, we intend to:

•	maintain product leadership by reinvesting in our products and making strategic investments to promote our products;
•	grow revenues through new products and product enhancements, including the development and increased distribution of Internet and niche products and by expanding our existing markets through new market overlays and traditional market re-scoping;
•	attract new customers and retain our existing customer base by offering competitive pricing and incentive programs to encourage new customers and to reward current customers for their tenure; and
•	achieve optimal operational efficiency by improving sales force effectiveness.

COMPETITION

Competition in the yellow pages industry continues to intensify. Industry consolidation and market expansion of other publishers was at an all time high in 2002 and 2003. Major markets are seeing multiple competitors, with many different media competing for advertising revenue. Within the print yellow pages, we compete primarily with Yellow Book USA, White Publishing, and R.H. Donnelly, while new competitors, such as Verizon, continue to enter our markets. Competition for directory sales agency contracts for the sale of advertising in publications of nonaffiliated companies also continues to be strong. We continue to respond to the increasing competition and the dynamic media environment with investments in product enhancements, multiple delivery options, localized pricing changes and promotions, increased advertising, and sales enhancements.

Intellectual Property

BellSouth’s intellectual property portfolio is a major component of our ability to be a leading and innovative telecommunications services provider. We diligently protect and work to build our intellectual property rights through patent, copyright, trademark and trade secret laws. We also use various licensed intellectual property to conduct our business.

    In addition to using our intellectual property in our own operations, BellSouth grants licenses to certain other companies to use our intellectual property under reasonable terms and conditions.
    From time to time, BellSouth receives notices from third parties asserting patent and other intellectual property claims. Regardless of the merit of such claims, they may require significant resources to investigate and defend and, if an infringement claim is successful, in the event we are unable to license the infringed technology or to substitute acceptable non-infringing technology, our business could be adversely affected.

Research and Development

Research and development in our industry is primarily driven by equipment manufacturers. In addition, we conduct research and development activities internally and through external vendors, primarily Telcordia Technologies. Telcordia provides research and development and other services to us and other telecommunications companies. We have contracted with Telcordia for ongoing support of engineering and systems. In addition, we are a member of the National Telecommunications Alliance, an organization that supports our commitment to national security and emergency preparedness.

Employees

At December 31, 2003, we employed almost 76,000 individuals. About 60% of BellSouth’s employees at December 31, 2003 were represented by the Communications Workers of America (CWA), which is affiliated with the AFL-CIO. Collective bargaining agreements with the CWA were last ratified in September 2001. These three-year contracts cover approximately 45,000 employees. The contracts included basic wage increases totaling 13% compounded over a three year term. In addition, the agreements provided for a standard incentive award of two percent of base salary and overtime compensation, which is subject to adjustment based on company performance measures. Other terms of the agreements included pension band increases and pension plan cash balance improvements for active employees.

    Our collective bargaining agreements with the CWA are scheduled to expire on August 7, 2004. Negotiations with the CWA over the terms of new agreements are expected to begin in mid-June 2004. The outcome of these negotiations cannot be determined at this time.

Properties

Our properties do not lend themselves to description by character or location of principal units. Our investment in

16      BELLSOUTH 2003

property, plant and equipment in our consolidated operations consisted of the following at December 31:

	2002	2003

Outside plant	40.4%	40.5%
Central office equipment	40.1	39.7
Operating and other equipment	7.8	7.9
Land and buildings	7.5	7.7
Furniture and fixtures	3.7	3.8
Plant under construction	0.5	0.4

	100%	100%

    These properties are divided among our operating segments as follows: Communications Group, 93.8%; Latin America Group, 4.8%; Advertising and Publishing Group, 0.5%; and other, 0.9%.

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

Legal Proceedings

EMPLOYMENT CLAIM

On April 29, 2002 five African-American employees filed a putative class action lawsuit, captioned Gladys Jenkins et al. v. BellSouth Corporation, against the Company in the United States District Court for the Northern District of Alabama. The complaint alleges that BellSouth discriminated against current and former African-American employees with respect to compensation and promotions in violation of Title VII of the Civil Rights Act of 1964 and 42 USC. Section 1981. Plaintiffs purport to bring the claims on behalf of two classes: a class of all African-American hourly workers employed by BellSouth at any time since April 29, 1998, and a class of all African-American salaried workers employed by BellSouth at any time since April 29, 1998 in management positions at or below Job Grade 59/Level C. The plaintiffs are seeking unspecified amounts of back pay, benefits, punitive damages and attorneys’ fees and costs, as well as injunctive relief. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

SECURITIES CLAIMS

From August through October 2002 several individual shareholders filed substantially identical class action lawsuits against BellSouth and three of its senior officers alleging violations of the federal securities laws. The cases have been consolidated in the United States District Court for the Northern District of Georgia and are captioned In re BellSouth Securities Litigation. Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, the court has appointed a Lead Plaintiff. The Lead Plaintiff filed a Consolidated and Amended Class Action Complaint on or about July 15, 2003 and named four outside directors as additional defendants. The Consolidated and Amended Class Action Complaint alleges that during the period November 7, 2000 through February 19, 2003, the Company (1) overstated the unbilled receivables balance of its advertising and publishing subsidiary; (2) failed to properly implement SAB 101 with regard to its recognition of advertising and publishing revenues; (3) improperly billed competitive local exchange carriers (CLEC) to inflate revenues; (4) failed to take a reserve for refunds that ultimately came due following litigation over late payment charges; and (5) failed to properly write down goodwill of its Latin American operations. The plaintiffs are seeking an unspecified amount of damages, as well as attorneys’ fees and costs. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

    In February 2003, a similar complaint was filed in the Superior Court of Fulton County, Georgia on behalf of participants in BellSouth’s Direct Investment Plan alleging violations of Section 11 of the Securities Act. Defendants removed this action to federal court pursuant to the provisions of the Securities Litigation Uniform Standards Act of 1998. On or about July 3, 2003, the federal court issued a ruling that the case should be remanded to Fulton County Superior Court. The plaintiffs are seeking an unspecified amount of damages, as well as attorneys’ fees and costs. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.
    In September and October 2002 three substantially identical class action lawsuits were filed in the United States District Court for the Northern District of Georgia against BellSouth, its directors, three of its senior officers, and other individuals, alleging violations of the Employee Retirement Income Security Act (“ERISA”). The cases have been consolidated and on April 21, 2003, a Consolidated Complaint was filed. The plaintiffs, who seek to represent a putative class of participants and beneficiaries of BellSouth’s 401(k) plan (the “Plan”), allege in the Consolidated Complaint that the company and the individual defendants breached their fiduciary duties in violation of ERISA, by among other things, (1) failing to provide accurate information to the Plan participants and beneficiaries; (2) failing to ensure that the Plan’s assets were invested properly; (3) failing to monitor the Plan’s fiducia-

BELLSOUTH 2003      17

ries; (4) failing to disregard Plan directives that the defendants knew or should have known were imprudent and (5) failing to avoid conflicts of interest by hiring independent fiduciaries to make investment decisions. The plaintiffs are seeking an unspecified amount of damages, injunctive relief, attorneys’ fees and costs. Certain underlying factual allegations regarding BellSouth’s advertising and publishing subsidiary and its Latin American operation are substantially similar to the allegations in the putative securities class action captioned In re BellSouth Securities Litigation, which is described above. The consolidated complaint only pertains to the BellSouth Savings and Security Plan. In January 2004, BellSouth received a complaint that is substantially similar to the consolidated complaint in terms of named defendants and substantive allegations, but which pertains to the BellSouth Retirement Savings Plan. At this time, the likely outcome of the cases cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

ANTITRUST CLAIMS

In October 2002, a number of antitrust class action lawsuits were filed against BellSouth in federal district courts in Atlanta, Georgia and Ft. Lauderdale, Florida. The plaintiffs purport to represent putative classes consisting of all BellSouth local telephone service subscribers and/or all subscribers of competitive local exchange carriers in nine southeastern states since 1996. The plaintiffs allege that BellSouth engaged in unlawful anticompetitive conduct in violation of state and federal antitrust laws by, among other things, (1) denying competitors access to certain essential facilities necessary for competitors to provide local telephone service; (2) using its monopoly power in the wholesale market for local telephone service as leverage to maintain a monopoly in the retail market; and (3) failing to provide the same quality of service, access and billing to competitors that it provides its own retail customers. The plaintiffs are seeking an unspecified amount of treble damages, injunctive relief, as well as attorneys’ fees and costs. At this time, the likely outcome of the cases cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

    A consumer class action alleging antitrust violations of Section 1 of the Sherman Antitrust Act was recently filed against BellSouth, Verizon, SBC and Qwest in Federal Court in the Southern District of New York. The complaint alleged that defendants conspired to restrain competition by “agreeing not to compete with one another and otherwise allocating customers and markets to one another.” The plaintiffs are seeking an unspecified amount of treble damages and injunctive relief, as well as attorneys’ fees and expenses. In October 2003, the district court dismissed the complaint for failure to state a claim and the case is now on appeal.

ENVIRONMENTAL MATTERS

We are subject to a number of environmental matters as a result of our operations and the shared liability provisions related to the breakup of the Bell System. At December 31, 2003, our recorded liability related to these matters was approximately $15 million. We continue to believe that expenditures in connection with additional remedial actions under the current environmental protection laws or related matters would not be material to our results of operations, financial position or cash flows.

OTHER MATTERS

We are also subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. BST is also subject to claims attributable to pre-divestiture events involving environmental liabilities, rates, taxes, contracts and torts. Certain contingent liabilities for pre-divestiture events are shared with AT&T Corp. While complete assurance cannot be given as to the outcome of any legal claims, we believe that any financial impact would not be material to our results of operations, financial position or cash flows. See Note Q to our consolidated financial statements.

Submission of Matters to a Vote of Shareholders

No matter was submitted to a vote of shareholders in the fourth quarter of the fiscal year ended December 31, 2003.

Additional Information – Description of BellSouth Stock

GENERAL

Our Articles of Incorporation authorize the issuance of 8,650,000,000 shares of common stock, par value $1 per share, and 100,000,000 shares of cumulative, first preferred stock, par value $1 per share. Our Board of Directors is authorized to create from the unissued common stock one or more series, and, prior to the issuance of any shares in any particular series, to fix the voting powers, preferences, designations, rights, qualifications, limitations or restrictions of such series. The Board has not created any series of common stock. The Board is also authorized to provide for the issuance, from time to time, of the first preferred stock in series and, as to each series, to fix the number of shares in such series and the voting, dividend, redemption, liquidation, retirement and conversion provisions applicable to the shares of such series. No shares of first preferred stock are outstanding. The Board has created Series B First Preferred Stock consisting of 30 million shares, the Series B Preferred Stock, for possible issuance under the BellSouth Shareholder Rights Plan. The Series A First Preferred Stock was created for a previous shareholder rights plan, which has expired. See “—Preferred Stock Purchase Rights” and “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

DIVIDEND RIGHTS

The holders of common stock are entitled to receive, from funds legally available for the payment thereof, dividends

18      BELLSOUTH 2003

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

FAIR PRICE PROVISIONS

“Fair price” provisions contained in the Articles of Incorporation require, generally, in connection with a merger or similar transaction between BellSouth and an “interested shareholder,” the unanimous approval of BellSouth’s directors not affiliated with the interested shareholder or the affirmative vote of two-thirds of such directors and a majority of the outstanding shares held by disinterested shareholders, unless (a) within the past three years the shareholder has been an interested shareholder and has not increased its shareholdings by more than one percent in any 12-month period or (b) all shareholders receive at least the same consideration for their shares as the

BELLSOUTH 2003      19

interested shareholder previously paid. Additionally, these provisions may be revised or rescinded only upon the affirmative vote of at least two-thirds of the directors not affiliated with an interested shareholder and a majority of the outstanding shares held by disinterested shareholders.

BOARD CLASSIFICATION; REMOVAL OF DIRECTORS

Board classification provisions adopted by the shareholders and contained in the By-laws prescribe a shareholder vote for approximately one-third of the directors, instead of all directors, at each annual meeting of shareholders for a three-year term. The proxy statement dated March 10, 2004 includes a management proposal that asks the shareholders to amend the By-laws to eliminate the classified board structure. The By-laws also provide that shareholders may remove directors from office only for cause, and can amend the By-laws with respect to the number of directors or amend the board classification provisions only by the affirmative vote of the holders of at least 75% of the outstanding shares entitled to vote for the election of directors.

LIMITATION ON SHAREHOLDERS’ PROCEEDINGS

Our By-laws require that notice of shareholder nominations for directors and of other matters to be brought before annual shareholders’ meetings must be provided in writing to the Corporate Secretary of BellSouth not later than the 75th day nor earlier than the 120th day prior to the date which is the anniversary of the annual meeting of shareholders held in the prior year. Such By-laws also provide that a special shareholders’ meeting may be called by shareholders only upon written request signed by the holders of at least three-quarters of the outstanding shares entitled to vote at the meeting.

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

Executive Officers

The executive officers of BellSouth Corporation are listed below:

				This
			Officer	Office
Name	Age	Office	Since	Since

F. Duane Ackerman	61	Chairman of the Board, President and Chief Executive Officer	1983	1997
Richard A. Anderson	45	President – Customer Markets	1993	2000
Francis A. Dramis, Jr.	55	Chief Information, E-Commerce and Security Officer	1998	2000
Ronald M. Dykes	57	Chief Financial Officer	1988	1995
Mark L. Feidler	47	Chief Staff Officer	2004	2004
Isaiah Harris, Jr.	51	President – BellSouth Enterprises	1997	2004
Charles R. Morgan	57	General Counsel	1998	1998
W. Patrick Shannon	41	Vice President – Finance	1997	2000

    All of the executive officers of BellSouth, other than Mr. Feidler, have for at least the past five years held high level management or executive positions with BellSouth or its subsidiaries. Prior to joining BellSouth in January 2004, Mr. Feidler had been Chief Operating Officer of Cingular since October 2000. Prior to that, he held various senior positions with BellSouth’s domestic wireless operations.

    All officers serve until their successors have been elected and qualified.

Website Access

Our website address is www.bellsouth.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our investor relations website, www.bellsouth.com/investor/, under the heading “SEC Filings.” These reports are available on our investor relations website as soon as reasonably practicable after we electronically file them with the SEC.

    We have adopted a written code of ethics that applies to all directors, officers and employees of BellSouth, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. The code of ethics, which we call “Our Personal Responsibility”, is available on our corporate governance website, www.bellsouth.com/corporate governance/. In the event that we make changes in, or provide waivers from, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate governance website.

20      BELLSOUTH 2003

    We have adopted corporate governance guidelines. The corporate guidelines, which we call “governance principles”, and the charters of our board committees, are available on our corporate governance website. Copies of the code of ethics, corporate governance guidelines and board committee charters are also available in print upon written request to the Corporate Secretary, BellSouth Corporation, Suite 2001, 1155 Peachtree Street, N.E., Atlanta, Georgia 30309-3610.

PART II

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The principal market for trading in BellSouth common stock is the New York Stock Exchange, Inc. (NYSE). BellSouth common stock is also listed on the London, Frankfurt, Amsterdam and Swiss exchanges. The ticker symbol for BellSouth common stock is BLS. At January 31, 2004, there were 730,185 holders of record of BellSouth common stock. Market price data was obtained from the NYSE Composite Tape, which encompasses trading on the principal United States stock exchanges as well as off-board trading. High and low prices represent the highest and lowest sales prices for the periods indicated.

			Per Share
	Market Prices		Dividends
	High	Low	Declared

2002
First Quarter	$40.90	$36.81	$.19
Second Quarter	37.00	28.00	.20
Third Quarter	32.65	18.32	.20
Fourth Quarter	28.90	18.37	.20

2003
First Quarter	$30.00	$19.79	$.21
Second Quarter	27.98	21.00	.23
Third Quarter	27.92	23.15	.23
Fourth Quarter	28.37	22.19	.25

The following table contains information about our purchases of equity securities during the fourth quarter of 2003.

Issuer Purchases of Equity Securities

			Total Number of Shares	Approximate Dollar
	Total Number of	Average Price	Purchased as Part of a	Value that May Yet Be
Period	Shares Purchased(1)	Paid per Share	Publicly Announced Plan	Purchased Under the Plan

October 1-31, 2003	–	–	–	$1,322,083,000
November 1-30, 2003	9,419,000	$25.72	9,419,000	1,079,843,000
December 1-31, 2003	10,826,200	27.19	10,826,200	785,532,000

Total	20,245,200		20,245,200

(1) All shares were purchased through our publicly announced stock repurchase program.

    In July 2002, we announced our intention to purchase up to $2 billion of our outstanding common stock through December 31, 2003. Since the announcement, we have purchased 49.8 million shares for an aggregate of $1,214 million and an average price per share of $24.39. We will not purchase any additional shares under that repurchase program.

Stock Transfer Agent and Registrar

Mellon Investor Services, LLC is our stock transfer agent and registrar.

BELLSOUTH 2003      21

Selected Financial and Operating Data

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

The comparability of the following Selected Financial and Operating Data is significantly impacted by various changes in accounting principle and merger, acquisition and disposition activity. The more significant items include the formation of Cingular in October 2000, which resulted in a reduction in revenues and expenses caused by the contribution of our wireless operations to Cingular; the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002, which resulted in the cessation of amortization of goodwill; and the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations”, effective January 1, 2003, which resulted in a reduction in depreciation expense.

At December 31 or for the year ended	1999	2000	2001	2002	2003

Income Statement Data:
Operating revenues	$25,224	$26,151	$24,130	$22,440	$22,635

Operating expenses	18,902	19,434	17,992	17,694	16,729

Operating income	6,322	6,717	6,138	4,746	5,906

Income before cumulative effect of changes in accounting principle	3,379	4,118	2,447	2,608	3,589

Cumulative effect of changes in accounting principle, net of tax	—	—	—	(1,285)	315

Net income	3,379	4,118	2,447	1,323	3,904

Operating income margin	25.1%	25.7%	25.4%	21.1%	26.1%

Diluted earnings per share of common stock:

Income before cumulative effect of changes in accounting principle	$1.76	$2.18	$1.30	$1.39	$1.94

Net income	$1.76	$2.18	$1.30	$0.71	$2.11

Diluted weighted-average shares of common stock outstanding (millions)	1,916	1,893	1,888	1,876	1,852

Dividends declared per share of common stock	$.76	$.76	$.76	$.79	$.92

Balance Sheet Data:
Total assets	43,453	50,925	52,046	49,479	49,702

Long-term debt	9,113	12,463	15,014	12,283	11,489

Shareholders’ equity	14,831	16,993	18,758	17,906	19,712

Other:
Operating cash flow	8,199	8,590	7,998	8,246	8,529
Investing cash flow	(9,888)	(9,303)	(7,039)	(1,707)	(1,698)
Financing cash flow	(167)	487	(1,428)	(4,649)	(4,757)

    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Results of Operations” for a discussion of unusual items affecting the results for 2001, 2002 and 2003.

22      BELLSOUTH 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BELLSOUTH CORPORATION

THROUGHOUT THIS SECTION, DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED.

Overview

We are a Fortune 100 company with annual revenues of nearly $23 billion. Our core business is wireline communications and our largest customer segment is the retail consumer. We have significant interests in wireless communications through our ownership of approximately 40 percent of Cingular Wireless (Cingular), the nation’s second largest wireless company, and wireless operations in 10 countries in Latin America. We also operate one of the largest directory advertising businesses in the United States. The great majority of our revenues are generated based on monthly recurring services.

    We operate much of our business in one of the country’s strongest regional economies, where the population is increasing, real income growth is outpacing the national average and a diverse mix of businesses require advanced information and communication technology solutions. In the Southeast, we expect the growth in our markets to outpace the national average. The Southeast is a net migration region, with net migration averaging almost 500 thousand annually. The region’s real income is expected to grow 10 to 15 percent higher than the national average in the next five years.

INDUSTRY DYNAMICS

The telecommunications industry has experienced a very difficult period of contraction brought on by over-investment in the late 1990s that created significant excess capacity and too many companies competing for the same business. Demand in the traditional voice business has been negatively impacted by the proliferation of wireless services led by one-rate pricing plans that include a large bucket of minutes and free roaming and long-distance, the popularity of e-mail and instant messaging, technological advances such as cable and DSL that obviate the need for additional telephone lines and stagnant job growth. After a period of significant growth in the 1990s, access lines, a key driver of our business, have declined steadily since 2001.

    Based on comparisons to penetration rates in other parts of the world, there is still significant growth potential in the wireless market in the United States. There are currently six national wireless companies engaging in aggressive competition in a growing market. The intense competition has driven down pricing, increased costs due to customer churn and increased wireless usage as companies attempt to differentiate their service plans. Meanwhile, significant capital is being invested in networks to meet increasing demand and to upgrade capabilities in anticipation of the development of new data applications.

REGULATION AND COMPETITION

The wireline communications business is heavily influenced by government regulation. Historically, we operated as a monopoly in our geographic area with rates determined by state service commissions based on cost plus a rate of return. Although we now operate under price regulation in all of our markets, where prices for regulated products are monitored by the service commissions, historical prices and policies still influence today’s business. For example, we continue to operate as a provider of last resort, which carries with it requirements for a minimum level of capital spend and network maintenance support.

    With the arrival of the Telecommunications Act of 1996, our markets were opened to competitors. The 1996 Telecom Act required local telephone companies to open their existing facilities to use by competitors on “non-discriminatory” terms and prices under what is referred to as an unbundled network element platform, or UNE-P. This has created an illusionary competitive marketplace where competitors are allowed to rent access lines at deeply discounted rates that are generally below our historical cost. Utilizing UNE-P, competitors are able to market telephone service and generate reasonable margins with little to no capital investment at risk.
    There are a number of regulatory proceedings in progress that could bring about reform. We are appealing the results of last year’s FCC Triennial Review Order because the FCC has not yet produced a set of rules on unbundling that comply with the 1996 Telecom Act. We also have a pending reconsideration request on the architectural requirements related to fiber deployment for broadband before the FCC. We hope the FCC will rule rapidly on our reconsideration request. In addition, the FCC is reviewing UNE pricing rules, including an evaluation of the TELRIC methodology, access charge reform and potential regulation of voice over Internet protocol (VoIP). Progress on any of these issues would be positive to our business.

HIGHLIGHTS AND OUTLOOK

Consolidated revenues for 2003 were essentially flat compared to 2002 reflecting top line pressures caused by the loss of 1.5 million retail access lines to UNE-P competitors and technology substitution. Revenue contraction due to line loss and pricing pressures to remain competitive were offset by solid revenue growth in long distance and DSL, which together generated nearly $800 in new revenue in 2003. Beyond our traditional wireline business, wireless operations at Cingular and in Latin America both experienced accelerating growth in 2003 and have potential for future growth with upgrades to their networks in process. We remain cautious regarding the political situation in Venezuela, where we have our largest operation in Latin America, and its effect on the value of the local currency and our ability to repatriate capital.

    We expect competition to be intense throughout 2004 as competitors, including long distance and competitive local exchange carriers, increasingly seek innovative ways

BELLSOUTH 2003      23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

BELLSOUTH CORPORATION

to offer telephone service bundled with other services. We also expect increased competitive pressures as cable providers begin expected launches of voice over Internet protocol (VoIP) telephony to complement their video and data bundle. We will respond by continuing to offer a portfolio of services enhanced by bundling strategies enabling us to retain, acquire and reacquire customers. This ability will be further strengthened in 2004 as we add a video component to our product portfolio by offering satellite television.

    We will also drive penetration of long distance service in the mass market and expand our complex long distance offerings to continue the growth of this revenue stream. Our deployment of DSL covers over 70% of the households in our franchises and 85% of our most valuable customers, providing us a significant opportunity for further penetration of our retail customer base.
    Our cost structure is heavily weighted towards labor and depreciation. Our margins were stable in 2003 as we continued to focus on reducing operating costs across the company and we executed on a targeted capital expenditure program. In the Communications Group, we must adjust our workforce as market share of access lines shifts. Since the beginning of 2001, we reduced our workforce in this group by almost 13,000 employees or 18%. In the fourth quarter of 2003, we announced that the needs of the business would require additional force reductions of over 1,000 employees. Maintaining operating margins going forward will be challenging as competition intensifies and lower margin products, such as long distance and DSL, generate a larger percentage of our overall revenue. We will continue to manage our cost structure and capital spending. Capital expenditures in 2004 are expected to be comparable to 2003 at approximately 13 to 15 percent of revenue.
    Despite the lack of growth in the traditional business, cash flows were strong in 2003 as we delivered $5.3 billion in operating free cash flow (cash flow from operating activities less capital expenditures). We reduced our total debt to $15 billion by the end of 2003 and had $4.5 billion in cash. Over the past two years, strong cash flow has allowed us to increase the quarterly dividend by 31.6 percent from 19 cents per common share to 25 cents per common share. Dividend increases remain a priority for us as we move to keep our dividend competitive. In the last 18 months, we have repurchased almost 50 million shares worth over $1.2 billion, and we will continue to consider the repurchase of shares of stock.

Consolidated Results of Operations

Key selected financial and operating data for the three years ended December 31, 2001, 2002 and 2003 are as follows. All references to earnings per share are on a diluted basis. The following consolidated Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with results by segment.

				Percent Change

				2002 vs.	2003 vs.
	2001	2002	2003	2001	2002

Results of operations:

Total operating revenues	$24,130	$22,440	$22,635	(7.0)	0.9
Cost of services and products	8,049	7,512	7,988	(6.7)	6.3
Selling, general, and administrative expenses	4,803	4,542	4,353	(5.4)	(4.2)
Depreciation and amortization	4,782	4,643	4,179	(2.9)	(10.0)
Provision for restructuring and asset impairments	358	997	209	178.5	(79.0)
Total operating expenses	17,992	17,694	16,729	(1.7)	(5.5)
Operating income	6,138	4,746	5,906	(22.7)	24.4
Interest expense	1,315	1,188	1,048	(9.7)	(11.8)
Net (losses) earnings of equity affiliates	465	80	465	(82.8)	*
Gain (loss) on sale of operations	38	1,261	(229)	*	(118.2)
Foreign currency transaction gains (losses)	(81)	(679)	159	*	123.4
Other income (expense), net	(1,431)	196	347	113.7	77.0
Income before taxes and cumulative effect of changes in accounting principle, net of tax	3,814	4,416	5,600	15.8	26.8
Provision for income taxes	1,367	1,808	2,011	32.3	11.2
Income before cumulative effect of changes in accounting principle	2,447	2,608	3,589	6.6	37.6
Cumulative effect of changes in accounting principle, net of tax	–	(1,285)	315	*	124.5
Net income	$2,447	$1,323	$3,904	(45.9)	195.1

*	Not meaningful

24      BELLSOUTH 2003

2003 COMPARED TO 2002

Operating revenues

The increase in total operating revenues is attributable to revenue growth in long distance and DSL, which together generated nearly $800 in new revenue in 2003. Growth from these new products was substantially offset by lower voice revenues caused by the loss of 1.5 million retail access lines to UNE-P competitors and technology substitution. Voice revenues were also impacted by pricing strategies in our effort to remain competitive. Revenues from the sale of wholesale data transport services declined 7.8% in 2003 primarily due to reductions in leased circuits by large inter-exchange carriers as they rationalized their capacity needs in relation to current demand. The exit from our payphone business and the elimination of certain products within the wholesale long distance portfolio also negatively impacted year-over-year comparisons.

    Beyond our traditional wireline business, wireless operations in Latin America showed nearly 3% growth in revenue over the prior year driven by the addition of over 1.5 million net customers and steady average revenue per customer, partially offset by the negative impacts of currency devaluation in Venezuela, our largest operation in the region. Although Advertising and Publishing Group revenues were up nearly 6%, the year-over-year comparison was significantly impacted by a one-time reduction of $163 in 2002 for the correction of an error.

Operating expenses

Operating expenses declined by nearly $1 billion in 2003 driven by:

•	$788 in lower charges related to restructuring and asset impairments as we rationalized our business in 2002;
•	$492 of lower depreciation expense associated with the declines in capital expenditures and a change in accounting for plant retirements;
•	$287 of improvements in uncollectibles expense due to a steadily improving economy, lower bankruptcy rates and operational improvements;
•	$86 of lower cost of goods related to equipment sales in the Communications Group due to a change in the presentation for drop shipments from gross to net, which had no impact on operating margin, and $53 of lower cost of goods related to the de-emphasis of paging equipment and wholesale long distance; and
•	$121 in lower labor related costs in the Communications Group due to a nearly 12% reduction in our workforce since the beginning of 2002 driven by weak demand and increased productivity.

These decreases were partially offset by:

•	$373 of incremental expense associated with pension and postretirement benefits plans (pension and retiree medical costs) driven by rising health care costs, unfavorable returns on pension assets due to weak capital markets over the past few years, changes to plan assumptions regarding expected asset returns, and a lower discount rate used to calculate service and interest cost;
•	$350 of customer acquisition costs related to competitive response in the Communications Group;
•	$155 of volume-related increases in the Latin America Group associated with customer growth partially offset by the currency devaluation in Venezuela; and
•	$108 of variable cost of goods for the provision of long distance service in the Communications Group.

We have made adjustments to our business model to address changes in our economic, regulatory, and competitive environment, and as a result we have incurred charges in each of the years presented. The provision for restructuring and asset impairments of $209 in 2003 includes $157 of charges associated with workforce reductions (including $47 of pension settlement losses) and a $52 charge for an abandoned software project. The provision of $997 in 2002 includes $654 of charges associated with workforce reductions (including $167 of pension settlement losses) and a $221 charge for the impairment of MMDS spectrum license and charges of $134 associated with the elimination of certain services including wholesale long distance and e-business services. The provision of $358 in 2001 includes $255 of charges associated with workforce reductions and a $103 charge for the impairment of an abandoned software project.

Interest expense

Interest expense declined $140 in comparison to the prior year, reflecting reductions in average debt of approximately $2.6 billion, as rates were relatively stable.

Gain (loss) on sale of operations

Gain (loss) on sale of operations in 2003 relates to losses incurred from the sale of our interests in two Brazilian wireless companies. The gain in 2002 includes $1,335 related to the exit from E-Plus partially offset by a loss of $74 associated with the disposal of Listel, our Brazilian advertising and publishing company.

Net earnings (losses) of equity affiliates

	For the Year Ended
	December 31,

Equity in Earnings	2002	2003	Change

Cingular	$497	$408	(89)
Brazilian wireless affiliates	(402)	–	402
Other equity investees	(15)	57	72

Total	$80	$465	$385

Earnings from Cingular in 2003 were down compared to 2002 primarily due to significant growth in customers and

BELLSOUTH 2003      25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

BELLSOUTH CORPORATION

the costs related to that growth and due to slightly lower average revenue per customer (see “Results by Segment – Domestic Wireless” for further discussion of Cingular results). Losses from our Brazilian wireless affiliates in 2002 include recognition of other-than-temporary impairments of $383. Earnings from other equity investees increased $72 in 2003 as compared to 2002. The increase is the result of an other-than-temporary impairment during 2002 of $62 related to our investment in a Guatemalan wireless partnership.

Other income (expense), net

	For the Year Ended
	December 31,

Gain (loss) on sales and impairments of cost method investments:	2002	2003	Change

Qwest	$(336)	$–	$336
TCO	22	50	28
Other	–	(9)	(9)

Subtotal	(314)	41	355

Interest Income	496	364	(132)
Minority Interest, income (loss)	74	(47)	(121)
Loss on early extinguishment of debt	(40)	(18)	22
Other	(20)	7	27

Total Other Income (Expense), net	$196	$347	$151

During 2002 we recorded other than temporary impairments to reduce the carrying value of our Qwest investment driven by continued weak market conditions, particularly in technology and communications stocks. We also incurred losses on sales of our Qwest investment and gains on sales of Telecentro Oeste Celular Participacoes SA (TCO) shares. See Note D to our consolidated financial statements for additional details on these investments. As of December 31, 2003, we no longer hold any interest in Qwest or TCO.

    Interest income declined as compared to 2002 due to lower rates on our advance to Cingular and the loss of income on an advance to Dutch telecommunications provider Royal KPN N.V. (KPN) due to early repayment.
    Minority interest in 2002 was income reflecting an allocation of losses to our partner driven by foreign currency transaction losses in Argentina. During 2003, the Argentine peso recovered creating minority interest expense reflecting an allocation of foreign currency gains to our partner. Adjusted for currency gains and losses, minority interest is comparable in 2003 in relation to 2002.

Foreign currency transaction gains and losses

Foreign currency transaction activity of consolidated subsidiaries, which relate primarily to US dollar-denominated debt in Latin America, improved $838 in 2003. Gains in 2003 were primarily driven by improvement in the Argentine Peso and the Chilean Peso. The majority of the losses in 2002 were driven by the devaluation of the Argentine Peso.

Provision for income taxes

The effective tax rate decreased to 35.9% in 2003 from 40.9% in 2002. The recording of a foreign tax valuation allowance, deferring recognition of the tax benefits generated by losses at our operations in Argentina, substantially increased the rate in 2002. In 2003, partial reversal of this valuation allowance decreased the effective rate as foreign currency gains were realized in Argentina. The 2003 rate was further decreased by reversal of valuation allowances on net operating losses in Ecuador and by income tax benefits relating to inflation adjustments deductible for Venezuelan tax purposes. The decreases were partially offset by additional book losses on the sale of our Brazilian investments for which no tax benefit was recognized.

    A reconciliation of the statutory federal income tax rate to the effective income tax rate for each period is included in Note I to our consolidated financial statements.

Cumulative effect of changes in accounting principle

Asset retirement obligations

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). In connection with the adoption of this standard, we recorded the cumulative effect of accounting change that increased 2003 net income by $816. See Note C to our consolidated financial statements for further discussion of this change.

Revenue recognition for publishing revenues

Effective January 1, 2003, we changed our method for recognizing revenues and expenses related to our directory publishing business from the publication and delivery method to the deferral method. The cumulative effect of the change in accounting method is reflected in the income statement as a decrease to 2003 net income of $501. See Note C to our consolidated financial statements for further discussion of this change.

2002 COMPARED TO 2001

Operating revenues

The decrease in total operating revenues in 2002 is attributable to lower voice revenues caused by the loss of 1.5 million retail access lines to UNE-P competitors and technology substitution. Voice revenues were also impacted by pricing strategies in our effort to remain competitive. These decreases were slightly offset by revenue

26      BELLSOUTH 2003

growth in DSL which generated nearly $250 in incremental revenue in 2002.

    Beyond our traditional wireline business, revenues of our wireless operations in Latin America decreased 23% compared to the prior year driven by the declining value of most Latin American currencies against the US dollar and economic and political instability in Argentina and Venezuela. Revenue growth was also negatively impacted by a one-time reduction to directory revenues of $163 in 2002 for the correction of an error and by the loss of revenues associated with insurance fees on wireless handsets as a result of Cingular creating its own insurance program in 2002.

Operating expenses

Operating expenses declined by nearly $300 in 2002 driven by:

•	a decline in total operating expenses of $708 in the Latin America Group almost entirely attributable to local currency devaluation;
•	$185 decrease in labor related costs at the Communications Group due to a reduction in our workforce since the beginning of 2002 driven by weak demand and increased productivity; and
•	$215 in one-time charges in 2001 related to an accrual for reciprocal compensations and curtailment related to the transfer of employees to Cingular.

These decreases were partially offset by:

•	$639 of higher charges related to restructuring and asset impairments as we rationalized our business in 2002; and
•	$263 of higher uncollectibles expense due to customer bankruptcies and non-paying customers associated with a weak economy.

Interest expense

Interest expense decreased $127 in 2002. The decrease in 2002 was the result of both lower short-term interest rates and lower average principal amounts outstanding on short-term and long-term borrowings.

Gain (loss) on sale of operations

The gain in 2002 includes $1,335 related to the exit from E-Plus partially offset by a loss of $74 associated with the disposal of Listel, our Brazilian advertising and publishing company. In 2001, we recognized a gain of $24 from the sale of a 24.5% ownership interest in Skycell, an Indian wireless venture, and $14 from the sale of BellSouth International Wireless Services, an international wireless roaming clearinghouse.

Net earnings (losses) of equity affiliates

	For the Year Ended
	December 31,

Equity in Earnings	2001	2002	Change

Cingular	$673	$497	$(176)
Brazilian wireless affiliates	(231)	(402)	(171)
Other equity investees	23	(15)	(38)

Total	$465	$80	$(385)

Cingular

Earnings from Cingular in 2002 were down compared to 2001 due to higher total operating expenses impacted by higher network usage and high uncollectible expense. (See “Results by Segment – Domestic Wireless” for further discussion of Cingular results.)

Brazilian wireless affiliates

Losses from our Brazilian wireless affiliates in 2002 include a pre-tax loss of $383 related to the recognition of other-than-temporary impairments. Earnings excluding the impairments were $(19) which represents an improvement of $212 compared to 2001, primarily resulting from cessation of losses subsequent to the impairment.

Other equity investees

Earnings from other equity investees declined $38 in 2002 as compared to 2001. The decline is the result of an other-than-temporary impairment of $62 related to our investment in a Guatemalan wireless partnership partially offset by the cessation of losses related to E-Plus that resulted in year-over-year improvement of $39.

BELLSOUTH 2003      27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

BELLSOUTH CORPORATION

Other income (expense), net

	For the Year Ended
	December 31,

Gain (loss) on sales and impairments of cost method investments:	2001	2002	Change

Qwest	$(1,648)	$(336)	$1,312
TCO	(138)	22	160
Crown Castle	(86)	–	86
Other	(76)	–	76

Subtotal	$(1,948)	$(314)	$1,634

Interest Income	$462	$496	$34
Minority Interest	(25)	74	99
Loss on early extinguishment of debt	–	(40)	(40)
Other	80	(20)	(100)

Total Other Income (Expense), net	$(1,431)	$196	$1,627

    During 2001 we recorded other-than-temporary impairments to reduce the carrying value of our cost investments driven by continued weak market conditions, particularly in technology and communications stocks. This trend continued during 2002, as we recorded both impairments and losses on sales of our Qwest investment.

    Minority interest expense was impacted by the 2002 devaluation of the Argentine Peso, which generated foreign currency transaction losses creating minority interest income in 2002.

Foreign currency transaction gains and losses

Foreign currency transaction losses of consolidated subsidiaries, which relate primarily to US dollar-denominated debt in Latin America, increased $598 in 2002. The majority of the losses in 2002 were driven by the devaluation of the Argentine peso.

Provision for income taxes

The provision for income taxes increased $441 during 2002. Our effective tax rate was 40.9% in 2002 and 35.8% in 2001.

    The increase in the 2002 effective tax rate compared to 2001 was driven by the recording of a foreign tax valuation allowance, deferring recognition of the tax benefits generated by losses at our operations in Argentina. The valuation allowance is necessary due to a limited tax carry-forward period. Partially offsetting this was an income tax benefit of $33 related to the recognition of a deferred tax asset for the excess of our tax basis over book basis in Listel, one of our Brazilian Yellow Page operations, which reversed when we sold the property. In addition, the effective rate was reduced for income tax benefits of $32 related to inflation adjustments deductible for Venezuelan tax purposes.
    A reconciliation of the statutory federal income tax rate to the effective income tax rate for each period is included in Note I to our consolidated financial statements.

Cumulative effect of change in accounting principle

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

    In connection with the adoption of SFAS No. 142, we were required to perform initial valuations to determine if any impairment of goodwill and indefinite-lived intangibles exists. During 2002, we completed the transitional impairment test required under SFAS No. 142. Goodwill was tested for impairment by comparing the fair value of our reporting units to their carrying values. The test indicated an impairment that lead to recognition of a loss of $1,277, with no income tax benefit. Additionally, Cingular completed its transitional impairment test in 2002 resulting in an additional loss to BellSouth of $8 after taxes.

28      BELLSOUTH 2003

Results by Segment

Our reportable segments reflect strategic business units that offer similar products and services and/or serve similar customers. We have four reportable operating segments:

•	Communications Group;
•	Domestic Wireless;
•	Latin America Group; and
•	Advertising and Publishing Group.

    Management evaluates the performance of each business unit based on net income, exclusive of internal charges for use of intellectual property and adjustments for unusual items that may arise. Unusual items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. In addition, when changes in our business affect the comparability of current versus historical results, we adjust historical operating information to reflect the current business structure. See Note N to our consolidated financial statements for a reconciliation of segment results to the consolidated financial information.

    The following discussion highlights our performance in the context of these segments. For a more complete understanding of our industry, the drivers of our business, and our current period results, you should read this discussion in conjunction with our consolidated financial statements, including the related notes.

BELLSOUTH 2003      29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

BELLSOUTH CORPORATION

Communications Group

The Communications Group includes our core domestic businesses including: all domestic wireline voice, data, broadband, e-commerce, long distance, Internet services and advanced voice features. The group provides these services to an array of customers, including residential, business and wholesale.

    During 2003, the Communications Group emphasized interLATA long distance and FastAccess® DSL, encouraging customers to purchase packages containing multiple telecommunications services. We continue to experience retail access line market share loss due to competition and technology substitution, and we expect these trends to continue into 2004.

				Percent Change

				2002 vs.	2003 vs.
	2001	2002	2003	2001	2002

Segment operating revenues:
Voice	$13,138	$12,498	$12,622	(4.9)	1.0
Data	4,124	4,276	4,371	3.7	2.2
Other	1,809	1,715	1,455	(5.2)	(15.2)
Total segment operating revenues	19,071	18,489	18,448	(3.1)	(0.2)
Segment operating expenses:
Cost of services and products	6,520	6,464	6,755	(0.9)	4.5
Selling, general, and administrative expenses	2,826	2,948	3,079	4.3	4.4
Depreciation and amortization	4,114	4,161	3,771	1.1	(9.4)
Total segment operating expenses	13,460	13,573	13,605	0.8	0.2
Segment operating income	5,611	4,916	4,843	(12.4)	(1.5)

Segment net income	$3,208	$2,751	$2,829	(14.2)	2.8

Segment net income including unusual items	$3,006	$2,237	$3,505	(25.6)	56.7

Key Indicators:(000s except where noted)

Access lines:(1)
Residence retail:
Primary	13,974	13,260	12,479	(5.1)	(5.9)
Additional	2,256	1,926	1,601	(14.6)	(16.9)

Total Retail Residence	16,230	15,186	14,080	(6.4)	(7.3)

Residential wholesale:
Resale	542	342	177	(36.9)	(48.2)
UNE-P	185	934	1,696	404.9	81.6

Total Wholesale Residence	727	1,276	1,873	75.5	46.8

Total residence	16,957	16,462	15,953	(2.9)	(3.1)

Business retail	7,653	7,254	6,857	(5.2)	(5.5)

Business wholesale:
Resale	186	94	79	(49.5)	(16.0)
UNE-P	417	611	693	46.5	13.4

Total Wholesale Business	603	705	772	16.9	9.5

Total business	8,256	7,959	7,629	(3.6)	(4.1)

Other Retail/Wholesale Lines (primarily public)	209	182	147	(12.9)	(19.2)

Total access lines	25,422	24,603	23,729	(3.2)	(3.6)
DSL customers	621	1,021	1,462	64.4	43.2
Long distance customers	–	1,002	3,960	*	295.2
Access minutes of use (millions)	110,106	98,571	92,141	(10.5)	(6.5)

Capital expenditures	$5,125	$3,337	$2,824	(34.9)	(15.4)

*	Not meaningful
(1)	Access lines include an adjustment to convert ISDN lines to a switched access line basis for comparability.

30      BELLSOUTH 2003

2003 COMPARED TO 2002

Segment operating revenues

Voice

Voice revenues increased $124 driven by significant growth in interLATA long distance substantially offset by continued access line share loss and conversion to wholesale lines. Total switched access lines declined 3.6% with retail line losses being partially offset by increases in wholesale lines. The access line decline was the result of share loss, technology substitution and a continued weak economy.

    Wholesale lines consist primarily of unbundled network element – platform (UNE-P) lines. The UNE-P lines totaled approximately 2.4 million, up 867,000 lines from the prior year. The vast majority of the UNE-P additions were residential. Business UNE-P line adds of 82,000 fell slightly from the prior year while other wholesale UNE-P lines, primarily payphone, increased by 23,000 in 2003. When lines over which we provide retail services are converted to UNE-P, we lose revenue and margin. The revenue from our provision of UNE-P does not permit us to recover the fully allocated costs we incur to provide it. To mitigate this loss, we are actively seeking reform of the pricing rules that regulators use to set UNE-P prices.
    In efforts to combat share loss, we continue to grow our package services. BellSouth AnswersSM is our signature residential package that combines wireline, wireless and Internet services. The package combines the Complete Choice calling plan of local service and multiple convenience calling features with BellSouth Long Distance,
FastAccess® DSL or dial-up Internet, and Cingular Wireless services. As of the end of 2003, we had more than 3 million residential packages designated as Answers customers, which represents a 24.1% penetration of our retail primary line residence base. Over 75% of Answers customers have long distance in their package and over 40% have either DSL or dial-up Internet.
    InterLATA revenues increased $573 compared to 2002. Substantial interLATA growth reflects our receipt of regulatory relief to provide interLATA services in the nine southeastern states we serve. At December 31, 2003, we had nearly 4 million long distance customers, a penetration rate of 28% of primary residential access lines and 39% of mass-market small business accounts. Earlier this year, we began offering unlimited long distance to reduce competitive churn and increase retention and reacquisition of residential customers. Since its April 2003 launch, over one-third of our long distance gross additions have chosen the Unlimited plan. We have also made progress in the complex business market, signing over 7,300 contracts through the end of 2003 with a total contract value of $690. Revenue from wholesale long-distance services provided to Cingular increased $47 in 2003. This increase was caused by higher volumes associated with the proliferation of wireless long distance plans.
    Switched access revenues were down in 2003 due to volume and rate decreases. Switched access rates were lower due to effects of the CALLs program, an FCC access charge reform initiative. The decline in rates, however, is substantially offset by higher subscriber line charges. Switched access minutes of use (MOU) declined 6.5% in 2003. The decline is the result of access line losses and alternative communications services, primarily wireless and e-mail. The decrease in switched access MOUs was partially offset by growth of unlimited long distance plans.

Data

Data revenues increased $95 in 2003. The overall growth was driven by revenues from the sale of FastAccess® DSL service. Combined wholesale and retail DSL revenues were up $248 in 2003 due to a larger customer base. As of December 31, 2003, we had over 1.46 million DSL customers, an increase of 441,000 customers.

    Retail data services, which represent roughly half of data revenues, grew 14.1% in 2003 driven primarily by growth from the sale of FastAccess® DSL service. Early in the third quarter 2003, we introduced FastAccess® DSL Lite, creating a tiered approach to broadband that allows customers to choose the connection speed and price best suited to their Internet use. Other retail data products, primarily DS1 lines (dedicated high capacity lines) were lower driven by decreases in demand and special access rate reductions effective July 2002.
    Revenues from the sale of wholesale data transport services to other communications providers, including long distance companies and Competitive Local Exchange Carriers, declined 7.8% in 2003 primarily due to reductions in leased circuits by large inter-exchange carriers as they rationalized their capacity needs in relation to current demand. The decline was also attributable to the lingering impacts of a soft economy and the renegotiation of an access contract with a bankrupt wholesale customer.

Other

Other communications revenue decreased $260 primarily due to a decline of $123 in sales to second and third tier long distance carriers due to our decision to eliminate certain products within the wholesale long distance portfolio and due to the continuing phase-out of our payphone business which created a decline of $59. We completed our exit of the payphone business as of December 31, 2003. Other revenues decreased $86 due to a change in the presentation for drop shipments of equipment from gross to net, which lowered both revenues and expenses.

Segment operating expenses

Cost of services and products

Cost of services and products increased $291 compared to the same periods in 2002. The increase reflects higher pension and retiree medical costs of $315. Costs of service associated with providing retail interLATA long distance increased $183 driven by higher volumes related to more

BELLSOUTH 2003      31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

BELLSOUTH CORPORATION

customers while costs associated with the provision of long distance services to Cingular increased $34 driven by higher volumes. In addition, installation and activation expense increased $239 as compared to the prior period reflecting lower expense deferrals related to lower installation and activation service revenue.

    These cost increases were partially offset by work force reductions, primarily as a result of reduced business volumes, that resulted in decreased salary and wage related expenses of $116. Wholesale long distance cost of services decreased $100 reflecting a de-emphasis in these services. Costs of goods related to equipment sales decreased $86 due to a change in the presentation for drop shipments from gross to net, which had no impact on operating margin. In addition, page and equipment costs decreased $53 driven by lower volumes. Information technology infrastructure costs decreased $60, reflecting cost containment efforts.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $131 in 2003 compared to 2002. The periods presented were impacted by increases in advertising of $111 associated with higher spending related to a more competitive environment and increases in outside sales commissions of $55 primarily related to the long distance launch. The periods presented were also impacted by increased pension and retiree medical costs of $33.

    These increases were partially offset by decreases in uncollectible expenses of $116. Prior year periods included the impact of higher bankruptcies and non-pay accounts driving the decrease in the current year.

Depreciation and amortization

Depreciation and amortization expense decreased $390. The primary driver of the year-over-year decline in depreciation expense relates to lower depreciation rates under the group life method of depreciation. The lower rates were caused primarily by the significant reductions in capital expenditures over the past several years. In addition, depreciation expense was lower due to the adoption of SFAS No. 143. In connection with the adoption of this standard, we no longer accrue for net cost of removal in our depreciation rates causing lower depreciation expense. Amortization expense increased slightly due to higher levels of capitalized software.

2002 COMPARED TO 2001

Segment operating revenues

Voice

Voice revenues decreased $640 driven primarily by continued access line share loss. Total switched access lines declined 3.2% with retail line losses being partially offset by increases in wholesale lines. The access line decline was the result of share loss and, to a lesser extent, technology substitution and a weak economy.

    Wholesale lines consist primarily of unbundled network element – platform (UNE-P) lines. The UNE-P lines totaled approximately 1.6 million, up 952,000 lines from the prior year. The vast majority of the UNE-P additions were residential. Business UNE-P line adds of 194,000 fell from the prior year while other wholesale UNE-P lines, primarily payphone, added 9,000 in 2002. When lines over which we provide retail services are converted to UNE-P, we lose revenue and margin. On average, the revenue from our provision of UNE-P does not permit us to recover the fully allocated costs we incur to provide the service. To mitigate this loss, we are actively seeking reform of the pricing rules that regulators use to set UNE-P prices.
    In efforts to combat share loss, we continued to grow our package services in 2002. BellSouth AnswersSM, introduced in 2002, is our signature residential package that combines wireline, wireless and Internet services. The package combines the Complete Choice calling plan of local service and multiple convenience calling features with BellSouth Long Distance, FastAccess® DSL or dial-up Internet, and Cingular Wireless services. We added approximately 1.2 million Answers customers during 2002.
    InterLATA revenues were $49 in 2002 compared to zero in 2001 as we obtained regulatory approval throughout 2002 to provide interLATA services in the nine southeastern states we serve. Service was actually launched in seven of the nine states in 2002. At December 31, 2002, we had over one million long distance customers.
    Wireless interconnection revenues increased $110 due to growth in customers and higher volumes to Cingular driven by proliferation or wireless long distance plans.
    Switched access revenues were down in 2002 due to volume and rate decreases. Switched access rates were lower due to effects of the CALLs program, an FCC access charge reform initiative. The decline in rates, however, is substantially offset by higher subscriber line charges. Switched access minutes of use (MOU) declined 10.5% in 2002. The decline is the result of access line loss, the continuing shift of wholesale lines from resale to UNE-P, and alternative communications services, primarily wireless and e-mail.

Data

Data revenues increased $152 in 2002. The overall growth was driven by strong retail growth, primarily revenues from the sale of FastAccess® DSL service. Combined wholesale and retail DSL revenues were up $243 in 2002 due to a larger customer base. As of December 31, 2002, we had over one million customers, an increase of over 400,000 customers.

    Retail data services, which represent roughly half of data revenues, grew 10.5% in 2002 driven primarily by growth from the sale of FastAccess® DSL service. Other retail data products, primarily DS1 lines (dedicated high

32      BELLSOUTH 2003

capacity lines) were lower, driven by special access rate reductions effective July 2002.

    Revenues from the sale of wholesale data transport services to other communications providers, including long distance companies and competitive local exchange carriers, declined 1.4% in 2002 primarily due to weak sales of wholesale data transport services to other communications providers, the lingering impacts of a soft economy, network consolidation by large inter-exchange carriers and the renegotiation of an access contract with a bankrupt wholesale customer.

Other

Other communications revenue decreased $94 primarily due to the continuing phase-out of our payphone business which created a decline of $71. Collocation revenues decreased $73 from 2001, driven by lower volumes. Billing and collection revenues continued to decrease resulting in a year-over-year decline of $20 reflecting additional carriers utilizing their own billing systems and the loss of carrier billing revenues as retail customers change from other carriers to our long distance services. Wholesale long distance revenues increased $50 driven by increased sales to second and third tier long distance carriers and UNE.

Segment operating expenses

Cost of services and products

Cost of services and products decreased $56 compared to 2001. The decrease reflects work force reductions, primarily as a result of reduced business volumes and increased productivity that resulted in decreased labor-related expenses of $153. Materials expense decreased $91 driven by lower volumes reflecting lower demand and increased competitive impacts. Also, gross receipts tax decreased $64 primarily impacted by regulatory billing changes in North Carolina.

    These decreases were somewhat offset by increases in pension and retiree medical costs of $89 compared to 2001. Other increases include higher retail interLATA long distance costs, which increased $72 due to our growth in retail interLATA long distance, and $65 of increased service installation expense reflecting decreased deferrals as compared to 2001.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $122 compared to 2001. Uncollectible expense increased $111 due to bankruptcies of telecom sector wholesale customers and weak economic conditions. Advertising expense increased $45 associated with higher spending related to a more competitive environment and our long distance launch.

    These increases were partially offset by decreases in labor related expenses of $32 and in contract services of $34, reflecting workforce related reduction efforts and cost reduction initiatives implemented in 2002.

Depreciation and amortization

Depreciation and amortization expense increased $47. The increases are primarily attributable to increased amortization expense associated with higher levels of capitalized software partially offset by lower depreciation expense. The primary driver of the depreciation expense decline relates to lower depreciation rates under the group life method of depreciation. The lower rates were caused by the significant reductions in capital expenditures.

Unusual items excluded from segment net income

Unusual items which were excluded from this segment’s results consisted of the following: in 2003, $676 for the cumulative effect of a change in accounting principle related to the adoption of FAS 143 offset by restructuring charges, costs associated with the early extinguishment of debt, and an asset impairment; in 2002, $(514) related to restructuring costs, including pension settlements, costs associated with the early extinguishment of debt, costs associated with service curtailments and asset impairments and refund of customer late fees in Florida; in 2001, $(202) related to reciprocal compensation and restructuring costs were excluded from results.

Domestic Wireless

We own an approximate 40% economic interest in Cingular, a joint venture with SBC Communications. Because we exercise influence over the financial and operating policies of Cingular, we use the equity method of accounting for this investment. Under the equity method of accounting, we record our proportionate share of Cingular’s earnings in our consolidated statements of income. These earnings are included in the caption “Net earnings (losses) of equity affiliates”. For management purposes, we evaluate our Domestic wireless segment based on our proportionate share of Cingular’s results. Accordingly, results for our Domestic wireless segment reflect the proportional consolidation of approximately 40% of Cingular’s financial and non-financial results.

    During 2003, Cingular had the highest number of annual net additions since the company began operations. Prior to the commencement of wireless local number portability on November 24, 2003, Cingular offered incentives that encouraged customers to purchase upgraded handsets and sign new service contracts. Cingular incurred significant expense, consisting primarily of handset subsidies and selling costs, in the latter part of the year related to those efforts. Thus far, number porting volumes at Cingular have been less than predicted. Data revenue played an increasingly

BELLSOUTH 2003      33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

BELLSOUTH CORPORATION

important role in revenue composition in 2003, and those impacts are expected to increase in 2004. Further, competition continues to be intense, with up to six competitors in most of the significant markets.

    To be consistent with emerging industry practices, the income statement for all periods presented has been changed to reflect billings to Cingular’s customers for the Universal Service Fund (USF) and other regulatory fees as “Service revenues” and the related payments into the associated regulatory funds as “Cost of services” expenses. Operating income and net income for all prior periods have been unaffected.

				Percent Change

				2002 vs.	2003 vs.
	2001	2002	2003	2001	2002

Segment operating revenues:
Service revenues	$5,291	$5,569	$5,689	5.3	2.2
Equipment revenues	416	392	504	(5.8)	28.6
Total segment operating revenues	5,707	5,961	6,193	4.5	3.9
Segment operating expenses:
Cost of services and products	1,826	1,965	2,273	7.6	15.7
Selling, general, and administrative expenses	2,094	2,170	2,170	3.6	0.0
Depreciation and amortization	767	740	835	(3.5)	12.8
Total segment operating expenses	4,687	4,875	5,278	4.0	8.3
Segment operating income	1,020	1,086	915	6.5	(15.7)

Segment net income	$425	$357	$261	(16.0)	(26.9)

Segment net income including unusual items	$378	$301	$261	(20.4)	(13.3)

Key Indicators:

Cellular/PCS Customers (000s)	8,638	8,770	9,611	1.5	9.6
Wireless average monthly revenue per customer – Cellular/PCS (whole dollars)(a)	$53	$52	$51	(1.9)	(1.9)
Capital Expenditures	$1,262	$1,234	$1,094	(2.2)	(11.3)

(a)	Management uses average revenue per user (ARPU) as an indicator of operating performance of the business. Wireless ARPU – Cellular/PCS is defined as Cellular/PCS service revenues during the period divided by average Cellular/PCS subscribers during the period. This metric is used to compare the recurring revenue amounts being generated on Cingular’s network to prior periods and internal targets. We believe that this metric provides useful information concerning the performance of Cingular’s initiatives to attract and retain high value customers and the use of its network.

2003 COMPARED TO 2002

Segment operating revenues

Cellular/PCS customers increased 9.6% during 2003. Net cellular/PCS additions in 2003 increased 702,000 compared to 2002. Improvement in customer additions is attributable to several business initiatives Cingular implemented earlier in 2003: (1) reorganization of Cingular’s marketing, sales and operations activities from a national to a regional basis to more effectively address local market needs; (2) introduction of a more meaningful brand message; (3) increased emphasis on Cingular’s affiliation with its parents and co-branding and more effectively utilizing the parents’ sales channels in those areas where Cingular’s wireless markets overlap with the parents’ wireline markets; and (4) more effective marketing execution such as the “Family Talk” rate plan offer introduced in the third quarter of 2003. Prepaid subscriber growth was impacted positively in 2003 by the KIC (Keep in Contact) prepaid plan launched in the fourth quarter of 2002. The reseller subscriber base is higher due to aggressive growth by Cingular’s primary reseller during 2003 and to a loss of 148,000 WorldCom (currently known as MCI) reseller customers in 2002, principally when WorldCom made the decision to exit the wireless reseller business in the second half of 2002. The cellular/PCS churn rate was 2.7% in 2003 compared with a 2.8% churn rate in 2002.

    Total segment operating revenues increased $232 during 2003. The growth in total operating revenues was a result of improved service revenues driven by a larger average cellular/PCS customer base, robust growth in data revenues and increased regulatory fee revenues. Strong customer growth and a significant increase in handset upgrade activity in 2003 also contributed to increased equipment revenues.
    Service revenues increased $120 in 2003, driven by the 3.6% increase in the average subscriber base, a 14.4% increase in local minutes of use, and a $64 increase over prior year of revenues related to billings to Cingular’s customers for the USF and other regulatory fees. Other increases were a result of an increase in data revenues from 2002, reflective of higher penetration and usage of SMS short messaging data services with cellular/PCS customers as well as increased revenue per customer related to the Mobitex data business. Partially offsetting these increases were a decrease in wireless average revenue per user (ARPU), declines in roaming and long distance revenues reflecting the migration of customers to regional and national rate plans and a reduction in roaming rates

34      BELLSOUTH 2003

with major roaming partners to support all-inclusive rate plans. Additionally, the increase was offset partially by the effects of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables, adopted July 1, 2003. Implementation of EITF 00-21 resulted in a reclassification of certain direct channel activation revenues from service revenues to equipment revenues on a prospective basis only. As a result, service revenue growth was reduced by approximately $14 for the year.

    ARPU for cellular/PCS customers declined 1.6% or $0.82 to $51.32 in 2003 from $52.14 in 2002. Increased sales of lower ARPU “Family Talk” plans in the second half of the year, in combination with a higher percentage of lower ARPU reseller and prepaid customers in Cingular’s 2003 customer base, negatively impacted its overall ARPU when compared with the prior year. Additionally, the impact of increased revenue deferrals associated with its “rollover” rate plans, which allow customers to carry over any unused “anytime” minutes from month to month for up to one year, plus the revenue reclassification as a result of the adoption of EITF 00-21 also had a negative impact on ARPU. Other unfavorable impacts include on-going competitive pricing pressures and the reductions in roaming and long distance revenues.
    Equipment revenues increased $112 in 2003 compared to 2002. An increase in handset revenues was primarily driven by higher unit sales reflecting the nearly 14% increase in cellular/PCS postpaid and prepaid gross customer additions and a significant increase in the sale of “upgrade” handsets compared with the prior year. The increased unit sales, particularly for upgrades, was a function of both Cingular’s GSM conversions and focused efforts to increase the number of customers under contract in anticipation of wireless local number portability. These increases also included the impact of the implementation of EITF 00-21, which increased equipment revenues by approximately $14.

Segment operating expenses

Cost of services and products

Cost of services primarily includes expenses to monitor, maintain and service Cingular’s network, landline facilities expense, incollect roaming charges from other carriers, cost of equipment sales, and long distance expense. Cost of services and products increased $308 during 2003. The primary driver of the increase of cost of services was the increase in the cost of equipment sales of $198. This increase was driven primarily by higher unit sales associated with the large increase in gross customer additions and upgrade unit sales. Overall, the increased cost of equipment sales was also impacted by higher per unit handset costs for upgrade units driven by a shift to more advanced handsets, such as the dual mode TDMA/GSM handsets in use during Cingular’s GSM system conversion and newly introduced feature-rich GSM-only handsets. Other increases in cost of services include increases in local system costs of $164, partially offset by decreases in third party system costs. Local systems costs continue to be driven by growth in system minutes of use, system expansion and the increased costs of redundant TDMA and GSM networks required during the current GSM system overlay. System minutes of use increased 19.1% in 2003. The increase in local system costs includes a $64 increase in costs related to payments into the USF and other regulatory funds. The primary contributor to lower third party system costs was a decrease in incollect roaming costs, which decreased $53 in 2003. These reductions were a result of lower negotiated roaming rates and cost reductions associated with the Mobile Telecommunications Sourcing Act.

Selling, general, and administrative expenses

Selling, general, and administrative expenses remained flat in 2003. Increases in Cingular’s selling expenses were offset by decreases in costs related to maintaining and supporting its customer base and other administrative costs. Higher commissions and advertising expenses were partially offset by reduced employee-related costs as a result of the sales operation reorganization in 2002.

    Costs for maintaining and supporting the customer base decreased $27 during 2003. Reduced costs included lower bad debt expenses and billing expenses, partially offset by increased residuals and upgrade commissions expenses related to the existing customer base. The lower billing expenses reflect cost reductions as a result of system conversions and related consolidations in 2002.

Depreciation and amortization

Depreciation and amortization increased $95 in 2003. The increase in depreciation expense of $106 was attributable to higher levels of gross property, plant and equipment plus accelerated depreciation on TDMA assets that began in 2003. Amortization expense declined $11 due to certain finite-lived intangibles becoming fully amortized during 2002.

2002 COMPARED TO 2001

Segment operating revenues

Segment operating revenues grew $254, or 4.5%, during 2002 while cellular/PCS customers increased 1.5%. Net cellular/PCS customer additions in 2002 were down 81.3% from net customer additions in 2001. The decrease in net customer additions was primarily a function of a 12.3% reduction in gross customer additions in 2002. The decreases in 2002 were a result of intense industry competition, impacts of the economic slowdown, lower than expected sales performance and the continued decline in our prepaid and reseller customer bases, which was exacerbated by the bankruptcy of WorldCom (currently known as MCI), a major reseller of Cingular’s wireless services.

    Revenue growth in 2002 consists of an increase of $278 in service revenues and a decrease in equipment revenues

BELLSOUTH 2003      35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

BELLSOUTH CORPORATION

of $24. Although service revenues increased in 2002 compared to 2001, the rate of increase declined during 2002, reflecting slower customer growth and lower prices for Cingular’s services driven by increasing competition. Service revenue increases were primarily the result of higher local service revenues associated with growth in the customer base and the attraction of all-inclusive rate plans that offer larger numbers of included minutes and bundling of roaming and long distance offerings. Also included in the 2002 service revenues growth were revenues derived from the first quarter 2002 addition of a wireless handset captive insurance subsidiary. These insurance fees contributed $62 to the increase for 2002. The September 2001 consolidation of Puerto Rico wireless properties also contributed to the 2002 increase. These increases were partially offset by a decline in roaming and long distance revenues reflecting the migration of customers to regional and national rate plans and a reduction in roaming rates with major roaming partners to support all-inclusive rate plans and the formation of a venture to share infrastructure with T-Mobile USA, Inc., which reduced roaming charges to both carriers’ customers.

    ARPU for cellular/PCS customers declined 1.5% or $0.77 to $52.14 in 2002 from $52.91 in 2001. Cingular’s strategy of targeting, acquiring and retaining non-reseller postpaid customers resulted in an increase in customer revenues. This increase, however, was offset by reductions in revenues from bundled services and outcollect and other revenues, thereby reducing overall ARPU. The consolidation of Puerto Rico operating results in Cingular’s financial statements, beginning September 2001, also adversely affected ARPU as a result of the heavy concentration of prepaid customers in Puerto Rico. Of the $0.77 decline in ARPU, $0.18 of the decline can be attributed to the dilutive ARPU impact of the Puerto Rico consolidation.

Segment operating expenses

Cost of services and products

Cost of services and products increased $139, or 7.6%, during 2002. Cingular’s expense growth was driven by increased service costs of $263 in 2002 resulting from a rise in minutes of use, higher roaming and long distance costs driven by customer movement toward all-inclusive rate plans which include more minutes, free long distance calling, and free roaming. Minutes of use on the network were up 36% in 2002. Slightly offsetting these increases were lower equipment costs due to slower customer growth and efficiencies attributable to greater digital usage.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $76, or 3.6%, during 2002. The increase was impacted by an increase in uncollectible expense related to a WorldCom write-off. Further impacting 2002 expense growth were higher costs attributable to higher residual and upgrade commissions, costs associated with the launch of service in New York City, customer retention costs and restructuring-related severance costs. Slightly offsetting these increases were declines in branding expenses associated with the introduction of the Cingular brand name in 2001.

Depreciation and amortization

Depreciation and amortization of $740 decreased $27, or 3.5%, in 2002. Depreciation expense increased $60 and was comprised primarily of increased depreciation associated with new capital assets partially offset by a reduction in depreciation as a result of the transfer of assets to Cingular’s network infrastructure venture with T-Mobile. Amortization expense decreased by $87 compared with the prior year. This was primarily attributable to the January 1, 2002 adoption of SFAS No. 142 and the resultant cessation of the amortization of goodwill and of most wireless licenses.

Unusual items excluded from segment net income

Unusual items which were excluded from this segment’s results consisted of the following: in 2003, no unusual items were excluded; in 2002, $(56) related to impairment losses; in 2001, $(47) related to pension and postretirement losses.

Latin America Group

The Latin America Group is comprised of our investments in wireless businesses in ten countries in Latin America. Consolidated operations include our businesses in Argentina, Chile, Colombia, Ecuador, Nicaragua, Peru and Venezuela. All other businesses are accounted for under the equity method, and accordingly their results are reported as Net earnings (losses) of equity affiliates.

    The Latin America Group experienced a modest recovery in much of the region and showed strong organic customer growth in 2003 as customer additions improved dramatically. While currency devaluation and economic pressures continued to adversely affect the Venezuela market, Argentina’s currency and overall economic environment rebounded from 2002 levels. As a result of modest revenue growth as well as operating expense and capital expenditure control, the Latin America Group generated positive operating free cash flow in 2003. We expect significant economic and currency-

36      BELLSOUTH 2003

related risks to continue in 2004, particularly in Venezuela. See “Operating Environment — Latin America Economic Trends” and “— Foreign Risks.”

    During 2003 we purchased an incremental 21.7% ownership share in our Argentine operating company from one partner for a nominal amount, and we now own 86.7% of the company. Also during 2003, we disposed of our remaining interest in BCP and BSE, our Brazilian wireless operations. During 2002, we exited our remaining advertising and publishing operations in Latin America.

				Percent Change

				2002 vs.	2003 vs.
	2001	2002	2003	2001	2002

Segment operating revenues:
Service revenues	$2,439	$1,878	$1,928	(23.0)	2.7
Equipment revenues	187	140	171	(25.1)	22.1
Other revenues	223	180	199	(19.3)	10.6
Advertising and publishing revenues	86	40	0	(53.5)	(100.0)
Total segment operating revenues	2,935	2,238	2,298	(23.7)	2.7
Segment operating expenses:
Cost of services and products	1,061	841	996	(20.7)	18.4
Selling, general, and administrative expenses	1,001	678	606	(32.3)	(10.6)
Depreciation and amortization	605	440	367	(27.3)	(16.6)
Total segment operating expenses	2,667	1,959	1,969	(26.5)	0.5
Segment operating income	268	279	329	4.1	17.9
Net earnings (losses) of equity affiliates	(36)	(10)	18	72.2	280.0

Segment net income (loss)	$(46)	$108	$161	*	49.1

Segment net income (loss) including unusual items	$(392)	$(2,090)	$41	*	102.0

Key Indicators:

Customers(a) (000s)	7,585	8,172	9,696	7.7	18.6
Average monthly revenue per customer (whole dollars)(b)	$25	$19	$18	(24.0)	(5.3)
Total Billed MOUs (millions)	12,072	13,538	17,111	12.1	26.4

Capital Expenditures	$500	$247	$268	(50.6)	8.5

*	Not meaningful
(a)	The amounts shown are for our consolidated properties and do not include customer data for our unconsolidated properties.
(b)	Average monthly revenue per customer is calculated by dividing average monthly service revenue by average customers.

2003 COMPARED TO 2002

Segment operating revenues

Service revenues in the Latin America Group increased $50 in 2003. The increase in service revenue was primarily driven by an increase in Ecuador of $80, reflecting a 29% increase in its customer base as well as a $26 increase associated with a settlement reached with another wireless carrier over disputed interconnect fees. An increase of $39 was generated in Colombia primarily due to a 42% increase in its customer base substantially offset by an overall decrease in rates and the impact of an average currency devaluation of 15%. The increases were offset by service revenue declines in Venezuela of $96, driven by the 30% average devaluation of the Venezuelan Bolivar.

    Equipment and other revenues increased $50 in 2003 primarily due to the 28.6% increase in gross customer additions over last year, partially offset by the previously discussed currency devaluations.

Segment operating expenses

Cost of services and products

Cost of services and products increased $155 in 2003. The increase was primarily caused by cost of equipment increases from higher gross additions and upgraded handsets. Increases in cost of services also reflect higher interconnect costs driven by $39 of additional expense recorded in Ecuador associated with an interconnect settlement previously described, as well as growth in minutes of use, partially offset by devaluation in Venezuela.

    Costs also increased due to a $40 contingency accrual recorded in 2003. Changes in administrative regulations in one of the countries in which we operate, regarding the inclusion of interconnection income in the taxable revenue base, contradicted the method of calculation used by our subsidiary in computing and paying its liability for taxes on telecommunications services. We believe we have a valid argument under existing law for our method of calculating the tax. However, because of uncertainty in the outcome of this issue, our subsidiary has recorded a contingency accrual for prior unpaid taxes based on the new regulations and it intends to calculate taxes in future periods in conformity with these regulations until the legal issues are

BELLSOUTH 2003      37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

BELLSOUTH CORPORATION

resolved. We plan to defend our position, in the courts if necessary. We cannot predict how long it will take to resolve this issue, however we do not expect the impact, if any, to be material to our results of operations, financial position or cash flows.

    The cost of services change also was impacted by a $24 decrease in 2003 due to the exit from the advertising and publishing business in 2002.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased $72 in 2003. The decrease in US Dollar terms was caused primarily by the currency devaluation in Venezuela, which recorded a decline of $31, and by a decrease of $33 related to the exit from the advertising and publishing business in 2002.

    In local currency terms, selling, general, and administrative expenses increased modestly due to strong customer growth, as well as inflationary pressures, partially offset by cost containment efforts and operational efficiencies. Customer gross adds increased 28.6%, and the customer base increased by 18.6% as compared to the prior year. The variance in 2003 also reflects a benefit in Ecuador associated with cumulative future deductions to be used to calculate employee profit-sharing expense.

Depreciation and amortization

Depreciation and amortization expense decreased $73 in 2003, reflecting the impact of currency devaluations on the amortizable basis of tangible and intangible assets and the impact of certain customer intangibles becoming fully amortized.

Net earnings (losses) of equity affiliates

Net earnings from our Latin America Group equity affiliates improved from a loss of ($10) in 2002 to income of $18 in 2003, primarily as a result of the cessation of recording losses from our equity investments in Brazil during the second quarter of 2002.

2002 COMPARED TO 2001

Segment operating revenues

Segment operating revenues decreased $697, or 23.7%, in 2002. The decrease was almost entirely attributable to the continued weakening of our Latin America operations’ local currencies against the US Dollar. Significant economic challenges continued in Argentina and Venezuela, two of BellSouth’s largest Latin America markets. The currency devaluations that began during the first quarter continued to worsen throughout the year. As of November 30, 2002, the Argentine Peso had devalued approximately 71% relative to the US Dollar and the Venezuelan Bolivar had depreciated approximately 44% since the beginning of 2002. The decreases in Argentina and Venezuela were partially offset by increases in service revenues totaling $118 at our operations in Colombia and Ecuador, attributable to growth in the customer bases of those operations.

    Other revenues relate primarily to wholesale long distance voice, data access and transport and Internet access. The decrease in 2002 related primarily to currency fluctuations. Advertising and publishing revenues decreased in 2002 due to devaluation, competitive pressures and our exit of the business in 2002. Revenue per customer decreased in 2002 primarily due to the effect of foreign currency translation.

Segment operating expenses

Cost of services and products

Cost of services and products decreased $220, or 20.7%, in 2002. The 2002 decrease was almost entirely attributable to the declining value of most Latin American currencies against the US Dollar. Reductions in expenses are also being driven by lower customer acquisition costs.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased $323, or 32.3%, in 2002. The 2002 decrease was almost entirely attributable to the declining value of most Latin American currencies against the US Dollar. Reductions in expenses are also being driven by targeted reductions in administrative costs through headcount reductions.

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

Net earnings (losses) of equity affiliates

Net losses from our Latin America Group equity affiliates improved $26 to $(10) in 2002. The 2002 improvement was primarily due to the cessation of recording losses in our Brazil investments during the second quarter of 2002.

Unusual items excluded from segment net income

Unusual items which were excluded from this segment’s results consisted of the following: in 2003, $(120) related to loss on disposal of our wireless property in Brazil-Sao Paulo, bond impairment, loan write-off and severance costs, partially offset by foreign currency transaction gains, gain on sale of stock and gain on sale of our wireless property in Brazil NE; in 2002, $(2,198) related to impairment losses under SFAS No. 142, foreign currency transaction losses, Brazil loan impairment, losses on the sale of Brazilian yellow

38      BELLSOUTH 2003

pages operation, asset impairments and severance costs, partially offset by gain on sale of stock; in 2001, $(346) related to foreign currency transaction losses, asset impairments and restructuring costs, partially offset by a gain from the sale of our investment in BellSouth International Wireless Services.

Advertising and Publishing Group

Our Advertising and Publishing Group is comprised of companies in the US that publish, print, sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic product offerings.

    As discussed more fully in Note C to our consolidated financial statements, effective January 1, 2003, we changed our method for recognizing revenues and expenses related to our directory publishing business from the publication and delivery method (issue-basis) to the deferral method (deferral basis). For BellSouth’s consolidated results, this change was treated as a prospective change and prior year consolidated results were not restated. However, to align internal reporting, the 2002 and 2001 segment results for the Advertising and Publishing Group were recast to reflect the change.
    Under the issue basis, we recognized 100% of revenues and direct expenses at the time the directories were published and delivered. Under the deferral basis, we amortize, or recognize ratably, revenues and direct expenses over the life of the related directory, generally 12 months. When compared to the issue-basis method, the deferral method causes trends in current-period operating results to be recognized in the income statement over a longer period of time and to cross fiscal years.
    In 2003, our Advertising and Publishing Group was negatively affected by weak economic conditions and competition. Although an improving economy should result in higher advertising spending, we expect continued competitive pressure to impact volumes and pricing.

				Percent Change

				2002 vs.	2003 vs.
	2001	2002	2003	2001	2002

Segment operating revenues
Advertising and publishing revenues	$1,966	$2,010	$1,906	2.2	(5.2)
Commission revenues	124	147	144	18.5	(2.0)
Total segment operating revenues	2,090	2,157	2,050	3.2	(5.0)
Segment operating expenses:
Cost of services and products	390	351	345	(10.0)	(1.7)
Selling, general, and administrative expenses	689	879	706	27.6	(19.7)
Depreciation and amortization	29	29	26	0.0	(10.3)
Total segment operating expenses	1,108	1,259	1,077	13.6	(14.5)
Segment operating income	982	898	973	(8.6)	8.4

Segment net income	$596	$545	$600	(8.6)	10.1

Segment net income including unusual items	$593	$428	$96	(27.8)	(77.6)

Capital Expenditures	$63	$29	$28	(54.0)	(3.4)

2003 COMPARED TO 2002

Segment operating revenues

The overall industry environment continues to reflect weak economic conditions and increasing competitive activity. Segment operating revenues decreased $107 from 2002 to 2003. The decrease includes a reduction in print revenues due to lower overall spending by our advertisers. The decline in print revenue was partially offset by an increase in revenues from electronic media offerings, resulting from increased penetration of the print customer base. Sales agency commission revenues decreased slightly as the result of a discontinued line of business.

    Because of the accounting convention used for publishing revenue, the revenue decline during 2003 was primarily driven by the amortization of revenues from directories issued in 2002, and to a lesser extent from those issued in 2003. Revenues from directories issued in 2003 also declined when compared to their 2002 issues attributable to the factors discussed previously. Approximately 50% of the decline was recognized in the segment’s 2003 income statement, with the remainder to be recognized in 2004.

Segment operating expenses

Cost of services and products decreased $6 in 2003, primarily reflecting the impact of manufacturing cost reduction efforts. Selling, general, and administrative expenses decreased $173 in 2003. Uncollectible expense was the primary driver of the reductions, decreasing $141. The decrease reflects the impact of improved collection performance in 2003. In addition, variable costs associated with selling decreased as the result of the reduction in revenues. Depreciation and amortization expenses were relatively flat in 2003.

BELLSOUTH 2003      39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

BELLSOUTH CORPORATION

2002 COMPARED TO 2001

Segment operating revenues

Segment operating revenues increased $67 during 2002. The improvement was attributable to several factors, including improvements in print customer adjustment activity and an increase in revenues from electronic media offerings resulting from further penetration of the print customer base. Print revenues were relatively flat, reflecting the impact on the overall industry of weak economic conditions and increased competitive activity. Sales agency commission revenues increased as the result of new agency agreements generated outside of the Southeastern US.

Segment operating expenses

Cost of services and products decreased $39 in 2002. The decrease primarily reflects the impact of cost reduction efforts in manufacturing and distribution expenses. Selling, general, and administrative expenses increased $190 in 2002. This increase is primarily due to a higher provision for uncollectible receivables expense that increased $181 for 2002. The higher provision was primarily due to weak economic conditions and increased bankruptcies of our advertisers. Depreciation and amortization remained flat in 2002.

Unusual items excluded from segment net income

Unusual items which were excluded from this segment’s results consisted of the following: in 2003, $(504) included the cumulative effect of a change in accounting principle and severance and pension costs; in 2002, $(117) related to an unbilled receivable adjustment, severance costs and employee benefits related to workforce reduction; in 2001, $(3) related to restructuring costs.

40      BELLSOUTH 2003

Liquidity and Financial Condition

DESCRIPTION OF CASH FLOWS

Net cash provided by (used for):

				Percent Change

				2002 vs.	2003 vs.
	2001	2002	2003	2001	2002

Operating activities	$7,998	$8,246	$8,529	3.1	3.4
Investing activities	(7,039)	(1,707)	(1,698)	75.7	0.5
Financing activities	(1,428)	(4,649)	(4,757)	(225.6)	(2.3)

Net cash provided by operating activities

Cash generated by operations increased $283 during 2003 compared to the prior year. The increase was driven primarily by lower severance payments and better receivables collections. Severance payments of $125 in 2003 declined $369 as compared to $494 of payments in 2002. We have enhanced our processes with respect to receivable collection management resulting in improved collections as net accounts receivable decreased $356 (excluding the accounts receivable decrease impacted by the advertising and publishing accounting change). Decreases in interest income, due to lower rates on our advance to Cingular and the loss of income on an advance to KPN were substantially offset by lower interest expense due to lower borrowings. Operating cash flows for the next few years will be negatively impacted by higher federal income tax payments as the timing of accelerated tax deprecation in 2002 and 2003 begins to reverse.

    Cash generated by operations increased $248 during 2002 compared to 2001, favorably impacted by lower income tax payments of $431 and a $200 payment made in 2001 to a supplier settling a lawsuit. The reduction of income tax payments in 2002 from 2001 is primarily due to additional accelerated depreciation and severance deductions in 2002. These cash increases were somewhat offset by lower operating cash flows in the Communications Group impacted by a decline in revenue.

Net cash used for investing activities

Capital expenditures

Capital expenditures consist primarily of (a) gross additions to property, plant and equipment having an estimated service life of one year or more, plus the incidental costs of preparing the asset for its intended use, and (b) gross additions to capitalized software.

    Total investment in property, plant and equipment has increased from $58 billion at January 1, 1999 to $66 billion at December 31, 2003, not including deductions for accumulated depreciation. Between 1999 and 2001, significant additions to property, plant and equipment were required to meet the growing demand for telecommunications services and to continually modernize and improve such services to meet competitive demands. However, during late 2001 through 2003 demand decreased significantly. Although current demand is down, we project continued population and economic expansion in certain growth centers within our nine-state area during the next five to ten years. In addition, our Latin America Group will continue to make investments to transition technology for its wireless networks and to support customer growth.
    Our capital expenditures for 1999 through 2003 were as follows:

	Millions	% of Revenue

1999	$6,200	24.6
2000	$6,995	26.7
2001	$5,997	24.9
2002	$3,785	16.9
2003	$3,200	14.1

    Decreases in capital spending levels in 2002 and 2003 reflect continued decreases in demand and targeted capital deployment. We project 2004 capital expenditures to be between 13 and 15 percent of revenue. A majority of the expenditures will be to expand, enhance and modernize current wireline operating systems.

    We expect expenditures for 2004 to be financed substantially through internal sources and, to the extent necessary, from external financing sources.

Other investing activities

Other 2003 investing activities include net proceeds of $1,458 resulting from an early repayment by KPN of the entire outstanding balance of the loan we had extended to them and the settlement of related currency swaps. In addition, we received proceeds of $35 from the exercise of a loan put agreement with our Colombian partner, proceeds of $70 related to the sale of two equity investments in Brazil, and proceeds of $105 related to the sale of equity securities. In June 2003, we sold our entire interest in two real estate partnerships for net proceeds of $26. In conjunction with the sale, we received proceeds of $97 for the repayment of loans we had extended to the partnerships. During 2003, we purchased $261 in debt and equity securities.

BELLSOUTH 2003      41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

BELLSOUTH CORPORATION

    Other 2002 investing activities include receipt of $2,358 in proceeds from the sale of shares in Qwest, KPN and portions of our investment in TCO as well as proceeds from a principal payment related to a loan to KPN. In addition, we contributed a total of $309 to equity affiliates, including $200 to Cingular and $94 to Brazil. The $200 contribution related to income tax benefits realized by BellSouth associated with our investment in Cingular.

    During 2001, we advanced $1,850 to E-Plus via demand notes that replaced previously guaranteed debt, invested $279 in loan participation agreements related to our Colombian operations and invested approximately $105 in our Brazilian wireless affiliates. We also generated approximately $1,100 from the sale of a portion of our investment in Qwest common stock.
    In February 2004, we closed on the sale of our interest in Sonofon. We received approximately $600 in proceeds.

Net cash used for financing activities

Cash used for financing activities increased $108 during 2003 compared to 2002 due primarily to an increase in dividends paid of $148 and an increase in purchases of treasury shares of $267, partially offset by a reduction in debt pay downs of $256. During 2003, we paid dividends of $.87 per share totaling $1,608 and purchased 35.0 million shares of our common stock for $858. During 2002, we paid dividends of $.78 per share totaling $1,460 and purchased 22.3 million shares of our common stock for $591. Dividends paid in 2001 were $.76 per share totaling $1,424.

    We utilized cash in 2003 to pay down short-term borrowings by $427 and long-term notes by $1,932. Our debt to total capitalization ratio of 43.1% at December 31, 2003 decreased from 49.2% at December 31, 2002, reflecting both the $2.4 billion debt pay down for both short-term and long-term notes as well as an increase in equity due to earnings partially offset by dividends declared.
    The increase in cash used for financing activities during 2002 compared to 2001 reflects substantial debt pay downs during 2002. We utilized cash from operations to reduce our short-term borrowings by $1,408 and long-term notes by $1,223. This includes early extinguishment of $1,120 in long-term debt, which resulted in a loss on extinguishment of $40.
    Our debt to total capitalization ratio of 49.2% at December 31, 2002 decreased from 51.7% at December 31, 2001 reflecting the $2.6 billion debt pay down for both short-term and long-term notes described above.

Anticipated sources and uses of funds

Cash flows from operations are our primary source of cash for funding existing operations, capital expenditures, interest and principal payments on debt, and dividend payments to shareholders. Should the need arise, however, we believe we are well positioned to raise capital in the public debt markets. As of December 31, 2003 our consolidated cash balance was $4,556.

    The Communications Group and Advertising and Publishing Group generate substantially all of our consolidated cash provided by operating activities. These segments generate sufficient cash flow to fund operating, investing and financing needs and dividend excess cash to BellSouth for corporate uses. The Domestic Wireless segment, which consists entirely of our equity investment in Cingular, typically does not rely on BellSouth for funding; Cingular generates sufficient cash flow to meet its operating, investing and financing needs through its own operations or through its own financing activities.
    Although the Latin America Group currently holds approximately $1,000 in cash, it has not historically remitted dividends to BellSouth. The local currency equivalent of US $346 was held in local accounts in Venezuela at November 30, 2003. Due to government restrictions, we have not been able to freely convert this local currency to US Dollars at the official rate. We have converted some, and we are seeking to convert more, of this local currency to US Dollars in the parallel market. As discussed below, some of the operations within this segment may experience financing needs for the purchase of additional ownership interests or to meet debt payments that could require funding from other financing sources. We are restricting new investment in Latin America and expect that the group will fund its financial needs from current cash and the group’s future cash flow from operations. We do not expect to enter into additional, or increase existing, debt guarantees.
    In addition, cash includes $144 held in grantor trusts that is not readily available for general corporate purposes.
    At December 31, 2003, our long-term debt rating was A1 from Moody’s Investor Service and A+ from Standard and Poor’s. Our short-term credit rating at December 31, 2003 was P-1 from Moody’s and A-1 from Standard and Poor’s. Moody’s and Standard & Poor’s have placed us on negative credit watch due to the Cingular announcement as described below. Our authorized commercial paper program as of December 31, 2003 is $8.0 billion, with $1.5 billion outstanding. We believe we have ready access to the commercial paper market in the event funding in excess of our operating cash flows is needed. We also have a registration statement on file with the SEC under which $2.3 billion of long-term debt securities could be issued. We believe that these sources of funds will be sufficient to meet the operating needs of our business for at least the next twelve months.
    On February 17, 2004, Cingular announced an agreement to acquire AT&T Wireless Services, Inc. in an all cash transaction. Under the terms of the agreement, which were approved by our board of directors and the boards of directors of SBC and Cingular as well as AT&T Wireless, shareholders of AT&T Wireless will receive $15 cash per common share or approximately $41 billion. The acquisition, which is subject to the approvals of AT&T Wireless shareholders and federal regulatory authorities, and to other customary closing conditions, is expected to be completed in the fourth quarter of 2004.

42      BELLSOUTH 2003

    We have committed to funding our proportionate share of the all cash transaction. We expect our funding requirement will be approximately $16 billion. Funding will be achieved through a combination of existing cash on hand, cash generated from our operations prior to closing and potential asset sales. We plan to access the public debt markets for the remainder. At the time of closing, we currently anticipate our likely external funding needs to be in the $9.5 to $10.5 billion range.

    Cingular expects to achieve significant operating and capital synergies through this acquisition by consolidating networks, distribution, billing, procurement, marketing, advertising and other functions. Due to the impacts of purchase accounting at Cingular, integration costs and additional financing costs of indebtedness we expect to incur to satisfy our funding commitment to the transaction, we expect some dilution to GAAP earnings per share in the first few years subsequent to the closing of the transaction.
    SBC’s and BellSouth’s proportionate equity stake in Cingular will remain unchanged following the transaction, with SBC holding 60 percent and BellSouth 40 percent. SBC and BellSouth will continue to have equal management control.

CASH MANAGEMENT

BellSouth’s primary source of cash flow is dividends from its subsidiaries. Generally, we do not permit our subsidiaries to accumulate cash, requiring them to pay out either net income or cash flow available in the form of dividends. BellSouth Telecommunications pays dividends in the amount of net income. For all other wholly owned domestic subsidiaries, companies must pay out cash flow available (less interest expense) if it exceeds net income. Any funding requirements for wholly owned domestic subsidiaries are filled by BellSouth Corporation. Cingular pays dividends to BellSouth in an amount equal to cash taxes paid by BellSouth on behalf of Cingular. Latin American subsidiaries’ dividend policies vary by company and are dependent upon financing needs and ownership structure. All Latin America Group dividends are invested in the region and funds may be loaned from one subsidiary to another to facilitate funding needs.

DEBT INSTRUMENTS

Publicly held indebtedness

BellSouth and BellSouth Telecommunications currently have debt outstanding under various indentures that we have entered into over the past eleven years. None of these indentures contain any financial covenants. They do contain limitations that restrict the company’s (or the affiliate of the company that is a party to the indenture) ability to create liens on their properties or assets (but not the properties or assets of their subsidiaries) except in specified circumstances. None of these indentures contains any provisions that are tied to the ratings assigned to the company or its affiliates by an external debt rating agency. Further, none of these indentures contains cross-default provisions.

International operations

Our Latin American operations generally have local credit facilities denominated in local currency and other facilities denominated in US dollars. We are seeking, where feasible, to replace our dollar denominated debt with local currency facilities to reduce the impact of currency fluctuations on our operations. Except as noted below, these facilities are generally non-recourse to BellSouth. The facilities have customary terms and financial covenants for non-recourse obligations of this type.

    BellSouth Enterprises, a subsidiary of BellSouth, has guaranteed our Chilean operation’s $180 syndicated loan facility, our Peruvian operation’s $200 credit facility and approximately $30 of the long-term debt of our Guatemalan operation. The credit facilities of our Latin American operations in many cases may become due and payable upon a change of control or the sale of the operation to a third party.
    Our operation in Colombia, of which BellSouth owns 66%, has outstanding $346 of indebtedness pursuant to its senior credit facilities. The debt is non-recourse to BellSouth. In 2003, the Colombian operations commenced negotiations with the lenders of these facilities to extend the facilities’ amortization schedule. To facilitate the negotiations, the lenders have agreed to waive certain financial covenants until February 27, 2004. If the refinancing is not completed prior to the expiration of the waiver, the Colombian operations may be in default of debt service coverage ratio and minimum EBITDA covenants. In this event, after the expiration of applicable cure periods, the lenders could declare the facilities to be immediately due and payable. Although the Colombian operations currently expect to seek an additional waiver for a limited time to permit completion of the negotiations, if necessary, there can be no assurance that the negotiations will be concluded successfully.
    Our operation in Argentina, of which BellSouth owns 86.7%, is in default on $490 of its US Dollar-denominated debt as a result of the cumulative devaluation of the Argentina Peso. The debt is non-recourse to BellSouth. The Argentine operations are currently working with lenders to resolve this matter. However, there can be no assurance that this debt can be successfully refinanced.

Line of credit

We have a syndicated line of credit in the amount of $1,500 that we would use in the event we are unable to access the commercial paper market. We do not have any balances outstanding under the line of credit. Except as described in this paragraph, the line of credit contains no financial covenants or requirements for compensating balances. The line of credit does not contain any provisions that are tied to the ratings assigned to us or our affiliates

BELLSOUTH 2003      43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

BELLSOUTH CORPORATION

by an external debt rating agency. At our election, any outstanding borrowings may be converted to a one-year term, in which case the debt of the company and its consolidated subsidiaries are not permitted to exceed 300% of consolidated earnings before interest, taxes, depreciation and amortization on a rolling four-quarter basis. In addition, the line of credit prohibits the company and its significant subsidiaries from permitting liens to be placed on their properties or assets except in specified circumstances. If BellSouth or any of our subsidiaries, except for our Latin American entities, defaults on any outstanding debt in excess of $200, this will cause an event of default to occur under the line of credit. If we draw on this line of credit, a similar event of default clause will be brought into certain of our Latin American credit facilities. If the line of credit is not drawn and the term conversion is not exercised, the line of credit will expire on April 30, 2004. We expect to enter into a new line of credit on substantially similar terms.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

OFF-BALANCE SHEET ARRANGEMENTS

We have guaranteed approximately $30 of the long-term debt of our Guatemalan entity. We own 60% of that company and we account for it using the equity method.

In most of our sale and divestiture transactions we indemnify the purchaser for various items including labor and general litigation as well as certain tax matters. Generally, the terms last one to five years for general and specific indemnities and for the statutory review periods for tax matters. The events or circumstances that would require us to perform under the indemnity are transaction and circumstance specific. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable. In addition, in the normal course of business, we indemnify counter parties in certain agreements. The nature and terms of these indemnities vary by transaction. Historically, we have not incurred significant costs related to performance under these types of indemnities.

We do not have transactions, arrangements or relationships with “special purpose” entities, and we do not have any off-balance sheet debt.

CONTRACTUAL OBLIGATIONS

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due:

		Payments Due by Period

		Less than
	Total	1 year	2005-2007	2008-2010	After 2010

Debt maturing within 1 year	$1,637	$1,637	$ –	$ –	$ –
Long-term debt(1)	13,742	1,897	3,314	1,990	6,541
Operating leases	988	160	363	210	255
Unconditional purchase obligations(2)	3,563	807	2,156	600	–
Interest rate swaps(3)	77	38	31	8	–

Total contractual cash obligations	$20,007	$4,539	$5,864	$2,808	$6,796

(1)	The long-term debt amount above excludes $(116) of unamortized discounts and premiums included in long-term debt on the balance sheet as of December 31, 2003. Payments after the year 2010 include the final principal amount of $500 for the Zero-to-Full Debentures due in 2095, which have a carrying value of $217 as of December 31, 2003.
(2)	The total unconditional purchase obligation includes $323 related to agreements with Qwest and Accenture that do not stipulate annual minimum purchases. The agreement with Qwest expires in 2006 and the Accenture agreement expires in 2007. These amounts are included in the 2005 - 2007 column.
(3)	The amounts due for the interest rate swaps and forward contracts are based on market valuations at December 31, 2003. Actual payments, if any, may differ at settlement date.

Pensions and other retiree benefits

As of December 31, 2003, our defined benefit pension plans were fully funded. Therefore, we do not currently anticipate any cash funding needs to meet minimum required funding thresholds. Other retiree benefits, primarily health and life benefits, are generally funded to cover current year claims. Over the past three years, funding for other retiree benefits was $425 in 2001, $493 in 2002, and $563 in 2003. We anticipate funding in 2004 to be in the range of $475 to $525.

44      BELLSOUTH 2003

OTHER POTENTIAL OBLIGATIONS

Debt put options

Several issues of long-term debt included in the table above contain embedded options which may require us to repurchase the debt or which alter the interest rate associated with that debt. Please refer to Note H to our consolidated financial statements for further information on these instruments. Those issues, their amounts and the date of the related options, are as follows:

Issue	Amount	Date of Put Option

20-put-1 Securities	$1,000	Annually in April
Extendible Liquidity
Securities	745	Quarterly
Putable debentures	281	November 2006

Venezuelan put-call provision

We own a 78.2% interest in Telcel, our Venezuelan operation. Telcel’s other major shareholder holds an indirect 21% interest in Telcel. Under a Stock Purchase Agreement, that shareholder has the right to initiate a process that could require us to purchase (the puts), and we have the right to initiate a process that could require that shareholder to sell (the calls) to us, the shareholder’s interest in Telcel. Notice of the initiation of the process with respect to approximately half of that shareholder’s interest was to be given in 2000 and notice with respect to the remaining balance was to be given in 2002. If we exercise our call right, we would purchase that shareholder’s interest at between 100% and 120% of its appraised fair value. If we are required to purchase the interest, we would do so at between 80% and 100% of its appraised fair value.

    In 2000, the shareholder initiated a process for appraising the value of approximately half of its interest in Telcel, but the process was not completed. The shareholder also has sent a letter purporting to exercise the balance of the puts under the Stock Purchase Agreement. We are currently in arbitration with the shareholder over alleged breaches by BellSouth and the shareholder of the Stock Purchase Agreement, including the timing of the valuation and whether the process was properly initiated in 2000. The arbitration does not directly involve the valuation of the balance of the puts. The shareholder is seeking damages and specific performance, and BellSouth is seeking, among other things, unspecified damages and a ruling that it has not breached the Stock Purchase Agreement in any respect. The arbitration also related to an alleged oral agreement to buy out the shareholder’s entire interest in Telcel, which we argue does not exist. The first stage of the hearing on these matters occurred in early 2004, with additional hearings scheduled for the second quarter of 2004. If the arbitration panel rules against BellSouth, it is possible that the appraised fair value of the shareholder’s interest in Telcel could be substantially in excess of current value. At this time, the likely outcome of this arbitration cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

Colombian put-call provision

We own approximately 66% of BellSouth Colombia. Our principal partner holds approximately 34%. We have agreed with our partner to a series of related put and call agreements where by we can acquire, or could be compelled by our partner to acquire, additional shares of the Colombian operation currently held by our partner for a price equal to the appraised fair value. During the first put/call period, we have the right, but not the obligation, to call and our partner has the right, but not the obligation, to put to us approximately one-third of our partner’s holding in the Colombian operation. In February 2004, we exercised our call right with respect to the first put/call provision. As a result, we agreed to purchase 11.6% of the Colombian operation from our partner. The purchase price for the additional interest is $32 and will be funded from cash on hand. Under a second put/call option, the remaining balances of our partner’s shares (100% of the partner’s shares if the first put/call expires unexercised) can be called by us or put to us beginning in 2006 until 2009. We cannot predict if either party will exercise its rights under the second put/call option provision.

RELATED PARTY TRANSACTIONS

We own an approximate 40% interest in Cingular. We generated revenues of approximately $426 in 2003, $386 in 2002, and $304 in 2001 from the provision of local interconnect, long distance and complex business services to Cingular and agent commissions for selling wireless services for Cingular. We also earned $256 in 2003, $284 in 2002, and $287 in 2001 from interest income on advances to Cingular.

    In addition, we have receivables and payables incurred in the ordinary course of business recorded in our balance sheets as follows:

As of December 31,

	2002	2003

Receivable from Cingular	$49	$57
Payable to Cingular	$23	$33

Quantitative and Qualitative Disclosure About Market Risk

DESCRIPTION OF RISK

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, changes in equity investment prices and foreign currency exchange rate fluctuations. To manage this exposure, we employ risk management strategies including the use of derivatives such as interest rate swap agreements, foreign currency forwards and currency swap

BELLSOUTH 2003      45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

BELLSOUTH CORPORATION

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

Foreign currency translation

The functional currency for most of our foreign operations is the local currency. The translation of income statement and balance sheet amounts of these entities into US Dollars gives rise to cumulative translation adjustments, which are included in accumulated other comprehensive income (loss) in our consolidated statements of shareholders’ equity and comprehensive income. We have not hedged our accounting translation exposure to foreign currency fluctuations relative to these investments.

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

    Several of our foreign operations hold US Dollar– denominated debt and recognize foreign currency gains or losses based on movements in the exchange rate between the US Dollar and local currencies. The amount of US Dollar–denominated debt for consolidated entities at November 30, 2003, is $1,489. See “Operating Environment – Foreign Risks.”
    There are currently currency restrictions in place in Venezuela that limit our ability to physically convert local currency to US Dollars. In preparing our consolidated financial statements, we used the exchange rate established by the Venezuelan government of 1,600 Bolivars to the US Dollar to translate the local currency financial statements into our reporting currency, the US Dollar. During February 2004, the official exchange rate was adjusted by the government to 1,920 Bolivars to the US Dollar, but the currency exchange restrictions were not lifted. This devaluation will result in a reduction to revenues and net income of our Venezuelan operation beginning in the first quarter of 2004.
    In the event the currency restrictions are deemed other-than-temporary, we would be required under generally accepted accounting principles to cease consolidation of this operation and would reflect the investment using the cost method of accounting. Under the cost method, the financial results of this operation would not be included in our income statement. See Note P to our consolidated financial statements.

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

The following table provides information, by maturity date, about our interest rate sensitive financial instruments, which consist of fixed and variable rate debt obligations and, other than indicated below, includes the debt of our consolidated Latin America operations. Fair values for the majority of our long-term debt obligations are based on quotes from dealers.

Maturity Dates								Fair Value

							Total Book	Underlying	Associated
	2004	2005	2006	2007	2008	Thereafter	Value	Debt	Derivative	Total

Debt:(1)
Fixed rate debt	$1,261	501	1,310	25	629	7,549	$11,275	$12,189	(5)	$12,184
Average interest rate	4.55%	6.65%	5.25%	6.33%	5.78%	6.92%	6.39%
Variable rate debt	$1,785	440	1,035	—	—	—	$3,260	$3,673	80	$3,753
Average interest rate	1.52%	4.49%	2.64%	—	—	—	2.28%

(1)	CRM, our subsidiary in Argentina, is in default on $490 of its US Dollar-denominated debt; therefore we have excluded the debt from the table.

PROPORTIONAL DEBT

Our consolidated debt at December 31, 2003 was $14,980, which represented the debt of all consolidated subsidiaries. We have minority partners in various consolidated wireless properties as well as significant investments in other wireless properties that are not consolidated for accounting pur-

46      BELLSOUTH 2003

poses due to the fact that we do not exercise control over those operations. The following table presents our proportionate share of total debt for all of our investments – adjusting our share of debt in each of our consolidated subsidiaries or equity method investments based on ownership percentages.

Consolidated debt	$14,980
Less: debt attributable to minority partners	(129)
Plus: debt associated with unconsolidated investments (excluding shareholder loans)	1,682
Proportional debt	$16,533

    Debt attributable to minority partners represents our minority partners’ share of external debt included in our consolidated balance sheet at December 31, 2003. Debt associated with unconsolidated investments relates primarily to our interest in Cingular. This is non-recourse debt.

Operating Environment

DOMESTIC ECONOMIC TRENDS

On average, the economy of the nine-state region tends to closely track the US economy. Real gross domestic product (GDP) grew at an average annual rate of 2 percent in the first quarter of 2003, 3.1 percent in the second quarter, and 8.2 percent in the third quarter. The improvement in the economy was widespread, with business fixed investment spending, government purchases, personal consumption, and exports all registering strong gains. Nonagricultural employment increased in the second half of 2003, but at a very slow pace, and the unemployment rate was at a relatively high 5.7 percent at the end of the year. The economy’s momentum is expected to carry over into 2004 with GDP growth near 4.5 percent. Employment gains are expected to reduce the unemployment rate to near 5.2 percent by the end of 2004.

    We believe real personal income in the nine-state region grew near 2.5 percent in 2003. Growth is expected to accelerate to 4.5 percent in 2004. Employment in the region, which has been closely correlated with various measures of BellSouth’s business performance in the past, increased 0.4 percent in 2003. A gain of 1.7 percent is anticipated for 2004. With housing starts exceeding 500,000, residential construction activity was strong in the region and in the nation in 2003. A strong pace is projected for 2004 as well.
    Historically, our business has generally followed the timing of the cycle in the overall economy. However, given the issues impacting our industry, expected improvements to the economy during 2004 may not have as pronounced an impact on our business.

REGULATORY DEVELOPMENTS

The FCC regulates rates and other aspects of carriers’ provision of interstate (across states) telecommunications services while state regulatory commissions have jurisdiction over carriers’ provision of intrastate (within states) telecommunications services. Our future operations and financial results will be substantially influenced by developments in a number of federal and state regulatory proceedings. Adverse results in these proceedings could materially affect our revenues, expenses and ability to compete effectively against other telecommunications carriers.

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
    While some plans are not subject to either review or renewal, other plans contain specified termination dates and/or review periods. Upon review or renewal, a regulatory commission could attempt to require substantial modifications to prices and other terms of these plans. During 2003, our plan in Louisiana was renewed. A review of our Kentucky plan is pending. We also expect reviews of our plans in Alabama, Mississippi and North Carolina during 2004.
    Beginning in 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission (PSC) under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new state statute, adopted subsequent to the PSC’s approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the PSC. The election became effective during August 1999. The South Carolina Consumer Advocate petitioned the PSC seeking review of the level of our earnings during the 1996-1998 period when we operated under the subsequently invalidated price regulation plan. The PSC dismissed the petition in November 1999 and issued orders confirming the vote in February and June of 2000. In July 2000, the Consumer Advocate appealed the PSC’s dismissal of the petition. In January 2004, the court hearing the appeal

BELLSOUTH 2003      47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

BELLSOUTH CORPORATION

affirmed the PSC’s decision. An appeal of this decision to the South Carolina Supreme Court is probable. If the Consumer Advocate eventually prevails, the case could be remanded to the PSC, which could, after considering evidence, order refunds to customers in South Carolina, which in the aggregate may be material to the company. At this time, we are unable to predict the outcome of this possible appeal and, therefore, cannot determine the impact, if any, this matter may have on future earnings.

Access charge reform

The FCC has favored access reform, through which the historical subsidy for residential local service contained in network access charges paid by long distance carriers is funded instead by the end-user, by universal service funds, or both. As a result of a May 2000, FCC order implementing access reform, we have reduced the interstate network access charges paid by long distance carriers and increased interstate subscriber line charges paid by end-users. These rate changes better align our cost recovery with the way in which we incur costs.

    We continue to participate in FCC examinations of further access reform. The FCC has undertaken a comprehensive examination of intercarrier compensation – the payments among telecommunications carriers resulting from use of their respective interconnecting networks. In general, there are two classes of intercarrier compensation: (1) reciprocal compensation that applies to local calls; and (2) access charges that apply to long distance calls. The objective of the FCC’s comprehensive examination is to examine existing rules pertaining to intercarrier compensation and explore alternative forms of intercarrier compensation. This examination could lead to permanent changes in the way carriers compensate one another and in the way carriers receive compensation from their end-user customer. One alternative under consideration is “bill and keep,” a policy that requires carriers to exchange traffic freely with each other and to recover from end-user customers the costs of transmitting traffic. Either in this proceeding or in a separate proceeding, the FCC will reconsider its methodology and rates for reciprocal compensation.
    There are other aspects of access charges and universal fund contribution requirements that continue to be considered by state and federal commissions that could result in greater expense levels or reduced revenues.

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

FCC interconnection order

Under the Telecommunications Act of 1996, the FCC is obliged to consider the extent to which we must make elements of our network available to other providers of local service. The FCC can require access to proprietary network elements only when necessary. For non-proprietary elements, the FCC can order access only when failure to do so will impair the ability of the requesting carrier to provide services.

    The FCC issued its most recent set of rules governing the provision of elements with local competitors in August 2003. The order establishing the rules is referred to as the Triennial Review Order. The previous two sets of rules were vacated by the courts. The most recent set of rules generally presume that carriers will be impaired without access to our unbundled switching when the competitor is serving a mass market customer. The new rules assume that competitors will not be impaired without such access if they are serving medium to large business customers. The rules make other presumptions about our transport and high capacity loop elements. These presumptions are subject to proceedings that the FCC has delegated to the state commissions. Under the new rules, the states are required to conduct proceedings, all of which are to be completed by July 2, 2004, and to determine the elements that the carriers subject to the rules will have to provide, and to specify the markets in which they will be provided.
    The FCC’s order establishing the rules has been appealed and is pending before the DC Circuit Court of Appeals. Some carriers, including BellSouth, have challenged the Triennial Review Order as requiring too much unbundling of their networks and delegating authority to the states that should be exercised by the FCC. Other carriers, mostly new entrants since the 1996 Act, have appealed the rules, contending that they provide too little unbundling of our network. State commissions have also challenged the order as being an illegal restriction on their powers. Argument in the case occurred in late January, and we expect a decision during the first half of 2004. While the appeal is pending, we continue to participate in the state proceedings required by the rule.
    In addition, we asked the FCC to reconsider certain different portions of its Triennial Review Order related to the regulation of broadband facilities. We asked the FCC to expand the unbundling freedom its Order provides to some broadband facilities. Other parties have sought reconsideration of many other portions of the Order.
    If the appeal, reconsideration or state decisions require us to increase the number or scope of elements we must

48      BELLSOUTH 2003

provide, or if the appeal, reconsideration or state decisions allow competitors greater ability to substitute unbundled elements for special access services, or contain other negative decisions, we could experience a material adverse effect on revenues and results of operation.

Other state regulatory matters

In each of our states, we are subject to performance measurement plans that measure our service performance to competitors against certain benchmarks and our own retail performance. When we do not meet the relevant standards, we make payments to the competitors or the State’s treasury. In some states, if we continuously fail to meet certain criteria, we also would suspend our marketing and sale of long distance services. We made payments in all states in 2002 and 2003, and likely will make payments in 2004. The plans are reviewed regularly for necessary changes.

    We are involved in numerous legal proceedings associated with state and federal regulatory matters, the disposition of which could materially impact our operating results and prospects. See Note Q to our consolidated financial statements.

PENSION AND RETIREE MEDICAL COSTS

In 2003 equity markets rebounded from recent declines, resulting in improvements to the funded status of our pension and other postretirement benefit plans which will translate into lower expense in 2004. Expense related to retiree medical costs in 2004 will also benefit from the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). BellSouth remeasured its obligation as of December 1, 2003 to incorporate the impact of the Act which resulted in a reduction to the accumulated benefit obligation of $572. Specific authoritative guidance on the accounting for the federal Medicare subsidy is pending and that guidance, when issued, could require BellSouth to change its estimated impact on 2004 results.

    Our current contract with non-management employees expires in August 2004. Retirement benefits are collectively bargained for as part of the overall contract with the union. In accordance with the provisions of SFAS No. 106, we account for non-management employee retirement benefits based on the terms of the contract. The impacts of future negotiations, including changes in benefit levels, could have a material impact on our financial results.

LATIN AMERICA ECONOMIC TRENDS

Economic conditions improved in much, but not all, of Latin America during 2003. Argentina’s economy began to recover after four years of contraction, with the economic data available at the end of the year implying that real GDP grew 7 to 8 percent during 2003. The recovery is fragile, however, and the risk of instability in 2004 is significant.

    Aided by stronger exports, real GDP growth in Chile, Peru, and Colombia is projected to have been better than 3 percent in 2003. If the global economy improves as expected, stronger gains are possible for 2004. The short-term risks of political uncertainty and guerilla violence are likely to remain high in Colombia.
    Economic indicators show a mixed economic performance for the remaining countries in which we have operations. Central American economies grew 2 to 2.5 percent in 2003. The economies of Ecuador and Uruguay showed little, if any, improvement in 2003. With a stronger global economy, prospects for growth are better in 2004.
    Venezuela’s economy contracted sharply in 2003 as a result of the country’s ongoing political crisis. A recovery is expected to be underway in 2004, but there is no end to the political crisis in sight and the recovery is at risk.
    In the Latin America Group companies, our overall penetration of wireless services is 6.0%. As we increase penetration into lower socio-economic groups, revenue per customer declines. We are responding to these trends by seeking new sources of revenue growth and by attempting to increase the profitability of customers from lower socio-economic groups.

FOREIGN RISKS

Our reporting currency is the US Dollar. However, most of our Latin America Group revenues are generated in the currencies of the countries in which we operate. In addition, many of our operations and equity investees hold US Dollar-denominated short- and long-term debt. The currencies of many Latin America countries have experienced substantial volatility and depreciation. Declines in the value of the local currencies in which we are paid relative to the US Dollar will cause local currency-denominated revenues and expenses to decrease in US Dollar terms and dollar-denominated assets and liabilities, as well as interest expense, to increase in local currency terms. Where we consider it to be economically feasible, we attempt to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts or similar instruments as a vehicle for hedging; however, a substantial amount of our exposures are unhedged.

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

BELLSOUTH 2003      49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

BELLSOUTH CORPORATION

    Economic, social and political conditions in Latin America are, in some countries, unfavorable and volatile, which have adversely affected our operations. Many of these conditions continued to exist at the end of 2003, particularly in Venezuela. However, economic conditions began to improve in much of Latin America in 2003. In particular, Argentina’s currency rebounded 16% by the end of 2003 and several countries in the region are projected to have had modest GDP growth for 2003. Nonetheless, there are still significant economic risks in 2004.

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
    For a discussion of certain of the factors that are currently affecting our operations in Latin America, see “Operating Environment – Latin America Economic Trends.”

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

    Competitors primarily utilize our local network under two methods: resale and through the use of UNE platform. Lines provided on a resale basis include all of the components necessary for a wholesale customer to provide complete service delivery to an end-user. UNEs represent components of our network that wholesale customers may combine with components of their own networks, or with other UNEs purchased from us (referred to as a UNE platform or UNE-P) to allow complete service delivery to an end-user. Wholesale UNE prices are based on a forward-looking cost model and the premise of a most efficient, least cost network design. Because the pricing is not based on actual cost, certain costs that exist in today’s network are not adequately addressed in the calculations. The impact of competitors’ use of UNEs and the UNE platform on us is two-fold in that it results in lower revenue per access line and has a detrimental impact on our margins as we retain the actual level of costs to maintain and to service the access line. The impact is amplified due to the competitors’ fashioning service bundles that target high revenue customers. Under the legacy framework of state PSC-mandated subsidies, business rates are artificially higher in order to subsidize lower residence and rural rates. In addition, revenues from non-UNE sources such as switching and calling features as well as complimentary services such as inside wire maintenance, operator services and directory assistance, are lost to UNE-P provisioned lines.
    The presence of six national competitors in the domestic wireless market makes it more difficult for Cingular to attract new customers and retain existing ones. Furthermore, while Cingular does not compete solely on the basis of price, low prices offered by competitors attempting to obtain market share have pressured them to reduce prices and develop pricing plans attractive to lower usage customers. These trends are expected to continue and could adversely affect our results of operations in the future. BellSouth’s Latin America business has three major regional competitors – America Movil, Telefonica Moviles and Telecom Italia Mobile. It is likely that these three major players will increase their share by acquisition.
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

LEGAL MATTERS

We are involved in numerous legal proceedings associated with state and federal regulatory matters, the disposition of which could materially impact our operating results and prospects. See Note Q to our consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

See Note B to our consolidated financial statements for new accounting pronouncements.

50      BELLSOUTH 2003

Critical Accounting Policies

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used, would have a material impact on our financial condition or results of operations.

    Senior management regularly discusses the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosure set forth below.

DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT

See Note G to our consolidated financial statements for more information regarding costs and assumptions for Property, Plant and Equipment.

Nature of estimates required

We use the group life method to depreciate the assets of our telephone subsidiary. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. Due to rapid changes in technology and new competitors, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We also utilize studies performed by outside consultants to assist us in our determination. We have not made any changes to the lives of assets resulting in a material impact in the three years presented.

Sensitivity analysis

The effect of a one year change in the useful lives of our telephone plant accounts is shown below:

2004 Depreciation Expense
Higher/(Lower)

Increasing economic life by one year	$(250)
Decreasing economic life by one year	350

PENSIONS

See Note K to our consolidated financial statements for more information regarding costs associated with employee retirement benefits.

Nature of estimates required

The measurement of our pension obligations, costs and liabilities is dependent on a variety of assumptions including estimates of the present value of projected future pension payments to plan participants, consideration of the likelihood of potential future events such as salary increases and demographic experience. These assumptions may have an effect on the amount and timing of future contributions, if any. Additionally, the plan trustee conducts an independent valuation of the fair value of pension plan assets. During 2002, we reduced our estimated return on plan assets to 8.5% reflecting lower expected long-term market returns.

Assumptions and approach used

The assumptions in developing the required estimates include the following key factors:

•	Discount rates
•	Salary growth
•	Retirement rates
•	Inflation
•	Expected return on plan assets
•	Mortality rates

    The discount rate enables us to state expected future cash flows at a present value on the measurement date. We have little latitude in selecting this rate, as it is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan assets reflects asset allocations, investments strategy and the views of investment managers and other large pension plan sponsors. Retirement and mortality rates are based primarily on actual plan experience. The effects of actual results differing from our assumptions are accumulated and amortized into the income statement in future periods.

Sensitivity analysis

The effect of the change in the selected assumptions is shown below:

	Percentage	December 31, 2003
	Point	Obligation	2004 Expense
Assumption	Change	Higher/(Lower)	Higher/(Lower)

Discount rate	+/- 0.5 pts.	$(452)/$470	$15/$(18)
Expected return on assets	+/- 1.0 pts.	–	(155)/155

BELLSOUTH 2003      51

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

BELLSOUTH CORPORATION

OTHER POSTRETIREMENT BENEFITS

See Note K to our consolidated financial statements for more information regarding costs associated with postretirement benefits.

Nature of estimates required

We provide certain medical, dental and life insurance benefits to substantially all retired employees under various plans and accrue actuarially determined postretirement benefit costs as active employees earn these benefits. For postretirement benefit plans, the benefit obligation is the “accumulated postretirement benefit obligation,” the actuarial present value as of a date of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to that date. The measurement of our obligations associated with postretirement benefits (e.g., retiree health care) is dependent on a variety of assumptions. This includes estimating the present value of projected future payments to plan participants and consideration of the likelihood of potential future events such as demographic experience. These assumptions may have an effect on the amount and timing of future payments. Additionally, the plan trustee conducts an independent valuation of the fair value of plan assets. For the periods presented we have adjusted the discount rate used to determine the obligation based on declining interest rates in the market.

Assumptions and approach used

The assumptions used in developing the required estimates include the following key factors:

•	Discount rates
•	Health care cost trends
•	Retirement rates
•	Inflation
•	Expected return on plan assets
•	Mortality rates

    The discount rate enables us to state expected future cash flows at a present value on the measurement date. We have little latitude in selecting this rate, as it is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Our inflation assumption is based on an evaluation of external market indicators. The expected return on plan assets reflects asset allocations, investments strategy and the views of investment managers and other large plan sponsors. Retirement and mortality rates are based primarily on actual plan experience. The effects of actual results differing from our assumptions are accumulated and amortized into the income statement in future periods.

Sensitivity analysis

The effect of the indicated increase/decrease in the selected assumptions is shown below:

	Percentage	December 31, 2003
	Point	Obligation	2004 Expense
Assumption	Change	Higher/(Lower)	Higher/(Lower)

Discount rate	+/- 0.5 pts.	$(362)/$384	$(20)/$18
Health care cost trend	+/- 1.0 pts.	487/(411)	70/(58)

OTHER LOSS CONTINGENCIES

Other loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators.

OTHER SIGNIFICANT ACCOUNTING POLICIES

Other significant accounting polices, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, stock-based compensation, uncollectible reserves and tax valuation allowances require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under re-examination by accounting standard setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see Note A to our consolidated financial statements, which discusses accounting policies that we have selected from acceptable alternatives.

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

    There are possible developments that could cause our actual results to differ materially from those forecast or implied in the forward-looking statements. You are cautioned not to place undue reliance on these forward-

52      BELLSOUTH 2003

looking statements, which are current only as of the date of this filing. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

    While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

•	a change in economic conditions in domestic or international markets where we operate or have material investments which could affect demand for our services;
•	changes in US or foreign laws or regulations, or in their interpretations, which could result in the loss, or reduction in value, of our licenses, concessions or markets, or in an increase in competition, compliance costs or capital expenditures;
•	continued pressures on the telecommunications industry from a financial, competitive and regulatory perspective;
•	the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;
•	changes in the federal and state regulations governing the terms on which we offer wholesale services to our competitors;
•	continued successful penetration of the interLATA long distance market;
•	the unwillingness of banks or other lenders to lend to our international operations or to restructure existing debt, particularly in Latin America;
•	consolidation in the wireline and wireless industries in which we operate;
•	higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;
•	the outcome of pending litigation;
•	unanticipated higher capital spending from, or delays in, the deployment of new technologies;
•	continued deterioration in foreign currencies relative to the US Dollar in foreign countries in which we operate, particularly in Latin America;
•	the impact of terrorist attacks on our business;
•	the impact and the success of the wireless joint venture with SBC, known as Cingular Wireless, including marketing and product development efforts, technological change, financial capacity and closing and integration of the pending acquisition of AT&T Wireless; and
•	Cingular Wireless’ failure to realize, in the amounts and within the timeframe contemplated, the capital and expense synergies and other financial benefits expected from its proposed acquisition of AT&T Wireless as a result of technical, logistical, regulatory and other factors.

BELLSOUTH 2003      53

REPORT OF MANAGEMENT

BELLSOUTH CORPORATION

To the Shareholders of BellSouth Corporation:

These financial statements have been prepared in conformity with generally accepted accounting principles and have been audited by PricewaterhouseCoopers LLP, independent auditors, whose report is contained herein. The integrity and objectivity of the data in these financial statements, including estimates and judgments relating to matters not concluded by the end of the year, are the responsibility of the management of BellSouth. Management has also prepared all other information included therein unless indicated otherwise.

    Management maintains a system of internal controls over financial reporting, which is continuously reviewed and evaluated. However, there are inherent limitations that should be recognized in considering the assurances provided by any system of internal controls. The concept of reasonable assurance recognizes that the cost of a system of internal controls should not exceed, in management’s judgment, the benefits to be derived. Management believes that BellSouth’s system does provide reasonable assurance that the transactions are executed in accordance with management’s general or specific authorizations and are recorded properly to maintain accountability for assets and to permit the preparation of financial statements in conformity with generally accepted accounting principles. Management also believes that this system provides reasonable assurance that access to assets is permitted only in accordance with management’s authorizations, that the recorded accountability for assets is compared with the existing assets at reasonable intervals and that appropriate action is taken with respect to any differences. Management also seeks to assure the objectivity and integrity of its financial data by the careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communications programs aimed at assuring that its policies, standards and managerial authorities are understood throughout the organization. Management is also aware that changes in operating strategy and organizational structure can give rise to disruptions in internal controls. Special attention is given to controls while the changes are being implemented.
    Management maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. In addition, as part of its audit of these financial statements, PricewaterhouseCoopers LLP completed a review of the internal controls over financial reporting to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied. Management has considered the recommendations of the internal auditor and PricewaterhouseCoopers LLP concerning the system of internal controls and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations.
    Management believes that the system of internal controls was adequate to accomplish the objectives discussed herein.
    Management also recognizes its responsibility for fostering a strong ethical climate so that BellSouth’s affairs are conducted according to the highest standards of personal and corporate conduct and in compliance with applicable laws and regulations. This responsibility is communicated to all employees through policies and guidelines addressing such issues as conflict of interest, safeguarding of BellSouth’s real and intellectual properties, providing equal employment opportunities and ethical relations with customers, suppliers and governmental representatives. BellSouth maintains a variety of comprehensive programs to assess compliance with these policies and our ethical standards through its Senior Vice President – Corporate Compliance and Corporate Secretary.

F. Duane Ackerman
CHAIRMAN OF THE BOARD, PRESIDENT AND
CHIEF EXECUTIVE OFFICER

Ronald M. Dykes
CHIEF FINANCIAL OFFICER

February 23, 2004

54      BELLSOUTH 2003

REPORT OF INDEPENDENT AUDITORS

BELLSOUTH CORPORATION

To the Shareholders
BellSouth Corporation

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income present fairly, in all material respects, the financial position of BellSouth Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United State of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Cingular Wireless, LLC, an equity method investee. BellSouth’s consolidated financial statements include an investment of $3,618 million and $3,202 million as of December 31, 2003 and 2002, respectively, and equity method income of $408 million, $497 million and $675 million, respectively, for each of the three years in the period ended December 31, 2003. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Cingular Wireless, LLC, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    As discussed in Note C to the consolidated financial statements, in 2003, BellSouth Corporation adopted Financial Accounting Standards Board Statement No. 143, changing its method of accounting for asset retirement costs and changed its accounting for publication revenues from the publication and delivery method to the deferral method as of January 1, 2003. As discussed in Note F to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 142 and changed its method of accounting for goodwill and other intangible assets as of January 1, 2002.

Atlanta, Georgia
February 9, 2004, except with respect to Note U, as to which the date is February 17, 2004

REPORT OF INDEPENDENT AUDITORS

BELLSOUTH CORPORATION

Board of Directors and Shareowners

Cingular Wireless Corporation, Manager of
Cingular Wireless LLC

We have audited the consolidated balance sheets of Cingular Wireless LLC as of December 31, 2002 and 2003, and the related consolidated statements of income, changes in members’ capital and cash flows for each of the three years in the period ended December 31, 2003 (not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cingular Wireless LLC at December 31, 2002 and 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.
    As discussed in Note 4 to the financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Atlanta, Georgia
February 6, 2004, except for Note 18, as to which the date is February 17, 2004

BELLSOUTH 2003      55

CONSOLIDATED STATEMENTS OF INCOME

BELLSOUTH CORPORATION

	For the years ended December 31,

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2001	2002	2003

Operating Revenues:
Communications Group	$18,984	$18,226	$18,255
Latin America Group	2,910	2,233	2,294
Advertising and Publishing Group	2,073	1,921	2,033
All other	163	60	53

Total Operating Revenues	24,130	22,440	22,635

Operating Expenses:
Cost of services and products (excludes depreciation and amortization shown separately below)	8,049	7,512	7,988
Selling, general, and administrative expenses	4,803	4,542	4,353
Depreciation and amortization	4,782	4,643	4,179
Provisions for restructuring and asset impairments	358	997	209

Total Operating Expenses	17,992	17,694	16,729

Operating income	6,138	4,746	5,906
Interest expense	1,315	1,188	1,048
Net earnings of equity affiliates	465	80	465
Gain (loss) on sale of operations	38	1,261	(229)
Foreign currency transaction gains (losses)	(81)	(679)	159
Other income (expense), net	(1,431)	196	347

Income Before Income Taxes and Cumulative Effect of Changes in Accounting Principle	3,814	4,416	5,600
Provision for Income Taxes	1,367	1,808	2,011

Income Before Cumulative Effect of Changes in Accounting Principle	2,447	2,608	3,589
Cumulative Effect of Changes in Accounting Principle, Net of Tax	–	(1,285)	315

Net Income	$2,447	$1,323	$3,904

Weighted-Average Common Shares Outstanding:
Basic	1,875	1,870	1,848
Diluted	1,888	1,876	1,852
Basic Earnings Per Share:
Income Before Cumulative Effect of Changes in Accounting Principle	$1.31	$1.39	$1.94
Net Income	$1.31	$.71	$2.11
Diluted Earnings Per Share:
Income Before Cumulative Effect of Changes in Accounting Principle	$1.30	$1.39	$1.94
Net Income	$1.30	$.71	$2.11
Dividends Declared Per Common Share	$.76	$.79	$.92

The accompanying notes are an integral part of these consolidated financial statements.

56      BELLSOUTH 2003

CONSOLIDATED BALANCE SHEETS

BELLSOUTH CORPORATION

	December 31,

(IN MILLIONS)	2002	2003

ASSETS
Current Assets:
Cash and cash equivalents	$2,482	$4,556
Accounts receivable, net of allowance for uncollectibles of $476 and $438	4,129	2,928
Material and supplies	313	375
Other current assets	938	990

Total current assets	7,862	8,849

Investments and advances	9,741	8,552
Property, plant and equipment, net	23,445	23,807
Deferred charges and other assets	5,726	5,855
Goodwill	347	342
Intangible assets, net	2,358	2,297

Total assets	$49,479	$49,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Debt maturing within one year	$5,114	$3,491
Accounts payable	1,572	1,339
Other current liabilities	2,897	3,628

Total current liabilities	9,583	8,458

Long-term debt	12,283	11,489

Noncurrent liabilities:
Deferred income taxes	4,452	5,349
Other noncurrent liabilities	5,255	4,694

Total noncurrent liabilities	9,707	10,043

Shareholders’ equity:
Common stock, $1 par value (8,650 shares authorized; 1,860 and 1,830 shares outstanding)	2,020	2,020
Paid-in capital	7,546	7,729
Retained earnings	14,531	16,540
Accumulated other comprehensive income (loss)	(740)	(585)
Shares held in trust and treasury	(5,372)	(5,992)
Guarantee of ESOP debt	(79)	–

Total shareholders’ equity	17,906	19,712

Total liabilities and shareholders’ equity	$49,479	$49,702

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH 2003      57

CONSOLIDATED STATEMENTS OF CASH FLOWS

BELLSOUTH CORPORATION

	For the years ended December 31,

(IN MILLIONS)	2001	2002	2003

Cash Flows from Operating Activities:
Net Income	$2,447	$1,323	$3,904
Adjustments to net income:
Depreciation and amortization	4,782	4,643	4,179
Provision for uncollectibles	587	850	563
Net losses (earnings) of equity affiliates	(465)	(80)	(465)
Dividends received from equity affiliates	369	–	–
Minority interests in income (loss) of subsidiaries	25	(74)	47
Deferred income taxes and investment tax credits	(244)	1,179	958
Net losses (gains) on sale or impairment of equity securities	1,937	349	(42)
Pension income	(797)	(826)	(535)
Pension settlement losses	–	167	47
Stock-based compensation expense	215	171	137
Curtailment and termination benefit charges	97	60	–
Unbilled receivable adjustment	–	163	–
Asset impairments	89	302	52
Foreign currency transaction (gains) losses	81	679	(159)
Cumulative effect of changes in accounting principles	–	1,285	(539)
(Gain) loss on sale of operations	(38)	(1,261)	229
Net change in:
Accounts receivable and other current assets	(756)	(204)	(213)
Accounts payable and other current liabilities	(452)	(463)	280
Deferred charges and other assets	(22)	30	290
Other liabilities and deferred credits	41	4	(284)
Other reconciling items, net	102	(51)	80

Net cash provided by operating activities	7,998	8,246	8,529

Cash Flows from Investing Activities:
Capital expenditures	(5,997)	(3,785)	(3,200)
Investments in and advances to equity affiliates	(2,032)	(309)	–
Investments in debt and equity securities	(319)	(36)	(261)
Proceeds from sale of debt and equity securities	1,210	1,473	166
Proceeds from sale of operations	47	–	70
Purchase of short-term investments	(77)	–	–
Proceeds from disposition of short-term investments	96	2	–
Proceeds from repayment of loans and advances	17	885	1,899
Settlement of derivatives on advances	–	85	(352)
Other investing activities, net	16	(22)	(20)

Net cash used for investing activities	(7,039)	(1,707)	(1,698)

Cash Flows from Financing Activities:
Net repayments of short-term debt	(3,990)	(1,408)	(427)
Proceeds from long-term debt	4,603	17	1
Repayments of long-term debt	(759)	(1,223)	(1,932)
Dividends paid	(1,424)	(1,460)	(1,608)
Purchase of treasury shares	–	(591)	(858)
Other financing activities, net	142	16	67

Net cash used by financing activities	(1,428)	(4,649)	(4,757)

Net (decrease) increase in cash and cash equivalents	(469)	1,890	2,074
Cash and cash equivalents at beginning of period	1,061	592	2,482

Cash and cash equivalents at end of period	$592	$2,482	$4,556

The accompanying notes are an integral part of these consolidated financial statements.

58      BELLSOUTH 2003

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME

BELLSOUTH CORPORATION

	Number of Shares		Amount

						Accum.
						Other
		Shares				Compre-	Shares	Guar-
		Held in				hensive	Held in	antee
	Common	Trust and	Common	Paid-in	Retained	Income	Trust and	of ESOP
(IN MILLIONS)	Stock	Treasury(a)	Stock	Capital	Earnings	(Loss)	Treasury(a)	Debt	Total

Balance at December 31, 2000	2,020	(148)	$2,020	$7,030	$13,865	$(488)	$(5,222)	$(212)	$16,993

Net Income					2,447				2,447
Other comprehensive income, net of tax
Foreign currency translation adjustment(b)						(30)			(30)
Net unrealized losses on securities(c)						(277)			(277)
Adjustments for other-than- temporary losses included in income						595			595
Net unrealized gains on derivatives						(71)			(71)
Minimum pension liability adjustment						(23)			(23)

Total comprehensive income									2,641
Dividends declared					(1,424)				(1,424)
Share issuances for employee benefit plans		5		(4)	(85)		230		141
Purchase of stock by grantor trusts							(4)		(4)
Stock-based compensation				215					215
Tax benefit related to stock options				127					127
ESOP activities and related tax benefit					2			67	69

Balance at December 31, 2001	2,020	(143)	$2,020	$7,368	$14,805	$(294)	$(4,996)	$(145)	$18,758

Net Income					1,323				1,323
Other comprehensive income, net of tax
Foreign currency translation adjustment(b)						(430)			(430)
Net unrealized losses on securities(c)						(38)			(38)
Net unrealized gains on derivatives(d)						13			13
Minimum pension liability adjustment						9			9

Total comprehensive income									877
Dividends declared					(1,477)				(1,477)
Share issuances for employee benefit plans		5		(33)	(104)		197		60
Purchase of treasury stock		(22)					(591)		(591)
Purchase of stock by grantor trusts					(18)		18		–
Stock-based compensation				171					171
Tax benefit related to stock options				40					40
ESOP activities and related tax benefit					2			66	68

Balance at December 31, 2002	2,020	(160)	$2,020	$7,546	$14,531	$(740)	$(5,372)	$(79)	$17,906

Net Income					3,904				3,904
Other comprehensive income, net of tax
Foreign currency translation adjustment(b)						165			165
Net unrealized losses on securities(c)						7			7
Net unrealized gains on derivatives(d)						1			1
Minimum pension liability adjustment						(18)			(18)

Total comprehensive income									4,059
Dividends declared					(1,696)				(1,696)
Share issuances for employee benefit plans		5		(19)	(89)		169		61
Purchase of treasury stock		(35)					(858)		(858)
Purchases and sales of treasury stock with grantor trusts				43	(112)		69		–
Stock-based compensation				137					137
Tax benefit related to stock options				22					22
ESOP activities and related tax benefit					2			79	81

Balance at December 31, 2003	2,020	(190)	$2,020	$7,729	$16,540	$(585)	$(5,992)	$–	19,712

(a)	Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of December 31, 2003, there were approximately 37 shares held in trust and 153 shares held in treasury.

(b)	Net unrealized foreign currency translation adjustments include realized gains of $1 in 2001 and $96 in 2002 and realized losses of $268 in 2003.

(c)	Net unrealized losses on securities include adjustments for realized losses of $129 in 2001, realized gains of $19 in 2002, and realized gains of $26 in 2003.

(d)	Net unrealized gains on derivatives include an adjustment for realized gains of $33 in 2002 and $20 in 2003.

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH 2003      59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

Note A – Accounting Policies

In this report, BellSouth Corporation and its subsidiaries are referred to as “we” or “BellSouth.”

ORGANIZATION

We are an international telecommunications company headquartered in Atlanta, Georgia. For management purposes, our operations are organized into four reportable segments: Communications Group; Domestic Wireless; Latin America Group; and Advertising and Publishing Group.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of BellSouth’s wholly-owned subsidiaries and subsidiaries in which we have a controlling financial interest. Investments in businesses that we do not control, but have the ability to exercise significant influence over operations and financial policies, are accounted for using the equity method. We report our results on a calendar-year basis, except for our international operations that we report on a one-month lag basis to facilitate timely reporting of the consolidated results of BellSouth. All significant intercompany transactions and accounts have been eliminated. We own an approximate 40% economic interest in Cingular Wireless, the nation’s second largest wireless company, and share control with SBC Communications. Accordingly, we account for this investment under the equity method. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year’s presentation.

USE OF ESTIMATES

Our consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (US GAAP). We are required to make estimates and assumptions that affect amounts reported in our financial statements and the accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investments with an original maturity of over three months to one year are not considered cash equivalents and are included as other current assets in the consolidated balance sheets. Interest income on cash equivalents and temporary cash investments was $82 for 2001, $95 for 2002, and $76 for 2003.

    Included in the December 31, 2003 cash balance of $4,556 are cash balances of $1,002 held by subsidiaries in Latin America, which historically have not remitted dividends to BellSouth. The local currency equivalent of US $346 is held in local accounts in Venezuela. Due to government restrictions, our ability to physically convert this local currency to US Dollars is limited. In addition, $144 was held in grantor trusts that is not available for general corporate purposes.

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

PROPERTY, PLANT AND EQUIPMENT

The investment in property, plant and equipment is stated at original cost. For plant dedicated to providing regulated telecommunications services, depreciation is based on the group remaining life method of depreciation and straight-line rates determined on the basis of equal life groups of certain categories of telephone plant acquired in a given year. This method requires the periodic revision of depreciation rates. When depreciable telephone plant is disposed of, the original cost less any net salvage proceeds is charged to accumulated depreciation. We perform inventories of the Telephone Plant to verify the existence of these assets and reconcile these inventories to our property records. In addition, the inventory reconciliation results allow us to correct our records for investment moved from one location to another and to account for delayed retirements. The cost of other property, plant and equipment is depreciated using either straight-line or accelerated methods over the estimated useful lives of the assets. Depreciation of property, plant and equipment was $4,195 for 2001, $4,039 for 2002, and $3,546 for 2003.

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

60      BELLSOUTH 2003

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

    We hold equity interests in several wireless properties (see Note D). These investments are accounted for under the equity method of accounting. In accordance with Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, we periodically review equity method investments for impairment. These reviews are performed to determine whether a decline in the fair value of an investment below its carrying value is deemed to be other than temporary.

FOREIGN CURRENCY

Assets and liabilities of foreign subsidiaries and equity investees with a functional currency other than US Dollars are translated into US Dollars at exchange rates in effect at the end of the reporting period. Foreign entity revenues and expenses are translated into US Dollars at the average rates that prevailed during the period. The resulting net translation gains and losses are reported as foreign currency translation adjustments in shareholders’ equity as a component of accumulated other comprehensive income (loss). Operations in countries with hyperinflationary economies consider the US Dollar the functional currency. Foreign currency translation gains (losses) of $1 in 2001, $96 in 2002 and $(268) in 2003 were recognized in gains (losses) on sale of operations.

    Foreign currency gains and losses on transactions and equity investments denominated in a currency other than their functional currency are generally included in results of operations as incurred unless the transactions are hedged. Transaction gains and (losses) included in net income amounted to $(81) for 2001, $(679) for 2002 and $159 for 2003.

DERIVATIVE FINANCIAL INSTRUMENTS

We generally enter into derivative financial instruments only for hedging purposes. In hedging the exposure to variable cash flows or foreign currency impacts on forecasted transactions, deferral accounting is applied when the derivative reduces the risk of the underlying hedged item effectively as a result of high inverse correlation with the value of the underlying exposure. If a derivative instrument either initially fails or later ceases to meet the criteria for deferral accounting, any subsequent gains or losses are recognized currently in income. In hedging the exposure to changes in the fair value of a recognized asset or liability, the change in fair value of both the derivative financial instrument and the hedged item are recognized currently in income.

REVENUE RECOGNITION

Revenues are recognized when earned. Certain revenues derived from local telephone and wireless services are billed monthly in advance and are recognized the following month when services are provided. Revenues derived from other telecommunications services, principally network access, long distance and wireless airtime usage, are recognized monthly as services are provided. Marketing incentives, including cash coupons, package discounts and free service are recognized as revenue reductions and are accrued in the period the service is provided. With respect to coupons, accruals are based on historical redemption experience. While cash is generally received at the time of sale, revenues from installation and activation activities are deferred and recognized over the life of the customer relationship, which is generally four years. Print advertising and publishing revenues and related directory costs are recognized ratably over the life of the related directory, generally 12 months. Allowances for uncollectible accounts are determined based on analysis of history and future expectations. The provision for such uncollectible accounts was $587 for 2001, $850 for 2002, and $563 for 2003.

ADVERTISING

We expense advertising costs as they are incurred. These expenses include production, media and other promotional and sponsorship costs. Our total advertising expense was $268 for 2001, $309 for 2002, and $412 for 2003.

INCOME TAXES

The consolidated balance sheets reflect deferred tax balances associated with the anticipated tax impact of future income or deductions implicit in the consolidated balance sheets in the form of temporary differences. Temporary differences primarily result from the use of accelerated methods and shorter lives in computing depreciation for tax purposes.

EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus net incremental shares arising out of employee stock options and benefit plans. The following is a

BELLSOUTH 2003      61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

reconciliation of the weighted-average share amounts (in millions) used in calculating earnings per share:

	2001	2002	2003

Basic common shares outstanding	1,875	1,870	1,848
Incremental shares from stock options and benefit plans	13	6	4

Diluted common shares outstanding	1,888	1,876	1,852

The earnings amounts used for per-share calculations are the same for both the basic and diluted methods. Outstanding options of 51 million shares for 2001, 77 million shares for 2002, and 92 million shares for 2003 were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common stock or the effect was anti-dilutive.

GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist primarily of capitalized software, wireless licenses and customer related intangibles. Goodwill represents the excess of consideration paid over the fair value of net assets acquired in purchase business combinations. In 2001, goodwill, embedded goodwill related to equity investments and certain wireless licenses were amortized using the straight-line method over periods of benefit that did not exceed 40 years. Effective with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 as of January 1, 2002, no amortization was recognized on these assets in 2002 and 2003. Customer-related intangible assets represent values placed on customer lists, contracts and non-contractual relationships of acquired businesses and are amortized over periods up to eight years using the sum-of-the-years digits method. Capitalized software costs are being amortized ratably over periods of three to five years. Amortization of goodwill and intangibles was $587 for 2001, $604 for 2002, and $633 for 2003.

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

Note B –	Recently Issued Accounting Pronouncements

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This standard amends and clarifies the accounting for and definition of derivative instruments and hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.

FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. This Statement was effective beginning July 1, 2003.

    On November 7, 2003, FASB Staff Position (FSP) FAS 150-3 was issued deferring the effective date for the measurement provisions of paragraphs 9 and 10 of FAS 150, as they apply to mandatorily redeemable non-controlling interests (e.g., minority interests in finite-lived entities). The FSP indicated, however, that the disclosure requirements of FAS 150 continue to apply. The majority of our consolidated entities in Latin America where we have minority partners have finite lives, generally 99 years as a function of law. While there are no provisions in the shareholder agreements that require liquidation upon expiration of the corporations’ stated life, the guidance in FAS 150 requires disclosure of the settlement value as if the minority interest will be liquidated at that time. The estimated fair value of mandatorily redeemable non-controlling interests is approximately $300. This compares to the liability for minority interests recorded in our balance sheet of $209.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarified the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if

62      BELLSOUTH 2003

the entities do not effectively disperse risks among parties involved. We have completed an evaluation of this guidance as it applies to our business and concluded that we do not have business arrangements with entities, including our interest in Cingular Wireless, that qualify as a “variable interest entity” as described in FIN 46. Accordingly, these entities did not qualify for consolidation under FIN 46 and our accounting treatment of these entities remains unchanged.

REVENUE RECOGNITION FOR MULTI-ELEMENT DELIVERABLES

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Element Deliverables. The issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The issue also supersedes certain guidance set forth in Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. We adopted this new pronouncement effective July 1, 2003 on a prospective basis. The impact of adoption did not have a material impact on our results of operations, financial position and cash flows.

EXIT COSTS AND DISPOSAL ACTIVITIES

In January 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan.

Note C –	Changes in Accounting Principle

ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This statement provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. SFAS No. 143 also precludes companies from accruing removal costs that exceed gross salvage in their depreciation rates and accumulated depreciation balances if there is no legal obligation to remove the long-lived assets. For our outside plant accounts, such as telephone poles and cable, estimated cost of removal does exceed gross salvage.

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
    In connection with the adoption of this standard, we removed existing accrued net costs of removal in excess of the related estimated salvage from our accumulated depreciation for those accounts. The adjustment was reflected in the income statement as a cumulative effect of accounting change adjustment and on the balance sheet as an increase to net plant and equipment of $1,334 and an increase to deferred income taxes of $518. The cumulative effect of change increased net income by $816 for the year ended December 31, 2003.
    Since we have previously accrued for net cost of removal through our depreciation rates, depreciation expense was approximately $130 lower in 2003 than it otherwise would have been absent this change in accounting. We are expensing net cost of removal as incurred beginning January 1, 2003 for the affected plant accounts. Cost of removal expensed in 2003 was $36.

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

BELLSOUTH 2003      63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

revenues and direct expenses are recognized ratably over the life of the related directory, generally 12 months. The change in accounting method is reflected in the income statement as a cumulative effect of accounting change adjustment and on the balance sheet as a decrease to accounts receivable of $845, increase to other current assets of $166, increase to current liabilities of $129, and a decrease to deferred income taxes of $307. The cumulative effect of the change resulted in a decrease to net income of $501 for 2003. Absent this one-time adjustment, the change in accounting did not materially affect our annual results.

PRO FORMA IMPACT OF ACCOUNTING CHANGES

The following table presents our 2002 and 2001 results adjusted to reflect the changes in accounting for asset retirement obligations and revenue recognition for publishing revenues:

	For the Year Ended December 31,

		SFAS No.	Directory	2001	2002
	2001	143	Publishing	Pro Forma	Pro Forma
	(As reported)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total Operating Revenue	$24,130	$–	$(1)	$24,129	$22,489
Operating Expenses
Cost of services and products	8,049	34	29	8,112	7,642
Selling, general, and administrative expenses	4,803	–	12	4,815	4,494
Depreciation and amortization	4,782	(138)	–	4,644	4,510
Provision for restructuring and asset impairments	358	–	–	358	997

Total operating expenses	17,992	(104)	41	17,929	17,643
Operating income	6,138	104	(42)	6,200	4,846
Non-operating income (expense), net	(2,324)	–	–	(2,324)	(330)

Income before income taxes and cumulative effect of changes in accounting principle	3,814	104	(42)	3,876	4,516
Provision for income taxes	1,367	40	(15)	1,392	1,847

Income before cumulative effect of changes in accounting principle	2,447	64	(27)	2,484	2,669
Cumulative effect of changes in accounting principle, net of tax	–	–	–	–	(1,285)

Net Income	$2,447	$64	$(27)	$2,484	$1,384

Basic earnings per share*:
Income before cumulative effect of changes in accounting principle	$1.31	$0.03	$(0.01)	$1.32	$1.43
Net income	$1.31	$0.03	$(0.01)	$1.32	$0.74
Diluted earnings per share*:
Income before cumulative effect of changes in accounting principle	$1.30	$0.03	$(0.01)	$1.32	$1.42
Net income	$1.30	$0.03	$(0.01)	$1.32	$0.74

64      BELLSOUTH 2003

	For the Year Ended December 31,

		SFAS No.	Directory	2002 Pro
	2002	143	Publishing	Forma
	(As reported)	(Unaudited)	(Unaudited)	(Unaudited)	2003

Total Operating Revenue	$22,440	$–	$49	$22,489	$22,635
Operating Expenses
Cost of services and products	7,512	32	37	7,581	7,988
Selling, general, and administrative expenses	4,542	–	13	4,555	4,353
Depreciation and amortization	4,643	(133)	–	4,510	4,179
Provision for restructuring and asset impairments	997	–	–	997	209

Total operating expenses	17,694	(101)	50	17,643	16,729
Operating income	4,746	101	(1)	4,846	5,906
Non-operating income (expense), net	(330)	–	–	(330)	(306)

Income before income taxes and cumulative effect of changes in accounting principle	4,416	101	(1)	4,516	5,600
Provision for income taxes	1,808	39	–	1,847	2,011

Income before cumulative effect of changes in accounting principle	2,608	62	(1)	2,669	3,589
Cumulative effect of changes in accounting principle, net of tax	(1,285)	–	–	(1,285)	315

Net Income	$1,323	$62	$(1)	$1,384	$3,904

Basic earnings per share*:
Income before cumulative effect of changes in accounting principle	$1.39	$0.03	$0.00	$1.43	$1.94
Net income	$0.71	$0.03	$0.00	$0.74	$2.11
Diluted earnings per share*:
Income before cumulative effect of changes in accounting principle	$1.39	$0.03	$0.00	$1.42	$1.94
Net income	$0.71	$0.03	$0.00	$0.74	$2.11

*Earnings per share amounts do not sum due to rounding.

Note D – Investments and Advances

We hold investments in various domestic and international partnerships and ventures that are accounted for under the equity method. We also hold investments in equity securities that are accounted for under the cost method. Investments and advances at December 31 consist of the following:

	2002	2003

Investments accounted for under the equity method	$3,502	$3,988
Investments accounted for under the cost method	134	382
Advances to and notes receivable	5,772	3,932
Other investments	333	250

Investments and advances	$9,741	$8,552

EQUITY METHOD INVESTMENTS

Ownership in equity investments at December 31 is as follows:

	2002		2003

	Ownership	Investment	Ownership	Investment
	Percentage	Balance	Percentage	Balance

Abiatar (Uruguay)	46.0%	$25	46.0%	$26
BellSouth Guatemala(1)	60.0%	10	60.0%	7
BellSouth Panama	43.7%	73	43.7%	86
BCP – São Paulo (Brazil)	45.4%	–	–	–
BSE – Northeast (Brazil)	47.6%	–	–	–
Cellcom (Israel)	34.8%	144	34.8%	191
Cingular Wireless	40.0%	3,202	40.0%	3,618
Sonofon (Denmark)	46.5%	39	46.5%	57
Other	–	9	–	3

		$3,502		$3,988

(1)	This investment is accounted for under the equity method due to the existence of significant minority rights that limit our ability to exercise unilateral control over the operation.

Cingular

We own an approximate 40% economic interest in Cingular Wireless, and share joint control of the venture with SBC Communications, Inc. The following table presents 100% of

BELLSOUTH 2003      65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

Cingular’s assets, liabilities, and results of operations for the years ended December 31:

	2002	2003

Balance Sheet Information:
Current assets	$2,731	$3,300

Noncurrent assets	$21,391	$22,226

Current liabilities	$2,787	$3,187

Noncurrent liabilities	$13,227	$13,196

Minority Interest	$567	$659

Members’ capital	$7,541	$8,484

	2001	2002	2003

Income Statement Information:
Revenues	$14,268	$14,903	$15,483

Operating Income	$2,548	$2,521	$2,289

Income Before Cumulative Effect of Change in Accounting Principle	$1,692	$1,239	$1,022

Cumulative Effect of Change in Accounting Principle	–	$(32)	–

Net Income	$1,692	$1,207	$1,022

As of December 31, 2003, our book investment exceeded our proportionate share of the net assets of Cingular by $224.

E-Plus

We previously owned a 22.51% stake in E-Plus, a German wireless carrier. In March 2002, we exercised an option to exchange our stake in E-Plus for 234.7 million shares of Dutch telecommunications provider Royal KPN N.V. (KPN). As a result of this exchange, we recorded a gain of $1,335, or $854 after tax, representing the difference in the fair value of the KPN shares received and the carrying value of our investment in E-Plus. We sold our entire stake of 234.7 million shares in March 2002 for $1,076 in proceeds and recognized a loss of $27, or $17 after tax, on the sale.

Brazil (BCP and BSE)

We previously owned equity interests in two wireless communications companies in Brazil (BCP and BSE). As a result of the deteriorating financial condition of the companies and subsequent loan defaults, we recorded an impairment loss of approximately $383 during 2002, reducing the balance of our investment and shareholder loans to zero. Because our investment and net advances to BSE and BCP was reduced to zero and due to the fact we had no further commitment or intention of financial support, we ceased recognizing losses related to these operations.

    In May 2003, we sold our entire stake in BSE to Telecom Americas, a subsidiary of America Movil. We received net proceeds of $20 and recorded a loss of $75, or $73 net of tax, which included the recognition of cumulative foreign currency translation losses of $86. In October 2003, we closed a settlement agreement and transferred our equity interests in BCP to BCP’s senior secured creditors. In addition, under a separate agreement, we sold our debt in BCP to these creditors for proceeds of $50. We recorded a loss of $154, or $161 with tax impacts, which included the recognition of cumulative foreign currency translation losses of $182. No tax benefit was recognized for the capital losses generated by these sales due to our current capital loss carryforward position.

Guatemala

As a result of difficult economic conditions and increasing competition, we evaluated the long-term value of our equity investment in Guatemala during 2002. The valuation and assessment indicated that the decline in fair value below carrying value was other-than-temporary and, accordingly, we recorded an impairment loss of $62 with no tax benefit. This charge reduced the carrying amount of our investment to its fair value.

COST METHOD INVESTMENTS

Cost method investments at December 31 consist of the following:

	2002	2003

Investments accounted for under the cost method	$134	$382

We have investments in marketable securities, primarily common stocks, which are accounted for under the cost method. These investments are held primarily in grantor trusts and our captive insurance subsidiary. Securities classified as available-for-sale under SFAS No. 115 are carried at fair value, with unrealized gains and losses, net of income taxes, recorded in accumulated other comprehensive income (loss) in the statement of changes in shareholders’ equity and comprehensive income. The fair values of individual investments in marketable securities are determined based on market quotations. Equity securities that are restricted for more than one year or not publicly traded are recorded at cost.

    There were significant declines in public equity markets in recent years, particularly in technology and communications stocks. We concluded that the depressed market for these investments, as well as the difficulties experienced by similar companies, indicated that the decline was other than temporary. As a result, we recorded other-than-temporary impairments to reduce the carrying value of certain investments, principally our investment in Qwest (see table below). These are included in Other income (expense), net in the accompanying consolidated statements of income.

Qwest

At the beginning of 2001, we held 74.0 million shares of Qwest common stock. Since that time, we have disposed of our entire investment for a total of $1.4 billion in cash

66      BELLSOUTH 2003

proceeds. The following table summarizes our Qwest transactions (in millions):

					Other-than-
			Cash	Losses on	Temporary
	Shares		Proceeds	Sales	Impairments

December 31, 2000	74.0
Less Sales:
2001	28.5	(a)	$1,137	$131	$1,517
2002	45.5		300	129	207

December 31, 2002	0.0		$1,437	$260	$1,724

(a)	1.7 million shares were exchanged for services (at book value of $81).

Tele Centro Oeste Celular Participacoes SA (TCO)

In May 2000, we completed the purchase of a combination of voting common stock and American Depositary Receipts representing nonvoting preferred stock of TCO, a Brazilian wireless company, for a total purchase price of approximately $240. In 2001, we reduced the carrying value by $138 for an other-than-temporary impairment. In 2002, we sold the American Depositary Receipts for proceeds of $90 and recognized a gain of $22, or $14 net of tax. In 2003, we sold our remaining shares of TCO common stock for proceeds of $82 and recognized a gain of $50, or $27 net of tax.

ADVANCES AND NOTES RECEIVABLE

Advances and notes receivable at December 31 are as follows:

	2002	2003

Cingular	$3,817	$3,812
KPN	1,717	–
Other	238	120

Total advances and notes receivable	$5,772	$3,932

    Effective July 1, 2003, BellSouth and SBC Communications agreed to amend the terms of our notes with Cingular. The amendment included reducing the fixed interest rate from 7.5% to 6.0% per annum and extending the maturity date from March 31, 2005 to June 30, 2008. We earned $287 in 2001, $284 in 2002, and $256 in 2003 from interest income on this advance to Cingular. In addition, we have receivables and payables incurred in the ordinary course of business recorded in our balance sheets as follows:

	As of
	December 31,

	2002	2003

Receivable from Cingular	$49	$57
Payable to Cingular	$23	$33

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
    In June 2003, in connection with the sale of our interest in two real estate partnerships, we received proceeds of $97 for the repayment of loans we had extended to the partnerships.
    Interest income earned from advances other than to Cingular was $93 in 2001, $117 in 2002, and $31 in 2003.

OTHER INVESTMENTS

Other investments at December 31, 2003 consist primarily of $244 in loan participation agreements related to the Colombian operations. In January 2003, we exercised a put in our loan participation agreement with our Colombian partner and received proceeds of $35. As a result, no gain or loss was recognized.

Note E – Acquisitions and Divestitures

We have completed various transactions to further our strategy of expanding our core operations and have divested of interests that no longer meet our strategic objectives.

Acquisitions

In August 2003, we purchased an additional 21.7% of our wireless operation in Argentina for a nominal amount. The transaction increased our ownership of the operation to 86.7%. We consolidated this operation prior to this additional purchase. Additionally, we have been recording 100% of the earnings/losses of the operation since 2002, when the minority partner’s equity accounts were exhausted and we ceased allocating losses to the minority interests. Accordingly, this additional purchase did not impact the earnings or losses we record from this operation. The assignment of the purchase price to the estimated fair values of assets acquired and liabilities assumed resulted in decreases to intangible assets of $15, decreases to property, plant and equipment of $28 and a decrease to the debt of $43. No goodwill was recorded as a result of the purchase price allocation.

Divestitures

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

BELLSOUTH 2003      67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

January 2002, we exited our investment in OESP Midea, a Brazilian yellow pages provider, through the exercise of a put. There were no proceeds as the fair value of the put was $0.

Note F – Intangible Assets

Intangible assets are summarized as follows:

	December 31, 2002		December 31, 2003
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Capitalized Software	$2,557	$957	$2,893	$1,303
Wireless Licenses	790	277	764	294
Customer related intangible assets	327	265	330	288
Other	37	12	38	15

Total	$3,711	$1,511	$4,025	$1,900

Intangible assets not subject to amortization:
Wireless Licenses	$145	$7	$164	$12
MMDS Licenses	20	–	20	–

Total	$165	$7	$184	$12

Total Intangible Assets	$3,876	$1,518	$4,209	$1,912

    The following table presents current and expected amortization expense of the existing intangible assets as of December 31, 2003 for each of the following periods:

Aggregate amortization expense:
For the year ended December 31, 2003	$633
Expected amortization expense for the years ending December 31,
2004	610
2005	476
2006	330
2007	207
2008	120

    We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as a cumulative effect of change in accounting principle on January 1, 2002. Accordingly, our 2001 results presented herein are not comparable with those in 2002 and 2003 results. On a pro forma basis, retroactively applying the provisions of SFAS No. 142 to exclude amortization of goodwill and indefinite-lived wireless licenses, 2001 income before income taxes and cumulative effect of changes in accounting principle would have been $3,939, or $125 higher than the reported $3,814, and diluted earnings per share would have been $1.36, or $0.06 higher than the reported $1.30.

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

    During 2002, we completed the transitional impairment test required under SFAS No. 142. In accordance with SFAS No. 142, goodwill was tested for impairment by comparing the fair value of our reporting units to their carrying values. Fair values were determined by the assessment of future discounted cash flows. The fair values of our Latin America reporting units were less than the carrying value of these units. The allocation of fair values to identifiable tangible and intangible assets resulted in an implied valuation of the goodwill associated with these reporting units of $118. As a result, we recorded an impairment loss of $1,277, with no income tax benefit. Additionally, our equity investee, Cingular Wireless, completed its transitional impairment test in 2002 resulting in an impairment loss to BellSouth of $8 after tax. These impairment losses are recorded as a cumulative effect of change in accounting principle in the statements of income as of January 1, 2002.
    The changes in the carrying amount of goodwill by operating segment for 2002 and 2003 are as follows:

	Domestic	Latin
	Wireless	America	Total

Balance at December 31, 2001	$244	$1,395	$1,639
SFAS No. 142 impairment	–	(1,277)	(1,277)
Other changes	6	(21)	(15)

Balance at December 31, 2002	$250	$97	$347

Other changes	–	(5)	(5)

Balance at December 31, 2003	$250	$92	$342

    The $1,285 cumulative effect of change in accounting principle in the consolidated income statements includes $8 recorded through net earnings (losses) of equity affiliates. Other changes above consist primarily of foreign currency translation adjustments.

Other impairments of intangible assets

As of December 31, 2001, we had Multichannel Multipoint Distribution Service (MMDS) licenses classified as held for sale under the transition provisions of SFAS No. 144. During our 2002 quarterly assessment, we evaluated the recoverability of the MMDS licenses for impairment. Based on a probability weighted cash flow assessment, we determined that the fair value of the licenses was less than the carrying amount. Accordingly, we adjusted the carrying value to the estimated fair value of $20, resulting in an impairment loss of $221. The charge is included in the provision for restructuring and asset impairments in the consolidated statements of income. In addition, the MMDS licenses were reclassified to held and used, as we no longer meet the criteria for held for sale classification under the provisions of SFAS No. 144.

    In September 2003, a decision was reached to abandon a software project related to a network operations system.

68      BELLSOUTH 2003

The project was terminated due to changes in the business since the initiation of the project and an assessment of the remaining costs to complete the project. As a result, we recorded an asset impairment charge of $52 to write-off capitalized software associated with the project.

Note G –	Supplemental Balance Sheet and Cash Flow Information

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

	Estimated
	Depreciable	Average
	Lives	Remaining
	(In Years)	Life	2002	2003

Central office equipment	8–11	4.8	$25,823	$26,066
Outside plant:
Copper cable	15–16	6.8	19,577	19,975
Fiber cable	20	11.2	2,949	3,094
Poles and conduit	36–55	28.3	3,516	3,567
Operating and other equipment	5–15	3.2	4,289	4,419
Building and building improvements	25–45	28.0	4,532	4,780
Furniture and fixtures	10–15	8.9	2,388	2,478
Station equipment	6	2.8	722	763
Land	–	–	285	293
Plant under construction	–	–	354	280

			64,435	65,715
Less: accumulated depreciation			40,990	41,908

Property, plant and equipment, net			$23,445	$23,807

DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets are summarized as follows at December 31:

	2002	2003

Deferred activation and installation expenses	$1,800	$1,614
Prepaid pension and postretirement benefits	3,357	3,851
Other	569	390

Deferred charges and other assets	$5,726	$5,855

OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows at December 31:

	2002	2003

Advanced billing and customer deposits	$791	$863
Interest and rents accrued	438	470
Taxes payable	225	632
Dividends payable	380	461
Salaries and wages payable	329	359
Accrued compensated absences	222	224
Restructuring and severance accrual	115	72
Other	397	547

Other current liabilities	$2,897	$3,628

OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are summarized as follows at December 31:

	2002	2003

Deferred installation and activation revenues	$1,800	$1,614
Accrued pension and postretirement benefits	1,001	983
Deferred credits	790	724
Compensation related accruals	664	747
Minority interests in consolidated subsidiaries	205	209
Postemployment benefits	265	237
Derivatives liability	374	80
Other	156	100

Other noncurrent liabilities	$5,255	$4,694

SUPPLEMENTAL CASH FLOW INFORMATION

	2001	2002	2003

Cash paid for:
Income taxes	$1,371	$940	$754

Interest	$1,321	$1,238	$1,023

    During 2003, we purchased a building and land, which we were previously using under an operating lease, for $21 in cash and an assumed mortgage with a balance of $33.

    During 2001, we tendered 1.7 million shares of our investment in Qwest as payment for services rendered in connection with a wholesale services agreement.

FLORIDA LATE PAYMENT REFUND

In 2000, the Florida Public Service Commission (PSC) issued a proposed agency action stating that our change in 1999 from a late charge based on a percentage of the amounts overdue to a flat rate fee plus an interest charge violated the Florida price regulation statute and voted that approximately $65 should be refunded. We protested the decision. On August 30, 2001, the PSC issued an order adopting its proposed action. We appealed to the Florida Supreme Court and continued to bill and collect the charges subject to refund. On October 31, 2002, the

BELLSOUTH 2003      69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

Florida Supreme Court affirmed the decision of the PSC. This required a one-time refund to affected customers in Florida. Based on this decision, we recorded a reduction to revenues of $108 and additional interest expense of $6 in the third quarter of 2002. Refunds related to the accrual were made during 2003.

WORLDCOM BANKRUPTCY

On July 21, 2002, WorldCom (currently known as MCI) and certain of its subsidiary corporations filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. A plan of reorganization was filed in April 2003 and confirmation hearings commenced in September 2003. On October 31, 2003, the Bankruptcy Court confirmed the plan. On July 25, 2003, WorldCom filed a motion with the Bankruptcy court requesting approval of a settlement with us regarding pre-petition and post-petition claims through April 30, 2003. As of April 30, 2003, we had not paid certain pre-petition amounts due WorldCom primarily related to a billing and collection agreement pending this settlement. In addition, WorldCom had not paid us a lesser amount they owed us for purchases of telecommunications services. As a result of the settlement, we will make a net payment of approximately $81 to WorldCom representing the negotiated difference between the amounts owed. The settlement also resolves numerous business issues that existed between the parties and with certain exceptions, releases all claims arising on or before April 30, 2003. The settlement will be final upon the effective date of the plan of reorganization.

Note H – Debt

DEBT MATURING WITHIN ONE YEAR

Debt maturing within one year is summarized as follows at December 31:

	2002	2003

Short-term notes payable:
Bank loans	$22	$29
Argentina bank loans(1)	138	138
Commercial paper	1,883	1,470
Current maturities of long-term debt	3,071	1,854

Debt maturing within one year	$5,114	$3,491

Weighted-average interest rate at end of period:

	2002	2003

Bank loans	5.60%	6.35%
Argentina bank loans(1)	5.02%	5.02%
Commercial paper	1.33%	1.04%

(1)	CRM, our subsidiary in Argentina, is in default on $490 of its US Dollar-denominated debt, which includes bank loans; therefore we have shown the balances and rates separately in the above tables.

Credit lines at end of period:	2002	2003

Available domestic committed credit lines	$2,019	$1,500
Borrowings under domestic credit lines	$–	$–
Available international uncommitted credit lines	$40	$118
Borrowings under international credit lines	$11	$12

    There are no significant commitment fees or requirements for compensating balances associated with any lines of credit.

LONG-TERM DEBT

Interest rates and maturities in the table below are for the amounts outstanding at December 31:

		2002	2003

Issued by BellSouth Telecommunications, Inc.
5.85%–5.88%	2009–2045	$437	$437
6.13%–7%	2003–2033(1)	2,600	2,151
7.5%–7.63%	2033–2035	600	300
7%	2095	500	500
1.24%–2.42%	Extendible Liquidity Securities due 2006	1,800	745
6.65%	Zero-to-Full Debentures due 2095	196	217
6.3%	Amortizing Debentures due 2015	299	277
Issued by BellSouth Corporation
5%–7.38%	2006–2039(1)	3,849	3,852
7.75%–7.88%	2010–2030	2,000	2,000
7.12%	2097	500	500
4.11%	20-put-1 Securities due 2021	1,000	1,000
9.13%–9.19%	Guarantee of ESOP Debt	108	–
Issued by Foreign Operations
3.30%–9.25%	Argentina due 2003-2008(2)	350	350
1.72%	Chile due 2004	180	180
2.95%–14.18%	Colombia due 2005–2006	722	641
4.19%–4.59%	Venezuela due 2004	23	23
1.79%–2.06%	Peru due 2005	200	200
Capital leases and other		68	86
Unamortized discount, net of premium		(78)	(116)

		15,354	13,343
Current maturities		(3,071)	(1,854)
Long-term debt		$12,283	$11,489

(1)	These debt maturities are affected by FAS 133 accounting requirements to mark hedged debt to fair value.

(2)	CRM, our subsidiary in Argentina, is in default on $490 of its US Dollar-denominated debt. The debt is classified as current in our consolidated December 31, 2003 balance sheet. This debt is non-recourse to BellSouth.

    Several issues of long-term debt contain embedded options, which may require us to repurchase the debt or

70      BELLSOUTH 2003

will alter the interest rate associated with that debt. Those issues, and their related options, are as follows:

Issue	Date of Put Option

20-put-1 Securities	Annually in April
Extendible Liquidity Securities	Quarterly
Putable $281 debentures	November 2006

    If the holders of the put options on the 20-put-1 Securities do not require us to repurchase the securities, the interest rates for these securities will be reset based on current market conditions. Since the 20-put-1 Securities can be put to us annually, the balance is included in current maturities of long-term debt in our balance sheet. The extendible liquidity securities may be extended in thirteen-month increments by the holders of the notes but will not extend later than January 2006. The extendible liquidity securities bear interest at the three-month LIBOR, plus or minus a spread ranging from minus 0.02% to plus 0.06%. A portion of the extendibles have not been extended. Holders of our 6.04% bond maturing November 15, 2026, have a one-time ability to put the bond back to us on November 15, 2006.

    The Amortizing Debentures pay against principal on a semi-annual basis and were issued with an original principal balance of $375. The Zero-to-Full Debentures will accrete to a total principal balance of $500 in 2015, at which time we will begin paying interest through the maturity in 2095.
    Maturities of long-term debt outstanding, in principal amounts, at December 31, 2003 are summarized below. Maturities after the year 2008 include the final principal amount of $500 for the Zero-to-Full Debentures due in 2095.

Maturities
2004	$1,897
2005	941
2006	2,348
2007	25
2008	631
Thereafter	7,900

Total	$13,742

    At December 31, 2003, we had a shelf registration statement on file with the Securities and Exchange Commission under which $2,250 of debt securities could be publicly offered.

    During the second quarter of 2003 we redeemed $300 of 40-year, 7.5% debentures, due June 15, 2033. The redemption price was 104.75% of the principal amount resulting in a loss of $18, or $11 net of tax, on the early extinguishment of this debt.

Note I – Income Taxes

The consolidated balance sheets reflect the anticipated tax impact of future taxable income or deductions implicit in the consolidated balance sheets in the form of temporary differences. These temporary differences reflect the difference between the basis in assets and liabilities as measured in the consolidated financial statements and as measured by tax laws using enacted tax rates.

    The provision for income taxes is summarized as follows:

	2001	2002	2003

Current
Federal	$1,440	$494	$1,022
State	88	36	129
Foreign	97	109	120

	1,625	639	1,271

Deferred, net
Federal	(277)	1,127	737
State	41	113	85
Foreign	25	(34)	(48)

	(211)	1,206	774

Investment tax credits, net
Federal	(33)	(27)	(27)
Foreign	(14)	(10)	(7)

	(47)	(37)	(34)

Total provision for income taxes	$1,367	$1,808	$2,011

Temporary differences which gave rise to deferred tax assets and (liabilities) at December 31 were as follows:

	2002	2003

Loan impairments	$112	$–
Operating loss and tax credit carryforwards	869	718
Capital loss carryforwards	326	781
Severance accrual	65	58
Allowance for uncollectibles	112	183
Regulatory accruals	25	39
Other	85	184

	1,594	1,963

Valuation Allowance	(906)	(1,135)

Deferred tax assets	$688	$828

Property related	$(3,075)	$(3,705)
Equity investments	(982)	(1,647)
Issue basis accounting	(246)	–
Licenses	(126)	(69)
Compensation related	(190)	(286)
Other	(176)	(165)

Deferred tax liabilities	(4,795)	(5,872)

Unamortized investment tax credits	(27)	–

Net deferred tax liability	$(4,134)	$(5,044)

    The valuation allowance on deferred tax assets increased by $229 in 2003. The valuation allowance relates to excess U.S. capital losses, foreign and state operating losses, and state credits that may not be utilized during the carryforward period. The carryforward periods for the excess capital losses expire in 2007 and 2008. Approximately 45% of the operating losses are in foreign jurisdictions with expirations in years between 2004 and 2009. The remainder are state losses and credit carryforwards expiring in various years beginning in 2004.

    At December 31, 2003, net deferred tax liabilities include a deferred tax asset of $267 relating to compensa-

BELLSOUTH 2003      71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

tion expense under SFAS 123, Accounting for Stock-Based Compensation. The provisions of SFAS No. 123 do not allow a valuation allowance to be recorded unless future taxable income is expected to be insufficient to recover the asset. Full realization of the deferred asset requires stock options to be exercised at a price equaling the sum of the strike price plus the fair value at the grant date. A significant number of the options for which a tax benefit has been recognized have a combined strike price and fair value at grant date in excess of $45. Accordingly, there can be no assurance that the stock price of BellSouth will rise to levels sufficient to realize the entire tax benefit currently reflected in our balance sheet.

    The net deferred tax liability at December 31, 2003 included a current asset balance of $305 and a noncurrent liability balance of $5,349. At December 31, 2003, deferred investment tax credits were fully amortized. The net deferred tax liability at December 31, 2002 included a current asset balance of $318 and a noncurrent liability balance, including investment tax credits, of $4,452.
    A reconciliation of the federal statutory income tax rate to our effective tax rate follows:

	2001	2002	2003

Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.3	2.2	2.5
Net earnings (losses) of equity affiliates	1.9	(0.3)	(0.4)
Change in valuation allowance	1.8	7.1	0.7
Investment tax credits	(0.9)	(0.6)	(0.3)
Book / tax differences on dispositions of subsidiaries and investments	(3.2)	(0.9)	–
Other	(1.1)	(1.6)	(1.6)

Effective tax rate	35.8%	40.9%	35.9%

    At December 31, 2003, we had approximately $954 of cumulative unrepatriated earnings on consolidated foreign subsidiaries and equity investments in unconsolidated businesses. The deferred tax liability related to these unrepatriated earnings was excluded under SFAS No. 109 because such earnings are intended to be reinvested indefinitely. The determination of the deferred tax liability is not practicable at this time.

Note J –	Workforce Reduction and Restructuring

WORKFORCE REDUCTION CHARGES

Based on ongoing challenges in the telecom industry, continued economic pressures, the uncertainty resulting from regulatory rulings and productivity improvements, we have initiated workforce reductions and recorded charges related to approximately 13,400 employees in the last three years. These downsizings were implemented on a voluntary and non-voluntary basis. The positions were both management and non-management, primarily in network operations where the volume of work has substantially decreased. Charges to earnings have been recognized in accordance with provisions of SFAS No. 112, “Employer’s Accounting for Postemployment Benefits” (SFAS No. 112), and consisted primarily of cash severance, outplacement and payroll taxes under pre-existing separation pay plans. The following table summarizes the charges by year:

	Employee	Related
	separations	charge

2001	6,100	$232
2002	3,800	$430
2003	3,500	$132

ASSET IMPAIRMENTS

In 2002, we announced we were eliminating certain service offerings, including our own line of e-business services and some products within our wholesale long distance portfolio. We also discontinued operations at our multi-media Internet exchange in Miami. In connection with the previously announced exit of our public telephone operations, our periodic evaluation of the undiscounted cash flows indicated an impairment.

    As a result of these combined events, we recorded a charge of $134 in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” This charge includes asset impairments, early termination penalties on contracts and leases, and severance for affected employees.

RESTRUCTURING LIABILITY

As of December 31, 2003, the aggregate liability related to the charges described above, excluding postretirement and pension impacts, was $72. As of December 31, 2003 announced workforce reductions are expected to be completed by the end of the first quarter 2004.

	Type of Cost

	Employee	Other Exit
	Separations	Costs	Total

Balance at December 31, 2001	$202	$–	$202
Additions	430	38	468

Deductions	(548)	(7)	(555)

Balance at December 31, 2002	$84	$31	$115

Additions	132	1	133
Deductions	(150)	(26)	(176)

Balance at December 31, 2003	$66	$6	$72

    The $132 in additions to the accrual associated with employee separations relates to accruals for estimated payments for the current year workforce reductions. Deductions of $150 consist of $125 in cash severance payments and $25 for adjustments to the accrual due to

72      BELLSOUTH 2003

estimated demographics being different than actual demographics of employees that separated from the company. Deductions from the accrual for other exit costs consist primarily of cash payments of $18 settling liabilities for early contract terminations.

Note K – Employee Benefit Plans

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Substantially all of our employees are covered by noncontributory defined benefit pension plans, as well as postretirement health and life insurance welfare plans (“other benefits”). The company uses a December 31 measurement date for its plans.

Pension Plans

For defined benefit pension plans, the benefit obligation is the “projected benefit obligation”, the actuarial present value as of a date of all benefits attributed by the pension benefit formula to employee service rendered to that date. The pension plan covering management employees is a cash balance plan, which provides pension benefits determined by a combination of compensation-based service and additional credits and individual account-based interest credits. The projected benefit obligations assume additional credits greater than the minimum levels specified in the written plan.

    For non-management employees, pension benefits earned prior to 1999 are based on specified benefit amounts and years of service through 1998. Benefits earned in 1999 and subsequent years are calculated under a cash balance plan that is based on an initial cash balance amount, negotiated pension band increases and interest credits. Non-management pension obligations include the pension band increases.

Other Benefits

We provide certain medical, dental and life insurance benefits to substantially all retired employees under various plans and accrue actuarially determined postretirement benefit costs as active employees earn these benefits. We maintain Voluntary Employee Beneficiary Association (VEBA) trusts to partially fund these postretirement benefits; however, there are no ERISA or other regulations requiring these postretirement benefit plans to be funded annually.

    For postretirement benefit plans, the benefit obligation is the “accumulated postretirement benefit obligation”, the actuarial present value as of a date of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to that date.
    In determining the accumulated benefit obligation of the management health care plan, we anticipate cost sharing adjustments for eligible employees who retire after December 31, 1991. The written plan provides for an annual dollar value cap for the purpose of determining contributions required from retirees. However, because of past practice, some level of cost sharing of medical trend inflation above the caps is considered in the valuation.
    For our non-management labor contracts that contain an annual dollar value cap for the purpose of determining contributions required from retirees, we have waived the cap during the current contract periods and thus not collected contributions from those non-management retirees. The caps are set at each bargaining cycle in connection with the negotiation of the overall contract. In accordance with the provisions of SFAS No. 106, we account for non-management retiree health benefits based on the terms of the contract.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

Other postretirement benefit amounts include the estimated impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which was signed into law on December 8, 2003. A plan sponsor’s eligibility for the federal subsidy depends on whether the plan’s prescription drug benefit is at least “actuarially equivalent” to the Medicare Part D benefit. To determine “actuarial equivalence,” we compared the Medicare Part D standard drug coverage to BellSouth’s retiree prescription drug coverage. We calculated the actuarial values based on nationwide statistics published in a standardized rating manual, and adjusted for historical utilization by BellSouth retirees. After taking retiree premiums and cost sharing provisions of each plan into consideration, the BellSouth plan still provides a more valuable benefit to retirees. Thus we believe that BellSouth should be eligible for subsidies into the foreseeable future.

    We remeasured our obligation as of December 1, 2003 to incorporate the impact of the Act which resulted in a reduction to the accumulated benefit obligation by $572. The remeasurement resulted in a reduction of net postretirement benefit cost of $26 in 2003. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require BellSouth to change its estimated impact on 2004 results.
    Key assumptions included in the calculation of the decrease in the obligation included:

•	Federal subsidy of $690 per participant beginning in 2006, increasing with the assumed health care cost trend rate after 2006;
•	receipt of reimbursements from Medicare in the same year that we pay our drug claims;
•	estimated changes in retiree participation rates and
•	no adjustment for taxation of the subsidy.

    In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” It requires additional disclosures to those in the original SFAS No. 132 about the plan assets, benefit obligations, cash flows, and net periodic benefit cost of defined benefit plans and other postretirement benefit plans. The requirements of this statement are presented below.

BELLSOUTH 2003      73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

The following tables summarize benefit costs, as well as the assumptions, benefit obligations, changes in plan assets and funded status at or for the years ended December 31:

	Pension Benefits		Other Benefits

	2002	2003	2002	2003

Change in benefit obligation:
Benefit obligation at the beginning of the year	$11,928	$11,386	$6,315	$7,387
Service cost	177	181	51	50
Interest cost	809	742	453	478
Amendments	–	–	–	(572)
Actuarial (gain) loss	437	803	916	293
Benefits and lump sums paid	(2,000)	(1,492)	(400)	(480)
Curtailment	34	–	39	–
Special termination benefits	1	–	13	–

Benefit obligation at the end of the year	$11,386	$11,620	$7,387	$7,156

Change in plan assets:
Fair value of plan assets at the beginning of the year	$16,617	$13,338	$3,163	$2,820
Actual return (loss) on plan assets	(1,279)	2,759	(461)	761
Employer contribution	–	–	493	563
Plan participants’ contributions	–	–	25	29
Benefits and lump sums paid	(2,000)	(1,492)	(400)	(480)

Fair value of plan assets at the end of year	$13,338	$14,605	$2,820	$3,693

Funded status:
As of the end of the year	$1,952	$2,985	$(4,567)	$(3,463)
Unrecognized prior service cost	(472)	(432)	335	(49)
Unrecognized net (gain) loss	1,535	942	3,213	2,923
Unrecognized net (asset) obligation	(5)	–	365	(38)

Prepaid (accrued) benefit cost	$3,010	$3,495	$(654)	$(627)

Amounts recognized in the consolidated balance sheets at December 31:
Prepaid benefit cost	$3,088	$3,572	$269	$279
Accrued benefit cost	(78)	(77)	(923)	(906)

Net amount recognized	$3,010	$3,495	$(654)	$(627)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.75%	6.25%	6.75%	6.25%
Rate of compensation increase	5.10%	5.10%	4.80%	4.80%
Health care cost trend rate assumed for next year (Pre-age 65)	–	–	10.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) – Pre-65	–	–	5.50%	5.00%
Year that the rate reaches the ultimate trend rate – Pre-65	–	–	2012	2010
Health care cost trend rate assumed for next year (Post-age 65)	–	–	12.00%	13.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) – Post-65	–	–	5.50%	5.00%
Year that the rate reaches the ultimate trend rate – Post-65	–	–	2013	2010

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects as of December 31, 2003:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

Effect on total service and interest cost components	$45	$(32)
Effect on other postretirement benefit obligation	$487	$(411)

    In contrast to the projected benefit obligation, the accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels. The accumulated benefit obligation for the qualified defined benefit pension plans was $10,741 and $11,164 at December 31, 2002 and 2003 respectively.

    The Other benefits funded status above of $(4,567) and $(3,463) includes a plan with a positive funded status. For the remaining plans the unfunded status was $(4,740) and $(3,754).

74      BELLSOUTH 2003

	Pension Benefits			Other Benefits

	2001	2002	2003	2001	2002	2003

Components of net periodic benefit cost:
Service cost	$209	$177	$181	$42	$51	$50
Interest cost	919	809	742	428	453	478
Expected return on plan assets	(1,655)	(1,598)	(1,386)	(299)	(323)	(315)
Amortization of prior service cost	(31)	(50)	(39)	65	164	149
Amortization of actuarial (gain) loss	(220)	(145)	(28)	31	34	108
Amortization of transition (asset) obligation	(19)	(19)	(5)	79	75	66

Net periodic benefit cost	$(797)	$(826)	$(535)	$346	$454	$536
Curtailment (gain) loss	–	(21)	–	97	66	–
Settlement (gain) loss	–	181	49	–	–	–
Special termination benefits	–	–	–	–	13	–

Net periodic benefit cost with adjustments	$(797)	$(666)	$(486)	$443	$533	$536

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	7.75%	7.25%	6.75%	7.75%	7.25%	6.75%
Expected return on plan assets	9.00%	9.00%	8.50%	8.25%	8.25%	8.00%
Rate of compensation increase	5.30%	5.10%	5.10%	4.80%	4.80%	4.80%
Health care cost trend rate pre-age 65				8.50%	8.00%	10.00%
Health care cost trend rate post-age 65				11.10%	10.50%	12.00%

Curtailments and Settlements

In 2001, we recognized curtailment losses of $97 related to other postretirement benefits: $72 related to accelerated recognition of prior service cost in excess of the decrease in our postretirement benefit obligation for the wireless employees that are covered under Cingular’s postretirement benefit plans, and $25 related to work force reduction activity. Work force reduction activity in 2002 resulted in that year’s curtailment gain for pensions and the curtailment and special termination benefits charges for other postretirement benefits.

    In 2002 and 2003, lump-sum distributions from the pension plans exceeded the settlement threshold equal to the sum of the service cost and interest cost components of net periodic pension cost. Of the $181 and $49 in settlement charges noted above, $167 ($100 after tax) for 2002 and $47 ($29 after tax) for 2003 were recognized in operating results because a portion of the settlement charges were capitalized.

Expected Return on Assets Assumption

As of December 2003 the 5-year average return on BellSouth pension assets was 5.9%, the 10-year average return was 9.4%, and the average return since inception was 10.9%. Our asset returns for 2003 were in excess of 22%. The expected return on plan assets reflects asset allocations, investments strategy and the views of investment managers and other large pension plan sponsors as well as historical returns. The postretirement benefits rate is slightly lower than the pension rate due to the use of a taxable postretirement benefits trust.

Plan Assets

BellSouth’s weighted-average target allocations and actual asset allocations by asset category are:

					Other
		Pension			Benefits

		At			At
		December 31			December 31

Asset Category	Target	2002	2003	Target	2002	2003

Equity securities	45-75%	56%	57%	50-85%	75%	78%
Debt securities	10-25	20	19	0-10	7	5
Real estate	5-15	10	10	5-15	5	4
Other	5-15	14	14	15-25	13	13

Total		100%	100%		100%	100%

    BellSouth has established and maintains separate investment policies for assets held in each employee benefit trust. Our investment strategies are of a long-term nature and are designed to meet the following objectives:

•	Ensure that funds are available to pay benefits as they become due
•	maximize the trusts’ total return subject to prudent risk taking
•	and preserve and/or improve the funded status of the trusts over time.

    Investment policies and strategies are periodically reviewed to ensure the objectives of the trusts are met considering any changes in benefit plan design, market conditions or other material items.

    Derivatives are permitted in the investment portfolio to gain investment exposure as a substitute for physical securities and to manage risk. Derivatives are not permitted for speculative or leverage purposes. Trust investments in BellSouth securities are immaterial.

BELLSOUTH 2003      75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

Cash Flows

Due to the funded status of our plans, we do not expect to make contributions to the pension plans in 2004. Consistent with prior years, we expect to contribute cash to the VEBA trusts to fund benefit payments. Contributions for 2004 are estimated to be in the range of $475 to $525.

Supplemental Executive Retirement Plan

The pension amounts reported above do not include the supplemental executive retirement plan (SERP), which is an unfunded nonqualified plan. The net periodic benefit cost associated with this plan was $55 in 2001, $58 in 2002 and $53 in 2003. Additional information for the plan, which has an accumulated benefit obligation in excess of plan assets, is:

	December 31

	2002	2003

Projected benefit obligation	$443	$473
Accumulated benefit obligation (net amount recognized pre-tax)	374	429
Fair value of plan assets	0	0

Amounts recognized in the consolidated balance sheets at December 31:
Amount recognized as accrued benefit cost	(265)	(293)
Additional minimum liability recognized in other comprehensive income (pre-tax)	(109)	(136)

DEFINED CONTRIBUTION PLANS

We maintain several contributory savings plans that cover substantially all employees. The BellSouth Retirement Savings Plan and the BellSouth Savings and Security Plan (collectively, the Savings Plans) are tax-qualified defined contribution plans. Assets of the plans are held by two trusts (the Trusts), which, in turn, are part of the BellSouth Master Savings Trust.

    In 1990, we incorporated a leveraged Employee Stock Ownership Plan (ESOP) into the Savings Plans. The Trusts borrowed $850 by issuing amortizing notes that were guaranteed by BellSouth. The Trusts used the loan proceeds to purchase shares of BellSouth common stock in the open market. These shares were held in suspense accounts in the Trusts; a scheduled number of shares were released for allocation to participants as each semiannual loan payment was made. The Trusts serviced the debt with contributions from us and with dividends paid on the shares held by the Trusts. None of the shares held by the Trusts are subject to repurchase.
    We match a portion of employees’ eligible contributions to the Savings Plans at rates determined annually by the Board of Directors. Our matching obligation is fulfilled with shares released from the suspense accounts semiannually for allocation to participants. The number of shares allocated to each participant’s account is based on the market price of the shares at the time of allocation. If shares released for allocation do not fulfill our matching obligation, we will make further contributions to the Trusts to fund the purchase of additional shares in the open market to fulfill the remaining obligation.
    During 2003, the final debt service payments were made on the loans to the Trusts and all remaining shares held by the leveraged ESOP were allocated to participants, thus terminating the leveraged ESOP arrangement. Future contributions by participants will be matched at approved rates in cash.
    We recognized expense using the shares allocated accounting method, which combines the cost of the shares allocated for the period plus interest incurred, reduced by the dividends used to service the ESOP debt. Dividends on all ESOP shares are recorded as a reduction to retained earnings, and all ESOP shares are included in the computation of earnings per share.

	2001	2002	2003

Compensation cost	$37	$38	$55
Interest expense	$15	$9	$2
Actual interest on ESOP Notes	$22	$12	$2
Cash contributions, excluding dividends paid to the trusts	$79	$84	$86
Dividends paid to the trusts, used for debt service	$39	$34	$14
Shares allocated to participants (millions)	53.4	58.6	63.5
Shares unallocated (millions)	10.1	4.9	0.0

Note L – Financial Instruments

The recorded amounts of cash and cash equivalents, temporary cash investments, bank loans and commercial paper approximate fair value due to the short-term nature of these instruments. The fair value for BST’s long-term debt is estimated based on the closing market prices for each issue at December 31, 2002 and 2003. Fair value estimates for the Guarantee of ESOP Debt, BellSouth Corporation long-term debt, foreign exchange contracts, foreign currency swaps and interest rate swaps are based on quotes from dealers. Since judgment is required to develop the estimates, the estimated amounts presented herein may not be indicative of the amounts that we could realize in a current market exchange.

76      BELLSOUTH 2003

    Following is a summary of financial instruments comparing the fair values to the recorded amounts as of December 31:

	2002

	Recorded	Estimated
	Amount	Fair Value

Debt:
Issued by BST	$6,439	$6,738
Issued by BellSouth Corporation	9,231	10,047
Issue by Latin America entities	1,634	1,198
Other debt and discounts	(15)	(15)
Guarantee of ESOP debt	108	108

	$17,397	$18,076
Interest rate swaps, net liability	$111	$111
Foreign currency swaps, net liability	$263	$263

	2003

	Recorded	Estimated
	Amount	Fair Value

Debt:
Issued by BST	$4,713	$4,950
Issued by BellSouth Corporation	8,822	9,528
Issue by Latin America entities	1,556	1,458
Other debt and discounts	(111)	(111)

	$14,980	$15,825
Interest rate swaps, net liability	$75	$75

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

INTEREST RATE SWAPS

We enter into interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. We were a party to various interest rate swaps, which qualify for hedge accounting and we believe are 100% effective. The following table summarizes the weighted average rates and notional amounts of these agreements for the years:

	2002	2003

Pay fixed/receive variable (cash flow hedge):
Notional amount	$1,144	$1,120
Rate paid	5.84%	5.75%
Rate received	1.79%	1.22%
Pay variable/receive fixed (fair value hedge):
Notional amount	$230	$125
Rate paid	0.93%	1.09%
Rate received	2.75%	2.22%

    The change in fair market value for derivatives designated as hedging the exposure to variable cash flows of a forecasted transaction is recognized as a component of other comprehensive income, net of tax impacts. As of December 31, 2003, there are unrecognized losses of $56 recorded in other comprehensive income. The change in fair market value for derivatives designated as hedging the exposure to changes in the fair value of a recognized asset or liability, is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. During 2003, the change in value of our fair value hedges of $5 was completely offset by the change in the fair value of the hedged items, resulting in no impact to net income. The cash flow swaps mature in 2005 and the fair value swaps mature in 2008.

FOREIGN CURRENCY SWAPS

In March 2002 we entered into three foreign currency swap contracts, which qualify as cash flow hedges, to mitigate foreign currency risk on loans we extended to KPN for approximately €2,154. As a result of the early repayment of the KPN advances in April 2003, we settled these currency swaps and recorded a gain of $20, or $13 net of tax.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to these receivables, other than those from long distance carriers, are limited due to the composition of the customer base, which includes a large number of individuals and businesses. Accounts receivable from long distance carriers totaled $165 at December 31, 2003 and $275 at December 31, 2002.

Note M – Shareholders’ Equity

COMMON STOCK AUTHORIZED

Our articles of incorporation authorize the issuance of 8,650,000,000 shares of common stock, par value $1 per share. Our Board of Directors is authorized to create from the unissued common stock one or more series, and, prior

BELLSOUTH 2003      77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

to the issuance of any shares in any particular series, to fix the voting powers, preferences, designations, rights, qualifications, limitations or restrictions of such series. The Board has not created any series of common stock.

PREFERRED STOCK AUTHORIZED

Our articles of incorporation authorize 100 million shares of cumulative first preferred stock having a par value of $1 per share, of which 30 million shares have been reserved and designated series B for possible issuance under a shareholder rights plan. As of December 31, 2003, no preferred shares had been issued. The series A first preferred stock was created for a previous shareholder rights plan which has expired.

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

SHARES HELD IN TRUST AND TREASURY

Shares held in trust and treasury, at cost, as of December 31 are comprised of the following:

	2002		2003

	Shares		Shares
	(in millions)	Amount	(in millions)	Amount

Shares held in treasury	123	$4,757	153	$5,333
Shares held by grantor trust	37	615	37	659

Shares held in trust and treasury	160	$5,372	190	$5,992

Treasury Shares

Shares held in trust and treasury include treasury share purchases made by the company primarily in open market transactions under repurchase plans and to satisfy shares issued in connection with employee and director share plans. In July 2002, we announced our intention to purchase up to $2 billion of our outstanding common stock through December 31, 2003. Purchases under that program were as follows:

	Number of
	shares	Aggregate	Average
	purchased	purchase	price
	(in millions)	price	per share

2002	14.8	$356	$24.13
2003	35.0	$858	$24.50

Total	49.8	$1,214	$24.39

    In addition, we purchased 7.6 million shares for an aggregate of $235 prior to the commencement of the $2 billion program. We reissued 4.9 million shares in 2002 and 4.5 million shares in 2003 in connection with various employee and director benefit plans.

Grantor Trusts

We have grantor trusts that are designed to provide funding for the benefits payable under certain nonqualified benefit plans. The trusts are funded with shares of BellSouth stock and marketable securities. The trusts are irrevocable, and assets contributed to the trusts can only be used to pay such benefits with certain exceptions. These trusts are wholly owned by BellSouth and its subsidiaries and are consolidated in our financial statements. Accordingly, the shares of BellSouth stock held by the trusts have been classified as a reduction to shareholders’ equity in the consolidated balance sheets and are not considered in the computation of shares outstanding for financial reporting purposes.

GUARANTEE OF ESOP DEBT

The amount equivalent to the guarantee of the amortizing notes issued by our ESOP trusts is presented as a reduction to shareholders’ equity. The amount recorded as a decrease in shareholders’ equity represents the cost of unallocated BellSouth common stock purchased with the proceeds of the amortizing notes and the timing difference resulting from the shares allocated accounting method. See Note K for further information.

78      BELLSOUTH 2003

OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) is comprised of the following components as of December 31:

	2002	2003

Cumulative foreign currency translation adjustment	$(609)	$(444)
Minimum pension liability adjustment	(71)	(89)
Net unrealized losses on derivatives	(57)	(56)
Net unrealized gains (losses) on securities	(3)	4

	$(740)	$(585)

Note N – Stock Compensation Plans

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for stock-based employee compensation by retroactive restatement of all periods presented. As a result, stock-based compensation cost related to stock options of $203 ($123 net of tax or $0.07 per share) for 2001, $159 ($100 net of tax or $0.05 per share) for 2002 and $114 ($72 net of tax or $0.04 per share) for 2003 is included in our results of operations. Net income and earnings per share for 2001, 2002, and 2003 were decreased by the net amounts shown above. The balances for retained earnings for all periods presented have been adjusted for the effect (net of income taxes) of applying retroactively the fair value method of accounting for stock-based compensation.

    At December 31, 2003, we have stock options outstanding under several stock-based compensation plans. The BellSouth Corporation Stock Plan (the Stock Plan) provides for grants to key employees of stock options and various other stock-based awards. One share of BellSouth common stock is the underlying security for any award. The number of shares available for future grant under the BellSouth Corporation Stock Plan (as amended on December 5, 2000) is equal to 1.25% of total BellSouth shares outstanding at the time of grant, plus, for each prior calendar year since the effective date of the plan, the excess of shares available for grant in that calendar year over the number of shares granted in that calendar year. Prior to adoption of the Stock Plan, stock options were granted under the BellSouth Corporation Stock Option Plan. Stock options granted under both plans entitle an optionee to purchase shares of BellSouth common stock within prescribed periods at a price either equal to, or in excess of, the fair market value on the date of grant. Options granted under these plans generally become exercisable at the end of three to five years and have a term of 10 years.

	2001	2002	2003

Options outstanding at January 1	84,814,050	93,467,300	106,328,465
Options granted	16,361,471	19,376,330	14,374,127
Options exercised	(5,344,850)	(3,757,663)	(4,495,974)
Options forfeited	(2,363,371)	(2,757,502)	(3,365,745)
Options outstanding at December 31	93,467,300	106,328,465	112,840,873

Weighted-average option prices per common share:
Outstanding at January 1	$33.09	$35.10	$35.68
Granted at fair market value	$42.10	$35.98	$21.96
Exercised	$21.02	$17.55	$17.94
Forfeited	$44.25	$42.44	$38.85
Outstanding at December 31	$35.10	$35.68	$34.52
Weighted-average fair value of options granted at fair market value during the year	$10.99	$ 9.39	$ 4.20
Options exercisable at December 31	53,116,756	64,431,978	70,615,852
Shares available for grant at December 31	46,102,961	48,345,455	54,881,922

   The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2002	2003

Expected life (years)	5	5	5
Dividend yield	1.81%	2.19%	3.87%
Expected volatility	26.0%	29.0%	29.0%
Risk-free interest rate	4.74%	4.03%	2.65%

   The following table summarizes information about stock options outstanding at December 31, 2003:

Outstanding				Exercisable

			Average		Average
Exercise	Options	Average	Exercise	Options	Exercise
Price Range	(millions)	Life(a)	Price	(millions)	Price

$14.77 - $20.67	4,316,331	1.11	$16.58	4,302,031	$16.58
$20.91 - $22.19	28,212,879	5.78	$21.76	14,729,529	$21.78
$22.20 - $30.91	17,977,203	5.58	$29.83	12,780,781	$30.66
$31.03 - $41.00	16,856,941	7.77	$38.95	4,527,913	$38.49
$41.26 - $51.78	45,477,519	6.22	$44.37	34,275,598	$44.99

$14.77 - $51.78	112,840,873	6.04	$34.52	70,615,852	$35.40

(a)	Average contractual life remaining in years.

Note O – Segment Information

We have four reportable operating segments: (1) Communications Group; (2) Domestic Wireless; (3) Latin America Group; and (4) Advertising and Publishing Group.

    We own an approximate 40% economic interest in Cingular Wireless, and share joint control of the venture with SBC Communications, Inc. We account for the investment under the equity method. For management purposes

BELLSOUTH 2003      79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

we evaluate our domestic wireless segment based on our proportionate share of Cingular’s results. Accordingly, results for our domestic wireless segment reflect the proportional consolidation of 40% of Cingular’s results.

    The following table provides information for each operating segment:

	2001	2002	2003

Communications Group
External revenues	$18,927	$18,334	$18,255
Intersegment revenues	144	155	193
Total segment revenues	19,071	18,489	18,448
Depreciation and amortization	4,114	4,161	3,771
Segment operating income	5,611	4,916	4,843
Interest expense	597	498	407
Income taxes	1,838	1,671	1,645
Segment net income	$3,208	$2,751	$2,829
Segment assets	$32,525	$31,925	$32,354
Capital expenditures	$5,125	$3,337	$2,824

Domestic Wireless
External revenues	$5,707	$5,961	$6,193
Intersegment revenues	–	–	–
Total segment revenues	5,707	5,961	6,193
Depreciation and amortization	767	740	835
Segment operating income	1,020	1,086	915
Interest expense	328	364	343
Net earnings (losses) of equity affiliates	(29)	(106)	(129)
Income taxes	251	224	159
Segment net income	$425	$357	$261
Segment assets	$9,012	$9,649	$10,210
Capital expenditures	$1,262	$1,234	$1,094

Latin America Group
External revenues	$2,910	$2,233	$2,294
Intersegment revenues	25	5	4
Total segment revenues	2,935	2,238	2,298
Depreciation and amortization	605	440	367
Segment operating income	268	279	329
Interest expense	195	138	121
Interest income	36	23	30
Net earnings (losses) of equity affiliates	(36)	(10)	18
Income tax expense (benefit)	66	(28)	27
Segment net income (loss)	$(46)	$108	$161
Segment assets	$6,574	$3,717	$3,895
Equity method investments	127	108	119
Capital expenditures	$500	$247	$268
Advertising and Publishing Group
External revenues	$2,072	$2,134	$2,033
Intersegment revenues	18	23	17
Total segment revenues	2,090	2,157	2,050
Depreciation and amortization	29	29	26
Segment operating income	982	898	973
Interest expense	16	12	7
Income taxes	374	340	368
Segment net income	$596	$545	$600
Segment assets	$1,843	$1,703	$1,002
Capital expenditures	$63	$29	$28

RECONCILIATION TO

CONSOLIDATED FINANCIAL INFORMATION

	2001	2002	2003

Operating revenues
Total reportable segments	$29,803	$28,845	$28,989
Cingular proportional consolidation	(5,707)	(5,961)	(6,193)
Advertising and publishing accounting change	1	(49)	–
Unbilled receivable adjustment	–	(163)	–
Refund of customer late fees in Florida	–	(108)	–
Corporate, eliminations and other	33	(124)	(161)

Total consolidated	$24,130	$22,440	$22,635

Operating income
Total reportable segments	$7,881	$7,179	$7,060
Cingular proportional consolidation	(1,020)	(1,086)	(915)
Advertising and publishing accounting change	41	1	–
Unbilled receivable adjustment	–	(163)	–
Restructuring charge and asset impairment	(431)	(914)	(162)
Pension settlement loss	–	(167)	(47)
Adjustment to ISP accrual	(143)	–	–
Refund of customer late fees in Florida	–	(108)	–
Corporate, eliminations and other	(190)	4	(30)

Total consolidated	$6,138	$4,746	$5,906

Net Income
Total reportable segments	$4,183	$3,761	$3,851
Advertising and publishing accounting change	27	1	–
Unbilled receivable adjustment	–	(101)	–
Restructuring charge and asset impairments	(274)	(589)	(99)
Pension settlement loss	–	(100)	(29)
Adjustment to ISP accrual	(88)	–	–
Refund of customer late fees in Florida	–	(70)	–
Foreign currency transaction gains (losses)	(230)	(597)	110
Brazil loan impairments	–	(263)	–
Net gain (loss) on ownership transactions	28	806	(234)
Net gains (losses) on sale or impairment of securities	(1,263)	(274)	22
Cumulative effect of changes in accounting principle	–	(1,285)	315
Early extinguishment of debt	–	(22)	–
Corporate, eliminations and other	64	56	(32)

Total consolidated	$2,447	$1,323	$3,904

    The Cingular proportional consolidation shown above represents the amount necessary to reconcile the proportional results of Cingular to GAAP results.

80      BELLSOUTH 2003

    Reconciling items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. Net gain (loss) on ownership transactions include: for 2001, gains from the sale of investments in SkyCell and BellSouth International Wireless Services; in 2002, a gain from the conversion of our ownership interest in E-Plus and a loss associated with the disposal of one of our Brazilian advertising and publishing companies; and for 2003, losses from the sale of two Brazilian wireless companies.

    Net revenues to external customers are based on the location of the customer. Geographic information as of December 31 is as follows:

	United
	States	International	Total

2001:
Revenues	$21,220	$2,910	$24,130
Long-lived assets	39,936	5,255	45,191

2002:
Revenues	$20,207	$2,233	$22,440
Long-lived assets	39,106	2,511	41,617

2003:
Revenues	$20,341	$2,294	$22,635
Long-lived assets	38,537	2,316	40,853

Note P – Foreign Currency

Argentina

In Argentina, we own an 86.7% interest in CRM, a wireless communications company, which we consolidate in our financial statements. In January 2002, the Argentine government announced economic reforms, including a devaluation of its national currency, the Argentine Peso. The Argentine Peso lost over 71% of its value as compared to the US Dollar in 2002. Based on the net monetary position of CRM, we recorded foreign currency transaction losses of $683 during 2002. We are recording a valuation allowance on the net operating losses, deferring recognition of the tax benefits generated by these losses due to the potentially limited tax carry forward period in Argentina. The value of the Argentine Peso as compared to the US Dollar slightly recovered during 2003 resulting in the recognition of foreign currency transaction gains of $104 during 2003.

Venezuela

In Venezuela, we own a 78.2% interest in Telcel, a wireless communications company, which we also consolidate in our financial statements. In February 2002, the Venezuelan government let the Bolivar float freely. The Bolivar subsequently devalued approximately 44% since the beginning of our fiscal period 2002. Based on Telcel’s net monetary position, we recorded foreign currency transaction gains of $89 in 2002 and $5 in 2003. In addition, Venezuela is no longer considered a hyper inflationary economy, which resulted in a change in the functional currency from the US Dollar to the Bolivar. As a result, remeasurement of non-monetary assets and liabilities is reflected as a foreign currency translation adjustment in the other comprehensive income portion of shareholders’ equity.

    During February 2003, the Venezuelan government announced a new foreign exchange control regime and set a fixed exchange rate of 1,600 Bolivars to the US Dollar. There are currently currency restrictions in place in Venezuela that limit our ability to physically convert local currency to US Dollars. Because of the currency controls, we are accumulating significant balances in Bolivars held in local banks. We are currently analyzing available alternatives in order to convert the currency into US Dollars. During February 2004, the official exchange rate was adjusted by the government to 1,920 Bolivars to the US Dollar, but the currency exchange restrictions were not lifted. This devaluation will result in a reduction to revenues and net income of our Venezuelan operation beginning in the first quarter of 2004. The government has established procedures for the conversion of Bolivars into US Dollars for the import of a limited number of goods and services. Our local operation has been able to make limited purchases of dollars for the import of cellular handsets used in its business.
    Due to the currency controls, there is no free market currency exchange rate. Therefore, in preparing our consolidated financial statements, we used the exchange rate established by the Venezuelan government of 1,600 Bolivars to the US Dollar to translate the local currency financial statements into our reporting currency, the US Dollar. When the Bolivar resumes trading on the open market, the exchange rate may be different than the rate set by the government. A significant devaluation of the local currency would result in a decline in revenues and, to a lesser extent, operating expenses when reported in the US Dollar. To the extent permissible by regulatory and market conditions, a portion of the effect of a devaluation could be offset by local rate increases. As an example, a devaluation in the Venezuelan currency from the 1,600 rate used in our financial statements to 3,000 Bolivars to the US Dollar would equate to a decrease in revenues of approximately $421 for 2003, not taking into consideration any potential impacts from offsetting local rate increases. Such a change in the exchange rate would also result in a reduction in the company’s net assets of approximately $339, which would be reported as a reduction in shareholder’s equity through the cumulative foreign currency translation adjustment. Because certain expenses are settled in US Dollars, determination of the net income impact of such a devaluation is not practicable.
    We are monitoring the situation, but continue to believe it is temporary in nature. Therefore, we have continued to consolidate the financial statements of this operation in accordance with SFAS No. 94. In the event the currency restrictions are deemed other-than-temporary, we would cease to consolidate this operation and would reflect the investment using the cost method of accounting.

BELLSOUTH 2003      81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

Note Q –	Commitments and Contingencies

LEASES

We have entered into operating leases for facilities and equipment used in operations. Rental expense under operating leases was $319 for 2001, $329 for 2002, and $345 for 2003. Capital leases currently in effect are not significant. The following table summarizes the approximate future minimum rentals under noncancelable operating leases in effect at December 31, 2003:

Minimum Rentals

2004	$160
2005	139
2006	119
2007	104
2008	90
Thereafter	376

Total	$988

OUTSIDE PLANT

We currently self-insure all of our outside plant against casualty losses. Such outside plant, located in the nine southeastern states served by BST, is susceptible to damage from severe weather conditions and other perils. The net book value of outside plant was $7,308 at December 31, 2002 and $8,527 at December 31, 2003.

GUARANTEES

In most of our sale and divestiture transactions we indemnify the purchaser for various items including labor and general litigation as well as certain tax matters. Generally, the terms last one to five years for general and specific indemnities and for the statutory review periods for tax matters. The events or circumstances that would require us to perform under the indemnity are transaction and circumstance specific. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable. In addition, in the normal course of business, we indemnify counterparties in certain agreements. The nature and terms of these indemnities vary by transaction. Historically, we have not incurred significant costs related to performance under these types of indemnities.

PURCHASE OBLIGATIONS

As of December 31, 2003, we have contracts in place to outsource certain services, principally information technology. We also have several significant commitments with large vendors to purchase telecommunications equipment, software and services.

    The following table discloses aggregate information about these purchase obligations and the periods in which payments are due:

	Payments Due by Period

		Less than
	Total	1 year	2005-2007	2008-2010	After 2010

Unconditional purchase obligations(1)	$3,563	$807	$2,156	$600	–

(1)	The total unconditional purchase obligation includes $323 related to agreements with Qwest and Accenture that do not stipulate annual minimum purchases. The agreement with Qwest expires in 2006 and the Accenture agreement expires in 2007. These amounts are included in the 2005-2007 column above.

PUT-CALL PROVISIONS

Venezuela

We own a 78.2% interest in Telcel, our Venezuelan operation. Telcel’s other major shareholder holds an indirect 21% interest in Telcel. Under a Stock Purchase Agreement, that shareholder has the right to initiate a process that could require us to purchase (the puts), and we have the right to initiate a process that could require that shareholder to sell (the calls) to us, the shareholder’s interest in Telcel. Notice of the initiation of the process with respect to approximately half of that shareholder’s interest was to be given in 2000 and notice with respect to the remaining balance was to be given in 2002. If we exercise our call right, we would purchase that shareholder’s interest at between 100% and 120% of its appraised fair value. If we are required to purchase the interest, we would do so at between 80% and 100% of its appraised fair value.

    In 2000, the shareholder initiated a process for appraising the value of approximately half of its interest in Telcel, but the process was not completed. The shareholder also has sent a letter purporting to exercise the balance of the puts under the Stock Purchase Agreement. We are currently in arbitration with the shareholder over alleged breaches by BellSouth and the shareholder of the Stock Purchase Agreement, including the timing of the valuation and whether the process was properly initiated in 2000. The arbitration does not directly involve the valuation of the balance of the puts. The shareholder is seeking damages and specific performance, and BellSouth is seeking, among other things, unspecified damages and a ruling that it has not breached the Stock Purchase Agreement in any respect. The arbitration also related to an alleged oral agreement to buy out the shareholder’s entire interest in Telcel, which we argue does not exist. The first stage of the hearing on these matters occurred in early 2004, with additional hearings scheduled for the second quarter of 2004. If the arbitration panel rules against BellSouth, it is possible that the appraised fair value of the shareholder’s interest in Telcel could be substantially in excess of current value. At this time, the likely outcome of this arbitration cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

82      BELLSOUTH 2003

Colombia

We own approximately 66% of BellSouth Colombia. Our principal partner holds approximately 34%. We have agreed with our partner to a series of related put and call agreements whereby we can acquire, or could be compelled by our partner to acquire, additional shares of the Colombian operation currently held by our partner for a price equal to the appraised fair value. During the first put/call period, we have the right, but not the obligation, to call and our partner has the right, but not the obligation, to put to us approximately one-third of our partner’s holding in the Colombian operation. In February 2004, we exercised our call right with respect to the first put/call provision. As a result, we agreed to purchase 11.6% of the Colombian operation from our partner. The purchase price for the additional interest is $32 and will be funded from cash on hand. Under a second put/call option, the remaining balances of our partner’s shares (100% of the partner’s shares if the first put/call expires unexercised) can be called by us or put to us beginning in 2006 until 2009. We cannot predict if either party will exercise its rights under the second put/call option provision.

RECIPROCAL COMPENSATION

Following the enactment of the Telecommunications Act of 1996, our telephone company subsidiary, BellSouth Telecommunications, Inc. (BST), and various competitive local exchange carriers entered into interconnection agreements providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. These agreements were the subject of litigation before various regulatory commissions. After an FCC ruling in April 2001 prescribing new rates, BellSouth settled its claims with competitors for traffic occurring through mid-June 2001, and entered into agreements that contained the FCC rates for traffic occurring from mid-June 2001 forward. The District of Columbia Circuit Court of Appeals, in the second quarter of 2002, remanded the ruling to the FCC to implement a rate methodology consistent with the Court’s opinion. The FCC’s previous rules and rates remain in effect while it reconsiders them. A change in the rules or rates could increase our expenses.

REGULATORY MATTERS

Beginning in 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission (PSC) under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new state statute, adopted subsequent to the PSC’s approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the PSC. The election became effective during August 1999. The South Carolina Consumer Advocate petitioned the PSC seeking review of the level of our earnings during the 1996-1998 period when we operated under the subsequently invalidated price regulation plan. The PSC dismissed the petition in November 1999 and issued orders confirming the vote in February and June of 2000. In July 2000, the Consumer Advocate appealed the PSC’s dismissal of the petition. In January 2004, the court hearing the appeal affirmed the PSC’s decision. An appeal of this decision to the South Carolina Supreme Court is probable. If the Consumer Advocate prevails, the case could be remanded to the PSC, which could, after considering evidence, order refunds to customers in South Carolina, which in the aggregate may be material to the company. At this time, we are unable to predict the outcome of this appeal and, therefore, cannot determine the impact, if any, this matter may have on future earnings.

LEGAL PROCEEDINGS

On April 29, 2002 five African-American employees filed a putative class action lawsuit, captioned Gladys Jenkins et al. v. BellSouth Corporation, against the Company in the United States District Court for the Northern District of Alabama. The complaint alleges that BellSouth discriminated against current and former African-American employees with respect to compensation and promotions in violation of Title VII of the Civil Rights Act of 1964 and 42 USC. Section 1981. Plaintiffs purport to bring the claims on behalf of two classes: a class of all African-American hourly workers employed by BellSouth at any time since April 29, 1998, and a class of all African-American salaried workers employed by BellSouth at any time since April 29, 1998 in management positions at or below Job Grade 59/Level C. The plaintiffs are seeking unspecified amounts of back pay, benefits, punitive damages and attorneys’ fees and costs, as well as injunctive relief. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

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

BELLSOUTH 2003      83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

inflate revenues; (4) failed to take a reserve for refunds that ultimately came due following litigation over late payment charges; and (5) failed to properly write down goodwill of its Latin American operations. The plaintiffs are seeking an unspecified amount of damages, as well as attorneys’ fees and costs. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

    In February 2003, a similar complaint was filed in the Superior Court of Fulton County, Georgia on behalf of participants in BellSouth’s Direct Investment Plan alleging violations of Section 11 of the Securities Act. Defendants removed this action to federal court pursuant to the provisions of the Securities Litigation Uniform Standards Act of 1998. On or about July 3, 2003, the federal court issued a ruling that the case should be remanded to Fulton County Superior Court. The plaintiffs are seeking an unspecified amount of damages, as well as attorneys’ fees and costs. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.
    In September and October 2002 three substantially identical class action lawsuits were filed in the United States District Court for the Northern District of Georgia against BellSouth, its directors, three of its senior officers, and other individuals, alleging violations of the Employee Retirement Income Security Act (“ERISA”). The cases have been consolidated and on April 21, 2003, a Consolidated Complaint was filed. The plaintiffs, who seek to represent a putative class of participants and beneficiaries of BellSouth’s 401(k) plan (the “Plan”), allege in the Consolidated Complaint that the company and the individual defendants breached their fiduciary duties in violation of ERISA, by among other things, (1) failing to provide accurate information to the Plan participants and beneficiaries; (2) failing to ensure that the Plan’s assets were invested properly; (3) failing to monitor the Plan’s fiduciaries; (4) failing to disregard Plan directives that the defendants knew or should have known were imprudent and (5) failing to avoid conflicts of interest by hiring independent fiduciaries to make investment decisions. The plaintiffs are seeking an unspecified amount of damages, injunctive relief, attorneys’ fees and costs. Certain underlying factual allegations regarding BellSouth’s advertising and publishing subsidiary and its Latin American operation are substantially similar to the allegations in the putative securities class action captioned In re BellSouth Securities Litigation, which is described above. At this time, the likely outcome of the cases cannot be predicted, nor can a reasonable estimate of loss, if any, be made.
    In October 2002, a number of antitrust class action lawsuits were filed against BellSouth in federal district courts in Atlanta, Georgia and Ft. Lauderdale, Florida. The plaintiffs purport to represent putative classes consisting of all BellSouth local telephone service subscribers and/or all subscribers of competitive local exchange carriers in nine southeastern states since 1996. The plaintiffs allege that BellSouth engaged in unlawful anticompetitive conduct in violation of state and federal antitrust laws by, among other things, (1) denying competitors access to certain essential facilities necessary for competitors to provide local telephone service; (2) using its monopoly power in the wholesale market for local telephone service as leverage to maintain a monopoly in the retail market; and (3) failing to provide the same quality of service, access and billing to competitors that it provides its own retail customers. The plaintiffs are seeking an unspecified amount of treble damages, injunctive relief, as well as attorneys’ fees and costs. At this time, the likely outcome of the cases cannot be predicted, nor can a reasonable estimate of loss, if any, be made.
    A consumer class action alleging antitrust violations of Section 1 of the Sherman Antitrust Act was recently filed against BellSouth, Verizon, SBC and Qwest in Federal Court in the Southern District of New York. The complaint alleged that defendants conspired to restrain competition by “agreeing not to compete with one another and otherwise allocating customers and markets to one another.” The plaintiffs are seeking an unspecified amount of treble damages and injunctive relief, as well as attorneys’ fees and expenses. In October 2003, the district court dismissed the complaint for failure to state a claim and the case is now on appeal.

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

Note R – Related Party Transactions

In addition to the advances to affiliates discussed in Note D and activity related to Cingular discussed in Note K, other significant transactions with related parties are summarized in the succeeding paragraphs. We generated revenues of approximately $304 in 2001, $386 in 2002, and $426 in 2003 from the provision of local interconnect and long distance services to Cingular and agent commissions from Cingular.

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

84      BELLSOUTH 2003

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

Note S –	Subsidiary Financial Information

We have fully and unconditionally guaranteed all of the outstanding debt securities of BellSouth Telecommunications, Inc. (“BST”), which is a 100% owned subsidiary of BellSouth. In accordance with SEC rules, BST is no longer subject to the reporting requirements of the Securities Exchange Act of 1934, and we are providing the following condensed consolidating financial information. BST is listed separately because it has debt securities, registered with the SEC, that we have guaranteed. We revised the condensed consolidating financial information as of December 31, 2002 and December 31, 2001 and for the years then ended to reflect the application by BST and BellSouth (Parent) of the equity method of accounting for investments in their subsidiaries. The Other column represents all other wholly owned subsidiaries excluding BST and BST subsidiaries. The Adjustments column includes the necessary amounts to eliminate the intercompany balances and transactions between BST, Other and Parent and to consolidate wholly owned subsidiaries to reconcile to our consolidated financial information.

    The revisions described above had no effect on the consolidated financial statements. Further, the revisions had no effect on the revenues or net income in the BST column. The primary impact of these revisions on the December 31, 2002 consolidating information was an approximate $19 billion increase in Parent Shareholders’ Equity (of which $17 billion was an increase in Investments in Subsidiaries) and a reclassification of approximately $3 billion between Accounts Receivable and Investments in the BST column. Additionally, there were reclassifications between Operating Expenses, Equity in Earnings and Income Taxes. These changes resulted in increases in Operating Expenses, Cash Flows, and Equity in Earnings, and decreases in Income Taxes in the BST column, which were offset by changes within the Adjustments column. We do not believe any of these revisions are material.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Year Ended December 31, 2001

				Adjust-
	BST	Other	Parent	ments	Total

Total operating revenues	$18,267	$8,659	$–	$(2,796)	$24,130
Total operating expenses	15,307	6,912	125	(4,352)	17,992

Operating income	2,960	1,747	(125)	1,556	6,138
Interest expense	853	434	632	(604)	1,315
Net earnings (losses) of equity affiliates	1,160	478	3,680	(4,853)	465
Other income (expense), net	15	(5)	(1,173)	(311)	(1,474)

Income before income taxes and cumulative effect of changes in accounting principle	3,282	1,786	1,750	(3,004)	3,814
Provision (benefit) for income taxes	749	647	(697)	668	1,367

Income before cumulative effect of changes in accounting principle	2,533	1,139	2,447	(3,672)	2,447
Cumulative effect of changes in accounting principle	–	–	–	–	–

Net income (losses)	$2,533	$1,139	$2,447	$(3,672)	$2,447

BELLSOUTH 2003      85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

	For the Year Ended December 31, 2002

				Adjust-
	BST	Other	Parent	ments	Total

Total operating revenues	$17,515	$7,423	$–	$(2,498)	$22,440
Total operating expenses	15,292	6,263	114	(3,975)	17,694

Operating income	2,223	1,160	(114)	1,477	4,746
Interest expense	617	343	610	(382)	1,188
Net earnings (losses) of equity affiliates	1,015	86	2,899	(3,920)	80
Other income (expense), net	(46)	881	184	(241)	778

Income before income taxes and cumulative effect of changes in accounting principle	2,575	1,784	2,359	(2,302)	4,416
Provision (benefit) for income taxes	582	882	(249)	593	1,808

Income before cumulative effect of changes in accounting principle	1,993	902	2,608	(2,895)	2,608
Cumulative effect of changes in accounting principle	–	(1,285)	(1,285)	1,285	(1,285)

Net income (losses)	$1,993	$(383)	$1,323	$(1,610)	$1,323

	For the Year Ended December 31, 2003

				Adjust-
	BST	Other	Parent	ments	Total

Total operating revenues	$17,400	$7,989	$–	$(2,754)	$22,635
Total operating expenses	14,838	6,114	25	(4,248)	16,729

Operating income	2,562	1,875	(25)	1,494	5,906
Interest expense	537	174	580	(243)	1,048
Net earnings (losses) of equity affiliates	1,067	511	3,900	(5,013)	465
Other income (expense), net	(10)	190	111	(14)	277

Income before income taxes and cumulative effect of changes in accounting principle	3,082	2,402	3,406	(3,290)	5,600
Provision (benefit) for income taxes	730	845	(183)	619	2,011

Income before cumulative effect of changes in accounting principle	2,352	1,557	3,589	(3,909)	3,589
Cumulative effect of changes in accounting principle	816	(501)	315	(315)	315

Net income (losses)	$3,168	$1,056	$3,904	$(4,224)	$3,904

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2002					December 31, 2003

				Adjust-					Adjust-
	BST	Other	Parent	ments	Total	BST	Other	Parent	ments	Total

ASSETS
Current assets:
Cash and cash equivalents	$–	$752	$1,643	$87	$2,482	$5	$1,190	$3,227	$134	$4,556
Accounts receivable, net	53	1,901	2,807	(632)	4,129	68	1,201	3,204	(1,545)	2,928
Other current assets	367	695	81	108	1,251	393	773	81	118	1,365

Total current assets	420	3,348	4,531	(437)	7,862	466	3,164	6,512	(1,293)	8,849

Investments and advances	3,331	6,924	23,340	(23,854)	9,741	3,464	7,913	22,609	(25,434)	8,552
Property, plant and equipment, net	21,352	2,037	5	51	23,445	21,818	1,947	4	38	23,807
Deferred charges and other assets	4,892	329	124	381	5,726	5,029	287	72	467	5,855
Intangible assets, net	1,071	1,477	3	154	2,705	1,036	1,460	5	138	2,639

Total assets	$31,066	$14,115	$28,003	$(23,705)	$49,479	$31,813	$14,771	$29,202	$(26,084)	$49,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt maturing within one year	$2,844	$1,120	$2,991	$(1,841)	$5,114	$2,454	$920	$2,470	$(2,353)	$3,491
Other current liabilities	3,415	1,563	743	(1,252)	4,469	3,942	1,724	916	(1,615)	4,967

Total current liabilities	6,259	2,683	3,734	(3,093)	9,583	6,396	2,644	3,386	(3,968)	8,458

Long-term debt	5,371	3,344	6,294	(2,726)	12,283	4,970	845	6,301	(627)	11,489

Noncurrent liabilities:
Deferred income taxes	3,507	1,508	(733)	170	4,452	4,408	1,519	(751)	173	5,349
Other noncurrent liabilities	3,258	1,147	802	48	5,255	2,991	1,074	554	75	4,694

Total noncurrent liabilities	6,765	2,655	69	218	9,707	7,399	2,593	(197)	248	10,043

Shareholders’ equity	12,671	5,433	17,906	(18,104)	17,906	13,048	8,689	19,712	(21,737)	19,712

Total liabilities and shareholders’ equity	$31,066	$14,115	$28,003	$(23,705)	$49,479	$31,813	$14,771	$29,202	$(26,084)	$49,702

86      BELLSOUTH 2003

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	For the Year Ended December 31, 2001

	BST	Other	Parent	Adjustments	Total

Cash flows from operating activities	$6,308	$1,896	$3,559	$(3,765)	$7,998
Cash flows from investing activities	(4,962)	(1,183)	(3,320)	2,426	(7,039)
Cash flows from financing activities	(1,347)	(1,156)	(239)	1,314	(1,428)

Net (decrease) increase in cash	$(1)	$(443)	$–	$(25)	$(469)

	For the Year Ended December 31, 2002

	BST	Other	Parent	Adjustments	Total

Cash flows from operating activities	$6,174	$1,362	$3,434	$(2,724)	$8,246
Cash flows from investing activities	(3,166)	(479)	1,480	458	(1,707)
Cash flows from financing activities	(3,008)	(731)	(3,271)	2,361	(4,649)

Net (decrease) increase in cash	$–	$152	$1,643	$95	$1,890

	For the Year Ended December 31, 2003

	BST	Other	Parent	Adjustments	Total

Cash flows from operating activities	$7,654	$2,283	$4,038	$(5,446)	$8,529
Cash flows from investing activities	(2,918)	(685)	371	1,534	(1,698)
Cash flows from financing activities	(4,731)	(1,160)	(2,825)	3,959	(4,757)

Net (decrease) increase in cash	$5	$438	$1,584	$47	$2,074

BELLSOUTH 2003      87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

Note T –	Quarterly Financial Information (Unaudited)

In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002
Operating Revenues	$5,534	$5,780	$5,434	$5,692
Operating Income	1,369	1,199	1,042	1,136
Income Before Effect of Change in Accounting Principle	1,131	263	640	574
Net Income (Loss)	(154)	263	640	574
Basic Earnings Per Share(a):
Income Before Effect of Change in Accounting Principle	$.60	$.14	$.34	$.31
Net Income (Loss)	$(.08)	$.14	$.34	$.31
Diluted Earnings Per Share(a):
Income Before Effect of Change in Accounting Principle	$.60	$.14	$.34	$.31
Net Income (Loss)	$(.08)	$.14	$.34	$.31

2003
Operating Revenues	$5,523	$5,642	$5,728	$5,742
Operating Income	1,379	1,435	1,554	1,538
Income Before Effect of Change in Accounting Principle	915	951	936	787
Net Income (Loss)	1,230	951	936	787
Basic Earnings Per Share(a):
Income Before Effect of Change in Accounting Principle	$.49	$.51	$.51	$.43
Net Income (Loss)	$.66	$.51	$.51	$.43
Diluted Earnings Per Share(a):
Income Before Effect of Change in Accounting Principle	$.49	$.51	$.51	$.43
Net Income (Loss)	$.66	$.51	$.51	$.43

(a)	Due to rounding, the sum of quarterly EPS amounts may not agree to year-to-date EPS amounts.
    The quarters shown were affected by the following:

2002

•	During 2002, we recorded foreign currency losses, net of tax, of $204, or $0.11 per share, in first quarter, $355, or $0.19 per share, in second quarter, $13, or $0.01 per share, in third quarter and $26, or $0.01 per share, in fourth quarter.
•	We recorded losses as a result of selling shares of Qwest common stock, which reduced net income by $60, or $0.03 per share, during first quarter and $23, or $0.01 per share, during second quarter.
•	We recorded losses related to the write-down of our investments in equity securities, which reduced net income by $101, or $0.05 per share, in first quarter and $33, or $0.02 per share, in second quarter.
•	We recorded losses related to our workforce reduction of approximately 5,000 positions, which reduced net income by $225, or $0.12 per share, in second quarter and $202, or $0.11 per share, in third quarter, and $262, or $0.14 per share in fourth quarter.
•	First quarter also includes a gain related to the conversion of our ownership interest in E-Plus into KPN stock, a loss on the subsequent sale of the KPN stock, and a gain from the settlement of forward contracts associated with advances to E-Plus, all of which increased net income by $857, or $0.45 per share. In addition, first quarter includes recognition of an impairment on shareholder loans to our Brazilian equity investments, as well as the recognition of a guarantee on a portion of those operations’ debt, which resulted in a decrease to net income of $263, or $0.14 per share. Also during first quarter, we recorded a reduction to our advertising and publishing revenues, which reduced net income by $101, or $0.05 per share.
•	Third quarter also includes a charge for the refund of certain late payment fees to customers in Florida, which reduced net income by $70, or $0.04 per share.
•	Fourth quarter also includes a loss related to the sale of our remaining Brazilian yellow pages operation, which reduced net income by $51, or $0.03 per share.

2003

•	During 2003, we recorded foreign currency gains and (losses), net of tax, of $48, or $0.03 per share, in first quarter, $65, or $0.04 per share, in second quarter, $(12), or $(0.01) per share, in third quarter and $9, or $0.00 per share, in fourth quarter.
•	We recorded losses related to our workforce reduction of approximately 3,400 positions, which reduced net income by $74, or $0.04 per share, in first quarter and $12, or $0.01 per share, in second quarter, and $10, or $0.01 per share in fourth quarter.
•	Second quarter also includes a charge for the sale of one of our Brazilian equity-method investments, which reduced net income by $73, or $0.04 per share.
•	Third quarter also includes a charge for an asset impairment, which reduced net income by $32, or $0.02 per share.
•	Fourth quarter also includes a charge for the sale of one of our Brazilian equity-method investments, which reduced net income by $161, or $0.09 per share, and a gain related to the sale of Tele Cento Oeste common stock, which increased net income by $27, or $0.01 per share.

Note U – Subsequent Events

SONOFON

On February 12, 2004, we closed on a previously announced agreement to sell our interest in Danish wireless provider, Sonofon, for 3.68 billion Danish Kroner (currently equaling approximately US$600) to Telenor ASA. We received 3.05 billion Danish Kroner for our 46.5% equity stake and 630 Danish Kroner for our shareholder loan and accrued interest. Telenor, the incumbent local exchange carrier in Norway, currently owns 53.5 percent of Sonofon and shares joint control of the company with BellSouth.

88      BELLSOUTH 2003

    We will record an after-tax gain of approximately $300 in the first quarter of 2004.

AT&T WIRELESS

On February 17, 2004, Cingular announced an agreement to acquire AT&T Wireless Services, Inc. in an all cash transaction. Under the terms of the agreement, which were approved by our board of directors and the boards of directors of SBC and Cingular as well as AT&T Wireless, shareholders of AT&T Wireless will receive $15 cash per common share or approximately $41 billion. The acquisition, which is subject to the approvals of AT&T Wireless shareholders and federal regulatory authorities, and to other customary closing conditions, is expected to be completed in the fourth quarter of 2004.

    We have committed to funding our proportionate share of the all cash transaction. We expect our funding requirement will be approximately $16 billion. Funding will be achieved through a combination of existing cash on hand, cash generated from our operations prior to closing and potential asset sales. We plan to access the public debt markets for the remainder. At the time of closing, we currently anticipate our likely external funding needs to be in the $9.5 to $10.5 billion range.
    Cingular expects to achieve significant operating and capital synergies through this acquisition by consolidating networks, distribution, billing, procurement, marketing, advertising and other functions. Due to the impacts of purchase accounting at Cingular, integration costs and additional financing costs of indebtedness we expect to incur to satisfy our funding commitment to the transaction, we expect some dilution to GAAP earnings per share in the first few years subsequent to the closing of the transaction.
    SBC’s and BellSouth’s proportionate equity stake in Cingular will remain unchanged following the transaction, with SBC holding 60 percent and BellSouth 40 percent. SBC and BellSouth will continue to have equal management control.

BELLSOUTH 2003      89

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

BELLSOUTH CORPORATION

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No change in auditors or disagreements on the adoption of appropriate accounting standards or financial disclosure has occurred during the periods included in this report.

ITEM 9a.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. We also have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

    The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.
    As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective at providing reasonable assurance that all material information relating to BellSouth (including consolidated subsidiaries) required to be included in our Exchange Act reports is reported in a timely manner. In addition, based on such evaluation we have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEMS 10 THROUGH 13.

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure on page 20 in Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Information regarding our Code of Ethics, as required by Item 10 below, is included under the caption “Website Access” on page 20 of this Form 10-K.

    The additional information required by these items will be included in the registrant’s definitive proxy statement dated March 10, 2004 as follows, and is herein incorporated by reference pursuant to General Instruction G(3):

Page(s) in Definitive Proxy
Item	Description	Statement

10.	Directors and Executive Officers of the Registrant	7 to 8; 40 to 41(a)
11.	Executive Compensation	13 to 14(b); 18(c); 33 to 39(d)
12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	19; 37(e)
13.	Certain Relationships and Related Transactions	11 to 12(f); 39(g)
14.	Principal Auditor Fees and Services	15(h)

(a)	Only the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”
(b)	Only the information under the caption “Director Compensation.”
(c)	Only the information under the caption “Compensation Committee Interlocks and Insider Participation.”
(d)	Excluding the information under the captions “Equity Compensation Plan Information” and “Related Party Transactions.”
(e)	Only the information under the caption “Equity Compensation Plan Information.”
(f)	Only the information under the caption “Independent Directors.”
(g)	Only the information under the caption “Related Party Transactions.”
(h)	Only the information under the caption “Independent Auditor Fees and Services.”

90      BELLSOUTH 2003

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

	Page(s) in This
	Form 10-K

a.	Documents filed as a part of the report:
(1)	Financial Statements:
	Reports of Independent Auditors	55
	Consolidated Statements of Income	56
	Consolidated Balance Sheets	57
	Consolidated Statements of Cash Flows	58
	Consolidated Statements of Shareholders’
	Equity and Comprehensive Income	59
	Notes to Consolidated Financial Statements	60
(2)	Financial statement schedules have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.
(3)	Exhibits: Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. All management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K Report pursuant to Item 15(c) are filed as Exhibits 10 through 10ll inclusive.

Exhibit
Number
3a	Amended Articles of Incorporation of BellSouth Corporation adopted December 5, 2000. (Exhibit 3a to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
3b	Amended and Restated By-laws of BellSouth Corporation adopted September 22, 2003 (Exhibit 3b to Form 10-Q for the quarter ended September 30, 2003, File No. 1-8607.)
4	BellSouth Corporation Shareholder Rights Agreement. (Exhibit 1 to Report on Form 8-A dated November 23, 1999, File No. 1-8607.)
4a	No instrument which defines the rights of holders of long and intermediate term debt of BellSouth Corporation is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, BellSouth Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.
10a	BellSouth Corporation Officer Short Term Incentive Award Plan. (Exhibit 10y to Form 10-Q for the quarter ended September 30, 1996, File No. 1-8607.)
10c	BellSouth Corporation Executive Long Term Disability and Survivor Protection Plan as amended and restated effective January 1, 1994. (Exhibit 10c-1 to Form 10-K for the year ended December 31, 1993, File No. 1-8607.)
10d	BellSouth Corporation Executive Transfer Plan. (Exhibit 10ee to Registration Statement No. 2-87846.)
10e	BellSouth Corporation Death Benefit Program. (Exhibit 10ff to Form 10-K for the year ended December 31, 1989, File No. 1-8607.)
10f	BellSouth Corporation Plan For Non-Employee Directors’ Travel Accident Insurance. (Exhibit 10ii to Registration Statement No. 2-87846.)
10g	BellSouth Corporation Executive Incentive Award Deferral Plan as amended and restated effective September 23, 1996. (Exhibit 10g to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10h	BellSouth Corporation Nonqualified Deferred Compensation Plan as amended and restated effective November 25, 1996. (Exhibit 10h to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10i	BellSouth Corporation Supplemental Executive Retirement Plan as amended on March 23, 1998. (Exhibit 10i to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10j	BellSouth Corporation Directors Retirement Plan. (Exhibit 10qq to Form 10-K for the year ended December 31, 1986, File No. 1-8607.)
10k	BellSouth Corporation Financial Counseling Plan. (Exhibit 10r to Form 10-K for the year ended December 31, 1992, File No. 1-8607.)
10k-1	Amendment dated November 3, 1995 to the BellSouth Corporation Financial Counseling Plan for Executives. (Exhibit 10l-1 to Form 10-K for the year ended December 31, 1995, File No. 1-8607.)
10l	BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors. (Exhibit 10gg to Registration Statement No. 2-87846.)
10m	BellSouth Corporation Executive Life Insurance Plan as amended and restated as the BellSouth Split-Dollar Life Insurance Plan, effective August 31, 1998. (Exhibit 10m to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10n	BellSouth Corporation Non-Employee Director Stock Plan. (Exhibit 10z to Form 10-Q for the quarter ended March 31, 1997, File No. 1-8607.)
10p	BellSouth Non-Employee Directors Charitable Contribution Program. (Exhibit 10z to Form 10-K for the year ended December 31, 1992, File No. 1-8607.)

BELLSOUTH 2003      91

Exhibit
Number
10q	BellSouth Personal Retirement Account Pension Plan, as amended and restated effective January 1, 1998. (Exhibit 10q to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10q-1	Amendment dated December 22, 1998 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-1 to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10q-2	Amendment dated March 22, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-2 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-8607.)
10q-3	Amendment dated April 7, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-3 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-8607.)
10q-4	Amendment dated May 6, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-4 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8607.)
10q-5	Amendment dated May 6, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-5 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8607.)
10q-6	Amendment dated May 7, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-6 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8607.)
10q-7	Amendment dated September 13, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-7 to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8607.)
10q-8	Amendment dated December 22, 1999 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-8 to Form 10-K for the year ended December 31, 1999, File No. 1-8607.)
10q-9	Amendment dated December 15, 2000 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-9 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10q-10	Amendment dated December 15, 2000 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-10 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10q-11	Amendment dated December 15, 2000 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-11 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10q-12	Amendment dated December 15, 2000 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-12 to Form 10-Q for the quarter ended September 30, 2001, File No. 1-8607.)
10q-13	Amendment dated December 18, 2001 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-13 to Form 10-K for the year ended December 31, 2001, File No. 1-8607.)
10q-14	Amendment dated December 17, 2002 to the BellSouth Personal Retirement Account Pension Plan. (Exhibit 10q-14 to Form 10-K for the year ended December 31, 2002, File No. 1-8607.)
10q-15	Amendment dated December 23, 2003 to the BellSouth Personal Retirement Account Pension Plan.
10r	BellSouth Corporation Trust Under Executive Benefit Plan(s) as amended April 28, 1995. (Exhibit 10u-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10r-1	Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Executive Benefit Plan(s). (Exhibit 10s-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10r-2	Second Amendment dated July 8, 2002 to the BellSouth Corporation Trust Under Executive Benefit Plan(s). (Exhibit 10r-2 to Form 10-Q for the quarter ended September 30, 2002, File No. 1-8607.)
10r-3	First Amendment dated November 1, 2003 to the BellSouth Corporation Trust Under Executive Benefit Plan(s).
10r-4	Second Amendment dated December 17, 2003 to the BellSouth Corporation Trust Under Executive Benefit Plan(s).
10s	BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) as amended April 28, 1995. (Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10s-1	Amendment dated May 23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s). (Exhibit 10t-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10s-2	Second Amendment dated July 8, 2002 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s). (Exhibit 10s-2 to Form 10-Q for the quarter ended September 30, 2002, File No. 1-8607.)
10s-3	First Amendment dated November 1, 2003 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s).
10s-4	Second Amendment dated December 17, 2003 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s).
10t	BellSouth Corporation Trust Under Board of Directors Benefit Plan(s) as amended April 28, 1995. (Exhibit 10w-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1- 8607.)
10t-1	Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Board Directors Benefit Plan(s). (Exhibit 10u-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)

92      BELLSOUTH 2003

Exhibit
Number
10t-2	First Amendment dated November 1, 2003 to the BellSouth Corporation Trust Under Board of Directors Benefit Plan(s).
10t-3	Second Amendment dated December 17, 2003 to the BellSouth Corporation Trust Under Board of Directors Benefit Plan(s).
10u	BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s) as amended April 28, 1995. (Exhibit 10x-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10u-1	Amendment dated May 23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s). (Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10u-2	First Amendment dated November 1, 2003 to the BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s).
10u-3	Second Amendment dated December 17, 2003 to the BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s).
10v-1	The Amended and Restated BellSouth Corporation Stock Plan Effective April 24, 1995 As Amended (Exhibit 10v-1 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10w	BellSouth Retirement Savings Plan as amended and restated effective July 1, 2001. (Exhibit 10w to Form 10-K for the year ended December 31, 2001, File No. 1-8607.)
10w-1	First Amendment dated December 18, 2001 to the BellSouth Retirement Savings Plan. (Exhibit 10w-1 to Form 10-K for the year ended December 31, 2001, File No. 1-8607.)
10w-2	Second Amendment dated March 14, 2002 to the BellSouth Retirement Savings Plan. (Exhibit 10w-2 to Form 10-Q for the quarter ended September 30, 2002, File No. 1-8607.)
10w-3	Third Amendment to the BellSouth Retirement Savings Plan effective as of May 1, 2002 and December 10, 2002. (Exhibit 10w-3 to Form 10-K for the year ended December 31, 2002, File No. 1-8607.)
10w-4	Fourth Amendment dated December 23, 2003 to the BellSouth Retirement Savings Plan.
10x	BellSouth Corporation Officer Estate Enhancement Plan and Agreement. (Exhibit 10x to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10y-1	BellSouth Change in Control Executive Severance Agreements (Exhibit 10y-1 to Form 10-Q for the quarter ended September 30, 2003, File No. 1-8607.)
10z	BellSouth Compensation Deferral Plan as amended and restated effective September 28, 1998. (Exhibit 10z to Form 10-Q for the quarter ended September 30, 2001, File No. 1-8607.)
10bb	BellSouth Officer Motor Vehicle Policy. (Exhibit 10bb to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10dd	Agreement with Chief Executive Officer. (Exhibit 10dd to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10gg	Retention Agreement dated October 18, 2000 for Francis A. Dramis. (Exhibit 10gg to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10gg-1	BellSouth Corporation Stock Plan Restricted Shares Award Agreement dated October 18, 2000 for Francis A. Dramis (Exhibit 10gg-1 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10gg-2	BellSouth Corporation Stock Plan Restricted Shares Award Escrow Agreement dated October 18, 2000 for Francis A. Dramis. (Exhibit 10gg-2 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10hh-2	BellSouth Corporation Stock Plan Restricted Shares Award Agreement dated October 26, 2000 for Ronald M. Dykes (Exhibit 10hh-1 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10hh-3	BellSouth Corporation Stock Plan Restricted Shares Award Escrow Agreement dated October 26, 2000 for Ronald M. Dykes. (Exhibit 10hh-2 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10hh-4	Agreement dated May 19, 2003 with Ronald M. Dykes (Exhibit 10hh-4 to Form 10-Q for the quarter ended June 30, 2003, File No. 1-8607.)
10jj-2	The Amended and Restated BellSouth Officer Compensation Deferral Plan Effective April 1, 2003 As Amended (Exhibit 10jj-2 to From 10-Q for the quarter ended June 30, 2003, File No. 1-8607.)
10kk	Amended and Restated Agreement dated February 24, 2004, between BellSouth Corporation and Mark L. Feidler.
10ll	Form of Indemnity Agreement.

BELLSOUTH 2003      93

Exhibit
Number
10mm	Agreement and Plan of Merger by and among AT&T Wireless Services, Inc., Cingular Wireless Corporation, Cingular Wireless LLC and Links I Corporation, and, solely with respect to Sections 5.3, 6.1(b), 6.5(b) and Article IX of the Agreement and Plan of Merger, SBC Communications Inc. and BellSouth Corporation dated as of February 17, 2004 (Incorporated by reference to Exhibit 99.1 from the Current Report on Form 8-K/A of Cingular Wireless LLC dated February 17, 2004 and filed on February 18, 2004, File No. 001-31673.)
10nn	Investment Agreement dated February 17, 2004 between BellSouth Corporation and SBC Communications Inc.
11	Computation of Earnings Per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of BellSouth.
23a	Consent of Independent Accountants.
23b	Consent of Independent Auditors.
24	Powers of Attorney.
31-a	Section 302 Certification of F. Duane Ackerman
31-b	Section 302 certification of Ronald M. Dykes
32	Statement Required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99a	Annual report on Form 11-K for BellSouth Retirement Savings Plan for the fiscal year ended December 31, 2003 (to be filed under Form 11-K within 180 days of the end of the period covered by this report).
99b	Annual report on Form 11-K for BellSouth Savings and Security ESOP Plan for the fiscal year ended December 31, 2003 (to be filed under Form 11-K within 180 days of the end of the period covered by this report).
b.	Reports on Form 8-K:
Date of Event: October 22, 2003
Subject: Press release announcing financial results for third quarter 2003.

94      BELLSOUTH 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELLSOUTH CORPORATION

/s/ W. Patrick Shannon
W. Patrick Shannon
Vice President – Finance
February 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:

F. Duane Ackerman*
CHAIRMAN OF THE BOARD, PRESIDENT
AND CHIEF EXECUTIVE OFFICER

PRINCIPAL FINANCIAL OFFICER:

Ronald M. Dykes*
CHIEF FINANCIAL OFFICER

PRINCIPAL ACCOUNTING OFFICER:

W. Patrick Shannon*
Vice President – Finance

DIRECTORS:

F. Duane Ackerman*
Reuben V. Anderson*
James H. Blanchard*
J. Hyatt Brown*
Armando M. Codina*
Kathleen F. Feldstein*
James P. Kelly*
Leo F. Mullin*
Eugene F. Murphy*
Robin B. Smith*
William S. Stavropoulos*

*By: /s/ W. Patrick Shannon

W. Patrick Shannon
(INDIVIDUALLY AND AS ATTORNEY-IN-FACT)
February 24, 2004

BELLSOUTH 2003      95