Form 10-Q/A
period 2003-09-30
BELLSOUTH CORP
filed 2004-03-04
CIK 732713

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

        -----------------------------------------------------------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes __X__   No ___

At October 31, 2003, there were 1,848,116,955 common shares outstanding.

Explanatory Note

The undersigned registrant hereby files Amendment No. 1 to amend the following items with respect to its Quarterly Report on Form 10-Q for the period ended September 30, 2003:

     1)  Item 4, "Controls and Procedures," and

     2) Item 6, "Exhibits and Reports on Form 8-K" to refurnish the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I - FINANCIAL INFORMATION

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective at providing reasonable assurance that all material information relating to BellSouth (including consolidated subsidiaries) required to be included in our Exchange Act reports is reported in a timely manner. In addition, based on such evaluation we have identified no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number

3b Amended and Restated By-laws of BellSouth Corporation adopted September 22, 2003 (incorporated by reference to Exhibit 3b to Form 10-Q for the quarter ended September 30, 2003, File No. 1-8607.)

4a No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such instrument to the SEC upon request.

10y-1 BellSouth Change in Control Executive Severance Agreements (incorporated by reference to Exhibit 10y-1 to Form 10-Q for the quarter ended September 30, 2003, File No. 1-8607.)

11     Computation of Earnings Per Common Share (incorporated by reference to
       Exhibit 11 to Form 10-Q for the quarter ended September 30, 2003, File No. 1-8607.)

12 Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12 to Form 10-Q for the quarter ended September 30, 2003, File No. 1-8607.)

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


March 3, 2004