Form 10-Q
period 2004-03-31
BELLSOUTH CORP
filed 2004-05-06
CIK 732713

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

      ---------------------------------------------------------------------


                                    FORM 10-Q
              (Mark One)


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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


At April 30, 2004, 1,834,354,590 common shares were outstanding.

                              Table of Contents


     Item                                                                  Page
                                   Part I

      1.        Financial Statements
                   Consolidated Statements of Income                         3
                   Consolidated Balance Sheets                               4
                   Consolidated Statements of Cash Flows                     5
                   Consolidated Statements of Shareholders' Equity
                      And Comprehensive Income                               6
                   Notes to Consolidated Financial Statements                7

      2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       17

      3.        Qualitative and Quantitative Disclosures about Market Risk  28

      4.        Controls and Procedures                                     28

                                  Part II

      2.        Changes in Securities, Use of Proceeds and Issuer
                  Purchases of Equity Securities                            29

      6.        Exhibits and Reports on Form 8-K                            30

PART I - FINANCIAL INFORMATION

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

                                                  For the Three Months
                                                    Ended March 31,
                                                  2003            2004
                                              ------------    ------------
Operating Revenues:
    Communications group                           $ 4,508         $ 4,485
    Advertising and publishing                         494             479
    All other                                           12              12
                                              ------------    ------------

        Total Operating Revenues                     5,014           4,976

Operating Expenses:
    Cost of services and products
      (excludes depreciation and
      amortization shown separately below)           1,675           1,798
    Selling, general, and administrative
      expenses                                         919             909
    Depreciation and amortization                      949             898
    Provisions for restructuring                       120              13
                                              ------------    ------------
        Total Operating Expenses                     3,663           3,618

Operating income                                     1,351           1,358
Interest expense                                       258             215
Net earnings (losses) of equity affiliates             171             104
Gain on sale of operations                              --             462
Other income (expense), net                             76              64
                                              ------------    ------------
Income Before Income Taxes, Discontinued
  Operations and Cumulative Effect of
  Changes in Accounting Principle                    1,340           1,773
Provision for income taxes                             490             623
                                              ------------    ------------

Income Before Discontinued Operations and
 Cumulative Effect of Changes in Accounting
 Principle                                             850           1,150

Income (Loss) from Discontinued Operations,
  net of tax                                            65             449
                                              ------------    ------------

Income Before Cumulative Effect of Changes
  in Accounting Principle                              915           1,599

Cumulative Effect of Changes in Accounting
  Principle, net of tax                                315              --

                                               ------------    ------------

         Net Income                                $ 1,230         $ 1,599
                                               ============    ============


Weighted-Average Common Shares Outstanding:
    Basic                                            1,858           1,832
    Diluted                                          1,861           1,838
Dividends Declared Per Common Share                $  0.21          $ 0.25

Basic Earnings Per Share:
    Income Before Discontinued Operations and
      Cumulative Effect of Changes in Accounting
      Principle                                    $  0.46          $ 0.63
    Discontinued Operations, net of tax               0.03            0.25
    Cumulative Effect of Accounting Changes,
      net of tax                                      0.17              --
                                              ------------    ------------
Net Income*                                         $ 0.66          $ 0.87
                                              ============    ============

Diluted Earnings Per Share:
    Income Before Discontinued Operations and
      Cumulative Effect of Changes in
      Accounting Principle                         $  0.46          $ 0.63
    Discontinued Operations, net of tax               0.03            0.24
    Cumulative Effect of Accounting Changes,
      net of tax                                      0.17              --
                                              ------------    ------------
Net Income                                          $ 0.66          $ 0.87
                                              ============    ============
*Net income per share does not sum due to rounding

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                            December 31,         March 31,
                                                2003               2004
                                        --------------------------------------
                                                                 (unaudited)
ASSETS
Current Assets :
   Cash and cash equivalents            $        4,556     $         5,368
   Accounts receivable, net of allowance
    for uncollectibles of $496 and $396          2,870               2,385
   Material and supplies                           375                 293
   Other current assets                          1,048                 887
   Assets of discontinued operations                --               3,796
                                      ----------------   -----------------
      Total current assets                       8,849              12,729
                                      ----------------   -----------------

Investments and advances                         8,552               8,206
Property, plant and equipment, net              23,807              22,282
Deferred charges and other assets                5,855               5,938
Goodwill                                           342                 249
Intangible assets, net                           2,297               1,525
                                      ----------------   -----------------
       Total assets                     $       49,702     $        50,929
                                      ================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Debt maturing within one year      $        3,491     $         2,618
     Accounts payable                            1,339               1,047
     Other current liabilities                   3,628               3,059
     Liabilities of discontinued operations         --               2,582
                                      ----------------   -----------------
       Total current liabilities                 8,458               9,306
                                      ----------------   -----------------

Long-term debt                                  11,489              10,506
                                      ----------------   -----------------

Noncurrent liabilities:
     Deferred income taxes                       5,349               5,694
     Other noncurrent liabilities                4,694               4,367
                                      ----------------   -----------------
       Total noncurrent liabilities             10,043              10,061
                                      ----------------   -----------------

Shareholders' equity:
     Common stock, $1 par value (8,650
      shares authorized; 1,830 and
      1,834 shares outstanding)                  2,020               2,020
     Paid-in capital                             7,729               7,708
     Retained earnings                          16,540              17,626
     Accumulated other comprehensive
      income (loss)                               (585)               (471)
     Shares held in trust and treasury          (5,992)             (5,827)
                                        ---------------   -----------------
             Total shareholders' equity         19,712              21,056
                                       ----------------   -----------------
Total liabilities and shareholders'
  equity                                $       49,702     $        50,929
                                        ===============   =================


The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(Unaudited)


                                                          For the Three Months
                                                             Ended March 31,
                                                         2003             2004
                                            -----------------------------------
   Cash Flows from Operating Activities:
   Income before discontinued operations and
     cumulative effect of changes in accounting
     principles                                   $        850     $      1,150
   Adjustments to reconcile income to cash
     provided by operating activities from
     continuing operations:
       Depreciation and amortization                       949              898
       Provision for uncollectibles                        159              115
       Net losses (earnings) of equity
        affiliates                                        (171)            (104)
       Deferred income taxes and investment tax
        credits                                            270              169
       Pension income                                     (134)            (121)
       Pension settlement (gains) losses                    67               --
       Stock-based compensation expense                     27               28
       Gain on sale of operations                           --             (462)
   Net Change in:
       Accounts receivable and other current
        assets                                            (106)             (14)
       Accounts payable and other current
        liabilities                                        (33)              41
       Deferred charges and other assets                    86              (25)
       Other liabilities and deferred credits              (56)               3
   Other reconciling items, net                              2               50
                                                 --------------   --------------
   Net cash provided by operating activities
    from continuing operations                           1,910            1,728
                                                 ==============   ==============

   Cash Flows from Investing Activities:
   Capital expenditures                                   (588)            (635)
   Proceeds from sale of operations                         --              525
   Proceeds from sale of debt and equity securities         --               34
   Investments in debt and equity securities               (14)            (140)
   Proceeds from repayment of loans and advances            --              109
   Settlement of derivatives on advances                    --              (17)
   Other investing activities, net                          (3)              (5)
                                                 --------------   --------------
   Net cash used in investing activities from
    continuing operations                                 (605)            (129)
                                                 ==============   ==============

   Cash Flows from Financing Activities:
   Net borrowings (repayments) of short-term debt         (212)            (362)
   Repayments of long-term debt                           (512)              (7)
   Dividends paid                                         (371)            (457)
   Purchase of treasury shares                            (255)              --
   Other financing activities, net                          13               48
                                                 --------------   --------------
   Net cash used in financing activities from
    continuing operations                               (1,337)            (778)
                                                 ==============   ==============

   Net increase (decrease) in cash and cash
    equivalents from continuing operations                 (32)             821
   Net increase (decrease) in cash and cash
    equivalents from discontinued operations                (8)              (9)
                                                 --------------   --------------
   Net increase (decrease) in cash and cash
    equivalents                                            (40)             812
   Cash and cash equivalents at beginning of
    period                                               2,482            4,556
                                                 --------------   --------------
   Cash and cash equivalents at end of period     $      2,442     $      5,368
                                                 ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (IN MILLIONS)
(Unaudited)




                                           Number of Shares                                  Amount
                                           ------------------    -------------------------------------------------------------------
                                                       (a)                                    Accum.    (a)
                                                     Shares                                   Other    Shares
                                                     Held in                                  Compre-  Held in
                                                     Trust                                    hensive  Trust      Guarantee
                                             Common  and           Common  Paid-in  Retained  Income   and        of ESOP
                                              Stock  Treasury       Stock  Capital  Earnings  (Loss)   Treasury   Debt        Total
 Balance at December 31, 2002                 2,020    (160)      $ 2,020  $ 7,546  $ 14,531  $ (740)  $ (5,372)  $  (79)  $ 17,906



 Net Income                                                                            1,230                                  1,230
 Other comprehensive income, net of tax
      Foreign currency translation
         adjustment                                                                             (126)                          (126)
      Net unrealized losses on
         securities                                                                               10                             10
      Net unrealized gains on
         derivatives                                                                              (3)                            (3)
 Total comprehensive income                                                                                                   1,111
 Dividends declared                                                                     (390)                                  (390)
 Share issuances for employee benefit
    plans                                                 2                    (15)      (29)                57                  13
 Purchase of treasury stock                             (15)                                               (322)               (322)
 Stock-based compensation                                                       31                                               31
 ESOP activities and related tax benefit                                                                              44         44

 Balance at March 31, 2003                    2,020    (173)      $ 2,020  $ 7,562  $ 15,342  $ (859)  $ (5,637)   $ (35)  $ 18,393






 Balance at December 31, 2003                 2,020    (190)      $ 2,020  $ 7,729  $ 16,540  $ (585)  $ (5,992)   $  --   $ 19,712


 Net Income                                                                            1,599                                  1,599
 Other comprehensive income, net of tax
      Foreign currency translation
         adjustment(b)                                                                            99                             99
      Net unrealized losses on securities                                                         10                             10
      Net unrealized gains on
         derivatives (c)                                                                           5                              5
 Total comprehensive income                                                                                                   1,713
 Dividends declared                                                                     (457)                                  (457)
 Share issuances for employee benefit
    plans                                                 4                    (60)      (56)               165                  49
 Stock-based compensation                                                       30                                               30
 Tax benefit related to stock options                                            9                                                9

 Balance at March 31, 2004                    2,020    (186)      $ 2,020  $ 7,708  $ 17,626  $ (471)  $ (5,827)   $  --   $ 21,056



(a) Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of March 31, 2003, there were approximately 37 shares held in trust and 136 shares held in treasury. As of March 31, 2004, there were approximately 37 shares held in trust and 149 shares held in treasury.
(b) Net unrealized foreign currency translation adjustments include realized gains of $13 in first quarter 2004 and none in first quarter 2003.
(c) Net unrealized gains on derivatives include adjustments for realized losses of $3 in first quarter 2004 and none in first quarter 2003.




The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)


NOTE A - PREPARATION OF INTERIM FINANCIAL STATEMENTS

In this report, BellSouth Corporation and its subsidiaries are referred to as "we" or "BellSouth."

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of our significant accounting policies and other information, you should read this report in conjunction with the consolidated financial statements included in our latest annual report on Form 10-K.

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

                                                        For the Three Months
                                                          Ended March 31,
                                                         2003         2004

Basic common shares outstanding                         1,858        1,832
Incremental shares from stock options and benefit plans     3            6
                                                        _____        _____
Diluted common shares outstanding                       1,861        1,838
                                                        =====        =====

The earnings amounts used for per-share calculations are the same for both the basic and diluted methods. Outstanding options to purchase 87 million shares for the three months ended March 31, 2003 and 80 million shares for the three months ended March 31, 2004 were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common stock or the effect was anti-dilutive.

NOTE C - DISCONTINUED OPERATIONS

In March 2004, we signed an agreement with Telefonica Moviles, the wireless affiliate of Telefonica, S.A., to sell our interests in 10 Latin American operations. The sale is currently expected to generate approximately $3.2 billion in net cash proceeds, after consideration of the $1 billion of cash held in these operations. Based on the net book value of our investment and the anticipated proceeds, we expect to record a gain at the closing of the transaction. The transaction is subject to due diligence and governmental approvals. It is expected to close in stages as closing conditions are satisfied, with the final closing expected to occur in the second half of 2004.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we have classified the results of our Latin American segment as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the Latin American operations as one line item on the income statement. Beginning with the second quarter of 2004, long-lived assets of the Latin America group will no longer be depreciated (amortized) in accordance with SFAS No. 144.

Summary Financial Information

The assets and liabilities of our Latin American operations are aggregated and presented as current assets and current liabilities in the consolidated balance sheet at March 31, 2004. Additional detail related to the assets and liabilities of our discontinued operations follows:

     At March 31, 2004:
     Current assets (excluding cash of $1,016)...................$ 1,327
     Property, plant and equipment, net .........................  1,238
     Investments and advances ...................................    381
     Other non-current assets....................................    850
                                                              ----------
            Total Assets ........................................$ 3,796
                                                              ==========

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE C - DISCONTINUED OPERATIONS (Continued)

     At March 31, 2004:
     Current liabilities ........................................$ 1,748
     Long-term debt..............................................    483
     Other non-current liabilities ..............................    351
                                                              ----------
           Total Liabilities ....................................$ 2,582
                                                              ==========

Summarized results of operations for the discontinued operations are as follows:

     Period ended March 31,                               2003         2004

     Revenue ............................................$ 509       $  677
     Operating income ................................... $ 28        $  71
     Income from discontinued operations  ............... $ 65        $ 449

Tax over Book Basis Differential

Our tax basis in the Latin America investments exceeds the book basis by approximately $1.7 billion. No US tax benefit was previously recognized on losses generated by the Latin American operations due to the essentially permanent duration of those investments. The agreement with Telefonica provides evidence that the temporary difference will reverse in the foreseeable future and, accordingly, we recorded a $424 tax benefit in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109). An additional $182 tax benefit was recorded in equity related to the cumulative currency translation balance associated with the discontinued operations.

Buyout of Minority Partners

In March and April 2004, we purchased interests and other rights of minority partners in Argentina, Ecuador and Colombia. These purchases bring our ownership interest in Argentina and Ecuador to 100% and to 77.6% in Colombia. The aggregate purchase price of these acquisitions, including payment of minority shareholder loans, was $177. Because the Latin America group reports on a one-month lag basis, these acquisitions closed subsequent to quarter-end and therefore did not impact the results for the period ended March 31, 2004. In connection with the purchase of our minority partner in Argentina, the consideration paid exceeded the fair value by approximately $33. Accordingly, this amount will be recognized as a charge to income / loss from discontinued operations in the second quarter.

Put-Call Arrangements

We own a 78.2% interest in Telcel, our Venezuelan operation. Telcel's other major shareholder holds an indirect 21% interest in Telcel. Under a Stock Purchase Agreement, that shareholder has the right to initiate a process that could require us to purchase (the puts), and we have the right to initiate a process that could require that shareholder to sell (the calls) to us, the shareholder's interest in Telcel. Notice of the initiation of the process with respect to approximately half of that shareholder's interest was to be given in 2000 and notice with respect to the remaining balance was to be given in 2002. If we exercise our call right, we would purchase that shareholder's interest at between 100% and 120% of its appraised fair value. If we are required to purchase the interest (the puts), we would do so at between 80% and 100% of its appraised fair value.

In 2000, the shareholder initiated a process for appraising the value of approximately half of its interest in Telcel, but the process was not completed. The shareholder also has sent a letter purporting to exercise the balance of the puts under the Stock Purchase Agreement. We are currently in arbitration with the shareholder over alleged breaches by BellSouth and the shareholder of the Stock Purchase Agreement, including the timing of the valuation and whether the process was properly initiated in 2000. The shareholder is seeking damages and specific performance, and BellSouth is seeking, among other things, unspecified damages and a ruling that it has not breached the Stock Purchase Agreement in any respect. The arbitration also relates to an alleged oral agreement to buy out the shareholder's entire interest in Telcel, which we argue does not exist. Hearings on these matters occurred in January and April 2004. If the arbitration panel rules against BellSouth, it is possible that the appraised fair value of the shareholder's interest in Telcel could be substantially in excess of current value. At this time, the likely outcome of this arbitration cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

We are the majority shareholder in BellSouth Colombia, a wireless operator in Colombia. We have agreed with our partner to a series of related put and call agreements whereby we can acquire, or could be compelled by our partner to acquire, additional shares of the Colombian operation currently held by our partner for a price equal to the appraised fair value.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE C - DISCONTINUED OPERATIONS (Continued)

In March 2004, we exercised our call right with respect to the first put/call provision. As a result, we purchased 11.6% of the Colombian operation from our partner, increasing our ownership interest in BellSouth Colombia from 66% to 77.6%. The purchase price for the additional interest was $32 and was funded from cash on hand. Under a second put/call option, the remaining balances of our partner's shares can be called by us or put to us beginning in 2006 until 2009. We cannot predict if either party will exercise its rights under the second put/call option provision. Upon completion of the pending acquisition of our Colombian operations by Telefonica Moviles, the shareholders agreement will be assigned to Telefonica and all of our obligations under the shareholders agreement will cease.

Venezuela Currency

We consolidate the operations of Telcel in Venezuela. There are currency restrictions in place in Venezuela that limit our ability to physically convert local currency to US Dollars. Because of the currency controls, we are accumulating significant balances in Bolivars held in local banks. We are analyzing available alternatives in order to convert the currency into US Dollars. During February 2004, the official exchange rate was adjusted by the government to 1,920 Bolivars to the US Dollar, but the currency exchange restrictions were not lifted.

Due to the currency controls, there is no free market currency exchange rate. Therefore, in preparing our consolidated financial statements, we used the exchange rate established by the Venezuelan government of 1,920 Bolivars to the US Dollar to translate the local currency financial statements into our reporting currency, the US Dollar. When the Bolivar resumes trading on the open market, the exchange rate may be different from the rate set by the government. A significant devaluation of the local currency would result in a decline in revenues and, to a lesser extent, operating expenses when reported in the US Dollar. To the extent permissible by regulatory and market conditions, a portion of the effect of a devaluation could be offset by local rate increases. As an example, a devaluation in the Venezuelan currency from the average rate used in our financial statements to 3,000 Bolivars to the US Dollar would equate to a decrease in revenues of approximately $111 for the first quarter of 2004, not taking into consideration any potential impacts from offsetting local rate increases. Such a change in the exchange rate would also result in a reduction in the company's net assets of approximately $178, which would be reported as a reduction in shareholders' equity through the cumulative foreign currency translation adjustment. Because certain expenses are settled in US Dollars, determination of the net income impact of such a devaluation is not practicable.

We are monitoring the situation, but continue to believe it is temporary in nature. Therefore, we have continued to consolidate the financial statements of this operation in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." In the event the currency restrictions are deemed other-than-temporary, we would cease to consolidate this operation and would reflect the investment using the cost method of accounting.

Colombia Debt Restructure

On March 19, 2004, our Colombian operation completed the refinancing of its senior secured debt. According to the terms of the refinancing, (1) the maturity was extended from 2005 to 2007, (2) on a pro rata basis with our partner, we agreed to provide support in the aggregate amount of $70 for 30 months and (3) we and our partner pledged 100% of the capital stock of the Colombian operations as security for the loan. After closing this transaction, BellSouth Colombia will have outstanding debt of approximately $490, of which $139 is remaining under the loan participation agreement. Subsequent to the transaction, BellSouth's consolidated balance sheet will reflect $139 as the remaining investment in loan participation and outstanding debt of approximately $490. Both these amounts will be reflected as assets and liabilities of discontinued operations.


NOTE D - EMPLOYEE BENEFIT PLANS

Substantially all of our employees are covered by noncontributory defined benefit pension plans, as well as postretirement health and life insurance welfare plans ("other benefits").

The following details pension and postretirement benefit costs included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying Consolidated Statements of Income. We account for these costs in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Components of Net periodic benefit costs for the three months ended March 31 were as follows:

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE D - EMPLOYEE BENEFIT PLANS (Continued)

                                 Pension Benefits              Other Benefits
                                 ----------------              --------------
                                 2003         2004            2003         2004
                                 ----         ----            ----         ----
Service cost  ...................$ 45         $ 44            $ 13         $ 12
Interest cost ................... 186          174             121          108
Expected return on plan assets ..(347)        (329)            (78)         (80)
Amortizations:
  Unrecognized net obligation ...  (1)          --              18           25
  Unrecognized prior service cost (10)         (11)             40           53
  Unrecognized (gain) loss.......  (7)           1              27           20
                          ------------  ------------   ------------ ------------

Net periodic benefit cost
   (income) .................... (134)        (121)            141          138
                          ------------ ------------    ------------ ------------

  Settlements ..................   69           --              --           --
                          ------------ ------------    ------------ ------------
Net periodic benefit cost
 (income), adjusted.  ..........$ (65)      $ (121)          $ 141        $ 138
                          ============ ============    ============ ============

Medicare Prescription Drug Subsidy

In December 2003, the Medicare Prescription Drug Act was signed into law. The Act allows companies who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in 2006. We accounted for the government subsidy provided for in the Medicare Act in the calculation of our 2003 retiree medical obligation, resulting in a reduction to the liability of $575. We previously accounted for the subsidy provided under the Act as a plan amendment under SFAS No. 106. Effective January 1, 2004, we changed the method to treat the subsidy as an actuarial gain. The cumulative effect of the change in method was $6. This change did not affect the retiree medical obligation.

Employer Contributions

For the quarter ended March 31, 2004 we made no contributions to our pension plans and anticipate no funding for the remainder of 2004. As of March 31, 2004, we have contributed $127 to fund other benefits (primarily retiree medical) and expect to contribute an additional $350 to $400 of funding for other benefits during the remainder of 2004.


NOTE E - INVESTMENTS AND ADVANCES

Cingular

The following table displays the summary financial information of Cingular, our wireless equity method investment in which we own 40%. These amounts are shown on a 100% basis.

                                        December 31, 2003    March 31, 2004
    Balance Sheet Information:
    Current assets .......................  $ 3,300             $ 3,103
    Noncurrent assets ....................  $22,226            $ 22,024
    Current liabilities ..................  $ 3,187             $ 2,560
    Noncurrent liabilities ...............  $13,196            $ 13,207
    Minority interest ....................   $  659              $  649
    Members' capital .....................  $ 8,484             $ 8,711
                                                For the Three Months
                                                    Ended March 31,
                                                2003               2004
                                                ----               ----
    Income Statement Information:
    Revenues  ............................  $ 3,638              $3,942
    Operating income .....................    $ 716               $ 559
    Net income ...........................    $ 419               $ 227

As of March 31, 2004, our book investment exceeded our proportionate share of the net assets of Cingular by $228.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE E - INVESTMENTS AND ADVANCES (Continued)

Sonofon

On February 12, 2004, we closed on a previously announced agreement to sell our interest in Danish wireless provider, Sonofon, for 3.68 billion Danish Kroner to Telenor ASA. We received 3.05 billion Danish Kroner, or $525, for our 46.5% equity stake and 630 million Danish Kroner, or $109, for our shareholder loan and accrued interest, reduced by a settlement of $17 associated with foreign currency swap contracts. As a result of these transactions, we recorded a gain of $462, or $295 net of tax, which included the recognition of cumulative foreign currency translation gains of $13.


NOTE F - WORKFORCE REDUCTION AND RESTRUCTURING

Based on ongoing challenges in the telecom industry, continued economic pressures, the uncertainty resulting from Federal Communications Commission
(FCC) regulatory rulings, as well as productivity improvements, we have made adjustments to our force levels to match lower demand. During the first quarter of 2004, we initiated a workforce reduction of approximately 800 positions, primarily in network operations where the volume of work has substantially decreased. Charges in earnings have been recognized in accordance with the provisions of SFAS No. 112, "Employers Accounting for Postemployment Benefits" and consisted primarily of cash severance, outplacement and payroll taxes under pre-existing separation pay plans.

The following table summarizes activity associated with the workforce reduction and restructuring liability for the three months ended March 31, 2004:

                                         Type of Cost
                                ---------------------------
                                  Employee      Other Exit
                                  Separations      Costs       Total

   Balance at December 31, 2003......$ 66          $ 6         $ 72
   Additions.........................  23           --           23
   Deductions........................ (40)          (4)         (44)
                                      ----         ----        -----
   Balance at March 31, 2004.........$ 49          $ 2         $ 51
                                      ====         ====        =====

The $23 in additions to the accrual associated with employee separations relates to accruals for estimated payments for the current year workforce reductions. Deductions to the accrual of $40 consist of $30 in cash severance payments and $10 for adjustment to the accrual due to estimated demographics being different than actual demographics of employees that separated from the Company. Deductions from the accrual for other exit costs consist primarily of cash payments settling liabilities for early contract terminations.


NOTE G - SEGMENT INFORMATION

As a result of the pending sale of our Latin American operations, we now have three reportable operating segments: (1) Communications group; (2) Domestic wireless; and (3) Advertising and publishing.

The following table provides information for each operating segment:

                                For the Three Months Ended March 31,
                                      2003                2004
                                 --------------      --------------
  Communications group
  External revenues..............$     4,508         $     4,535
  Intersegment revenues .........         68                  40
                                 --------------      --------------
      Total segment revenues.....$     4,576         $     4,575
  Segment operating income ......$     1,250         $     1,170
      Segment net income ........$       709         $       687
                                 ==============      ==============

  Domestic wireless
  External revenues .............$     1,455         $     1,577
  Intersegment
    revenues.....................         --                  --
                                 --------------      --------------
      Total segment revenues.....$     1,455         $     1,577
  Segment operating income ......$       286         $       224
      Segment net income.........$       101         $        59
                                 ==============      ==============

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE G - SEGMENT INFORMATION (Continued)

                                 For the Three Months Ended March 31,
                                       2003                2004
                                 --------------      --------------
  Advertising and publishing
  External revenues .............$       494         $       479
  Intersegment revenues .........          4                   3
                                 --------------      --------------
      Total segment revenues.....$       498         $       482
  Segment operating income ......$       243         $       239
      Segment net income ........$       149         $       147
                                 ==============      ==============

RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION

                                 For the Three Months Ended March 31,
                                       2003                2004
                                 --------------      --------------
  Operating revenues
  Total reportable segments  ....$     6,529         $     6,634
  Cingular proportional
    consolidation................     (1,455)             (1,577)
  South Carolina settlement .....         --                 (50)
  Corporate, eliminations and other      (60)                (31)
                                 --------------      --------------
  Total consolidated ............$     5,014         $     4,976
                                 ==============      ==============


  Operating income
  Total reportable segments .....$     1,779         $     1,633
  Cingular proportional
    consolidation                       (286)               (224)
  South Carolina settlement .....         --                 (53)
  Restructuring charge...........        (53)                (13)
  Pension settlement loss........        (67)                 --
  Corporate, eliminations and other      (22)                 15
                                 --------------      --------------
  Total consolidated ............$     1,351         $     1,358
                                 ==============      ==============

  Net Income
  Total reportable segments .....$       959         $       893
  Net gain on sale of operations          --                 295
  South Carolina settlement ......        --                 (33)
  Net losses on sale or impairment
   of securities..................        --                  (4)
  Cumulative effect of changes in
   accounting principle, net of tax      315                  --
  Restructuring charge............       (33)                 (8)
  Pension settlement loss.........       (41)                 --
  Discontinued operations, net of tax     65                 449
  Corporate, eliminations and other      (35)                  7
                                 --------------      --------------
  Total consolidated.............$     1,230         $     1,599
                                 ==============      ==============

Reconciling items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature.

NOTE H - RELATED PARTY TRANSACTIONS

We have made advances to Cingular that totaled $3,812 at March 31, 2004. We earned $70 in the first quarter of 2003 and $57 in the first quarter of 2004 from interest income on this advance. We generated revenues of approximately $98 and $117 in first quarter 2003 and 2004, respectively, from the provision of local interconnect and long distance services to Cingular and sales agency fees from Cingular. In addition, we have receivables and payables incurred in the ordinary course of business recorded in our balance sheets as follows:

                                         December 31, 2003      March 31, 2004
   ------------------------------------ --------------------- ------------------
   Receivable from Cingular               $  57                 $76
   Payable to Cingular                    $  33                 $33
   ------------------------------------ --------------------- ------------------

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE I - CONTINGENCIES

GUARANTEES

In most of our sale and divestiture transactions, we indemnify the purchaser for various items including labor and general litigation as well as certain tax matters. Generally, the terms last one to five years for general and specific indemnities and, in some cases, for the statutory review periods for tax matters. The events or circumstances that would require us to perform under the indemnity are transaction and circumstance specific. We regularly evaluate the probability of having to incur costs associated with these indemnities and have accrued for expected losses that are probable. In addition, in the normal course of business, we indemnify counterparties in certain agreements. The nature and terms of these indemnities vary by transaction. Historically, we have not incurred significant costs related to performance under these types of indemnities.

RECIPROCAL COMPENSATION

Following the enactment of the Telecommunications Act of 1996, our telephone company subsidiary, BellSouth Telecommunications, Inc. (BST), and various competitive local exchange carriers entered into interconnection agreements providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. These agreements were the subject of litigation before various regulatory commissions. After an FCC ruling in April 2001 prescribing new rates, BellSouth settled its claims with competitors for traffic occurring through mid-June 2001, and entered into agreements that contained the FCC rates for traffic occurring from mid-June 2001 forward. The District of Columbia Circuit Court of Appeals, in the second quarter of 2002, remanded the ruling to the FCC to implement a rate methodology consistent with the Court's opinion. The FCC's previous rules and rates remain in effect while it reconsiders them. An unfavorable ruling could increase our expenses.

REGULATORY MATTERS

Beginning in 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission (PSC) under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new state statute, adopted subsequent to the PSC's approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the PSC. The election became effective during August 1999. The South Carolina Consumer Advocate petitioned the PSC seeking review of the level of our earnings during the 1996-1998 period when we operated under the subsequently invalidated price regulation plan. The PSC dismissed the petition in November 1999 and issued orders confirming the vote in February and June of 2000. In July 2000, the Consumer Advocate appealed the PSC's dismissal of the petition. In January 2004, the court hearing the appeal affirmed the PSC's decision. An appeal of this decision to the South Carolina Supreme Court was filed in March 2004.

In April 2004, BellSouth entered into agreements that would completely terminate the litigation. Under the terms of the settlement, BellSouth will, among other things, refund $50 to its South Carolina customers. The refund was recorded in the first quarter 2004 as a reduction to revenue. Refunds will be implemented following court approval of the agreements. BellSouth agreed to settle the case to avoid further expensive litigation and uncertainty relating to the outcome of the litigation. The settlement is not an admission of liability.

LEGAL PROCEEDINGS

Employment Claim
On April 29, 2002 five African-American employees filed a putative class action lawsuit, captioned Gladys Jenkins et al. v. BellSouth Corporation, against the Company in the United States District Court for the Northern District of Alabama. The complaint alleges that BellSouth discriminated against current and former African-American employees with respect to compensation and promotions in violation of Title VII of the Civil Rights Act of 1964 and 42 USC Section 1981. Plaintiffs purport to bring the claims on behalf of two classes: a class of all African-American hourly workers employed by BellSouth at any time since April 29, 1998, and a class of all African-American salaried workers employed by BellSouth at any time since April 29, 1998 in management positions at or below Job Grade 59/Level C. The plaintiffs are seeking unspecified amounts of back pay, benefits, punitive damages and attorneys' fees and costs, as well as injunctive relief. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

Securities Claim
From August through October 2002 several individual shareholders filed substantially identical class action lawsuits against BellSouth and three of its senior officers alleging violations of the federal securities laws. The cases have been consolidated in the United States District Court for the Northern District of Georgia and are captioned In re BellSouth Securities Litigation. Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, the court has appointed a Lead Plaintiff. The Lead Plaintiff filed a Consolidated and Amended Class Action Complaint on or about July

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE I - CONTINGENCIES (Continued)

15, 2003 and named four outside directors as additional defendants. The Consolidated and Amended Class Action Complaint alleges that during the period November 7, 2000 through February 19, 2003, the Company (1) overstated the unbilled receivables balance of its advertising and publishing subsidiary; (2) failed to properly implement SAB 101 with regard to its recognition of advertising and publishing revenues; (3) improperly billed competitive local exchange carriers (CLECs) to inflate revenues, (4) failed to take a reserve for refunds that ultimately came due following litigation over late payment charges and (5) failed to properly write down goodwill of its Latin American operations. The plaintiffs are seeking an unspecified amount of damages, as well as attorneys' fees and costs. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

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

In September and October 2002 three substantially identical class action lawsuits were filed in the United States District Court for the Northern District of Georgia against BellSouth, its directors, three of its senior officers, and other individuals, alleging violations of the Employee Retirement Income Security Act ("ERISA"). The cases have been consolidated and on April 21, 2003, a Consolidated Complaint was filed. In January 2004, a fourth ERISA class action lawsuit was filed in the same court. The plaintiffs, who seek to represent a putative class of participants and beneficiaries of BellSouth's 401(k) plans (the "Plans"), allege in the Consolidated Complaint that the company and the individual defendants breached their fiduciary duties in violation of ERISA, by among other things, (1) failing to provide accurate information to the Plans' participants and beneficiaries; (2) failing to ensure that the Plans' assets were invested properly; (3) failing to monitor the Plans' fiduciaries; (4) failing to disregard Plan directives that the defendants knew or should have known were imprudent and (5) failing to avoid conflicts of interest by hiring independent fiduciaries to make investment decisions. The plaintiffs are seeking an unspecified amount of damages, injunctive relief, attorneys' fees and costs. Certain underlying factual allegations regarding BellSouth's advertising and publishing subsidiary and its Latin American operation are substantially similar to the allegations in the putative securities class action captioned In re BellSouth Securities Litigation, which is described above. At this time, the likely outcome of the cases cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

Antitrust Claims
In October 2002, a number of antitrust class action lawsuits were filed against BellSouth in federal district courts in Atlanta, Georgia and Ft. Lauderdale, Florida. The plaintiffs purported to represent putative classes consisting of all BellSouth local telephone service subscribers and/or all subscribers of competitive local exchange carriers in nine southeastern states since 1996. The plaintiffs alleged that BellSouth engaged in unlawful anticompetitive conduct in violation of state and federal antitrust laws by, among other things, (1) denying competitors access to certain essential facilities necessary for competitors to provide local telephone service; (2) using its monopoly power in the wholesale market for local telephone service as leverage to maintain a monopoly in the retail market; and (3) failing to provide the same quality of service, access and billing to competitors that it provides its own retail customers. The plaintiffs sought an unspecified amount of treble damages, injunctive relief, as well as attorneys' fees and costs. Pursuant to the plaintiffs' motion for voluntary dismissal, the court dismissed the cases on March 9, 2004.

In December 2002, a consumer class action alleging antitrust violations of
Section 1 of the Sherman Antitrust Act was filed against BellSouth, Verizon, SBC and Qwest in Federal Court in the Southern District of New York. The complaint alleged that defendants conspired to restrain competition by "agreeing not to compete with one another and otherwise allocating customers and markets to one another." The plaintiffs are seeking an unspecified amount of treble damages and injunctive relief, as well as attorneys' fees and expenses. In October 2003, the district court dismissed the complaint for failure to state a claim and the case is now on appeal.

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

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE J - SUBSIDIARY FINANCIAL INFORMATION

We have fully and unconditionally guaranteed all of the outstanding debt securities of BST, which is a 100% owned subsidiary of BellSouth. In accordance with SEC rules, BST is no longer subject to the reporting requirements of the Securities Exchange Act of 1934, and we are providing the following unaudited condensed consolidating financial information. BST is listed separately because it has debt securities, registered with the SEC, that we have guaranteed. The BST and Parent columns reflect the application of equity method accounting for investments in their subsidiaries. The Other column represents all other wholly owned subsidiaries excluding BST and BST subsidiaries. The Adjustments column includes the necessary amounts to eliminate the intercompany balances and transactions between BST, Other and Parent and to consolidate wholly owned subsidiaries to reconcile to our consolidated financial information.

Condensed Consolidating Statements of Income
                                  For the Three Months Ended March 31, 2003
                         ---------------------------------------------------
                             BST      Other   Parent    Adjustments  Total
                         ---------------------------------------------------

Total operating revenues   $4,397    $1,267   $     --  $   (650)    $5,014
Total operating expenses    3,739       914         21    (1,011)     3,663
                         ---------  --------  ---------  --------    -------
Operating income .........    658       353        (21)      361      1,351
Interest expense .........    146        31        150       (69)       258
Equity in earnings .......    249       179        932    (1,189)       171
Other income (expense), net     1        51         54       (30)        76
                         ---------  --------   --------   --------   --------
Income before income taxes,
 discontinued operations, and
 cumulative effect of changes
 in accounting principle      762       552        815      (789)     1,340
Provision (benefit) for
 income taxes                 193       188        (35)      144        490
                         ---------  --------    --------   -------   --------
Income before discontinued
 operations and cumulative
 effect of changes in
 accounting principle         569       364        850      (933)       850
Discontinued operations,
 net of tax                    --        65         65       (65)        65
Cumulative effect of changes
 in accounting principle,
 net of tax                   816      (501)       315      (315)       315
                          --------   --------  ---------  -------   --------
Net income (losses)       $ 1,385    $  (72)   $ 1,230   $(1,313)  $  1,230
                          --------   --------  ---------  --------  --------



                                  For the Three Months Ended March 31, 2004
                            -------------------------------------------------
                             BST       Other    Parent   Adjustments   Total
                            -------------------------------------------------

Total operating revenues   $ 4,188    $1,517    $  --     $ (729)     $ 4,976
Total operating expenses     3,643     1,074       (6)    (1,093)       3,618
                           --------  --------   -------   -------   ----------
Operating income               545       443        6        364        1,358
Interest expense               124         6      139        (54)         215
Equity in earnings             256       103    1,196     (1,451)         104
Other income (expense), net     (1)      522       23        (18)         526
                           --------  --------   -------   -------   ----------
Income before income taxes
  and discontinued operations  676     1,062    1,086     (1,051)       1,773

Provision (benefit) for
  income taxes .......         152       387      (64)       148          623
                           --------  --------   -------   -------   ----------
Income before discontinued
  operations............       524       675    1,150     (1,199)       1,150

Discontinued operations,
net of tax..............        --       449      449       (449)         449
                           --------  --------   -------   -------   ----------
Net income (losses) ....   $   524   $ 1,124  $ 1,599    $(1,648)     $ 1,599
                           ========  ========   =======   =======   ==========

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)



NOTE J - SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheets



                                               December 31, 2003                                    March 31, 2004



                                  BST      Other    Parent    Adjust-     Total       BST      Other    Parent    Adjust-    Total
                                                               ments                                               ments
ASSETS
Current assets:
Cash and cash equivalents .....   $   5    $1,190   $ 3,227     $ 134    $ 4,556     $   23   $ 1,199   $ 4,093     $  53   $ 5,368
Accounts receivable, net ......      68     1,143     3,204    (1,545)     2,870         71       846     2,945    (1,477)    2,385
Other current assets ..........     393       831        81       118      1,423        405       639        23       113     1,180
Assets of discontinued
  operations ..................      --        --        --        --         --         --     3,796        --        --     3,796


Total current assets ..........     466     3,164     6,512    (1,293)     8,849        499     6,480     7,061    (1,311)   12,729


Investments and advances ......   3,464     7,913    22,609   (25,434)     8,552      3,393     6,991    23,190   (25,368)    8,206
Property, plant and equipment,
  net .........................  21,818     1,947         4        38     23,807     21,620       622         4        36    22,282
Deferred charges and other
  assets ......................   5,029       287        72       467      5,855      5,095       275        91       477     5,938
Intangible assets, net ........   1,036     1,460         5       138      2,639      1,011       624         6       133     1,774


Total assets ..................$ 31,813  $ 14,771  $ 29,202  $(26,084)  $ 49,702    $31,618   $14,992   $30,352  $(26,033)  $50,929


LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current liabilities:
Debt maturing within one year .$  2,454    $  920   $ 2,470   $(2,353)   $ 3,491     $ 2,467  $   139   $ 2,116  $ (2,104)  $ 2,618
Other current liabilities .....   3,942     1,724       916    (1,615)     4,967       3,938    1,071       852    (1,755)    4,106
Liabilities of discontinued
  operations...................      --        --        --        --         --          --    2,582        --        --     2,582


Total current liabilities .....   6,396     2,644     3,386    (3,968)     8,458       6,405    3,792     2,968    (3,859)    9,306


Long-term debt ................   4,970       845     6,301      (627)    11,489       4,696      112     6,313      (615)   10,506


Noncurrent liabilities:
Deferred income taxes .........   4,408     1,519      (751)      173      5,349       4,485    1,537      (549)      221     5,694
Other noncurrent liabilities ..   2,991     1,074       554        75      4,694       2,990      789       564        24     4,367


Total noncurrent liabilities ..   7,399     2,593      (197)      248     10,043       7,475    2,326        15       245    10,061


Shareholders' equity...........  13,048     8,689    19,712   (21,737)    19,712      13,042    8,762    21,056   (21,804)   21,056


Total liabilities and
  shareholders' equity ........ $31,813   $14,771   $29,202  $(26,084)   $49,702     $31,618  $14,992   $30,352  $(26,033)  $50,929



Condensed Consolidating Cash Flow Statements

                                                                   For the Three Months Ended March 31, 2003


                                                       BST            Other          Parent         Adjustments       Total

Cash flows from continuing operations:
  Cash flows from operating activities ........    $   2,435        $   102         $ 1,572        $  (2,199)      $ 1,910
  Cash flows from investing activities ........         (570)           (10)           (902)             877          (605)
  Cash flows from financing activities ........       (1,865)           (17)           (796)           1,341        (1,337)
Cash flows from discontinued operations .......           --             (8)             --               --            (8)

Net (decrease) increase in cash ...............   $       --        $    67         $  (126)         $    19       $   (40)




                                                                   For the Three Months Ended March 31, 2004


                                                       BST            Other          Parent         Adjustments       Total

Cash flows from continuing operations:
  Cash flows from operating activities ........   $    1,233        $   280         $   988         $   (763)       $ 1,728
  Cash flows from investing activities ........         (653)           583             638             (697)          (129)
  Cash flows from financing activities ........         (552)          (845)           (760)           1,379           (778)
Cash flows from discontinued operations .......           --             (9)             --               --             (9)

Net (decrease) increase in cash ...............   $       18        $     9         $   866         $    (81)       $   812


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

Overview

We are a Fortune 100 company with annual revenues of over $20 billion. Our core business is wireline communications and our largest customer segment is the retail consumer. We have significant interests in wireless communications through our ownership of approximately 40 percent of Cingular Wireless (Cingular), the nation's second largest wireless company. We also operate one of the largest directory advertising businesses in the United States. The great majority of our revenues are generated based on monthly recurring services.

We operate much of our business in one of the country's strongest regional economies, where the population is increasing, real income growth is outpacing the national average and a diverse mix of businesses require advanced information and communication technology solutions. In the Southeast, we expect the growth in our markets to outpace the national average. The Southeast is a net migration region, with positive net migration averaging almost 500 thousand annually. The region's real income is expected to grow 10 to 15 percent higher than the national average in the next five years.

REGULATION AND COMPETITION

The Telecommunications Act of 1996 required local telephone companies to open their existing facilities to use by competitors on "non-discriminatory" terms and prices under what is referred to as an unbundled network element platform, or UNE-P. This requirement has distorted the competitive landscape by allowing competitors to rent access lines at deeply discounted rates that are generally below our historical cost. Utilizing UNE-P, competitors are able to market telephone service and generate reasonable margins with little to no capital investment at risk.

There are a number of regulatory proceedings in progress that could bring about reform. We are appealing the results of last year's FCC Triennial Review Order because the FCC has not yet produced a set of rules on unbundling that comply with the 1996 Telecom Act. In March, the court hearing the appeal issued an opinion vacating most of the rules we challenged, effective June 15, 2004. In response to the opinion, we have entered into negotiations with competitors for services that would replace UNE-P at market-based rates. Further appeal of the March opinion by competitors or the FCC is possible. We also have a pending reconsideration request on the architectural requirements related to fiber deployment for broadband before the FCC. In addition, the FCC is reviewing UNE pricing rules, including an evaluation of the TELRIC methodology, access charge reform and potential regulation of voice over Internet protocol (VoIP). Progress on any of these issues would be positive to our business.

ACQUISITIONS AND DISPOSITIONS

On February 17, 2004, Cingular announced an agreement to acquire AT&T Wireless, which will create the largest wireless carrier in the United States. The acquisition, which is subject to the approvals of AT&T Wireless shareholders and federal regulatory authorities, and to other customary closing conditions, is expected to be completed in the fourth quarter of 2004.

On March 5, 2004, we signed an agreement with Telefonica Moviles, the wireless affiliate of Telefonica, S.A., to sell our interests in 10 Latin American operations. The transaction is subject to due diligence, governmental approvals and other closing conditions. It is expected to close in stages as closing conditions are satisfied, with the final closing expected to occur in the second half of 2004.

On February 12, 2004, we closed on a previously announced agreement to sell our interest in Danish wireless provider, Sonofon, for 3.68 billion Danish Kroner to Telenor ASA. We received 3.05 billion Danish Kroner for our 46.5 percent equity stake and 630 million Danish Kroner for our shareholder loan and accrued interest. These transactions and related currency swaps resulted in net cash received of $617 and an after-tax gain of $295, including net losses on currency hedges, in the first quarter of 2004.

HIGHLIGHTS AND OUTLOOK

Consolidated revenues for the first quarter of 2004 were essentially flat compared to the first quarter of 2003 reflecting top line pressures caused by the loss of 1.6 million retail access lines to UNE-P competitors and technology substitution. Revenue contraction due to line loss and pricing pressures were offset by solid revenue growth in long distance and DSL.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Our cost structure is heavily weighted towards labor and depreciation. Our margins were stable in 2003 as we continued to focus on reducing operating costs across the company and we executed on a targeted capital expenditure program. In the Communications group, we must adjust our workforce as market share of access lines shifts. Since the beginning of 2001, we reduced our workforce in this group by almost 14,000 employees or 20%. In the first quarter of 2004, we announced that the needs of the business would require additional force reductions of nearly 800 employees. Maintaining operating margins going forward will be challenging as competition intensifies and lower margin products, such as long distance and DSL, generate a larger percentage of our overall revenue. This was evident in the first quarter 2004 as operating margins decreased driven by relatively flat revenue growth and expense increases.

Despite the lack of growth in the traditional business, cash flows were strong in the first quarter of 2004 as we delivered $1.1 billion in operating free cash flow from continuing operations (cash flow from operating activities less capital expenditures).

-------------------------------------------------------------------------------
Consolidated Results of Operations
-------------------------------------------------------------------------------

Key financial and operating data for the three months ended March 31, 2003 and 2004 are set forth below. All references to earnings per share are on a diluted basis. The discussion of consolidated results should be read in conjunction with the discussion of results by segment directly following this section.

Following generally accepted accounting principles (GAAP), our financial statements reflect results for the Latin American operations as Discontinued Operations. The operational results and other activity, including the tax over book basis gain, associated with the Latin American segment have been presented on one line item in the income statement separate from Continuing Operations.

                                             For the Three Months
                                               Ended March 31,        Percent
                                              2003         2004        Change
--------------------------------------- ------------- ----------- --------------
Results of operations:
--------------------------------------- ------------- ----------- --------------
Operating revenues                            $ 5,014     $ 4,976        -0.8%
Operating expenses
    Cost of services and products               1,675       1,798         7.3%
    Selling, general, and administrative
      expenses                                    919         909        -1.1%
    Depreciation and amortization                 949         898        -5.4%
    Provision for restructuring and asset
      impairments                                 120          13       -89.2%
                                                -----      ------      -------
Total operating expenses                        3,663       3,618        -1.2%
Operating income                                1,351       1,358         0.5%
Interest expense                                  258         215       -16.7%
Net (losses) earnings of equity affiliates        171         104       -39.2%
Gain (loss) on sale of operations                  --         462           *
Other income (expense), net                        76          64       -15.8%
                                               ------      ------      -------
Income before taxes and cumulative effect of
 changes in accounting principle, net of tax    1,340       1,773        32.3%
Provision for income taxes                        490         623        27.1%
                                               ------      ------      -------
Income before discontinued operations and
 cumulative effect of accounting change           850       1,150        35.3%
Income (loss) from discontinued operations,
 net of tax                                        65         449           *
                                               -------     ------      -------
Income before cumulative effect of changes
 in accounting principle                          915       1,599        74.8%
Cumulative effect of changes in accounting
 principle, net of tax                            315         --            *
                                               -------     ------      -------
Net (loss) income                              $1,230      $1,599        30.0%
                                               =======     ======      =======
*  Not meaningful

Operating Revenues

The decrease in total operating revenues is attributable to lower revenues in the Communications group caused by the loss of 1.6 million retail access lines to UNE-P competitors and technology substitution. The first quarter 2004 also includes the impact of a $50 customer refund accrual recorded in the first quarter 2004 associated with a settlement agreement with the South Carolina Consumer Advocate with respect to previously disclosed litigation. Voice revenues were also negatively impacted by pricing strategies in our effort to remain competitive. Revenues from the sale of wholesale data transport services declined 11.8% in the first quarter 2004 primarily due to reductions in leased circuits by large inter-exchange carriers as they rationalized their capacity needs in relation to current demand. These decreases were substantially offset by revenue growth in long distance and DSL, which together generated nearly $240 in new revenue in the first quarter 2004 compared to the first quarter 2003. Beyond our traditional wireline business, Advertising and Publishing group revenues were down $15 impacted by a reduction in print revenues due to lower overall spending by our advertisers.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Operating Expenses

Operating expenses declined $45 in the first quarter 2004 compared to the first quarter 2003 driven by $107 in lower charges related to restructuring and asset impairments as we rationalized our business in 2003 and $51 in lower depreciation expense attributable to the declines in capital expenditures. These decreases were partially offset by $42 of increases in labor costs in the Communications group impacted by annual salary increases, change in employee mix, higher incentive awards and higher active medical costs, partially offset by lower average headcount, and $71 of increases in variable cost of goods for the provision of long distance service.

Interest Expense

Interest expense related to interest-bearing debt was down $20 year-over-year reflecting lower average debt balances caused by scheduled maturities and early redemptions in 2003. The remaining year-over-year change relates to interest accruals on other liabilities and contingencies.

Net earnings (losses) of equity affiliates

                                       For the Three Months Ended March 31,
                                      ----------------------------------------
                                      ------------ -------------- ------------
                                         2003          2004         Change
                                      ------------ -------------- ------------
                                      ------------ -------------- ------------
     Cingular                         $    165        $    95     $   (70)
     Other equity investees                  6              9           3
                                      ------------ -------------- ------------
     Total                            $    171        $   104     $   (67)
                                      ------------ -------------- ------------

Earnings from Cingular in 2004 were lower compared to 2003 primarily due to significant growth in customers and the costs related to that growth.

Gain (loss) on sale of operations

Gain on sale of operations in 2004 relates to the sale of our interest in Danish wireless provider, Sonofon, for 3.68 billion Danish Kroner to Telenor ASA. We received 3.05 billion Danish Kroner, or $525, for our 46.5% equity stake and 630 million Danish Kroner, or $109, for our shareholder loan and accrued interest, reduced by a settlement of $17 associated with foreign currency swap contracts. As a result of these transactions, we recorded a gain of $462, or $295 net of tax, which included the recognition of cumulative foreign currency translation gains of $13.

Other income (expense), net

                                           For the Three Months Ended March 31,
                                          ------------------------------------
                                          ---------- ------------ ------------
                                             2003         2004       Change
                                          ---------- ------------ ------------
     Interest income                      $   84     $    69      $    (15)
     Other, net                               (8)         (5)            3
                                          ---------- ------------ ------------

     Total Other Income (Expense), net    $   76     $    64      $    (12)
                                          ---------- ------------ ------------

The decrease in interest income reflects a lower rate on our advance to Cingular and the loss of income on an advance to Dutch telecommunications provider Royal KPN N.V. (KPN) due to early repayment.

Provision for income taxes

The provision for income taxes increased $133 compared to the prior year period while the effective tax rate decreased to 35.1% in first quarter 2004 from 36.6% in first quarter 2003. The lower rate in 2004 was impacted by a favorable permanent difference for the Medicare Part D subsidy and a true up of taxes payable associated with divested operations.

Income (loss) from discontinued operations, net of tax

Income from discontinued operations, net of tax, increased $384 in the first quarter 2004 compared to the same period of the prior year primarily due to a $424 tax basis differential gain recorded in the first quarter 2004 as our tax basis in the Latin America investments exceeded the book basis by approximately $1.7 billion. No US tax benefit was previously recognized on losses generated by the Latin American operations due to the essentially permanent duration of those investments. The agreement with Telefonica provides evidence that the temporary difference will reverse in the foreseeable future and, accordingly, we recorded a $424 tax benefit in accordance with SFAS No. 109.
Operating revenue in these operations improved $168 due to increases in revenue in Venezuela, Argentina, Colombia and Chile. End of period customers increased 25%, with a 32% increase in billed minutes of use (MOUs). Cost of services increased $74 due to increased network usage driven by higher average customer base.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

-------------------------------------------------------------------------------
Results by Segment
-------------------------------------------------------------------------------
Our reportable segments reflect strategic business units that offer similar products and services and/or serve similar customers. We have three reportable operating segments:

o        Communications group;
o        Domestic wireless; and
o        Advertising and publishing.

Management evaluates the performance of each business unit based on net income, exclusive of internal charges for use of intellectual property and adjustments for unusual items that may arise. Unusual items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. In addition, when changes in our business affect the comparability of current versus historical results, we will adjust historical operating information to reflect the current business structure. See Note G for a reconciliation of segment results to the unaudited consolidated financial information.

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

During the first quarter 2004, the Communications group continued to emphasize interLATA long distance and FastAccess(R) DSL, encouraging customers to purchase packages containing multiple telecommunications services. We also continued to experience retail access line market share loss due to competition and technology substitution, and we expect these trends to continue during the remainder of 2004.

                                                  For the Three Months
                                                     Ended March 31,     Percent
                                                     2003       2004     Change
 ------------------------------------------------------------------------------
 Segment operating revenues:
   Voice                                          $ 3,163    $ 3,169       0.2%
   Data                                             1,090      1,092       0.2%
   Other                                              323        314      -2.8%
                                                  -------    --------     -----
        Total segment operating revenues            4,576      4,575       0.0%
 Segment operating expenses:
    Cost of services and products                   1,625      1,745       7.4%
    Selling, general, and administrative expenses     764        772       1.0%
    Depreciation and amortization                     937        888      -5.2%
                                                   -------    -------     -----
        Total segment operating expenses            3,326      3,405       2.4%
 Segment operating income                           1,250      1,170      -6.4%
 ------------------------------------------------------------------------------
  Segment net income                                $ 709      $ 687      -3.1%
 ------------------------------------------------------------------------------

 Segment net income including unusual items        $1,451      $ 645     -55.5%

 Key Indicators (000s except where noted)
 ------------------------------------------------------------------------------

  Access Lines (1):
   Residence Retail:
       Primary                                     13,115     12,200      -7.0%
       Additional                                   1,849      1,525     -17.5%
 ------------------------------------------------------------------------------
    Total Retail Residence                         14,964     13,725      -8.3%
 ------------------------------------------------------------------------------
    Residential Wholesale:
       Resale                                         296        160     -45.9%
       UNE-P                                        1,156      1,963      69.8%
 ------------------------------------------------------------------------------
    Total Wholesale Residence                       1,452      2,123      46.2%
 ------------------------------------------------------------------------------
 Total Residence                                   16,416     15,848      -3.5%
 ------------------------------------------------------------------------------

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)


 Key Indicators (continued)                      For the Three Months
                                                     Ended March 31,    Percent
                                                     2003       2004     Change
 ------------------------------------------------------------------------------
   Business Retail                                  5,621      5,354      -4.8%
 ------------------------------------------------------------------------------
   Business Wholesale:
       Resale                                          77         67     -13.0%
       UNE-P                                          614        714      16.3%
 ------------------------------------------------------------------------------
   Total Wholesale Business                           691        781      13.0%
 ------------------------------------------------------------------------------
  Total Business                                    6,312      6,135      -2.8%
 ------------------------------------------------------------------------------
  Other Retail/Wholesale Lines (primarily public)     174        104     -40.2%
 ------------------------------------------------------------------------------

 Total Access Lines                                22,902     22,087      -3.6%
 ------------------------------------------------------------------------------

 DSL customers                                      1,122      1,618      44.2%
 Long distance customers                            1,930      4,596     138.1%
 Access minutes of use (millions)                  22,795     23,293       2.2%
 ------------------------------------------------------------------------------
 Capital expenditures                                $566       $612       8.1%
 ------------------------------------------------------------------------------
  * Not meaningful
 (1) Prior period operating data are often revised at later dates to reflect updated information. The above information reflects the latest data available for the periods indicated.

Segment operating revenues

Voice

Voice revenues increased $6 in the first quarter 2004 compared to the same period in 2003 driven primarily by the growth in interLATA long distance offset by continued access line share loss. Total switched access lines declined 815,000 or 3.6% year-over-year with retail line losses being partially offset by increases in wholesale lines. The access line decline was the result of continued share loss and technology substitution.

Wholesale lines, which consist primarily of unbundled network element - platform (UNE-P) lines, totaled approximately 3 million, up 278 thousand lines in the quarter. The vast majority of the quarterly UNE-P additions were residential. When lines over which we provide retail services are converted to UNE-P, we lose revenue and margin. On average, the revenue from our provision of UNE-P does not permit us to recover the fairly allocated costs we incur to provide it. To mitigate this loss, we are actively seeking reform of the pricing rules that regulators use to set UNE-P prices. We also continue to actively market our own retail services and bundles.

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

We added approximately 397 thousand Answers customers in the first quarter, ending the quarter with more than 3.4 million residential packages, representing a 28% penetration of our retail primary line residence base. Over 78% of Answers customers have long distance in their package and over 44% have either DSL or dial-up Internet.

Long distance voice revenue increased $173 for the first quarter 2004 compared to the same period in 2003, driven primarily by growth in interLATA and wireless long distance. InterLATA revenues increased $177 in the first quarter compared to the same period in 2003. Substantial interLATA growth reflects continued large market share gains driven by marketing efforts and unlimited minute offers. At March 31, 2004, we had almost 4.6 million long distance customers, a penetration rate of 34% of primary residential access lines and 44% of mass-market small business accounts. We also continued to grow our long distance offerings in complex business, signing over 1,200 contracts for long distance services during the quarter. Cumulatively, the company has signed over 8,500 complex business contracts with a total contract value of over $750. Revenue from wholesale long distance services provided to Cingular increased $12 for the first quarter 2004 compared to the same period in 2003. This increase was caused by higher volumes associated with the proliferation of wireless package plans that include long distance.

Switched access revenues are down in the first quarter compared to the same period last year due to volume and rate decreases. Switched access rates were lower due to effects of the CALLs program, an FCC access reform initiative. The decline in rates, however, is substantially offset by higher subscriber line charges which are also included in voice revenues. Switched access MOUs increased 2.2% compared to the first quarter of 2003. The increase is due to the impact of unlimited long distance plans offset somewhat by access line loss and the continuing shift of wholesale lines from resale to UNE-P and alternative communications services, primarily wireless and e-mail.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Data

Data revenues increased $2 in the first quarter 2004 when compared to the same period in 2003. Data revenues were driven by strong growth from the sale of FastAccess(R) DSL service substantially offset by other data products. Combined wholesale and retail DSL revenues were up $58 in the first quarter when compared to the same periods in 2003, due to a larger customer base. As of March 31, 2004, we had over 1.6 million customers, an increase of almost 500 thousand customers compared to March 2003.

Retail data services grew 13% in the first quarter 2004 compared to the corresponding period in 2003 driven primarily by growth from the sale of FastAccess(R) DSL service. Early in the third quarter 2003, we introduced FastAccess(R) DSL Lite, creating a tiered approach to broadband that allows customers to choose the connection speed and price best suited to their Internet use. Including FastAccess(R) DSL Lite, BellSouth added 157,000 net retail broadband customers in the first quarter 2004. These retail customer additions were offset somewhat by wholesale disconnects as we continue to see a shift in customer mix to retail. Other retail data products, primarily DS1 lines (dedicated high capacity lines) were lower, driven by decreases in demand and special access rate reductions effective July 2002.

Revenues from the sale of wholesale data transport services to other communications providers, including long distance companies and CLECs, declined 11.8% in the first quarter 2004 compared to the same period in 2003, primarily due to the lingering impacts of a soft economy, network consolidation by large inter-exchange carriers and the renegotiation of an access contract with a bankrupt wholesale customer.

Other

Other communications revenue decreased $9 in the first quarter 2004 primarily due to the phase-out of our payphone business. Such revenues collectively decreased $20 in the first quarter when compared to the same period in 2003. We exited the payphone business in 2003. To a lesser extent, other revenues were also impacted by decreases in late payment fees and revenues from billing and collection agreements for other communications companies and decreases in paging resale revenues. These decreases were more than offset by increases in equipment and wholesale long distance revenues.

Segment operating expenses

Cost of services and products

Cost of services and products of $1,745 in first quarter 2004 increased $120 from first quarter 2003. Cost of services was impacted by increases of $71 in costs of goods for the provision of long distance services, increases in labor costs of $22 impacted by salary increases, change in employee mix slightly offset by lower average workforce, and increases of $24 in contract services related to network planning projects and equipment installations.

Selling, general, and administrative expenses

Selling, general, and administrative expenses of $772 in first quarter 2004 increased $8 from the first quarter 2003, reflecting $25 in higher corporate affiliate billings and an increase of $20 in salary and wage expense driven by incentive awards and pay increases partially offset by lower headcount. This increase was substantially offset by the decrease in the provision for uncollectibles of $22 as compared to the same period of the prior year driven by continued improvement in our collection process and improved economic conditions and lower advertising expense of $6.

Depreciation and amortization

Depreciation and amortization expense decreased $49 during first quarter 2004 compared to first quarter 2003. The primary driver of the year-over-year decline in depreciation expense relates to lower depreciation rates under the group life method of depreciation. The lower depreciation rates were precipitated primarily by the reductions in capital expenditures over the past several years. Amortization expense increased due to higher levels of capitalized software.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's net income consisted of the following: for first quarter 2004, unusual items of $42 for the South Carolina regulatory settlement and severance; for first quarter 2003, unusual items of $742 in income for the cumulative effect of change in accounting principle related to the adoption of FAS 143 offset by restructuring charges.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

-------------------------------------------------------------------------------
Domestic Wireless
-------------------------------------------------------------------------------

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

During the first quarter 2004, Cingular had net additions of 554,000 customers substantially higher than first quarter 2003. Data revenue played an increasingly important role in revenue composition in 2003 and early 2004, and those impacts are expected to continue to increase through the remainder of 2004. Further, competition continues to be intense, with up to six competitors in most of the significant markets.


                                               For the Three Months
                                                  Ended March 31,       Percent
                                                 2003         2004       Change
 ------------------------------------------------------------------------------
 Segment operating revenues:
    Service revenues                           $ 1,357      $ 1,423        4.9%
    Equipment revenues                              98          154       57.1%
        Total segment operating revenues         1,455        1,577        8.4%
 Segment operating expenses:
    Cost of services and products                  487          584       19.9%
    Selling, general, and administrative expenses  487          548       12.5%
    Depreciation and amortization                  195          221       13.3%
        Total segment operating expenses         1,169        1,353       15.7%
 Segment operating income                          286          224      -21.7%
 ------------------------------------------------------------------------------
  Segment net income                            $  101       $   59      -41.6%
 ------------------------------------------------------------------------------

 Segment net income including unusual items     $  101       $   59      -41.6%

 Key Indicators:
 ------------------------------------------------------------------------------
 Cellular/PCS Customers (000s)                   8,846        9,847       11.3%
 Wireless service average monthly revenue
  per customer - Cellular/PCS                  $ 50.76      $ 47.95       -5.5%
 Capital Expenditures                           $  131       $  134        2.3%
 ------------------------------------------------------------------------------

Segment operating revenues

Cingular's cellular/PCS customers increased 11% compared to March 31, 2003. Our proportional share of Cingular's net cellular/PCS additions in the first quarter 2004 was 221,600, 193% greater than the additions in first quarter 2003. During the three months ended March 31, 2004, Cingular's postpaid, prepaid and reseller customer bases increased. Postpaid gross additions were 71% of all gross additions, similar to first quarter 2003.

For the three months ended March 31, 2004, the cellular/PCS churn rate was 2.7% compared with a 2.6% churn rate for the three months ended March 31, 2003. However, postpaid churn decreased over the same time period, while prepaid and reseller churn increased. To date, wireless local number portability has not materially impacted Cingular's customer churn rate.

Segment operating revenues grew $122 during first quarter 2004 compared to the same period in 2003. Service revenues increased $66 primarily as a result of an 11% higher average cellular/PCS customer base offset by a lower average revenue per user (ARPU). ARPU for cellular/PCS customers declined $2.81 to $47.95 from $50.76 in the quarter ended March 31, 2003. The decrease in ARPU related to several items including the increase in customers on FamilyTalk(R) plans, the success of the RollOver Minutes program and a 1.4% shift in the cellular/PCS subscriber base mix from higher ARPU postpaid customers to lower ARPU prepaid and reseller customers. Additionally, ARPU decreased due to reductions in revenues from roaming when compared to first quarter 2003, reflecting the migration of customers to regional and national rate plans and a reduction in roaming rates with major roaming partners to support all-inclusive rate plans. Also, outcollect roaming revenue dropped as other carriers continue to build out and/or better utilize their own networks. Partially offsetting these decreases were increases in service revenue including an increase in USF regulatory fees and an over 30% increase in data revenues from the first quarter of 2003, reflective of higher penetration and usage of SMS short messaging data services with Cingular's cellular/PCS customers as well as revenue increases related to its Mobitex data network.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Equipment revenues increased $56 due to higher unit sales. Handset sales were impacted by postpaid/prepaid customer gross additions and increased upgrade activity as a result of our GSM conversions and a move towards higher functionality handsets.

Segment operating expenses

Cost of services and products

Cost of services and products increased $97 during first quarter 2004 compared to the same 2003 period. Cingular's expense growth was driven by customer gross additions, upgrade activity and increased expenses related to USF/regulatory fees. Additionally, a 32.6% increase in system minutes of use on the network and associated network system expansion costs resulted in higher quarter over quarter expense.

Selling, general, and administrative expenses

Selling, general, and administrative expenses of $548 in first quarter 2004 increased $61 when compared to first quarter 2003, due to higher commissions expense as a result of higher gross additions, increased advertising and promotion costs, and higher customer service as a result of customer retention and other service improvement initiatives.

Depreciation and amortization

Depreciation and amortization increased $26 in first quarter 2004 when compared to the same period in 2003. The increase in depreciation expense of $26 was attributable to on-going capital spending, including Cingular's GSM network overlay. Amortization expense was flat compared to the same period of 2003.

Unusual items excluded from segment net income

There were no unusual items that were excluded from this segment's net income.



-------------------------------------------------------------------------------
Advertising and Publishing
-------------------------------------------------------------------------------

Our Advertising and publishing segment is comprised of companies in the US that publish, print, sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic media offerings.

In the first quarter 2004, our Advertising and publishing group was negatively affected by weak economic conditions and competition. Although an improving economy should result in higher advertising spending, we expect continued competitive pressure to impact volumes and pricing.


                                                For the Three Months
                                                    Ended March 31,     Percent
                                                   2003         2004     Change
  ------------------------------------------------------------------------------
 Segment operating revenues                      $  498        $ 482      -3.2%
 Segment operating expenses:
    Cost of services and products                    78           80       2.6%
    Selling, general, and administrative expenses   170          156      -8.2%
    Depreciation and amortization                     7            7       0.0%
         Total segment operating expenses           255          243      -4.7%
 Segment operating income                           243          239      -1.6%
 ------------------------------------------------------------------------------
  Segment net income                              $ 149         $147      -1.3%
 ------------------------------------------------------------------------------

 Segment net income (loss) including unusual
  items                                          $ (355)        $147        *

 Capital Expenditures                                $7           $8      14.3%
 ------------------------------------------------------------------------------

* Not meaningful.

Segment operating revenues

Segment operating revenues decreased $16 from first quarter 2003 to first quarter 2004. The decrease includes a reduction in print revenues, partially offset by an increase in electronic media revenues. Sales agency commission revenues decreased slightly as the result of a discontinued line of business. The print revenue decline between periods was primarily driven by the amortization of revenues from directories issued in the latter half of 2003. The decline in

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

revenues from 2003 directories was attributable to the lingering effects of weak economic conditions in 2003, that affected the directory advertising environment, and the continued impact of competition. Revenues from directories issued in 2004 also declined, but to a lesser extent, when compared to their 2003 issues, attributable to the factors discussed previously.

Segment operating expenses

Cost of services and products increased $2 from first quarter 2003 to first quarter 2004, primarily reflecting the impact of increased distribution volumes. Selling, general, and administrative expenses decreased $14 between periods. Uncollectible expense drove this reduction, decreasing $21. The decrease reflects the impact of improved collection performance between periods. Variable costs associated with selling also decreased as the result of the reduction in revenues. Partially offsetting these decreases was increased spending for advertising in response to a more competitive environment. Depreciation and amortization expenses were flat between periods.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's net income consisted of the following: in 2003, unusual items of $(504) included the cumulative effect of change in accounting principle and restructuring charges.


-------------------------------------------------------------------------------
Liquidity and Financial Condition
-------------------------------------------------------------------------------


Net cash provided by (used for):
                                   For the Three Months
                                      Ended March 31,
                                   2003          2004              Change
   ----------------------------------------------------------------------------
   Continuing Operations
        Operating activities.... $ 1,910        $1,728          (182)    -9.5%
        Investing activities.... $  (605)       $ (129)          476     78.7%
        Financing activities.... $(1,337)       $ (778)          559     41.8%
   Discontinued Operations       $    (8)       $   (9)           (1)   -12.5%
   ----------------------------------------------------------------------------


CONTINUING OPERATIONS

Net cash provided by operating activities

Cash generated by operations decreased $182 during first quarter 2004 compared to the prior year due primarily to higher income tax payments. Operating income excluding depreciation and amortization in the Communications group decreased $129 in the first quarter 2004 compared to the same period in 2003, contributing to the operating cash flow decrease.

Net cash used for investing activities

Capital expenditures

Capital expenditures consist primarily of (a) gross additions to property, plant and equipment having an estimated service life of one year or more, plus incidental costs of preparing the asset for its intended use, and (b) gross additions to capitalized software. Our capital expenditures during first quarter 2004 of $635 and first quarter 2003 of $588 were incurred to support our wireline network, to promote the introduction of new products and services and to increase operating efficiency and productivity. The increase in capital expenditures compared to the prior period relates primarily to the timing of capital projects and related expenditures as we expect spending in 2004 to be comparable to 2003.

Other investing activities

During first quarter 2004 we received $525 for the sale of our investment in Sonofon and $109 for the repayment of our shareholder loan and accrued interest, reduced by a settlement of $17 associated with currency swap contracts. In addition, we purchased and sold equity securities for a net cash expenditure of $106. During first quarter 2003 we purchased $14 in equity securities.

Net cash used for financing activities

During first quarter 2004 we utilized cash from operations to reduce short-term borrowings by $362 and pay dividends of 25 cents per share totaling $457. During first quarter 2003 we reduced short-term borrowings by $212 and long-term borrowings by $512. In addition, we paid dividends of 20 cents per share totaling $371 and we purchased 14.8 million

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

shares of our common stock for an aggregate cost of $322, which included $255 of cash payments and $67 of purchases that settled in April.

DISCONTINUED OPERATIONS

In first quarter 2004, operating cash flow from discontinued operations was $69 and capital expenditures were $66. Distributions to minority partners of $41 are included in first quarter 2004, offset by net proceeds of $19 related to the purchase and sale of equity securities and $10 for net debt borrowings and repayments.

In first quarter 2003, operating cash flow from discontinued operations was $(2) and capital expenditures were $43. First quarter 2003 cash flow includes $35 proceeds from sale of Colombian securities and $9 for net debt borrowings and repayments, offset by $7 for purchase of intangibles.

Anticipated sources and uses of funds

Cash flows from operations are our primary source of cash for funding existing operations, capital expenditures, debt interest and principal payments, and dividend payments to shareholders. Should the need arise, however, we believe we are well positioned to raise capital in the public debt markets. At March 31, 2004, our consolidated cash balance was $5,368, which includes approximately $1 billion in our Latin American Discontinued Operations. At March 31, 2004, our corporate debt rating was A1 from Moody's Investor Service and A+ from Standard and Poor's. Our short-term credit rating at March 31, 2004 was P-1 from Moody's and A-1 from Standard and Poor's. Moody's and Standard & Poor's have placed our long-term and short-term ratings on negative credit watch due to the pending acquisition by Cingular of AT&T Wireless. Our authorized commercial paper program as of March 31, 2004 was $8.0 billion, with $1.1 billion outstanding. We believe that we have ready access to the commercial paper market in the event funding in excess of our operating cash flows is needed. We also have a syndicated line of credit in the amount of $1.5 billion in case we are unable to access the commercial paper market. We do not have any balances outstanding under the line of credit. We also have a registration statement on file with the SEC under which $2.3 billion of long-term debt securities could be issued. Our sources of funds -- primarily from operations and, to the extent necessary, from readily available external financing arrangements -- are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the operating needs of our business for at least the next twelve months.

The Communications group and Advertising and publishing group generate substantially all of our consolidated cash provided by operating activities. These segments generate sufficient cash flow to fund operating, investing and financing needs and dividend excess cash to BellSouth for corporate uses. The Domestic Wireless segment, which consists entirely of our equity investment in Cingular, typically does not rely on BellSouth for funding. Cingular generates sufficient cash flow to meet its operating, investing and financing needs through its own operations or through its own financing activities. However, we are committed to funding our pro rata share of Cingular's acquisition of AT&T Wireless as described in the following paragraph.

As previously disclosed, on February 17, 2004, Cingular announced an agreement to acquire AT&T Wireless, which will create the largest wireless carrier in the United States. We have committed to funding our proportionate share of the all cash deal. We expect our funding requirement will be approximately $16 billion. Funding will be achieved through a mix of existing cash on hand, cash generated from operations prior to closing the transaction and asset sales. We plan to access the public debt markets for the remainder. We currently anticipate our likely external funding needs for this transaction to be in the $5 billion range.

In March 2004, we signed an agreement with Telefonica Moviles, the wireless affiliate of Telefonica, S.A. to sell our interests in 10 Latin American operations. The sale is currently expected to generate approximately $3.2 billion in net cash proceeds, after consideration of the $1 billion of cash held in these operations. The transaction is subject to due diligence and governmental approvals. It is expected to close in stages as closing conditions are satisfied, with the final closing expected to occur in the second half of 2004. These net proceeds will be used to fund a portion of the AT&T Wireless transaction described above, and are included in our external borrowing estimate of $5 billion previously noted.


Debt Instruments

On March 19, 2004, our Colombian operation completed the refinancing of its senior secured debt. According to the terms of the refinancing, (1) the maturity was extended from 2005 to 2007, (2) on a pro rata basis with our partner, we agreed to provide support in the aggregate amount of $70 for 30 months and (3) we and our partner pledged 100% of the capital stock of the Colombian operations as security for the loan. After closing this transaction, BellSouth Colombia will have outstanding debt of approximately $490, of which $139 is remaining under the loan participation agreement. Subsequent to the transaction, BellSouth's consolidated balance sheet will reflect $139 as the remaining investment in loan participation and outstanding debt of approximately $490. Both these amounts will be reflected as assets and liabilities of discontinued operations.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

-------------------------------------------------------------------------------
Market Risk
-------------------------------------------------------------------------------

For a complete discussion of our market risks, you should refer to the caption "Quantitative and Qualitative Disclosure About Market Risk" in our 2003 annual report on Form 10-K. Our primary exposure to market risks relates to unfavorable movements in interest rates and foreign currency exchange rates. We do not anticipate any significant changes in our objectives and strategies with respect to managing such exposures.

In order to limit our risk from fluctuations in interest rates, we enter into interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. In first quarter 2004, we entered into an additional interest rate swap, bringing the total notional value of our fair value hedges to $600. We did not enter into any additional cash flow hedges.

-------------------------------------------------------------------------------
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
-------------------------------------------------------------------------------

Other than as set forth below, there are no material changes with respect to off-balance sheet arrangements and aggregate contractual obligations as presented in our 2003 Form 10-K.

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

Venezuelan put-call provision

We own a 78.2% interest in Telcel, our Venezuelan operation. Telcel's other major shareholder holds an indirect 21% interest in Telcel. Under a Stock Purchase Agreement, that shareholder has the right to initiate a process that could require us to purchase (the puts), and we have the right to initiate a process that could require that shareholder to sell (the calls) to us, the shareholder's interest in Telcel. Notice of the initiation of the process with respect to approximately half of that shareholder's interest was to be given in 2000 and notice with respect to the remaining balance was to be given in 2002. If we exercise our call right, we would purchase that shareholder's interest at between 100% and 120% of its appraised fair value. If we are required to purchase the interest (the puts), we would do so at between 80% and 100% of its appraised fair value.

In 2000, the shareholder initiated a process for appraising the value of approximately half of its interest in Telcel, but the process was not completed. The shareholder also has sent a letter purporting to exercise the balance of the puts under the Stock Purchase Agreement. We are currently in arbitration with the shareholder over alleged breaches by BellSouth and the shareholder of the Stock Purchase Agreement, including the timing of the valuation and whether the process was properly initiated in 2000. The shareholder is seeking damages and specific performance, and BellSouth is seeking, among other things, unspecified damages and a ruling that it has not breached the Stock Purchase Agreement in any respect. The arbitration also relates to an alleged oral agreement to buy out the shareholder's entire interest in Telcel, which we argue does not exist. Hearings on these matters occurred in January and April 2004. If the arbitration panel rules against BellSouth, it is possible that the appraised fair value of the shareholder's interest in Telcel could be substantially in excess of current value. At this time, the likely outcome of this arbitration cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

Colombian Put-Call

We are the majority shareholder in BellSouth Colombia, a wireless operator in Colombia. We have agreed with our partner to a series of related put and call agreements whereby we can acquire, or could be compelled by our partner to acquire, additional shares of the Colombian operation currently held by our partner for a price equal to the appraised fair value.

In March 2004, we exercised our call right with respect to the first put/call provision. As a result, we purchased 11.6% of the Colombian operation from our partner, increasing our ownership interest in BellSouth Colombia from 66% to 77.6%. The purchase price for the additional interest was $32 and was funded from cash on hand. This transaction will be reflected in our second quarter 2004 financial statements due to the month-in-arrears accounting for this entity. Under a second put/call option, the remaining balances of our partner's shares can be called by us or put to us beginning in 2006 until 2009. We cannot predict if either party will exercise its rights under the second put/call option provision. Upon completion of the pending acquisition of our Colombian operations by Telefonica Moviles, the shareholders agreement will be assigned to Telefonica and all of our obligations under the shareholders agreement will cease.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

-------------------------------------------------------------------------------
Operating Environment
-------------------------------------------------------------------------------

Domestic Economic Trends

On average, the economy of the nine-state region tends to closely track the US economy. Economic activity during the first quarter of 2004 showed continuing strength following the acceleration of economic growth to an annual rate of 6.2 percent during the second half of 2003. The US economy is projected to grow at an average annual rate of 4.6 percent in 2004.

Real personal income growth in our region, estimated at 2.0 percent in 2003, is expected to reach 3.9 percent in 2004. Employment in the region, which has historically been closely correlated with various measures of BellSouth's business performance, is projected to rise 1.4 percent in 2004 following an increase of just 0.2 percent in 2003. Residential construction activity was at its strongest level since 1985-1986 in 2003 with more than 500,000 housing starts. Residential construction in the region was still strong in the first quarter and it is expected that housing starts will exceed 500,000 again in 2004. Historically, our business has improved with a stronger economy; however, we expect the more competitive environment of 2004 to affect our performance.

Other Matters in the Domestic Business

In April 2004, MCI (formerly known as WorldCom) emerged from bankruptcy. As a result, in the second quarter 2004, we will make a net payment to MCI of approximately $81 related to our previously accrued and disclosed settlement.

Legal Matters

We are involved in numerous legal proceedings associated with state and federal regulatory matters. While complete assurance cannot be given as to the outcome of these matters, we believe that any financial impact would not be material, individually or in the aggregate, to our results of operations, financial position or cash flows. See Note I to our consolidated interim financial statements.

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

There are possible developments that could cause our actual results to differ materially from those forecast or implied in the forward-looking statements. You are cautioned not to place undue reliance on these forward- looking statements, which are current only as of the date of this filing. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

    o changes in US or foreign laws or regulations, or in their interpretations, which could result in the loss, or reduction in value, of our licenses, concessions or markets, or in an increase in competition, compliance costs or capital expenditures;

    o continued pressures on the telecommunications industry from a financial, competitive and regulatory perspective;

    o the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;

    o changes in the federal and state regulations governing the terms on which we offer wholesale services to our competitors;

    o   continued successful penetration of the interLATA long distance market;

    o consolidation in the wireline and wireless industries in which we operate;

    o higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;

    o   the outcome of pending litigation;

    o unanticipated higher capital spending from, or delays in, the deployment of new technologies;

    o   the impact of terrorist attacks on our business;

    o the impact and the success of the wireless joint venture with SBC Communications, known as Cingular Wireless, including marketing and product development efforts, technological change, financial capacity and closing and integration of the pending acquisition of AT&T Wireless;

    o Cingular Wireless' failure to realize, in the amounts and within the timeframe contemplated, the capital and expense synergies and other financial benefits expected from its proposed acquisition of AT&T Wireless as a result of technical, logistical, regulatory and other factors;

    o the unwillingness of banks or other lenders to lend to our international operations or to restructure existing debt, particularly in Latin America; and

    o continued deterioration in foreign currencies relative to the US Dollar in foreign countries in which we operate, particularly in Latin America.

PART II -- OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table contains information about our purchases of our equity securities during the first quarter of 2004.

Issuer Purchases of Equity Securities
                                                                  Approximate
                     Total Number           Total Number of       Dollar Value
                         of       Average  Shares Purchased as  that May Yet Be
                       Shares      Price       Part of a          Be Purchased
   Period            Purchased(1) Paid per  Publicly Announced     Under the
                                    Share           Plan             Plan(2)
   ------           ------------  -------- -------------------  ----------------
January 1-31, 2004     1,530       $29.27          --                  --
February 1-29, 2004    2,705        27.67          --                  --
March 1-31, 2004       3,538        27.60          --                  --
--------------------------------------------------------------------------------
Total                  7,773       $27.95          --                  --
--------------------------------------------------------------------------------
  (1) Represents shares purchased from employees to pay taxes related to the vesting of restricted shares. Excludes shares purchased from employees to pay taxes related to the exercise of stock options.
  (2) Our publicly announced stock repurchase program expired pursuant to its terms on December 31, 2003.

Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits:

     Exhibit
      Number
-------------------
-------------------

          3b        By-laws of BellSouth Corporation adopted April 26, 2004.
          4a        No instrument which defines the rights of holders of our
                    long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such
                    instrument to the SEC upon request.
       10r-5        Third Amendment dated March 15, 2004 to the BellSouth
                    Corporation Trust Under Executive Benefit Plan(s).
       10s-5        Third Amendment dated March 15, 2004 to the BellSouth
                    Telecommunications, Inc. Trust Under Executive
                    Benefit Plan(s).
       10t-4        Third Amendment dated March 15, 2004 to the BellSouth
                    Corporation Trust Under Board of Directors Benefit Plan(s).
       10u-4        Third Amendment dated March 15, 2004 to the BellSouth
                    Telecommunications, Inc. Trust Under Board of
                    Directors Benefit Plan(s).
          11        Computation of Earnings Per Common Share.
          12        Computation of Ratio of Earnings to Fixed Charges.
         31a        Section 302 certification of F. Duane Ackerman.
         31b        Section 302 certification of Ronald M. Dykes.
          32        Statement Required by 18 U.S.C. Section 1350, as adopted
                    pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

Date of Event              Subject

January 22, 2004           Press release announcing financial results for fourth
                           quarter and fiscal year 2003.

February 17, 2004          Press release announcing execution of agreement for
                           Cingular Wireless to purchase AT&T Wireless.

March 10, 2004             Press release announcing execution of agreement to
                           sell Latin America segment to Telefonica Moviles.

March 31, 2004             Regulation FD disclosure reporting press release
                           announcing availability of recast financial statements to give effect to sale of Latin America segment.

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


                                                           BELLSOUTH CORPORATION
                                                       By /s/ W. Patrick Shannon
                                                          ----------------------
                                                              W. PATRICK SHANNON
                                                        Vice President - Finance
                                                  (Principal Accounting Officer)


May 5, 2004

                                  EXHIBIT INDEX

     Exhibit
     Number

     3b           By-laws of BellSouth Corporation adopted April 26, 2004.

     4a No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such instrument to the SEC upon request.

     10r-5 Third Amendment dated March 15, 2004 to the BellSouth Corporation Trust Under Executive Benefit Plan(s).

     10s-5 Third Amendment dated March 15, 2004 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s).

     10t-4 Third Amendment dated March 15, 2004 to the BellSouth Corporation Trust Under Board of Directors Benefit Plan(s).

     10u-4 Third Amendment dated March 15, 2004 to the BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s).

     11           Computation of Earnings Per Common Share.

     12           Computation of Ratio of Earnings to Fixed Charges.

     31a          Section 302 certification of F. Duane Ackerman.

     31b          Section 302 certification of Ronald M. Dykes.

     32 Statement Required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.