Form 10-Q
period 2004-06-30
BELLSOUTH CORP
filed 2004-08-02
CIK 732713

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

      ---------------------------------------------------------------------


                                    FORM 10-Q

         (Mark One)


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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


At July 29, 2004, 1,830,737,118 common shares were outstanding.

                                Table of Contents


Item                                                               Page
                                     Part I

1.  Financial Statements
        Consolidated Statements of Income ...................        3
        Consolidated Balance Sheets .........................        4
        Consolidated Statements of Cash Flows ...............        5
        Consolidated Statements of Shareholders' Equity
           And Comprehensive Income .........................        6
        Notes to Consolidated Financial Statements ..........        7

2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations ...................       19

3.  Qualitative and Quantitative Disclosures about Market
      Risk...................................................       31

4.  Controls and Procedures..................................       31

                                     Part II

2.  Changes in Securities, Use of Proceeds and Issuer
      Purchases of Equity Securities ........................       34

4.  Submission of Matters to a Vote of Security Holders......       34

6.  Exhibits and Reports on Form 8-K ........................       35

PART I - FINANCIAL INFORMATION

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)
                                    For the Three Months      For the Six Months
                                       Ended June 30,            Ended June 30,
                                      2003          2004       2003        2004
                                       (As                      (As
                                     Adjusted                 Adjusted
                                     - Note C)                - Note C)
----------------------------------- ----------- ----------    ---------  -------
Operating Revenues:
    Communications group               $ 4,545    $ 4,562     $ 9,053    $ 9,047
    Advertising and publishing             520        507       1,014        986
    All other                               14         14          26         26
                                    ----------- ----------    ---------  -------
        Total Operating Revenues         5,079      5,083      10,093     10,059

Operating Expenses:
    Cost of services and products
      (excludes depreciation and
      amortization shown
      separately below)                  1,765      1,789       3,440      3,587
    Selling, general, and
      administrative expenses              989        930       1,908      1,839
    Depreciation and amortization          953        914       1,902      1,812
    Provisions for restructuring            18          8         138         21
                                    ----------- ----------    ---------  -------
        Total Operating Expenses         3,725      3,641       7,388      7,259

Operating income                         1,354      1,442       2,705      2,800
Interest expense                           233        211         491        426
Net earnings (losses) of equity
  affiliates                               177        151         348        255
Gain on sale of operations                   -          -           -        462
Other income (expense), net                121         73         197        137
                                    ----------- ----------    ---------  -------

Income from Continuing Operations
  Before Income Taxes, Discontinued
  Operations and Cumulative Effect
  of Changes in Accounting
  Principle                              1,419      1,455       2,759      3,228
Provision for Income Taxes                 511        516       1,001      1,139
                                    ----------- ----------    ---------  -------
Income from Continuing Operations
  Before Discontinued Operations
  and Cumulative Effect of Changes
  in Accounting Principle                  908        939       1,758      2,089
Income (Loss) from Discontinued
  Operations, Net of Tax                    43         57         108        506
                                    ----------- ----------    ---------  -------
Income Before Cumulative Effect of
  Changes in Accounting Principle          951        996       1,866      2,595
Cumulative Effect of Changes in
  Accounting Principle, Net of Tax           -          -         315          -
                                    ----------- ----------    ---------  -------

         Net Income                      $ 951      $ 996     $ 2,181    $ 2,595
                                    =========== ==========    =========  =======


Weighted-Average Common Shares
  Outstanding:
    Basic                                1,847      1,832       1,853      1,832
    Diluted                              1,851      1,836       1,856      1,837
Dividends Declared Per Common Share     $ 0.23     $ 0.27      $ 0.44     $ 0.52

Basic Earnings Per Share:
    Income from Continuing
      Operations Before
      Discontinued Operations and
      Cumulative Effect of Changes
      in Accounting Principle           $ 0.49     $ 0.51      $ 0.95     $ 1.14
    Income (Loss) from Discontinued
      Operations, Net of Tax              0.02       0.03        0.06       0.28
    Cumulative Effect of Accounting
      Changes, Net of Tax                    -          -        0.17          -
                                    ----------- ----------    ---------  -------
    Net Income                          $ 0.51     $ 0.54      $ 1.18     $ 1.42
                                    =========== ==========    =========  =======
Diluted Earnings Per Share:
    Income from Continuing
      Operations Before
      Discontinued Operations and
      Before Cumulative Effect of
      Changes in Accounting
      Principle                         $ 0.49     $ 0.51      $ 0.95     $ 1.14
    Income (Loss) from Discontinued
      Operations, Net of Tax              0.02       0.03        0.06       0.28
    Cumulative Effect of Accounting
      Changes, Net of Tax                    -          -        0.17          -
                                    ----------- ----------    ---------  -------
    Net Income*                         $ 0.51     $ 0.54      $ 1.18     $ 1.41
                                    =========== ==========    =========  =======
*Net income per share does not sum due to rounding

              The accompanying notes are an integral part of these
                       consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                               December 31,         June 30,
                                                   2003               2004
                                           -------------------------------------
                                                                   (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents..............   $        4,556     $         6,216
   Accounts receivable, net of
     allowance for uncollectibles of
     $496 and $338........................            2,870               2,436
   Material and supplies..................              375                 319
   Other current assets ..................            1,048                 870
   Assets of discontinued operations......               --               3,928
                                              ----------------   ---------------
      Total current assets................            8,849              13,769
                                              ----------------   ---------------

Investments and advances..................            8,552               8,638
Property, plant and equipment, net........           23,807              22,104
Deferred charges and other assets.........            5,855               6,033
Goodwill..................................              342                 249
Intangible assets, net....................            2,297               1,501
                                              ----------------   ---------------
       Total assets.......................   $       49,702     $        52,294
                                              ================   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Debt maturing within one year........   $        3,491     $         3,262
     Accounts payable.....................            1,339                 883
     Other current liabilities............            3,628               3,301
     Liabilities of discontinued
       operations.........................               --               2,469
                                              ----------------   ---------------
       Total current liabilities .........            8,458               9,915
                                              ----------------   ---------------

Long-term debt ...........................           11,489              10,341
                                              ----------------   ---------------

Noncurrent liabilities:
     Deferred income taxes................            5,349               6,180
     Other noncurrent liabilities.........            4,694               4,342
                                              ----------------   ---------------
       Total noncurrent liabilities.......           10,043              10,522
                                              ----------------   ---------------

Shareholders' equity:
     Common stock, $1 par value (8,650
       shares authorized; 1,830 and
       1,831 shares outstanding)..........            2,020               2,020
     Paid-in capital......................            7,729               7,748
     Retained earnings....................           16,540              18,126
     Accumulated other comprehensive
       income (loss)......................             (585)               (460)
     Shares held in trust and treasury....           (5,992)             (5,918)
                                              ----------------   ---------------
             Total shareholders' equity...           19,712              21,516
                                              ----------------   ---------------

       Total liabilities and
         shareholders' equity.............   $       49,702     $        52,294
                                              ================   ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(Unaudited)


                                                     For the Six Months
                                                       Ended June 30,
                                                   2003              2004
                                             -----------------------------------
Cash Flows from Operating Activities:          As Adjusted
                                                - Note C)
Income from continuing operations
  before discontinued operations and
  cumulative effect of changes in
  accounting principles  .................   $        1,758     $         2,089
Adjustments to reconcile income to
  cash provided by operating
  activities from continuing
  operations:
    Depreciation and amortization.........            1,902               1,812
    Provision for uncollectibles..........              287                 195
    Net losses (earnings) of equity
      affiliates..........................             (348)               (255)
    Net (gains) losses on sale or
      impairment of equity securities.....                8                   3
    Deferred income taxes and
      investment tax credits..............              506                 603
    Pension income........................             (267)               (242)
    Pension settlement (gains) losses.....               87                  --
    Stock-based compensation expense......               60                  58
    Gain on sale of operations............               --                (462)
Net Change in:
    Accounts receivable and other
      current assets......................               63                (124)
    Accounts payable and other current
      liabilities.........................              124                  84
    Deferred charges and other assets.....              131                 (77)
    Other liabilities and deferred
      credits.............................              (36)                 20
Other reconciling items, net..............               12                  93
                                                 --------------   --------------
    Net cash provided by operating
      activities from continuing
      operations .........................            4,287               3,797
                                                 ==============   ==============

Cash Flows from Investing Activities:
Capital expenditures......................           (1,265)             (1,366)
Proceeds from sale of operations .........               --                 525
Proceeds from sale of debt and equity
  securities..............................               26                  34
Investments in debt and equity
  securities..............................              (21)               (416)
Proceeds from repayment of loans and
  advances................................            1,899                 109
Settlement of derivatives on advances ....             (352)                (17)
Other investing activities, net...........               (1)                  5
                                                 --------------   --------------
    Net cash provided by (used in)
      investing activities from
      continuing operations ..............              286              (1,126)
                                                 ==============   ==============

Cash Flows from Financing Activities:
Net borrowings (repayments) of
  short-term debt.........................             (398)               (339)
Proceeds from the issuance of
  long-term debt .........................               --                 696
Repayments of long-term debt..............           (1,556)               (221)
Dividends paid............................             (759)               (914)
Purchase of treasury shares...............             (322)                (99)
Other financing activities, net...........               22                  51
                                                 --------------   --------------
    Net cash used in financing
      activities from continuing
      operations .........................           (3,013)               (826)
                                                 ==============   ==============

Net increase (decrease) in cash and
  cash equivalents from continuing
  operations..............................            1,560               1,845
Net increase (decrease) in cash and
  cash equivalents from discontinued
  operations..............................               80                (185)
                                                 --------------   --------------
      Net increase (decrease) in cash
        and cash equivalents..............            1,640               1,660
Cash and cash equivalents at beginning
  of period...............................            2,482               4,556
                                                 --------------   --------------
Cash and cash equivalents at end of
  period .................................       $    4,122        $      6,216
                                                 ==============   ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (IN MILLIONS)
(Unaudited)


                                           Number of Shares                                  Amount
                                           ------------------    -------------------------------------------------------------------
                                                       (a)                                    Accum.    (a)
                                                     Shares                                   Other    Shares
                                                     Held in                                  Compre-  Held in
                                                     Trust                                    hensive  Trust      Guarantee
                                             Common  and           Common  Paid-in  Retained  Income   and        of ESOP
                                              Stock  Treasury       Stock  Capital  Earnings  (Loss)   Treasury   Debt        Total
 Balance at December 31, 2002                 2,020    (160)      $ 2,020  $ 7,546  $ 14,531  $ (740)  $ (5,372)  $  (79)  $ 17,906



 Net Income                                                                            2,181                                  2,181
 Other comprehensive income, net of tax
      Foreign currency translation
         adjustment (b)                                                                          (45)                           (45)
      Net unrealized losses on
         securities                                                                               28                             28
      Net unrealized gains on
         derivatives (c)                                                                         (22)                           (22)
 Total comprehensive income (d)                                                                                               2,142
 Dividends declared                                                                     (815)                                  (815)
 Share issuances for employee benefit
    plans                                                 2                    (15)      (42)                79                  22
 Purchase and sales of treasury stock
    by grantor trust                                                                    (112)               112                  --
 Purchase of treasury stock                             (15)                                               (322)               (322)
 Stock-based compensation                                                       67                                               67
 Tax benefit related to stock options                                           22                                               22
 ESOP activities and related tax benefit                                                   1                          34         35

 Balance at June 30, 2003                     2,020    (173)      $ 2,020  $ 7,620  $ 15,744  $ (779)  $ (5,503)   $ (45)  $ 19,057






 Balance at December 31, 2003                 2,020    (190)      $ 2,020  $ 7,729  $ 16,540  $ (585)  $ (5,992)   $  --   $ 19,712


 Net Income                                                                            2,595                                  2,595
 Other comprehensive income, net of tax
      Foreign currency translation
         adjustment(b)                                                                            92                             92
      Net unrealized losses on securities                                                         10                             10
      Net unrealized gains on
         derivatives (c)                                                                          23                             23
 Total comprehensive income (d)                                                                                               2,720
 Dividends declared                                                                     (946)                                  (946)
 Purchase and sales of treasury stock by
    grantor trust                                                                2                           (2)                 --
 Purchase of treasury stock                              (4)                                                (99)                (99)
 Share issuances for employee benefit
    plans                                                 5                    (61)      (63)               175                  51
 Stock-based compensation                                                       62                                               62
 Tax benefit related to stock options                                           16                                               16

 Balance at June 30, 2004                     2,020    (189)      $ 2,020  $ 7,748  $ 18,126  $ (460)  $ (5,918)   $  --   $ 21,516



(a) Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of June 30, 2003, there were approximately 49 shares held in trust and 124 shares held in treasury. As of June 30, 2004, there were approximately 26 shares held in trust and 163 shares held in treasury.
(b) Net unrealized foreign currency translation adjustments include realized losses of $86 in 2003 and realized gains of $13 in 2004.
(c) Net unrealized gains on derivatives include adjustments for realized gains of $20 in 2003 and $3 in 2004.
(d) Total comprehensive income was $1,031 for second quarter 2003 and $1,007 for second quarter 2004.





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

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of our significant accounting policies and other information, you should read this report in conjunction with the consolidated financial statements included in our latest annual report on Form 10-K, as modified by the current report on Form 8-K dated July 30, 2004.

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


                                        For the Three Months  For the Six Months
                                           Ended June 30,        Ended June 30,
                                            2003    2004          2003     2004

Basic common shares outstanding            1,847   1,832         1,853    1,832
Incremental shares from stock options and
   benefit plans                               4       4             3        5
                                           -----   -----         -----    -----
Diluted common shares outstanding          1,851   1,836         1,856    1,837
                                           =====   =====         =====    =====

The earnings amounts used for per-share calculations are the same for both the basic and diluted methods. Outstanding options to purchase 80 million shares for the three months and six months ended June 30, 2004 were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common stock or the effect was anti-dilutive. Outstanding options to purchase 95 million shares for the three months ended June 30, 2003 and 91 million shares for the six months ended June 30, 2003 were also not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common stock or the effect was anti-dilutive.

NOTE C - DISCONTINUED OPERATIONS

In March 2004, we signed an agreement with Telefonica Moviles, the wireless affiliate of Telefonica, S.A. (Telefonica), to sell all our interests in our Latin American operations. Cash proceeds at closing are expected to be $4.4 billion. Net cash inflow will be $3.4 billion after consideration of the $1 billion of cash held in these operations that will transfer to Telefonica at closing. Based on the net book value of our investment and the anticipated proceeds, we expect to record an after-tax gain of approximately $1.5 billion at the closing of the transaction. The transaction is subject to governmental approvals and other closing conditions. It is expected to close in stages as closing conditions are satisfied, with the closings expected to occur in the second half of 2004.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we have classified the results of our Latin American segment as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the Latin American operations as one line item on the income statement. Beginning with the second quarter of 2004, long-lived assets of the Latin America group ceased to be depreciated (amortized) in accordance with SFAS No. 144.

Summary Financial Information

The assets and liabilities of our Latin American operations are aggregated and presented as current assets and current liabilities in the consolidated balance sheet at June 30, 2004. Additional detail related to the assets and liabilities of our discontinued operations follows:

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE C - DISCONTINUED OPERATIONS (Continued)


     At June 30, 2004:
     Current assets (excluding cash of $1,010)                   $ 1,383
     Property, plant and equipment, net                            1,309
     Investments and advances                                        274
     Intangible assets, net                                          930
     Other non-current assets                                         32
                                                              --------------
                                                              --------------
            Total Assets                                         $ 3,928
                                                              ==============

     Current liabilities                                         $ 1,660
     Long-term debt                                                  430
     Other non-current liabilities                                   379
                                                              --------------
                                                              --------------
           Total Liabilities                                     $ 2,469
                                                              ==============

Summarized results of operations for the discontinued operations are as follows:

                                  For the Three Months       For the Six Months
                                      Ended June 30,            Ended June 30,
                                      --------------            --------------
                                    2003         2004         2003         2004
     Operating revenue             $ 563         $679      $ 1,072      $ 1,356
     Operating income               $ 81         $212        $ 110        $ 283
     Income before income taxes     $ 54         $109        $ 103        $ 153
     Provision (benefit) for
       income taxes                 $ 11         $ 52        $  (5)       $(353)
     Net income from discontinued
       operations                   $ 43         $ 57        $ 108        $ 506

Tax over Book Basis Differential

Our tax basis in the Latin America investments exceeds the book basis by approximately $1.7 billion. No US tax benefit was previously recognized on losses generated by the Latin American operations due to the essentially permanent duration of those investments. The agreement with Telefonica provides evidence that the temporary difference will reverse in the foreseeable future and, accordingly, in the first quarter of 2004 we recorded a $424 tax benefit in accordance with SFAS No. 109, "Accounting for Income Taxes." Tax expense of $8 was booked related to additional basis differential created in second quarter 2004 adjusting the year-to-date benefit to $416. In addition, a tax benefit of $184 has been recorded for the year-to-date period directly to equity, related to the cumulative currency translation balance associated with the discontinued operations.

Buyout of Minority Partners

In March and April 2004, we purchased interests and other rights of minority partners in Argentina, Ecuador and Colombia. These purchases bring our ownership interest to 100% in Argentina and Ecuador and to 77.6% in Colombia. The aggregate purchase price of these acquisitions, including payment of minority shareholder loans, was $177. The assignment of the purchase price to the estimated fair values of assets acquired and liabilities assumed resulted in an increase to intangible assets of $55 and an increase to goodwill of $81. In connection with the purchase of our minority partner in Argentina, the consideration paid exceeded the fair value by approximately $33. Accordingly, this amount was recognized as a charge to income/loss from discontinued operations in the second quarter.

Put-Call Arrangements

We own a 78.2% interest in Telcel, our Venezuelan operation. Telcel's other major shareholder holds an indirect 21% interest in Telcel. Under a Stock Purchase Agreement, that shareholder has the right to initiate a process that could require us to purchase (the puts), and we have the right to initiate a process that could require that shareholder to sell (the calls) to us, the shareholder's interest in Telcel. Notice of the initiation of the process with respect to approximately half of that shareholder's interest was to be given in 2000 and notice with respect to the remaining balance was to be given in 2002. If we exercise our call right, we would purchase that shareholder's interest at between 100% and 120% of its appraised fair value. If we are required to purchase the interest (the puts), we would do so at between 80% and 100% of appraised fair value.

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

respect. The arbitration also relates to an alleged oral agreement to buy out the shareholder's entire interest in Telcel, which agreement we argue does not exist. Hearings on these matters occurred in January and April 2004. If the arbitration panel rules against BellSouth, it is possible that the appraised fair value of the shareholder's interest in Telcel could be substantially in excess of current value. At this time, the likely outcome of this arbitration cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

We are the majority shareholder in BellSouth Colombia, a wireless operator in Colombia. We have agreed with our partner to a put and call agreement whereby we can acquire, or could be compelled by our partner to acquire, additional shares of the Colombian operation currently held by our partner for a price equal to the appraised fair value. Under the remaining put/call option, the residual balance of our partner's shares can be called by us or put to us beginning in 2006 until 2009. We cannot predict if either party will exercise its rights under this put/call option provision. Upon completion of the pending acquisition of our Colombian operations by Telefonica Moviles, the shareholders agreement will be assigned to Telefonica and all of our obligations under the shareholders agreement will cease.

Venezuela Currency

We consolidate the operations of Telcel in Venezuela. There are currency restrictions in place in Venezuela that limit our ability to physically convert local currency to US Dollars. Because of the currency controls, we are accumulating significant balances in Bolivars held in local banks. We are utilizing available alternatives in order to convert the currency into US Dollars when possible.

Due to the currency controls, there is no free market currency exchange rate. Therefore, in preparing our consolidated financial statements, we used the exchange rate established by the Venezuelan government of 1,920 Bolivars to the US Dollar to translate the local currency financial statements into our reporting currency, the US Dollar. When the Bolivar resumes trading on the open market, the exchange rate may be different from the rate set by the government. A significant devaluation of the local currency would result in a decline in revenues and, to a lesser extent, operating expenses when reported in the US Dollar. To the extent permissible by regulatory and market conditions, a portion of the effect of a devaluation could be offset by local rate increases. As an example, a devaluation in the Venezuelan currency from the average rate used in our financial statements to 3,000 Bolivars to the US Dollar would equate to a decrease in revenues of approximately $203 for the six months ended June 30, 2004, not taking into consideration any potential impacts from offsetting local rate increases. Such a change in the exchange rate would also result in a reduction in the company's net assets of approximately $192, which would be reported as a reduction in shareholders' equity through the cumulative foreign currency translation adjustment. Because certain expenses are settled in US Dollars, determination of the net income impact of such a devaluation is not practicable.

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

Colombia Debt Restructure

On March 19, 2004, our Colombian operation completed the refinancing of its senior secured debt. According to the terms of the refinancing, (1) the maturity was extended from 2005 to 2007, (2) on a pro rata basis with our partner, we agreed to provide support in the aggregate amount of $70 for 30 months and (3) we and our partner pledged 100% of the capital stock of the Colombian operations as security for the loan. As of June 30, 2004, BellSouth's consolidated balance sheet reflects the $139 remaining investment in the loan participation agreement and the debt of $477 as assets and liabilities of discontinued operations.

NOTE D - EMPLOYEE BENEFIT PLANS

Substantially all of our employees are covered by noncontributory defined benefit pension plans, as well as postretirement health and life insurance welfare plans ("other benefits").

The following details pension and postretirement benefit costs included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying Consolidated Statements of Income. We account for these costs in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Components of net periodic benefit costs for the three months and six months ended June 30 were as follows:

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE D - EMPLOYEE BENEFIT PLANS (Continued)

                                    Pension Benefits          Other Benefits
                                 ----------------------  -----------------------
                                 ----------------------  -----------------------
                                  For the Three Months     For the Three Months
                                     Ended June 30,           Ended June 30,
                                 ----------------------  -----------------------
                                 ----------- ----------  ------------ ----------
                                    2003         2004        2003          2004
                                    ----         ----        ----          ----
Service cost                        $ 45         $ 44        $ 12         $ 12
Interest cost ...................    186          174         120          108
Expected return on plan assets ..   (347)        (329)        (78)         (80)
Amortizations:
  Unrecognized net obligation ...     (1)          --          18           18
  Unrecognized prior service cost    (10)         (11)         41           40
  Unrecognized (gain) loss.......     (7)           1          27           24
                                 ----------- ----------  ------------ ----------
                                 ----------- ----------  ------------ ----------
Net periodic benefit cost
  (income) .............            (134)        (121)        140          122
                                 ----------- ----------  ------------ ----------
                                 ----------- ----------  ------------ ----------

  Settlements ...................     20           --          --           --
                                 ----------- ----------  ------------ ----------
                                 ----------- ----------  ------------ ----------
Net periodic benefit cost
  (income), adjusted....          $ (114)      $ (121)        $140        $122
                                 =========== ==========  ============ ==========

                                    Pension Benefits          Other Benefits
                                 ----------------------  -----------------------
                                 ----------------------  -----------------------
                                   For the Six Months        For the Six Months
                                     Ended June 30,           Ended June 30,
                                 ----------------------  -----------------------
                                 ----------- ----------  ------------ ----------
                                    2003         2004        2003          2004
                                    ----         ----        ----          ----
Service cost ....................   $ 91         $ 88        $ 25         $ 23
Interest cost ...................    371          348         241          216
Expected return on plan assets ..   (693)        (659)       (156)        (160)
Amortizations:
  Unrecognized net obligation ...     (2)          --          36           43
  Unrecognized prior service cost    (20)         (22)         81           93
  Unrecognized (gain) loss.......    (14)           3          54           45
                                 ----------- ----------  ------------ ----------
                                 ----------- ----------  ------------ ----------
Net periodic benefit cost
  (income) ..                       (267)        (242)        281          260
                                 ----------- ----------  ------------ ----------
                                 ----------- ----------  ------------ ----------

  Settlements .................       89           --          --           --
                                 ----------- ----------  ------------ ----------
                                 ----------- ----------  ------------ ----------
Net periodic benefit cost
  (income), adjusted.....         $ (178)      $ (242)       $281       $ 260
                                 =========== ==========  ============ ==========

In 2003, lump-sum distributions from the pension plans exceeded the settlement threshold equal to the sum of the service cost and interest cost components of net periodic pension cost resulting in a charge to income of $89. Of the $89 in pension settlement charges, $87 was recognized in operating results because a portion of the settlement charges was capitalized in connection with labor related to network construction.

Medicare Prescription Drug Subsidy

In December 2003, the Medicare Prescription Drug Act was signed into law. The Act allows companies that provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in 2006. We accounted for the government subsidy provided for in the Medicare Act in the calculation of our 2003 retiree medical obligation, resulting in a reduction to the liability of $575. We had previously accounted for the subsidy provided under the Act as a plan amendment under SFAS No. 106. Effective January 1, 2004, we changed the method to treat the subsidy as an actuarial gain. The cumulative effect of the change in method was $6. This change did not affect the retiree medical obligation.

Employer Contributions

For the quarter ended June 30, 2004 we made no contributions to our pension plans and anticipate no funding for the remainder of 2004. As of June 30, 2004, we have contributed $253 to fund other benefits (primarily retiree medical) and expect to contribute an additional $120 to $170 of funding for other benefits during the remainder of 2004.

Cash-Balance Pension Plan

In July 2003, a Federal district court in Illinois ruled that the benefit formula used in International Business Machines Corporation's cash balance pension plan violated the age discrimination provisions of ERISA. The IBM decision conflicts with decisions of at least two other district courts, including most recently a June 2004 decision of the federal district court in Maryland in a case involving ARINC, Inc. Proposed regulations validating the cash balance design were recently withdrawn by the Treasury Department while Congress considers legislative action to clarify the legal status of cash balance plans under age discrimination rules. At this time, it is unclear what effect, if any, these decisions or Congressional action may have on our tax-qualified cash balance pension plans or our financial condition.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE E - INVESTMENTS AND ADVANCES

Cingular

We own an approximate 40% economic interest in Cingular, a joint venture with SBC Communications. Because we exercise influence over the financial and operating policies of Cingular, we use the equity method of accounting for this investment. The following table presents summarized financial information of Cingular for the periods indicated.

                                      December 31, 2003     June 30, 2004
    Balance Sheet Information:
    Current assets                          $ 3,300           $ 2,445
    Noncurrent assets                       $22,226           $23,608
    Current liabilities                     $ 3,187           $ 3,089
    Noncurrent liabilities                  $13,196           $13,241
    Minority interest                        $  659            $  660
    Members' capital                        $ 8,484           $ 9,063

                                    For the Three Months     For the Six Months
                                       Ended June 30,           Ended June 30,
                                      2003      2004           2003       2004
                                      ----      ----           ----       ----
    Income Statement Information:
    Operating revenues             $ 3,874   $ 4,155        $ 7,512    $ 8,097
    Operating income                $  756    $  680        $ 1,472    $ 1,239
    Net income                      $  410    $  351         $  829     $  578

As of June 30, 2004, our book investment exceeded our proportionate share of the net assets of Cingular by $229.

On February 17, 2004, Cingular announced an agreement to acquire AT&T Wireless, which will create the largest wireless carrier in the United States. The acquisition, which is subject to the approvals of federal regulatory authorities and to other customary closing conditions, is expected to be completed in the fourth quarter of 2004.

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

NOTE F - DEBT

Issuance

On June 22, 2004, we sold $700 of 30-year, 6.55 percent notes, due June 15, 2034, at a discounted rate of 99.367 percent, resulting in net proceeds of $696. In addition, we incurred debt issuance costs of $6 related to this transaction.

Early Redemption

In June 2004, we announced our intention to redeem $517 of 40-year, 7.375 percent quarterly interest bonds, due August 1, 2039, on August 1, 2004. The redemption price will be 100 percent of the principal amount, but will result in an estimated loss of $16, or $11 net of tax, due to the remaining discount that will be fully expensed. As of June 30, 2004, this debt is classified as current maturities of long-term debt in our balance sheet.

NOTE G - PURCHASE OF TREASURY SHARES

During second quarter 2004, we purchased 3.9 million shares of our common stock for an aggregate cost of $99. There were no purchases in first quarter 2004. For the six months ended June 30, 2003, we purchased 14.8 million shares of our common stock for an aggregate cost of $322. There were no purchases during second quarter 2003, however $67 of first quarter 2003 purchases settled in April 2003.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE H - WORKFORCE REDUCTION AND RESTRUCTURING

Based on ongoing challenges in the telecom industry, continued economic pressures, the uncertainty resulting from Federal Communications Commission
(FCC) regulatory rulings, as well as productivity improvements, we have made adjustments to our force levels to match lower demand. During the first half of 2004, we initiated a workforce reduction of approximately 1,100 positions, primarily in network operations where the volume of work continues to decline. Charges in earnings have been recognized in accordance with the provisions of SFAS No. 112, "Employers Accounting for Postemployment Benefits" and consisted primarily of cash severance, outplacement and payroll taxes under pre-existing separation pay plans.

The following table summarizes activity associated with the workforce reduction and restructuring liability for the six months ended June 30, 2004:

                                          Type of Cost
                                ------------------------------
                                   Employee         Other Exit
                                 Separations           Costs             Total

   Balance at December 31, 2003      $ 66                $ 6              $ 72
   Additions                           33                 --                33
   Deductions                         (64)                (5)              (69)
                                     -----               ----             -----
   Balance at June 30, 2004          $ 35                $ 1              $ 36
                                     =====               ====             =====

The $33 in additions to the accrual associated with employee separations relates to accruals for estimated payments for the current year workforce reductions. Deductions to the accrual of $64 consist of $52 in cash severance payments and $12 for adjustment to the accrual due to estimated demographics being different than actual demographics of employees that separated from the Company. Deductions from the accrual for other exit costs consist primarily of changes to prior estimates.

NOTE I - SEGMENT INFORMATION

As a result of the pending sale of our Latin American operations, we now have three reportable operating segments: (1) Communications group; (2) Domestic wireless (representing our 40% interest in Cingular); and (3) Advertising and publishing.

The following table provides information for each operating segment:

                                    For the Three Months      For the Six Months
                                       Ended June 30,           Ended June 30,
                                    --------------------      ------------------
                                      2003        2004         2003        2004
                                      ----        ----         ----        ----
  Communications group
  External revenues                $ 4,545     $ 4,562      $ 9,053     $ 9,097
  Intersegment revenues                 41          41          109          81
                                   -------     -------      -------     -------
      Total segment revenues         4,586       4,603        9,162       9,178
  Segment operating income           1,162       1,192        2,412       2,362
      Segment net income               679         702        1,388       1,389

  Domestic wireless
  Total segment revenues           $ 1,549     $ 1,662      $ 3,004     $ 3,239
  Segment operating income             303         272          589         496
      Segment net income               104          89          205         148

  Advertising and publishing
  External revenues                  $ 520       $ 507      $ 1,014       $ 986
  Intersegment revenues                  5           4            9           7
                                     -----       -----      -------       -----
      Total segment revenues           525         511        1,023         993
  Segment operating income             252         247          495         486
      Segment net income               157         150          306         297

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE I - SEGMENT INFORMATION (Continued)

RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION
                                    For the Three Months      For the Six Months
                                       Ended June 30,           Ended June 30,
                                    --------------------      ------------------
                                      2003        2004         2003        2004
                                      ----        ----         ----        ----
  Operating revenues
  Total reportable segments        $ 6,660     $ 6,776     $ 13,189    $ 13,410
  Cingular proportional
    consolidation                   (1,549)     (1,662)      (3,004)     (3,239)
  South Carolina settlement              -           -            -         (50)
  Corporate, eliminations and
    other                              (32)        (31)         (92)        (62)
                                   --------    --------    ---------   ---------
  Total consolidated               $ 5,079     $ 5,083     $ 10,093    $ 10,059
                                   ========    ========    =========   =========

  Operating income
  Total reportable segments        $ 1,717     $ 1,711      $ 3,496     $ 3,344
  Cingular proportional
    consolidation                     (303)       (272)        (589)       (496)
  South Carolina settlement              -           -            -         (53)
  Restructuring charge                   -          (8)         (54)        (21)
  Pension settlement loss              (20)          -          (87)          -
  Corporate, eliminations and
    other                              (40)         11          (61)         26
                                   --------    --------     --------    --------
  Total consolidated               $ 1,354     $ 1,442      $ 2,705     $ 2,800
                                   ========    ========     ========    ========

  Net Income
  Total reportable segments          $ 940       $ 941      $ 1,899     $ 1,834
  Net gain (loss) on sale of
    operations                           -           -            -         295
  South Carolina settlement              -           -            -         (33)
  Net losses on sale or impairment
    of securities                       (5)          -           (5)         (4)
  Cumulative effect of changes in
    accounting principle                 -           -          315           -
  Restructuring charge                   -          (6)         (33)        (14)
  Pension settlement loss              (12)          -          (53)          -
  Discontinued operations               43          57          108         506
  Corporate, eliminations and
    other                              (15)          4          (50)         11
                                   --------    --------     --------    --------
  Total consolidated                 $ 951       $ 996      $ 2,181     $ 2,595
                                   ========    ========     ========    ========

Reconciling items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature.

NOTE J - RELATED PARTY TRANSACTIONS

We have made advances to Cingular that totaled $3,812 at June 30, 2004. We also generate revenues from Cingular for the provision of local interconnect, long distance services and sales agency fees from Cingular.

                                    For the Three Months      For the Six Months
                                       Ended June 30,           Ended June 30,
                                    --------------------      ------------------
                                      2003        2004         2003        2004
                                      ----        ----         ----        ----

  Interest income on advances         $ 71        $ 56        $ 141       $ 113
  Revenues                           $ 103       $ 129        $ 201       $ 246

In addition, we have receivables and payables incurred in the ordinary course of business recorded in our balance sheets as follows:

                                  December 31, 2003        June 30, 2004
                                 ---------------------    ----------------
   Receivable from Cingular             $  57                    $66
   Payable to Cingular                  $  33                    $28

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE K - CONTINGENCIES

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

RECIPROCAL COMPENSATION

Following the enactment of the Telecommunications Act of 1996, our telephone company subsidiary, BellSouth Telecommunications, Inc. (BST), and various competitive local exchange carriers (CLECs) entered into interconnection agreements providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. These agreements were the subject of litigation before various regulatory commissions. After an FCC ruling in April 2001 prescribing new rates, BellSouth settled its claims with competitors for traffic occurring through mid-June 2001, and entered into agreements that contained the FCC rates for traffic occurring from mid-June 2001 forward. The District of Columbia Circuit Court of Appeals, in the second quarter of 2002, remanded the ruling to the FCC to implement a rate methodology consistent with the Court's opinion. The FCC's previous rules and rates remain in effect while it reconsiders them. If the FCC redefines the rate methodology in a manner that increases the prescribed rates and requires retroactive application, payments to CLECs could be material to our results of operations.

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

Securities Claim
From August through October 2002 several individual shareholders filed substantially identical class action lawsuits against BellSouth and three of its senior officers alleging violations of the federal securities laws. The cases have been consolidated in the United States District Court for the Northern District of Georgia and are captioned In re BellSouth Securities Litigation. Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, the court has appointed a Lead Plaintiff. The Lead Plaintiff filed a Consolidated and Amended Class Action Complaint on or about July 15, 2003 and named four outside directors as additional defendants. The Consolidated and Amended Class Action Complaint alleges that during the period November 7, 2000 through February 19, 2003, the Company (1) overstated the unbilled receivables balance of its advertising and publishing subsidiary; (2) failed to properly implement SAB 101 with regard to its recognition of advertising and publishing revenues; (3) improperly billed CLECs to inflate revenues, (4) failed to take a reserve for refunds that ultimately came due following litigation over late payment charges and (5) failed to properly write down goodwill of its Latin American operations. The plaintiffs are seeking an unspecified amount of damages, as well as attorneys' fees and costs. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

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

NOTE K - CONTINGENCIES (Continued)

In September and October 2002 three substantially identical class action lawsuits were filed in the United States District Court for the Northern District of Georgia against BellSouth, its directors, three of its senior officers, and other individuals, alleging violations of the Employee Retirement Income Security Act (ERISA). The cases have been consolidated and on April 21, 2003, a Consolidated Complaint was filed. In January 2004, a fourth ERISA class action lawsuit was filed in the same court. The plaintiffs, who seek to represent a putative class of participants and beneficiaries of BellSouth's 401(k) plans (the "Plans"), allege in the Consolidated Complaint that the company and the individual defendants breached their fiduciary duties in violation of ERISA, by among other things, (1) failing to provide accurate information to the Plans' participants and beneficiaries; (2) failing to ensure that the Plans' assets were invested properly; (3) failing to monitor the Plans' fiduciaries; (4) failing to disregard Plan directives that the defendants knew or should have known were imprudent and (5) failing to avoid conflicts of interest by hiring independent fiduciaries to make investment decisions. The plaintiffs are seeking an unspecified amount of damages, injunctive relief, attorneys' fees and costs. Certain underlying factual allegations regarding BellSouth's advertising and publishing subsidiary and its Latin American operation are substantially similar to the allegations in the putative securities class action captioned In re BellSouth Securities Litigation, which is described above. At this time, the likely outcome of the cases cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

Antitrust Claims
In December 2002, a consumer class action alleging antitrust violations of
Section 1 of the Sherman Antitrust Act was filed against BellSouth, Verizon, SBC and Qwest in Federal Court in the Southern District of New York. The complaint alleged that defendants conspired to restrain competition by "agreeing not to compete with one another and otherwise allocating customers and markets to one another." The plaintiffs are seeking an unspecified amount of treble damages and injunctive relief, as well as attorneys' fees and expenses. In October 2003, the district court dismissed the complaint for failure to state a claim and the case is now on appeal.

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

NOTE L - SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statements of Income

                                                                    For the Three Months Ended June 30, 2003
                                                  ------------------------------------------------------------------------------
                                                        BST             Other           Parent      Adjustments      Total
                                                  ------------------------------------------------------------------------------
Total operating revenues ........................  $    4,335       $    1,393        $     --      $   (649)     $  5,079
Total operating expenses ........................       3,705            1,045              15        (1,040)        3,725
                                                    -------------    -------------     -----------   -----------   ----------
Operating income (loss) .........................         630              348             (15)          391         1,354
Interest expense ................................         135               14             147           (63)          233
Equity in earnings ..............................         287              183             973        (1,266)          177
Other income (expense), net .....................         (21)              90              52            --           121
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations before income
  taxes, discontinued operations, and cumulative
  effect of changes in accounting principle               761              607             863          (812)        1,419
Provision (benefit) for income taxes ............         178              216             (45)          162           511
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations before
  discontinued operations and cumulative effect
  of changes in accounting principle.............         583              391             908          (974)          908
Discontinued operations, net of tax..............          --               43              43           (43)           43
Cumulative effect of changes in accounting
  principle,  net of tax.........................          --               --              --            --            --
                                                    -------------    -------------     -----------   -----------   ----------
Net income (loss) ...............................  $      583       $      434        $    951      $ (1,017)     $    951
                                                    =============    =============     ===========   ===========   ==========


                                                                    For the Three Months Ended June 30, 2004
                                                  ------------------------------------------------------------------------------
                                                        BST             Other           Parent      Adjustments      Total
                                                  ------------------------------------------------------------------------------
Total operating revenues ........................  $    4,243       $    1,599        $     --      $   (759)     $  5,083
Total operating expenses ........................       3,691            1,121            (13)        (1,158)        3,641
                                                    -------------    -------------     -----------   -----------   ----------
Operating income ................................         552              478              13           399         1,442
Interest expense ................................         124                4             136           (53)          211
Equity in earnings ..............................         275              154             980        (1,258)          151
Other income (expense), net .....................           5               45              41           (18)           73
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations before income
  taxes, discontinued operations, and cumulative
  effect of changes in accounting principle......         708              673             898          (824)        1,455
Provision (benefit) for income taxes ............         157              241             (41)          159           516
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations before
  discontinued operations and cumulative effect
  of changes in accounting principle.............         551              432             939          (983)          939
Discontinued operations, net of tax..............          --               57              57           (57)           57
Cumulative effect of changes in accounting
  principle,  net of tax.........................          --               --              --            --            --
                                                    -------------    -------------     -----------   -----------   ----------
Net income (loss) ...............................  $      551       $      489        $    996      $ (1,040)     $    996
                                                    =============    =============     ===========   ===========   ==========


                                                                     For the Six Months Ended June 30, 2003
                                                  ------------------------------------------------------------------------------
                                                        BST             Other           Parent      Adjustments      Total
                                                  ------------------------------------------------------------------------------
Total operating revenues ........................  $    8,732       $    2,660        $     --      $ (1,299)     $ 10,093
Total operating expenses ........................       7,444            1,959              36        (2,051)        7,388
                                                    -------------    -------------     -----------   -----------   ----------
Operating income (loss) .........................       1,288              701             (36)          752         2,705
Interest expense ................................         281               45             297          (132)          491
Equity in earnings ..............................         536              362           1,905        (2,455)          348
Other income (expense), net .....................         (21)             141             106           (29)          197
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations before income
  taxes, discontinued operations, and cumulative
  effect of changes in accounting principle......       1,522            1,159           1,678        (1,600)        2,759
Provision (benefit) for income taxes ............         371              404             (80)          306         1,001
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations before
  discontinued operations and cumulative effect
  of changes in accounting principle.............       1,151              755           1,758        (1,906)        1,758
Discontinued operations, net of tax..............          --              108             108          (108)          108
Cumulative effect of changes in accounting
  principle,  net of tax.........................         816             (501)            315          (315)          315
                                                    -------------    -------------     -----------   -----------   ----------
Net income (loss) ...............................  $    1,967       $      362        $  2,181      $ (2,329)     $  2,181
                                                    =============    =============     ===========   ===========   ==========

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE L - SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statements of Income (Continued)

                                                                     For the Six Months Ended June 30, 2004
                                                  ------------------------------------------------------------------------------
                                                        BST             Other           Parent      Adjustments      Total
                                                  ------------------------------------------------------------------------------
Total operating revenues ........................  $     8,431      $    3,116        $     --      $(1,488)      $10,059
Total operating expenses ........................        7,334           2,195             (19)      (2,251)        7,259
                                                    -------------    -------------     -----------   -----------   ----------
Operating income ................................        1,097             921              19          763         2,800
Interest expense ................................          248              10             275         (107)          426
Equity in earnings ..............................          531             257           2,176       (2,709)          255
Other income (expense), net .....................            4             567              64          (36)          599
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations before income
  taxes, discontinued operations, and cumulative
  effect of changes in accounting
  principle............................                  1,384           1,735           1,984       (1,875)        3,228
Provision (benefit) for income taxes ............          309             628            (105)         307         1,139
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations before                 1,075           1,107           2,089       (2,182)        2,089
  discontinued operations and cumulative effect
  of changes in accounting principle
Discontinued operations, net of tax..............           --             506             506         (506)          506
Cumulative effect of changes in accounting
  principle,  net of tax.........................           --              --              --           --            --
                                                    -------------    -------------     -----------   -----------   ----------
Net income (loss) ...............................  $     1,075      $    1,613        $  2,595      $(2,688)      $ 2,595
                                                    =============    =============     ===========   ===========   ==========

Condensed Consolidating Balance Sheets

                                               December 31, 2003                                     June 30, 2004

                               --------------------------------------------------- -------------------------------------------------

                                  BST      Other    Parent    Adjust-     Total       BST      Other    Parent    Adjust-    Total
                                                               ments                                               ments
                               ---------------------------------------- ---------- ---------------------------------------- --------

ASSETS
Current assets:
Cash and cash equivalents ....     $  5   $ 1,190   $ 3,227    $  134     $4,556       $ 32   $ 1,090   $ 5,040      $ 54   $ 6,216
Accounts receivable, net .....       68     1,143     3,204    (1,545)     2,870         73       920     2,505    (1,062)    2,436
Other current assets .........      393       831        81       118      1,423        450       615        11       113     1,189
Assets of discontinued
  operations .................       --        --        --        --         --         --     3,928        --       ---     3,928
                               ---------------------------------------- ---------- ---------------------------------------- --------

Total current assets .........      466     3,164     6,512    (1,293)     8,849        555     6,553     7,556      (895)   13,769
                               ---------------------------------------- ---------- ---------------------------------------- --------

Investments and advances .....    3,464     7,913    22,609   (25,434)     8,552      3,424     7,141    23,891   (25,818)    8,638
Property, plant and equipment,
  net ........................   21,818     1,947         4        38     23,807     21,458       609         3        34    22,104
Deferred charges and other
  assets .....................    5,029       287        72       467      5,855      5,158       282        96       497     6,033
Intangible assets, net .......    1,036     1,460         5       138      2,639      1,002       616         6       126     1,750
                               ---------------------------------------- ---------- ---------------------------------------- --------

Total assets .................  $31,813   $14,771   $29,202  $(26,084)   $49,702    $31,597   $15,201   $31,552  $(26,056)  $52,294
                               ======================================== ========== ======================================== ========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current liabilities:
Debt maturing within one year   $ 2,454     $ 920   $ 2,470   $(2,353)   $ 3,491     $2,349    $ (180)   $2,659   $(1,566)  $ 3,262
Other current liabilities ....    3,942     1,724       916    (1,615)     4,967      3,958     1,239       903    (1,916)    4,184
Liabilities of discontinued
  operations..................       --        --        --        --         --         --     2,469        --        --     2,469
                               ---------------------------------------- ---------- ---------------------------------------- --------

Total current liabilities ....    6,396     2,644     3,386    (3,968)     8,458      6,307     3,528     3,562    (3,482)    9,915
                               ---------------------------------------- ---------- ---------------------------------------- --------

Long-term debt ...............    4,970       845     6,301      (627)    11,489      4,360       110     6,474      (603)   10,341
                               ---------------------------------------- ---------- ---------------------------------------- --------

Noncurrent liabilities:
Deferred income taxes ........    4,408     1,519      (751)      173      5,349      4,872     1,622      (550)      236     6,180
Other noncurrent liabilities .    2,991     1,074       554        75      4,694      2,975       792       550        25     4,342
                               ---------------------------------------- ---------- ---------------------------------------- --------

Total noncurrent liabilities .    7,399     2,593      (197)      248     10,043      7,847     2,414        --       261    10,522
                               ---------------------------------------- ---------- ---------------------------------------- --------

Shareholders' equity..........   13,048     8,689    19,712   (21,737)    19,712     13,083     9,149    21,516   (22,232)   21,516
                               ---------------------------------------- ---------- ---------------------------------------- --------

Total liabilities and
  shareholders' equity .......  $31,813   $14,771   $29,202  $(26,084)   $49,702    $31,597   $15,201   $31,552  $(26,056)  $52,294
                               ======================================== ========== ======================================== ========


BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE L - SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Cash Flow Statements

                                                                     For the Six Months Ended June 30, 2003
                                                 -------------------------------------------------------------------------------

                                                       BST            Other          Parent       Adjustments      Total
                                                   -----------      --------      ----------  -----------------  ---------
Cash flows from continuing operations:
  Cash flows from operating activities ........     $  3,367        $  887         $ 2,344         $ (2,311)      $ 4,287
  Cash flows from investing activities ........       (1,365)         (189)            683            1,157           286
  Cash flows from financing activities ........       (2,002)         (722)         (1,430)           1,141        (3,013)
Cash flows from discontinued operations .......           --            80              --               --            80
                                                   -----------      --------      ----------      -----------    ----------


Net (decrease) increase in cash ...............     $     --        $   56         $ 1,597         $    (13)      $ 1,640
                                                   ===========     =========      ==========      ===========    ==========




                                                                     For the Six Months Ended June 30, 2004
                                                 -------------------------------------------------------------------------------

                                                       BST            Other          Parent       Adjustments      Total
                                                   -----------      --------      ----------  -----------------  ---------
Cash flows from continuing operations:
  Cash flows from operating activities ........     $  3,020        $   78         $ 1,846         $ (1,147)      $ 3,797
  Cash flows from investing activities ........       (1,329)          188             698             (683)       (1,126)
  Cash flows from financing activities ........       (1,664)         (181)           (731)           1,750          (826)
Cash flows from discontinued operations........           --          (185)             --               --          (185)
                                                   -----------     ---------      ----------      -----------    ----------


Net (decrease) increase in cash ...............     $     27        $ (100)        $ 1,813          $   (80)      $ 1,660
                                                   ===========     =========      ==========      ===========    ==========


(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)


                              BELLSOUTH CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our latest annual report on Form 10-K, as amended by the current report on Form 8-K dated July 30, 2004, and our other filings with the SEC.

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

We operate much of our business in one of the country's strongest regional economies, where the population is increasing, real income growth is outpacing the national average and a diverse mix of businesses require advanced information and communication technology solutions. The Southeast is a net migration region, with positive net migration averaging almost 500 thousand annually. The region's real income is expected to grow 10 to 15 percent faster than the national average in the next five years.

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

A judicial decision that became effective in mid-June invalidated certain FCC rules that governed the provision of wholesale access to our network by local service competitors. We have begun the process of reforming our contracts with competitors to reflect the court's decision. We also await new rules from the FCC that must reflect the court's decision. In addition, we have offered competitors commercial and tariffed services that would replace the services required by the invalidated rules for longer terms at market-based prices. The development of revised and new contracts with competitors will take at least several months. As a result of these changes in regulatory policy governing local telephone service, AT&T announced it will no longer be competing for residential local and standalone long distance customers. They stated that service will continue for existing residential customers; however, they will no longer be investing to acquire new customers in this segment.


We also have a pending reconsideration request on the architectural requirements related to fiber deployment for broadband before the FCC. In addition, the FCC is reviewing UNE pricing rules, including an evaluation of the total element long run incremental cost (TELRIC) methodology, access charge reform and potential regulation of voice over Internet protocol (VoIP).

ACQUISITIONS AND DISPOSITIONS

On February 17, 2004, Cingular announced an agreement to acquire AT&T Wireless, which will create the largest wireless carrier in the United States. The acquisition, which is subject to the approvals of federal regulatory authorities and to other customary closing conditions, is expected to be completed in the fourth quarter of 2004.

On March 5, 2004, we signed an agreement with Telefonica Moviles, the wireless affiliate of Telefonica, S.A., to sell all our interests in our Latin American operations. The transaction is subject to governmental approvals and other closing conditions. It is expected to close in stages as closing conditions are satisfied, with the closings expected to occur in the second half of 2004.

HIGHLIGHTS AND OUTLOOK

Consolidated revenues for the first half of 2004 were essentially flat compared to the first half of 2003 reflecting top line pressures caused by the loss of
1.6 million retail access lines to UNE-P competitors and technology substitution. Revenue contraction due to line loss and pricing pressures was offset by solid revenue growth in long distance and DSL. Through the first half of the year, we added approximately 1.2 million long distance customers to total
5.1 million at June 30, 2004, while net new DSL subscriber additions of 276,000 brought our total to 1.7 million. Our cost structure is heavily weighted towards labor and depreciation. In the Communications group, we adjust our workforce as market share of access lines shifts. Since the beginning of 2001, we reduced our workforce in this group by 14,600 employees or 20%. In the first half of

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

2004, we announced that the needs of the business would require additional force reductions of nearly 1,100 employees. Maintaining operating margins going forward will be challenging as competition intensifies and we are forced to achieve continued increases in productivity. While there have been some encouraging developments on the regulatory front, there will be other events (healthcare costs, roll-out of VoIP telephony by cable providers) that will put pressure on margins.

Approximately 45,000 of our employees are represented by the Communications Workers of America (CWA). The largest collective bargaining agreements between the CWA and our subsidiaries are due to expire on August 7, 2004. We are currently in negotiations with the union on new contracts. We can provide no assurance that we will be able to complete new agreements with the union prior to the expiration of the contracts or that we will not be competitively disadvantaged if we are unable to do so. We have put into place contingency plans to maintain all essential service functions in the event of a work stoppage.


Despite the lack of growth in the traditional business, cash flows were strong in the first half of 2004 as we delivered $2.4 billion in operating free cash flow from continuing operations (cash flow from operating activities less capital expenditures). During the quarter, we increased the quarterly cash dividend by eight percent to 27 cents per common share.

--------------------------------------------------------------------------------
Consolidated Results of Operations
--------------------------------------------------------------------------------

Key financial and operating data for the three and six months ended June 30, 2003 and 2004 are set forth below. All references to earnings per share are on a diluted basis. The discussion of consolidated results should be read in conjunction with the more detailed discussion of results by segment directly following this section.

Following generally accepted accounting principles (GAAP), our financial statements reflect results for the Latin American operations as Discontinued Operations. The operational results and other activity, including the tax over book basis gain, associated with the Latin American segment have been presented on one line item in the income statement separate from Continuing Operations.


                                                           For the Three Months                  For the Six Months
                                                              Ended June 30,           %           Ended June 30,           %
                                                            2003         2004       Change       2003         2004       Change
-------------------------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
-------------------------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
Results of operations:


Total operating revenues                                     $ 5,079      $5,083        0.1%     $ 10,093     $10,059     -0.3%

Operating expenses
  Cost of services and products                                1,765       1,789        1.4%        3,440       3,587      4.3%
  Selling, general, and administrative expenses                  989         930       -6.0%        1,908       1,839     -3.6%
  Depreciation and amortization                                  953         914       -4.1%        1,902       1,812     -4.7%
  Provision for restructuring                                     18           8      -55.6%          138          21    -84.8%
                                                               -----       -----                    -----       -----
    Total operating expenses                                   3,725       3,641       -2.3%        7,388       7,259     -1.7%
Operating income                                               1,354       1,442        6.5%        2,705       2,800      3.5%
Interest expense                                                 233         211       -9.4%          491         426    -13.2%
Net (losses) earnings of equity affiliates                       177         151      -14.7%          348         255    -26.7%
Gain (loss) on sale of operations                                  -           -        0.0%            -         462        *
Other income (expense), net                                      121          73      -39.7%          197         137    -30.5%
                                                               -----       -----                    -----       -----
Income from continuing operations before income taxes
  and cumulative effect of changes in accounting
  principle, net of tax                                        1,419       1,455        2.5%        2,759       3,228     17.0%
Provision for income taxes                                       511         516        1.0%        1,001       1,139     13.8%
                                                               -----       -----                    -----       -----
Income from continuing operations before discontinued
  operations and cumulative effect of changes in
  accounting principle                                           908         939        3.4%        1,758       2,089     18.8%
Income from discontinued operations, net of tax                   43          57       32.6%          108         506        *
Income before cumulative effect of changes in
  accounting principle                                           951         996        4.7%        1,866       2,595     39.1%
                                                               -----       -----                    -----       -----
Cumulative effect of changes in accounting principle,
  net of tax                                                       -           -        0.0%          315           -   -100.0%

                                                               -----       -----                    -----       -----
Net (loss) income                                              $ 951       $ 996        4.7%      $ 2,181     $ 2,595     19.0%
                                                               =====       =====                  =======     =======

*  Not meaningful

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Operating Revenues

Consolidated revenues were essentially flat during the second quarter and the year-to-date periods in 2004 compared to the corresponding periods in 2003. Communications group revenues increased $17 in the second quarter but were down slightly in the year-to-date period. Year-to-date 2004 revenues reflect the impact of a $50 customer refund accrual recorded during the first quarter 2004 associated with a settlement agreement with the South Carolina Consumer Advocate. Absent the accrual, revenues would have increased $46. Growth in both periods reflect the impact of revenue declines associated with competitive line losses and related pricing pressures offset by growth in DSL and long distance. Beyond our traditional wireline business, Advertising and publishing group revenues were down $28 in the year-to-date period compared to the corresponding period in 2003 impacted by a reduction in print revenues due to lower overall spending by our advertisers.

Operating Expenses

The $84 decline in operating expenses in the second quarter of 2004 as compared to the second quarter 2003 is primarily attributable to reductions in uncollectible expense, access fees paid to other carriers and lower depreciation and amortization expense attributable to the declines in capital expenditures partially offset by increases in the costs of goods for the provision of long distance services associated with the growth in subscribers, higher labor costs and advertising costs. These expenses are discussed in greater detail in our Communications group segment results section.

Year-to-date operating expenses declined $129 as compared to the prior year. In addition to the factors affecting the second quarter comparison, the year-to-date 2004 comparison is favorably impacted by $117 in restructuring charges taken in the prior year.

Interest Expense

Interest expense decreased $22 for the second quarter and $65 for the year-to-date period compared to the same periods in the prior year. Interest expense related to interest-bearing debt was down $19 for the second quarter and down $38 in the year-to-date period, compared to the same periods in the prior year, reflecting lower average debt balances caused by scheduled maturities and early redemptions in 2003. The remaining variances relate to interest accruals on other liabilities and contingencies.

Net earnings (losses) of equity affiliates

                                              For the Three Months                     For the Six Months
                                                 Ended June 30,                          Ended June 30,
                                                2003         2004        Change        2003         2004        Change
                                            ------------ ------------- ------------ ------------ ------------ ------------
                                            ------------ ------------- ------------ ------------ ------------ ------------
     Cingular                                 $  166       $  141       $ (25)       $  331       $  236        $  (95)
     Other equity investees                       11           10          (1)           17           19             2
                                            ------------ ------------- ------------ ------------ ------------ ------------
                                            ------------ ------------- ------------ ------------ ------------ ------------
     Total                                    $  177       $  151       $ (26)       $  348       $  255        $  (93)
                                            ------------ ------------- ------------ ------------ ------------ ------------

Earnings from Cingular in the 2004 periods were lower compared to the same periods in 2003 primarily due to significant growth in customers and the costs related to that growth.

Gain (loss) on sale of operations

The gain on sale of operations in 2004 relates to the sale of our interest in Danish wireless provider, Sonofon, for 3.68 billion Danish Kroner to Telenor ASA. We received 3.05 billion Danish Kroner, or $525, for our 46.5% equity stake and 630 million Danish Kroner, or $109, for our shareholder loan and accrued interest, reduced by a settlement of $17 associated with foreign currency swap contracts. As a result of these transactions, we recorded a gain of $462, or $295 net of tax, which included the recognition of cumulative foreign currency translation gains of $13.

Other income (expense), net

                                              For the Three Months                    For the Six Months
                                                 Ended June 30,                          Ended June 30,
                                               2003          2004        Change        2003         2004        Change
                                            ------------ ------------- ------------ ------------ ------------ ------------
                                            ------------ ------------- ------------ ------------ ------------ ------------
     Interest Income                          $  90          $  70       $ (20)      $  174        $  139       $  (35)
     Foreign currency transaction gains
       (losses)                                  25              -         (25)          29            (1)         (30)
     Other, net                                   6              3          (3)          (6)           (1)           5
                                            ------------ ------------- ------------ ------------ ------------ ------------
                                            ------------ ------------- ------------ ------------ ------------ ------------
     Total Other Income (Expense), net        $ 121          $  73       $ (48)      $  197        $  137       $  (60)
                                            ------------ ------------- ------------ ------------ ------------ ------------

The decrease in interest income reflects a lower rate on our advance to Cingular and to a lesser extent the loss of income on an advance to Dutch telecommunications provider Royal KPN N.V. (KPN) due to early repayment in 2003. Foreign currency transaction gains in 2003 relate primarily to the advance to KPN.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Provision for income taxes

The provision for income taxes increased $5 in the second quarter of 2004 as compared to the second quarter of 2003 while the effective tax rate declined to 35.5% from 36.0% in the second quarter of 2003. The provision increased $138 in the year-to-date period in 2004 compared to the corresponding period in 2003. The effective tax rate decreased to 35.3% in the year-to-date period in 2004 from 36.3% in the year-to-date period in 2003. The lower effective tax rates in 2004 were impacted by a favorable permanent difference for the Medicare Part D subsidy and a true up of taxes payable associated with divested operations.

Income (loss) from discontinued operations, net of tax

Income from discontinued operations, net of tax, increased $14 in the second quarter of 2004 compared to the same period in 2003 primarily due to improved operating income in 2004. The improvement in operating income was primarily due to the cessation of depreciation and amortization expense in the second quarter 2004 for the assets of the discontinued operations as required by GAAP as well as strong revenue growth in the region. In addition, income from discontinued operations in the second quarter of 2003 included a $73 loss, net of tax, on the sale of Brazil. Partially offsetting these improvements were foreign exchange losses of $34 in second quarter 2004 compared to foreign exchange gains of $73 in second quarter 2003. In addition, second quarter 2004 included a loss of $33 related to the purchase of additional ownership share in Argentina.

Income from discontinued operations, net of tax, increased $398 in the year-to-date-period 2004 compared to the same period in 2003 primarily due to a $416 tax benefit recorded in 2004 related to excess tax basis over book basis in our Latin America investments. No US tax benefit has previously been recognized on losses generated by the Latin American operations due to the essentially permanent duration of those investments. The sale agreement with Telefonica provides evidence that the temporary difference will reverse in the foreseeable future and, accordingly, we recorded a $416 tax benefit in accordance with SFAS No. 109. Excluding this tax adjustment, income from discontinued operations, net of tax, would have been flat.

From an operational perspective, these operations experienced strong growth in both customers and revenue. Operating revenue in the Latin America operations for the year-to-date period in 2004 increased $284 or 26.5% over year-to-date 2003 due to strong growth in customers and traffic throughout the portfolio. End-of-period customers increased 29% and total billed minutes of use increased 34% compared to last year. Operating income in the Latin American operations also increased due to the strength in business volumes as well as the cessation of depreciation and amortization expense in second quarter 2004.

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

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

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

During the first half of 2004, the Communications group continued to emphasize interLATA long distance and FastAccess(R) DSL, encouraging customers to purchase packages containing multiple telecommunications services. We also continued to experience the loss of retail access lines due to competition and technology substitution, and we expect these trends to continue during the remainder of 2004.

                                                         For the Three Months                  For the Six Months
                                                             Ended June 30,           %           Ended June 30,           %
                                                            2003        2004        Change       2003        2004        Change
 --------------------------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------------------------
 Segment operating revenues:
   Voice                                                   $3,171      $3,153        -0.6%     $ 6,334      $6,322        -0.2%
    Data                                                    1,065       1,116         4.8%       2,155       2,208         2.5%
    Other                                                     350         334        -4.6%         673         648        -3.7%
                                                            -----       -----                    -----       -----
        Total segment operating revenues                    4,586       4,603         0.4%       9,162       9,178         0.2%
 Segment operating expenses:
    Cost of services and products                           1,712       1,730         1.1%       3,337       3,475         4.1%
    Selling, general, and administrative expenses             768         778         1.3%       1,532       1,550         1.2%
    Depreciation and amortization                             944         903        -4.3%       1,881       1,791        -4.8%
                                                            -----       -----                    -----       -----
        Total segment operating expenses                    3,424       3,411        -0.4%       6,750       6,816         1.0%
 Segment operating income                                   1,162       1,192         2.6%       2,412       2,362        -2.1%
 --------------------------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------------------------
 Segment net income                                         $ 679       $ 702         3.4%      $1,388      $1,389         0.1%
 --------------------------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------------------------

 Segment net income including unusual items                 $ 656       $ 697         6.3%      $2,107      $1,342       -36.3%

 --------------------------------------------------------------------------------------------------------------------------------
 Key Indicators (000s except where noted)
 --------------------------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------------------------

  Switched access lines(1):
     Residential retail:
          Primary                                                                               12,836      11,876        -7.5%
          Additional                                                                             1,758       1,447       -17.7%
                                                                                                 -----       -----
     Total Retail Residence                                                                     14,594      13,323        -8.7%
     Residential wholesale:
          Resale                                                                                   238         127       -46.6%
          UNE-P                                                                                  1,369       2,149        57.0%
                                                                                                 -----       -----
     Total Wholesale Residence                                                                   1,607       2,276        41.6%
                                                                                                 -----       -----
       Total Residence                                                                          16,201      15,599        -3.7%

     Business retail                                                                             5,542       5,282        -4.7%
     Business wholesale

          Resale                                                                                    75          63       -16.0%
          UNE-P                                                                                    634         740        16.7%
                                                                                                   ---         ---
      Total Wholesale Business                                                                     709         803        13.3%

     Other Retail/Wholesale Lines (primarily public)                                               166         102       -38.6%
                                                                                                   ---         ---

     Total Switched Access Lines (2)                                                            22,618      21,786        -3.7%
  ISDN line equivalents
      Residence                                                                                     16          11       -31.3%
      Business                                                                                   1,516       1,477        -2.6%
                                                                                                 -----       -----
      Total ISDN Adjusted Access lines in Service                                               24,150      23,274        -3.6%

 DSL customers                                                                                   1,225       1,738        41.9%
 Long distance customers                                                                         2,786       5,131        84.2%
 Access minutes of use (millions)                          23,053      22,753        -1.3%      45,848      46,046         0.4%

 Capital expenditures                                       $ 665       $ 713         7.2%      $1,231      $1,325         7.6%
 --------------------------------------------------------------------------------------------------------------------------------

 (1) Prior period operating data are often revised at later dates to reflect updated information. The above information reflects the latest data available for the periods indicated.
 (2) In the first quarter 2004, we augmented our presentation of access lines from only an ISDN adjusted method to also disclosing an actual reported basis.
The ISDN adjusted amounts are also provided in the table above for comparison purposes to peer companies.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Segment operating revenues

Voice

Voice revenues decreased $18 in the second quarter and decreased $12 year-to-date when compared to the same periods in 2003 driven primarily by continued access line loss offset by the growth in interLATA long distance. Total switched access lines declined 832,000 or 3.7% for the year-to-date period with retail line losses being partially offset by increases in wholesale lines. The access line decline was the result of continued share loss and technology substitution.

Wholesale lines, which consist primarily of unbundled network element - platform (UNE-P) lines, totaled over 3 million at June 30, 2004, up 780,000 lines year over year. The vast majority of the quarterly UNE-P additions were residential. When lines over which we provide retail services are converted to UNE-P, we lose revenue and margin. On average, the revenue from our provision of UNE-P does not permit us to recover the fully allocated costs we incur to provide it. To mitigate this loss, we are actively seeking reform of the pricing rules that regulators use to set UNE-P prices. We also continue to actively market our own retail services and bundles.

In efforts to combat share loss, we continue to grow our package services. BellSouth AnswersSM is our signature residential package that combines wireline, wireless and Internet services. The package combines the Complete Choice calling plan of local service and multiple convenience calling features with BellSouth Long Distance, BellSouth FastAccess(R)DSL or dial-up Internet, and Cingular Wireless services. In April 2004, we began adding DIRECTV(R) digital satellite television service to the BellSouth AnswersSM bundles through our web channel to enhance the effectiveness of our bundle. We ended the quarter with more than 3.7 million residential packages, representing a 31% penetration of our retail primary line residence base. Over 80% of Answers customers have long distance in their package and over 40% have either DSL or dial-up Internet.

Long distance voice revenue increased $147 in the second quarter and $320 year-to-date when compared to the same periods in 2003, driven primarily by growth in interLATA and wireless long distance. InterLATA revenues increased $157 in the second quarter and $323 year-to-date when compared to the same periods in 2003. Substantial interLATA growth reflects continued large market share gains driven by marketing efforts and unlimited minute offers. At June 30, 2004, we had 5.1 million long distance customers, a penetration rate of 39% of primary residential access lines and 48% of mass-market small business accounts. We also continued to grow our long distance offerings in complex business. We recorded $49 in complex long distance revenue in the second quarter of 2004 compared to $13 in the same quarter of 2003. Revenue from wholesale long distance services provided to Cingular increased $13 for the second quarter and $25 year-to-date when compared to the same periods in 2003. This increase was caused by higher volumes associated with the proliferation of wireless package plans that include long distance.

Switched access revenues are down in the second quarter and year-to-date when compared to the same periods in 2003 due to volume and rate decreases. Switched access rates were lower due to effects of the CALLs program, an FCC access reform initiative. The decline in rates, however, is substantially offset by higher subscriber line charges which are also included in voice revenues. Switched access MOUs decreased 1.3% compared to the second quarter of 2003. The decrease is due to the impact of access line loss and the continuing shift of wholesale lines from resale to UNE-P and alternative communications services, primarily wireless and e-mail.

Data

Data revenues increased $51 in the second quarter and $53 year-to-date when compared to the same period in 2003. Data revenues were driven by strong growth from the sale of FastAccess(R) DSL service partially offset by decreases in revenue from other data products. Combined wholesale and retail DSL revenues were up $68 in the second quarter and $125 year-to-date when compared to the same periods in 2003 due primarily to a larger customer base. As of June 30, 2004, we had over 1.7 million DSL customers, an increase of over 500 thousand customers compared to June 30, 2003.

Retail data services grew 12.7% in the second quarter and grew 13.0% year-to-date when compared to the corresponding periods in 2003 driven primarily by the growth from the sale of FastAccess(R) DSL service. During the second quarter of 2004 we added 126 thousand net retail customers and, on a year-to-date basis, we added 283 thousand net retail customers. We offer three broadband speeds to meet the varying needs of our mass market customers. The original version - BellSouth FastAccess(R) DSL Ultra- runs at speeds of up to
1.5 megabits. Since mid-2003, we have offered a lower speed version - BellSouth FastAccess(R) DSL Lite - running at speeds up to 256 kilobits. DSL Lite accounted for about one-third of second quarter 2004 gross additions. In April 2004, we began offering Fast Access DSL Xtreme, delivering download speeds of up to 3.0 megabits and upload speeds of up to 384 kilobits. We believe our broadband offers are among the most competitively priced in our markets. Retail customer additions were offset somewhat by wholesale disconnects as we continue to see a shift in customer mix to retail. Revenue from other retail data products was flat for both the quarter and year-to-date periods.

Revenues from the sale of wholesale data transport services to other communications providers, including long distance companies and CLECs, declined 2.9% in the second quarter and declined 7.3% year-to-date when compared to the same

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

periods in 2003, primarily due to the lingering impacts of soft enterprise demand and continued network consolidation by large inter-exchange carriers.

Other

Other communications revenue decreased $16 in the second quarter and decreased $25 year-to-date when compared to the same periods in 2003 primarily due to the phase-out of our payphone business.

Segment operating expenses

Cost of services and products

Cost of services and products of $1,730 in second quarter and $3,475 year-to-date increased $18 and $138, respectively, from the same periods in 2003. Cost of services increase for second quarter was impacted by increases of $45 in costs of goods for the provision of long distance services; increases in salary and wages of $6 impacted by pay increases and a change in employee mix slightly offset by lower average workforce, offset by decreases of $34 in access fees due to volume declines, settlements and significant reductions of customer name dipping (CNAM). Cost of services increase year-to-date was impacted by increases of $115 in costs of goods for the provision of long distance services; increases of $35 in contract services related to network planning projects and equipment installations; increases in labor costs of $32 impacted by salary increases, and a change in employee mix slightly offset by lower average workforce, and decreases of $51 in access fees due to volume declines, settlements and significant reductions of CNAM.

Selling, general, and administrative expenses

Selling, general, and administrative expenses of $778 in second quarter and $1,550 year-to-date increased $10 and $18, respectively, from the same periods in 2003. The second quarter increase reflects an additional $34 in corporate affiliate billings, an increase of $24 in salary and wage expense driven by incentive awards and pay increases partially offset by lower headcount, and increased advertising expense of $20 in response to consumer competitive campaigns. The increases were substantially offset by the decrease in the provision for uncollectibles of $39 driven by continued improvement in our collection process, a $20 reserve adjustment and improved economic conditions. The year-to-date increase reflects an increase of $45 in salary and wage expense driven by incentive awards and pay increases partially offset by lower headcount, an increase in advertising expense of $14 in response to consumer competitive campaigns and to a lesser extent increased corporate affiliate billings. These increases were substantially offset by the decrease in the provision for uncollectibles of $61 driven by the reasons impacting the quarter periods described above, and a decrease in rent, fees, and sales commissions.

Depreciation and amortization

Depreciation and amortization expense decreased $41 during second quarter and $90 year-to-date when compared to the same periods in 2003. The primary driver of the year-over-year decline in depreciation expense relates to lower depreciation rates under the group life method of depreciation. The lower depreciation rates were precipitated primarily by the reductions in capital expenditures over the past several years. Amortization expense increased due to higher levels of capitalized software.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's net income consisted of the following: for second quarter, unusual items of $(5) for severance costs; for year-to-date 2004, unusual items of $(47) for the South Carolina regulatory settlement and severance; for second quarter 2003, unusual items of $(23) related to severance costs, pension settlement losses, and costs associated with the early extinguishment of debt; for year-to-date 2003, special items of $719 for the cumulative effect of change in accounting principle related to the adoption of FAS 143 offset by restructuring charges and costs associated with the early extinguishment of debt.

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

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Data revenue played an increasingly important role in revenue composition in 2003 and early 2004, and those impacts are expected to continue to increase through the remainder of 2004. Further, competition continues to be intense, with up to six competitors in most of the significant domestic wireless markets. Cingular's pending acquisition of AT&T Wireless, which is expected to close in the fourth quarter of 2004, will significantly impact the results of our wireless segment effective with the closing.


                                                           For the Three Months                  For the Six Months
                                                               Ended June 30,           %           Ended June 30,           %
                                                              2003        2004       Change        2003        2004       Change
 ---------------------------------------------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------------------------------------------
 Segment operating revenues:
    Service revenues                                         $1,447      $1,521        5.1%       $2,804      $2,944        5.0%
    Equipment revenues                                          102         141       38.2%          200         295       47.5%
        Total segment operating revenues                      1,549       1,662        7.3%        3,004       3,239        7.8%
 Segment operating expenses:
    Cost of services and products                               536         579        8.0%        1,023       1,163       13.7%
    Selling, general, and administrative expenses               507         585       15.4%          994       1,133       14.0%
    Depreciation and amortization                               203         226       11.3%          398         447       12.3%
        Total segment operating expenses                      1,246       1,390       11.6%        2,415       2,743       13.6%
 Segment operating income                                       303         272      -10.2%          589         496      -15.8%
 ---------------------------------------------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------------------------------------------
 Segment net income                                           $ 104        $ 89      -14.4%        $ 205        $148      -27.8%
 ---------------------------------------------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------------------------------------------

 Segment net income including unusual items                   $ 104        $ 89      -14.4%        $ 205        $148      -27.8%


 Key Indicators:
 ---------------------------------------------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------------------------------------------
 Cellular/PCS Customers (000s)                                                                     9,056      10,018       10.6%
 Wireless service average monthly revenue per customer
      - Cellular/PCS                                        $ 53.12      $50.32       -5.3%       $51.95      $49.15       -5.4%
 Capital Expenditures                                         $ 267       $ 313       17.2%        $ 398        $447       12.3%
 ---------------------------------------------------------------------------------------------------------------------------------


Segment operating revenues

Cingular's cellular/PCS customers at June 30, 2004 increased 11% compared to June 30, 2003. Net cellular/PCS additions in the second quarter of 2004 decreased 21% compared to second quarter of 2003 and increased 35% in the year-to-date period 2004 as compared to 2003. During the second quarter 2004, Cingular's postpaid and reseller customer bases increased compared to prior year. Postpaid gross additions were 78% of all gross additions for the second quarter of 2004 and were 74% of all gross additions for the year-to-date period 2004.

The cellular/PCS churn rate was 2.7% in both the second quarter of 2004 and the year-to-date period 2004 compared with a 2.5% churn rate in the second quarter of 2003 and 2.6% in the year-to-date period 2003. To date, wireless local number portability has not materially impacted Cingular's customer churn rate.

Segment operating revenues grew $113 during the second quarter of 2004 and $235 in the year-to-date period as compared to the same periods in 2003. Service revenues increased $74 in the second quarter of 2003 and $140 in the year-to-date period, driven by the increase in the average subscriber base for both periods offset by lower average revenue per user (ARPU) for both periods. ARPU for cellular/PCS customers declined $2.80 in both the second quarter and year-to-date periods when compared to the corresponding period in the prior year. The decrease in ARPU is related to several items including the increase in customers on FamilyTalk(R) plans and the success of the RollOver Minutes program. Additionally, ARPU decreased due to reductions in revenues from roaming when compared to the second quarter of 2003 and to the year-to-date period 2003, reflecting a reduction in roaming rates with major roaming partners to support all-inclusive rate plans. Also, outcollect roaming revenue dropped as other carriers continue to build out and/or better utilize their own networks. Partially offsetting these decreases were increases in service revenue including an increase in Universal Service Fund (USF) regulatory fees and a 60% increase in data revenues from the second quarter of 2003 and a 45% increase in data revenues from the year-to-date period 2003, reflective of higher penetration and usage of SMS short messaging data services with Cingular's cellular/PCS customers as well as revenue increases related to its Mobitex data network.

Equipment revenues increased $39 in the second quarter of 2004 and $95 in the year-to-date period 2004 compared to the same periods in 2003 due to higher unit sales. Handset sales were impacted by postpaid/prepaid customer gross additions during the quarter and year-to-date periods and increased upgrade activity as a result of Cingular's GSM conversions and a move towards higher functionality handsets for the year-to-date period.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Segment operating expenses

Cost of services and products

Cost of services and products increased $43 during the second quarter of 2004 and $140 during the year-to-date period 2004 compared to the same 2003 periods. Cingular's expense growth was driven by customer gross additions during the quarter and year-to-date periods, and by upgrade activity and by increased expenses related to USF/regulatory fees for the year-to-date period. Additionally, a 29.7% second quarter increase and a 31.1% year-to-date increase in system minutes of use on the network and associated network system expansion costs resulted in higher quarter-over-quarter and higher year-to-date over year-to-date expenses.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $78 in the second quarter of 2004 and increased $139 year-to-date 2004 when compared to the same periods in 2003, due to higher commissions expense as a result of higher gross additions, increased advertising and promotion costs, increased uncollectibles expense and higher customer service as a result of customer retention and other service improvement initiatives.

Depreciation and amortization

Depreciation and amortization increased $23 in the second quarter of 2004 and increased $49 in the year-to-date period 2004 when compared to the same periods in 2003. The increase in depreciation expense of $23 for the second quarter of 2004 and $49 for the year-to-date period 2004 was attributable to higher levels of gross property, plant and equipment, including Cingular's GSM network overlay. Amortization expense was flat compared to the same periods in 2003.

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

While revenue growth for the first half of 2004 continued to reflect a decline, stronger demand in advertising has helped increase contract sales for directories sold during 2004. Although the improving demand should result in higher advertising spending, we expect continued competitive pressure to impact volumes and pricing.


                                                         For the Three Months                For the Six Months
                                                            Ended June 30,         %           Ended June 30,          %
                                                           2003        2004     Change        2003        2004      Change
 ------------------------------------------------------------------------------------------------------------------------------
 ------------------------------------------------------------------------------------------------------------------------------
 Segment operating revenues                                $525       $ 511      -2.7%      $1,023        $993       -2.9%
 Segment operating expenses:
    Cost of services and products                            82          90       9.8%         160         170        6.3%
    Selling, general, and administrative expenses           184         167      -9.2%         354         323       -8.8%
    Depreciation and amortization                             7           7       0.0%          14          14        0.0%
                                                            ---         ---                    ---         ---
         Total segment operating expenses                   273         264      -3.3%         528         507       -4.0%
 Segment operating income                                   252         247      -2.0%         495         486       -1.8%
 ------------------------------------------------------------------------------------------------------------------------------
 ------------------------------------------------------------------------------------------------------------------------------
 Segment net income                                        $157       $ 150      -4.5%        $306        $297       -2.9%
 ------------------------------------------------------------------------------------------------------------------------------
 ------------------------------------------------------------------------------------------------------------------------------

 Segment net income (loss) including unusual items         $156        $150      -3.8%      $ (199)      $ 297      249.2%
 Capital expenditures                                      $  5        $  6      20.0%      $   12       $  14       16.7%
 ------------------------------------------------------------------------------------------------------------------------------


Segment operating revenues

Segment operating revenues decreased $14 from second quarter 2003 to second quarter 2004, and decreased $30 on a year-to-date basis. The decreases include a reduction in print revenues, partially offset by an increase in electronic media revenues. Sales agency commission revenues were flat quarter-over-quarter but decreased slightly for the year-to-date period 2004 compared to the year-to-date period 2003 as the result of a discontinued line of business. The print revenue decline between periods was primarily driven by the amortization of revenues from directories issued in the latter half of 2003. The decline in revenues from 2003 directories was attributable to the lingering effects of weak economic conditions in 2003 that affected the directory advertising environment, and the continued impact of online and offline media competition. Revenues from directories issued in the first half of 2004 were flat when compared to their 2003 issues,

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

attributable to the factors discussed previously. Based on recent directory sales volumes, revenues from directories to be issued in the second half of 2004 are expected to show positive growth over their previous issues.

Segment operating expenses

Cost of services and products increased $8 from second quarter 2003 to second quarter 2004 and $10 on a year-to-date basis. These increases primarily reflect the impact of increased distribution volumes. Selling, general, and administrative expenses decreased $17 quarter-over-quarter and $31 year-over-year. Uncollectible expense drove this reduction, decreasing $10 for the quarter and $31 for the year-to-date period. The decrease reflects the impact of improved collection performance between periods. Variable costs associated with selling also decreased as the result of the reduction in revenues. Partially offsetting these decreases was increased spending for advertising in response to a more competitive environment. Depreciation and amortization expenses were flat between periods.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's net income consisted of the following: in second quarter 2003, special items of $(1) related to severance costs and pension settlement losses; in year-to-date 2003, special items of $(505) included the cumulative effect of change in accounting principle and severance and pension costs.

--------------------------------------------------------------------------------
Liquidity and Financial Condition
--------------------------------------------------------------------------------


Net cash provided by (used for):
                                    For the Six Months
                                      Ended June 30,
                                      2003       2004           Change
   ------------------------------- ---------- ---------- -------------------
   ------------------------------- ---------- ---------- --------- ---------
   Continuing Operations
        Operating activities.....    $4,287     $3,797      $(490)   -11.4%
        Investing activities.....      $286    $(1,126)   $(1,412)       *
        Financing activities.....   $(3,013)     $(826)    $2,187    72.6%
   Discontinued Operations              $80      $(185)     $(265)       *
   ------------------------------- ---------- ---------- --------- ---------
      *Not meaningful.

CONTINUING OPERATIONS

Net cash provided by operating activities

Cash generated by operations decreased $490 during the first half of 2004 compared to the prior year due primarily to higher income tax payments in 2004, a previously accrued payment of approximately $81 to MCI WorldComm related to its bankruptcy settlement, and lower operating margins before depreciation and amortization in the Communications Group. Operating income excluding depreciation and amortization in the Communications group decreased $140 in the first half of 2004 compared to the same period in 2003.

Net cash used for investing activities

Capital expenditures

Capital expenditures consist primarily of (a) gross additions to property, plant and equipment having an estimated service life of one year or more, plus incidental costs of preparing the asset for its intended use, and (b) gross additions to capitalized software. Our capital expenditures of $1,366 during the first half of 2004 and $1,265 during the first half of 2003 were incurred to support our wireline network, to promote the introduction of new products and services and to increase operating efficiency and productivity. The increase in capital expenditures compared to the prior period relates primarily to the timing of capital projects and related expenditures as we expect spending in 2004 to be comparable to 2003.

Other investing activities

During the first half of 2004 we received $525 for the sale of our investment in Sonofon and $109 for the repayment of our shareholder loan and accrued interest, reduced by a settlement of $17 associated with currency swap contracts. In addition, activity related to purchases and sales of debt and equity securities resulted in a net cash outlay of $382.

During the first half of 2003, we received $1,450 in net proceeds resulting from an early repayment by KPN of the entire outstanding balance of the loan we had extended to them and the settlement of related currency swaps. In addition, we sold our entire interest in two real estate partnerships for net proceeds of $26. In conjunction with the sale, we received proceeds of $97 for the repayment of loans we had extended to the partnerships. We also purchased equity securities for a net expenditure of $21.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Net cash used for financing activities

During the first half of 2004 we utilized cash from operations to reduce short-term borrowings by $339. We also issued $700 of new long-term debt to take advantage of favorable interest rates. The proceeds were used to refinance $200 in maturing debt during the second quarter and will be used to refinance $500 of callable debt in the third quarter. In addition, we paid dividends of 50 cents per share totaling $914 and purchased 3.9 million shares of our common stock for an aggregate of $99.

During the first half of 2003 we reduced short-term borrowings by $398 and long-term borrowings by $1,556. In addition, we paid dividends of 41 cents per share totaling $759 and purchased 14.8 million shares of our common stock for an aggregate cost of $322.

DISCONTINUED OPERATIONS

In the first half of 2004, cash and cash equivalents decreased $185 primarily due to $177 in expenditures related to the purchase of interests and other rights of minority partners in Argentina, Colombia and Ecuador. In addition, capital expenditures were $137 and distributions to minority partners were $55. Year-to-date operating cash flow from discontinued operations of $224 was driven by strong operational results.

In the first half of 2003, cash and cash equivalents increased $80 primarily due to operating cash flow from discontinued operations of $139. In addition, investing cash flows included proceeds of $35 from the sale of Colombian securities and $20 related to the sale of an equity investment in Brazil. Partially offsetting these cash inflows were capital expenditures of $95.

ANTICIPATED SOURCES AND USES OF FUNDS

Cash flows from operations are our primary source of cash for funding existing operations, capital expenditures, debt interest and principal payments, and dividend payments to shareholders. Should the need arise, however, we believe we are well positioned to raise capital in the public debt markets. At June 30, 2004, our consolidated cash balance was $6,216, which includes approximately $1 billion related to our Latin American Discontinued Operations. At June 30, 2004, our corporate debt rating was A1 from Moody's Investor Service and A+ from Standard and Poor's. Our short-term credit rating at June 30, 2004 was P-1 from Moody's and A-1 from Standard and Poor's. Moody's and Standard & Poor's have placed our long-term and short-term ratings on negative credit watch due to the pending acquisition by Cingular of AT&T Wireless. Our authorized commercial paper program as of June 30, 2004 was $8.0 billion, with $1.1 billion outstanding. We believe that we have ready access to the commercial paper market in the event funding in excess of our operating cash flows is needed. We have a syndicated line of credit in the amount of $1.5 billion in case we are unable to access the commercial paper market. We do not have any balances outstanding under the line of credit. We also have a registration statement on file with the SEC under which $1.6 billion of long-term debt securities could be issued. In addition, we filed a new shelf registration with the SEC on July 30, 2004 for $6.95 billion of debt securities. This registration statement is not yet effective. Our sources of funds -- primarily from operations and, to the extent necessary, from readily available external financing arrangements -- are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the operating needs of our business for at least the next twelve months.

The Communications group and Advertising and publishing group generate substantially all of our consolidated cash provided by operating activities. These segments generate sufficient cash flow to fund operating, investing and financing needs and dividend excess cash to BellSouth for corporate uses. The Domestic Wireless segment, which consists entirely of our equity investment in Cingular, typically has not relied on BellSouth for funding. Beginning on August 1, 2004, any cash needs not satisfied through Cingular's own operations will be borrowed from BellSouth and SBC, on a pro rata basis. In addition, we are committed to funding our pro rata share of Cingular's acquisition of AT&T Wireless as described in the following paragraph. In July 2004, Cingular's Board of Directors approved the termination of its bank credit facilities and its intention to cease issuing commercial paper and long-term debt.

As previously disclosed, on February 17, 2004, Cingular announced an agreement to acquire AT&T Wireless, which will create the largest wireless carrier in the United States. We have committed to funding our proportionate share of the all cash deal. Our funding requirement will be approximately $16 billion. Funding will be achieved through a mix of existing cash on hand, cash generated from operations prior to closing the transaction and asset sales. We plan to access the public debt markets for the remainder. We currently anticipate our likely external funding needs for this transaction to be in the $5 to $6 billion range. However, due to the timing of the closing of the sale of our Latin American operations and the timing of accessibility to cash held by AT&T Wireless, our borrowings in the short term may exceed this range.

In March 2004, we signed an agreement with Telefonica Moviles, the wireless affiliate of Telefonica, S.A. to sell all our interests in our Latin American operations. Cash proceeds at closing are expected to be $4.4 billion. Net cash inflow will be $3.4 billion after consideration of the $1 billion of cash held in these operations that will transfer to Telefonica at closing. The transaction is subject to governmental approvals and other closing conditions. It is expected to close in

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

stages as closing conditions are satisfied, with the final closing expected to occur in the second half of 2004. These net proceeds will be used to fund a portion of the AT&T Wireless transaction described above, and are reflected in our external borrowing estimate of the $5 to $6 billion range previously noted.

Debt Instruments

On March 19, 2004, our Colombian operation completed the refinancing of its senior secured debt. According to the terms of the refinancing, (1) the maturity was extended from 2005 to 2007, (2) on a pro rata basis with our partner, we agreed to provide support in the aggregate amount of $70 for 30 months and (3) we and our partner pledged 100% of the capital stock of the Colombian operations as security for the loan. As of June 30, 2004, BellSouth's consolidated balance sheet reflects the $139 remaining investment in the loan participation agreement and the debt of $477 as assets and liabilities of discontinued operations.

--------------------------------------------------------------------------------
Market Risk
--------------------------------------------------------------------------------

For a complete discussion of our market risks, you should refer to the caption "Quantitative and Qualitative Disclosure About Market Risk" in our 2003 annual report on Form 10-K, as modified by the current report on Form 8-K dated July 30, 2004, and our other filings with the SEC. Our primary exposure to market risks relates to unfavorable movements in interest rates and foreign currency exchange rates. We do not anticipate any significant changes in our objectives and strategies with respect to managing such exposures.

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

--------------------------------------------------------------------------------
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
--------------------------------------------------------------------------------

Other than as set forth below, there are no material changes with respect to off-balance sheet arrangements and aggregate contractual obligations as presented in our 2003 Annual Report on Form 10-K, as modified by the current report on Form 8-K dated July 30, 2004, and our other filings with the SEC.

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

Venezuelan put-call provision

We own a 78.2% interest in Telcel, our Venezuelan operation. Telcel's other major shareholder holds an indirect 21% interest in Telcel. Under a Stock Purchase Agreement, that shareholder has the right to initiate a process that could require us to purchase (the puts), and we have the right to initiate a process that could require that shareholder to sell (the calls) to us, the shareholder's interest in Telcel. Notice of the initiation of the process with respect to approximately half of that shareholder's interest was to be given in 2000 and notice with respect to the remaining balance was to be given in 2002. If we exercise our call right, we would purchase that shareholder's interest at between 100% and 120% of its appraised fair value. If we are required to purchase the interest (the puts), we would do so at between 80% and 100% of appraised fair value.

In 2000, the shareholder initiated a process for appraising the value of approximately half of its interest in Telcel, but the process was not completed. The shareholder also has sent a letter purporting to exercise the balance of the puts under the Stock Purchase Agreement. We are currently in arbitration with the shareholder over alleged breaches by BellSouth and the shareholder of the Stock Purchase Agreement, including the timing of the valuation and whether the process was properly initiated in 2000. The shareholder is seeking damages and specific performance, and BellSouth is seeking, among other things, unspecified damages and a ruling that it has not breached the Stock Purchase Agreement in any respect. The arbitration also relates to an alleged oral agreement to buy out the shareholder's entire interest in Telcel, which agreement we argue does not exist. Hearings on these matters occurred in January and April 2004. If the arbitration panel rules against BellSouth, it is possible that the appraised fair value of the shareholder's interest in Telcel could be substantially in excess of current value. At this time, the likely outcome of this arbitration cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Colombian Put-Call

We are the majority shareholder in BellSouth Colombia, a wireless operator in Colombia. We have agreed with our partner to a put and call agreement whereby we can acquire, or could be compelled by our partner to acquire, additional shares of the Colombian operation currently held by our partner for a price equal to the appraised fair value. Under the remaining put/call option, the residual balance of our partner's shares can be called by us or put to us beginning in 2006 until 2009. We cannot predict if either party will exercise its rights under this put/call option provision. Upon completion of the pending acquisition of our Colombian operations by Telefonica Moviles, the shareholders agreement will be assigned to Telefonica and all of our obligations under the shareholders agreement will cease.

--------------------------------------------------------------------------------
Operating Environment
--------------------------------------------------------------------------------

Domestic Economic Trends

Real gross domestic product (GDP) grew at an average annual rate of 4.5 percent in the first quarter of 2004, the third consecutive quarter of strong growth. Business fixed investment spending, residential construction, government purchases, personal consumption, and exports all contributed to the broad -based growth. Nonagricultural employment increased by 1.25 million in the first half of the year. Sustained expansion is expected in the second half of the year.

On average, the economy of the nine-state region tends to closely track the US economy. Employment in the region near mid-year was 1.1 percent higher than in the same period a year ago. A gain of 1.6 percent is anticipated for all of 2004. Residential construction activity has been very strong in the region as in the nation. Housing starts are on pace to exceed 2003's level of 533 thousand.

Other Matters in the Domestic Business

In April 2004, MCI (formerly known as WorldCom) emerged from bankruptcy. As a result, in the second quarter 2004, we made a net payment to MCI of approximately $81 related to our previously accrued and disclosed settlement.

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

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

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

PART II -- OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table contains information about our purchases of our equity securities during April, May and June 2004.



Issuer Purchases of Equity Securities
                                               Total Number of   Approximate
                                               Shares Purchased  Dollar Value
                     Total Number  Average     as Part of a      that May Yet Be
                       of Shares   Price Paid  Publicly          Purchased Under
    Period          Purchased (1)  per Share   Announced Plan    the Plan (2)
    ------          -------------  ----------  ----------------  ---------------
April 1-30, 2004               --          --                --               --
May 1-31, 2004          3,887,200       25.37                --               --
June 1-30, 2004            12,943       25.03                --               --
------------------- -------------  ----------  ----------------  ---------------
Total                   3,900,143       25.37                --               --
(1) Includes 12,943 shares purchased from employees to pay taxes related to the vesting of restricted shares, at an average of $25.03, and 3,887,200 shares purchased from the external markets, at an average of $25.37. Excludes shares purchased from employees to pay taxes related to the exercise of stock options.
(2) Our publicly announced stock repurchase program expired pursuant to its terms on December 31, 2003.

Item 4. Submission of Matters to a Vote of Security Holders


Our annual meeting of shareholders was held on April 26, 2004. The voting results were as follows:

Number of Shares Outstanding as of Record Date:  1,869,138,851
Number of Shares Present:  1,569,137,733
Percent of Shares Present:  83.95%


Proposal Number 1:
Election of Directors
                                    For                       Withheld
James H. Blanchard                  1,502,820,251             66,317,482
Armando M. Codina                   1,505,653,931             63,483,802
Leo F. Mullin                       1,526,162,636             42,975,097

The terms of the following directors continued after the meeting:

F. Duane Ackerman
Reuben V. Anderson
J. Hyatt Brown
Kathleen F. Feldstein
James P. Kelly
Robin B. Smith
William S. Stavropoulos


Proposal Number 2:
Ratification of Independent Accountants

For                                 Against                   Abstain
---------------------------         -----------------         ------------------
1,508,001,380                       46,296,422                14,839,931


Proposal Number 3:
Approve Amendment to Elect Directors Annually

For                                 Against                   Abstain
---------------------------         -----------------         ------------------
1,516,533,760                       35,545,381                17,058,592

Proposal Number 4:
Approving the Stock and Incentive Compensation Plan

For                Against          Abstain         Broker Non-Votes
--------------     ------------     -----------     ----------------
1,145,161,997      164,793,102      10,412,841      248,769,793


Proposal Number 5:
Shareholder Proposal re: Executive Compensation

For                Against          Abstain         Broker Non-Votes
------------       --------------   -----------     ----------------
169,008,940        1,115,827,061    35,531,939      248,769,793


Proposal Number 6:
Shareholder Proposal re: CEO Compensation

For                Against          Abstain         Broker Non-Votes
------------       --------------   -----------     ----------------
161,662,194        1,144,716,218    13,989,528      248,769,793


Proposal Number 7:
Shareholder Proposal re: Disclosure of Political Contributions

For               Against           Abstain         Broker Non-Votes
------------      --------------    -----------     ----------------
185,716,780       1,048,126,005     86,525,155      248,769,793


 Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits:

     Exhibit
      Number
-------------------

          4a No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such instrument to the SEC upon request.

       10v-3 BellSouth Corporation Stock and Incentive Compensation Plan as amended June 28, 2004.

        10pp Revolving Credit Agreement by and Among BellSouth Corporation, SBC Communications Inc. and Cingular Wireless LLC, dated as of August 1, 2004.

          11        Computation of Earnings Per Common Share.

          12        Computation of Ratio of Earnings to Fixed Charges.

         31a        Section 302 certification of F. Duane Ackerman.

         31b        Section 302 certification of Ronald M. Dykes.

          32 Statement Required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.

(b) Reports on Form 8-K:

Date of Event              Subject

April 7, 2004              Announcing changes to composition of Board of
                           Directors and committees of our Board of Directors.

April 22, 2004             Press release announcing financial results for first
                           quarter of 2004.

June 22, 2004              Announcing issuance and sale of $700 million
                           aggregate principal amount of 6.55% Notes due 2034, and filing certain related documents as exhibits.

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



                                                       BELLSOUTH CORPORATION

                                                   By /s/ W. Patrick Shannon
                                                      ----------------------
                                                          W. PATRICK SHANNON
                                                    Vice President - Finance
                                              (Principal Accounting Officer)


July 30, 2004

                                  EXHIBIT INDEX

     Exhibit
     Number
     --------

     4a No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such instrument to the SEC upon request.

     10v-3 BellSouth Corporation Stock and Incentive Compensation Plan as amended June 28, 2004.

     10pp Revolving Credit Agreement by and Among BellSouth Corporation, SBC Communications Inc. and Cingular Wireless LLC, dated as of August 1, 2004.

     11           Computation of Earnings Per Common Share.

     12           Computation of Ratio of Earnings to Fixed Charges.

     31a          Section 302 certification of F. Duane Ackerman.

     31b          Section 302 certification of Ronald M. Dykes.

     32 Statement Required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.