Form 10-Q
period 2004-09-30
BELLSOUTH CORP
filed 2004-11-02
CIK 732713

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

                For the quarterly period ended September 30, 2004

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


At October 31, 2004, 1,831,761,229 common shares were outstanding.

                                Table of Contents


     Item                                                              Page
                                     Part I

      1.        Financial Statements
                   Consolidated Statements of Income                     3
                   Consolidated Balance Sheets                           4
                   Consolidated Statements of Cash Flows                 5
                   Consolidated Statements of Shareholders'
                      Equity And Comprehensive Income                    6
                   Notes to Consolidated Financial Statements            7

      2.        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         20

      3.        Qualitative and Quantitative Disclosures about
                  Market Risk                                           35

      4.        Controls and Procedures                                 35


                                     Part II

      2.        Unregistered Sales of Equity Securities and Use
                  of Proceeds                                           37

      6.        Exhibits                                                37

PART I - FINANCIAL INFORMATION

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)
                                    For the Three Months     For the Nine Months
                                    Ended September 30,      Ended September 30,
                                     2003         2004        2003         2004
                                      (As                      (As
                                    Adjusted                 Adjusted
                                    - Note C)                - Note C)
----------------------------------- ----------- ----------   ----------  -------
Operating Revenues:
    Communications group               $ 4,626    $ 4,585    $ 13,679   $ 13,632
    Advertising and publishing             501        495       1,515      1,481
    All other                               14         15          40         41
                                    ----------- ----------   ----------  -------
        Total Operating Revenues         5,141      5,095      15,234     15,154

Operating Expenses:
    Cost of services and products
      (excludes depreciation and
      amortization shown
      separately below)                  1,789      1,881       5,229      5,468
    Selling, general, and
      administrative expenses              889        905       2,797      2,744
    Depreciation and amortization          959        908       2,861      2,720
    Provisions for restructuring            51          -         189         21
                                    ----------- ----------   ----------  -------
        Total Operating Expenses         3,688      3,694      11,076     10,953

Operating income                         1,453      1,401       4,158      4,201
Interest expense                           234        220         725        646
Net earnings (losses) of equity
  affiliates                                79         73         427        328
Gain on sale of operations                   -          -           -        462
Other income (expense), net                 82         63         279        200
                                    ----------- ----------   ----------  -------
Income from Continuing Operations
  Before Income Taxes, Discontinued
  Operations and Cumulative Effect
  of Changes in Accounting
  Principle                              1,380      1,317       4,139      4,545
Provision for Income Taxes                 486        465       1,487      1,604
                                    ----------- ----------   ----------  -------
Income from Continuing Operations
  Before Discontinued Operations
  and Cumulative Effect of Changes
  in Accounting Principle                  894        852       2,652      2,941
Income (Loss) from Discontinued
  Operations, Net of Tax                    42        (53)        150        453
                                    ----------- ----------   ----------  -------
Income Before Cumulative Effect of
  Changes in Accounting Principle          936        799       2,802      3,394
Cumulative Effect of Changes in
  Accounting Principle, Net of Tax           -          -         315          -
                                    ----------- ----------   ----------  -------
         Net Income                     $  936     $  799     $ 3,117    $ 3,394
                                    =========== ==========   ==========  =======
                                    =========== ==========   ==========  =======


Weighted-Average Common Shares Outstanding:
    Basic                                1,847      1,831       1,851      1,832
    Diluted                              1,851      1,835       1,854      1,836
Dividends Declared Per Common Share      $0.23      $0.27      $ 0.67      $0.79

Basic Earnings Per Share:
    Income from Continuing Operations
      Before Discontinued Operations
      and Cumulative Effect of Changes
      in Accounting Principle           $ 0.48     $ 0.47      $ 1.43     $ 1.61
    Income (Loss) from Discontinued
      Operations, Net of Tax              0.02      (0.03)       0.08       0.25
    Cumulative Effect of Accounting
      Changes, Net of Tax                    -          -        0.17          -
                                    ----------- ----------   ----------  -------
    Net Income*                         $ 0.51     $ 0.44      $ 1.68     $ 1.85
                                    =========== ==========   ==========  =======
Diluted Earnings Per Share:
    Income from Continuing Operations
      Before Discontinued Operations
      and Before Cumulative Effect of
      Changes in Accounting Principle $ 0. 48 $ 0.46 $ 1.43 $ 1.60 Income (Loss) from Discontinued
      Operations, Net of Tax              0.02      (0.03)       0.08       0.25
    Cumulative Effect of Accounting
      Changes, Net of Tax                    -          -        0.17          -
                                    ----------- ----------   ----------  -------
    Net Income*                         $ 0.51     $ 0.44      $ 1.68     $ 1.85
                                    =========== ==========   ==========  =======
*Net income per share does not sum due to rounding

              The accompanying notes are an integral part of these
                       consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                December 31,       September 30,
                                                    2003               2004
                                               ---------------------------------
                                                                    (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                   $   4,556           $   9,200
   Accounts receivable, net of allowance
     for uncollectibles of $496 and $331           2,870               2,546
   Material and supplies                             375                 316
   Other current assets                            1,048                 842
   Assets of discontinued operations                  --               3,977
                                           ----------------   -----------------
      Total current assets                         8,849              16,881
                                           ----------------   -----------------

Investments and advances                           8,552               8,768
Property, plant and equipment, net                23,807              21,971
Deferred charges and other assets                  5,855               6,113
Goodwill                                             342                 249
Intangible assets, net                             2,297               1,507
                                           ----------------   -----------------
       Total assets                           $   49,702          $   55,489
                                           ================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Debt maturing within one year             $   3,491           $   3,048
     Accounts payable                              1,339                 970
     Other current liabilities                     3,628               3,150
     Liabilities of discontinued
       operations                                     --               2,674
                                           ----------------   -----------------
       Total current liabilities                   8,458               9,842
                                           ----------------   -----------------

Long-term debt                                    11,489              13,142
                                           ----------------   -----------------

Noncurrent liabilities:
     Deferred income taxes                         5,349               6,314
     Other noncurrent liabilities                  4,694               4,327
                                           ----------------   -----------------
       Total noncurrent liabilities               10,043              10,641
                                           ----------------   -----------------

Shareholders' equity:
     Common stock, $1 par value (8,650
       shares authorized; 1,830 and
       1,831 shares outstanding)                   2,020               2,020
     Paid-in capital                               7,729               7,790
     Retained earnings                            16,540              18,421
     Accumulated other comprehensive
       income (loss)                                (585)               (470)
     Shares held in trust and treasury            (5,992)             (5,897)
                                           ----------------   -----------------
             Total shareholders' equity           19,712              21,864
                                           ----------------   -----------------

             Total liabilities and
               shareholders' equity           $   49,702          $   55,489
                                           ================   =================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(Unaudited)


                                                    For the Nine Months
                                                    Ended September 30,
                                                   2003             2004
                                            -------------------------------
Cash Flows from Operating Activities:        As Adjusted
                                              - Note C)
Income from continuing operations before
  discontinued operations and cumulative
  effect of changes in accounting
  principles                               $      2,652     $      2,941
Adjustments to reconcile income to cash
  provided by operating activities from
  continuing operations:
    Depreciation and amortization                 2,861            2,720
    Provision for uncollectibles                    398              285
    Net losses (earnings) of equity
      affiliates                                   (427)            (328)
    Net (gains) losses on sale or
      impairment of equity securities                 7                9
    Deferred income taxes and investment
      tax credits                                   800              740
    Pension income                                 (401)            (363)
    Pension settlement (gains) losses                87               --
    Stock-based compensation expense                 92               87
    Gain on sale of operations                       --             (462)
    Asset impairments                                52               --
Net Change in:
    Accounts receivable and other
      current assets                                  8             (271)
    Accounts payable and other current
      liabilities                                   288               (4)
    Deferred charges and other assets               253              (58)
    Other liabilities and deferred
      credits                                      (133)              48
Other reconciling items, net                         18              144
                                            --------------   --------------
    Net cash provided by operating
      activities from continuing
      operations                                  6,555            5,488
                                            ==============   ==============

Cash Flows from Investing Activities:
Capital expenditures                             (1,978)          (2,134)
Proceeds from sale of operations                     --              525
Proceeds from sale of debt and equity
  securities                                         27               40
Investments in debt and equity
  securities                                        (27)            (503)
Proceeds from repayment of loans and
  advances                                        1,899              129
Settlement of financial derivatives                (352)             (17)
Other investing activities, net                     (11)              (3)
                                            --------------   --------------
    Net cash (used in) investing
      activities from continuing
      operations                                   (442)          (1,963)
                                            ==============   ==============

Cash Flows from Financing Activities:
Net borrowings (repayments) of
  short-term debt                                  (423)            (266)
Proceeds from the issuance of long-term
  debt                                               --            3,689
Repayments of long-term debt                     (1,836)            (745)
Dividends paid                                   (1,183)          (1,407)
Purchase of treasury shares                        (322)             (99)
Other financing activities, net                      29               48
                                            --------------   --------------
    Net cash (used in) provided by
      financing activities from
      continuing operations                      (3,735)           1,220
                                            ==============   ==============

Net increase (decrease) in cash and cash
  equivalents from continuing operations          2,378            4,745
Net increase (decrease) in cash and cash
  equivalents from discontinued
  operations                                        165             (101)
                                            --------------   --------------
      Net increase (decrease) in cash
        and cash equivalents                      2,543            4,644
Cash and cash equivalents at beginning
  of period                                       2,482            4,556
                                            --------------   --------------
Cash and cash equivalents at end of
  period                                   $      5,025     $      9,200
                                             ==============   ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (IN MILLIONS)
(Unaudited)


                                           Number of Shares                                  Amount
                                           ------------------    -------------------------------------------------------------------
                                                       (a)                                    Accum.    (a)
                                                     Shares                                   Other    Shares
                                                     Held in                                  Compre-  Held in
                                                     Trust                                    hensive  Trust      Guarantee
                                             Common  and           Common  Paid-in  Retained  Income   and        of ESOP
                                              Stock  Treasury       Stock  Capital  Earnings  (Loss)   Treasury   Debt        Total
 Balance at December 31, 2002                 2,020    (160)      $ 2,020  $ 7,546  $ 14,531  $ (740)  $ (5,372)  $  (79)  $ 17,906



 Net Income                                                                            3,117                                  3,117
 Other comprehensive income, net of tax
      Foreign currency translation
         adjustment (b)                                                                          (41)                           (41)
      Net unrealized losses on
         securities                                                                               21                             21
      Net unrealized gains on
         derivatives (c)                                                                         (11)                           (11)
 Total comprehensive income (d)                                                                                               3,086
 Dividends declared                                                                   (1,237)                                (1,237)
 Share issuances for employee benefit
    plans                                                 3                    (14)      (50)                94                  30
 Purchase and sales of treasury stock
    by grantor trust                                                                    (112)               112                  --
 Purchase of treasury stock                             (15)                                               (322)               (322)
 Stock-based compensation                                                      102                                              102
 Tax benefit related to stock options                                           22                                               22
 ESOP activities and related tax benefit                                                   2                          83         85

 Balance at September 30, 2003                2,020    (172)      $ 2,020  $ 7,656  $ 16,251  $ (771)  $ (5,488)   $   4   $ 19,672






 Balance at December 31, 2003                 2,020    (190)      $ 2,020  $ 7,729  $ 16,540  $ (585)  $ (5,992)   $  --   $ 19,712


 Net Income                                                                            3,394                                  3,394
 Other comprehensive income, net of tax
      Foreign currency translation
         adjustment(b)                                                                            78                             78
      Net unrealized losses on securities                                                          5                              5
      Net unrealized gains on
         derivatives (c)                                                                          32                             32
 Total comprehensive income (d)                                                                                               3,509
 Dividends declared                                                                   (1,440)                                (1,440)
 Purchase and sales of treasury stock by
    grantor trust                                                                2                           (2)                 --
 Purchase of treasury stock                              (4)                                                (99)                (99)
 Share issuances for employee benefit
    plans                                                 5                    (60)      (73)               196                  63
 Stock-based compensation                                                       93                                               93
 Tax benefit related to stock options                                           26                                               26

 Balance at September 30, 2004                2,020    (189)      $ 2,020  $ 7,790  $ 18,421  $ (470)  $ (5,897)   $  --   $ 21,864



(a) Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of September 30, 2003, there were approximately 37 shares held in trust and 121 shares held in treasury. As of September 30, 2004, there were approximately 26 shares held in trust and 163 shares held in treasury.
(b) Net unrealized foreign currency translation adjustments include realized losses of $86 in 2003 and realized gains of $13 in 2004.
(c) Net unrealized gains on derivatives include adjustments for realized gains of $20 in 2003 and $3 in 2004.
(d) Total comprehensive income was $944 for third quarter 2003 and $789 for third quarter 2004.




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

NOTE B - EARNINGS PER SHARE

Basic earnings per share is computed on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted-average number of common shares outstanding plus net incremental shares arising out of employee stock options and benefit plans. The earnings amounts used for per-share calculations are the same for both the basic and diluted methods. Options with an exercise price greater than the average market price of the common stock or that have an anti-dilutive effect on the computation are excluded from the calculation of diluted earnings per share. The following is a reconciliation of the weighted-average share amounts (in millions) used in calculating earnings per share:

Amounts in millions               For the Three Months       For the Nine Months
                                   Ended September 30,       Ended September 30,
                                     2003         2004         2003         2004

Basic common shares outstanding     1,847        1,831        1,851        1,832
Incremental shares from stock
  options and benefit plans             4            4            3            4
                                    -----       ------        -----       ------
Diluted common shares outstanding   1,851        1,835        1,854        1,836
                                    =====        =====        =====        =====

Stock options excluded from
  computation                          94           79           92           80
                                    =====        =====         ====        =====

NOTE C - DISCONTINUED OPERATIONS

In March 2004, we signed an agreement with Telefonica Moviles, the wireless affiliate of Telefonica, S.A. (Telefonica), to sell all our interests in our Latin American operations. Total after-tax proceeds of the sale to Telefonica of our interests in the 10 properties, including shareholder loans, are expected to be approximately $4.9 billion including a 5% escrow for potential purchase price adjustments. Under the terms of the agreement, the escrow will be received within six months after the respective closings. The remaining proceeds are not dependent or variable based upon the sold business' earnings or performance. We will transfer approximately $1.1 billion of cash to Telefonica as part of the Latin American operations, resulting in a net cash inflow to BellSouth related to the Latin American divestitures of approximately $3.8 billion. Based on the net book value of our investment and the anticipated proceeds, we expect to record an after-tax gain of approximately $1.3 billion upon closing all 10 properties.

Under the agreement, Telefonica has agreed to purchase any and all equity interests that we purchase from the minority shareholders in various Latin American operations. Since the deal announcement, we have purchased or reached agreements to purchase interests and other rights of minority partners in Argentina, Ecuador, Nicaragua, Uruguay, and Venezuela for a combined total of $756.

During October 2004, we closed on the sale of 8 of the 10 properties including Venezuela, Colombia, Ecuador, Peru, Guatemala, Nicaragua, Uruguay and Panama. We received total proceeds of $3.7 billion and will recognize an after-tax gain of $920 in the fourth quarter of 2004. The transfer of BellSouth's interest in the operations in the remaining two Latin American countries (Argentina and Chile) is subject to obtaining all requisite governmental approvals. We are working diligently to obtain those approvals, and we expect to obtain them either in the fourth quarter of 2004 or first quarter of 2005.
In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we have classified the results of our Latin American segment as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the Latin American operations as one line item on the income statement. Beginning with the second quarter of 2004, long-lived assets of the Latin America group ceased to be depreciated (amortized) in accordance with SFAS No. 144.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)


NOTE C - DISCONTINUED OPERATIONS (Continued)

Summary Financial Information

The assets and liabilities of our Latin American operations are aggregated and presented as current assets and current liabilities in the consolidated balance sheet at September 30, 2004. Additional detail related to the assets and liabilities of our discontinued operations follows:

     At September 30, 2004:
     Current assets (excluding cash of $1,065)                    $1,380
     Property, plant and equipment, net                            1,395
     Investments and advances                                        293
     Intangible assets, net                                          883
     Other non-current assets                                         26
                                                              --------------
                                                              --------------
            Total Assets                                          $3,977
                                                              ==============

     Current liabilities                                          $1,891
     Long-term debt                                                  420
     Other non-current liabilities                                   363
                                                              --------------
                                                              --------------
           Total Liabilities                                      $2,674
                                                              ==============

Summarized results of operations for the discontinued operations are as follows:

                                    For the Three Months    For the Nine Months
                                     Ended September 30,    Ended September 30,
                                      2003         2004       2003         2004

     Operating revenue               $ 587        $ 724    $ 1,659       $2,080
     Operating income                $ 101        $ 247      $ 211        $ 530
     Income before income taxes       $ 62        $ (55)     $ 165        $  97
     Provision (benefit) for income
       taxes                          $ 20         $ (2)      $ 15       $ (356)
     Net income from discontinued
       operations                     $ 42        $ (53)     $ 150        $ 453

Tax over Book Basis Differential

Our tax basis in the Latin America investments exceeds the book basis by approximately $1.6 billion. No US tax benefit was previously recognized on losses generated by the Latin American operations due to the essentially permanent duration of those investments. The agreement with Telefonica provides evidence that the temporary difference will reverse in the foreseeable future and, accordingly, in the first quarter of 2004 we recorded a $424 tax benefit in accordance with SFAS No. 109, "Accounting for Income Taxes." Basis differential created in the second and third quarters of 2004 resulted in a net decrease of $67 to the deferred tax asset bringing the year-to-date tax benefit related to basis differential to $357. In addition, a tax benefit of $192 has been recorded for the year-to-date period directly to equity related to the cumulative currency translation balance associated with the discontinued operations.

Buyout of Minority Partners

In March and April 2004, we purchased interests and other rights of minority partners in Argentina, Ecuador and Colombia. These purchases brought our ownership interests to 100% in Argentina and Ecuador and to 77.6% in Colombia. The aggregate purchase price for these acquisitions, including payment of minority shareholder loans, was $177. The assignment of the purchase price to the estimated fair values of assets acquired and liabilities assumed resulted in an increase to intangible assets of $55 and an increase to goodwill of $81. In connection with the purchase of our minority partner in Argentina, the consideration paid exceeded the fair value by approximately $33. Accordingly, this amount was recognized as a charge to income (loss) from discontinued operations in the second quarter 2004.

In October 2004, to facilitate the transfer of ownership to Telefonica we purchased interests of minority partners in Nicaragua and Uruguay. These purchases brought our ownership interests to 100% in Nicaragua and 68% in Uruguay. The aggregate purchase price for these acquisitions was $37, which approximated the proceeds received in the sale to Telefonica.

Venezuelan Arbitration and Settlement

Prior to the sale of Telcel, our Venezuelan operation, to Telefonica on October 28, 2004, we owned a 78.2% interest in Telcel. Telcel's other major shareholder held an indirect 21.8% interest in Telcel. Under a Stock Purchase Agreement, that shareholder had the right to initiate a process that could require us to purchase (the puts), and we had the right to initiate a process that could require that shareholder to sell (the calls) to us, the shareholder's interest in Telcel.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE C - DISCONTINUED OPERATIONS (Continued)

In 2000, the shareholder initiated a process for appraising the value of approximately half of its interest in Telcel, but the process was not completed. The shareholder also sent a letter purporting to exercise the balance of the puts under the Stock Purchase Agreement. The matter was taken before an arbitration panel over alleged breaches by BellSouth and the shareholder of the Stock Purchase Agreement, including the timing of the valuation and whether the process was properly initiated in 2000. The shareholder was seeking damages and specific performance, and BellSouth was seeking, among other things, unspecified damages and a ruling that it had not breached the Stock Purchase Agreement in any respect. The arbitration also related to an alleged oral agreement to buy out the shareholder's entire interest in Telcel, which agreement we argued did not exist. Hearings on these matters occurred in January and April 2004.

In a 2 to 1 decision issued on October 13, 2004, the arbitration panel ordered BellSouth to purchase an 11.1% in Telcel associated with the first put and directed the parties to negotiate a price for the second put. In addition, the arbitration panel ordered us to pay this shareholder approximately $25 to satisfy its claims that we breached certain Investment Tax Credit Contracts. A provision for this $25 payment had already been provided for in BellSouth's financial statements. The arbitration panel rejected the shareholder's claim that BellSouth breached an oral agreement to buy out the shareholder's entire interest in Telcel, and denied all other claims raised by the parties.

In response to the arbitration ruling, on October 18, 2004, BellSouth reached an agreement in principle with this shareholder whereby we would purchase its 21.8% interest in Telcel and settle all outstanding claims for an aggregate payment of $617. The aggregate payment of $617 includes all the amounts that the arbitration panel ordered BellSouth to pay to this shareholder. While the agreement is subject to the negotiation and execution of definitive agreements, closing is expected to be completed in the fourth quarter of 2004. Upon closing, BellSouth will transfer the interest to Telefonica for approximately $300. Because the settlement amount allocable to this interest exceeded the fair value, BellSouth recognized a pre-tax charge of approximately $293 ($190 after-tax) in income (loss) from discontinued operations in the third quarter of 2004.

Colombia Put-Call

Until the recent acquisition by Telefonica, we were the majority shareholder in BellSouth Colombia, a wireless operator in Colombia. We had previously agreed with our partner to a put and call agreement whereby we could acquire, or could be compelled by our partner to acquire, additional shares of the Colombian operation held by our partner for a price equal to the appraised fair value. Under the remaining put/call option, the residual balance of our partner's shares could be called by us or put to us beginning in 2006 until 2009. In connection with the acquisition by Telefonica, the shareholders agreement was assigned to Telefonica and all of our obligations under the shareholders agreement ceased.

Venezuela Currency

Our third quarter and year-to-date results from discontinued operations reflect consolidation of the operations of Telcel in Venezuela in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." There are currency restrictions in place in Venezuela that limit the conversion of local currency to US Dollars. Due to the currency controls, there is no free market currency exchange rate. Therefore, in preparing our consolidated financial statements, we used the exchange rate established by the Venezuelan government of 1,920 Bolivars to the US Dollar to translate the local currency financial statements into our reporting currency, the US Dollar.

Argentina Debt

As of September 30, 2004, CRM, our subsidiary in Argentina, entered into an agreement with creditors holding approximately 78% of $525 of CRM's outstanding debt. This debt is currently in default. The participating creditors have agreed to customary provisions to forebear from enforcing their rights under the debt agreements until June 30, 2005. If the sale of CRM to Telefonica closes, BellSouth has agreed to cause the participating creditors to receive the par value of their debt plus accrued interest less an aggregate discount of $5. If the sale does not close, the participating creditors will have all their rights to proceed against CRM under the credit documents with respect to CRM's defaults.

NOTE D - COMMUNICATIONS WORKERS OF AMERICA CONTRACT RATIFICATION

In September 2004, the Communications Workers of America (CWA) ratified the tentative agreement reached in August 2004, on new five-year contracts covering approximately 42,000 employees. The contracts include basic wage increases of 1% in year one, 2% in year two and annual increases of 2.5% in years three through five totaling 10.5% over the contract term. The contracts also provide for a 4% lump-sum payment upon ratification by the membership. The lump-sum payment will be amortized over the five-year contract period ratably on a straight-line basis. In addition, the agreement provides for a standard incentive award of 2% of base salary and overtime compensation in the first three years of the contract increasing to 3% in years four and five. Other terms of the agreement include pension band increases and pension plan cash balance improvements for active employees. The agreement is expected to give us the workforce planning flexibility needed to respond to changing marketplace conditions.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE E - EMPLOYEE BENEFIT PLANS

Substantially all of our employees are covered by noncontributory defined benefit pension plans, as well as postretirement health and life insurance welfare plans ("other benefits").

The following details pension and postretirement benefit costs that are included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying Consolidated Statements of Income with the exception of approximately 10% of these costs which are capitalized in connection with labor related to network construction. We account for these costs in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106) Components of net periodic benefit costs for the three months and nine months ended September 30 were as follows:

                                     Pension Benefits         Other Benefits
                                  ----------------------  ----------------------
                                  ----------------------  ----------------------
                                   For the Three Months    For the Three Months
                                   Ended September 30,      Ended September 30,
                                  ----------------------  ----------------------
                                  ----------- ----------  ----------- ----------
                                     2003         2004       2003          2004
                                     ----         ----       ----          ----
Service cost                         $ 45         $ 44       $ 13          $ 12
Interest cost                         185          174        121           107
Expected return on plan assets       (347)        (330)       (78)          (80)
Amortizations:
  Unrecognized net obligation          (1)          --         19            18
  Unrecognized prior service cost      (9)         (10)        40            40
  Unrecognized (gain) loss             (7)           1         26            24
                                  ----------- ----------  ----------- ----------
                                  ----------- ----------  ----------- ----------
Net periodic benefit cost (income)   (134)        (121)       141           121
                                  ----------- ----------  ----------- ----------
                                  ----------- ----------  ----------- ----------

  Settlements                          --           --         --            --
                                  ----------- ----------  ----------- ----------
                                  ----------- ----------  ----------- ----------
Net periodic benefit cost
  (income), adjusted               $ (134)       $(121)      $141         $ 121
                                  =========== ==========  =========== ==========

                                     Pension Benefits         Other Benefits
                                  ----------------------  ----------------------
                                  ----------------------  ----------------------
                                   For the Nine Months      For the Nine Months
                                   Ended September 30,      Ended September 30,
                                  ----------------------  ----------------------
                                  ----------- ----------  ----------- ----------
                                     2003         2004       2003          2004
                                     ----         ----       ----          ----
Service cost                        $ 136        $ 132       $ 38          $ 35
Interest cost                         556          522        362           323
Expected return on plan assets     (1,040)        (989)      (234)         (240)
Amortizations:
  Unrecognized net obligation          (3)          --         55            61
  Unrecognized prior service cost     (29)         (32)       121           133
  Unrecognized (gain) loss            (21)           4         80            69
                                  ----------- ----------  ----------- ----------
                                  ----------- ----------  ----------- ----------
Net periodic benefit cost (income)   (401)        (363)       422           381
                                  ----------- ----------  ----------- ----------
                                  ----------- ----------  ----------- ----------

  Settlements                          89           --         --           --
                                  ----------- ----------  ----------- ----------
                                  ----------- ----------  ----------- ----------
Net periodic benefit cost
  (income), adjusted               $ (312)      $ (363)      $422          $381
                                  =========== ==========  =========== ==========

In 2003, lump-sum distributions from the pension plans exceeded the settlement threshold equal to the sum of the service cost and interest cost components of net periodic pension cost resulting in an additional charge to income of $89. Of the $89 in pension settlement charges, $87 was recognized in operating results because a portion of the settlement charges was capitalized in connection with labor related to network construction.

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

Retiree Medical Obligation

Our non-management labor contract with the CWA contains contractual limits on the company-funded portion of retiree medical costs (referred to as "caps"). We have waived the premiums in excess of the caps during the current and past contract periods and, therefore have not collected contributions from those non-management retirees. We previously

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE E - EMPLOYEE BENEFIT PLANS (Continued)

calculated the obligation for non-management retiree medical costs based on the terms of the written agreement with the CWA.

The recent agreement with the CWA includes an increase in the amount of the caps. We have determined that this increase in the caps combined with BellSouth's history of increasing the caps in prior agreements creates a substantive plan that is an uncapped plan, which differs from the written plan. Accordingly, we began calculating the obligation for non-management retiree medical costs as if there were no caps, effective with the ratification of the contract.

The change in the calculation will result in an increase to the retiree medical accumulated postretirement benefit obligation of approximately $3.5 billion, which will be recognized over the remaining years of future service to full eligibility of the active plan participants. Net periodic benefit cost will increase $117 during the fourth quarter of 2004, or $60 net of tax. As a result of this change, we re-measured the retiree medical obligation as of September 30, 2004. The annual impact on net periodic benefit expense due to the re-measurement is approximately $460. The annual impact of the change on net periodic benefit expense will be partially offset by reductions in other retirement benefits.

Employer Contributions

For the quarter ended September 30, 2004 we made no contributions to our pension plans and anticipate no funding for the remainder of 2004. As of September 30, 2004, we have contributed $339 to fund other benefits (primarily retiree medical) and expect to contribute approximately $85 of funding for other benefits during the remainder of 2004.

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

NOTE F - INVESTMENTS AND ADVANCES

Cingular

We own an approximate 40% economic interest in Cingular, a joint venture with SBC Communications (SBC). Because we exercise influence over the financial and operating policies of Cingular, we use the equity method of accounting for this investment. The following table presents summarized financial information of Cingular for the periods indicated.

                                       December 31, 2003   September 30, 2004
    Balance Sheet Information:
    Current assets                          $ 3,300               $ 2,329
    Noncurrent assets                       $22,226               $23,678
    Current liabilities                     $ 3,187               $ 2,850
    Noncurrent liabilities                  $13,196               $13,328
    Minority interest                        $  659                $  631
    Members' capital                        $ 8,484               $ 9,198

                               For the Three Months        For the Nine Months
                               Ended September 30,         Ended September 30,
                               2003            2004        2003           2004
                               ----            ----        ----           ----
Income Statement Information:
Operating revenues           $ 4,059        $ 4,257    $ 11,571         $12,354
Operating income              $  488          $ 461     $ 1,960         $ 1,700
Net income                    $  177          $ 145     $ 1,006          $  723

As of September 30, 2004, our book investment exceeded our proportionate share of the net assets of Cingular by $232.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE F - INVESTMENTS AND ADVANCES  (Continued)

On October 26, 2004 Cingular completed its previously announced acquisition of AT&T Wireless, creating the largest wireless carrier in the United States based on number of customers. Cingular's cash purchase price for AT&T Wireless shares totaled approximately $41 billion. That amount was funded by equity contributions from Cingular's two owners in proportion to their equity ownership of Cingular - 60% for SBC and 40% for BellSouth - with the remainder provided from cash on hand at AT&T Wireless. BellSouth's portion of the funding, which will be reflected as an increase in our investment in Cingular, was approximately $14.4 billion. We funded the equity infusion through cash on hand, including proceeds from the Latin America closings, the issuance of $3 billion in long-term debt in September, and the issuance of commercial paper.

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

NOTE G - DEBT

Issuances

On September 13, 2004, BellSouth Corporation sold $1,500 of 5-year, 4.20% notes, due September 15, 2009, at a discounted rate of 99.826% and $1,500 of 10-year, 5.20% notes, due September 15, 2014, at a discounted rate of 99.768%. These sales resulted in aggregate net proceeds of $2,994. In addition, we incurred aggregate debt issuance costs of $13 related to these transactions.

On June 22, 2004, BellSouth Corporation sold $700 of 30-year, 6.55% notes, due June 15, 2034, at a discounted rate of 99.367%, resulting in net proceeds of $696. In addition, we incurred debt issuance costs of $6 related to this transaction.

Early Redemption

On August 1, 2004, we redeemed $517 of 40-year, 7.375% quarterly interest bonds, due August 1, 2039. The redemption price was 100% of the principal amount, and resulted in recognition of a loss in Other income (expense), net of $14, or $9 net of tax, associated with fully expensing remaining discount and deferred debt issuance costs.

NOTE H - PURCHASE OF TREASURY SHARES

During the second quarter of 2004, we purchased 3.9 million shares of our common stock for an aggregate cost of $99. There were no purchases in the first or third quarters of 2004. During the first quarter of 2003, we purchased 14.8 million shares of our common stock for an aggregate cost of $322. There were no purchases during the second or third quarters of 2003.

NOTE I - WORKFORCE REDUCTION AND RESTRUCTURING

Based on ongoing challenges in the telecom industry, continued economic pressures, the uncertainty resulting from Federal Communications Commission
(FCC) regulatory rulings, as well as productivity improvements, we have made adjustments to our force levels to match lower demand. During the first half of 2004, we initiated a workforce reduction of approximately 1,100 positions, primarily in network operations where the volume of work continues to decline. As of September 30, 2004, approximately 420 employees from previously announced reductions remain employed. However, 260 of those 420 have received partial severance payments. Charges in earnings have been recognized in accordance with the provisions of SFAS No. 112, "Employers Accounting for Postemployment Benefits" and consisted primarily of cash severance and related payroll taxes under pre-existing separation pay plans.

The following table summarizes activity associated with the workforce reduction and restructuring liability for the nine months ended September 30, 2004:

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)


NOTE I - WORKFORCE REDUCTION AND RESTRUCTURING (Continued)

                                               Type of Cost
                                         -------------------------
                                         -------------------------
                                           Employee    Other Exit
                                          Separations     Costs      Total

   Balance at December 31, 2003              $ 66           $ 6       $ 72
   Additions                                   33            --         33
   Deductions                                 (84)           (5)       (89)
                                             -----         -----      -----
   Balance at September 30, 2004             $ 15           $ 1        $16
                                             =====         =====      =====

The $33 in additions to the accrual associated with employee separations relates to accruals for estimated payments for the current year workforce reductions. Deductions to the accrual of $84 consist of $72 in cash severance payments and $12 for adjustment to the accrual due to estimated demographics being different than actual demographics of employees that separated from the Company. Deductions from the accrual for other exit costs consist primarily of changes to prior estimates.

NOTE J - SEGMENT INFORMATION

As a result of the pending sale of our Latin American operations, we now have three reportable operating segments: (1) Communications group; (2) Domestic wireless (representing our 40% interest in Cingular); and (3) Advertising and publishing. The following table provides information for each operating segment:

                                    For the Three Months     For the Nine Months
                                    Ended September 30,      Ended September 30,
                                    --------------------      ------------------
                                      2003        2004         2003        2004
                                      ----        ----         ----        ----
  Communications group
  External revenues                $ 4,626     $ 4,585     $ 13,679    $ 13,682
  Intersegment revenues                 42          42          151         123
                                   -------     -------      -------     -------
      Total segment revenues         4,668       4,627       13,830      13,805
  Segment operating income           1,244       1,217        3,656       3,579
      Segment net income               727         714        2,115       2,103

  Domestic wireless
  Total segment revenues           $ 1,624     $ 1,702      $ 4,628     $ 4,941
  Segment operating income             195         213          784         709
      Segment net income                44          54          249         202

  Advertising and publishing
  External revenues                  $ 501       $ 495      $ 1,515     $ 1,481
  Intersegment revenues                  4           3           13          10
                                     -----       -----      -------       -----
      Total segment revenues           505         498        1,528       1,491
  Segment operating income             238         229          733         715
      Segment net income               147         141          453         438

RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION
                                    For the Three Months     For the Nine Months
                                    Ended September 30,      Ended September 30,
                                    --------------------      ------------------
                                      2003        2004         2003        2004
                                      ----        ----         ----        ----
  Operating revenues
  Total reportable segments        $ 6,797     $ 6,827     $ 19,986    $ 20,237
  Cingular proportional
    consolidation                   (1,624)     (1,702)      (4,628)     (4,941)
  South Carolina settlement              -           -            -         (50)
  Corporate, eliminations and
    other                              (32)        (30)        (124)        (92)
                                   --------    --------    ---------   ---------
  Total consolidated               $ 5,141     $ 5,095     $ 15,234    $ 15,154
                                   ========    ========    =========   =========

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE J - SEGMENT INFORMATION (Continued)
RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION (Continued)

                                    For the Three Months     For the Nine Months
                                    Ended September 30,      Ended September 30,
                                    --------------------      ------------------
                                      2003        2004         2003        2004
                                      ----        ----         ----        ----
  Operating income
  Total reportable segments        $ 1,677     $ 1,659      $ 5,173     $ 5,003
  Cingular proportional
    consolidation                     (195)       (213)        (784)       (709)
  Hurricane Expenses                     -         (38)           -         (38)
  South Carolina settlement              -           -            -         (53)
  Restructuring charge                 (52)          -         (106)        (21)
  Pension settlement loss                -           -          (87)          -
  Corporate, eliminations and
    other                               23          (7)         (38)         19
                                   --------    --------     --------    --------
  Total consolidated               $ 1,453     $ 1,401      $ 4,158     $ 4,201
                                   ========    ========     ========    ========

  Net Income
  Total reportable segments          $ 918       $ 909      $ 2,817     $ 2,743
  Hurricane expenses                     -         (23)           -         (23)
  Cingular merger integration
    planning costs & fair
    value adjustment                     -         (17)           -         (17)
  Net gain (loss) on sale of
    operations                           -           -            -         295
  South Carolina settlement              -           -            -         (33)
  Net losses on sale or impairment
    of securities                        1           -           (4)         (4)
  Cumulative effect of changes in
    accounting principle                 -           -          315           -
  Restructuring charge                 (32)          -          (65)        (14)
  Pension settlement loss                -           -          (53)          -
  Discontinued operations               42         (53)         150         453
  Corporate, eliminations and
    other                                7         (17)         (43)         (6)
                                   --------    --------     --------    --------
  Total consolidated                 $ 936       $ 799      $ 3,117     $ 3,394
                                   ========    ========     ========    ========

Reconciling items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature.

NOTE K - RELATED PARTY TRANSACTIONS

Advances
We have advances to Cingular that totaled $3,792 at September 30, 2004 and $3,812 at December 31, 2003. The advance bears annual interest of 6% that is payable monthly. In addition, effective August 1, 2004, we and SBC have agreed to finance Cingular's capital and operating cash requirements to the extent Cingular requires funding above the level provided by operations. Borrowings under this agreement bear interest at 1-Month LIBOR plus 0.05% payable monthly. Cingular's Board of Directors also approved the termination of its bank credit facilities and its intention to cease issuing commercial paper and long-term debt. Excess cash generated by Cingular is applied to the outstanding advance monthly. During the third quarter of 2004, Cingular repaid $20 on the advances.

Provision of Services
We also generate revenues from Cingular in the ordinary course of business for the provision of local interconnection services, long distance services, sales agency fees and customer billing and collection fees.

                                 For the Three Months       For the Nine Months
                                  Ended September 30,       Ended September 30,
                            ---------------------------  -----------------------
                                  2003           2004     2003            2004
                                  ----           ----     ----            ----

  Interest income on advances    $  57          $  57    $ 198           $ 171
  Revenues                       $ 105          $ 131    $ 306           $ 377

Receivables and payables incurred in the ordinary course of business recorded in our balance sheets at:

                                    December 31, 2003      September 30, 2004
                                 ----------------------- -----------------------
   Receivable from Cingular              $  57                    $  76
   Payable to Cingular                   $  33                    $  37

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE L - CONTINGENCIES

GUARANTEES

In most of our sale and divestiture transactions, we indemnify the purchaser for various items including labor and general litigation as well as certain tax matters. Generally, the terms last one to five years for general and specific indemnities and, in some cases, for the statutory review periods for tax matters. The events or circumstances that would require us to perform under the indemnities are transaction and circumstance specific. We regularly evaluate the probability of having to incur costs associated with these indemnities and have accrued for expected losses that are probable. In addition, in the normal course of business, we indemnify counterparties in certain agreements. The nature and terms of these indemnities vary by transaction. Historically, we have not incurred significant costs related to performance under these types of indemnities.

RECIPROCAL COMPENSATION

The Telecommunications Act of 1996 requires local telephone carriers to establish "reciprocal compensation" arrangements for the termination of telephone calls. The requirement exists to appropriately compensate local carriers whose networks are used to transport and terminate calls that originated on another local carrier's network. The requirement has been interpreted to apply to local telephone calls, and has been differentiated from switched access charges that apply to long distance calls. We began entering into reciprocal compensation arrangements with competitors that serve our region soon after the Act was adopted.

The interpretation of the requirement and early contractual arrangements generated industry disputes and litigation. In response to the disputes, the FCC, in 2001, more specifically defined reciprocal compensation and prescribed a new compensation structure for traffic directed to internet service providers
(ISPs). That structure prescribed rates and set limits on compensation that could be earned through the growth of traffic in existing markets served by a CLEC and through traffic received in new markets. In 2002, the DC Circuit Court of Appeals found the FCC's reasoning flawed, and remanded the new structure to the FCC with instructions to conform it to the Act's requirements. The 2001 structure has remained in place while the FCC reconsiders its actions.

In October 2004, in response to a petition from one CLEC, the FCC decided that the growth limits and new market limits were no longer in the public interest. The FCC's action on the request did not disturb the rate structure prescribed in 2001. We do not expect this action to materially increase our future expenses. The FCC likely will issue one or further orders that address reciprocal compensation arrangements. If the FCC redefines the rate methodology in a manner that increases the prescribed rates and requires retroactive application, payments to CLECs could be material to our results of operations.

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

Securities and ERISA Claims
From August through October 2002 several individual shareholders filed substantially identical class action lawsuits against BellSouth and three of its senior officers alleging violations of the federal securities laws. The cases have been consolidated in the United States District Court for the Northern District of Georgia and are captioned In re BellSouth Securities Litigation. Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, the court has appointed a Lead Plaintiff. The Lead Plaintiff filed a Consolidated and Amended Class Action Complaint on or about July 15, 2003 and named four outside directors as additional defendants. The Consolidated and Amended Class Action Complaint alleges that during the period November 7, 2000 through February 19, 2003, the Company (1) overstated the unbilled receivables balance of its advertising and publishing subsidiary; (2) failed to properly implement SAB 101 with regard to its recognition of advertising and publishing revenues; (3) improperly billed CLECs to inflate revenues, (4) failed

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE L - CONTINGENCIES (Continued)

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

In September and October 2002 three substantially identical class action lawsuits were filed in the United States District Court for the Northern District of Georgia against BellSouth, its directors, three of its senior officers, and other individuals, alleging violations of the Employee Retirement Income Security Act (ERISA). In January 2004, a fourth ERISA class action lawsuit was filed in the same court. All the cases have been consolidated and an Amended Consolidated Complaint was filed on April 2, 2004. The plaintiffs, who seek to represent a putative class of participants and beneficiaries of BellSouth's 401(k) plans (the "Plans"), allege in the Consolidated Complaint that the company and the individual defendants breached their fiduciary duties in violation of ERISA, by among other things, (1) failing to provide accurate information to the Plans' participants and beneficiaries; (2) failing to ensure that the Plans' assets were invested properly; (3) failing to monitor the Plans' fiduciaries; (4) failing to disregard Plan directives that the defendants knew or should have known were imprudent and (5) failing to avoid conflicts of interest by hiring independent fiduciaries to make investment decisions. All the cases have been consolidated and an Amended Consolidated Complaint was filed on April 2, 2004. The plaintiffs are seeking an unspecified amount of damages, injunctive relief, attorneys' fees and costs. Certain underlying factual allegations regarding BellSouth's advertising and publishing subsidiary and its Latin American operation are substantially similar to the allegations in the putative securities class action captioned In re BellSouth Securities Litigation, which is described above. At this time, the likely outcome of the cases cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

Antitrust Claims
In December 2002, a consumer class action alleging antitrust violations of
Section 1 of the Sherman Antitrust Act was filed against BellSouth, Verizon, SBC and Qwest, captioned William Twombley, et al v. Bell Atlantic Corp., et al, in the United States District Court for the Southern District of New York. The complaint alleged that defendants conspired to restrain competition by "agreeing not to compete with one another and otherwise allocating customers and markets to one another." The plaintiffs are seeking an unspecified amount of treble damages and injunctive relief, as well as attorneys' fees and expenses. In October 2003, the district court dismissed the complaint for failure to state a claim and the case is now on appeal.

In June 2004, the U.S. Court of Appeals for the 11th Circuit affirmed the District Court's dismissal of most of the antitrust and state law claims brought by a plaintiff competitive local exchange carrier in a case captioned Covad Communications Company, et al v. BellSouth Corporation, et al. The appellate court, however, permitted a price squeeze claim and certain state tort claims to proceed. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

OTHER CLAIMS

We are subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. BellSouth Telecommnunications, Inc. (BST) is also subject to claims attributable to pre-divestiture events involving environmental liabilities, rates, taxes, contracts and torts. Certain contingent liabilities for pre-divestiture events are shared with AT&T Corp. While complete assurance cannot be given as to the outcome of these claims, we believe that any financial impact would not be material to our results of operations, financial position or cash flows.

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


NOTE M - SUBSIDIARY FINANCIAL INFORMATION  (Continued)

Other column represents all other wholly owned subsidiaries excluding BST and BST subsidiaries. The Adjustments column includes the necessary amounts to eliminate the intercompany balances and transactions between BST, Other and Parent and to consolidate wholly owned subsidiaries to reconcile to our consolidated financial information.

Condensed Consolidating Statements of Income

                                                                 For the Three Months Ended September 30, 2003
                                                  ------------------------------------------------------------------------------
                                                        BST             Other           Parent      Adjustments      Total
                                                  ------------------------------------------------------------------------------
Total operating revenues ........................  $    4,361       $    1,477        $     --      $   (697)     $  5,141
Total operating expenses ........................       3,724            1,077             (37)       (1,076)        3,688
                                                    -------------    -------------     -----------   -----------   ----------
Operating income (loss) .........................         637              400              37           379         1,453
Interest expense ................................         133               20             139           (58)          234
Equity in earnings ..............................         262               60           1,374        (1,617)           79
Other income (expense), net .....................           6              540            (422)          (42)           82
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations before income
  taxes, discontinued operations, and cumulative
  effect of changes in accounting principle               772              980             850        (1,222)        1,380
Provision (benefit) for income taxes ............         187              191             (44)          152           486
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations before
  discontinued operations and cumulative effect
  of changes in accounting principle.............         585              789             894        (1,374)          894
Income (loss) from discontinued operations, net
  of tax.........................................          --               42              42           (42)           42
Cumulative effect of changes in accounting
  principle,  net of tax.........................          --               --              --            --            --
                                                    -------------    -------------     -----------   -----------   ----------
Net income (loss) ...............................  $      585       $      831        $    936      $ (1,416)     $    936
                                                    =============    =============     ===========   ===========   ==========


                                                                 For the Three Months Ended September 30, 2004
                                                  ------------------------------------------------------------------------------
                                                        BST             Other           Parent      Adjustments      Total
                                                  ------------------------------------------------------------------------------
Total operating revenues ........................  $    4,208       $    1,659        $     --      $   (772)     $  5,095
Total operating expenses ........................       3,711            1,163              14        (1,194)        3,694
                                                    -------------    -------------     -----------   -----------   ----------
Operating income (loss)..........................         497              496             (14)          422         1,401
Interest expense ................................         131                6             141           (58)          220
Equity in earnings ..............................         302               58           1,107        (1,394)           73
Other income (expense), net .....................           2              339            (257)          (21)           63
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations before income
  taxes, discontinued operations, and cumulative
  effect of changes in accounting principle......         670              887             695          (935)        1,317
Provision (benefit) for income taxes ............         135              315            (157)          172           465
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations before
  discontinued operations and cumulative effect
  of changes in accounting principle.............         535              572             852        (1,107)          852
Income (loss) from discontinued operations, net
  of tax.........................................          --              (53)            (53)           53           (53)
Cumulative effect of changes in accounting
  principle,  net of tax.........................          --               --              --            --            --
                                                    -------------    -------------     -----------   -----------   ----------
Net income (loss) ...............................  $      535       $      519        $    799      $ (1,054)     $    799
                                                    =============    =============     ===========   ===========   ==========


                                                                  For the Nine Months Ended September 30, 2003
                                                  ------------------------------------------------------------------------------
                                                        BST             Other           Parent      Adjustments      Total
                                                  ------------------------------------------------------------------------------
Total operating revenues ........................  $   13,093       $    4,137        $     --      $ (1,996)     $ 15,234
Total operating expenses ........................      11,168            3,036              (1)       (3,127)       11,076
                                                    -------------    -------------     -----------   -----------   ----------
Operating income (loss) .........................       1,925            1,101               1         1,131         4,158
Interest expense ................................         414               65             436          (190)          725
Equity in earnings ..............................         798              422           3,279        (4,072)          427
Other income (expense), net .....................         (15)             681            (316)          (71)          279
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations before income
  taxes, discontinued operations, and cumulative
  effect of changes in accounting principle......       2,294            2,139           2,528        (2,822)        4,139
Provision (benefit) for income taxes ............         558              595            (124)          458         1,487
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations before
  discontinued operations and cumulative effect
  of changes in accounting principle.............       1,736            1,544           2,652        (3,280)        2,652
Income (loss) from discontinued operations, net
  of tax.........................................          --              150             150          (150)          150
Cumulative effect of changes in accounting
  principle,  net of tax.........................         816             (501)            315          (315)          315
                                                    -------------    -------------     -----------   -----------   ----------
Net income (loss) ...............................  $    2,552       $    1,193        $  3,117      $ (3,745)     $  3,117
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

NOTE M - SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statements of Income (Continued)

                                                                   For the Nine Months Ended September 30, 2004
                                                  ------------------------------------------------------------------------------
                                                        BST             Other           Parent      Adjustments      Total
                                                  ------------------------------------------------------------------------------
Total operating revenues ........................  $    12,639      $    4,775        $     --      $(2,260)      $15,154
Total operating expenses ........................       11,045           3,358              (5)      (3,445)       10,953
                                                    -------------    -------------     -----------   -----------   ----------
Operating income (loss)..........................        1,594           1,417               5        1,185         4,201
Interest expense ................................          379              16             416         (165)          646
Equity in earnings ..............................          833             309           3,283       (4,097)          328
Other income (expense), net .....................            6             906            (193)         (57)          662
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations before income
  taxes, discontinued operations, and cumulative
  effect of changes in accounting
  principle............................                  2,054           2,616           2,679       (2,804)        4,545
Provision (benefit) for income taxes ............          444             943            (262)         479         1,604
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations before                 1,610           1,673           2,941       (3,283)        2,941
  discontinued operations and cumulative effect
  of changes in accounting principle
Income (loss) from discontinued operations, net
  of tax.........................................           --             453             453         (453)          453
Cumulative effect of changes in accounting
  principle,  net of tax.........................           --              --              --           --            --
                                                    -------------    -------------     -----------   -----------   ----------
Net income (loss) ...............................  $     1,610      $    2,126        $  3,394      $(3,736)      $ 3,394
                                                    =============    =============     ===========   ===========   ==========

Condensed Consolidating Balance Sheets

                                               December 31, 2003                                   September 30, 2004

                               --------------------------------------------------- -------------------------------------------------

                                  BST      Other    Parent    Adjust-     Total       BST      Other    Parent    Adjust-    Total
                                                               ments                                               ments
                               ---------------------------------------- ---------- ---------------------------------------- --------

ASSETS
Current assets:
Cash and cash equivalents ....     $  5   $ 1,190   $ 3,227    $  134     $4,556       $ 17   $ 1,154   $ 7,989      $ 40   $ 9,200
Accounts receivable, net .....       68     1,143     3,204    (1,545)     2,870         72       956     2,299      (781)    2,546
Other current assets .........      393       831        81       118      1,423        444       926        36      (248)    1,158
Assets of discontinued
  operations .................       --        --        --        --         --         --     3,977        --       ---     3,977
                               ---------------------------------------- ---------- ---------------------------------------- --------

Total current assets .........      466     3,164     6,512    (1,293)     8,849        533     7,013    10,324      (989)   16,881
                               ---------------------------------------- ---------- ---------------------------------------- --------

Investments and advances .....    3,464     7,913    22,609   (25,434)     8,552      3,451     7,214    24,182   (26,079)    8,768
Property, plant and equipment,
  net ........................   21,818     1,947         4        38     23,807     21,315       619         3        34    21,971
Deferred charges and other
  assets .....................    5,029       287        72       467      5,855      5,211       293        97       512     6,113
Intangible assets, net .......    1,036     1,460         5       138      2,639      1,014       613         8       121     1,756
                               ---------------------------------------- ---------- ---------------------------------------- --------

Total assets .................  $31,813   $14,771   $29,202  $(26,084)   $49,702    $31,524   $15,752   $34,614  $(26,401)  $55,489
                               ======================================== ========== ======================================== ========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current liabilities:
Debt maturing within one year   $ 2,454     $ 920   $ 2,470   $(2,353)   $ 3,491     $2,309    $  179    $2,220   $(1,660)  $ 3,048
Other current liabilities ....    3,942     1,724       916    (1,615)     4,967      4,052       959     1,019    (1,910)    4,120
Liabilities of discontinued
  operations..................       --        --        --        --         --         --     2,674        --        --     2,674
                               ---------------------------------------- ---------- ---------------------------------------- --------

Total current liabilities ....    6,396     2,644     3,386    (3,968)     8,458      6,361     3,812     3,239    (3,570)    9,842
                               ---------------------------------------- ---------- ---------------------------------------- --------

Long-term debt ...............    4,970       845     6,301      (627)    11,489      4,139       108     9,492      (597)   13,142
                               ---------------------------------------- ---------- ---------------------------------------- --------

Noncurrent liabilities:
Deferred income taxes ........    4,408     1,519      (751)      173      5,349      4,977     1,636      (533)      234     6,314
Other noncurrent liabilities .    2,991     1,074       554        75      4,694      2,943       791       552        41     4,327
                               ---------------------------------------- ---------- ---------------------------------------- --------

Total noncurrent liabilities .    7,399     2,593      (197)      248     10,043      7,920     2,427        19       275    10,641
                               ---------------------------------------- ---------- ---------------------------------------- --------

Shareholders' equity..........   13,048     8,689    19,712   (21,737)    19,712     13,104     9,405    21,864   (22,509)   21,864
                               ---------------------------------------- ---------- ---------------------------------------- --------

Total liabilities and
  shareholders' equity .......  $31,813   $14,771   $29,202  $(26,084)   $49,702    $31,524   $15,752   $34,614  $(26,401)  $55,489
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

NOTE M - SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Cash Flow Statements

                                                                   For the Nine Months Ended September 30, 2003
                                                 -------------------------------------------------------------------------------

                                                       BST            Other          Parent       Adjustments      Total
                                                   -----------      --------      ----------  -----------------  ---------
Cash flows from continuing operations:
  Cash flows from operating activities ........     $  4,217        $  856         $ 3,283         $ (1,801)      $ 6,555
  Cash flows from investing activities ........       (2,044)          181             674              747          (442)
  Cash flows from financing activities ........       (2,173)       (1,031)         (1,582)           1,051        (3,735)
Cash flows from discontinued operations .......           --           165              --               --           165
                                                   -----------      --------      ----------      -----------    ----------


Net (decrease) increase in cash ...............     $     --        $  171         $ 2,375         $     (3)      $ 2,543
                                                   ===========     =========      ==========      ===========    ==========




                                                                   For the Nine Months Ended September 30, 2004
                                                 -------------------------------------------------------------------------------

                                                       BST            Other          Parent       Adjustments      Total
                                                   -----------      --------      ----------  -----------------  ---------
Cash flows from continuing operations:
  Cash flows from operating activities ........     $  4,472        $  487         $ 2,437         $ (1,908)      $ 5,488
  Cash flows from investing activities ........       (2,058)          232           1,007           (1,144)       (1,963)
  Cash flows from financing activities ........       (2,402)         (654)          1,318            2,958         1,220
Cash flows from discontinued operations........           --          (101)             --               --          (101)
                                                   -----------     ---------      ----------      -----------    ----------


Net (decrease) increase in cash ...............     $     12        $  (36)        $ 4,762          $   (94)      $ 4,644
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

OVERVIEW

We are a Fortune 100 company with annual revenues of over $20 billion. Our core business is wireline communications and our largest customer segment is the retail consumer. We have significant interests in wireless communications through our ownership of approximately 40% of Cingular Wireless (Cingular), the nation's largest wireless company based on number of customers. We also operate one of the largest directory advertising businesses in the United States. The great majority of our revenues are generated based on monthly recurring services.

We operate much of our business in one of the country's strongest regional economies, where the population is increasing, real income growth is outpacing the national average and a diverse mix of businesses require advanced information and communication technology solutions. The Southeast is a positive net migration region, with net migration averaging almost 500 thousand annually. The region's real income is expected to grow 10% to 15% faster than the national average in the next five years.

REGULATION AND COMPETITION

The Telecommunications Act of 1996 required local telephone companies to open their existing facilities for use by competitors on "non-discriminatory" terms and prices under what is referred to as unbundled network elements (UNE), including the UNE platform, or UNE-P. This requirement has distorted the competitive landscape by allowing competitors to rent access lines at deeply discounted rates that are generally below our historical cost. Utilizing UNE-P, competitors are able to market telephone service and generate reasonable margins with little to no capital investment at risk.

A judicial decision that became effective in mid-June invalidated certain FCC rules that governed the provision of wholesale access to our network by local service competitors. In response to the Court's mandate, the FCC adopted an interim order designed to maintain interconnection contracts as they existed on June 16, 2004, and to propose a transition to new unbundling rules. The FCC chairman has scheduled a decision on new rules for December 2004. We are participating in FCC and court proceedings related to the interim order, and we have offered competitors commercial and tariffed services that would replace the services required by the invalidated rules at market-based prices. During the third quarter we experienced a decline in UNE-P lines provisioned to competitors although it is too early to predict if this will evolve into a trend.

For years, BellSouth has invested in deploying fiber deeper into our network including the use of an architecture referred to as fiber-to-the-curb or "FTTC." FTTC is cost-effective, and less dependent than fiber-to-the-premise ("FTTP") on commercial power to deliver services in the event of a power outage. In October 2004, in response to a BellSouth request, the FCC adopted a new rule that frees installations of fiber optic technology within 500 feet of a residential customer's premises from the FCC's wholesale access requirements. By eliminating the requirement to provide access to competitors at deeply discounted prices, the FCC's ruling reduces the business risk associated with deploying fiber technology more broadly in the local loop. BellSouth plans to equip 100,000 to 150,000 newly constructed homes with FTTC in 2004.

ACQUISITIONS AND DISPOSITIONS

On October 26, 2004 Cingular completed its previously announced acquisition of AT&T Wireless. With the close of the transaction, Cingular management moved immediately to take initial steps toward integrating the two companies. Key focus areas over the next 60 days include customer communications, immediate training for all sales and service personnel, relaunch of the Cingular brand, transitioning to a common order system, and beginning the work that over time will integrate support systems and network functions. This acquisition will substantially increase BellSouth's participation in the domestic wireless industry.

On March 5, 2004, we signed an agreement with Telefonica Moviles, the wireless affiliate of Telefonica, S.A., to sell all our interests in our Latin American operations. During October 2004, we closed on the sale of 8 of the 10 properties including Venezuela, Colombia, Ecuador, Peru, Guatemala, Nicaragua, Uruguay and Panama. The transfer of BellSouth's interest in the operations in the remaining two Latin American countries (Argentina and Chile) is subject to obtaining all requisite governmental approvals. We are working diligently to obtain those approvals, and we expect to obtain them either in the fourth quarter of 2004 or first quarter of 2005.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

HIGHLIGHTS AND OUTLOOK

Consolidated revenues for the first nine months of 2004 were down slightly compared to the first nine months of 2003 reflecting top line pressures caused by the loss of 1.4 million retail access lines to UNE-P competitors and technology substitution. Revenue contraction due to line loss and pricing pressures was substantially offset by revenue growth in long distance and DSL. Through the first nine months of the year, we added approximately 1.7 million long distance customers to total 5.7 million at September 30, 2004, while net new DSL subscriber additions of 410,000 brought our total to 1.9 million. Our cost structure is heavily weighted towards labor and fixed asset related costs. In order to sustain margins, we have to adjust our workforce as market share of access lines shifts. Since the beginning of 2001, we have reduced our workforce in the Communications group by 15,700 employees or 22%. Earlier in 2004, we announced additional force reductions of nearly 1,100 employees reflecting continued pressures on access lines. Maintaining operating margins going forward will be challenging as competition intensifies and we are forced to achieve continued increases in productivity. This was evident in the third quarter 2004 as operating income margins were down 80 basis points from the third quarter 2003. While there have been some encouraging developments on the regulatory front, there will be other events such as healthcare costs, continued line losses to wireless substitution and the roll-out of Voice over internet protocol
(VoIP) telephony by cable providers that may continue to put pressure on margins.

BellSouth differentiates itself from its competition through its commitment to customer service. Our customers depend on us, especially when disaster strikes. Over the last two months, BellSouth's customer service met the challenges presented by the most active and destructive Atlantic hurricane season in years. During the third quarter of 2004, we incurred $38 of incremental labor and material costs related to service restoration and network repairs due to the four major hurricanes that hit during the quarter. We expect to incur additional costs in the $90 range during the fourth quarter as we complete network repairs.

In September 2004, the Communications Workers of America (CWA) ratified Bellsouth's new contracts. The agreement, which covers approximately 42,000 BellSouth employees and expires August 8, 2009, will continue to give us the workforce planning flexibility needed to respond to changing marketplace conditions. The longer 5-year agreement increases stability and certainty for employees, customers, and investors.

Operating free cash flow from continuing operations (cash flow from operating activities less capital expenditures) of $3.4 billion for the first nine months of 2004 is down compared to the corresponding period in the prior year primarily due to higher income tax payments. In the next few years, operating cash flow will continue to be negatively impacted by higher cash taxes as we see a reversal of the benefit derived in recent years associated with legislated tax incentives that provided for accelerated depreciation deductions that are set to expire this year.

--------------------------------------------------------------------------------
Consolidated Results of Operations
--------------------------------------------------------------------------------

Key financial and operating data for the three and nine months ended September 30, 2003 and 2004 are set forth below. All references to earnings per share are on a diluted basis. The discussion of consolidated results should be read in conjunction with the more detailed discussion of results by segment directly following this section.

Following generally accepted accounting principles (GAAP), our financial statements reflect results for the Latin American operations as Discontinued Operations. Accordingly, the operational results and other activity associated with the Latin American segment have been presented on one line item in the income statement separate from Continuing Operations.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

                                                           For the Three Months                  For the Nine Months
                                                            Ended September 30,        %         Ended September 30,        %
-------------------------------------------------------- ------------------------ ----------- ------------------------ -----------
                                                             2003         2004       Change       2003         2004       Change
-------------------------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
Results of operations:
-------------------------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
Total operating revenues                                     $ 5,141      $5,095       -0.9%     $ 15,234     $15,154     -0.5%
Total operating expenses                                       3,688       3,694        0.2%       11,076      10,953     -1.1%
Operating income                                               1,453       1,401       -3.6%        4,158       4,201      1.0%
Income from continuing operations before income taxes
  and cumulative effect of changes in accounting
  principle, net of tax                                        1,380       1,317       -4.6%        4,139       4,545      9.8%
Provision for income taxes                                       486         465       -4.3%        1,487       1,604      7.9%
                                                                 ---         ---                    -----       -----
Income from continuing operations before discontinued
  operations and cumulative effect of changes in
  accounting principle                                           894         852       -4.7%        2,652       2,941     10.9%
Income from discontinued operations, net of tax                   42         (53)    -226.2%          150         453    202.0%
Income before cumulative effect of changes in
  accounting principle                                           936         799      -14.6%        2,802       3,394     21.1%
                                                                 ---         ---                    -----       -----
Cumulative effect of changes in accounting principle,
  net of tax                                                       -           -           *          315           -         *
                                                               -----       -----                  -------      ------
Net (loss) income                                              $ 936       $ 799      -14.6%       $3,117      $3,394      8.9%
                                                               =====       =====                  =======      ======
*  Not meaningful

Operating Revenues

Consolidated revenues were down $46 during the third quarter and $80 in the year-to-date period in 2004 compared to the corresponding periods in 2003. Communications group revenues decreased $41 in the third quarter and $47 in the year-to-date period compared to the corresponding periods in 2003. Both the quarter and year-to-date comparisons reflect the impact of revenue declines associated with competitive line losses and related pricing pressures offset by growth in the DSL and long distance products. Revenues from DSL and long distance combined increased $194 in the third quarter 2004 and $677 in the year-to-date 2004 period compared to corresponding periods in 2003. In addition, the year-to-date 2004 period was negatively affected by a $50 customer refund accrual associated with a settlement agreement with the South Carolina Consumer Advocate. Advertising and Publishing group revenues were down $34 in the year-to-date period compared to the corresponding period in 2003 impacted by a reduction in print revenues due to lower overall spending by our advertisers. Revenue trends are discussed in more detail in the Communications group and Advertising & Publishing group segment results sections.

Operating Expenses

Total operating expenses increased $6 in the third quarter of 2004 as compared to the corresponding period in the prior year. The quarter-over-quarter increase was impacted by restructuring charges of $51 recognized in the third quarter 2003. The residual increase was driven by activity at the Communications Group as expenses in the Advertising & Publishing group were flat. Communications Group expense change drivers included increases in costs of goods sold of $60 primarily for the provision of long distance services associated with the growth in subscribers, and labor costs increases of $71, which includes a substantial increase in overtime associated with the four major hurricanes that occurred in August and September of 2004. These increases were somewhat offset by lower depreciation and amortization expense of $51 attributable to lower depreciation rates, lower access fees of $21 driven by CLEC interconnect volume declines, and lower commissions and rents of $23 impacted by pole rental adjustments in the third quarter of 2003.

For the year-to-date period 2004, total operating expenses decreased $123 compared to the corresponding period in 2003. The incremental impact of restructuring charges attributed to a $168 decline. The remaining increase was driven primarily by activity at the Communications Group segment. Communications Group expense change drivers included increases in the costs of goods of $164 primarily for the provision of long distance services associated with the growth in subscribers, and labor costs increase of $139, which includes a substantial increase in overtime associated with the four major hurricanes and advertising costs increases of $25 driven by increased competition and growth of DSL and long distance products. These increases were somewhat offset by lower depreciation and amortization expense of $141 attributable to lower depreciation rates, lower access fees of $71 driven by CLEC interconnect volume declines, and lower commissions and rents of $23 impacted by pole rental adjustments in the third quarter of 2003.

The provision for restructuring charges of $21 in the 2004 year-to-date period represents net severance activity related to workforce reductions. During the first half of 2004, we initiated a workforce reduction of approximately 1,100 positions, primarily in network operations where the volume of work continues to decline. The $51 restructuring amount in the third quarter of 2003 represents an asset impairment associated with an abandoned software project. In addition, 2003 includes $138 in charges related to workforce reductions as we made adjustments to our business model adapting to economic, regulatory, and competitive pressures.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Interest Expense

Interest expense decreased $14 for the third quarter and $79 for the year-to-date period compared to the same periods in the prior year. Interest expense associated with interest-bearing debt was up $4 for the third quarter reflecting higher average debt balances for the quarter and down $34 in the year-to-date period reflecting lower average debt balances for the year. Our effective interest rate on interest-bearing debt was 5.8% in the third quarter of 2004 compared to 6.7% in the third quarter of 2003. The lower effective interest rate is due to our interest rate swap program and refinancing higher-rate debt with lower-rate debt. The remaining variances relate to interest accruals on other liabilities and contingencies.

Interest expense is expected to increase over the next year due to higher incremental borrowings associated with equity contributions to Cingular to fund its acquisition of AT&T Wireless.

Net earnings (losses) of equity affiliates

                        For the Three              For the Nine
                         Months Ended               Months Ended
                         September 30,              September 30,
                       ----------------- -------- --------------- --------
                           2003    2004   Change    2003    2004   Change
                       --------- ------- -------- ------- ------- --------
Cingular                   $ 70    $ 57    $(13)   $ 401   $ 293  $ (108)
Other equity investees        9      16       7       26      35       9
                       --------- ------- -------- ------- ------- --------
                       --------- ------- -------- ------- ------- --------
Total                      $ 79    $ 73    $ (6)   $ 427   $ 328    $(99)
                       --------- ------- -------- ------- ------- --------

Earnings from Cingular in the 2004 periods were lower compared to the same periods in 2003 primarily due to significant growth in customers and the costs related to that growth, as well as integration planning costs related to the AT&T Wireless acquisition and a fair value adjustment related to the sale of Cingular Interactive.

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

Other income (expense), net

                         For the Three              For the Nine
                         Months Ended               Months Ended
                         September 30,              September 30,
                       ----------------- -------- --------------- --------
                           2003    2004   Change    2003    2004   Change
                       --------- ------- -------- ------- ------- --------
Interest Income           $  72   $  77    $  5    $ 246   $ 216   $ (30)
Foreign currency
  transaction gains
  (losses)                    1       -      (1)      30      (1)    (31)
Loss on early
  extinguishment of
  debt                        -     (14)    (14)       -     (14)    (14)
Other, net
                              9       -      (9)       3      (1)     (4)
                       --------- ------- -------- ------- ------- --------
                       --------- ------- -------- ------- ------- --------
Total Other Income
  (Expense), net          $  82    $  63  $ (19)   $ 279   $ 200     (79)
                       --------- ------- -------- ------- ------- --------

The decrease in interest income reflects a lower rate on our advance to Cingular and to a lesser extent the loss of income on an advance to Dutch telecommunications provider Royal KPN N.V. (KPN) due to early repayment in 2003. Foreign currency transaction gains in 2003 relate primarily to the advance to KPN. On August 1, 2004, we redeemed $517 of 40-year, 7.375% quarterly interest bonds, due August 1, 2039. The redemption price was 100% of the principal amount, but resulted in recognition of a loss of $14, or $9 net of tax, associated with fully expensing remaining debt discount and deferred debt issuance costs.

Provision for income taxes

                    For the Three Months           For the Nine Months
                    Ended September 30,            Ended September 30,
                    -------------------- --------- ------------------- ---------
                        2003     2004      Change     2003     2004      Change
                     -------- --------   --------- -------- --------   ---------
Provision for income
   taxes               $ 486    $ 465      $ (21)   $1,487   $1,604     $ 117
Effective tax rate      35.2%    35.3%       0.1%     35.9%    35.3%     (0.6%)
                     -------- --------   --------- -------- --------   ---------

The effective tax rates in 2004 were reduced by a favorable permanent difference for the Medicare Part D subsidy and an adjustment to taxes payable associated with divested operations.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Income (loss) from discontinued operations, net of tax

Income from discontinued operations, net of tax, decreased $95 in the third quarter of 2004 compared to the same period in 2003 primarily due to an after tax charge of $190 related to the arbitration ruling and settlement for Venezuela and $59 in tax expense associated with tax basis differential, both of which are further detailed in Note C to the quarterly financial statements. Partially offsetting these decreases was an increase in income of $95 due to improved operating income in 2004 driven by strong revenue growth and the cessation of depreciation and amortization expense in the second quarter of 2004 for the assets of the discontinued operations as required by GAAP. In addition, foreign currency exchange gains of $20 in third quarter of 2004 improved from foreign exchange losses of $9 in third quarter of 2003.

Income from discontinued operations, net of tax, increased $303 in the year-to-date-period of 2004 compared to the same period in 2003 primarily due to a $357 tax benefit recorded in 2004 related to excess tax basis over book basis in our Latin America investments. Income from discontinued operations also increased due to the cessation of depreciation beginning in second quarter 2004 of $140, a $73 loss on the sale of Brazil in 2003, and higher revenues. Partially offsetting the increases were the $190 charge related to Venezuela noted above, foreign exchange gains of $101 in 2003 compared to losses of $3 in 2004, and a $33 loss in the second quarter of 2004 related to the purchase of additional ownership share in Argentina.

From an operational perspective, these operations experienced strong growth in both customers and revenue. Operating revenue in the Latin America operations for the year-to-date period in 2004 increased $421 or 25.4% over the year-to-date 2003 period due to growth in customers and traffic throughout the portfolio. End-of-period customers increased 29% and total billed minutes of use increased 23% compared to September 30, 2003.

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

--------------------------------------------------------------------------------
Results by Segment
--------------------------------------------------------------------------------

Our reportable segments reflect strategic business units that offer similar products and services and/or serve similar customers. We have three reportable operating segments:

o  Communications group;
o  Domestic wireless; and
o  Advertising & Publishing group.

Management evaluates the performance of each business unit based on net income, exclusive of internal charges for use of intellectual property and adjustments for unusual items that may arise. Unusual items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. In addition, when changes in our business affect the comparability of current versus historical results, we will adjust historical operating information to reflect the current business structure. See Note J to the quarterly financial statements for a reconciliation of segment results to the unaudited consolidated financial information.

The following discussion highlights our performance in the context of these segments. For a more complete understanding of our industry, the drivers of our business, and our current period results, you should read this discussion in conjunction with our consolidated financial statements, including the related notes.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)


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

During 2004, the Communications group continued to emphasize interLATA long distance and BellSouth(R) FastAccess(R) DSL, encouraging customers to purchase packages containing multiple telecommunications services. We also continued to experience the loss of retail access lines due to competition and technology substitution, and we expect these trends to continue during the remainder of 2004 and into 2005.

                                                        For the Three Months                  For the Nine Months
                                                         Ended September 30,        %         Ended September 30,        %
 --------------------------------------------------------------------------------------------------------------------------------
                                                          2003        2004        Change       2003        2004        Change
 --------------------------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------------------------
 Segment operating revenues:
   Voice                                                   $3,204      $3,121        -2.6%     $ 9,538      $9,443        -1.0%
    Data                                                    1,104       1,145         3.7%       3,259       3,353         2.9%
    Other                                                     360         361         0.3%       1,033       1,009        -2.3%
                                                            -----       -----                    -----       -----
        Total segment operating revenues                    4,668       4,627        -0.9%      13,830      13,805        -0.2%
 Segment operating expenses:
    Cost of services and products                           1,720       1,783         3.7%       5,057       5,258         4.0%
    Selling, general, and administrative expenses             755         729        -3.4%       2,287       2,279        -0.3%
    Depreciation and amortization                             949         898        -5.4%       2,830       2,689        -5.0%
                                                              ---         ---                    -----       -----
        Total segment operating expenses                    3,424       3,410        -0.4%      10,174      10,226         0.5%
 Segment operating income                                   1,244       1,217        -2.2%       3,656       3,579        -2.1%
 --------------------------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------------------------
 Segment net income                                         $ 727        $714        -1.8%      $2,115      $2,103        -0.6%
 --------------------------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------------------------

 Segment net income including unusual items                 $ 695        $691        -0.6%      $2,802      $2,033       -27.4%

 --------------------------------------------------------------------------------------------------------------------------------
 Key Indicators (000s except where noted)
 --------------------------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------------------------

  Switched access lines(1):
     Residential retail:
          Primary                                                                               12,670      11,816        -6.7%
          Additional                                                                             1,671       1,388       -16.9%
                                                                                                 -----       -----
     Total Retail Residence                                                                     14,341      13,204        -7.9%
     Residential wholesale:
          Resale                                                                                   198         114       -42.4%
          UNE-P                                                                                  1,534       2,082        35.7%
                                                                                                 -----       -----
     Total Wholesale Residence                                                                   1,732       2,196        26.8%
                                                                                                 -----       -----
       Total Residence                                                                          16,073      15,400        -4.2%

     Business retail                                                                             5,484       5,264        -4.0%
     Business wholesale

          Resale                                                                                    75          61       -18.7%
          UNE-P                                                                                    654         752        15.0%
                                                                                                   ---         ---
      Total Wholesale Business                                                                     729         813        11.5%

     Other Retail/Wholesale Lines (primarily public)                                               159          99       -37.7%
                                                                                                   ---          --

     Total Switched Access Lines (2)                                                            22,445      21,576        -3.9%
  ISDN line equivalents
      Residence                                                                                     14          10       -28.6%
      Business                                                                                   1,445       1,462         1.2%
                                                                                                 -----       -----
      Total ISDN Adjusted Access lines in Service                                               23,904      23,048        -3.6%

 DSL customers                                                                                   1,336       1,872        40.1%
 Long distance customers                                                                         3,440       5,663        64.6%
 Switched access and local minutes of use                  20,166      17,128       -15.1%      63,119      53,602       -15.1%
 BellSouth long distance minutes of use                     3,224       5,673        76.0%       6,119      15,245       149.1%
                                                            -----       -----                    -----      ------
  Total Access minutes of use (millions)                   23,390      22,801        -2.5%      69,238      68,847        -0.6%

 Capital expenditures                                       $ 692       $ 724         4.6%      $1,923      $2,049         6.6%
 --------------------------------------------------------------------------------------------------------------------------------

 (1) Prior period operating data are often revised at later dates to reflect updated information. The above information reflects the latest data available for the periods indicated.
 (2) In the first quarter of 2004, we augmented our presentation of access lines from only an ISDN adjusted method to also disclosing an actual reported basis.
The ISDN adjusted amounts are also provided in the table for comparison purposes to peer companies.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Segment operating revenues

Voice

Voice revenues decreased $83 in the third quarter and decreased $95 year-to-date when compared to the same periods in 2003 driven primarily by continued access line loss offset by the growth in interLATA long distance. Total switched access lines declined 869,000 or 3.9% for the year-to-date period with retail line losses being partially offset by increases in wholesale lines. The access line decline was the result of continued share loss and technology substitution.

Wholesale lines, which consist primarily of unbundled network element - platform (UNE-P) lines, totaled over 3 million at September 30, 2004, up 563,000 lines year over year. The vast majority of the quarterly UNE-P additions were residential. When lines over which we provide retail services are converted to UNE-P, we lose revenue and margin. On average, the revenue from our provision of UNE-P does not permit us to recover the fully allocated costs we incur to provide it. To mitigate this loss, we have been actively seeking reform of the pricing rules that regulators use to set UNE-P prices. As previously discussed under the heading "Overview," a judicial decision that became effective in mid-June invalidated certain FCC rules that governed the provision of wholesale access to our network by local service competitors. We believe this change in the regulatory environment influenced the loss in UNE-P lines that we experienced during the third quarter of 2004.

In efforts to combat share loss, we continue to grow our package services. BellSouth Answers(R) is our signature residential package that combines wireline, wireless and Internet services. The package combines the Complete Choice calling plan of local service and multiple convenience calling features with BellSouth Long Distance, BellSouth FastAccess(R)DSL or dial-up Internet, and Cingular Wireless services. During the third quarter 2004, we began offering DIRECTV(R) digital satellite television service through all sales channels as part of the BellSouth Answers(R) portfolio. This agency relationship with DIRECTV provides us with a key competitive product with insignificant cost or capital requirements. With the addition of video, the BellSouth Answers(R) package is one of the most comprehensive and competitively priced bundles in our markets today. We ended the quarter with more than 4 million residential packages, representing a 34% penetration of our retail primary line residence base. Over 80% of Answers customers have long distance in their package and over 40% have either DSL or dial-up Internet.

Long distance voice revenue increased $133 in the third quarter and $453 year-to-date when compared to the same periods in 2003, driven primarily by growth in interLATA and wireless long distance. InterLATA revenues increased $125 in the third quarter and $448 year-to-date when compared to the same periods in 2003. Substantial interLATA growth reflects continued large market share gains driven by marketing efforts and the BellSouth Unlimited Long Distance Plans. At September 30, 2004, we had 5.66 million long distance customers and a mass-market penetration rate of approximately 44% of our customer base. We also continued to grow our long distance offerings in complex business. We recorded $57 in complex long distance revenue in the third quarter of 2004 compared to $22 in the same quarter of 2003. Through September 30, 2004, the complex long distance backlog stands at $ 613. This backlog represents an estimated value of the complex long distance business sold but not yet booked as revenue. Revenue from wholesale long distance services provided to Cingular increased $16 for the third quarter and $41 year-to-date when compared to the same periods in 2003. This increase was caused by higher volumes associated with the proliferation of wireless package plans that include long distance partially offset by slightly lower rates.

Switched access revenues declined $25 in the third quarter and $59 year-to-date when compared to the same periods in 2003 due to volume and rate decreases. Our entry into interLATA long distance shifted switched access minutes from other carriers to our service resulting in a transfer from wholesale switched access revenues to retail long distance revenue. Switched access and local MOUs decreased 15.1% compared to the third quarter of 2003. The decrease is due to the impact of our entry into interLATA long distance, access line losses including the shift to UNE-P lines and alternative communications services, primarily wireless and e-mail. Switched access rates were slightly lower in the year-to-date period due to the July 1, 2003 rate reduction of the CALLs program, an FCC access reform initiative. The decline in rates, however, is substantially offset by higher subscriber line charges that are also included in voice revenues.

Data

Data revenues increased $41 in the third quarter and $94 year-to-date when compared to the same period in 2003. Data revenues were driven by strong growth from the sale of BellSouth(R) FastAccess(R) DSL service partially offset by decreases in revenue from other data products. Combined wholesale and retail DSL revenues were up $51 in the third quarter and $177 year-to-date when compared to the same periods in 2003 due primarily to a larger customer base. As of September 30, 2004, we had 1.87 million DSL customers, an increase of 536 thousand customers compared to September 30, 2003.

Retail data services grew 9.5% in the third quarter and 11.8% year-to-date when compared to the corresponding periods in 2003 driven primarily by the growth from the sale of FastAccess DSL service. During the third quarter of 2004 we added 135 thousand net retail customers and, on a year-to-date basis, we added 417 thousand net retail customers. We offer three broadband downstream connection speeds to meet the varying needs of our mass-market customers. The original version - BellSouth FastAccess DSL Ultra- runs at downstream connection speeds of up to 1.5 megabits. Since mid-2003,

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

we have offered a lower speed version - BellSouth FastAccess DSL Lite - running at downstream connection speeds of up to 256 kilobits. Fast Access DSL Lite accounted for over one-third of third quarter 2004 gross additions. In April 2004, we began offering Fast Access DSL Xtreme, delivering downstream connection speeds of up to 3.0 megabits and upstream connection speeds of up to 384 kilobits. We believe our broadband offers are among the most competitively priced in our markets. In late September 2004, we launched additional incentives and introduced new pricing for FastAccess DSL Ultra service designed to increase long-term market penetration. Retail customer additions were offset somewhat by wholesale disconnects as we continue to see a shift in customer mix to retail. Revenue from other retail data products was flat for both the quarter and year-to-date periods.

Revenues from the sale of wholesale data transport services and wholesale DSL to other communications providers, including long distance companies and CLECs, declined 2.8% in the third quarter and declined 6.1% year-to-date when compared to the same periods in 2003, primarily due to the lingering impacts of soft enterprise demand and continued network grooming and consolidation by large inter-exchange carriers.

Other

Other communications revenue remained flat in the third quarter 2004 as compared to the same period in 2003 as payphone business decreases of $23 were offset by increases in equipment revenue and wholesale long distance. We have gradually phased out our payphone business and recorded zero payphone revenues in the third quarter 2004. Other revenues decreased $24 year-to-date when compared to the same period in 2003. This decrease reflects decreases in payphone of $65 and billing and late payment fees of $26 partially offset by increases in equipment revenues of $31 and wholesale long distance increases of $19. Increases in equipment revenues reflect increased demand due to improved economic conditions and customer upgrades to newer technology.

Segment operating expenses

Cost of services and products

Cost of services and products of $1,783 in third quarter and $5,258 year-to-date increased $63 and $201, respectively, from the same periods in 2003. The cost of services increase for third quarter was impacted by increases of $60 in costs of goods sold principally driven by increases in the provision of long distance services; increases of $15 in labor costs impacted by pay increases and changes in employee mix slightly offset by lower average workforce; and increases in materials and supplies of $12 associated with increased utilities usage, offset by decreases of $21 in access fees due to volume declines, settlements and significant reductions in charges associated with access to other carriers customer name databases.

The change in cost of services in the year-to-date period included increases of $164 in costs of goods sold principally driven by increases in the provision of long distance services; increases of $53 in contract services related to network planning projects and equipment installations; increases in materials and supplies of $24 associated with increased utilities usage; increases in labor costs of $18 impacted by changes in employee mix slightly offset by lower average workforce; offset by decreases of $71 in access fees due to volume declines, settlements and significant reductions in charges associated with access to other carriers customer name databases; and by decreases in rent of $12 related to real estate consolidation.

Selling, general, and administrative expenses

Selling, general, and administrative expenses of $729 in third quarter and $2,279 year-to-date decreased $26 and $8, respectively, from the same periods in 2003. The third quarter decrease reflects a decrease in contract services of $26 related to the conversion of contractors to employees and reduced operations support spending, a decrease in the provision for uncollectibles of $18 driven by a $9 reserve adjustment, continued improvement in our collection process and improved economic conditions; and a decrease in outside sales commissions of $8. These declines were partially offset by an increase of $25 in labor costs driven by incentive awards and pay increases partially offset by lower headcount and increased advertising expense of $11 in response to consumer competitive campaigns.

The year-to-date decrease in selling, general, and administrative expense reflects a decrease in the provision for uncollectibles of $79 driven by the reasons impacting the quarter periods described above, a decrease in contract services of $41 driven by the conversion of contractors to employees and reduced operations support spending, offset by an increase of $89 in labor costs driven by incentive awards, conversion of contractors to employees and pay increases partially offset by lower headcount, an increase in advertising expense of $25 in response to consumer competitive campaigns and to a lesser extent increased corporate affiliate billings.

Depreciation and amortization

Depreciation and amortization expense decreased $51 during third quarter and $141 year-to-date when compared to the same periods in 2003. The primary driver of the year-over-year decline in depreciation expense relates to lower depreciation rates under the group life method of depreciation. The lower depreciation rates were precipitated primarily

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

by the reductions in capital expenditures over the past several years. Amortization expense increased due to higher levels of capitalized software.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's net income consisted of the following: for third quarter 2004, unusual items of $(23) for hurricane-related costs; for year-to-date 2004, unusual items of $(70) for the South Carolina regulatory settlement, severance and hurricane-related costs; for third quarter 2003, unusual items of $(32) related to an asset impairment related to an abandoned systems project; for year-to-date 2003, unusual items of $687 for the cumulative effect of change in accounting principle related to the adoption of FAS 143 offset by restructuring charges, costs associated with the early extinguishment of debt, and an asset impairment.


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

Average revenue per user (ARPU) continued to be pressured by more subscribers selecting FamilyTalk(R) plans and the success of the RollOver Minutes program. Data revenue played an increasingly important role in revenue composition in 2003 and early 2004, and those impacts are expected to continue to increase through the remainder of 2004. Further, competition continues to be intense, with up to five competitors in most of the significant domestic wireless markets. Cingular's acquisition of AT&T Wireless, which closed in October 2004, will significantly impact the results of our wireless segment beginning in the fourth quarter due to a doubling of the size of Cingular's operations and higher amortization expense related to purchase accounting adjustments.

                                                          For the Three Months                 For the Nine Months
                                                          Ended September 30,         %        Ended September 30,         %
 ---------------------------------------------------------------------------------------------------------------------------------
                                                            2003        2004       Change        2003        2004       Change
 ---------------------------------------------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------------------------------------------
 Segment operating revenues:
    Service revenues                                         $1,471      $1,534        4.3%       $4,275      $4,478        4.7%
    Equipment revenues                                          153         168        9.8%          353         463       31.2%
                                                                ---         ---                      ---         ---
        Total segment operating revenues                      1,624       1,702        4.8%        4,628       4,941        6.8%
 Segment operating expenses:
    Cost of services and products                               643         651        1.2%        1,666       1,814        8.9%
    Selling, general, and administrative expenses               577         609        5.5%        1,571       1,742       10.9%
    Depreciation and amortization                               209         229        9.6%          607         676       11.4%
                                                                ---         ---                      ---         ---
        Total segment operating expenses                      1,429       1,489        4.2%        3,844       4,232       10.1%
 Segment operating income                                       195         213        9.2%          784         709       -9.6%
 ---------------------------------------------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------------------------------------------
 Segment net income                                            $ 44        $ 54       22.7%        $ 249       $ 202      -18.9%
 ---------------------------------------------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------------------------------------------

 Segment net income including unusual items                    $ 44        $ 37      -15.9%        $ 249       $ 185      -25.7%


 Key Indicators (100% Cingular):
 ---------------------------------------------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------------------------------------------
 Cellular/PCS Customers (000s)                                                                    23,385      25,672        9.8%
 Wireless service average monthly revenue per customer
      - Cellular/PCS                                        $ 52.43      $49.78       -5.1%       $52.12      $49.36       -5.3%
 Capital Expenditures                                         $ 773       $ 634      -18.0%      $ 1,768     $ 1,751       -1.0%
 ---------------------------------------------------------------------------------------------------------------------------------

Segment operating revenues

Cingular's cellular/PCS customers at September 30, 2004 increased 10% compared to September 30, 2003. Net cellular/PCS additions in the third quarter of 2004 decreased 12% compared to third quarter of 2003 and increased 11% in the year-to-date period 2004 as compared to 2003. During the third quarter of 2004, Cingular had 2.8 million cellular/PCS customer gross additions, representing the highest total since its formation. Postpaid gross additions were 76% of all gross additions for the third quarter of 2004 and were 75% of all gross additions for the year-to-date period 2004.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

The cellular/PCS churn rate was 2.8% in the third quarter of 2004 and 2.7% in the year-to-date period 2004 compared with a 2.8% churn rate in the third quarter of 2003 and 2.6% in the year-to-date period 2003. To date, wireless local number portability has not materially impacted Cingular's customer churn rate.

Segment operating revenues grew $78 during the third quarter of 2004 and $313 in the year-to-date period as compared to the same periods in 2003. Service revenues increased $63 in the third quarter of 2004 and $203 in the year-to-date period, driven by the increase in the average subscriber base for both periods offset by lower ARPU for both periods. ARPU for cellular/PCS customers declined $2.65 in the third quarter and declined $2.76 in the year-to-date periods when compared to the corresponding periods in the prior year. The decrease in ARPU is related to several items including the increase in customers on FamilyTalk(R) plans and the success of the RollOver Minutes program. Additionally, ARPU decreased due to reductions in revenues from incollect roaming when compared to the third quarter of 2003 and to the year-to-date period 2003, reflecting free roaming minutes associated with all-inclusive regional and national rate plans. Also, outcollect roaming revenue dropped as higher volumes were offset by lower rates. Partially offsetting these decreases were increases in service revenue including an increase in regulatory fees and a 63% increase in data revenues from the third quarter of 2003 and a 51% increase in data revenues from the year-to-date period 2003, reflective of higher penetration and usage of SMS short messaging data services with Cingular's cellular/PCS customers.

Equipment revenues increased $15 in the third quarter of 2004 and $110 in the year-to-date period 2004 compared to the same periods in 2003 due to higher unit sales. Handset sales were impacted by postpaid/prepaid customer gross additions during the quarter and year-to-date periods. Additionally, equipment revenues increased due to higher rates related to handset upgrades as a result of Cingular's GSM conversions and a move towards higher functionality handsets for the year-to-date period.

Segment operating expenses

Cost of services and products

Cost of services and products increased $8 during the third quarter of 2004 and $148 during the year-to-date period 2004 compared to the same periods in 2003. Cingular's expense growth was driven by customer gross additions during the quarter and year-to-date periods and by increased expenses related to Universal Service Fund/regulatory fees for the year-to-date period. Additionally, a 32% third quarter increase and a 31% year-to-date increase in system minutes of use on the network and associated network system expansion costs resulted in higher quarter-over-quarter and higher year-to-date over year-to-date expenses.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $32 in the third quarter of 2004 and increased $171 year-to-date 2004 when compared to the same periods in 2003, due to increased advertising and promotion costs, increased uncollectibles expense and higher customer service as a result of customer retention and other service improvement initiatives.

Depreciation and amortization

Depreciation and amortization increased $20 in the third quarter of 2004 and increased $69 in the year-to-date period 2004 when compared to the same periods in 2003. The increase in depreciation expense of $29 for the third quarter of 2004 and $78 for the year-to-date period 2004 was attributable to higher levels of gross property, plant and equipment, including Cingular's GSM network overlay. Amortization expense declined $9 in the third quarter of 2004 and the year-to-date period of 2004 compared to the same periods of 2003 due to certain intangibles becoming fully amortized during 2004.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's net income consisted of the following: for third quarter and year-to-date 2004, unusual items of $(17) related to wireless merger integration planning costs in preparation of the Cingular/AWE merger and to a fair value adjustment for the announced sale of Cingular Interactive.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

--------------------------------------------------------------------------------
Advertising and Publishing
--------------------------------------------------------------------------------

Our Advertising & Publishing segment is comprised of companies in the US that publish, print, sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic media offerings.

While revenue growth for the first nine months of 2004 continued to reflect a decline, stronger demand in advertising has helped increase sales for published directories sold during 2004 and is expected to generate positive growth in 2004 published sales, despite a highly competitive market place.


                                                         For the Three Months               For the Nine Months
                                                         Ended September 30,       %        Ended September 30,        %
                                                           2003        2004     Change        2003        2004      Change
 ------------------------------------------------------------------------------------------------------------------------------
 ------------------------------------------------------------------------------------------------------------------------------
 Segment operating revenues                                $505       $ 498      -1.4%      $1,528      $1,491       -2.4%
 Segment operating expenses:
    Cost of services and products                            94          89      -5.3%         254         259        2.0%
    Selling, general, and administrative expenses           168         173       3.0%         522         496       -5.0%
    Depreciation and amortization                             5           7      40.0%          19          21       10.5%
                                                            ---         ---                    ---         ---
         Total segment operating expenses                   267         269       0.7%         795         776       -2.4%
 Segment operating income                                   238         229      -3.8%         733         715       -2.5%
 ------------------------------------------------------------------------------------------------------------------------------
 ------------------------------------------------------------------------------------------------------------------------------
 Segment net income                                        $147       $ 141      -4.1%        $453        $438       -3.3%
 ------------------------------------------------------------------------------------------------------------------------------
 ------------------------------------------------------------------------------------------------------------------------------

 Segment net income (loss) including unusual items         $147        $141      -4.1%      $  (52)      $ 438          *
 Capital expenditures                                      $  9        $  8     -11.1%      $   21       $  22        4.8%
 ------------------------------------------------------------------------------------------------------------------------------
* Not meaningful


Segment operating revenues

Segment operating revenues decreased $7 from the third quarter of 2003 to the third quarter of 2004, and decreased $37 on a year-to-date basis. The decreases include a reduction in print revenues, partially offset by an increase in electronic media revenues. Sales agency commission revenues declined $3 from the third quarter of 2003 to the third quarter of 2004, and declined $4 on a year-to-date basis.

The print revenue decline between periods was primarily driven by the amortization of revenues from directories issued in the latter half of 2003. The decline in revenues from 2003 directories was attributable to the lingering effects of weak economic conditions in 2003 that affected the directory advertising environment, and the continued impact of online and offline media competition. These factors also caused revenues from directories issued in the first half of 2004 to be flat when compared to their 2003 issues. Revenues from directories issued in the third quarter, however, achieved positive growth as a result of improving economic conditions and responses to competitive initiatives. Based on recent directory sales volumes, revenues from directories to be issued in the fourth quarter of 2004 are also expected to show positive growth over their previous issues.

The $3 decline in third quarter sales agency commission revenues was primarily the result of a reduction in contracted rates with several existing customers. The $4 year-to-date decline was driven by the discontinuance of a line of business as well as the reduction in contracted rates, partially offset by growth in core sales.

Segment operating expenses

Cost of services and products decreased $5 from the third quarter of 2003 to the third quarter of 2004 and increased $5 on a year-to-date basis. The quarter-over-quarter decrease was attributable to costs related to dedicated customer phone lines which provide call tracking for customers, partially offset by the impact of increased distribution volumes. The increase for the year-to-date period primarily reflects the impact of increased distribution volumes.

Selling, general, and administrative expenses increased $5 quarter-over-quarter and decreased $26 year-over-year. The quarter-over-quarter change reflected increased costs for performance compensation, higher advertising and promotional expense related to competitive measures and expenses for new sales channels. These increases were partially offset by declines in uncollectible expense and reductions in general and administrative costs. The year to-date decline of $26 primarily reflects a $33 decrease in uncollectible expense, the result of improved collection performance between periods. Variable costs associated with selling also decreased year-to-date as the result of the reduction in revenues. Partially offsetting these decreases was increased spending for advertising in response to a more competitive environment.

Depreciation and amortization expense increased $2 for both the quarter- and year-to-date periods, reflecting an increase in capitalized software.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's net income consisted of the following: in year-to-date 2003, unusual items of $(505) included the cumulative effect of change in accounting principle and severance and pension costs.


--------------------------------------------------------------------------------
Liquidity and Financial Condition
--------------------------------------------------------------------------------

Net cash provided by (used for):
                               For the Nine Months
                               Ended September 30,
                                  2003           2004         Change
   -------------------------- -----------   -----------   --------------------
   Continuing Operations
        Operating activities   $  6,555       $  5,488    $ (1,067)    -16.3%
        Investing activities   $   (442)      $ (1,963)     (1,521)        *
        Financing activities   $ (3,735)      $  1,220       4,955         *
   Discontinued Operations     $    165       $   (101)       (266)        *
   -------------------------- -----------   -----------   --------------------
      *Not meaningful.

CONTINUING OPERATIONS

Net cash provided by operating activities

Cash generated by operations decreased $1,067 during the first nine months of 2004 compared to the prior year due primarily to a $564 increase in income tax payments in 2004, a previously accrued payment of approximately $81 to MCI WorldCom related to its bankruptcy settlement, and lower operating margins before depreciation and amortization in the Communications group. Operating income excluding depreciation and amortization in the Communications group decreased $218 in the nine months of 2004 compared to the same period in 2003.

Net cash used for investing activities

Capital expenditures

Capital expenditures consist primarily of (a) gross additions to property, plant and equipment having an estimated service life of one year or more, plus incidental costs of preparing the asset for its intended use, and (b) gross additions to capitalized software. Our capital expenditures of $2,134 during the first nine months of 2004 and $1,978 during the first nine months of 2003 were incurred to support our wireline network, to promote the introduction of new products and services and to increase operating efficiency and productivity. The increase in capital expenditures compared to the prior period relates primarily to the timing of capital projects and related expenditures as we expect total spending in 2004 to be comparable to 2003.

Other investing activities

During the first nine months of 2004, we received $525 for the sale of our investment in Sonofon and $109 for the repayment of our shareholder loan and accrued interest, reduced by a settlement of $17 associated with currency swap contracts. In addition, activity related to purchases and sales of debt and equity securities resulted in a net cash outlay of $463.

During the first nine months of 2003, we received $1,450 in net proceeds resulting from an early repayment by KPN of the entire outstanding balance of the loan we had extended to them and the settlement of related currency swaps. In addition, we sold our entire interest in two real estate partnerships for net proceeds of $26. In conjunction with the sale, we received proceeds of $97 for the repayment of loans we had extended to the partnerships. We also purchased and sold equity securities for a net expenditure of $26.

Net cash used for financing activities

During the first nine months of 2004, we utilized cash from operations to reduce short-term borrowings by $266. We also issued $3,700 of new long-term debt. A portion of the proceeds was used to refinance $200 in maturing debt during the second quarter and $517 of callable debt in the third quarter. The remaining proceeds were pre-funding related to financing our share of the purchase price of Cingular's acquisition of AT&T Wireless. In addition, we paid dividends of 77 cents per share totaling $1,407 and purchased 3.9 million shares of our common stock for an aggregate of $99.

During the first nine months of 2003 we reduced short-term borrowings by $423 and long-term borrowings by $1,836. In addition, we paid dividends of 64 cents per share totaling $1,183 and purchased 14.8 million shares of our common stock for an aggregate cost of $322.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

DISCONTINUED OPERATIONS

During the first nine months of 2004, cash and cash equivalents decreased $101 primarily due to $177 in expenditures related to the purchase of interests and other rights of minority partners in Argentina, Colombia and Ecuador. In addition, capital expenditures were $183, distributions to minority partners were $80, and debt repayments were $48. These cash outflows were partially offset by operating cash flow of $407.

During the first nine months of 2003, cash and cash equivalents increased $165 primarily due to operating cash flow of $340, proceeds of $35 from the sale of our Colombian debt securities and $20 related to the sale of an equity investment in Brazil. Partially offsetting these cash inflows were capital expenditures of $146, investments in equity securities of $34, and debt repayments of $44.

ANTICIPATED SOURCES AND USES OF FUNDS

Cash flows from operations are our primary source of cash for funding existing operations, capital expenditures, debt interest and principal payments, and dividend payments to shareholders. Should the need arise, however, we believe we are well positioned to raise capital in the public debt markets. At September 30, 2004, our consolidated cash balance was $9,200, which included approximately $1,065 held by consolidated entities in our discontinued Latin American operations. At September 30, 2004, our long-term debt rating was A1 from Moody's Investor Service and A from Standard and Poor's. Our short-term debt rating at September 30, 2004 was P-1 from Moody's and A-1 from Standard and Poor's. On October 26, 2004, Moody's reduced our long-term debt rating from A1 to A2. Moody's indicated the rating was reduced because of the loss of financial flexibility due to the significantly increased debt levels associated with Cingular's acquisition of AT&T Wireless, increasing competition that continues to erode profitability and the ability to generate free cash flow, and increasing capital expenditures associated with network upgrades which will negatively impact our ability to reduce debt over the near term. Moody's outlook on both our short and long-term ratings remains negative. The reasons cited were our expanded competitive challenges in the wireline business which could erode our ability to reduce debt levels as planned and the possibility of lower earnings and cash flow at Cingular if the AT&T Wireless integration is more expensive and time consuming than anticipated. Standard and Poor's also has a negative outlook on our long-term debt rating. The reasons given are increasing competition in our wireline business from the cable television companies which could drive down pricing and squeeze operating margins, and near term pressures from the integration of AT&T Wireless.

Our authorized commercial paper program as of September 30, 2004 was $10.5 billion, with $1.2 billion outstanding. On October 4, 2004, we entered into a Credit Agreement (the "Agreement") that provides for commitments in the aggregate principal amount of $9 billion and matures on October 3, 2005. The agreement acts as a backup facility for our commercial paper program. Except as described in this paragraph, the Agreement contains no financial covenants or requirements for compensating balances. Further, the Agreement does not contain any provisions that are tied to the ratings assigned to us or our affiliates. At the Company's election, any outstanding borrowings may be converted to a one-year term loan, in which case the debt of the Company and its consolidated subsidiaries is not permitted, as of the end of any fiscal quarter, to exceed 300% of consolidated earnings before interest, taxes, depreciation and amortization for the preceding four quarters. As of November 1, 2004, aggregate commitments under that line of credit had been reduced to $5.5 billion. Subsequent to the end of the third quarter, we increased our outstanding commercial paper by $7.8 billion to $9.0 billion to fund a portion of our equity contribution to Cingular for its acquisition of AT&T Wireless. Proceeds from the sale of remaining Latin American properties and cash flow from operations are expected to provide sufficient funds to reduce debt issued to fund the equity contribution to approximately $6 billion.

In addition to the Agreement discussed above, as of September 30, 2004, we have a syndicated line of credit in the amount of $1.5 billion. We believe that we have ready access to the commercial paper market in the event funding in excess of our operating cash flows is needed. We also have a registration statement on file with the SEC under which $5.5 billion of long-term debt securities could be issued. Our sources of funds - primarily from operations and, to the extent necessary, from readily available external financing arrangements - are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the operating needs of our business for at least the next twelve months.

The Communications group and Advertising & Publishing group generate substantially all of our consolidated cash provided by operating activities. These segments generate sufficient cash flow to fund operating, investing and financing needs and dividend excess cash to BellSouth for corporate uses. The Domestic Wireless segment, which consists entirely of our equity investment in Cingular, typically has not relied on BellSouth for funding its operations and capital program but has relied upon the debt capital markets. Effective August 1, 2004, we and SBC have agreed to finance Cingular's capital and operating cash requirements to the extent Cingular requires funding above the level provided by operations. Cingular's Board of Directors also approved the termination of its bank credit facilities and its intention to cease issuing commercial paper and long-term debt.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Acquisition and Disposition Activity

Cingular Acquisition of AT&T Wireless

On October 26, 2004, Cingular completed its previously announced acquisition of AT&T Wireless. Cingular's cash purchase price for AT&T Wireless shares totaled approximately $41 billion dollars. That amount was funded by equity contributions from Cingular's two owners in proportion to their equity ownership of Cingular - 60% for SBC and 40% for BellSouth - with the remainder provided from cash on hand at AT&T Wireless. BellSouth's portion of the funding, which will be reflected as an increase in our investment in Cingular, was approximately $14.4 billion. We funded the equity infusion through cash on hand, including proceeds from the Latin America closings, the issuance of $3 billion in long-term debt in September, and the issuance of commercial paper.

Sale of Latin American Operations

On March 5, 2004, we signed an agreement with Telefonica Moviles, the wireless affiliate of Telefonica, S.A., to sell all our interests in our Latin American operations. During October, we closed on the sale of 8 of the 10 properties including Venezuela, Colombia, Ecuador, Peru, Guatemala, Nicaragua, Uruguay and Panama. We received total proceeds of $3.7 billion and will recognize an after-tax gain of approximately $920 in the fourth quarter of 2004. The transfer of BellSouth's interest in the operations in the remaining two Latin American countries (Argentina and Chile) is subject to obtaining all requisite governmental approvals. We are working diligently to obtain those approvals, and we expect to obtain them either in the fourth quarter of 2004 or first quarter of 2005.

Venezuelan Arbitration and Settlement

As discussed in Note C of the financial statements, in October 2004 we reached an agreement in principle with the other major shareholder of Telcel, our Venezuelan operation, where we would purchase its 21.8% interest in Telcel and settle all outstanding claims for an aggregate payment of $617. While the agreement is subject to the negotiation and execution of definitive agreements, closing is expected to be completed in the fourth quarter of 2004. Upon closing, BellSouth will transfer this 21.8% interest in Telcel to Telefonica for approximately $300.

Other Debt Instruments

As of September 30, 2004, CRM, our subsidiary in Argentina, entered into an agreement with creditors holding approximately 78% of $525 of CRM's outstanding debt. This debt is currently in default. The participating creditors have agreed to customary provisions to forebear from enforcing their rights under the debt agreements until June 30, 2005. If the sale of CRM to Telefonica closes, BellSouth has agreed to cause the participating creditors to receive the par value of their debt plus accrued interest less an aggregate discount of $5. If the sale does not close, the participating creditors will have all their rights to proceed against CRM under the credit documents with respect to CRM's defaults.

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

One of our objectives for managing interest rate risk is to balance our portfolio between fixed and variable rate debt. In order to do so, we enter into interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. Consistent with this strategy, during the third quarter of 2004, we entered into additional interest rate swaps, bringing the total notional value of our fair value hedges to $1,400. We did not enter into any additional cash flow hedges.

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

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)



 Contractual Obligations        December 31,       September 30,      Change
                                    2003               2004
 ----------------------------------------------------------------------------
 ----------------------------------------------------------------------------

 Debt maturing within 1 year       $1,637             $1,220         $ (417)
 Long-term debt                    13,742             15,308          1,566
                                   ------             ------          -----
                                  $15,379            $16,528         $1,149

The changes in debt maturing within 1 year and long-term debt above include the sale of $3,000 of five- and ten-year debt securities, the proceeds of which were used to fund a portion of our share of the financing for Cingular's acquisition of AT&T Wireless. Partially offsetting this increase was the reclassification of $1,513 of debt related to our Latin America operations to the liabilities of discontinued operations line item in our consolidated balance sheet. We also had net payments of $322 of commercial paper and maturing debt during the nine months ended September 30, 2004. In addition, classification between short-term and long-term debt were impacted by the sale of additional debt during 2004 to refinance higher rate debt and maturing debt.

Subsequent to the third quarter 2004, we increased our outstanding commercial paper by $7.8 billion to $9 billion to fund a portion of our equity contribution to Cingular for its acquisition of AT&T Wireless.

Indemnities

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

Colombian Put-Call

Until the recent acquisition by Telefonica , we were the majority shareholder in BellSouth Colombia, a wireless operator in Colombia. We had previously agreed with our partner to a put and call agreement whereby we could acquire, or could be compelled by our partner to acquire, additional shares of the Colombian operation held by our partner for a price equal to the appraised fair value. Under the remaining put/call option, the residual balance of our partner's shares could be called by us or put to us beginning in 2006 until 2009. In connection with the acquisition by Telefonica, the shareholders agreement was assigned to Telefonica and all of our obligations under the shareholders agreement ceased.

--------------------------------------------------------------------------------
Operating Environment
--------------------------------------------------------------------------------

Domestic Economic Trends

Real gross domestic product (GDP) grew at an average annual rate of 4.5% in the first quarter of 2004 and 3.3% in the second quarter, grew at an annual rate of 3.7% in the third quarter. Personal consumption growth, which was strong in the first quarter, slowed in the second. Business fixed investment spending accelerated in the second quarter. Real GDP growth was reduced by an increase in imports in the second quarter. Employment growth has been slow to develop, and the nation's unemployment rate in the third quarter remained at a relatively high 5.4%. The nation's economic expansion is expected to proceed at a moderately strong pace through the fourth quarter and at a more modest pace in 2005.

On average, the economy of the nine-state region tends to closely track the US economy. The region's real personal income grew at an annual rate of 4.6% during the second quarter. Residential construction activity has been very strong in the region as in the nation. Housing starts are on pace to reach 580 thousand in 2004, exceeding 2003's level of 533 thousand. Employment in the region in the third quarter was 1.2% higher than in the same period a year ago. The disruption to economic activity that was caused by four hurricanes that hit the region in the third quarter was concentrated in, although not confined to, Florida's economy, which is the largest in the region. The state's economic aggregates are expected to improve in the fourth quarter and in 2005 as rebuilding occurs.

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

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

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

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

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

While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

    o a change in economic conditions in domestic or international markets where we operate or have material investments that could affect demand for our services;

    o the impact and the success of the wireless joint venture with SBC Communications, known as Cingular Wireless, including marketing and product development efforts, technological change and financial capacity;

    o Cingular Wireless' failure to realize, in the amounts and within the timeframe contemplated, the capital and expense synergies and other financial benefits expected from its acquisition of AT&T Wireless as a result of technical, logistical, regulatory and other factors;

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

    o the issuance by the Financial Accounting Standards Board or other accounting bodies of new accounting standards or changes to existing standards;

    o changes in available technology that increase the impacts of technology substitution;

    o consolidation in the wireline and wireless industries in which we operate;

    o higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;

    o   the outcome of pending litigation;

    o unanticipated higher capital spending from, or delays in, the deployment of new technologies;

    o any inability to obtain regulatory approval, or satisfy other closing conditions, with respect to the pending sale of our remaining interests in Latin America to Telefonica Moviles, S.A., which would result in our retaining an interest in such operations; and

    o continued deterioration in foreign currencies relative to the US Dollar in foreign countries in which we operate, particularly in Latin America.

PART II -- OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of our equity securities during July, August and September 2004.

Issuer Purchases of Equity Securities
                                               Total Number of   Approximate
                                               Shares Purchased  Dollar Value
                     Total Number  Average     as Part of a      that May Yet Be
                       of Shares   Price Paid  Publicly          Purchased Under
    Period          Purchased (1)  per Share   Announced Plan    the Plan (2)
    ------           ------------  ----------  ----------------  ---------------
July 1-31, 2004                --          --                --               --
August 1-31, 2004           7,325       26.85                --               --
September 1-30, 2004           --          --                --               --
-------------------- ------------  ----------  ----------------  ---------------
Total                       7,325       26.85                --               --
(1) Represents shares purchased from employees to pay taxes related to the vesting of restricted shares, at an average of $26.85. Excludes shares purchased from employees to pay taxes related to the exercise of stock options.
(2) Our publicly announced stock repurchase program expired pursuant to its terms on December 31, 2003.

Item   6. Exhibits



     Exhibit
      Number
-------------------
        2a-1 Amendment No. 1 to Stock Purchase Agreement, dated as of July 8, 2004, by and among Telefonica Moviles, S.A. and the entities listed on the signature parties thereto.

        2a-2 Amendment No. 2 to Stock Purchase Agreement, dated as of October 4, 2004, by and among Telefonica Moviles, S.A. and the entities listed on the signature parties thereto.

        2a-3 Amendment No. 3 to Stock Purchase Agreement, dated as of October 14, 2004, by and among Telefonica Moviles, S.A. and the entities listed on the signature parties thereto.

        2a-4 Amendment No. 4 to Stock Purchase Agreement, dated as of October 27, 2004, by and among Telefonica Moviles, S.A. and the entities listed on the signature parties thereto.

          4a No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such instrument to the SEC upon request.

       10-yy Transition Agreement dated August 11, 2004 between BellSouth Corporation and Charles R. Morgan.

       10-zz Agreement dated as of October 18, 2000 by and between BellSouth Corporation and Richard A. Anderson.

      10-aaa Form of BellSouth Corporation Stock Plan Restricted Shares Award Agreement (used in connection with Restricted Share grants to executive officers in 2000).

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



                                                       BELLSOUTH CORPORATION

                                                   By /s/ W. Patrick Shannon
                                                      ----------------------
                                                          W. PATRICK SHANNON
                                                    Vice President - Finance
                                              (Principal Accounting Officer)

November 2, 2004

                                  EXHIBIT INDEX

     Exhibit
     Number

     2a-1 Amendment No. 1 to Stock Purchase Agreement, dated as of July 8, 2004, by and among Telefonica Moviles, S.A. and the entities listed on the signature parties thereto.

     2a-2 Amendment No. 2 to Stock Purchase Agreement, dated as of October 4, 2004, by and among Telefonica Moviles, S.A. and the entities listed on the signature parties thereto.

     2a-3 Amendment No. 3 to Stock Purchase Agreement, dated as of October 14, 2004, by and among Telefonica Moviles, S.A. and the entities listed on the signature parties thereto.

     2a-4 Amendment No. 4 to Stock Purchase Agreement, dated as of October 27, 2004, by and among Telefonica Moviles, S.A. and the entities listed on the signature parties thereto.


     4a No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such instrument to the SEC upon request.

     10yy Transition Agreement dated August 11, 2004 between BellSouth Corporation and Charles R. Morgan.

     10zz Agreement dated as of October 18, 2000 by and between BellSouth Corporation and Richard A. Anderson.

     10aaa Form of BellSouth Corporation Stock Plan Restricted Shares Award Agreement (used in connection with Restricted Share grants to executive officers in 2000).

     11           Computation of Earnings Per Common Share.

     12           Computation of Ratio of Earnings to Fixed Charges.

     31a          Section 302 certification of F. Duane Ackerman.

     31b          Section 302 certification of Ronald M. Dykes.

     32 Statement Required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.