Form 10-K
period 2004-12-31
BELLSOUTH CORP
filed 2005-03-08
CIK 732713

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

✓	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ✓    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes         No ✓

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ✓  No

At January 31, 2005, 1,831,554,092 shares of Common Stock and Preferred Stock Purchase Rights were outstanding.

At June 30, 2004, the aggregate market value of the voting and non-voting stock held by nonaffiliates was $48,748,103,573.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement dated March 11, 2005, issued in connection with the 2005 annual meeting of shareholders (Part III).

PART I
Cautionary Language Concerning Forward-Looking Statements
Business
Communications Group
Domestic Wireless
Advertising & Publishing Group
Latin American Group
Intellectual Property
Research and Development
Employees
Properties
Legal Proceedings
Submission of Matters to a Vote of Shareholders
Additional Information – Description of BellSouth Stock
Executive Officers
Website Access
PART II
Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
SELECTED FINANCIAL AND OPERATING DATA
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED BELLSOUTH CORPORATION
Consolidated Results of Operations
Results by Segment
COMMUNICATIONS GROUP
Domestic Wireless
Advertising & Publishing Group
Liquidity and Financial Condition
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Operating Environment
Critical Accounting Policies
Cautionary Language Concerning Forward-Looking Statements
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
PART IV
SIGNATURES
EX-10.K1 AMENDMENT TO SUPPLEMENTAL RETIREMENT PLAN
EX-10.L BELLSOUTH EXECUTIVE FINANCIAL SERVICES PLAN
EX-10.M BELLSOUTH SPLIT-DOLLAR LIFE INSURANCE PLAN
EX-10.0 BELLSOUTH OFFICER PERSONAL VEHICLE PLAN
EX-10.P BELLSOUTH SUPPLEMENTAL LIFE INSURANCE PLAN
EX-10.Q BELLSOUTH OFFICER COMPENSATION DEFERRAL PLAN
EX-10.R BELLSOUTH EXECUTIVE STOCK OWNERSHIP PROGRAM
EX-10.T 2005 NAMED EXECUTIVE OFFICER COMPENSATION TERM SHEET
EX-10.W1 FIRST AMENDMENT TO DIRECTOR'S COMPENSATION DEFERRAL PLAN
EX-10.Y16 AMENDMENT DATED DECEMBER 22, 2004 T0 THE BELLSOUTH PERSONAL RETIREMENT ACCOUNT PENSION PLAN
EX-10.HH5 FIRST AMENDMENT DATED DECEMBER 22, 2004 TO THE BELLSOUTH RETIREMENT SAVINGS PLAN
EX-11 COMPUTATION OF EARNINGS PER SHARE
EX-12 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-21 SUBSIDIARIES OF BELLSOUTH
EX-23.A CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-23.B CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-23.C CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-24 POWER OF ATTORNEY
EX-31.A SECTION 302 CERTIFICATION OF F. DUANE ACKERMAN
EX-31.B SECTION 302 CERTIFICATION OF RONALD M. DYKES
EX-32 SECTION 906 CERTIFICATION OF THE CEO
EX-99.A CONSOLIDATED FINANCIAL STATEMENTS OF CINGULAR WIRELESS

ATTACHMENT

Name of Each Exchange
Title of Each Class	On Which Registered

Common Stock (par value $1 per share) and
Preferred Stock Purchase Rights	New York Stock Exchange
Debt Securities(a):	New York Stock Exchange
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
Thirty Year 6 3/8% Debentures, due June 1, 2028

(a) As of filing date.

(b) Subsequently merged with and into BellSouth Corporation.

BELLSOUTH 2004      1

*	All or a portion of the referenced sections have been included in BellSouth Corporation’s definitive proxy statement dated March 11, 2005 and incorporated herein by reference.

2      BELLSOUTH 2004

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
    While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

•	a change in economic conditions in the markets where we operate or have material investments which could affect demand for our services;
•	the impact and the success of Cingular Wireless, our wireless joint venture with SBC Communications, Inc. (SBC), including marketing and product development efforts, technological changes and financial capacity;
•	Cingular Wireless’ failure to realize, in the amounts and within the timeframe contemplated, the capital and expense synergies and other financial benefits expected from its acquisition of AT&T Wireless as a result of technical, logistical, regulatory and other factors;
•	changes in laws or regulations, or in their interpretations, which could result in the loss, or reduction in value, of our licenses, concessions or markets, or in an increase in competition, compliance costs or capital expenditures;
•	continued pressures on the telecommunications industry from a financial, competitive and regulatory perspective;
•	the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;
•	changes in the federal and state regulations governing the terms on which we offer retail and wholesale services;
•	continued successful penetration of the interLATA long distance market;
•	the impact on our business of consolidation in the wireline and wireless industries in which we operate;
•	the issuance by the Financial Accounting Standards Board or other accounting bodies of new accounting standards or changes to existing standards;
•	changes in available technology that increase the likelihood of our customers choosing alternate technology to the products offered by BellSouth (technology substitution);
•	higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;
•	the outcome of pending litigation; and
•	unanticipated higher capital spending from, or delays in, the deployment of new technologies.

Business

OVERVIEW

In this document, BellSouth Corporation and its subsidiaries are referred to as “we” or “BellSouth.”

    We are a Fortune 100 company with annual revenues of over $20 billion. Our core business is wireline communications and our largest customer segment is the retail consumer. We have interests in wireless communications through our ownership of approximately 40% of Cingular Wireless (Cingular), the nation’s largest wireless company based on number of customers. We also operate one of the largest directory advertising businesses in the United States. We have assets of approximately $60 billion and employ almost 63,000 individuals. Our principal executive offices are located at 1155 Peachtree Street, N.E., Atlanta, Georgia 30309-3610 (telephone number 404-249-2000). We were incorporated and became a publicly traded company in December 1983 as a result of the breakup of the Bell System. We are incorporated under the laws of the State of Georgia.
    During 2004, we realigned our assets towards domestic wireless and increased investment in broadband to better position the company for the future. Specifically, our wireless joint venture, Cingular Wireless, purchased AT&T Wireless in October 2004, causing Cingular to become the largest wireless company in the United States and increasing the percentage of our revenue from wireless operations on a pro forma basis to approximately 40%. To further this realignment in strategy, we sold our Latin American operations to Telefónica Móviles in transactions that closed in late 2004 and early 2005.
    We have three operating segments that are the focus of our business:

•	Communications Group;
•	Domestic Wireless; and
•	Advertising & Publishing Group.

See Note P to our consolidated financial statements for financial data on each of our segments.

BELLSOUTH 2004      3

Communications Group

OVERVIEW

We are the leading communications service provider in the southeastern United States (US), serving substantial portions of the population within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications, Inc. (BST), our wholly-owned subsidiary, provides wireline communications services, including local exchange, network access, intraLATA long distance services and Internet services. BellSouth Long Distance, Inc. (BSLD), our long distance subsidiary, provides long distance services to residential and small business customers in our nine southeastern states, long distance services to enterprise customers with locations throughout the country, and wholesale long distance primarily to wireless communications providers, smaller wireline telecommunications providers and unaffiliated long distance providers. Communications Group operations generated 90% of our total operating revenues in 2004, 2003 and 2002.

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

Consumer. This unit serves the largest segment of the market within our region, the residential customer. While traditional local and long distance telephone service remains the core of this market, customer demands are rapidly broadening to include an expanded range of services, from convenience features such as caller ID, call forwarding and voice mail, to dial-up access to the Internet, high-speed DSL and video services. During 2004, the Consumer unit represented 43% of Communications Group revenues.

Small Business. This unit focuses on providing, in addition to traditional local and long distance voice services, advanced voice, data, Internet and networking solutions to small and medium-sized businesses. It offers a full selection of standard and customized communications services to this market. During 2004, the Small Business unit represented 12% of Communications Group revenues.

Large Business. This unit, known as BellSouth Business, provides a wide range of standard and highly specialized services and products to large and complex business customers. In addition to traditional local and long distance voice services, product and service offerings to these customers include Internet access, private networks, high-speed data equipment and transmission, conferencing and industry-specific communications arrangements for industries such as banking, healthcare and manufacturing. During 2004, the Large Business unit represented 17% of Communications Group revenues.

Interconnection Services. This unit provides interconnection to our network and other related wholesale services to telecommunications carriers for use in providing services to their customers. Interconnection refers to the link between our telecommunications network and the telecommunications network of other service providers. In addition to interconnection services, we provide services such as voice and data transport services. During 2004, the Interconnection Services unit represented 24% of Communications Group revenues and generated 45% of our reported data revenues. The unit provides services to both affiliated and nonaffiliated customers in five different carrier markets: wireless service providers, competitive local exchange carriers, competitive switched and special access providers, long distance carriers and information service providers.

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

BUSINESS OPERATIONS

Voice services

Voice services include basic dial-tone telephone service and switching services provided through the regular switched network. In addition, we offer various standard convenience features, such as caller ID, call waiting, call return and 3-way calling on a monthly subscription or, for some, on a per-use basis. Additional voice related revenues are derived from charges for inside wire maintenance contracts, voice messaging services, directory assistance and operator services. Voice revenues also include end-user charges and cost recoveries related to the federal universal service fund.

    We also offer our voice services on a wholesale basis to other competitive local carriers for resale to their customers. Competitors primarily utilize our local network under

4      BELLSOUTH 2004

two methods: resale and, to a greater extent, through the use of unbundled network elements (UNEs). Lines provided on a resale basis include all of the components necessary for a wholesale customer to provide complete service delivery to an end-user. UNEs represent components of our network that wholesale customers may combine with components of their own networks, or with other UNEs purchased from us, to allow complete service delivery to an end-user. In February 2005, the FCC released an order and new rules related to the UNE platform (UNE-P). Its action effectively relieves us of the obligation to accept new UNE-P orders after March 10, 2005, and provides a 12-month transition period to phase out existing UNE-P service.
    We provide network access and interconnection services by connecting the equipment and facilities of our customers with the communications networks of long distance carriers, competitive switched and special access providers, and wireless providers, including Cingular. Similarly, we provide access and interconnection services to competitive local exchange carriers so their subscribers can reach ours and vice versa. As a result of access charge reform, the revenues that we derive from these services have diminished over the past several years.
    BellSouth was historically permitted to provide long distance services only within, but not between, certain areas (referred to as LATAs) that were defined at the time of the Bell System divestiture in December 1983. Legislation was enacted in 1996 that allowed BellSouth, upon approval by the FCC, to provide interLATA services. BellSouth received that approval for all nine states in its region during 2002.
    As a consequence of the long distance approval described above, BellSouth has aggressively entered the interLATA long distance market in its nine state region. BellSouth offers a wide array of calling plans to both its residential and business customers. Many of these long distance offers have been packaged with the Company’s local, data and wireless offerings so as to present a “bundle” of services to its customers. These “bundles” allow customers to purchase services at prices lower than they would have paid if they had bought the underlying services on a stand alone basis. As of December 31, 2004, BellSouth has achieved a long distance market penetration of 47% among its residential local customers and 53% among its mass market business local customers.
    Wireline voice services provided approximately 62% of BellSouth’s total operating revenues for 2004, 2003 and 2002.

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

    We offer a wide range of data services serving the retail as well as the wholesale markets. Revenues from retail offerings such as FastAccess® (DSL), ISDN, Frame Relay, Lightgate and SmartRing accounted for 55% of total data revenues in 2004 while wholesale offerings accounted for the remaining 45%.
    DSL service is an important broadband service for BellSouth. Over 83% of the households in our region are qualified to receive DSL from BellSouth, and we ended 2004 with over 2.0 million Fast Access® DSL subscribers. BellSouth participates in the DSL market in two significant ways. First, we offer retail DSL-based high speed Internet service that we market under the name BellSouth® FastAccess® DSL. Second, we offer DSL transport products to Internet service providers and other carriers, which, in turn, provide information services, such as Internet access, to their end users.
    We have differentiated our Internet access products by providing a range of tiered speeds and associated pricing that appeal to a larger market. We currently offer three levels of service: download speeds of up to 256 kps, up to 1.5 megabits, and up to 3.0 megabits. In many instances, our network is capable of providing speeds up to 6.0 megabits and we have announced plans to upgrade our capabilities and expand our footprint in 2005. In addition, we currently have 1.0 million dial-up customers. This is an important market as it provides a pool of potential customers for our higher speed products. In 2004, BellSouth conducted a trial of a new broadband on demand service. In this trial, BellSouth provisioned a low speed DSL Internet service to trial participants. These customers, when visiting certain designated websites, would experience faster speeds, or they could boost or “turbo” the speed of their service with the click of a button for an additional charge.
    Through a resale arrangement with Qwest Communications Corporation, we are able to offer data services to meet the needs of sophisticated business purchasers of long distance services. These complex services are offered to enterprise business customers not just in our nine state region, but throughout the United States. We intend to pursue additional relationships as we look to expand our enterprise business.
    In 2004, BellSouth began offering a variety of new network based VoIP services that may be accessed by customers over BellSouth’s existing broadband service facilities. More specifically, BellSouth currently offers:

•	a suite of VoIP network based IP products, including Centrex IP service for Large Business customers, Internet Protocol Telephone Gateway (IPTG) service and VoIP Conversion service for Interconnection Service customers;
•	a VoIP service specifically designed for Large Business customers and known as BellSouth Converged Solutions; and
•	a number of PBX equipment-based IP voice and data services.

BELLSOUTH 2004      5

We expect to develop and introduce additional VoIP services to all of our customer market segments as this new technology continues to evolve in the marketplace.
    Broadband and data services generated approximately 22% of BellSouth’s total operating revenues for 2004 and 21% for 2003 and 2002.

Video

In August 2004, we began acting as a selling agent for DirecTV. Although this relationship has little impact on our revenues, it enables us to offer a bundle of wireline and wireless voice along with data and video. As technology evolves, we are continuing to look at future options for providing video services. For example, in 2005 we commenced a trial of Microsoft’s IP-TV technology that, if commercially deployed, would enable BellSouth to deliver an integrated suite of new voice, data and interactive video capabilities and services to our customers over an upgraded DSL-based broadband transmission platform.

Other Communications Group revenues

Other Communications Group revenues are comprised primarily of charges for billing and collection services for long distance carriers, enhanced white pages listings, customer late payment fees, customer premises equipment sales and maintenance services. Other revenue also includes charges for permitting our competitors to set up their equipment in our facilities (referred to as collocation). Historically, revenues from local payphone services were included in this category. By the end of 2003, we had ceased offering local payphone services. BellSouth also provides wholesale long distance services, primarily to wireless communications providers and smaller wireline telecommunications providers, as well as to unaffiliated long distance providers. Other Communications Group services provided approximately 7% of BellSouth’s total operating revenues for 2004 and 2003 and 8% for 2002.

WIRELINE REGULATORY ENVIRONMENT

The FCC regulates rates and other aspects of our provision of interstate telecommunications services, including international rates and interstate access charges. State regulatory commissions have jurisdiction over our provision of intrastate telecommunications services, including local and long distance rates and network access services. Access charges are designed to compensate our wireline subsidiary for the use of its networks by other carriers. Our future operations and financial results will be substantially influenced by developments in a number of federal and state regulatory proceedings. Adverse results in these proceedings could materially affect our revenues, expenses and ability to compete effectively against other telecommunications carriers.

    Additional information relating to federal and state regulation of our wireline subsidiary is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Environment — Wireline Regulatory Environment” and is incorporated herein by reference.

COMPETITION

We face significant competition from traditional telecommunications providers. Further, we are increasingly seeing competition from wireless, cable and other providers that have not historically competed with us for telecommunications customers.

Wireless providers

We face strong competition from wireless service providers. Competition in the wireless industry has created lower price point service offerings that include larger buckets of anytime minutes that include long distance, causing many customers to choose wireless for their primary voice communications option. As wireless companies expand their offerings to include high speed data services, we expect this migration trend to continue.

Traditional telecommunication service providers

We compete for customers based principally on service offerings, price and customer service. Increasing competition has resulted in innovative packaging and services that strive to simplify the customer’s experience. Pricing pressures in the market have increased resulting in opportunities for the customer to purchase value based packages and services. Competitive pressures across the board have resulted in an increase in advertising and promotional spending. Competitors are able to resell our local services, or lease separate unbundled network elements (UNE). In addition, an increasing number of voice and data communications networks utilizing fiber optic lines have been constructed by communications providers in all major metropolitan areas throughout our wireline service territory.

    UNE prices are determined using a forward-looking cost model and the premise of a hypothetical, most efficient, lowest cost network design. Because the pricing is not based on actual cost, certain costs that exist in today’s network are not adequately addressed in the determinations. A competitors’ use of UNEs and the UNE platform results in lower revenue per access line and has a detrimental impact on our margins as we are not allowed to charge UNE competitors for the actual cost we incur to maintain and service the access lines. The impact can be increased by competitors’ offering of service bundles that target high value customers. In addition, competitors’ offerings can sometimes cause us to lose revenues from non-UNE sources, including access to our switches and calling features, inside wire maintenance, operator services and directory assistance. As a result of regulated artificially low wholesale prices and highly competitive retail pricing, our competitors have been effective in gaining market share, primarily in metropolitan areas. At December 31, 2004, we had provisioned approximately 3.0 million resale and UNE lines to competing carriers, an increase of 10% since December 31, 2003.
    Companies compete with us for long distance services by reselling long distance services obtained at bulk rates from us or from other carriers, or by providing long distance services over their own facilities.
    FCC rules require us to offer expanded interconnection for interstate special and switched network access trans-

6      BELLSOUTH 2004

port. As a result, we must permit competitive carriers to terminate their transmission lines on our facilities in our central office buildings and other locations through collocation arrangements. The effects of the rules are to increase competition for network access transport. Furthermore, long distance carriers are increasingly connecting their lines directly to their customers’ facilities, bypassing our networks and thereby avoiding network access charges entirely.
    Although our competitors vary by state and market, we believe that at December 31, 2004 our most significant local service competitors remain AT&T Corp. and MCI Inc. and our most significant long distance competitors include AT&T, MCI and Sprint Corporation. In addition, we are beginning to face significant competition from cable companies, such as Time Warner Inc. and Comcast Corporation.
    There have been a number of proposed mergers announced in recent months signaling a consolidation in the telecommunications industry. While the ultimate impact remains uncertain, we believe consolidation to fewer players could lead to more rational pricing in the marketplace and benefit the overall investment environment.

Broadband service providers

Technological developments have made it feasible for cable television networks to carry data and voice communications. We are seeing new competition as a result of the development of commercial applications using Internet Protocol technology (VoIP). This medium could attract substantial traffic because of its lower cost structure due to the fact that FCC rules do not currently impose access charges on most communications carried over this technology.

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

Domestic Wireless

OVERVIEW

Our domestic wireless business consists of a 40% interest in Cingular Wireless. Cingular is a joint venture that was formed by the combination of most of the former domestic wireless operations of BellSouth and SBC. Cingular is operated independently from both parents, currently with a six-seat Board of Directors comprised of three directors from each parent. BellSouth and SBC share control of Cingular. Cingular is a SEC registrant by virtue of its publicly traded debt securities. Accordingly, it files separate reports with the SEC.

    Cingular provides a wide array of wireless services for individual, business and governmental users. On October 26, 2004, Cingular completed its previously announced acquisition of AT&T Wireless, creating the largest wireless carrier in the United States based on number of customers. In addition, Cingular is one of the largest digital wireless network operators in the United States. At December 31, 2004:

•	Cingular reported US wireless cellular service and personal communication services (PCS) customers totaling 49.1 million;
•	Cingular had access to licenses to provide cellular or PCS wireless communications services covering an aggregate of 290 million in population (POPs), or approximately 98% of the US population, including all of the 100 largest US metropolitan areas;
•	Cingular’s primary digital networks utilize Global System for Mobile Communication (GSM) technology and Time Division Multiple Access (TDMA) technology;
•	65% of Cingular’s subscriber base was GSM equipped and 79% of its total minutes were carried on its GSM network; and
•	Cingular had over 17 million active users of its data services.

    Cingular supplements its own networks with roaming agreements that allow its subscribers to use other providers’ wireless services in regions where Cingular does not have network coverage. Cingular refers to the area covered by its network footprint and roaming agreements as its coverage area. With these roaming agreements, as of December 31, 2004, Cingular was able to offer its customers digital wireless services covering 95% of the US population.

    Cingular also offers multi-band devices that allow its customers to access networks using both the cellular and PCS frequencies across the US as well as international networks around the world. Cingular provides its customers equipped with multi-band devices the largest global coverage of any US wireless carrier, with service available in over 170 countries. Cingular plans to continue to expand its service and coverage area and increase the capacity and quality of its digital network through new network construction, acquisitions, joint ventures, and roaming arrangements with other wireless providers. Cingular also offers wholesale services to resellers, who purchase wireless services from Cingular for resale to their customers.
    In October 2004, Cingular sold Cingular Interactive, L.P., a data messaging business utilizing the proprietary “Mobitex” packet switched network. Cingular retained Cingular Interactive’s direct e-mail customers, as well as several other major accounts. Cingular will continue Cingular Interactive’s involvement in this data business as a reseller.
    In 2001, Cingular and T-Mobile USA exchanged FCC licenses, and subsequently formed a joint venture, to share infrastructure covering the metropolitan New York market, most of California and parts of Nevada. In May 2004, Cingular and T-Mobile entered into an agreement to dissolve the joint venture, distribute the related network assets, sell to T-Mobile certain assets and spectrum and exchange certain spectrum, since Cingular determined that the AT&T Wireless acquisition would provide spectrum and network infrastructure in areas missing from Cingular’s

BELLSOUTH 2004      7

original footprint. The first phase of these transactions closed in January 2005.
    Pursuant to the dissolution agreement, in January 2005 Cingular sold its ownership of the California/Nevada network assets to T-Mobile for $2.3 billion in cash, net of cash payments required by the dissolution. The ownership of the New York network assets returned to T-Mobile. Cingular retained the right to utilize the California/Nevada and New York networks during a four-year transition period and has guaranteed to purchase a minimum number of minutes over this term with a minimum purchase of $1.2 billion. Cingular and T-Mobile retained all of their respective customers in each market.

BUSINESS STRATEGY

Cingular intends to be the pre-eminent wireless communications company in the US. Its business strategies to achieve that goal are to:

•	build the best network by integrating the Cingular and AT&T Wireless networks, accelerating the build out of the network to improve coverage in suburban and neighborhood areas and strengthen the in-building penetration in urban areas, deploying its 3rd generation cellular/PCS system in major markets across the country and working with its rural roaming partners to improve and expand coverage outside of its footprint and assist them in providing consistent products and services to its customers that roam across their networks;
•	deliver exceptional customer service through the implementation of policies and procedures at every point of contact with its customers to improve the customer experience;
•	rationalize its direct and indirect distribution channels and expand sales locations opportunistically to create an unmatched distribution network;
•	continue to offer compelling products and services, including devices, features and pricing plans, that differentiate Cingular from its competitors; and
•	efficiently integrate AT&T Wireless’ business and operations.

OPERATIONS

Voice services

Cingular offers a comprehensive range of high-quality wireless voice communications services in a variety of pricing plans, including national and regional rate plans as well as prepaid service plans. Its voice offerings are tailored to meet the communications needs of targeted customer segments, including youth, family, active professionals, local and regional businesses and major national corporate accounts. The marketing and distribution plans for Cingular’s voice services are further targeted to the specific geographic and demographic characteristics of each of its markets.

POSTPAID VOICE SERVICE

Consumer postpaid voice service is generally offered on a contract basis for one or two year periods. Under the terms of these contracts, service is provided and billed on a monthly basis according to the applicable pricing plan chosen. Cingular’s wireless services include basic local wireless communications service, long distance service and roaming services, which enable customers to utilize other carriers’ networks when they are “roaming” outside Cingular’s network. Cingular also bills other carriers for providing roaming services to their customers when their customers utilize Cingular’s network. Cingular had approximately 42.9 million postpaid contract customers (excluding reseller customers) at December 31, 2004. In addition to basic wireless voice telephony services, Cingular offers many enhanced features, such as caller ID, call waiting, call forwarding, three-way calling, no answer/busy transfer and voice mail, with many of its pricing plans. In some markets, Cingular makes available additional services for a monthly fee, such as unlimited Mobile-to-Mobile calling, discounted international roaming and international long distance, expanded off peak hours, roadside assistance and handset insurance.

    Cingular’s business customers can take advantage of consumer postpaid voice plans, as well as a number of business-specific devices and features, pooled and flat rate plans. Cingular’s pooled rate plans allow enterprises to share minutes and megabytes across their employee base.

PREPAID VOICE SERVICE

Cingular offers prepaid service to meet the demands of distinct consumer segments, such as the youth market, families and small business customers, who prefer to pay in advance. As of December 31, 2004, retail prepaid users represented approximately 7% of Cingular’s total customers. Cingular believes its prepaid service offering benefits from being part of a national brand, particularly with regard to distribution. Its prepaid strategy focuses on increasing the profitability of this customer segment by offering a wider array of services and features to increase the revenue and retention of these customers. Its prepaid services offer customers many features available on its postpaid plans, including unlimited nights and weekends, long distance, caller ID, call waiting, voicemail and off-network roaming, as well as enhanced features like text messaging, downloadable graphics and ringtones, games and information alerts. At the same time, the customer retains the benefits of no credit check and enhanced ability to control spending and some of its prepaid customers have no contract or monthly billing. In addition, Cingular continues to focus on increasing the distribution of its prepaid offering to include the Internet, automated replenishment services and strategic retail partners.

    Consistent with the industry, Cingular experiences higher customer churn rates and lower revenue per customer with prepaid customers than its postpaid customers; however, these impacts are somewhat offset by the lower cost of acquiring new prepaid customers, including lower handset subsidies, higher revenue per minute earned and the absence of significant payment defaults.

8      BELLSOUTH 2004

Data services

Cingular currently offers a wide array of consumer data services such as wireless Internet browsing, wireless e-mail, text messaging, instant messaging, multi-media messaging and downloadable content and applications. Cingular continues to focus on improving the customer experience through the deployment of advanced data capable devices, through constantly enhancing the user interface on these devices, and by making the provisioning of data services on these devices as seamless as possible. With the acquisition of AT&T Wireless, we believe that Cingular is the largest provider of wireless data in the US wireless industry based on annual data revenues for 2004.

    Cingular provides wireless access to corporate business applications for customers who have mobile field personnel. Its wireless solutions allow sales managers to access corporate e-mail when away from the office and allows technicians to solve problems and access corporate databases from the field. To deliver these services, Cingular offers a wide range of wireless data devices for business needs. Cingular supports all major operating system platforms – BlackBerry, Windows Mobile, Palm and Symbian and a wide range of devices, including data-enabled handsets, integrated personal digital assistants (PDAs) (such as, BlackBerry handhelds), personal computer data cards and special purpose devices.

Equipment sales

Cingular sells a wide variety of handsets, integrated PDAs and wireless PC card modems manufactured by various suppliers for use with its service. Cingular provides postpaid contract customers substantial equipment subsidies to initiate or upgrade service. Cingular also provides its customers and resellers with subscriber identity modules (SIMs) to use in special purpose devices that they can buy directly from equipment manufacturers. In addition, Cingular sells accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items to consumers and to agents and other third-party distributors for resale.

NETWORK

Licenses

Cingular has access to wireless licenses to provide voice and data services over cellular/PCS networks in all 100 of the largest US metropolitan areas, covering an aggregate of 290 million POPs, or approximately 98% of the US population. Cingular has also signed numerous roaming agreements to ensure its customers can receive wireless service in virtually all areas in the United States where cellular/PCS service is available. Cingular’s cellular/PCS networks are substantially complete.

Technology

In the US wireless telecommunications industry, there are two principal frequency bands currently licensed by the FCC for transmitting two-way voice and data signals. Analog and digital cellular services are provided over the 850 MHz band and digital PCS services are provided over the 1900 MHz band. PCS infrastructure is characterized by shorter transmission distances and the need for closer spacing of cells and towers than in a cellular network to accommodate the different characteristics of the PCS radio signals. However, PCS service does not differ functionally to the end-user from digital cellular service.

    Cingular uses both Global System for Mobile Communication (GSM) and Time Division Multiple Access (TDMA) technology. These are digital technologies that allow for numerous advantages over analog service, including extended battery life, improved voice quality, greater call security and lower per-minute costs. Digital service also enables enhanced features and services, such as interactive messaging, facsimile, e-mail and wireless connections to computer/data networks and the Internet. Further, GSM offers three to four times the voice capacity of TDMA digital technology and provides economies of scale due to its predominant global use. Hardware and software enhancements, referred to as General Packet Radio Service (GPRS) and Enhanced Data Rates for GSM Evolution (EDGE), allow high-speed data communications. Although Cingular offers analog and digital service in its cellular markets and digital service in its PCS markets, less than 1% of Cingular’s total usage based on minutes remains on its analog network.
    The operation and performance of today’s wireless communication networks and handsets is functionally identical across all digital technologies, and we believe that wireless customers are generally unaware of or unconcerned with the particular technology of their chosen wireless carrier. Therefore, we believe that Cingular’s chosen technology path is fully capable of supporting its business growth strategies in this competitive market. Nevertheless, to continue to advance and potentially differentiate versus the competition, Cingular is actively deploying a more advanced 3rd generation (3G) technology.
    Although many advances are still underway for enhanced capacity, performance and features in all of the deployed technologies, Cingular, through its acquisition of AT&T Wireless, operates its 3rd generation cellular/PCS system using the Universal Mobile Telecommunications System (UMTS) standard in six cities (Dallas, San Francisco, Detroit, Phoenix, Seattle and San Diego). UMTS, like GSM, is the dominant world standard that has been accepted and deployed in Europe and Asia. Cingular’s currently deployed 3rd generation UMTS systems allow user average data download speeds between 220-300 kilobits per second (kbps), providing the capability for a variety of services such as streaming audio, video, and simultaneous voice and data applications. Much like Cingular’s EDGE system, UMTS allows for packet data enabling “always on” connectivity, which is useful for receiving email when it arrives versus the need to set aside time for an email download, allowing billing based on the amount of data transferred, rather than the amount of time a given device is connected.
    In January 2005, Cingular field tested a higher speed downlink component of UMTS called “High Speed Downlink Packet Access” (HSDPA), which it intends to offer in all of its UMTS markets. Cingular’s successful field trial of the first phase of HSDPA, which provides up to 3.6 megabits per

BELLSOUTH 2004      9

second (mbps) peak speed, demonstrated that HSDPA is the fastest wide-area wireless high speed data solution available for consumer access in the US. In the next two years, HSDPA is expected to have average throughput in the 400-700 kbps range and theoretical speeds of 14 mbps. Cingular currently expects to deploy HSDPA in 15 to 20 markets in 2005, and to provide UMTS/HSDPA in substantially all of the top 100 markets by the end of 2006.

Spectrum capacity and coverage

Cingular currently owns licenses for spectrum in the 850 MHz and 1900 MHz bands. We expect that the demand for its wireless services will grow over the next several years as the demand for both traditional wireless voice services and wireless data and Internet services increases significantly. We anticipate that Cingular will need access to additional spectrum in selected densely populated markets to meet expected demand for existing services and throughout its network to provide UMTS/HSDPA. Some of this additional spectrum requirement was met by the acquisition of AT&T Wireless and the purchase of 1900 MHz spectrum from NextWave Telecom, Inc. (NextWave).

    In order to acquire access to additional spectrum, Cingular may participate in future FCC auctions and exchange spectrum with, and lease or purchase spectrum licenses from, other wireless carriers. On February 15, 2005, the FCC’s most recent auction of wireless spectrum concluded. Cingular participated in Auction 58 as a non-controlling equity interest holder in Edge Mobile, LLC (Edge). Edge was the successful bidder for, and following the filing and review of the standard applications, expects to be granted 21 licenses. Edge’s total high bids for the licenses in which Cingular will have an indirect economic interest amounted to $181, of which Cingular is obligated to fund $174. Upon and subject to grant of these licenses by the FCC, Edge will hold 20 MHz of PCS spectrum in Pittsburgh and 10 MHz in Dayton, Denver, Kansas City, Minneapolis, Norfolk, Oklahoma City, Richmond and other areas, all of which are markets where Cingular currently operates. Cingular may also obtain additional spectrum capacity through mergers and acquisitions, joint ventures and alliances.

Network integration

The acquisition of AT&T Wireless provided Cingular with significantly more cell sites covering its footprint than any other operator in the US. To ensure the additional cell sites result in improved coverage for its customers, Cingular has activated “home-on-home roaming” between the previous AT&T Wireless and Cingular systems allowing former AT&T Wireless customers to roam onto Cingular networks where they did not have AT&T Wireless coverage and similarly for Cingular customers. Cingular intends to maintain this improved coverage and to continue network construction to add a large number of new cell sites to further bolster its coverage advantage.

    Cingular also has opportunities to reduce the ongoing cost of the business in areas where the former Cingular and AT&T Wireless had comparable coverage, such as when they were both co-located on the same cell site. In these situations, Cingular intends to choose the best cell sites and de-commission the other cell sites. This process will occur during integration, when both networks are combined into one commonly controlled network. Cingular expects to have over 40% of the networks integrated by the end of 2005, and finalize its network integration by the end of 2006.

COMPETITION

There is substantial and increasing competition in all aspects of the wireless communications industry. Cingular competes for customers based principally on its reputation, network quality, customer service, price and service offerings.

    Cingular’s competitors are principally the other largest national providers of cellular, PCS and other wireless communications services – Verizon Wireless Inc., Sprint PCS, Nextel Communications Inc. and T-Mobile, which together with Cingular served over 90% of the US wireless customers. Cingular’s competitors also include regional carriers, such as U.S. Cellular and Alltel Corporation, niche carriers, such as MetroPCS and Cricket Communications Inc. and resellers. Some of the indirect retailers who sell Cingular’s services also sell its competitors’ services. Cingular ranks first among the five national carriers in terms of customers served as of December 31, 2004, and second in 2004 revenues. Verizon Wireless ranks second in terms of customers served and first in terms of revenues for 2004.
    Regulatory policies favor robust competition in wireless markets. Wireless Local Number Portability (WLNP), which was implemented by the FCC late in 2003, has also increased the level of competition in the industry. WLNP allows subscribers to switch carriers without having to change their telephone numbers.
    Consolidation, alliances and business ventures may increase competition. Consolidation and the formation of alliances and business ventures within the wireless communications industry have occurred and Cingular expects that this trend will continue. Consolidation may create larger, better-capitalized competitors with substantial financial, technical, marketing, distribution and other resources to compete with Cingular’s product and service offerings. In addition, global combinations of wireless carriers – such as the joint venture between Sprint PCS and Virgin Group Ltd., Verizon Wireless, which is a joint venture between Verizon Communications and Vodafone Group Plc, and mergers and acquisitions, such as the ownership of T-Mobile by Deutsche Telekom AG and proposed mergers of Sprint Corporation and Nextel, and Alltel and Western Wireless Corporation – may give some domestic competitors better access to international technologies, marketing expertise and strategies and diversified sources of capital. Other large, national wireless carriers have affiliations with a number of smaller, regional wireless carriers that offer wireless services under the same national brand, thereby expanding the national carrier’s perceived national scope.
    Cingular’s ability to compete successfully will depend, in part, on the quality of its network, customer service, and sales and distribution channels, as well as its marketing efforts and ability to anticipate and respond to various competitive factors affecting the industry. These factors include the introduction of new services and technologies, changes in consumer preferences, demographic trends,

10      BELLSOUTH 2004

economic conditions, pricing strategies of competitors and its ability to take advantage of its relationship with SBC and BellSouth. As a result of competition, Cingular has in the past and may in the future be required to:

•	increase its spending to retain customers;
•	restructure its service packages to include more compelling products and services;
•	further upgrade its network infrastructure and the handsets it offers; and
•	increase its advertising, promotional spending, commissions and other customer acquisition costs.

WIRELESS REGULATORY ENVIRONMENT

The FCC regulates the licensing, construction, operation, acquisition and transfer of wireless systems in the US pursuant to the Communications Act of 1934 and its associated rules, regulations and policies. Additional information relating to federal and state regulation of Cingular’s wireless operations is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Environment – Wireless Regulatory Environment”, and is incorporated herein by reference.

Advertising & Publishing Group

OVERVIEW

We are one of the leading publishers of telephone directories in the United States. Our Advertising & Publishing Group publishes more than 500 directories and distributes approximately 63 million copies to residences, businesses and government agencies in the Southeast. Revenues from this group represented approximately 10% of our total operating revenues in 2004, 2003 and 2002.

    We publish alphabetical white page directories of business and residential telephone subscribers in substantially all of our wireline telecommunications markets and sell advertising in and publish classified directories under The Real Yellow Pages® trademark in the same markets. The published advertising is made available through our own RealPages.com site and through partnerships with multiple search engines.
    We continually seek to expand our Advertising & Publishing business by increasing advertising sales in our traditional directory and electronic products. We also market to customers with unique directory and advertising needs. Examples of such expanded directory services and products include our Companion directory, a smaller, more portable version of the traditional print directory, and electronic search engine advertising.
    While print yellow pages remain a significant source of information for many customers searching for local contact information, a growing number of customers are going online for their local searches, and a growing number of advertisers are including online advertising with their print media buys. In November 2004, the directory businesses of BellSouth and SBC created an Internet yellow pages joint venture by acquiring the highly recognized YellowPages.com brand, with the goal of becoming the market leader in Internet yellow pages and local Internet search.
    We also provide telephone directory and electronic sales and publishing services for nonaffiliated telephone companies and receive a portion of the advertising revenue as a commission. During 2004, we contracted with 101 nonaffiliated telephone companies to sell advertising in over 549 classified directories in 42 states. We also act as an agent for national yellow page ad placements in 50 states on behalf of over 413 companies.

BUSINESS STRATEGY

We are committed to remaining the preferred comprehensive source linking buyers and sellers in the local, regional and national marketplace. To achieve this objective, we intend to:

•	maintain product leadership by reinvesting in our products and making strategic investments to promote our products;
•	grow revenues through new products and product enhancements, including the development and increased distribution of Internet and niche products and by expanding our existing markets through new market overlays and traditional market re-scoping;
•	attract new customers and retain our existing customer base by offering competitive pricing and incentive programs to encourage new customers and to reward current customers for their tenure; and
•	continue to improve operational efficiency.

COMPETITION

Competition in the yellow pages industry continues to intensify. Major markets are seeing multiple competitors, with many different media competing for advertising revenue. Within the print yellow pages, we compete primarily with Yellow Book USA, White Publishing, R.H. Donnelly, and Verizon. Other electronic competitors include Google, YahooLocal, SuperPages.com and other Internet search engines that have a small but growing percentage of yellow page-like searches. Competition for directory sales agency contracts for the sale of advertising in publications of nonaffiliated companies also continues to be strong. We continue to respond to the increasing competition and the dynamic media environment with investments in product enhancements, multiple delivery options, local promotions, customer value plans, increased advertising, and sales execution.

Latin American Group

On March 5, 2004, we signed an agreement with Telefónica Móviles, S.A., the wireless affiliate of Telefónica, S.A., to sell all our interests in our Latin American operations. During October 2004, we closed on the sale of 8 of the 10 properties: Venezuela, Colombia, Ecuador, Peru, Guatemala, Nicaragua, Uruguay and Panama. We closed on the sale of the remaining two properties (Argentina and Chile) in January 2005.

BELLSOUTH 2004      11

Intellectual Property

BellSouth’s intellectual property portfolio is a major component of our ability to be a leading and innovative telecommunications services provider. We diligently protect and work to build our intellectual property rights through patent, copyright, trademark and trade secret laws. We also use various licensed intellectual property to conduct our business.

    In addition to using our intellectual property in our own operations, BellSouth grants licenses to certain other companies to use our intellectual property.
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

Employees

At December 31, 2004, we employed almost 63,000 individuals. About 67% of BellSouth’s employees at December 31, 2004 were represented by the Communications Workers of America (CWA), which is affiliated with the AFL-CIO. Collective bargaining agreements with the CWA were last ratified in September 2004. These five-year contracts, which expire August 8, 2009, cover approximately 42,000 employees. The contracts include basic wage increases of 1% in year one, 2% in year two and annual increases of 2.5% in years three through five totaling 10.5% over the contract term. The contracts also provide for a 4% lump-sum payment upon ratification by the membership. In addition, the agreements provide for a standard incentive award of 2% in the first three years of the contract increasing to 3% in years four and five. Other terms of the agreements include pension band increases and pension plan cash balance improvements for active employees. We expect the agreements to continue to give us the workforce planning flexibility needed to respond to changing marketplace conditions.

Properties

Our properties do not lend themselves to description by character or location of principal units. Our investment in property, plant and equipment in our consolidated operations consisted of the following at December 31:

	2003	2004

Outside plant	40.5%	43.0%
Central office equipment	39.7	41.7
Operating and other equipment	7.9	3.6
Land and buildings	7.7	7.6
Furniture and fixtures	3.8	3.8
Plant under construction	0.4	0.3

	100%	100%

    Almost all of these properties are located in our Communications Group segment.

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

Legal Proceedings

EMPLOYMENT CLAIM

On April 29, 2002, five African-American employees filed a putative class action lawsuit, captioned Gladys Jenkins et al. v. BellSouth Corporation, against the Company in the United States District Court for the Northern District of Alabama. The complaint alleges that BellSouth discriminated against current and former African-American employees with respect to compensation and promotions in violation of Title VII of the Civil Rights Act of 1964 and 42 USC Section 1981. Plaintiffs purport to bring the claims on behalf of two classes: a class of all African-American hourly workers employed by BellSouth Telecommunications at any time since April 29, 1998, and a class of all African-American salaried workers employed by BellSouth Telecom-

12      BELLSOUTH 2004

munications at any time since April 29, 1998 in management positions at or below Job Grade 59/Level C. The plaintiffs are seeking unspecified amounts of back pay, benefits, punitive damages and attorneys’ fees and costs, as well as injunctive relief. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

SECURITIES AND ERISA CLAIMS

From August through October 2002, several individual shareholders filed substantially identical class action lawsuits against BellSouth and three of its senior officers alleging violations of the federal securities laws. The cases have been consolidated in the United States District Court for the Northern District of Georgia and are captioned In re BellSouth Securities Litigation. Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, the court has appointed a Lead Plaintiff. The Lead Plaintiff filed a Consolidated and Amended Class Action Complaint in July 2003 on behalf of two putative classes: (1) purchasers of BellSouth stock during the period November 7, 2000 through February 19, 2003 (the class period) for alleged violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and (2) participants in BellSouth’s Direct Investment Plan during the class period for alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933. Four outside directors were named as additional defendants. The Consolidated and Amended Class Action Complaint alleged that during the class period, the Company (1) overstated the unbilled receivables balance of its Advertising & Publishing subsidiary; (2) failed to properly implement SAB 101 with regard to its recognition of Advertising & Publishing revenues; (3) improperly billed competitive local exchange carriers (CLEC) to inflate revenues; (4) failed to take a reserve for refunds that ultimately came due following litigation over late payment charges; and (5) failed to properly write down goodwill of its Latin American operations. On February 8, 2005, the district court dismissed the Exchange Act claims, except for those relating to the writedown of Latin American goodwill. On that date, the district court also dismissed the Securities Act claims, except for those relating to the writedown of Latin American goodwill, the allegations relating to unbilled receivables of the Company’s Advertising & Publishing subsidiary, the implementation of SAB 101 regarding recognition of Advertising & Publishing revenues and alleged improper billing of CLECs. The plaintiffs are seeking an unspecified amount of damages, as well as attorneys’ fees and costs. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

    In February 2003, a similar complaint was filed in the Superior Court of Fulton County, Georgia on behalf of participants in BellSouth’s Direct Investment Plan alleging violations of Section 11 of the Securities Act. Defendants removed this action to federal court pursuant to the provisions of the Securities Litigation Uniform Standards Act of 1998. In July 2003, the federal court issued a ruling that the case should be remanded to Fulton County Superior Court. The Fulton County Superior Court has stayed the case pending resolution of the federal case. The plaintiffs are seeking an unspecified amount of damages, as well as attorneys’ fees and costs. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.
    In September and October 2002, three substantially identical class action lawsuits were filed in the United States District Court for the Northern District of Georgia against BellSouth, its directors, three of its senior officers, and other individuals, alleging violations of the Employee Retirement Income Security Act (ERISA). In January 2004, a fourth ERISA class action lawsuit was filed in the same court. All the cases have been consolidated and an Amended Consolidated Complaint was filed on April 2, 2004. The plaintiffs, who seek to represent a putative class of participants and beneficiaries of BellSouth’s 401(k) plans (the Plans), allege in the Consolidated Complaint that the company and the individual defendants breached their fiduciary duties in violation of ERISA, by among other things, (1) failing to provide accurate information to the Plans’ participants and beneficiaries; (2) failing to ensure that the Plans’ assets were invested properly; (3) failing to monitor the Plans’ fiduciaries; (4) failing to disregard Plan directives that the defendants knew or should have known were imprudent and (5) failing to avoid conflicts of interest by hiring independent fiduciaries to make investment decisions. The plaintiffs are seeking an unspecified amount of damages, injunctive relief, attorneys’ fees and costs. Certain underlying factual allegations regarding BellSouth’s Advertising & Publishing subsidiary and its former Latin American operation are substantially similar to the allegations in the putative securities class action captioned In re BellSouth Securities Litigation, which is described above. At this time, the likely outcome of the cases cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

ANTITRUST CLAIMS

In December 2002, a consumer class action alleging antitrust violations of Section 1 of the Sherman Antitrust Act was filed against BellSouth, Verizon, SBC and Qwest, captioned William Twombley, et al v. Bell Atlantic Corp., et al, in Federal Court in the Southern District of New York. The complaint alleged that defendants conspired to restrain competition by “agreeing not to compete with one another and otherwise allocating customers and markets to one another.” The plaintiffs are seeking an unspecified amount of treble damages and injunctive relief, as well as attorneys’ fees and expenses. In October 2003, the district court dismissed the complaint for failure to state a claim and the case is now on appeal.

    In June 2004, the U.S. Court of Appeals for the 11th Circuit affirmed the District Court’s dismissal of most of the antitrust and state law claims brought by a plaintiff CLEC in a case captioned Covad Communications Company, et al v. BellSouth Corporation, et al. The appellate court, however, permitted a price squeeze claim and certain state tort claims to proceed. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

BELLSOUTH 2004      13

ENVIRONMENTAL MATTERS

We are subject to a number of environmental matters as a result of our operations and the shared liability provisions related to the breakup of the Bell System. At December 31, 2004, our recorded liability related to these matters was approximately $10 million. We continue to believe that expenditures in connection with additional remedial actions under the current environmental protection laws or related matters will not be material to our results of operations, financial position or cash flows.

OTHER MATTERS

We are subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. BST is also subject to claims attributable to pre-divestiture events, including environmental liabilities, rates and contracts. Certain contingent liabilities for pre-divestiture events are shared with AT&T Corp. While complete assurance cannot be given as to the outcome of any legal claims, we believe that any financial impact should not be material to our results of operations, financial position or cash flows. See Note Q to our consolidated financial statements.

Submission of Matters to a Vote of Shareholders

No matter was submitted to a vote of shareholders in the fourth quarter of the fiscal year ended December 31, 2004.

Additional Information – Description of BellSouth Stock

GENERAL

Our Articles of Incorporation authorize the issuance of 8,650,000,000 shares of common stock, par value $1 per share, and 100,000,000 shares of cumulative, first preferred stock, par value $1 per share. Our Board of Directors is authorized to create from the unissued common stock one or more series, and, prior to the issuance of any shares in any particular series, to fix the voting powers, preferences, designations, rights, qualifications, limitations or restrictions of such series. The Board has not created any series of common stock. The Board is also authorized to provide for the issuance, from time to time, of the first preferred stock in series and, as to each series, to fix the number of shares in such series and the voting, dividend, redemption, liquidation, retirement and conversion provisions applicable to the shares of such series. No shares of first preferred stock are outstanding. The Board has created Series B First Preferred Stock consisting of 30 million shares for possible issuance under the BellSouth Shareholder Rights Plan. The Series A First Preferred Stock was created for a previous shareholder rights plan, which has expired. See “—Preferred Stock Purchase Rights” and “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

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

DIRECTORS

In 2004, our shareholders approved an amendment to our By-laws to eliminate the classified Board structure. As a result, each director is elected annually for a one year term. The By-laws also provide that shareholders may remove directors from office only for cause, and can amend the By-laws with respect to the number of directors or amend the board classification provisions only by the affirmative vote of the holders of at least 75% of the outstanding shares entitled to vote for the election of directors.

PRE-EMPTIVE RIGHTS; CONVERSION RIGHTS; REDEMPTION

No shareholders of any class shall be entitled to any preemptive rights to subscribe for or purchase any shares or other securities issued by BellSouth. The common stock has no conversion rights and is not subject to redemption.

14      BELLSOUTH 2004

PREFERRED STOCK PURCHASE RIGHTS

Each share of common stock outstanding includes one preferred stock purchase right (Right). Under certain circumstances, each Right will entitle the holder to purchase one one-thousandth of a share of Series B Preferred Stock, $1 par value (Common Equivalent Preferred Stock), which unit is substantially equivalent in voting and dividend rights to one whole share of the common stock, at a price of $200 per unit (the Purchase Price). The Rights are not presently exercisable and may be exercised only if a person or group (Acquiring Person) acquires 15% of the outstanding voting stock of BellSouth without the prior approval of the Board or announces a tender or exchange offer that would result in ownership of 15% or more of the common stock.

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

    The provisions discussed under the four preceding sub-headings and the ability to issue first preferred stock, such as the Series B First Preferred Stock described above, with characteristics established by the Board and without the consent of the holders of common stock and the ability to issue additional shares of common stock, may have the effect of discouraging takeover attempts and may also have the effect of maintaining the position of incumbent management. In addition, these provisions may have a significant effect on the ability of our shareholders to benefit from certain kinds of transactions that may be opposed by the incumbent Board.

BELLSOUTH 2004      15

Executive Officers

The executive officers of BellSouth Corporation are listed below:

				This
			Officer	Office
Name	Age	Office	Since	Since

F. Duane Ackerman	62	Chairman of the Board, President and Chief Executive Officer	1983	1997
Richard A. Anderson	46	Vice Chairman – Planning and Administration	1993	2005
Francis A. Dramis, Jr.	56	Chief Information, E-Commerce and Security Officer	1998	2000
Ronald M. Dykes	58	Chief Financial Officer	1988	1995
Mark L. Feidler	48	Chief Operating Officer	2004	2005
Marc Gary	52	General Counsel	2004	2004
Isaiah Harris, Jr.	52	President – BellSouth Advertising & Publishing Group	1997	2005
W. Patrick Shannon	42	Senior Vice President – Finance and Controller	1997	2005

    All of the executive officers of BellSouth, other than Mr. Feidler and Mr. Gary, have for at least the past five years held high level management or executive positions with BellSouth or its subsidiaries. Prior to joining BellSouth in January 2004, Mr. Feidler had been Chief Operating Officer of Cingular since October 2000. Prior to that, he held various senior positions with BellSouth’s domestic wireless operations. Prior to his election as General Counsel effective in October 2004, Mr. Gary was Vice President and Associate General Counsel since May 2000 and, prior to that, he was a partner at the law firm of Mayer Brown & Platt.

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

    We have adopted a written code of ethics that applies to all directors, officers and employees of BellSouth, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. The code of ethics, which we call “Our Values in Action”, is available on our corporate governance website, www.bellsouth.com/corporate governance/. In the event that we make changes in, or provide waivers from, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate governance website.
    We have adopted corporate governance guidelines. The guidelines, which we call “corporate governance principles”, and the charters of our board committees, are available on our corporate governance website. Copies of the code of ethics, corporate governance guidelines and board committee charters are also available in print upon written request to the Corporate Secretary, BellSouth Corporation, Suite 2001, 1155 Peachtree Street, N.E., Atlanta, Georgia 30309-3610.

PART II

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The principal market for trading in BellSouth common stock is the New York Stock Exchange, Inc. (NYSE). BellSouth common stock is also listed on the London, Frankfurt, Amsterdam and Swiss exchanges. The ticker symbol for BellSouth common stock is BLS. At January 31, 2005, there were 688,379 holders of record of BellSouth common stock. Market price data was obtained from the NYSE Composite Tape, which encompasses trading on the principal United States stock exchanges as well as off-board trading. High and low prices represent the highest and lowest sales prices for the periods indicated.

			Per Share
	Market Prices		Dividends
	High	Low	Declared

2003
First Quarter	$30.00	$19.79	$.21
Second Quarter	27.98	21.00	.23
Third Quarter	27.92	23.15	.23
Fourth Quarter	28.37	22.19	.25

2004
First Quarter	$31.00	$26.13	$.25
Second Quarter	27.86	24.46	.27
Third Quarter	27.94	25.08	.27
Fourth Quarter	28.96	25.65	.27

16      BELLSOUTH 2004

The following table contains information about our purchases of equity securities during the fourth quarter of 2004.

Issuer Purchases of Equity Securities

			Total Number of Shares	Approximate Dollar
			Purchased as Part of a	Value that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased(1)	Paid per Share	Plan(2)	Plan(2)

October 1-31, 2004	76,275	$27.50	–	–
November 1-30, 2004	1,699,800	$27.88	–	–
December 1-31, 2004	62,621	$27.96	–	–

Total	1,838,696		–	–

(1)	Includes 138,896 shares purchased from employees to pay taxes related to the vesting of restricted shares, at an average price of $27.70, and 1,699,800 shares purchased from the external markets, at an average price of $27.88. Excludes shares purchased from employees to pay taxes related to the exercise of stock options.
(2)	Our publicly announced stock repurchase program expired pursuant to its terms on December 31, 2003.

Stock Transfer Agent and Registrar

Mellon Investor Services, LLC is our stock transfer agent and registrar.

BELLSOUTH 2004      17

SELECTED FINANCIAL AND OPERATING DATA
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS

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

At December 31 or for the year ended	2000	2001	2002	2003	2004

Income Statement Data:
Operating revenues	$23,245	$21,211	$20,207	$20,341	$20,300

Operating expenses	16,663	15,339	15,753	14,784	15,011

Operating income	6,582	5,872	4,454	5,557	5,289

Income from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	4,236	2,786	3,475	3,488	3,394

Income (loss) from discontinued operations, net of tax	(118)	(339)	(867)	101	1,364

Income before cumulative effect of changes in accounting principle	4,118	2,447	2,608	3,589	4,758

Cumulative effect of changes in accounting principle, net of tax	–	–	(1,285)	315	–

Net income	4,118	2,447	1,323	3,904	4,758

Operating income margin	28.3%	27.7%	22.0%	27.3%	26.1%

Diluted earnings per share of common stock:

Income before discontinued operations and cumulative effect of changes in accounting principle	$2.24	$1.48	$1.85	$1.88	$1.85

Income before cumulative effect of changes in accounting principle	$2.18	$1.30	$1.39	$1.94	$2.59

Net income	$2.18	$1.30	$0.71	$2.11	$2.59

Other Financial Data:

Diluted weighted-average shares of common stock outstanding (millions)	1,893	1,888	1,876	1,852	1,836

Dividends declared per share of common stock	$0.76	$0.76	$0.79	$0.92	$1.06

Total assets	$50,925	$52,046	$49,479	$49,702	$59,496

Long-term debt	12,463	15,014	12,283	11,489	15,108

Shareholders’ equity	16,993	18,758	17,906	19,712	23,066

Construction and capital expenditures	$6,169	$5,495	$3,536	$2,926	$3,193

Book value per common share	$9.08	$9.99	$9.63	$10.77	$12.60

Ratio of earnings to fixed charges	5.36	3.98	5.03	5.68	6.00

Debt ratio	54.0	51.7	49.2	43.1	47.1

Operating Data:

Access lines in service (in thousands)	24,546	23,824	23,005	22,263	21,356

Retail long distance customers (in thousands)	—	—	1,002	3,960	6,130

DSL customers (in thousands)	215	621	1,021	1,462	2,096

Cingular Wireless customers (in thousands)	18,555	21,596	21,925	24,027	49,109

Number of employees	103,916	87,875	77,020	75,743	62,564

    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Results of Operations” for a discussion of unusual items affecting the results for 2002, 2003 and 2004.

18      BELLSOUTH 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

Overview

We are a Fortune 100 company with annual revenues of over $20 billion. Our core business is wireline communications and our largest customer segment is the retail consumer. We have interests in wireless communications through our ownership of approximately 40% of Cingular Wireless (Cingular), the nation’s largest wireless company based on number of customers. We also operate one of the largest directory advertising businesses in the United States. The great majority of our revenues are generated based on monthly recurring services.

    We operate much of our business in one of the country’s strongest regional economies, where the population is increasing, real income growth is outpacing the national average and a diverse mix of businesses require advanced information and communication technology solutions. The Southeast is a positive net migration region, with net migration averaging almost 500 thousand annually. The region’s real income is expected to grow 10% to 15% faster than the national average in the next five years.

INDUSTRY DYNAMICS

The communications industry has experienced a very difficult period of contraction brought on by over-investment in the late 1990s that created significant excess capacity with many companies competing for the same business. Demand in the traditional voice business has been negatively impacted by the proliferation of wireless services led by one-rate pricing plans that include a large bucket of minutes and free roaming and long-distance, the popularity of e-mail and instant messaging, technological advances such as cable and DSL, that obviate the need for additional telephone lines, and stagnant job growth. After a period of significant growth in the 1990s, access lines, a key driver of our business, have declined steadily since 2001.

    Based on comparisons to penetration rates in other parts of the world, there is still significant growth potential in the wireless market in the United States. There are currently five national wireless companies engaging in aggressive competition in a growing market. The intense competition has driven down pricing, increased costs due to customer churn and increased wireless usage as companies attempt to differentiate their service plans. Meanwhile, significant capital is being invested in networks to meet increasing demand and to upgrade capabilities in anticipation of the development of new data applications.

REGULATION AND COMPETITION

Our wireless and wireline business are subject to vigorous competition. In addition, both are subject to regulation.

    Because of changes to federal law in the early 1990s, our wireless business is now subject to somewhat more rational regulation than our wireline business. The legal changes generally preempted states from exercising any entry or rate regulation on commercial mobile services, while allowing states to regulate other terms and conditions. Our wireline business is subject to dual state and federal regulation. The Telecommunication Act of 1996 produced additional regulation of our wireline business. Since its passage, the FCC has pursued a course of sharing (unbundling) of our network with competitors, and has prescribed a pricing policy (TELRIC) that does not permit fair cost recovery. The unbundling rules have been invalidated by the courts on three separate occasions, but not before the unbundling required by its invalid policies had been generally implemented in our contracts with competitors.
    We expect the FCC’s recent decision to end the unbundled network elements platform (UNE-P) to restore some rationality to the wireline mass market. Other parts of the FCC decision governing the unbundling of high capacity loops and transport that competitors use to provide services to business customers provide relief in a small number of locations, but do not recognize the substantial competition we face for business customers in many other areas. Our states generally continue to exercise economic regulation over most of the revenue generated by intrastate telecommunications services. In recent years, we have achieved some success in rebalancing state telecommunication rates and in gaining some freedom from state regulation of our broadband services.
    We also obtained some broadband freedom through a recent FCC decision not to require unbundling of installations that bring fiber optic technology within 500 feet of a customer’s premises. We equipped more than 100,000 homes with this technology in 2004, and expect to continue deployments in 2005.
    Despite these successes, our wireline business remains more regulated than competing businesses that use cable or wireless technologies. We will accordingly continue to encourage regulatory reform in every appropriate forum.

ACQUISITIONS AND DISPOSITIONS

On October 26, 2004, Cingular completed its previously announced acquisition of AT&T Wireless. With the close of the transaction, Cingular management moved immediately to begin integrating the two companies. Key focus areas included customer communications, immediate training for all sales and service personnel, relaunch of the Cingular brand, transitioning to a common order system, and beginning the work that over time will integrate support systems and network functions. This acquisition will substantially increase BellSouth’s participation in the domestic wireless industry.

    On March 5, 2004, we signed an agreement with Telefónica Móviles, S.A., the wireless affiliate of Telefónica, S.A., to sell all our interests in our Latin American operations. During October 2004, we closed on the sale of 8 of the 10 properties: Venezuela, Colombia, Ecuador, Peru, Guatemala, Nicaragua, Uruguay and Panama. During

BELLSOUTH 2004      19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

January 2005, we closed on the sale of the remaining properties in Argentina and Chile.

HIGHLIGHTS AND OUTLOOK

    Consolidated revenues for 2004 were down slightly compared to 2003 reflecting top line pressures caused by the loss of 1.2 million retail access lines to UNE-P competitors and technology substitution, primarily wireless. Revenue contraction due to line loss and pricing pressures was substantially offset by revenue growth from long distance and DSL services. During 2004 we added approximately 2.2 million long distance customers to total 6.1 million at December 31, 2004, while net new DSL subscriber additions of 634 thousand brought our total to 2.1 million. We anticipate a continuation of these trends in 2005.

    Our cost structure is heavily weighted towards labor and fixed asset related costs. In order to sustain margins, we have to adjust our workforce as market share of access lines shifts. Since the beginning of 2001, we have reduced our domestic workforce by almost 18,000 employees, or 22%. In 2004, we announced additional force reductions of nearly 1,400 employees reflecting continued pressures on access lines. Maintaining current operating margin levels going forward will be challenging as competition intensifies and we are forced to achieve continued increases in productivity. This challenge was evident during 2004 as margins were down from 2003. While there have been some encouraging developments on the regulatory front, there will be other events such as healthcare costs, continued losses of lines to wireless substitution and the roll-out of Voice over Internet Protocol (VoIP) telephony by cable providers that are likely to continue to put pressure on margins.
    BellSouth differentiates itself from its competition through its commitment to customer service. Our customers depend on us, especially when disaster strikes. In the fall of 2004, BellSouth’s customer service met the challenges presented by the most active and destructive Atlantic hurricane season in years. During 2004, we incurred approximately $164 of incremental labor and material costs related to service restoration and network repairs due to the four major hurricanes that hit during the third quarter.
    In September 2004, the Communications Workers of America (CWA) ratified BellSouth’s new contracts. The agreements, which cover approximately 42,000 BellSouth employees and expire August 8, 2009, are expected to continue to give us the workforce planning flexibility needed to respond to changing marketplace conditions.
    Operating free cash flow from continuing operations (cash flow from operating activities less capital expenditures) of $3.6 billion for 2004 is down compared to 2003 primarily due to higher income tax payments. In the next few years, operating cash flow will continue to be negatively impacted by higher cash taxes as we see a reversal of the benefit derived in recent years associated with legislated tax incentives that provided for accelerated depreciation deductions that expired at the end of 2004.

20      BELLSOUTH 2004

Consolidated Results of Operations

Key financial and operating data for the three years ended December 31, 2002, 2003 and 2004 are set forth below. All references to earnings per share are on a diluted basis. The following consolidated Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with results by segment directly following this section.

Following generally accepted accounting principles (GAAP), our financial statements reflect results for the Latin American operations as Discontinued Operations. The operational results and other activity associated with the Latin American segment have been presented on one line item in the income statement separate from Continuing Operations.

				Percent Change

				2003 vs.	2004 vs.
	2002	2003	2004	2002	2003

Results of operations:

Operating revenues	$20,207	$20,341	$20,300	0.7	(0.2)
Operating expenses
Cost of services and products	6,670	6,991	7,520	4.8	7.6
Selling, general, and administrative expenses	3,891	3,777	3,816	(2.9)	1.0
Depreciation and amortization	4,202	3,811	3,636	(9.3)	(4.6)
Provision for restructuring and asset impairments	990	205	39	(79.3)	(81.0)

Total operating expenses	15,753	14,784	15,011	(6.2)	1.5
Operating income	4,454	5,557	5,289	24.8	(4.8)
Interest expense	1,066	947	916	(11.2)	(3.3)
Net (losses) earnings of equity affiliates	542	452	68	(16.6)	(85.0)
Gain on sale of operations	1,335	–	462	*	*
Other income (expense), net	102	362	283	254.9	(21.8)

Income from continuing operations before income taxes, discontinued operations and cumulative effect of changes in accounting principle, net of tax	5,367	5,424	5,186	1.1	(4.4)
Provision for income taxes	1,892	1,936	1,792	2.3	(7.4)

Income from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	3,475	3,488	3,394	0.4	(2.7)
Income (loss) from discontinued operations, net of tax	(867)	101	1,364	111.6	*

Income before cumulative effect of changes in accounting principle	2,608	3,589	4,758	37.6	32.6
Cumulative effect of changes in accounting principle, net of tax	(1,285)	315	—	124.5	*

Net income	$1,323	$3,904	4,758	195.1	21.9

Summary results of discontinued operations:

Operating revenues	2,233	2,294	2,459	2.7	7.2
Operating Income	292	349	647	19.5	85.4
Income (loss) from discontinued operations	(867)	101	1,364	111.6	*

* Not meaningful

2004 compared to 2003

OPERATING REVENUES

Consolidated revenues declined $41 in 2004 as compared to 2003. Communications group revenues decreased $16 compared to 2003 reflecting the impact of revenue declines associated with competitive line losses and related pricing pressures substantially offset by growth in DSL and long distance products. Revenues from DSL and long distance combined increased $893 in 2004 compared to 2003. In addition, 2004 was negatively affected by a $50 customer refund accrual associated with a settlement agreement with the South Carolina Consumer Advocate. A decline in revenue for the exit of the payphone business was offset by higher revenues from the sale of wholesale long distance. Advertising & Publishing group revenues were down $28 in 2004 compared to 2003 because of a reduction in print revenues due to lower overall spending by our advertisers. Revenue trends are discussed in more detail in the Communications group and Advertising & Publishing group segment results sections.

BELLSOUTH 2004      21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

OPERATING EXPENSES

Total operating expenses increased $227 in 2004 as compared to the prior year. The most significant expense change driver was increased labor costs of $464, which includes incremental overtime related to service restoration and network repairs due to the four major hurricanes that hit during the third quarter of 2004, higher expense associated with pension and postretirement benefit plans (pension and retiree medical costs) driven by changes associated with the recent contract agreement with the CWA. The most significant changes were the change in the calculation of the obligation for non-management retiree medical costs as if there were no caps and lower contractual limits on life insurance coverage, increases in annual salary and wage rates, higher incentive compensation and adjustments to workers compensation and long-term disability accruals partially offset by lower average employees due to continued workforce reductions. In addition to higher labor costs, costs of goods sold increased $213 primarily for the provision of long distance services associated with the growth in subscribers and information technology expenses and contract services increased $63 in connection with more project-related spending.

    These increases were partially offset by lower depreciation and amortization expense of $175 attributable to lower depreciation rates, lower uncollectible expense of $139 driven by improved economic conditions and improved collection processes and lower access fees of $95 driven by CLEC interconnect volume declines. The $166 decline in restructuring charges and asset impairments is attributable to incrementally smaller workforce reductions and a $52 asset impairment charge related to an abandoned software project in 2003.

INTEREST EXPENSE

For the Year Ended
December 31,

	2003	2004	Change

Interest expense – debt	$836	$864	$28
Interest expense – other	111	52	(59)

Total interest	$947	$916	$(31)

Average debt balances(1)	$14,193	$15,458	$1,265

Effective rate	5.9%	5.6%	(30	) bps

(1)	Average debt balances exclude amounts related to discontinued operations.

Interest expense decreased $31 in 2004 compared to 2003. Interest expense associated with interest-bearing debt was up $28 for 2004 compared to 2003 reflecting higher average debt balances impacted by higher incremental borrowings associated with our equity contributions to Cingular to fund its acquisition of AT&T Wireless. The lower effective interest rate is due to our interest rate swap program and refinancing higher-rate debt with lower-rate debt, offset partially by an increase in commercial paper rates. The change in interest expense-other relates primarily to the reversal of interest accruals related to tax contingencies based on audit settlements.

NET EARNINGS (LOSSES) OF EQUITY AFFILIATES

For the Year Ended
December 31,

	2003	2004	Change

Cingular	$408	$24	$(384)
Other equity investees	44	44	–

Total	$452	$68	$(384)

Earnings from Cingular in the 2004 periods were lower compared to the same periods in 2003 primarily due to impacts of the AT&T Wireless acquisition, which included integration costs and higher depreciation expense associated with increased capital investments and a reduction in the useful life of TDMA assets.

GAIN (LOSS) ON SALE OF OPERATIONS

The gain on sale of operations in 2004 relates to the sale of our interest in Danish wireless provider, Sonofon, for 3.68 billion Danish Kroner to Telenor ASA. As a result of the sale, we recorded a gain of $462, or $295 net of tax, which included the recognition of cumulative foreign currency translation gains of $13.

OTHER INCOME (EXPENSE), NET

For the Year Ended
December 31,

	2003	2004	Change

Interest Income	$316	$300	$(16)
Foreign currency transaction gains (losses)	39	(1)	(40)
Loss on early extinguishment of debt	(18)	(14)	4
Other, net	25	(2)	(27)

Total Other Income (Expense), net	$362	$283	$(79)

The decrease in interest income reflects a lower rate on our advance to Cingular and to a lesser extent the loss of income on an advance to Dutch telecommunications provider Royal KPN N.V. (KPN) due to early repayment in 2003. Foreign currency transaction gains in 2003 relate primarily to the advance to KPN.
    During 2003, we recognized $33 in gains related to the sale of our interests in two real estate partnerships and the sale of a building. In addition, we recognized a $9 loss on the sales and impairments of cost-method investments.

22      BELLSOUTH 2004

PROVISION FOR INCOME TAXES

For the Year Ended
December 31,

	2003	2004	Change

Provision for income taxes	$1,936	$1,792	$(144)
Effective tax rate	35.7%	34.6%	(110	) bps

The effective tax rates in 2004 were reduced by a favorable permanent difference for the Medicare Part D subsidy and an adjustment to taxes payable associated with divested operations.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX

Income (loss) from discontinued operations, net of tax, increased $1,263 in 2004 compared to the same period in 2003 primarily due to the sale of eight of the ten Latin American properties, which resulted in a $850 gain, net of tax. Other net income increases include a $336 tax benefit related to excess tax basis over book basis in our Latin America investments, $177 for the cessation of depreciation beginning in the second quarter of 2004, a $234 loss on the sale of our interests in two Brazilian wireless companies in 2003, and higher revenues. Partially offsetting the increases to net income were the $190 charge related to the settlement of arbitration in Venezuela, foreign exchange gain decreases of $99, and a $33 loss in the second quarter of 2004 related to the purchase of additional ownership share in Argentina.

    From an operational perspective, the Latin America business generated strong growth in both customers and revenue. Despite the October 2004 sale of eight properties, which resulted in only ten months of revenues in 2004 for these properties, operating revenue in the Latin America operations for 2004 increased $165, or 7.2%, over 2003 due to growth in customers and traffic throughout the portfolio. Excluding the decrease in operating expenses for the cessation of depreciation beginning in the second quarter of 2004, operating income was $76 higher than the prior year.

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

2003 compared to 2002

OPERATING REVENUES

Consolidated revenues increased $134 in 2003 as compared to 2002. The increase in total operating revenues is attributable to revenue growth in long distance and DSL, which together generated nearly $800 in new revenue in 2003. Growth from these new products was substantially offset by lower voice revenues caused by the loss of 1.5 million retail access lines to UNE-P competitors and technology substitution. Voice revenues were also impacted by pricing strategies in our effort to remain competitive. Revenues from the sale of wholesale data transport services, including long distance and Competitive Local Exchange Carriers, declined 7.8% in 2003 primarily due to reductions in leased circuits by large inter-exchange carriers as they rationalized their capacity needs in relation to current demand. The exit from our payphone business and the elimination of certain products within the wholesale long distance portfolio also negatively impacted year-over-year comparisons.

    Although Advertising & Publishing Group revenues were up nearly 6%, the year-over-year comparison was significantly impacted by a one-time reduction of $163 in 2002 for the correction of an error.

OPERATING EXPENSES

Operating expenses declined by nearly $1 billion in 2003 driven by:

•	$785 in lower charges related to restructuring and asset impairments as we rationalized our business in 2002;
•	$391 of lower depreciation expense associated with the declines in capital expenditures and a change in accounting for plant retirements;
•	$272 of improvements in uncollectibles expense due to a steadily improving economy, lower bankruptcy rates and operational improvements;
•	$86 of lower cost of goods related to equipment sales in the Communications Group due to a change in the presentation for drop shipments from gross to net, which had no impact on operating margin, and paging and equipment costs decreased $53 driven by lower volumes; and
•	$121 in lower labor related costs in the Communications Group due to a nearly 12% reduction in our workforce since the beginning of 2002 driven by weak demand and increased productivity.

BELLSOUTH 2004      23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

These decreases were partially offset by:

•	$379 of incremental expense associated with pension and postretirement benefits plans (pension and retiree medical costs) driven by rising health care costs, unfavorable returns on pension assets due to weak capital markets over the past few years, changes to plan assumptions regarding expected asset returns, and a lower discount rate used to calculate service and interest cost;
•	$350 of customer acquisition costs related to competitive response in the Communications Group; and
•	$108 of variable cost of goods for the provision of long distance service in the Communications Group.

We have made adjustments to our business model to address changes in our economic, regulatory, and competitive environment, and as a result we have incurred charges in each of the years presented. The provision for restructuring and asset impairments of $205 in 2003 includes $153 of charges associated with workforce reductions (including $47 of pension settlement losses) and a $52 charge for an abandoned software project. The provision of $990 in 2002 includes $635 of charges associated with workforce reductions (including $167 of pension settlement losses) and a $221 charge for the impairment of MMDS spectrum license and charges of $134 associated with the elimination of certain services including wholesale long distance and e-business services.

INTEREST EXPENSE

For the Year Ended
December 31,

	2002	2003	Change

Interest expense – debt	$953	$836	$(117)
Interest expense – other	113	111	(2)

Total interest	$1,066	$947	$(119)

Average debt balances(1)	$16,525	$14,193	$(2,332)

Effective rate	5.8%	5.9%	10 bps

(1)	Average debt balances exclude amounts related to discontinued operations.
Interest expense declined $119 in comparison to the prior year, reflecting reductions in average debt of approximately $2.4 billion, as rates were relatively stable.

GAIN ON SALE OF OPERATIONS

The gain in 2002 of $1,335 related to the sale of our investment in E-Plus, a German wireless carrier.

NET EARNINGS (LOSSES) OF EQUITY AFFILIATES

For the Year Ended
December 31,

Equity in Earnings	2002	2003	Change

Cingular	$497	$408	$(89)
Other equity investees	45	44	(1)

Total	$542	$452	$(90)

Earnings from Cingular in 2003 declined compared to 2002 primarily due to significant growth in customers and the costs related to that growth and due to slightly lower average revenue per customer. See “Managements Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment – Domestic Wireless” for further discussion of Cingular results.

OTHER INCOME (EXPENSE), NET

For the Year Ended
December 31,

Gain (loss) on sales and impairments of cost method investments:

Qwest	$(336)	$–	$336
Other	–	(9)	(9)

Subtotal	(336)	(9)	327

Interest Income	460	316	(144)
Loss on early extinguishment of debt	(40)	(18)	22
Foreign currency gain/loss	16	39	23
Other	2	34	32

Total Other Income (Expense), net	$102	$362	$260

During 2002 we recorded other than temporary impairments to reduce the carrying value of our Qwest investment driven by continued weak market conditions, particularly in technology and communications stocks. We also incurred losses on sales of our Qwest investment. As of December 31, 2003, we no longer hold any interest in Qwest.
    Interest income declined as compared to 2002 due to lower rates on our advance to Cingular and the loss of income on an advance to Dutch telecommunications provider Royal KPN N.V. (KPN) due to early repayment.
    During 2003, we recognized $33 in gains related to the sale of our interests in two real estate partnerships and the sale of a building.

PROVISION FOR INCOME TAXES

For the Year Ended
December 31,

	2002	2003	Change

Provision for income taxes	$1,892	$1,936	$44
Effective tax rate	35.3%	35.7%	40 bps

The effective tax rate increased slightly to 35.7% in 2003 from 35.3% in 2002, primarily driven by state income tax activity. A reconciliation of the statutory federal income

24      BELLSOUTH 2004

tax rate to the effective income tax rate for each period is included in Note J to our consolidated financial statements.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX

Income (loss) from discontinued operations, net of tax, improved $968 in comparison to the prior year principally driven by foreign currency transaction activity and a $263 after-tax loss recorded in 2002 related to the recognition of other-than-temporary impairments related to our Brazilian wireless affiliate. Currency gains were recorded in 2003 for the improvement in the Argentine Peso and the Chilean Peso. For 2002, the devaluation of the Argentine Peso resulted in losses of $584. During 2003, we recognized a loss of $234 on the sale of our interests in two Brazilian wireless companies. During 2002, we recognized a loss of $51 on the sale of Listel, our Brazilian advertising and publishing company. Additionally, Latin America experienced a nearly 3% growth in revenue in 2003 driven by the addition of over 1.5 million net customers and steady average revenue per customer. Operating expenses remained flat.

Results by Segment

Our reportable segments reflect strategic business units that offer similar products and services and/or serve similar customers. We have three reportable operating segments:

•	Communications Group;
•	Domestic Wireless; and
•	Advertising & Publishing Group.

    Management evaluates the performance of each business unit based on net income, exclusive of internal charges for use of intellectual property and adjustments for unusual items that may arise. Unusual items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. In addition, when changes in our business affect the comparability of current versus historical results, we adjust historical operating information to reflect the current business structure. See Note P to our consolidated financial statements for a reconciliation of segment results to the consolidated financial information.

    The following discussion highlights our performance in the context of these segments. For a more complete understanding of our industry, the drivers of our business, and our current period results, you should read this discussion in conjunction with our consolidated financial statements, including the related notes.

BELLSOUTH 2004      25

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

    During 2003 and 2004, the Communications Group emphasized interLATA long distance and BellSouth® FastAccess® DSL, encouraging customers to purchase packages containing multiple communications services. We continue to experience retail access line market share loss due to competition and technology substitution, and we expect these trends to continue into 2005.

				Percent Change

				2003 vs.	2004 vs.
	2002	2003	2004	2002	2003

Segment operating revenues:
Voice	$12,559	$12,702	$12,609	1.1	(0.7)
Data	4,269	4,353	4,518	2.0	3.8
Other	1,661	1,393	1,325	(16.1)	(4.9)
Total segment operating revenues	18,489	18,448	18,452	(0.2)	0.0
Segment operating expenses:
Cost of services and products	6,464	6,755	7,108	4.5	5.2
Selling, general, and administrative expenses	2,948	3,079	3,123	4.4	1.4
Depreciation and amortization	4,161	3,771	3,593	(9.4)	(4.7)
Total segment operating expenses	13,573	13,605	13,824	0.2	1.6
Segment operating income	4,916	4,843	4,628	(1.5)	(4.4)

Segment net income	$2,751	$2,829	$2,727	2.8	(3.6)

Segment net income including unusual items	$2,237	$3,505	$2,567	56.7	(26.8)

Key Indicators:(000s except where noted)

Switched Access lines:
Residence retail:
Primary	13,242	12,466	11,771	(5.9)	(5.6)
Additional	1,926	1,601	1,346	(16.9)	(15.9)

Total Retail Residence	15,168	14,067	13,117	(7.3)	(6.8)

Residential wholesale:
Resale	342	177	116	(48.2)	(34.5)
UNE-P	934	1,696	1,972	81.6	16.3

Total Wholesale Residence	1,276	1,873	2,088	46.8	11.5

Total residence	16,444	15,940	15,205	(3.1)	(4.6)

Business retail	5,687	5,417	5,245	(4.7)	(3.2)

Business wholesale:
Resale	85	73	58	(14.1)	(20.5)
UNE-P	607	686	750	13.0	9.3

Total wholesale business	692	759	808	9.7	6.5

Total business	6,379	6,176	6,053	(3.2)	(2.0)

Other retail/wholesale lines (primarily public)	182	147	98	(19.2)	(33.3)

Total switched access lines	23,005	22,263	21,356	(3.2)	(4.1)
ISDN line equivalents
Residence	18	13	9	(27.8)	(30.8)
Business	1,580	1,453	1,459	(8.0)	0.4

Total ISDN Adjusted Access Lines in Service	24,603	23,729	22,824	(3.6)	(3.8)
DSL customers (retail and wholesale)	1,021	1,462	2,096	43.2	43.4
Retail long distance customers	1,002	3,960	6,130	295.2	54.8
Switched access and local minutes of use (millions)	96,755	82,101	70,061	(15.1)	(14.7)
Retail long distance minutes of use	1,816	10,039	21,109	*	110.3

Total access minutes of use (millions)	98,571	92,141	91,170	(6.5)	(1.1)

Capital expenditures	$3,337	$2,824	$3,018	(15.4)	6.9

*	Not meaningful

26      BELLSOUTH 2004

2004 compared to 2003

SEGMENT OPERATING REVENUES

Voice

Voice revenues decreased $93 during 2004 compared to 2003 driven primarily by continued access line loss offset by the growth in interLATA long distance. Total switched access lines declined 907,000, or 4.1%, for the period with retail line losses being slightly offset by increases in wholesale lines. The access line decline was the result of continued share loss and technology substitution, primarily wireless.

    Wholesale lines, which consist primarily of unbundled network element – platform (UNE-P) lines, totaled almost 3.0 million at December 31, 2004, up 276,000 lines year over year. The vast majority of the UNE-P additions were residential. When lines over which we provide retail services are converted to UNE-P, we lose revenue and margin. On average, the revenue from our provision of UNE-P does not permit us to recover the fully allocated costs we incur to provide it. To mitigate this loss, we have been actively seeking reform of the pricing rules that regulators use to set UNE-P prices. As previously discussed under the heading “Overview,” a judicial decision that became effective in June 2004 invalidated certain FCC rules that governed the provision of wholesale access to our network by local service competitors. We believe this change in the regulatory environment influenced the loss in UNE-P lines that we experienced in the second half of 2004.
    In efforts to combat share loss, we continue to grow our package services. BellSouth Answers® is our signature residential package offering, which combines various wireline, wireless, Internet services and/or DIRECTV® digital satellite television services. The package combines the Complete Choice calling plan of local service and multiple convenience calling features with BellSouth Long Distance, BellSouth® FastAccess® DSL or dial-up Internet, and Cingular Wireless services. During 2004, we began offering DIRECTV® digital satellite television service through all sales channels as part of the BellSouth Answers® portfolio. This agency relationship with DIRECTV® provides us with a key competitive product with insignificant cost or capital requirements. With the addition of video, the BellSouth Answers® package is one of the most comprehensive and competitively priced bundles in our markets today. We ended 2004 with almost 4.4 million residential packages, representing a 37% penetration of our retail primary line residence base. Almost 84% of Answers customers have long distance in their package and almost 45% have either DSL or BellSouth dial-up Internet.
    Long distance voice revenue increased $578 in 2004 when compared to 2003, driven primarily by growth in interLATA and wireless long distance. InterLATA revenues increased $640 reflecting continued large market share gains driven by marketing efforts and the BellSouth Unlimited Long Distance Plans. At December 31, 2004, we had 6.1 million retail long distance customers and a mass-market penetration rate of approximately 48% of our customer base. We also continued to grow our long distance offerings in complex business. We recorded $209 in complex long distance revenue in 2004 compared to $71 in 2003. Through December 31, 2004, the complex long distance backlog stands at $624. This backlog represents an estimated value of the complex long distance business sold but not yet booked as revenue. Revenue from wholesale long distance services provided to Cingular increased $55 when compared to 2003. This increase was caused by higher volumes associated with the proliferation of wireless package plans that include long distance partially offset by slightly lower rates.
    Switched access revenues declined $62 in 2004 when compared to 2003 due to volume and rate decreases. Our entry into interLATA long distance shifted switched access minutes from other carriers to our service resulting in a transfer from wholesale switched access revenues to retail long distance revenue. Switched access and local minutes of use decreased 14.7% compared to 2003. The decrease is due to the impact of our entry into interLATA long distance, access line losses including the shift to UNE-P lines and alternative communications services, primarily wireless and e-mail. Switched access rates were slightly lower in 2004 due to the July 1, 2003 rate reduction of the CALLs program, an FCC access reform initiative. The decline in rates, however, is substantially offset by higher subscriber line charges that are also included in voice revenues.

Data

Data revenues increased $165 in 2004 when compared to 2003. Data revenues were driven by strong growth from the sale of BellSouth® FastAccess® DSL service partially offset by decreases in revenue from other data products. Combined wholesale and retail DSL revenues were up $241 in 2004 when compared to 2003 due primarily to a larger customer base. As of December 31, 2004, we had almost 2.1 million DSL customers, an increase of 634 thousand customers compared to December 31, 2003.

    Retail data services grew 11.5% in 2004 when compared to 2003 driven primarily by the growth from the sale of FastAccess DSL service. During 2004, we added 653 thousand net retail customers. We offer three broadband downstream connection speeds to meet the varying needs of our mass-market customers. The original version – BellSouth FastAccess DSL Ultra – runs at downstream connection speeds of up to 1.5 megabits. Since mid-2003, we have offered a lower speed version – BellSouth FastAccess DSL Lite – running at downstream connection speeds of up to 256 kilobits. FastAccess DSL Lite accounted for approximately one-fourth of DSL customers as of December 31, 2004. In April 2004, we began offering FastAccess DSL Xtreme, delivering downstream connection speeds of up to 3.0 megabits and upstream connection speeds of up to 384 kilobits. We believe our broadband offers are among the most competitively priced in our markets. In late September 2004, we launched additional incentives and introduced new pricing for FastAccess DSL Ultra service

BELLSOUTH 2004      27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

designed to increase long-term market penetration. Retail FastAccess customer additions were offset somewhat by wholesale DSL disconnects as we continue to see a shift in customer mix to retail. Revenue from other retail data products was flat for 2004 when compared to 2003.

    Revenues from the sale of wholesale data transport services and wholesale DSL to other communications providers, including long distance companies and CLECs, declined 4.3% in 2004 when compared to 2003, primarily due to the lingering impacts of soft enterprise market segment demand and continued network grooming and consolidation by large inter-exchange carriers.

Other

Other revenues decreased $68 in 2004 when compared to 2003. This decrease reflects decreases in revenues from the payphone business of $77 and billing and late payment fees of $29, partially offset by increases in equipment revenues of $33 and increases in wholesale long distance revenues of $12. Increases in equipment revenues reflect increased demand due to improved economic conditions and customer upgrades to newer technology.

SEGMENT OPERATING EXPENSES

Cost of services and products

Cost of services and products of $7,108 in 2004 increased $353 from 2003. The cost of services increase was impacted by: increases of $213 in costs of goods sold principally driven by increases in the provision of long distance service volumes; increases of $104 in labor costs impacted by pay increases driven by union contract raises and higher costs from retiree and medical benefits slightly offset by lower average workforce; increases of $39 in contract services related to network planning projects and equipment installations; and increases in materials and supplies of $39 associated with increased utilities usage, partially offset by decreases of $95 in access fees due to volume declines, settlements and significant reductions in charges associated with access to other carriers customer name databases; and by decreases in rent of $22 related to real estate consolidation.

Selling, general, and administrative expenses

Selling, general, and administrative expenses of $3,123 in 2004 increased $44 from 2003. The selling, general, and administrative expense reflected represents an increase of $133 in labor costs driven by higher costs from retiree and medical benefits, incentive awards, reduced use of contractors and pay increases partially offset by lower headcount. Also included in the labor increase was a $38 increase in an annual adjustment to the workers compensation and long-term disability accruals. In addition to labor increases, information technology costs increased $24 during 2004 compared to 2003.

    This increase was partially offset by a decrease in uncollectibles expense of $90 driven by continued improvements in the collection process and improved economic conditions, and decreases of $23 in outside sales commissions, fees and other various expenditures.

Depreciation and amortization

Depreciation and amortization expense decreased $178 during 2004 when compared to 2003. The primary driver of the decline in depreciation expense relates to lower depreciation rates under the group life method of depreciation. The lower depreciation rates were precipitated primarily by the reductions in capital expenditures over the past several years. Amortization expense increased due to higher levels of capitalized software.

UNUSUAL ITEMS EXCLUDED FROM SEGMENT NET INCOME

Unusual items that were excluded from this segment’s net income consisted of the following: for 2004, unusual items of $(160) for the South Carolina regulatory settlement, lease termination fees, severance and hurricane-related costs; for 2003, unusual items of $676 for the cumulative effect of change in accounting principle related to the adoption of FAS 143 offset by restructuring charges, costs associated with the early extinguishment of debt, and an asset impairment.

2003 compared to 2002

SEGMENT OPERATING REVENUES

Voice

Voice revenues increased $143 driven by significant growth in interLATA long distance substantially offset by continued access line share loss and conversion to wholesale lines. Total switched access lines declined 3.6% with retail line losses being partially offset by increases in wholesale lines. The access line decline was the result of share loss, technology substitution and a continued weak economy.

    Wholesale lines consist primarily of unbundled network element – platform (UNE-P) lines. The UNE-P lines totaled approximately 2.4 million at December 31, 2003, up 864,000 lines from the prior year. The vast majority of the UNE-P additions were residential. Business UNE-P line adds of 79,000 fell slightly from the prior year while other wholesale UNE-P lines, primarily payphone, increased by 23,000 in 2003.
    As of the end of 2003, we had more than 3 million residential packages designated as Answers customers, which represents a 24.1% penetration of our retail primary line residence base. As of December 31, 2003, over 75% of Answers customers had long distance in their package and over 40% had either DSL or BellSouth dial-up Internet.
    InterLATA long distance voice revenues increased $573 compared to 2002. Substantial interLATA growth reflects our receipt of regulatory relief to provide interLATA services

28      BELLSOUTH 2004

in the nine southeastern states we serve. At December 31, 2003, we had nearly 4 million long distance customers, a penetration rate of 28% of primary residential access lines and 39% of mass-market small business accounts. Earlier in 2003, we began offering unlimited long distance to reduce competitive churn and increase retention and reacquisition of residential customers. We recorded $71 in complex long distance revenue in 2003 compared to $3 in 2002. Revenue from wholesale long-distance services provided to Cingular increased $47 in 2003. This increase was caused by higher volumes associated with the proliferation of wireless long distance plans.

    Switched access revenues declined $195 in 2003 when compared to 2002 due to volume and rate decreases. Our entry into interLATA long distance shifted switched access minutes from other carriers to our service resulting in a transfer from wholesale switched access revenues to retail long distance revenue. Switched access and local minutes of use declined 15.1% compared to 2002. The decrease is due to the impact of our entry into interLATA long distance, access line losses including the shift to UNE-P lines and alternative communications services, primarily wireless and email. Switched access rates were lower in 2003 due to effects of the CALLS program, an FCC access charge reform initiative. The decline in rates, however, is substantially offset by higher subscriber line charges that are also included in voice revenues.

Data

Data revenues increased $84 in 2003. The overall growth was driven by revenues from the sale of BellSouth® FastAccess® DSL service. Combined wholesale and retail DSL revenues were up $248 in 2003 due to a larger customer base. As of December 31, 2003, we had over 1.46 million DSL customers, an increase of 441,000 customers compared to December 31, 2002.

    Retail data services, which represent roughly half of data revenues, grew 14.1% in 2003 driven primarily by growth from the sale of FastAccess DSL service. Early in the third quarter 2003, we introduced FastAccess® DSL Lite, creating a tiered approach to broadband that allows customers to choose the connection speed and price best suited to their Internet use. Other retail data products, primarily DS1 lines (dedicated high capacity lines) were lower driven by decreases in demand and special access rate reductions effective July 2002.
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

Other

Other communications revenue decreased $268 primarily due to a decline of $123 in sales to second and third tier long distance carriers due to our decision to eliminate certain products within the wholesale long distance portfolio and due to the continuing phase-out of our payphone business which created a decline of $59. We completed our exit of the payphone business as of December 31, 2003. Other revenues decreased $86 due to a change in the presentation for drop shipments of equipment from gross to net, which lowered both revenues and expenses.

SEGMENT OPERATING EXPENSES

Cost of services and products

Cost of services and products increased $291 compared to the same periods in 2002. The increase reflects higher pension and retiree medical costs of $315. Costs of service associated with providing retail interLATA long distance increased $183 driven by higher volumes related to more customers while costs associated with the provision of long distance services to Cingular increased $34 driven by higher volumes. In addition, installation and activation expense increased $239 as compared to the prior period reflecting lower expense deferrals related to lower installation and activation service revenue.

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

    These increases were partially offset by decreases in uncollectible expenses of $116. Prior year periods included the impact of higher bankruptcies and non-pay accounts driving the decrease in 2003.

BELLSOUTH 2004      29

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

Domestic Wireless

We own an approximate 40% economic interest in Cingular, a joint venture with SBC. Because we exercise influence over the financial and operating policies of Cingular, we use the equity method of accounting for this investment. Under the equity method of accounting, we record our proportionate share of Cingular’s earnings in our consolidated statements of income. These earnings are included in the caption “Net earnings (losses) of equity affiliates”. For management purposes, we evaluate our Domestic Wireless segment based on our proportionate share of Cingular’s results. Accordingly, results for our Domestic Wireless segment reflect the proportional consolidation of approximately 40% of Cingular’s financial results.

    On October 26, 2004, Cingular completed the acquisition of AT&T Wireless, creating the largest wireless carrier in the United States based on number of customers. Data revenue played an increasingly important role in revenue composition in 2003 and 2004 and those impacts are expected to increase in 2005. Further, competition continues to be intense, with up to five competitors in most of Cingular’s significant markets.

				Percent Change

				2003 vs.	2004 vs.
	2002	2003	2004	2002	2003

Segment operating revenues:
Service revenues	$5,569	$5,689	$6,989	2.2	22.9
Equipment revenues	392	504	785	28.6	55.8
Total segment operating revenues	5,961	6,193	7,774	3.9	25.5
Segment operating expenses:
Cost of services and products	1,965	2,273	2,980	15.7	31.1
Selling, general, and administrative expenses	2,170	2,170	2,826	0.0	30.2
Depreciation and amortization	740	835	1,232	12.8	47.5
Total segment operating expenses	4,875	5,278	7,038	8.3	33.3
Segment operating income	1,086	915	736	(15.7)	(19.6)

Segment net income	$357	$261	$129	(26.9)	(50.6)

Segment net income including unusual items	$301	$261	20	(13.3)	(92.3)

Key Indicators (100% Cingular):

Cellular/PCS Customers (000s)	21,925	24,027	49,109	9.6	104.4
Wireless average monthly revenue per user – Cellular/PCS (whole dollars)(a)	$52	$51	$49	(1.9)	(3.9)
Capital Expenditures	$3,085	$2,734	$3,449	(11.4)	26.2

(a)	Management uses average revenue per user (ARPU) as an indicator of operating performance of the business. Wireless ARPU – Cellular/PCS is defined as Cellular/PCS service revenues during the period divided by average Cellular/PCS subscribers during the period. This metric is used to compare the recurring revenue amounts being generated on Cingular’s network to prior periods and internal targets. We believe that this metric provides useful information concerning the performance of Cingular’s initiatives to attract and retain high value customers and the use of its network.

30      BELLSOUTH 2004

2004 compared to 2003

SEGMENT OPERATING REVENUES

Cingular had 49.1 million cellular/PCS customers at December 31, 2004, representing growth of 25.1 million in its cellular/PCS customer base from a year ago. This growth was primarily due to a 21.7 million cellular/ PCS customer base increase, related to Cingular’s acquisition of AT&T Wireless in October 2004. Additionally, for 2004, Cingular’s cellular/ PCS customer net additions were 3.4 million, up from 2.1 million a year ago, with 1.7 million of the current year’s cellular/ PCS customer net additions occurring in the fourth quarter of the year. This fourth quarter increase represents the highest cellular/ PCS customer net additions total ever when compared with the combined historical results of Cingular and AT&T Wireless. The strong performance in cellular/ PCS customer net additions during the fourth quarter was driven by the re-launch of the Cingular brand, the offering of new common rate plans and the larger distribution network of the newly combined Cingular/ AT&T Wireless company subsequent to the acquisition. Also favorably impacting customer net additions throughout 2004 were the promotion and success of Cingular’s new GSM service offerings and the continued promotion of its FamilyTalk® service offering and its Rollover® rate plans. Excluding the impact to the prepaid customer base due to the AT&T Wireless acquisition, the prepaid customer count was reduced from the prior year, in part due to the successful promotion of the postpaid FamilyTalk® plan, which competes for customers at a similar price point but with enhanced services. The increase in reseller customer net additions compared with the prior year can be attributed to continued growth by Cingular’s primary reseller.

    The monthly cellular/ PCS churn rate of 2.7% in 2004, which included the results of AT&T Wireless since its acquisition, was flat compared with the churn rate in the prior year as a lower churn rate in Cingular’s postpaid customer base was offset by higher churn rates in the prepaid and reseller customer bases. During the fourth quarter of 2004, Cingular experienced a significant improvement in its postpaid customer base churn rate compared with prior periods, as customers responded positively to the launch of the new Cingular, its broad network coverage and its attractive GSM service offerings. Also, during the fourth quarter of 2004, conformity issues related to the calculation of churn for Cingular and AT&T Wireless reduced churn subsequent to the acquisition by 13 basis points. Beginning in the first quarter of 2005, Cingular will adopt a new reseller churn calculation methodology that is consistent with its primary competitor. Cingular currently includes gross reseller disconnects in the churn calculation. In the future, Cingular will base the calculations on total reseller net customer reductions. To date, Cingular does not believe that wireless local number portability has materially impacted the customer churn rate.
    Total operating revenues, consisting of service revenue and equipment sales, increased $1,581 in 2004. The primary driver behind the year over year increases in almost every component of total operating revenues was Cingular’s acquisition of AT&T Wireless in late October 2004 and the inclusion of 67 days of AT&T Wireless operating results. Additionally, total operating revenues continue to be favorably impacted by growth in service revenue as a result of a higher average cellular/PCS customer base and the continued growth in data revenues. Equipment sales contributed $281 to the increase in total operating revenues, driven by both strong customer growth and handset upgrade activity.

Service revenues

Service revenue, comprised of local voice and data services, roaming, long distance and other revenue, increased $1,300 in 2004 compared to 2003. The local service component of total service revenue includes recurring monthly access charges, airtime usage, including prepaid service, and charges for optional features and services, such as voice mail, mobile-to-mobile calling, roadside assistance, caller ID, handset insurance and data services. It also includes billings to customers for the Universal Service Fund (USF) and other regulatory fees. The primary driver of the increase in local service revenue for 2004 was the inclusion of the former AT&T Wireless operating results as a result of Cingular’s acquisition in late October 2004. Aside from this impact, increases in local service revenue are a function of the higher average customer base partially offset by the impact of a lower Average Revenue Per User (ARPU). Strong growth in data revenue, including the impact of the AT&T wireless acquisition, continues to favorably impact local service revenue driven primarily by increased data service penetration and usage of text messaging and other data services by cellular/PCS customers. Incollect and outcollect roaming revenues were essentially flat, when compared with the corresponding prior year. Roaming revenue continues to be unfavorably impacted by the bundling of “free” roaming minutes with all-inclusive regional and national rate plans and lower negotiated rates with Cingular’s roaming partners. Prior to the acquisition, AT&T Wireless was Cingular’s largest national roaming partner. Effective with the acquisition, Cingular’s consolidated outcollect revenue reflects elimination of roaming revenue between the now combined Cingular and former AT&T Wireless properties along with a corresponding elimination of incollect roaming costs. Although net income neutral, this elimination will significantly reduce the new combined company outcollect revenue when compared to the combination of prior historical stand-alone results. The increase in long distance revenue compared with 2003 was primarily related to the incremental impact of the additional long distance revenue contributed as a result of the AT&T Wireless acquisition. Higher international long distance revenue in 2004 also contributed, to a lesser extent, to the overall increase compared with the prior year.

BELLSOUTH 2004      31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

    Cellular/ PCS ARPU for 2004 was $49.30, a decrease of $2.02, or 3.9%, compared with $51.32 for 2003. Although the contribution of a higher ARPU for the AT&T Wireless customer base for the last 67 days of 2004 had a slightly positive impact on overall 2004 ARPU when compared with 2003, the main drivers of the changes in ARPU remained consistent with prior periods. Continued increases in ARPU related to higher customer usage and increased data revenue and regulatory fee revenue were more than offset by the impact of a larger embedded customer base of postpaid customers on lower ARPU FamilyTalk® rate plans and on all-inclusive rate plans that include more “free” minutes, thereby reducing overages and other chargeable airtime. Also exerting downward pressure on ARPU compared with the prior year is a change in the mix of the cellular/PCS customer base to include a higher percentage of lower ARPU reseller customers and decreases in roaming revenue, largely as a result of the acquisition of AT&T Wireless. Additionally, as former AT&T Wireless customers migrate to the popular Rollover rate plans, Cingular expects higher revenue deferrals related to unused rollover minutes to have an unfavorable impact on reported ARPU. This effect may be partially offset by the addition of higher ARPU AT&T Wireless subscribers to the customer base.

Equipment revenues

For 2004, equipment sales increased $281 in 2004 compared to 2003, primarily driven by overall higher handset sales including the impact of a significant increase in customer gross additions due to the acquisition of AT&T Wireless. Customer migrations to new Cingular rate plans as a result of the merger also favorably impacted handset upgrade revenue.

SEGMENT OPERATING EXPENSES

Cost of services and products

The cost of services and products increase of $707 for 2004 compared to 2003 was due to increases in local network system costs and in third party system costs (i.e., roaming and long distance costs). Over half of the increase in local network system costs can be attributed to the incremental costs related to the acquired AT&T Wireless network. Excluding this impact, the overall drivers of increased local network costs are primarily related to increased network system usage and associated network system expansion costs. Increased local network system costs in 2004 versus the prior year attributable to historical pre-merger Cingular activities included increased costs billed to its customers related to payments into the USF and certain other regulatory funds and higher costs related to its handset insurance program due to increased claims. For 2004, third party network system costs were lower as continued decreases in incollect roaming costs were partially offset by higher long distance costs. Lower incollect roaming costs were a result of lower negotiated roaming rates with Cingular’s roaming partners, which more than offset increased volumes of roaming minutes. Also, as a result of the AT&T Wireless acquisition, Cingular’s consolidated incollect expenses reflect elimination of intra-company incollect roaming costs between the now combined Cingular and former AT&T Wireless properties along with a corresponding elimination of outcollect revenue. Although net income neutral, this elimination will significantly reduce the new combined company incollect roaming expenses when compared to the combination of prior historical stand-alone results. The increase in long distance costs was primarily volume driven, impacted by the inclusion of “free long distance” in many of Cingular’s regional and national rate plan offerings. In addition, approximately one-third of the increase in long distance costs versus 2003 was related to the incremental long distance expenses incurred as a result of the AT&T Wireless acquisition. For 2004, the cost of equipment sales increased, primarily driven by overall higher handset sales including the impact of a significant increase in customer gross additions and customer migration to Cingular rate plans due to the acquisition of AT&T Wireless.

Selling, general, and administrative expenses

Selling, general, and administrative expenses for 2004 increased $656 when compared with the prior year, primarily due to the incremental expense impact resulting from the addition of the AT&T Wireless selling, general, and administrative expenses during the fourth quarter of 2004. Selling, general, and administrative expenses in 2004 also included cost increases associated with increased customer gross additions and other customer service and support initiatives. Selling expenses, which include sales, marketing, advertising and commission expenses, increased for 2004 compared with the prior year primarily due to the addition of the incremental AT&T Wireless selling expenses during the fourth quarter of 2004. Higher sales, advertising and promotion costs and commissions expenses were also a function of the increased customer gross additions in 2004. Costs for maintaining and supporting the customer base also increased for 2004 compared with the prior year primarily due to the addition of the AT&T Wireless expenses in the fourth quarter. Costs for maintaining and supporting the customer base were also impacted by higher bad debt expense, customer service expenses to support on-going customer retention and other service improvement initiatives and higher commission expenses associated with handset upgrades. Bad debt expense increased primarily due to higher customer net write-offs as a result of prior relaxed credit policies in selected areas, which have been subsequently changed, as well as residual impacts related to the implementation of wireless local number portability in late 2003. Additionally, 2003 included a net recovery of prior MCI write-offs. Upgrade commission expenses were impacted by over one million customer migrations to new rate plans as a result of the merger.

32      BELLSOUTH 2004

Depreciation and amortization

Depreciation expense increased by $249 in 2004, compared to 2003, and included an incremental $130 related to assets acquired from AT&T Wireless. Other increases in depreciation expense were primarily due to on-going capital spending, including the GSM/ GPRS/ EDGE network overlay, in addition to increased depreciation on TDMA assets in 2004 as a result of a further review of estimated service lives. Amortization expense increased by $148 in 2004 compared to 2003, and included an incremental $166 in amortization expense as a result of the AT&T Wireless acquisition, primarily related to the amortization of the customer relationship intangible asset. This increase was partially offset by certain historical Cingular finite-lived intangible assets becoming fully amortized during 2004.

UNUSUAL ITEMS EXCLUDED FROM SEGMENT NET INCOME

Unusual items which were excluded from this segment’s results consisted of the following: in 2004, $(109) related to wireless merger integration costs, fair value adjustment and lease accounting adjustments; in 2003, no unusual items were excluded.

2003 compared to 2002

SEGMENT OPERATING REVENUES

Cellular/PCS customers increased 9.6% during 2003. Net cellular/PCS additions in 2003 increased 1.8 million compared to 2002. Improvement in customer additions was attributable to several business initiatives Cingular implemented earlier in 2003: (1) reorganization of Cingular’s marketing, sales and operations activities from a national to a regional basis to more effectively address local market needs; (2) introduction of a more meaningful brand message; (3) increased emphasis on Cingular’s affiliation with its parents and co-branding and more effectively utilizing the parents’ sales channels in those areas where Cingular’s wireless markets overlap with the parents’ wireline markets; and (4) more effective marketing execution such as the “Family Talk” rate plan offer introduced in the third quarter of 2003. Prepaid subscriber growth was impacted positively in 2003 by the KIC (Keep in Contact) prepaid plan launched in the fourth quarter of 2002. The reseller subscriber base was higher due to aggressive growth by Cingular’s primary reseller during 2003 and to a loss of 371,000 MCI reseller customers in 2002, principally when MCI made the decision to exit the wireless reseller business in the second half of 2002. The cellular/PCS churn rate was 2.7% in 2003 compared with a 2.8% churn rate in 2002.

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

BELLSOUTH 2004      33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

SEGMENT OPERATING EXPENSES

Cost of services and products

Cost of services and products primarily includes expenses to monitor, maintain and service Cingular’s network, landline facilities expense, incollect roaming charges from other carriers, cost of equipment sales, and long distance expense. Cost of services and products increased $308 during 2003. The primary driver of the increase of cost of services was the increase in the cost of equipment sales of $198. This increase was driven primarily by higher unit sales associated with the large increase in gross customer additions and upgrade unit sales. Overall, the increased cost of equipment sales was also impacted by higher per unit handset costs for upgrade units driven by a shift to more advanced handsets, such as the dual mode TDMA/GSM handsets in use during Cingular’s GSM system conversion and newly introduced feature-rich GSM-only handsets. Other increases in cost of services include increases in local system costs of $164, partially offset by decreases in third party system costs. Local systems costs continue to be driven by growth in system minutes of use, system expansion and the increased costs of redundant TDMA and GSM networks required during the current GSM system overlay. System minutes of use increased 19.1% in 2003. The increase in local system costs includes a $64 increase in costs related to payments into the USF and other regulatory funds. The primary contributor to lower third party system costs was a decrease in incollect roaming costs, which decreased $53 in 2003. These reductions were a result of lower negotiated roaming rates and cost reductions associated with the Mobile Telecommunications Sourcing Act.

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

UNUSUAL ITEMS EXCLUDED FROM SEGMENT NET INCOME

Unusual items which were excluded from this segment’s results consisted of the following: in 2003, no unusual items were excluded; in 2002, $(56) related to impairment losses.

Advertising & Publishing Group

Our Advertising & Publishing Group is comprised of companies in the US that publish, print, sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic product offerings. In November 2004, BellSouth and SBC created an online Internet yellow pages joint venture that acquired the online directory publisher www.yellowpages.com. This venture is expected to allow us to expand the national advertising base and expand traffic relationships.

    As discussed more fully in Note C to our consolidated financial statements, effective January 1, 2003, we changed our method for recognizing revenues and expenses related to our directory publishing business from the publication and delivery method (issue basis) to the deferral method (deferral basis). For BellSouth’s consolidated results, this change was treated as a prospective change and prior year consolidated results were not restated. However, to align internal reporting, the 2002 segment results for the Advertising & Publishing Group were recast to reflect the change. Under the issue basis, we recognized 100% of revenues and direct expenses at the time the directories were published and delivered. Under the deferral basis, we amortize, or recognize ratably, revenues and direct expenses over the life of the related print directory, generally 12 months. When compared to the issue-basis method, the deferral method causes trends in current-period operating results to be recognized in the income statement over a longer period of time and to cross fiscal years.

34      BELLSOUTH 2004

    In 2003 and early 2004, our Advertising & Publishing Group was negatively affected by weak economic conditions and competition. We expect an improving economy, combined with the execution of our business strategies, to result in moderate revenue growth in 2005.

				Percent Change

				2003 vs.	2004 vs.
	2002	2003	2004	2002	2003

Segment operating revenues
Advertising & Publishing revenues	$2,010	$1,906	1,878	(5.2)	(1.5)
Commission revenues	147	144	141	(2.0)	(2.1)
Total segment operating revenues	2,157	2,050	2,019	(5.0)	(1.5)
Segment operating expenses:
Cost of services and products	351	345	353	(1.7)	2.3
Selling, general, and administrative expenses	879	706	684	(19.7)	(3.1)
Depreciation and amortization	29	26	28	(10.3)	7.7
Total segment operating expenses	1,259	1,077	1,065	(14.5)	(1.1)
Segment operating income	898	973	954	8.4	(2.0)

Segment net income	$545	$600	583	10.1	(2.8)

Segment net income including unusual items	$428	$96	583	(77.6)	*

Capital Expenditures	$29	$28	29	(3.4)	3.6

*	Not meaningful

2004 compared to 2003

SEGMENT OPERATING REVENUES

Segment operating revenues decreased $31 in 2004 compared to 2003. The decreases include a reduction in print revenues, partially offset by an increase in electronic media revenues. Sales agency commission revenues declined $3 in 2004 compared to 2003.

    The print revenue decline between periods was primarily driven by the amortization of revenues from directories issued in the latter half of 2003. The decline in revenues from 2003 directories was attributable to the lingering effects of weak economic conditions in 2003 that affected the directory advertising environment, and the continued impact of online and offline media competition. These factors also caused revenues from directories issued in the first half of 2004 to be flat when compared to their 2003 issues. Revenues from directories issued in the second half of 2004, however, achieved positive growth as a result of expanded product offerings, increased distribution, successful sales execution, growth in Internet sales, and an improving economy. Based on recent directory sales volumes, revenues from directories to be issued 2005 are also expected to show moderate positive growth over their previous issues.
    The $3 decline in sales agency commission revenues was the result of the discontinuance of a line of business, partially offset by growth in core sales.

SEGMENT OPERATING EXPENSES

Cost of services and products increased $8 in 2004 compared to 2003 driven by the impact of increased distribution. Selling, general, and administrative expenses decreased $22 in 2004 compared to 2003 driven primarily by a $49 decrease in uncollectible expense, the result of improved collection performance between periods. Variable costs associated with selling also decreased as a result of the reduction in revenues. Partially offsetting these decreases were increases in employee healthcare, pension and post-retirement medical costs, as well as increased spending for advertising in response to a more competitive environment. Depreciation and amortization expense increased $2 during 2004 reflecting an increase in capitalized software.

UNUSUAL ITEMS EXCLUDED FROM SEGMENT NET INCOME

Unusual items that were excluded from this segment’s net income consisted of the following: in 2004 there were no unusual items; in 2003, unusual items of $(504) included the cumulative effect of change in accounting principle and severance and pension costs.

2003 compared to 2002

SEGMENT OPERATING REVENUES

Segment operating revenues decreased $107 from 2002 to 2003. The decrease included a reduction in print revenues due to lower overall spending by our advertisers. The decline in print revenue was partially offset by an increase in revenues from electronic media offerings, resulting from increased penetration of the print customer base. Sales agency commission revenues decreased slightly as the result of a discontinued line of business.

    Because of the accounting convention used for publishing revenue, the revenue decline during 2003 was primarily driven by the amortization of revenues from directories issued in 2002, and to a lesser extent from those issued in 2003. Revenues from directories issued in 2003 also de-

BELLSOUTH 2004      35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

clined when compared to their 2002 issues attributable to the factors discussed previously. Approximately 50% of the decline was recognized in the segment’s 2003 income statement, with the remainder to be recognized in 2004.

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

Liquidity and Financial Condition

DESCRIPTION OF CASH FLOWS

				Percent Change

				2003 vs.	2004 vs.
Net cash provided by (used for):	2002	2003	2004	2002	2003

Continuing Operations
Operating activities	$7,712	$7,883	$6,801	2.2	(13.7)
Investing activities	(1,912)	(2,706)	(13,560)	*	*
Financing activities	(4,443)	(4,679)	5,071	(5.3)	*
Discontinued Operations	72	428	(579)	*	*

*	Not meaningful

Continuing Operations

NET CASH PROVIDED BY OPERATING ACTIVITIES

Cash generated by operations decreased $1,082 in 2004 compared to the prior year due primarily to a $601 increase in income tax payments in 2004, a previously accrued payment of approximately $81 to MCI related to its bankruptcy settlement, a $77 payment associated with the ratification of our contract with CWA, $160 of cash expenses due to the hurricanes in 2004, and lower operating margins before depreciation and amortization in the Communications group. Operating income excluding depreciation and amortization in the Communications group decreased $393 in 2004 compared to the prior year. Partially offsetting these increased payments were decreases over prior year of $141 in other postretirement benefit funding and $45 in severance payments.

    Cash generated by operations increased $171 during 2003 compared to the prior year. The increase was driven primarily by lower severance payments and better receivables collections. Severance payments of $125 in 2003 declined $369 as compared to $494 of payments in 2002. During 2003, we enhanced our processes with respect to receivable collection management resulting in improved collections. Decreases in interest income, due to lower rates on our advance to Cingular and the loss of income on an advance to KPN were substantially offset by lower interest expense due to lower borrowings.
    Operating cash flows in the next few years will be negatively impacted by higher federal income tax payments as the timing of accelerated tax deprecation in recent years begins to reverse.

NET CASH USED FOR INVESTING ACTIVITIES

Capital expenditures

Capital expenditures consist primarily of (a) gross additions to property, plant and equipment having an estimated service life of one year or more, plus the incidental costs of preparing the asset for its intended use, and (b) gross additions to capitalized software.

    Our capital expenditures for continuing operations for 2000 through 2004 were as follows:

	Millions	% of Revenue

2000	$6,169	26.5
2001	$5,495	25.9
2002	$3,536	17.5
2003	$2,926	14.4
2004	$3,193	15.7

    The trend in capital spending levels over the past five years reflects targeted capital deployment and better unit pricing due to technological advances. The trend in spending for capitalized software has increased over the period driven by system enhancements to increase efficiencies and introduce new products. While spending levels

36      BELLSOUTH 2004

are expected to remain relatively flat as a percent of revenue, we expect a slight shift in the mix of capital expenditures toward broadband and other next-generation technologies, such as fiber optics and DSL.

    We expect expenditures for 2005 to be financed substantially through internal sources and, to the extent necessary, from external financing sources.

Other investing activities

During 2004, we contributed $14,410 to Cingular to fund its acquisition of AT&T Wireless. In addition, we loaned Cingular $666 under a revolving credit agreement to fund higher cash needs associated with the initial integration of AT&T Wireless. We received net proceeds of $3,020 in connection with the sale of eight of our Latin American operations. The sale of our investment in Sonofon resulted in proceeds of $634, including the repayment of a shareholder loan. Purchases and sales of short-term investments resulted in a cash inflow of $1,593. Purchases and sales of equity securities, primarily in our grantor trust, resulted in a net cash outlay of $492.

    Other 2003 investing activities include net proceeds of $1,458 resulting from an early repayment by KPN of the entire outstanding balance of the loan we had extended to them and the settlement of related currency swaps. In June 2003, we sold our entire interest in two real estate partnerships for net proceeds of $26. In conjunction with the sale, we received proceeds of $97 for the repayment of loans we had extended to the partnerships. During 2003, we purchased $194 in debt and equity securities and made net short-term investment purchases of $1,148.
    Other 2002 investing activities include receipt of $2,268 in proceeds from the sale of shares in Qwest and KPN as well as proceeds from a principal payment related to a loan to KPN. In addition, we contributed a total of $210 to equity affiliates, including $200 to Cingular. The $200 contribution related to income tax benefits realized by BellSouth associated with our investment in Cingular. We also made net purchases of short-term investments of $461.

NET CASH USED FOR FINANCING ACTIVITIES

Net borrowings of short-term and long-term debt of $7,057 during 2004 increased $9,337 over 2003, primarily due to financing our share of the purchase price of Cingular’s acquisition of AT&T Wireless. Cash used for the purchase of treasury shares declined $712 due to the expiration of the Company’s stock repurchase program in December 2003. Dividend payments increased $293 as compared to 2003 due to an increase in the annual dividend rate to $1.04 per share from $.87 per share in 2003. In December 2004, we called $400 of debt, which was redeemed in January 2005.

    Our debt to total capitalization ratio of 47.1% at December 31, 2004 increased from 43.1% at December 31, 2003, reflecting the net issuance of short-term and long-term debt, partially offset by a decrease in debt related to our discontinued operations and an increase in equity.
    Cash used for financing activities increased $236 during 2003 compared to 2002 due primarily to an increase in dividends paid of $148 and an increase in purchases of treasury shares of $267, partially offset by a reduction in debt pay downs of $176. During 2003, we paid dividends of $.87 per share totaling $1,608 and purchased 35.0 million shares of our common stock for $858. During 2002, we paid dividends of $.78 per share totaling $1,460 and purchased 22.3 million shares of our common stock for $591.
    We utilized cash in 2003 to pay down short-term borrowings by $431 and long-term notes by $1,849. Our debt to total capitalization ratio of 43.1% at December 31, 2003 decreased from 49.2% at December 31, 2002, reflecting both the $2.4 billion debt pay down for both short-term and long-term notes as well as an increase in equity due to earnings partially offset by dividends declared.

Discontinued Operations

    The following table includes cash flows from our discontinued operations:

	2002	2003	2004

Cash flows from operating activities	$534	$646	$561
Cash flows from investing activities	(256)	(140)	(997)
Cash flows from financing activities	(206)	(78)	(143)

Total cash flows from discontinued operations	$72	$428	$(579)

    Operating Activity — Cash flows from operations declined during 2004 impacted by working capital changes and to a lesser extent by foreign currency translation rate changes on cash balances. Cash flows from operations improved during 2003 reflecting improved margins compared to 2002 driven by growth in Ecuador, Colombia, and the currency recovery in Argentina.

    Investing Activity — Capital expenditures from our discontinued operations were $249 in 2002, $274 in 2003 and $225 in 2004. In addition to capital expenditures, 2004 investing activity included $793 in expenditures related to the purchase of interests and other rights of minority partners in Argentina, Colombia, Ecuador, and Venezuela. Investing activity in 2003 includes proceeds of $35 from the sale of our Colombian debt securities, $70 for the sale of two Brazilian operations, and $37 for the sale of equity securities. In addition to capital expenditures, 2002 investing activity includes a $94 payment related to a guarantee payment on a Brazilian loan offset by $90 of proceeds on sales of our investment in TCO.
    Financing Activity — Payments on outstanding borrowings were $158 in 2002, $78 in 2003, and $63 in 2004. Financing activity also included net payments to minority partners of $48 in 2002 and $80 in 2004.

BELLSOUTH 2004      37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

ANTICIPATED SOURCES AND USES OF FUNDS

General

The Communications group and Advertising & Publishing group generate substantially all of our consolidated cash provided by operating activities. These segments generate sufficient cash flow to fund their investing and financing activities. Should other investing opportunities arise, we believe we are well positioned to raise capital in the public debt markets.

    Our Board of Directors considers the cash dividend on a quarterly basis. Their objective is to maintain a competitive dividend balanced with an evaluation of projected free cash flow.
    At December 31, 2004, our long-term debt rating was A2 from Moody’s Investor Service and A from Standard and Poor’s. Our short-term debt rating at December 31, 2004 was P-1 from Moody’s and A-1 from Standard and Poor’s. During 2004, Moody’s reduced our long-term debt rating from A1 to A2. Moody’s indicated the rating was reduced because of the loss of financial flexibility due to the significantly increased debt levels associated with Cingular’s acquisition of AT&T Wireless, increasing competition that continues to erode profitability and the ability to generate free cash flow, and increasing capital expenditures associated with network upgrades which will negatively impact our ability to reduce debt over the near term. Moody’s outlook on both our short and long-term ratings remains negative. The reasons cited were our expanded competitive challenges in the wireline business which could erode our ability to reduce debt levels as planned and the possibility of lower earnings and cash flow at Cingular if the AT&T Wireless integration is more expensive and time consuming than anticipated. Standard and Poor’s also has a negative outlook on our long-term debt rating. The reasons given are increasing competition in our wireline business from the cable television companies, which could drive down pricing and squeeze operating margins, and near term pressures from the integration of AT&T Wireless.
    Our authorized commercial paper program as of December 31, 2004 was $10.5 billion, with $3.2 billion outstanding. We believe that we have ready access to the commercial paper market in the event funding in excess of our operating cash flows is needed. We also have a registration statement on file with the SEC under which $3.1 billion of long-term debt securities could be issued. Our sources of funds — primarily from operations and, to the extent necessary, from readily available external financing arrangements — are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the operating needs of our business for at least the next twelve months.

Domestic wireless

The Domestic Wireless segment, which consists entirely of our equity investment in Cingular, historically has not relied on BellSouth for funding its operations and capital program but has relied upon the debt capital markets. Effective August 1, 2004, BellSouth and SBC have agreed to finance our respective pro rata shares of Cingular’s capital and operating cash requirements based upon Cingular’s budget and forecasted cash needs. Cingular also terminated its bank credit facilities and ceased issuing commercial paper and long-term debt. As of December 31, 2004, we had outstanding advances under the line of credit of $666 to fund cash needs associated with the initial integration of AT&T Wireless. During 2005, we expect Cingular to pay down this advance and to distribute additional cash to its parent companies.

Cash management

BellSouth’s primary source of cash flow is dividends from its subsidiaries. Generally, we do not permit our subsidiaries to accumulate cash, requiring them to pay out either net income or cash flow available in the form of dividends. Any funding requirements for wholly owned domestic subsidiaries are fulfilled by BellSouth Corporation.

Debt instruments

PUBLICLY HELD INDEBTEDNESS

BellSouth and BellSouth Telecommunications currently have debt outstanding under various indentures that we have entered into over the past twelve years. None of these indentures contain any financial covenants. They do contain limitations that restrict the Company’s (or the affiliate of the company that is a party to the indenture) ability to create liens on their properties or assets (but not the properties or assets of their subsidiaries) except in specified circumstances. None of these indentures contains any provisions that are tied to the ratings assigned to the company or its affiliates by an external debt rating agency. Further, none of these indentures contains cross-default provisions.

    On October 4, 2004, we entered into a syndicated credit agreement that provides for lender commitments in the aggregate principal amount of $9.0 billion. As of December 31, 2004, aggregate lender commitments under that agreement had been reduced to approximately $2.0 billion. Of this amount, $1.0 billion expires on April 29, 2005 and the remaining amount expires on October 3, 2005. The agreement acts as a backup facility for our commercial paper program. In addition, we have a syndicated line of credit (together with the credit agreement, the “credit facilities”) in the amount of $1.5 billion. If the line of credit is not drawn and the term conversion is not exercised, the line of credit will expire on April 29, 2005. We expect to enter into a new syndicated line of credit on substantially similar terms. We do not have any balances outstanding under the line of credit.
    Except as described in this paragraph, the credit facilities contain no financial covenants or requirements for compensating balances. Further, the credit facilities do not contain any provisions that are tied to the ratings assigned

38      BELLSOUTH 2004

to us or our affiliates by an external debt rating agency. At our election, any outstanding borrowings may be converted to a one-year term loan, in which case the debt of the Company and its consolidated subsidiaries is not permitted to exceed 300% of consolidated earnings before interest, taxes, depreciation and amortization for the preceding four quarters. In addition, the credit facilities prohibit the Company and its significant subsidiaries from permitting liens to be placed on their properties or assets except in specified circumstances. If BellSouth or any of our subsidiaries defaults on any outstanding debt in excess of $200, an event of default will occur under the line of credit.

DISCONTINUED OPERATIONS

As of December 31, 2004, BellSouth Enterprises, a subsidiary of BellSouth, had guaranteed our Chilean operation’s $180 syndicated loan facility. This guarantee was terminated in January 2005 when we sold our Chilean operations to Telefónica Móviles.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

OFF-BALANCE SHEET ARRANGEMENTS

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

CONTRACTUAL OBLIGATIONS

The following table discloses aggregate information about our contractual obligations as of December 31, 2004 and the periods in which payments are due:

		Payments Due by Period

		Less than
	Total	1 year	2006-2008	2009-2011	After 2011

Debt maturing within 1 year	$5,475	$5,475	$ –	$ –	$ –
Long-term debt(1)	15,453	–	2,872	3,877	8,704
Interest on long-term debt	21,365	943	2,626	2,085	15,711
Operating leases	691	136	256	99	200
Unconditional purchase obligations(2)	3,102	723	1,599	780	–
Interest rate swaps(3)	(2)	(8)	2	4	–

Total contractual cash obligations	$46,084	$7,269	$7,355	$6,845	$24,615

(1)	The long-term debt amount above excludes $(77) of unamortized discounts and premiums included in long-term debt on the balance sheet as of December 31, 2004. Payments after the year 2011 include the final principal amount of $500 for the Zero-to-Full Debentures due in 2095, which have a carrying value of $232 as of December 31, 2004.
(2)	The total unconditional purchase obligation includes $472 related to agreements with Qwest and Accenture that do not stipulate annual minimum purchases. The agreement with Qwest expires in 2010 and the Accenture agreement expires in 2007. Of this amount, $6 is included in the 2006 - 2008 column and $466 is included in the 2009 - 2011 column.
(3)	The amounts due for the interest rate swaps and forward contracts are based on market valuations at December 31, 2004. Actual payments, if any, may differ at settlement date.

Pensions and other retiree benef its

As of December 31, 2004, our defined benefit pension plans were fully funded. Therefore, we do not currently anticipate any cash funding needs to meet minimum required funding thresholds. Over the past three years, funding for other retiree benefits was $493 in 2002, $563 in 2003, and $422 in 2004. We currently expect funding in 2005 to be in the range of $450 to $500.

OTHER POTENTIAL OBLIGATIONS

Several issues of long-term debt included in the table above contain embedded options which may require us to

BELLSOUTH 2004      39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

repurchase the debt or which may alter the interest rate associated with that debt. Please refer to Note I to our consolidated financial statements for further information on these instruments. Those issues, their amounts and the date of the related options, are as follows:

Issue	Amount	Date of Put Option

20-put-1 Securities	$1,000	Annually in April
Putable debentures	281	November 2006

RELATED PARTY TRANSACTIONS

We own an approximate 40% interest in Cingular. See Note E to our consolidated financial statements for a description of our relationship with Cingular.

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

The following table provides information, by maturity date, about our interest rate sensitive financial instruments, which consist of fixed and variable rate debt obligations and related interest rate derivatives. Fair values for the majority of our long-term debt obligations are based on quotes from dealers.

	Expected Maturity Date

								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value

Liabilities
Long-term debt:
Fixed Rate	$1.867	$1,299	$19	$621	$1,872	$10,434	$16,112	$17,149
Average interest rate	3.1%	5.2%	6.3%	5.7%	4.5%	6.4%	5.7%
Variable Rate	$335	$410	$500	–	–	–	$1,245	$1,245
Average interest rate	2.7%	2.9%	3.7%				3.2%

Interest Rate Derivatives
Interest Rate Swaps:
Variable to Fixed	$1,000	$–	$–	$–	$–	$–	$1,000	$(29)
Average pay rate	5.9%						5.9%
Average receive rate	3.0%						3.0%
Fixed to Variable	–	–	–	$600	$800	–	$1,400	$5
Average pay rate				5.5%	4.8%		5.1%
Average receive rate				5.8%	4.8%		5.2%

PROPORTIONAL DEBT

We own an approximate 40% interest in Cingular Wireless, and share joint control of the venture with SBC and, therefore, do not consolidate these operations. Our proportional debt, including our share of the face value of Cingular’s non-affiliate debt and capitalized leases at December 31, 2004, is shown in the table below.

Consolidated debt	$20,583
Plus: 40% of Cingular debt	5,099
Proportional debt	$25,682

40      BELLSOUTH 2004

Operating Environment

DOMESTIC ECONOMIC TRENDS

On average, the economy of our nine-state region tends to closely track the US economy. Real gross domestic product (GDP) grew at an average annual rate of 4.4 percent in 2004, compared with an increase of 3.0 percent in 2003. The improvement in the economy was marked by gains in personal consumption expenditures, residential construction, business investment in equipment and software, federal government spending, and exports. These gains were partly offset by an increase in imports. Nonagricultural employment increased 2.2 million during the year and the unemployment rate dipped to 5.4 percent in December from 5.7 percent a year earlier. The nation’s economic growth is expected to slow in 2005 to near 3.5 percent. Employment gains are expected to again exceed 2 million with the unemployment rate receding further to 5.2 percent in 2005.

    Nonagricultural employment in our nine-state region grew 1.4 percent during the year, and we anticipate a gain of 2.0 percent in 2005. Employment in the region has historically been closely correlated with various measures of BellSouth’s business performance. Residential construction activity has been very strong in the region and the nation. Through the third quarter of 2004, housing starts were on pace to reach 588 thousand, exceeding the 533 thousand reached in 2003. We expect a more moderate pace of construction activity for 2005.

WIRELINE REGULATORY ENVIRONMENT

The FCC regulates rates and other aspects of our provision of interstate telecommunications services, including international rates and interstate access charges. State regulatory commissions have jurisdiction over our provision of intrastate telecommunications services, including local and long distance rates and network access services. Access charges are designed to compensate our wireline subsidiaries for the use of their networks by other carriers. Our future operations and financial results will be substantially influenced by developments in a number of federal and state regulatory proceedings. Adverse results in these proceedings could materially affect our revenues, expenses and ability to compete effectively against other telecommunications carriers.

Regulatory Reform

Because traditional telecommunications providers such as BellSouth are subject to significantly more regulatory requirements than our competitors, we will encourage reform efforts before legislatures and regulatory agencies. As competition increases, our need for regulatory requirements whose burdens more nearly equal those of our competitors increases. We have encouraged both state and federal legislators and regulators to adopt reforms that prevent greater rate and service quality regulation of our services than is imposed on our competitors. In various dockets before the FCC, we have urged it to accord our broadband and Internet Protocol offerings a regulatory treatment more nearly like that it accords broadband offerings by the cable industry, and to forebear from old requirements, such as the Computer Inquiry requirements that require us to tariff and offer separately the telecommunications service portion of any information service we offer and that assume our telecommunications business is a monopoly.

    We expect significant regulatory reform debate in the jurisdictions where we provide traditional telecommunications service. We cannot predict the outcome of reform efforts. The continued imposition of unequal regulatory burdens could have an adverse effect on the results of operations.

Federal Regulatory Matters

The FCC regulates rates and other aspects of our provision of interstate telecommunications services. In addition, pursuant to the Telecommunications Act of 1996, the FCC has authority to establish policies for pricing and terms of interconnection between local exchange carriers and incumbent local exchange carriers, such as BellSouth. Prior to 1996, this activity had been mostly the exclusive jurisdiction of the state regulatory commissions. The states now set the rates and establish terms for interconnection within the policy framework ordered by the FCC. We expect the FCC to continue policies that promote local service competition.

FCC INTERCONNECTION, UNBUNDLING AND PRICING RULES

Under the 1996 Act, the FCC is required to consider the extent to which we must make elements of our network available to other providers of local service. The FCC can require access to proprietary network elements only when “necessary”. For non-proprietary network elements, the FCC can order access only when failure to do so will impair the ability of the requesting carrier to provide services. The elements provided under these requirements are known as unbundled network elements, or “UNEs”. The FCC also establishes the pricing policy for elements. The policy currently in effect is TELRIC (an acronym for Total Element Long-Run Incremental Cost), which assumes a hypothetical, lowest costs, most efficient network for purposes of establishing prices for elements. The states have set prices for elements under this policy since 1996. The FCC’s unbundling and pricing requirements have caused us to provide service to competitors at deeply discounted artificial prices, often below actual costs.

    The FCC adopted UNE rules in 1996, 1999 and 2003. On each occasion, the rules required significant unbundling of our loop, switching and transmission facilities. Although we implemented the unbundling requirements as they were adopted, we also participated in appeals that challenged

BELLSOUTH 2004      41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

their validity, and the courts generally invalidated the unbundling requirements on each occasion.

    Because we implemented the rules before the courts found them invalid, we still have many contracts under which we continue to provide UNEs, including the unbundled network element platform, or UNE-P. As the rules were invalidated, we pursued the options provided by law and our contracts to reform our UNE offerings. In response to the most recent invalidation and in addition to pursuing legal options, we also have offered competitors commercial and tariffed services that would replace the services required by the invalidated rules. These offerings have market-based prices and require longer term commitments. We currently have approximately 45 commercial contracts with CLEC customers through which our former UNE-P service is replaced with a mutually acceptable commercial offering.
    The most recent invalidation of the FCC rules became effective on June 16, 2004. The FCC in August issued an interim order that required incumbent local carriers such as BellSouth to continue operating under the terms of their interconnection contracts until new rules were adopted or March 2005, whichever occurs first. The FCC announced new rules in December 2004 and, in February 2005, released its order with the new rules. Its action effectively relieves us of the obligation to accept new UNE-P orders after March 10, 2005, and provides a 12-month transition period to phase out existing UNE-P service. The order also generally requires us to offer as UNEs certain high capacity loop and transport services that competitors use to serve business customers. The obligation to provide the services as UNEs does not apply if the wire centers we use to provide the service meet certain thresholds. However, only a very small percentage of BellSouth’s wire centers meet these thresholds. The FCC’s action also permits competitors to convert qualifying higher priced special access tariff services they currently use to the lower-priced UNE services. Depending on the extent to which competitors can and do choose to order these UNEs or convert existing tariff services to UNEs, we could experience a material adverse effect on operations.
    We believe the action requiring unbundling of high-capacity loop and transport services is a violation of earlier court orders, and we, along with other incumbent carriers, have challenged the action in the D.C. Circuit Court of Appeals. The Court has not set a schedule for considering the case. Other parties may challenge other provisions of the order through appeal or requests for reconsideration. If the outcome of those actions requires us to increase the number or scope of UNEs we must provide or allows competitors greater ability to substitute UNEs for special access services, or contains other negative findings, we could experience a material adverse effect on revenues and results of operations.
    In its 2003 unbundling decision, the FCC refused to require incumbents to unbundle the packet switching facilities used to provide broadband service, and also declined to require unbundling of newly constructed fiber loops that connect at the customer premises. In October, in response to a BellSouth request, the FCC adopted a new rule that also frees certain “fiber to the curb” (FTTC) installations from unbundling requirements. Under the new rule, where BellSouth and other incumbent companies install fiber optic technology within 500 feet of a residential customer’s premises, the installation is not subject to the FCC’s unbundling rules.
    The FCC has established a proceeding to consider modification of TELRIC. We are participating in the proceeding and encouraging the adoption of a methodology that allows appropriate recovery of the costs of operating an actual network. To the extent the rules resulting from the proceeding do not allow recovery of the costs of operating an actual network, we will continue to experience an adverse effect on revenues and results of operations.
    On January 31, 2005, the FCC released a notice of proposed rulemaking addressing its special access pricing flexibility rules and criteria to obtain relief, as well as regulation of special access services under federal price cap regulation. Potential revenue loss from an adverse decision could be material.

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

    We continue to participate in FCC examinations of further access reform. The FCC has undertaken a comprehensive examination of intercarrier compensation – the payments among telecommunications carriers resulting from use of their respective interconnecting networks. In general, there are two classes of intercarrier compensation: (1) reciprocal compensation that applies to local calls; and (2) access charges that apply to long distance calls. The objective of the FCC’s comprehensive examination is to examine existing rules pertaining to intercarrier compensation and explore alternative forms of intercarrier compensation. This

42      BELLSOUTH 2004

examination could lead to permanent changes in the way carriers compensate one another and in the way carriers receive compensation from their end-user customer. In February, the FCC announced that it would consider seven policy models submitted by various commenters, each of which would significantly reform intercarrier compensation. We expect the FCC will also reconsider its methodology and rates for reciprocal compensation as part of this comprehensive intercarrier compensation reform. See “– Reciprocal Compensation” below.

    There are other aspects of access charges and universal service fund contribution requirements that continue to be considered by state and federal commissions that could result in greater expense levels or reduced revenues.

UNIVERSAL SERVICE

In 1998, the FCC’s universal service order established funding mechanisms for high-cost and low-income service areas. Telecommunications companies are required to pay a specific percentage of their interstate and international revenues into the Universal Service Fund to support the four established programs. All long distance companies, local telephone companies, paging companies, payphone providers and wireless telephone companies must contribute to the Universal Service Fund. We began contributing to the new funds in 1998. During 2004, our wireline operations contributed $307 to the Universal Service Fund. The FCC does not require contributing companies to recover their contributions directly from customers. Like many other companies, however, BellSouth has chosen to recover universal costs directly from end-users.

    The FCC’s universal service mechanism for non-rural carriers serving high-cost, low-income areas is designed to ensure that customers in those areas receive telephone service at affordable rates. BellSouth is receiving high-cost support for service to residents in Alabama, Kentucky and Mississippi.
    The universal service order also established significant discounts to be provided to eligible schools and libraries for all telecommunications services, internal connections and Internet access. Further, it established support for rural health care providers so that they may pay rates comparable to those that urban health care providers pay for similar services. Industry-wide annual costs of the entire universal service program, estimated at approximately $6 billion, are to be funded out of the federal universal service fund.

RECIPROCAL COMPENSATION

Following the enactment of the 1996 Act, our telephone company subsidiary, BST, and various competitive local exchange carriers entered into interconnection agreements providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. These agreements were the subject of litigation before various regulatory commissions. After an FCC ruling in April 2001 prescribing new rates, BellSouth settled its claims with competitors for traffic occurring through mid-June 2001, and entered into agreements that contained the FCC rates for traffic occurring from mid-June 2001 forward. The District of Columbia Circuit Court of Appeals, in the second quarter of 2002, remanded the ruling to the FCC to implement a rate methodology consistent with the Court’s opinion. Although it has not issued an order responding to the Court’s 2002 opinion, the FCC, in October 2004, granted a request by a competitor to forbear from applying certain compensation caps and new market rules required by its April 2001 decision. We expect that the FCC will reconsider the rates and methodology for reciprocal compensation as part of its comprehensive evaluation of intercarrier compensation, and we do not currently expect any change in reciprocal compensation rates to have a material effect on results of operations.

BROADBAND REGULATION

The FCC has pending dockets in which it is considering the regulatory classification of broadband service. Specifically, it is looking at whether broadband service should be deemed a regulated telecommunications service or a non-regulated information service. The FCC and various state public service commissions are considering what rules and regulations should apply to voice over Internet protocol (VoIP) services. We are unable to predict the outcome of these proceedings. Because wireline telephony is transitioning toward broadband services, the materiality of the outcome of these proceedings to us is increasing over time.

SECTION 272 CLAIM

In December 2004, the FCC partially granted and otherwise dismissed July 2004 claims of AT&T that two optional discount special access tariffs violated various provisions of the Communications Act. The FCC held that one of the tariffs, the Transport Savings Plan, was unlawful under Section 272 of the Act, which governs dealings between BST and our long distance affiliate. That tariff, originally filed in 1999, provided an overlay discount for carriers that accepted its terms, which included a five year commitment, a commitment for a defined amount of spending on special access, and shortfall charges if commitments were not met. The FCC held that the discount structure in the tariff was insufficiently related to cost, and unduly favored a class of carriers (including our long distance affiliate) with relatively lower volume special access spending, and discriminated against carriers with relatively higher volumes. The FCC dismissed the other claims associated with the Transport Savings Plan, and dismissed all claims associated with the second tariff. We do not agree with the FCC’s finding, and appealed its decision to the D.C. Circuit Court of Appeals. We do not believe that AT&T has suffered any damages, and we

BELLSOUTH 2004      43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

believe that any such claims would be barred in whole or in part by various provisions of law. At this time, however, neither the likely outcome of the appeal nor AT&T’s potential damages claim can be predicted, and therefore no reasonable estimate of loss, if any, can be made.

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

    While some plans are not subject to either review or renewal, other plans contain specified termination dates and/or review periods. Upon review or renewal, a regulatory commission could attempt to require substantial modifications to prices and other terms of these plans. During 2004, our plans in Alabama, Kentucky and Mississippi were updated without material modification. A review of our North Carolina plan is pending.
    Beginning in 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission (PSC) under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new state statute, adopted subsequent to the PSC’s approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the PSC. The election became effective during August 1999. The South Carolina Consumer Advocate petitioned the PSC seeking review of the level of our earnings during the 1996-1998 period when we operated under the subsequently invalidated price regulation plan. The PSC dismissed the petition in November 1999 and issued orders confirming the vote in February and June of 2000. In July 2000, the Consumer Advocate appealed the PSC’s dismissal of the petition. In January 2004, the court hearing the appeal affirmed the PSC’s decision. An appeal of this decision to the South Carolina Supreme Court was filed in March 2004. In April 2004, BellSouth entered into agreements that completely terminated the litigation. Under the terms of the settlement, BellSouth refunded $50 to its South Carolina end user customers in 2004. BellSouth agreed to settle the case to avoid further expensive litigation and uncertainty relating to the outcome of the litigation. The settlement is not an admission of liability.

OTHER STATE REGULATORY MATTERS

In each of our states, we are subject to performance measurement plans that measure our service performance to competitors against certain benchmarks and our own retail performance. When we do not meet the relevant standards, we make payments to the competitors or the State’s treasury. In some states, if we continuously fail to meet certain criteria, we also would suspend our marketing and sale of long distance services. We made immaterial payments in all states in 2003 and 2004, and likely will make immaterial payments in 2005. The plans are reviewed regularly for necessary changes.

WIRELESS REGULATORY ENVIRONMENT

Overview

The FCC regulates the licensing, construction, operation, acquisition and transfer of wireless systems in the US pursuant to the Communications Act of 1934 (Communications Act) and its associated rules, regulations and policies.

    To obtain the authority to have the exclusive use of radio frequency spectrum in an area within the US, wireless communications systems must be licensed by the FCC to operate the wireless network and wireless devices in assigned spectrum segments and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. These rules and policies, among other things:

•	regulate Cingular’s ability to acquire and hold radio spectrum licenses or to lease spectrum;
•	impose technical obligations on the operation of Cingular’s network;
•	impose requirements on the ways Cingular provides service to and communicates with its customers;
•	regulate the interconnection of Cingular’s network with the networks of other carriers;
•	obligate Cingular to permit resale of its services by resellers, if it offers resale opportunities, and to serve roaming customers of other wireless carriers; and
•	impose a variety of fees and charges on Cingular’s business that are used to finance numerous regulatory programs and a substantial part of the FCC’s budget.
Licenses are issued for only a fixed period of time, typically 10 years. Consequently, Cingular must periodically seek renewal of those licenses. The FCC will award a renewal expectancy to a wireless licensee that has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. The FCC has routinely renewed wireless licenses in the past. However,

44      BELLSOUTH 2004

the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. Violations of FCC rules may also result in monetary penalties or other sanctions. FCC rules provide that applications competing with a license renewal application may be considered in comparative hearings and establish the qualifications for competing applications and the standards to be applied in hearings.

    Wireless systems are subject to Federal Aviation Administration and FCC regulations governing the location, lighting and construction of transmitter towers and antennas and are subject to regulation under federal environmental laws and the FCC’s environmental regulations, including limits on radio frequency radiation from wireless handsets and towers. Zoning and land use regulations, including compliance with historic preservation requirements, also apply to tower siting and construction activities.

Recent Regulatory Developments

The FCC eliminated the rules limiting the amount of spectrum a wireless carrier can own in a market effective January 1, 2003. It has not yet replaced these spectrum limits with published rules or guidelines setting forth how the FCC will review carriers’ spectrum aggregations. The FCC also eliminated the prohibition on ownership of both cellular licenses by a single entity except it will review on a case-by-case basis applications for authority to own both cellular licenses in a rural area. Certain acquisitions of spectrum would remain subject to approval of the US Department of Justice.

    The FCC has imposed rules requiring carriers to provide emergency 911 services, including enhanced 911 services that provide to local public safety dispatch agencies the caller’s communications number and approximate location. Providers are required to transmit the geographic coordinates of the customer’s location within accuracy parameters set forth by the FCC, either by means of network-based or handset-based technologies. Providers may not demand cost recovery as a condition of doing so, although they are permitted to negotiate cost recovery if it is not mandated by the state or local governments. Because of the delayed availability of vendor equipment that could reasonably be relied upon to comply with the FCC’s location accuracy rules, Cingular and other wireless carriers negotiated settlement arrangements with the FCC that modified compliance standards and deadlines.
    The FCC has established federal universal service requirements that affect commercial mobile radio service operators. Under the FCC’s rules, commercial mobile radio service providers are potentially eligible to receive universal service subsidies for the first time; however, they are also required to contribute to the federal universal service fund and may be required to contribute to state universal service funds. Contributions into the federal fund are based on the interstate and international revenues generated by the properties owned by a commercial mobile radio service provider. For 2004, Cingular had payment obligations into the federal universal service fund of approximately $415. Because the amount that Cingular is required to pay into the fund is based on revenues generated by its properties, we anticipate that this amount should continue to increase over time. Cingular recovers most of this expense from its customers. Many states also are moving forward to develop state universal service fund programs. A number of these state funds require contributions, varying greatly from state to state, from commercial mobile radio service providers. If these programs expand they will impose a correspondingly growing expense on Cingular’s business. As mentioned, commercial mobile radio service providers are now eligible to receive universal service subsidies if federal and state conditions are met. Cingular is planning to pursue this funding in states where the corresponding regulatory burdens do not exceed the benefits of the subsidies.
    In November 2003, the FCC’s rules on wireless local number portability became operative, enabling wireless customers to keep their wireless number when switching to another carrier. These rules have increased competition, costs and customer churn across the industry.
    The FCC has adopted rules requiring wireless providers to provide functions to facilitate electronic surveillance by law enforcement officials pursuant to the Communications Assistance for Law Enforcement Act of 1995. These obligations are likely to result in significant costs to Cingular for the purchase, installation and maintenance of network software and other equipment needed.
    The Communications Act and the FCC’s rules grant various rights and impose various obligations on commercial mobile radio service providers when they interconnect with the facilities of local exchange carriers. Generally, commercial mobile radio service providers are entitled to “reciprocal compensation” in connection with the termination of wireline-originated local traffic, in which they are entitled to collect the same charges for terminating wireline-to-wireless local traffic on their system similar to the charges that the local exchange carriers levy for terminating wireless-to-wireline local calls. Interconnection agreements are typically negotiated by carriers, but in the event of a dispute, state public utility commissions, courts and the FCC all have a role in enforcing the interconnection provisions of the Communications Act. Although Cingular has interconnection agreements in place with the major local exchange carriers in virtually all of its service areas, those agreements are subject to modification, expiration or termination in accordance with their terms. Moreover, Cingular is negotiating and must continue to negotiate interconnection agreements with a number of independent telephone companies in its service areas. Until these agreements are concluded, Cingular must accrue for contractual liabilities associated with the resulting unpaid invoices from those companies. Additionally, as Cingular expands its coverage footprint, Cingular will be required to negotiate interconnection arrangements with other wireline carriers.

BELLSOUTH 2004      45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

State Regulation and Local Approvals

With the rapid growth and penetration of wireless services has come a commensurate surge of interest on the part of state legislatures and state public utility commissions and local governmental authorities in regulating the domestic wireless industry. This interest has taken the form of efforts to regulate customer billing, termination of service arrangements, advertising, filing of “informational” tariffs, certification of operation, use of handsets when driving, service quality, sales practices, and many other areas. We anticipate that this trend will continue. It will require Cingular to devote legal and other resources to working with the states to respond to their concerns while minimizing any new regulation that could increase Cingular’s costs of doing business.

    While the Communications Act generally preempts state and local governments from regulating entry of, or the rates charged by, wireless carriers, it also permits a state to petition the FCC to allow it to impose commercial mobile radio service rate regulation when market conditions fail adequately to protect customers and such service is a replacement for a substantial portion of the telephone wireline exchange service within a state. No state currently has such a petition on file. In addition, the Communications Act does not expressly preempt the states from regulating the “terms and conditions” of wireless service.
    Several states have invoked this “terms and conditions” authority to impose or propose various consumer protection regulations on the wireless industry. California’s recently enacted rules are potentially quite costly. States also may impose their own universal service support requirements on wireless and other communications carriers, similar to the requirements that have been established by the FCC. At the local level, wireless facilities typically are subject to zoning and land use regulation. Neither local nor state governments may categorically prohibit the construction of wireless facilities in any community or take actions, such as indefinite moratoria, which have the effect of prohibiting construction. Nonetheless, securing state and local government approvals for new tower sites has been and is likely to continue to be difficult, lengthy and costly.
    In addition, state commissions continue their efforts to conserve telephone numbering resources. These efforts may impact wireless service providers disproportionately by imposing additional costs or limiting access to numbering resources. Examples of state conservation methods include number pooling, number rationing and code sharing. In many non-top 100 markets, the supply of new numbers is inadequate to meet growing customer demands, but states have been and continue to be reluctant to deploy new area codes.
    Further, states have become more active in imposing new taxes on wireless carriers, such as gross receipts taxes, and fees for items such as the use of public rights of way. These taxes and fees are generally passed through to Cingular’s customers and result in higher costs to its customers.

COMPETITION

There are many competitive forces that impact our businesses. The Telecommunications Act of 1996 removed the regulatory barriers to local service competition in the wireline market and required incumbent carriers such as us to open our networks to other carriers.

    Competitors primarily utilize our local wireline network under two methods: resale and through the use of UNE platform. Lines provided on a resale basis include all of the components necessary for a wholesale customer to provide complete service delivery to an end-user. UNEs represent components of our network that wholesale customers may combine with components of their own networks, or with other UNEs purchased from us (referred to as a UNE platform or UNE-P) to allow complete service delivery to an end-user. Wholesale UNE prices are based on a forward-looking cost model and the premise of a most efficient, least cost network design. Because the pricing is not based on actual cost, certain costs that exist in today’s network are not adequately addressed in the calculations. The impact of competitors’ use of UNEs and the UNE platform on us is two-fold in that it results in lower revenue per access line and has a detrimental impact on our margins as we retain the actual level of costs to maintain and to service the access line. The impact is amplified due to the competitors’ fashioning service bundles that target high revenue customers. Under the legacy framework of state PSC-mandated subsidies, business rates are artificially higher in order to subsidize lower residence and rural rates. In addition, revenues from non-UNE sources such as switching and calling features as well as complimentary services such as inside wire maintenance, operator services and directory assistance, are lost to UNE-P provisioned lines.
    We plan to compete through aggressive marketing, competitive pricing, bundled services, technical innovation and customer service. We will offer consumers a full range of services-local, long distance, Internet access, wireless and more-while remaining committed to our high level of customer service and value.
    Cingular’s ability to compete successfully will depend, in part, on the quality of its network, customer service, and sales and distribution channels, as well as its marketing efforts and ability to anticipate and respond to various competitive factors affecting the industry. These factors include the introduction of new services and technologies, changes in consumer preferences, demographic trends, economic conditions, pricing strategies of competitors and its ability to take advantage of its wireless/wireline service area overlap with BellSouth and SBC. As a result of competition, Cingular has in the past and may in the future be required to:

•	increase its spending to retain customers;
•	restructure its service packages to include more compelling products and services;
•	further upgrade its network infrastructure and the handsets Cingular offers; and

46      BELLSOUTH 2004

•	increase its advertising, promotional spending, commissions and other customer acquisition costs.

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note B to our consolidated financial statements for a description of new accounting pronouncements.

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

DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT

See Note H to our consolidated financial statements for more information regarding costs and assumptions for property, plant and equipment.

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

Sensitivity analysis

The effect of a one year change in the useful lives of our telephone plant accounts is shown below:

2005 Depreciation Expense
Higher/(Lower)

Increasing economic life by one year	$(290)
Decreasing economic life by one year	360

PENSIONS

See Note L to our consolidated financial statements for more information regarding costs associated with employee retirement benefits.

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

Assumptions and approach used

The assumptions in developing the required estimates include the following key factors:

•	Discount rates
•	Inflation
•	Salary growth
•	Expected return on plan assets
•	Retirement rates
•	Mortality rates

BELLSOUTH 2004      47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

The discount rate enables us to state expected future cash flows at a present value on the measurement date. We are required to select a rate that represents the market rate for high-quality fixed income investments and considers the timing and amounts of our expected future benefit payments. A lower discount rate increases the present value of benefit obligations and usually increases expense. However, the expense impact for our plans currently has an opposite impact (lower discount rate decreases expense). This impact occurs because our plan is currently within the specified corridor that under accounting rules does not require us to amortize the discount rate assumption change as it relates to the obligation but we do receive the benefit of lower interest rates in calculating the current period interest component of net periodic pension cost. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan assets reflects asset allocations, investment strategy and the views of investment managers and other large pension plan sponsors. For 2003, we reduced our estimated return on plan assets to 8.5% reflecting lower expected long-term market returns. Retirement and mortality rates are based primarily on actual plan experience. The effects of actual results differing from our assumptions are accumulated and amortized into the income statement in future periods in accordance with the pension accounting rules.

Sensitivity analysis

The effect of the change in the selected assumptions is shown below:

	Percentage	December 31, 2004
	Point	Obligation	2005 Expense
Assumption	Change	Higher/(Lower)	Higher/(Lower)

Discount rate	+/- 0.5 pts.	$(454)/$472	$18/$(21)
Expected return on assets	+/- 1.0 pts.	–	(151)/151

OTHER POSTRETIREMENT BENEFITS

See Note L to our consolidated financial statements for more information regarding costs associated with postretirement benefits.

Nature of estimates required

We provide certain medical, dental and life insurance benefits to substantially all retired employees under various plans and accrue actuarially determined postretirement benefit costs as active employees earn these benefits. For postretirement benefit plans, the benefit obligation is the “accumulated postretirement benefit obligation,” the actuarial present value as of a date of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to that date. The measurement of our obligations associated with postretirement benefits (e.g., retiree health care) is dependent on a variety of assumptions. This includes estimating the present value of projected future payments to plan participants, net of projected government prescription drug subsidy receipts, and consideration of the likelihood of potential future events such as demographic experience. These assumptions may have an effect on the amount and timing of future payments. Additionally, the plan trustee conducts an independent valuation of the fair value of plan assets.

Assumptions and approach used

Our contract with the CWA provides for contractual limits on the company-funded portion of retiree medical costs (referred to as “caps”). We have waived the premiums in excess of the caps during the current and past contract periods and, therefore have not collected contributions from those non-management retirees in effect creating a substantive plan. Based on this past practice, we determine the future obligation based on this substantive plan. Accordingly, we calculate the obligation for non-management retiree medical costs as if there were no caps.

    The assumptions used in developing the required estimates include the following key factors:

•	Discount rates
•	Health care cost trends
•	Inflation
•	Expected return on plan assets
•	Retirement rates
•	Mortality rates
•	Actuarial equivalence for purposes of the Medicare Prescription Drug, Improvement and Modernization Act

    The discount rate enables us to state expected future cash flows at a present value on the measurement date. We are required to select a rate that represents the market rate for high-quality fixed income investments and considers the timing and amounts of our expected future benefit payments. A lower discount rate increases the present value of benefit obligations and expense. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Our inflation assumption is based on an evaluation of external market indicators. The expected return on plan assets reflects asset allocations, investment strategy and the views of investment managers and other large plan sponsors. Retirement and mortality rates are based primarily on actual plan experience. Actuarial equivalence was based on comparing the Medicare Part D standard drug coverage and premiums to BellSouth’s retiree prescription drug coverage and premiums. We calculated the actuarial values based on our specific experience combined with published nationwide statistics. The effects of actual results differing from our assumptions are accumulated and amortized into the income statement in future periods in

48      BELLSOUTH 2004

accordance with the other postretirement benefits accounting rules.

Sensitivity analysis

The effect of the indicated increase/decrease in the selected assumptions is shown below:

	Percentage	December 31, 2004
	Point	Obligation	2005 Expense
Assumption	Change	Higher/(Lower)	Higher/(Lower)

Discount rate	+/- 0.5 pts.	$(648)/$693	$(42)/$43
Health care cost trend	+/- 1.0 pts.	1,251/(1,030)	187/(143)

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
    While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

•	a change in economic conditions in the markets where we operate or have material investments which could affect demand for our services;
•	the impact and the success of Cingular Wireless, our wireless joint venture with SBC, including marketing and product development efforts, technological changes and financial capacity;
•	Cingular Wireless’ failure to realize, in the amounts and within the timeframe contemplated, the capital and expense synergies and other financial benefits expected from its acquisition of AT&T Wireless as a result of technical, logistical, regulatory and other factors;
•	changes in laws or regulations, or in their interpretations, which could result in the loss, or reduction in value, of our licenses, concessions or markets, or in an increase in competition, compliance costs or capital expenditures;
•	continued pressures on the telecommunications industry from a financial, competitive and regulatory perspective;
•	the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;
•	changes in the federal and state regulations governing the terms on which we offer retail and wholesale services;
•	continued successful penetration of the interLATA long distance market;
•	the impact on our business of consolidation in the wireline and wireless industries in which we operate;
•	the issuance by the Financial Accounting Standards Board or other accounting bodies of new accounting standards or changes to existing standards;
•	changes in available technology that increase the impacts of technology substitution;
•	higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;
•	the outcome of pending litigation; and
•	unanticipated higher capital spending from, or delays in, the deployment of new technologies.

BELLSOUTH 2004      49

CONSOLIDATED STATEMENTS OF INCOME

BELLSOUTH CORPORATION

	For the years ended December 31,

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2002	2003	2004

Operating Revenues:
Communications Group	$18,226	$18,255	$18,239
Advertising & Publishing Group	1,921	2,033	2,005
All other	60	53	56

Total Operating Revenues	20,207	20,341	20,300

Operating Expenses:
Cost of services and products (excludes depreciation and amortization shown separately below)	6,670	6,991	7,520
Selling, general, and administrative expenses	3,891	3,777	3,816
Depreciation and amortization	4,202	3,811	3,636
Provisions for restructuring and asset impairments	990	205	39

Total Operating Expenses	15,753	14,784	15,011

Operating income	4,454	5,557	5,289
Interest expense	1,066	947	916
Net earnings of equity affiliates	542	452	68
Gain (loss) on sale of operations	1,335	–	462
Other income (expense), net	102	362	283

Income from Continuing Operations Before Income Taxes, Discontinued Operations and Cumulative Effect of Changes in Accounting Principle	5,367	5,424	5,186
Provision for Income Taxes	1,892	1,936	1,792

Income from Continuing Operations Before Discontinued Operations and Cumulative Effect of Changes in Accounting Principle	3,475	3,488	3,394
Income (Loss) from Discontinued Operations, Net of Tax	(867)	101	1,364
Income Before Cumulative Effect of Changes in Accounting Principle	2,608	3,589	4,758
Cumulative Effect of Changes in Accounting Principle, Net of Tax	(1,285)	315	–

Net Income	$1,323	$3,904	$4,758

Weighted-Average Common Shares Outstanding:
Basic	1,870	1,848	1,832
Diluted	1,876	1,852	1,836
Basic Earnings Per Share:
Income from Continuing Operations Before Discontinued Operations and Cumulative Effect of Changes in Accounting Principle	$1.86	$1.89	$1.85
Discontinued Operations, net of tax	$(.46)	$.05	$.74
Cumulative Effect of Accounting Changes, net of tax	$(.69)	$.17	$—
Net Income	$.71	$2.11	$2.60
Diluted Earnings Per Share:
Income from Continuing Operations Before Discontinued Operations and Cumulative Effect of Changes in Accounting Principle	$1.85	$1.88	$1.85
Discontinued Operations, net of tax	$(.46)	$.05	$.74
Cumulative Effect of Accounting Changes, net of tax	$(.68)	$.17	$—
Net Income*	$.71	$2.11	$2.59
Dividends Declared Per Common Share	$.79	$.92	$1.06

*	Net income per share may not sum due to rounding

The accompanying notes are an integral part of these consolidated financial statements.

50      BELLSOUTH 2004

CONSOLIDATED BALANCE SHEETS

BELLSOUTH CORPORATION

	December 31,

(IN MILLIONS)	2003	2004

ASSETS
Current Assets:
Cash and cash equivalents	$2,947	$680
Short-term investments	1,609	16
Accounts receivable, net of allowance for uncollectibles of $496 and $317	2,870	2,559
Material and supplies	375	321
Other current assets	1,048	1,055
Assets of discontinued operations	–	1,068

Total current assets	8,849	5,699

Investments in and advances to Cingular	7,679	22,771
Property, plant and equipment, net	23,807	22,039
Other assets	6,977	7,400
Intangible assets, net	2,297	1,587
Goodwill	93	–

Total assets	$49,702	$59,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Debt maturing within one year	$3,491	$5,475
Accounts payable	1,339	1,047
Other current liabilities	3,628	3,018
Liabilities of discontinued operations	–	830

Total current liabilities	8,458	10,370

Long-term debt	11,489	15,108

Noncurrent liabilities:
Deferred income taxes	5,349	6,492
Other noncurrent liabilities	4,694	4,460

Total noncurrent liabilities	10,043	10,952

Shareholders’ equity:
Common stock, $1 par value (8,650 shares authorized; 1,830 and 1,831 shares outstanding)	2,020	2,020
Paid-in capital	7,729	7,840
Retained earnings	16,540	19,267
Accumulated other comprehensive income (loss)	(585)	(157)
Shares held in trust and treasury	(5,992)	(5,904)

Total shareholders’ equity	19,712	23,066

Total liabilities and shareholders’ equity	$49,702	$59,496

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH 2004      51

CONSOLIDATED STATEMENTS OF CASH FLOWS

BELLSOUTH CORPORATION

	For the years ended December 31,

(IN MILLIONS)	2002	2003	2004

Cash Flows from Operating Activities:
Income from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	$3,475	$3,488	$3,394
Adjustments to reconcile income to cash provided by operating activities from continuing operations:
Depreciation and amortization	4,202	3,811	3,636
Provision for uncollectibles	795	523	384
Net losses (earnings) of equity affiliates	(542)	(452)	(68)
Deferred income taxes and investment tax credits	1,330	788	1,081
Pension income	(825)	(534)	(484)
Pension settlement losses	167	47	–
Stock-based compensation expense	161	124	116
(Gain) loss on sale of operations	(1,335)	–	(462)
Net losses (gains) on sale or impairment of equity securities	370	7	4
Curtailment and termination benefit charges	60	–	–
Unbilled receivable adjustment	163	–	–
Asset impairments	302	52	–
Net change in:
Accounts receivable and other current assets	(261)	(81)	(419)
Accounts payable and other current liabilities	(360)	55	(680)
Deferred charges and other assets	46	299	(79)
Other liabilities and deferred credits	10	(276)	159
Other reconciling items, net	(46)	32	219

Net cash provided by operating activities from continuing operations	7,712	7,883	6,801

Cash Flows from Investing Activities:
Capital expenditures	(3,536)	(2,926)	(3,193)
Purchase of short-term investments	(1,302)	(3,439)	(3,770)
Proceeds from sale of short-term investments	841	2,291	5,363
Proceeds from sale of operations	–	–	3,392
Proceeds from sale of debt and equity securities	1,383	27	286
Investments in debt and equity securities	(36)	(194)	(632)
Proceeds from repayment of loans and advances	885	1,899	129
Net short term advances to Cingular	–	–	(666)
Settlement of derivatives on advances	85	(352)	(17)
Investments in and advances to equity affiliates	(210)	–	(14,445)
Other investing activities, net	(22)	(12)	(7)

Net cash used for investing activities from continuing operations	(1,912)	(2,706)	(13,560)

Cash Flows from Financing Activities:
Net borrowings (repayments) of short-term debt	(1,307)	(431)	1,738
Proceeds from the issuance of long-term debt	–	–	6,078
Repayments of long-term debt	(1,149)	(1,849)	(759)
Dividends paid	(1,460)	(1,608)	(1,901)
Purchase of treasury shares	(591)	(858)	(146)
Other financing activities, net	64	67	61

Net cash used in financing activities from continuing operations	(4,443)	(4,679)	5,071

Net (decrease) increase in cash and cash equivalents from continuing operations	1,357	498	(1,688)
Net (decrease) increase in cash and cash equivalents from discontinued operations	72	428	(579)

Net (decrease) increase in cash and cash equivalents	1,429	926	(2,267)
Cash and cash equivalents at beginning of period	592	2,021	2,947

Cash and cash equivalents at end of period	$2,021	$2,947	$680

The accompanying notes are an integral part of these consolidated financial statements.

52      BELLSOUTH 2004

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME

BELLSOUTH CORPORATION

	Number of Shares		Amount

						Accum.
						Other
		Shares				Compre-	Shares	Guar-
		Held in				hensive	Held in	antee
	Common	Trust and	Common	Paid-in	Retained	Income	Trust and	of ESOP
(IN MILLIONS)	Stock	Treasury(a)	Stock	Capital	Earnings	(Loss)	Treasury(a)	Debt	Total

Balance at December 31, 2001	2,020	(143)	$2,020	$7,368	$14,805	$(294)	$(4,996)	$(145)	$18,758

Net Income					1,323				1,323
Other comprehensive income, net of tax						(446)			(446)

Total comprehensive income									877
Dividends declared					(1,477)				(1,477)
Share issuances for employee benefit plans		5		(33)	(104)		197		60
Purchase of treasury stock		(22)					(591)		(591)
Purchase of stock by grantor trusts					(18)		18		–
Stock-based compensation				171					171
Tax benefit related to stock options				40					40
ESOP activities and related tax benefit					2			66	68

Balance at December 31, 2002	2,020	(160)	$2,020	$7,546	$14,531	$(740)	$(5,372)	$(79)	$17,906

Net Income					3,904				3,904
Other comprehensive income, net of tax						155			155

Total comprehensive income									4,059
Dividends declared					(1,696)				(1,696)
Share issuances for employee benefit plans		5		(19)	(89)		169		61
Purchase of treasury stock		(35)					(858)		(858)
Purchases and sales of treasury stock with grantor trusts				43	(112)		69		–
Stock-based compensation				137					137
Tax benefit related to stock options				22					22
ESOP activities and related tax benefit					2			79	81

Balance at December 31, 2003	2,020	(190)	$2,020	$7,729	$16,540	$(585)	$(5,992)	$–	19,712

Net Income					4,758				4,758
Other comprehensive income, net of tax						428			428

Total comprehensive income									5,186
Dividends declared					(1,934)				(1,934)
Share issuances for employee benefit plans		7		(59)	(94)		236		83
Purchase of treasury stock		(6)					(146)		(146)
Purchases and sales of treasury stock with grantor trusts				2			(2)		–
Stock-based compensation				121					121
Tax benefit related to stock options				39					39
Other				8	(3)				5

Balance at December 31, 2004	2,020	(189)	$2,020	$7,840	$19,267	$(157)	$(5,904)	$–	$23,066

(a)	Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of December 31, 2004, there were approximately 26 shares held in trust and 163 shares held in treasury.

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH 2004      53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

Note A – Accounting Policies

In this report, BellSouth Corporation and its subsidiaries are referred to as “we” or “BellSouth.”

ORGANIZATION

We are a communications company headquartered in Atlanta, Georgia. For management purposes, our operations are organized into three reportable segments: Communications Group; Domestic Wireless; and Advertising & Publishing Group.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of BellSouth’s wholly-owned subsidiaries and subsidiaries in which we have a controlling financial interest. Investments in businesses that we do not control, but have the ability to exercise significant influence over operations and financial policies, are accounted for using the equity method. We report our results on a calendar-year basis, except for our international operations that we report on a one-month lag basis to facilitate timely reporting of the consolidated results of BellSouth. All significant intercompany transactions and accounts have been eliminated. We own an approximate 40% economic interest in Cingular Wireless and we share control with SBC Communications (SBC). Accordingly, we account for this investment under the equity method. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year’s presentation.

    In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), we have classified the results of our Latin American segment as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the Latin American operations as one line item on the income statement for all periods presented. All Latin America related balance sheet items at December 31, 2004 are presented in the assets and liabilities of Discontinued Operations line items. In accordance with SFAS No. 144 the December 31, 2003 balance sheet and related footnotes were not restated for discontinued operations. Unless explicitly noted all amounts disclosed and described in these accompanying notes to the consolidated financial statements exclude our two remaining Latin investments that were sold in January 2005. Beginning with the second quarter of 2004, long-lived assets of the Latin America group ceased to be depreciated (amortized) in accordance with SFAS No. 144.

USE OF ESTIMATES

Our consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (US GAAP). We are required to make estimates and assumptions that affect amounts reported in our financial statements and the accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investments with an original maturity of over three months to one year are not considered cash equivalents and are included as other current assets in the consolidated balance sheets. Interest income on cash equivalents and temporary cash investments was $95 for 2002, $76 for 2003, and $60 for 2004.

    Included in the December 31, 2004 cash balance of $696 are cash balances of $148 held by our remaining discontinued operations in Latin America.

SHORT-TERM INVESTMENTS

Short-term investments represent auction rate securities which are highly liquid, variable-rate debt securities. While the underlying security has a long-term nominal maturity, the interest rate is reset through dutch auctions that are typically held every 7, 28 or 35 days, creating a short-term instrument. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period.

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

PROPERTY, PLANT AND EQUIPMENT

The investment in property, plant and equipment is stated at original cost. For plant dedicated to providing regulated telecommunications services, depreciation is based on the group remaining life method of depreciation and straight-line rates determined on the basis of equal life groups of certain categories of telephone plant acquired in a given year. This method requires the periodic revision of depreciation rates. When depreciable telephone plant is disposed of, the original cost less any net salvage proceeds is charged to accumulated depreciation. We perform inventories of the telephone plant to verify the existence of these assets and reconcile these inventories to our property records. In addition, the inventory reconciliation results allow us to correct our records for investment moved from one location to another and to

54      BELLSOUTH 2004

account for delayed retirements. The cost of other property, plant and equipment is depreciated using either straight-line or accelerated methods over the estimated useful lives of the assets. Depreciation of property, plant and equipment in continuing operations was $3,718 for 2002, $3,257 for 2003, and $3,039 for 2004.

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

    We account for equity security investments in which we exercise significant influence under the equity method of accounting. In accordance with Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, we periodically review equity method investments for impairment. These reviews are performed to determine whether a decline in the fair value of an investment below its carrying value is deemed to be other than temporary.

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

COST METHOD INVESTMENTS

We have investments in marketable securities, primarily common stocks, which are accounted for under the cost method. Securities classified as available-for-sale under, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 115 are carried at fair value, with unrealized gains and losses, net of income taxes, recorded in accumulated other comprehensive income (loss) in the statement of changes in shareholders’ equity and comprehensive income. The fair values of individual investments in marketable securities are determined based on market quotations. Gains or losses are calculated based on the original cost. We periodically review cost method investments for impairment. These reviews are performed to determine whether a decline in the fair value of an investment below its carrying value is deemed to be other than temporary. Equity securities that are restricted for more than one year or not publicly traded are recorded at cost.

DERIVATIVE FINANCIAL INSTRUMENTS

We generally enter into derivative financial instruments only for hedging purposes. In hedging the exposure to variable cash flows or foreign currency impacts on forecasted transactions, deferral accounting is applied when the derivative reduces the risk of the underlying hedged item effectively as a result of high inverse correlation with the value of the underlying exposure. If a derivative instrument either initially fails or later ceases to meet the criteria for deferral accounting, any subsequent gains or losses are recognized currently in income. In hedging the exposure to changes in the fair value of a recognized asset or liability, the change in fair value of both the derivative financial instrument and the hedged item are recognized currently in income. Cash flows resulting from derivative financial instruments are classified in the same category as the cash flows from the items being hedged.

REVENUE RECOGNITION

Revenues are recognized when earned. Certain revenues derived from local telephone services are billed monthly in advance and are recognized the following month when services are provided. Revenues derived from other telecommunications services, principally network access, long distance and wireless airtime usage, are recognized monthly as services are provided. Marketing incentives, including cash coupons, package discounts and free service are recognized as revenue reductions and are accrued in the period the service is provided. With respect to coupons, accruals are based on historical redemption experience. While cash is generally received at the time of sale, revenues from installation and activation activities are

BELLSOUTH 2004      55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

deferred and recognized over the life of the customer relationship, which is generally four years. Print Advertising & Publishing revenues and related directory costs are recognized ratably over the life of the related directory, generally 12 months. Allowances for uncollectible accounts are determined based on analysis of history and future expectations. The provision for such uncollectible accounts in continuing operations was $795 for 2002, $523 for 2003, and $384 for 2004.

DEFERRED ACTIVATION AND INSTALLATION EXPENSES

We defer certain expenses associated with installation and activation activities. Expense is only deferred to the extent associated revenues are deferred. Service costs in excess of revenues are recognized in the period incurred. The deferred costs are recognized over approximately 4 years.

ADVERTISING

We expense advertising costs as they are incurred. These expenses include production, media and other promotional and sponsorship costs. Our total advertising expense in continuing operations was $258 for 2002, $357 for 2003, and $382 for 2004.

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

	2002	2003	2004

Basic common shares outstanding	1,870	1,848	1,832
Incremental shares from stock options and benefit plans	6	4	4

Diluted common shares outstanding	1,876	1,852	1,836

Stock options excluded from the computation	77	92	79

Options with an exercise price greater than the average market price of the common stock or that have an anti-dilutive effect on the computation are excluded from the calculation of diluted earnings per share.

GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist primarily of capitalized software, wireless licenses and customer related intangibles. Goodwill represents the excess of consideration paid over the fair value of net assets acquired in purchase business combinations. Beginning January 1, 2002 we ceased amortization of goodwill and other indefinite-lived intangible assets in connection with the adoption of SFAS 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Customer-related intangible assets represent values placed on customer lists, contracts and non-contractual relationships of acquired businesses and are amortized over periods up to eight years using the sum-of-the-years digits method. Capitalized software costs are being amortized ratably over periods of three to five years. Amortization of intangibles in continuing operations was $484 for 2002, $554 for 2003, and $597 for 2004.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” This standard amends and clarifies the accounting for stock compensation plans under SFAS No. 123, “Accounting for Stock-Based Compensation,” which we adopted effective January 1, 2003. We will adopt this revised statement for our quarter ending September 30, 2005. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

Note C –	Changes in Accounting Principle

ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This statement provides the accounting for the cost of legal obligations associated with the retirement of

56      BELLSOUTH 2004

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
    In connection with the adoption of this standard, we removed existing accrued net costs of removal in excess of the related estimated salvage from our accumulated depreciation for those accounts. The adjustment was reflected in the 2003 income statement as a cumulative effect of accounting change adjustment and on the balance sheet as an increase to net plant and equipment of $1,334 and an increase to deferred income taxes of $518. The cumulative effect of change increased net income by $816 for the year ended December 31, 2003.

REVENUE RECOGNITION FOR PUBLISHING REVENUES

Effective January 1, 2003, we changed our method for recognizing revenues and expenses related to our directory publishing business from the publication and delivery method to the deferral method. Under the publication and delivery method, we recognized 100% of the revenues and direct expenses at the time the directories were published and delivered to end-users. Under the deferral method, revenues and direct expenses are recognized ratably over the life of the related directory, generally 12 months. The change in accounting method is reflected in the 2003 income statement as a cumulative effect of accounting change adjustment and on the balance sheet as a decrease to accounts receivable of $845, increase to other current assets of $166, increase to current liabilities of $129, and a decrease to deferred income taxes of $307. The cumulative effect of the change resulted in a decrease to net income of $501 for 2003. Absent this one-time adjustment, the change in accounting did not materially affect our annual results.

BELLSOUTH 2004      57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

PRO FORMA IMPACT OF ACCOUNTING CHANGES

The following table presents our 2002 results adjusted to reflect the changes in accounting for asset retirement obligations and revenue recognition for publishing revenues:

	For the Year Ended December 31,

		SFAS No.	Directory	2002 Pro
	2002	143	Publishing	Forma
	(As reported)	(Unaudited)	(Unaudited)	(Unaudited)

Total Operating Revenue	$20,207	$–	$49	$20,256
Operating Expenses
Cost of services and products	6,670	32	37	6,739
Selling, general, and administrative expenses	3,891	–	13	3,904
Depreciation and amortization	4,202	(133)	–	4,069
Provision for restructuring and asset impairments	990	–	–	990

Total operating expenses	15,753	(101)	50	15,702
Operating income	4,454	101	(1)	4,554
Non-operating income (expense), net	913	–	–	913

Income from continuing operations before income taxes, discontinued operations, and cumulative effect of changes in accounting principle	5,367	101	(1)	5,467
Provision for income taxes	1,892	39	–	1,931

Income from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	3,475	62	(1)	3,536
Income (Loss) from discontinued operations, net of tax	(867)	–	–	(867)

Income before cumulative effect of changes in accounting principle	2,608	62	(1)	2,669
Cumulative effect of changes in accounting principle, net of tax	(1,285)	–	–	(1,285)

Net Income	$1,323	$62	$(1)	$1,384

Basic earnings per share*:
Income from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	$1.86	$0.03	$0.00	$1.89
Income before cumulative effect of changes in accounting principle	$1.39	$0.03	$0.00	$1.43
Net income	$0.71	$0.03	$0.00	$0.74
Diluted earnings per share*:
Income from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	$1.85	$0.03	$0.00	$1.88
Income before cumulative effect of changes in accounting principle	$1.39	$0.03	$0.00	$1.42
Net income	$0.71	$0.03	$0.00	$0.74

*Earnings per share amounts do not sum due to rounding.

Note D –	Discontinued Operations

In March 2004, we signed an agreement with Telefónica Móviles, S.A., the wireless affiliate of Telefónica, S.A. (Telefónica), to sell all of our interests in Latin America. Total after-tax proceeds of the sale to Telefónica of the 10 properties, including shareholder loans, were $5.1 billion. The net assets sold to Telefónica included $1.2 billion of cash as part of the Latin American operations, resulting in a net cash inflow to BellSouth related to the Latin American divestitures of approximately $3.9 billion. Based on the net book value of our investment, we recorded after-tax gains totalling approximately $1.2 billion.

    Under the agreement, Telefónica purchased all equity interests that we purchased from the minority shareholders in various Latin American operations. Following the deal announcement, we purchased debt and equity interests and other rights of minority partners in our Argentina, Ecuador, Nicaragua, Uruguay, and Venezuela operations for a combined total of $757. In addition, we purchased $125 of third party Argentine debt.
    During October 2004, we closed on the sale of 8 of the 10 properties: Venezuela, Colombia, Ecuador, Peru, Guatemala, Nicaragua, Uruguay and Panama. During January 2005, we closed on the sale of the operations in the remaining two Latin American countries (Argentina and Chile).

58      BELLSOUTH 2004

SUMMARY OF SALE TRANSACTIONS

		After-
	Gross	Tax
	Proceeds	Gain

For the year ended December 31:
2004	$4,037	$850
2005	$1,079	$391

Total	$5,116	$1,241

The 2004 gain includes the recognition of cumulative foreign currency translation losses of $421 and the 2005 gain includes the recognition of cumulative foreign currency translation gains of $77.

SUMMARY FINANCIAL INFORMATION

The assets and liabilities of our remaining Latin American operations (Argentina and Chile) are aggregated and presented as current assets and current liabilities in the consolidated balance sheet at December 31, 2004. Additional detail related to the assets and liabilities of our discontinued operations follows:

At December 31, 2004:
Current assets (excluding cash of $148)	$403
Property, plant and equipment, net	387
Investments and advances	4
Intangible assets, net	269
Other non-current assets	5

Total Assets	$1,068

Current liabilities	$830
Long-term debt	–
Other non-current liabilities	–

Total Liabilities	$830

Summarized results for the discontinued operations are as follows:

	For the Year Ended
	December 31,

	2002	2003	2004

Operating revenue	$2,233	$2,294	$2,429
Operating income	$292	$349	$647
Income (loss) before income taxes	$(951)	$176	$1,525
Provision (benefit) for income taxes	$(84)	$75	$161
Net income (loss) from discontinued operations	$(867)	$101	$1,364

TAX OVER BOOK BASIS DIFFERENTIAL

No US tax benefit was previously recognized on losses generated by the Latin American operations due to the essentially permanent duration of those investments. During 2004, we recorded a $336 tax benefit in accordance with SFAS No. 109, “Accounting for Income Taxes,” relating to excess tax basis over book basis for our Latin American operations. In addition, a tax benefit of $189 was recorded directly to equity related to the cumulative currency translation balance associated with the discontinued operations. At December 31, 2004, our tax basis in the remaining Latin America investments exceeds the book basis by approximately $520, resulting in a tax benefit of $140 in net deferred tax liabilities and $42 in equity. These balances reverse in the first quarter of 2005 with the sale of the final two Latin American properties (Argentina and Chile).

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

    In October 2004, to facilitate the transfer of ownership to Telefónica, we purchased interests of minority partners in Nicaragua and Uruguay. These purchases brought our ownership interests to 100% in Nicaragua and 68% in Uruguay. The aggregate purchase price for these acquisitions was $37, which approximated the proceeds received in the sale to Telefónica.

VENEZUELAN ARBITRATION AND SETTLEMENT

Prior to the sale of Telcel, our Venezuelan operation, to Telefónica on October 28, 2004, we owned a 78.2% interest in Telcel. Telcel’s other major shareholder held an indirect 21.8% interest in Telcel. Under a Stock Purchase Agreement, that shareholder had the right to initiate a process that could require us to purchase (the puts), and we had the right to initiate a process that could require that shareholder to sell (the calls) to us, the shareholder’s interest in Telcel.

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

BELLSOUTH 2004      59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

agreement we argued did not exist. Hearings on these matters occurred in January and April 2004.

    In a 2 to 1 decision issued on October 13, 2004, the arbitration panel ordered BellSouth to purchase an 11.1% interest in Telcel associated with the first put and directed the parties to negotiate a price for the second put. In addition, the arbitration panel ordered us to pay this shareholder approximately $25 to satisfy its claims that we breached certain investment tax credit contracts. A provision for this $25 payment had already been provided for in BellSouth’s financial statements. The arbitration panel rejected the shareholder’s claim that BellSouth breached an oral agreement to buy out the shareholder’s entire interest in Telcel, and denied all other claims raised by the parties.
    In response to the arbitration ruling, BellSouth purchased this shareholder’s 21.8% interest in Telcel and settled all outstanding claims for an aggregate payment of $616. The aggregate payment of $616 included all the amounts that the arbitration panel ordered BellSouth to pay to this shareholder. Upon closing, BellSouth sold the interest to Telefónica for $300. Because the settlement amount allocable to this interest exceeded the fair value, BellSouth recognized a pre-tax charge of approximately $293 ($190 after-tax) in income (loss) from discontinued operations in 2004.

VENEZUELA CURRENCY

Our results from discontinued operations reflect consolidation of the operations of Telcel in Venezuela in accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries.” There are currency restrictions in place in Venezuela that limit the conversion of local currency to US Dollars. Due to the currency controls, there is no free market currency exchange rate. Therefore, in preparing our consolidated financial statements, we used the exchange rate established by the Venezuelan government of 1,920 Bolivars to the US Dollar to translate the local currency financial statements into our reporting currency, the US Dollar.

ARGENTINA CURRENCY

In January 2002, the Argentine government announced economic reforms, including a devaluation of its national currency, the Argentine Peso. The Argentine Peso lost over 71% of its value as compared to the US Dollar in 2002. Based on the net monetary position of CRM, we recorded foreign currency transaction losses of $683 during 2002. We are recording a valuation allowance in 2004 on the net operating losses, deferring recognition of the tax benefits generated by these losses due to the potentially limited tax carry forward period in Argentina. The value of the Argentine Peso as compared to the US Dollar slightly recovered during 2003 resulting in the recognition of foreign currency transaction gains of $104 during 2003. The value of the Argentine Peso remained stable in 2004.

Note E –	Investments in and Advances to Cingular

	2003	2004

Investment	$3,867	$18,311
Advances	3,812	4,460

	$7,679	$22,771

INVESTMENT

We own an approximate 40% economic interest in Cingular Wireless, and share joint control of the venture with SBC Communications, Inc. The following table presents 100% of Cingular’s assets, liabilities, and results of operations as of and for the years ended December 31:

	2003	2004

Balance Sheet Information:
Current assets	$3,300	$5,570

Noncurrent assets	$22,230	$76,668

Current liabilities	$3,210	$7,983

Noncurrent liabilities	$13,328	$29,110

Minority Interest	$659	$609

Members’ capital	$8,333	$44,536

	2002	2003	2004

Income Statement Information:
Revenues	$14,903	$15,483	$19,436

Operating Income	$2,496	$2,254	$1,528

Income Before Cumulative Effect of Change in Accounting Principle	$1,205	$977	$201

Cumulative Effect of Change in Accounting Principle	$(32)	–	$–

Net Income	$1,173	$977	$201

As of December 31, 2004 and 2003, our book investment exceeded our proportionate share of the net assets of Cingular by $497 and $534, respectively. As of December 31, 2004, $1,377 of our consolidated retained earnings represented undistributed earnings from Cingular.
    On October 26, 2004, Cingular completed its previously announced acquisition of AT&T Wireless, creating the largest wireless carrier in the United States based on the number of customers. Cingular’s cash purchase price for AT&T Wireless shares totaled approximately $41 billion. That amount was funded by equity contributions from Cingular’s two owners in proportion to their equity ownership of Cingular — 60% for SBC and 40% for BellSouth — with the remainder provided from cash on hand at AT&T Wireless. BellSouth’s portion of the funding, which was reflected as an increase in our investment in Cingular, was approximately $14.4 billion.

60      BELLSOUTH 2004

ADVANCE

We have an advance to Cingular that was $3,792 at December 31, 2004 and $3,812 at December 31, 2003. Effective July 1, 2003, BellSouth and SBC agreed to amend the terms of our notes with Cingular. The amendment included reducing the fixed interest rate from 7.5% to 6.0% per annum and extending the maturity date from March 31, 2005 to June 30, 2008.

REVOLVING LINE OF CREDIT

Effective August 1, 2004, BellSouth and SBC have agreed to finance their respective pro rata shares of Cingular’s capital and operating cash requirements based upon Cingular’s budget and forecasted cash needs. Borrowings under this agreement bear interest at 1-Month LIBOR plus 0.05% payable monthly. Cingular also terminated its bank credit facilities and ceased issuing commercial paper and long-term debt. Available cash (as defined) generated by Cingular is applied on the first day of the succeeding month to the repayment of the advances from BellSouth and SBC. With regard to any interim loans Cingular makes to BellSouth from time to time, BellSouth pays Cingular interest on the excess cash at 1-Month LIBOR. The balance outstanding under the revolving credit line, including interest, was $668 at December 31, 2004.

PROVISION OF SERVICES

We also generate revenues from Cingular in the ordinary course of business for the provision of local interconnection services, long distance services, sales agency fees and customer billing and collection fees.

INTEREST AND REVENUE EARNED FROM CINGULAR

	For the Years Ended
	December 31,

	2002	2003	2004

Revenues	$386	$426	$537
Interest income on advances	$284	$256	$230

    Interest income on advances is offset by a like amount of interest expense recorded by Cingular and reported in our financial statements in the caption “Net earnings of equity affiliates.“
    Receivables and payables incurred in the ordinary course of business are recorded in our balance sheets as follows:

	As of
	December 31,

	2003	2004

Receivable from Cingular	$57	$56
Payable to Cingular	$33	$44

Note F – Other Assets

Other assets at December 31 consist of the following:

	2003	2004

Deferred activation and installation expenses	$1,614	$1,405
Prepaid pension and postretirement benefits	3,851	4,362
Equity method investments other than Cingular	370	277
Cost method investments	382	921
Advance to Sonofon	106	–
Investments in debt securities	244	–
Other	410	435

Other assets	$6,977	$7,400

DEFERRED ACTIVATION AND INSTALLATION EXPENSES

Deferred activation and installation expenses December 31, 2002	$1,800
Amortization of previous deferrals	(864)
Current period deferrals	678

Deferred activation and installation expenses December 31, 2003	1,614
Amortization of previous deferrals	(811)
Current period deferrals	602

Deferred activation and installation expenses December 21, 2004	$1,405

EQUITY METHOD INVESTMENTS OTHER THAN CINGULAR

Ownership in equity investments other than Cingular at December 31 is as follows:

	2003		2004

	Ownership	Investment	Ownership	Investment
	Percentage	Balance	Percentage	Balance

Abiatar (Uruguay)	46.0%	$26	–	$–
BellSouth Guatemala(1)	60.0%	7	–	–
BellSouth Panama	43.7%	86	–	–
Cellcom (Israel)	34.8%	191	34.8%	242
Sonofon (Denmark)	46.5%	57	–	–
Internet Yellow Pages	–	–	34.0%	33
Other	–	3	–	2

		$370		$277

(1)	This investment is accounted for under the equity method due to the existence of significant minority rights that limit our ability to exercise unilateral control over the operation.

COST METHOD INVESTMENTS

We have investments in marketable securities, primarily common stocks, which are accounted for under the cost method. These investments are held in grantor trusts and our captive insurance subsidiary. In 2003 and 2004, the trusts

BELLSOUTH 2004      61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

diversified their portfolio through the sale of BellSouth stock using the proceeds to reinvest in other equity securities.

ADVANCE TO SONOFON

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

INVESTMENT IN DEBT SECURITIES

Investments in debt securities represented our loan participation agreements related to our Colombian operations. These securities were sold in conjunction with the sale of our Colombian operations.

Note G – Intangible Assets

Intangible assets are summarized as follows:

	December 31, 2003		December 31, 2004
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Capitalized Software	$2,893	$1,303	$2,930	$1,388
Wireless Licenses	764	294	–	–
Customer related intangible assets	330	288	–	–
Other	38	15	37	12

Total	$4,025	$1,900	$2,967	$1,400

Intangible assets not subject to amortization:
Wireless Licenses	$164	$12	–	–
MMDS Licenses	20	–	20	–

Total	$184	$12	$20	–

Total Intangible Assets	$4,209	$1,912	$2,987	$1,400

    The following table presents current and expected amortization expense of the existing intangible assets as of December 31, 2004 for each of the following periods:

Aggregate amortization expense:
    For the year ended December 31, 2004                 $597

Expected amortization expense:

For the years ended
December 31,
2005	$567
2006	421
2007	294
2008	175
2009	70

INTANGIBLE ASSET IMPAIRMENTS

We adopted SFAS No. 142 and recorded a cumulative effect of change in accounting principle on January 1, 2002.

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
    The changes in the carrying amount of goodwill for 2003 and 2004 are as follows:

Balance at December 31, 2002	$98
Other changes	(5)

Balance at December 31, 2003	$93

Transfer of goodwill to discontinued operations	(93)

Balance at December 31, 2004	$0

    During 2004 we reclassified goodwill balances associated with our Cingular investment to the Cingular investment line item in the consolidated balance sheet. We reclassified $249 in the December 31, 2003 balance sheet to conform to the current period presentation. The table above reflects this reclassification in all periods presented.

62      BELLSOUTH 2004

OTHER IMPAIRMENTS OF INTANGIBLE ASSETS

In September 2003, a decision was reached to abandon a software project related to a network operations system. The project was terminated due to changes in the business since the initiation of the project and an assessment of the remaining costs to complete the project. As a result, we recorded an asset impairment charge of $52 to write-off capitalized software associated with the project.

Note H –	Supplemental Balance Sheet and Cash Flow Information

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

	Estimated
	Depreciable	Average
	Lives	Remaining
	(In Years)	Life	2003	2004

Central office equipment	8–11	4.7	$26,066	$26,539
Outside plant:
Copper cable	15–16	6.8	19,975	20,440
Fiber cable	20	10.9	3,094	3,270
Poles and conduit	36–55	28.0	3,567	3,620
Operating and other equipment	5–15	3.3	4,419	1,691
Building and building improvements	25–45	28.0	4,780	4,597
Furniture and fixtures	10–15	8.4	2,478	2,429
Station equipment	6	3.0	763	542
Land	–	–	293	267
Plant under construction	–	–	280	206

			65,715	63,601
Less: accumulated depreciation			41,908	41,562

Property, plant and equipment, net			$23,807	$22,039

OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows at December 31:

	2003	2004

Advanced billing and customer deposits	$863	$832
Interest and rents accrued	470	382
Taxes payable	632	222
Dividends payable	461	493
Salaries and wages payable	359	403
Accrued compensated absences	224	229
Restructuring and severance accrual	72	26
Other	547	332

Other current liabilities	$3,628	$2,919

OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are summarized as follows at December 31:

	2003	2004

Deferred installation and activation revenues	$1,614	$1,405
Accrued pension and postretirement benefits	983	1,207
Deferred credits	724	652
Compensation related accruals	747	879
Minority interests in consolidated subsidiaries	209	–
Postemployment benefits	237	254
Derivatives liability	80	32
Other	100	31

Other noncurrent liabilities	$4,694	$4,460

SUPPLEMENTAL CASH FLOW FROM CONTINUING OPERATIONS INFORMATION

	2002	2003	2004

Cash paid for:
Income taxes	$864	$678	$1,279

Interest	$993	$845	$863

Note I – Debt

DEBT MATURING WITHIN ONE YEAR

Debt maturing within one year is summarized as follows at December 31:

	2003	2004

Short-term notes payable:
Bank loans	$167	$–
Commercial paper	1,470	3,248
Current maturities of long-term debt	1,854	2,227

Debt maturing within one year	$3,491	$5,475

Weighted-average interest rate at end of period:

	2003	2004

Bank loans	5.25%	–%
Commercial paper	1.04%	2.26%

Credit lines at end of period:	2003	2004

Available domestic committed credit lines	$1,500	$3,523
Borrowings under domestic credit lines	$–	$–
Available international uncommitted credit lines	$118	$–
Borrowings under international credit lines	$12	$–

    There are no significant commitment fees or requirements for compensating balances associated with any lines of credit.

BELLSOUTH 2004      63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

LONG-TERM DEBT

Interest rates and maturities in the table below are for the amounts outstanding at December 31:

		2003	2004

Issued by BellSouth Telecommunications, Inc.
5.85%–5.88%	2009–2045	$437	$437
6.13%–7%	2004–2033(1)	2,151	1,949
7.5%–7.63%	2033–2035	300	300
7%	2095	500	500
2.42%–2.47%	Extendible Liquidity Securities due 2006	745	745
6.65%	Zero-to-Full Debentures due 2095	217	232
6.3%	Amortizing Debentures due 2015	277	261
Issued by BellSouth Corporation
2.42%	2007	–	500
4.2%–4.75%	2009–2012(1)	–	2,299
5%–7.38%	2006–2039(1)	3,852	6,631
7.75%–7.88%	2010–2030	2,000	2,000
7.12%	2097	500	500
4.11%–4.12%	20-put-1 Securities due 2021	1,000	1,000
Issued by Foreign Operations
3.30%–9.25%	Argentina due 2003-2008(2)	350	–
1.72%	Chile due 2004	180	–
2.95%–14.18%	Colombia due 2005–2006	641	–
4.19%–4.59%	Venezuela due 2004	23	–
1.79%–2.06%	Peru due 2005	200	–
Capital leases and other		86	58
Unamortized discount, net of premium		(116)	(77)

		13,343	17,335
Current maturities		(1,854)	(2,227)
Long-term debt		$11,489	$15,108

(1)	These debt maturities are affected by FAS 133 accounting requirements to mark hedged debt to fair value.

(2)	CRM, our subsidiary in Argentina, was in default on $490 of its US Dollar-denominated debt. The debt is classified as liabilities of discontinued operations in our consolidated December 31, 2004 balance sheet.

    Several issues of long-term debt contain embedded options, which may require us to repurchase the debt or will alter the interest rate associated with that debt. Those issues, and their related options, are as follows:

Issue	Date of Put Option

20-put-1 Securities due 2021	Annually in April
Putable debentures	November 2006

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
    Maturities of long-term debt outstanding, in principal amounts, at December 31, 2004 are summarized below. Maturities after the year 2009 include the final principal amount of $500 for the Zero-to-Full Debentures due in 2095.

Maturities
2005	$2,227
2006	1,722
2007	525
2008	625
2009	1,877
Thereafter	10,704

Total	$17,680

    At December 31, 2004, we had a shelf registration statement on file with the Securities and Exchange Commission under which $3,100 of debt securities could be publicly offered.

    During 2004, we issued $6,100 of debt and paid $200 in maturing debt.
    In addition, on August 1, 2004, we redeemed $517 of 40-year, 7.375% quarterly interest bonds, due August 1, 2039. The redemption price was 100% of the principal amount, and resulted in recognition of a loss in Other income (expense) of $14, or $9 net of tax, associated with fully expensing remaining discount and deferred debt issuance costs.

Subsequent Event

In December 2004, we called $400 of 40-year, 6.75% semi-annual interest bonds, due October 15, 2033, which we redeemed on January 18, 2005. The redemption price was 103.33% of the principal amount, and resulted in recognition of a loss of $22, or $14 net of tax, which includes $9 associated with fully expensing remaining discount and deferred debt issuance costs.

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

64      BELLSOUTH 2004

    The provision for income taxes is summarized as follows:

	2002	2003	2004

Current
Federal	$525	$1,020	$645
State	36	128	66

	561	1,148	711

Deferred, net
Federal	1,245	730	1,010
State	113	85	71

	1,358	815	1,081

Investment tax credits, net
Federal	(27)	(27)	–

Total provision for income taxes	$1,892	$1,936	$1,792

Temporary differences which gave rise to deferred tax assets and (liabilities) at December 31 were as follows:

	2003	2004

Operating loss and tax credit carryforwards	$718	$363
Capital loss carryforwards	781	658
Allowance for uncollectibles	183	125
Other	399	164

	2,081	1,310

Valuation Allowance	(1,135)	(873)

Deferred tax assets	$946	$437

Tangible and intangible property	$(4,009)	$(4,667)
Equity investments	(1,647)	(1,640)
Compensation related	(169)	(131)
Other	(165)	(147)

Deferred tax liabilities	(5,990)	(6,585)

Net deferred tax liability	$(5,044)	$(6,148)

    The decrease in valuation allowance on deferred tax assets during 2004 relates primarily to operating loss carryforwards associated with sold Latin American operations. The remaining valuation allowance relates to excess US capital losses, state operating losses, and state credits that may not be utilized during the carryforward period. The carryforward periods for the excess capital losses expire in 2007 and 2008. The operating losses relate to state losses and credit carryforwards expiring in various years beginning in 2005.

    At December 31, 2004, net deferred tax liabilities include a deferred tax asset of $320 relating to compensation expense recognized under SFAS No. 123. Full realization of the deferred asset requires stock options to be exercised at a price equal to the sum of the exercise price plus the fair value at the grant date; any tax benefit realized in excess of the deferred asset is recorded as an increase to equity. A significant number of the options for which a deferred tax asset has been recognized have a combined exercise price and fair value at grant date in excess of $45.00 per share. Accordingly, there is no assurance that the stock price of BellSouth will rise to levels sufficient to realize the entire tax benefit currently reflected in our balance sheet. The provisions of SFAS No. 123 prohibit us from recording a valuation allowance on the deferred tax asset related to these options. If the full value of the deferred tax asset is not realized either at the exercise or expiration of the options, the deferred asset will reverse against equity to the extent of previously recognized excess tax benefits, otherwise against income tax expense. At December 31, 2004, accumulated excess tax benefits of $72 have been recorded in equity.
    The net deferred tax liability at December 31, 2004 included a current asset balance of $344 and a noncurrent liability balance of $6,492. The net deferred tax liability at December 31, 2003 included a current asset balance of $305 and a noncurrent liability balance of $5,349.
    A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	2002	2003	2004

Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.9	2.6	1.7
Net earnings (losses) of equity affiliates	(0.3)	(0.3)	(0.3)
Investment tax credits	(0.3)	(0.3)	–
Medicare drug subsidy	–	–	(0.6)
Other	(1.0)	(1.3)	(1.2)

Effective tax rate	35.3%	35.7%	34.6%

    At December 31, 2004, we had approximately $242 of cumulative unrepatriated earnings from an equity investment in an unconsolidated business. The deferred tax liability related to these unrepatriated earnings was excluded under SFAS No. 109 because such earnings are intended to be reinvested indefinitely. The potential income tax liability on these unrepatriated earnings is between $85 and $140.

Note K –	Workforce Reduction and Restructuring

WORKFORCE REDUCTION CHARGES

Based on ongoing challenges in the telecom industry, continued economic pressures, the uncertainty resulting from regulatory rulings and productivity improvements, we have initiated workforce reductions and recorded charges related to approximately 8,700 employees in the last three years. These downsizings were implemented on a voluntary and non-voluntary basis. The positions were both management and non-management, primarily in network operations where the volume of work has substantially decreased. Charges to earnings have been recognized in accordance with provisions of SFAS No. 112, “Employer’s Accounting for Postemployment Benefits” (SFAS No. 112), and consisted primarily of cash severance, outplacement

BELLSOUTH 2004      65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

and payroll taxes under pre-existing separation pay plans. The following table summarizes the charges by year:

	Employee	Related
	separations	charge

2002	3,800	$430
2003	3,500	$132
2004	1,400	$51

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

RESTRUCTURING LIABILITY

As of December 31, 2004, the aggregate liability related to the charges described above, excluding postretirement and pension impacts, was $26. As of December 31, 2004 announced workforce reductions are expected to be substantially complete by the end of the first quarter 2005.

	Type of Cost

	Employee	Other Exit
	Separations	Costs	Total

Balance at December 31, 2002	$84	$31	$115

Accruals	132	1	133
Cash payments	(125)	(18)	(143)
Adjustments	(25)	(8)	(33)

Balance at December 31, 2003	$66	$6	$72

Accruals	51	—	51
Cash payments	(80)	(1)	(81)
Adjustments	(12)	(4)	(16)

Balance at December 31, 2004	$25	$1	$26

    Adjustments to the employee separations accrual are due to estimated demographics being different than actual demographics of employees that separated from the company. Deductions from the accrual for other exit costs consist primarily of changes to prior estimates.

Note L – Employee Benefit Plans

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Substantially all of our employees are covered by noncontributory defined benefit pension plans, as well as postretirement health and life insurance welfare plans (other benefits). The company uses a December 31 measurement date for its plans.

Pension Plans

For defined benefit pension plans, the benefit obligation is the projected benefit obligation, which represents the actuarial present value as of a date of all benefits attributed by the pension benefit formula to employee service rendered to that date. The pension plan covering management employees is a cash balance plan, which provides pension benefits determined by a combination of compensation-based service and additional credits and individual account-based interest credits. Due to past practice, the projected benefit obligations assume additional credits greater than the minimum levels specified in the written plan.

    For non-management employees, pension benefits earned prior to 1999 are based on specified benefit amounts and years of service through 1998. Benefits earned in 1999 and subsequent years are calculated under a cash balance plan that is based on an initial cash balance amount, negotiated pension band increases and interest credits. Due to past practice, non-management pension obligations include the expectation of future pension band increases.

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

    For postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation, which represents the actuarial present value as of a date of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to that date.
    In determining the accumulated postretirement benefit obligation of the management health care plan, we anticipate cost sharing adjustments for eligible employees who retire after December 31, 1991. The written plan provides for an annual dollar value cap for the purpose of determining contributions required from retirees. However, because of past practice, some level of cost sharing of

66      BELLSOUTH 2004

medical trend inflation above the caps is considered in the valuation.

    Our non-management labor contract with the CWA contains contractual limits on the company-funded portion of retiree medical costs (also referred to as “caps”). We have waived the premiums in excess of the caps during the current and past contract periods and therefore have not collected contributions from those non-management retirees. We previously calculated the obligation for non-management retiree medical costs based on the terms of the written agreement with the CWA.
    The 2004 agreement with the CWA includes an increase in the amount of the caps. We have determined that this increase in the caps combined with BellSouth’s history of increasing the caps in prior agreements creates a substantive plan that is an uncapped plan, which differs from the written plan. Accordingly, we began calculating the obligation for non-management retiree medical costs as if there were no caps, effective with the ratification of the contract in the fourth quarter.
    The change in the calculation resulted in an increase to the retiree medical accumulated postretirement benefit obligation of approximately $3.5 billion, which will be recognized over the remaining years of future service to full eligibility of the active plan participants. As a result of this change, we remeasured the retiree medical obligation as of September 30, 2004. Net periodic benefit cost increased $117 during the fourth quarter of 2004, or $60 net of tax. The annual impact on net periodic benefit cost due to the remeasurement is approximately $460, which will be partially offset by reductions in other retirement benefits.
    Other benefit plan changes that resulted from the labor contract were not considered significant enough to perform an interim remeasurement but have been included in our annual valuation of the plans as of December 31, 2004.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, the Medicare Prescription Drug Act was signed into law. The Act allows companies that provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in 2006. We accounted for the government subsidy provided for in the Medicare Act as a plan amendment in the calculation of our 2003 retiree medical obligation, resulting in a reduction to the liability of $575 as of December 31, 2003. Effective January 1, 2004 in accordance with final FASB guidance, we changed the method to treat the subsidy as an actuarial gain. The cumulative effect of the change in method was not material and did not affect the retiree medical obligation. Due to the change in the calculation of the obligation for non-management retiree medical costs as if there were no caps. The subsidy increased to approximately $1.1 billion as of December 31, 2004. The total impact of the subsidy on net periodic benefit cost for 2004 was $89.

    A plan sponsor’s eligibility for the federal subsidy depends on whether the plan’s prescription drug benefit is at least actuarially equivalent to the Medicare Part D benefit. Actuarial equivalence was based on comparing the Medicare Part D standard drug coverage and premiums to BellSouth’s retiree prescription drug coverage and premiums. We calculated the actuarial values based on our specific experience combined with nationwide statistics published in a standardized rating manual adjusted for historical utilization by our retirees. Our plans are projected to satisfy actuarial equivalence for substantially all participants in future years. Detailed regulations regarding the calculation of actuarial equivalence were issued on January 21, 2005. We do not expect our obligation or our assessment of actuarial equivalence to be materially affected by the regulations. We continue to study the regulations to determine whether any change to our analysis will be required for future valuations.

BELLSOUTH 2004      67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

The following tables summarize benefit costs, as well as the assumptions, benefit obligations, changes in plan assets and funded status at or for the years ended December 31:

	Pension Benefits		Other Benefits

	2003	2004	2003	2004

Change in benefit obligation:
Benefit obligation at the beginning of the year	$11,386	$11,620	$7,387	$7,156
Service cost	181	177	50	66
Interest cost	742	696	478	472
Amendments	–	27	(572)	3,315
Actuarial (gain) loss	803	288	293	386
Gross benefits and lump sums paid	(1,492)	(1,083)	(480)	(512)

Benefit obligation at the end of the year	$11,620	$11,725	$7,156	$10,883

Change in plan assets:
Fair value of plan assets at the beginning of the year	$13,338	$14,605	$2,820	$3,693
Actual return (loss) on plan assets	2,759	2,090	761	556
Employer contribution	–	–	563	422
Plan participants contributions	–	–	29	39
Benefits and lump sums paid	(1,492)	(1,083)	(480)	(512)

Fair value of plan assets at the end of year	$14,605	$15,612	$3,693	$4,198

Funded status:
As of the end of the year	$2,985	$3,887	$(3,463)	$(6,685)
Unrecognized prior service cost	(432)	(362)	(49)	3,266
Unrecognized net (gain) loss	942	454	2,923	2,376
Unrecognized net (asset) obligation	–	–	(38)	219

Prepaid (accrued) benefit cost	$3,495	$3,979	$(627)	$(824)

Amounts recognized in the consolidated balance sheets at December 31:
Prepaid benefit cost	$3,572	$4,055	$279	$307
Accrued benefit cost	(77)	(76)	(906)	(1,131)

Net amount recognized	$3,495	$3,979	$(627)	$(824)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.25%	5.25%	6.25%	5.50%
Rate of compensation increase	5.10%	4.50%	4.80%	4.50%
Health care cost trend rate assumed for the following year (Pre-age 65)	–	–	9.00%	8.33%
Health care cost trend rate assumed for the following year (Post-age 65)	–	–	13.00%	11.67%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	–	–	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	–	–	2010	2010

    Discount rates are selected considering yields available on high-quality debt instruments at the measurement date. At December 31, 2004, in addition to reviewing standard bond market indices, we specifically considered the timing and amounts of expected future benefit payments and compared that with a yield curve developed to reflect yields available on high-quality bonds. The discount rates selected as of December 31, 2004, 5.25% for pension and 5.50% for other benefits, reflect the results of this yield curve analysis. The rates are lower than many published indices of long-maturity corporate bond rates. This difference is a reflection of the plans’ demographics and benefit design, and the shape of the yield curve.
    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects as of December 31, 2004:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

Effect on total service and interest cost components	$53	$(42)
Effect on other postretirement benefit obligation	$1,251	$(1,030)

    In contrast to the projected benefit obligation, the accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels. The accumulated benefit obligation for the qualified defined benefit pension plans was $11,164 and $11,486 at December 31, 2003 and 2004, respectively.

68      BELLSOUTH 2004

    The other benefits funded status above of $(3,463) and $(6,685) for the years ended December 31, 2003 and 2004, respectively, includes a plan with a positive funded status. For the remaining plans, the unfunded status was $(3,754) and $(7,146) for the years ended December 31, 2003 and 2004, respectively, which was comprised of a benefit obligation of $6,709 and $10,492 for the years ended December 31, 2003 and 2004, respectively, and a fair value of plan assets of $2,955 and $3,346 at December 31, 2003 and 2004, respectively.

	Pension Benefits			Other Benefits

	2002	2003	2004	2002	2003	2004

Components of net periodic benefit cost:
Service cost	$177	$181	$177	$51	$50	$66
Interest cost	809	742	696	453	478	472
Expected return on plan assets	(1,598)	(1,386)	(1,319)	(323)	(315)	(321)
Amortization of prior service cost	(50)	(39)	(43)	164	149	235
Amortization of actuarial (gain) loss	(145)	(28)	5	34	108	88
Amortization of transition (asset) obligation	(19)	(5)	–	75	66	80

Net periodic benefit cost	$(826)	$(535)	$(484)	$454	$536	$620
Curtailment (gain) loss	(21)	–	–	66	–	–
Settlement (gain) loss	181	49	–	–	–	–
Special termination benefits	–	–	–	13	–	–

Net periodic benefit cost with adjustments	$(666)	$(486)	$(484)	$533	$536	$620

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	7.25%	6.75%	6.25%	7.25%	6.75%	6.00%
Expected return on plan assets	9.00%	8.50%	8.50%	8.25%	8.00%	8.00%
Rate of compensation increase	5.10%	5.10%	5.10%	4.80%	4.80%	4.80%
Health care cost trend rate pre-age 65				8.00%	10.00%	9.00%
Health care cost trend rate post-age 65				10.50%	12.00%	13.00%

Curtailments and Settlements

Work force reduction activity in 2002 resulted in a curtailment gain for pensions and curtailment and special termination benefits charges for other postretirement benefits.

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

Expected Return on Assets Assumption

Our expected return on plan assets at December 31, 2004 of 8.5% reflects our long-term expectation of earnings on assets held in trusts. The expected return on plan assets reflects asset allocations, investments strategy and the views of investment managers and other large pension plan sponsors as well as historical returns. Our asset returns were approximately 22% in 2003 and 15% in 2004. As of December 2004, the 5-year average return on our pension assets was 4.7%, the 10-year average return was 10.8%, and the average return since inception was 10.9%. The postretirement benefits rate is slightly lower than the pension rate due to the use of a taxable postretirement benefits trust.

Plan Assets

BellSouth’s weighted-average target allocations and actual asset allocations by asset category are:

					Other
		Pension			Benefits

		At			At
		December 31			December 31

Asset Category	Target	2003	2004	Target	2003	2004

Equity securities	55-65%	57%	58%	60-80%	78%	81%
Debt securities	15-25	19	20	0-5	5	3
Real estate	10-15	10	10	5-15	4	4
Other	10-15	14	12	15-25	13	12

Total		100%	100%		100%	100%

    BellSouth has established and maintains separate investment policies for assets held in each employee benefit trust. Our investment strategies are of a long-term nature and are designed to meet the following objectives:

•	ensure that funds are available to pay benefits as they become due;
•	maximize the trusts total return subject to prudent risk taking; and
•	preserve and/or improve the funded status of the trusts over time.

    Investment policies and strategies are periodically reviewed to ensure the objectives of the trusts are met considering any changes in benefit plan design, market conditions or other material items.

BELLSOUTH 2004      69

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

Cash Flows

CONTRIBUTIONS

Due to the funded status of our pension plans, we do not expect to make contributions to these plans in 2005. Consistent with prior years, we expect to contribute cash to the VEBA trusts to fund other benefit payments. Contributions for 2005 are estimated to be in the range of $450 to $500.

ESTIMATED FUTURE BENEFIT PAYMENTS

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

		Other	Medicare
	Pension	Benefits	Subsidy
	Benefits	Gross	Receipts

2005	$998	$557	$–
2006	1,007	598	(32)
2007	1,019	640	(35)
2008	1,043	679	(39)
2009	1,068	715	(43)
Years 2010-2014	5,059	3,887	(284)

Cash-Balance Pension Plan

In July 2003, a Federal district court in Illinois ruled that the benefit formula used in International Business Machines Corporation’s (IBM) cash balance pension plan violated the age discrimination provisions of ERISA. The IBM decision conflicts with decisions of at least two other district courts, including most recently a June 2004 decision of the federal district court in Maryland in a case involving ARINC, Inc. Proposed regulations validating the cash balance design have been withdrawn by the Treasury Department while Congress considers legislative action to clarify the legal status of cash balance plans under age discrimination rules. At this time, it is unclear what effect, if any, these court decisions or Congressional action may have on our tax-qualified cash balance pension plans or our financial condition.

Supplemental Executive Retirement Plan

The pension amounts reported above do not include the supplemental executive retirement plan (SERP), which is an unfunded nonqualified plan. The net periodic benefit cost associated with this plan was $58 in 2002, $53 in 2003 and $53 in 2004. Additional information for the plan, which has an accumulated benefit obligation in excess of plan assets, is:

	December 31

	2003	2004

Project benefit obligation	$473	$584
Accumulated benefit obligation (net amount recognized pre-tax)	429	515
Fair value of plan assets	0	0

Amounts recognized in the consolidated balance sheet at December 31:
Amount recognized as accrued benefit cost	(293)	(320)
Additional minimum liability recognized in other comprehensive income (pre-tax)	(136)	(195)

DEFINED CONTRIBUTION PLANS

We maintain several contributory savings plans that cover substantially all employees. The BellSouth Retirement Savings Plan and the Bellsouth Savings and Security Plan (collectively, the Savings Plans) are tax-qualified defined contribution plans. Assets of the plans are held by two trusts (the Trusts) which, in turn, are part of the BellSouth Master Savings Trust. We match a portion of employees’ eligible contributions to the Savings Plans at rates determined annually by the Board of Directors. During 2004, our matching obligation was fulfilled with cash contributions to the Savings Plans, which were recorded as expenses of $94.

    The prior periods presented, 2002 and 2003, were the final two years of our leveraged Employee Stock Ownership Plan (ESOP) arrangement, which had been incorporated into the Savings Plans. In that arrangement, the Trusts used loan proceeds to purchase shares of BellSouth common stock, which were then held in suspense accounts in the Trusts. Our matching obligation was fulfilled with shares released from the suspense accounts semiannually for allocation to participants. During the term of the leveraged ESOP arrangement, we recognized expense using the shares allocated accounting method, which combined the cost of the shares allocated for the period plus interest

70      BELLSOUTH 2004

incurred, reduced by the dividends used to service the ESOP debt.

	For the years Ended
	December 31,

	2002	2003	2004

Compensation cost	$38	$55	(a	)
Interest expense	$9	$2
Actual interest on ESOP Notes	$12	$2
Cash contributions, excluding dividends paid to the trusts	$84	$86
Dividends paid to the trusts, used for debt service	$34	$14
Shares allocated to participants (millions)	58.6	63.5
Shares unallocated (millions)	4.9	—

(a)	This table relates only to the leveraged ESOP arrangement which was terminated at the end of 2003.

Note M – Financial Instruments

The recorded amounts of cash and cash equivalents, temporary cash investments, bank loans and commercial paper approximate fair value due to the short-term nature of these instruments. The fair value for BST’s long-term debt is estimated based on the closing market prices for each issue at December 31, 2003 and 2004. Fair value estimates for the BellSouth Corporation long-term debt and interest rate swaps are based on quotes from dealers. Since judgment is required to develop the estimates, the estimated amounts presented herein may not be indicative of the amounts that we could realize in a current market exchange.

    Following is a summary of financial instruments comparing the fair values to the recorded amounts as of December 31:

	2003

	Recorded	Estimated
	Amount	Fair Value

Assets:
Advance to Cingular	$3,812	$3,812
Cost-method investments	$382	$382
Debt:
Issued by BST	$4,713	$4,950
Issued by BellSouth Corporation	8,822	9,528
Issue by Discontinued Operations	1,556	1,458
Other debt and discounts	(111)	(111)

	$14,980	$15,825
Interest rate swaps, net liability	$75	$75

	2004

	Recorded	Estimated
	Amount	Fair Value

Assets:
Advances to Cingular	$4,460	$4,460
Cost-method investments	$921	$921
Debt:
Issued by BST	$4,482	$4,699
Issued by BellSouth Corporation	16,178	16,999
Other debt and discounts	(77)	(76)

	$20,583	$21,622
Interest rate swaps, net liability	$29	$29

DERIVATIVE FINANCIAL INSTRUMENTS

We are, from time to time, party to interest rate swap agreements in our normal course of business for purposes other than trading. These financial instruments are used to mitigate interest rate risks, although to some extent they expose us to market risks and credit risks. We control the credit risks associated with these instruments through the evaluation and continual monitoring of the creditworthiness of the counterparties. In the event that a counterparty fails to meet the terms of a contract or agreement, our exposure is limited to the current value at that time of the currency rate or interest rate differential, not the full notional or contract amount. We believe that such contracts and agreements have been executed with creditworthy financial institutions. As such, we consider the risk of nonperformance to be remote.

INTEREST RATE SWAPS

We enter into interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. We are a party to various interest rate swaps, which qualify for hedge accounting and we believe are 100% effective. The following table summarizes the weighted average rates and notional amounts of these agreements.

	For the Years Ended
	December 31,

	2003	2004

Pay fixed/receive variable (cash flow hedge):
Weighted average notional amount	$1,120	$1,000
Rate paid	5.75%	5.90%
Rate received	1.22%	1.36%
Pay variable/receive fixed (fair value hedge):
Weighted average notional amount	$125	$955
Rate paid	1.09%	3.25%
Rate received	2.22%	5.53%

	As of
	December 31,

	2003	2004

Pay fixed/receive variable (cash flow hedge):
Notional amount	$1,120	$1,000
Pay variable/receive fixed (fair value hedge):
Notional amount	$500	$1,400

BELLSOUTH 2004      71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

    The change in fair market value for derivatives designated as hedging the exposure to variable cash flows of a forecasted transaction is recognized as a component of other comprehensive income, net of tax impacts. The change in fair market value for derivatives designated as hedging the exposure to changes in the fair value of a recognized asset or liability, is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. During 2004, the change in value of our fair value hedges was completely offset by the change in the fair value of the hedged items, resulting in no impact to net income. The cash flow swaps mature in 2005 and the fair value swaps mature in 2008-2009.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to these receivables, other than those from long distance carriers, are limited due to the composition of the customer base, which includes a large number of individuals and businesses. Accounts receivable from long distance carriers totaled $246 at December 31, 2003 and $296 at December 31, 2004.

Note N – Shareholders’ Equity

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

PREFERRED STOCK AUTHORIZED

Our articles of incorporation authorize 100 million shares of cumulative first preferred stock having a par value of $1 per share, of which 30 million shares have been reserved and designated series B for possible issuance under a shareholder rights plan. As of December 31, 2004, no preferred shares had been issued. The series A first preferred stock was created for a previous shareholder rights plan which has expired.

SHAREHOLDER RIGHTS PLAN

In 1999, we adopted a shareholder rights plan by declaring a dividend of one right for each share of common stock then outstanding and to be issued thereafter. This plan was amended in 2005. Each right entitles shareholders to buy one one-thousandth of a share of series B first preferred stock for $200.00 per share. The rights may be exercised only if a person or group acquires 15% of the common stock of BellSouth without the prior approval of the Board of Directors or announces a tender or exchange offer that would result in ownership of 15% or more of the common stock. If a person or group acquires 15% of BellSouth’s stock without prior Board approval, other shareholders are then allowed to purchase BellSouth common stock, or units of preferred stock with the same voting and economic characteristics, at half price. The rights currently trade with BellSouth common stock and may be redeemed by the Board of Directors for one cent per right until they become exercisable, and thereafter under certain circumstances. The rights expire in December 2009.

SHARES HELD IN TRUST AND TREASURY

Shares held in trust and treasury, at cost, as of December 31 are comprised of the following:

	2003		2004

	Shares		Shares
	(in millions)	Amount	(in millions)	Amount

Shares held in treasury	153	$5,333	163	$5,524
Shares held by grantor trusts	37	659	26	380

Shares held in trust and treasury	190	$5,992	189	$5,904

Treasury Shares

Shares held in trust and treasury include treasury share purchases made by the company primarily in open market transactions under repurchase plans and to satisfy shares issued in connection with employee and director share plans. The following table summarizes activity with respect to share repurchases for the periods presented:

	Number of
	shares	Aggregate	Average
	purchased (in	purchase	price per
	millions)	price	share

2002	22.3	$591	$26.47
2003	35.0	$858	$24.50
2004	5.6	$146	$26.13

Total	55.4	$1,360	$24.55

    We reissued 4.9 million shares in 2002, 4.5 million shares in 2003 and 6.8 million shares in 2004 in connection with various employee and director benefit plans.

Grantor Trusts

We have grantor trusts that are designed to provide funding for the benefits payable under certain nonqualified benefit plans. The trusts are funded with shares of BellSouth stock and marketable securities. The trusts are irrevocable,

72      BELLSOUTH 2004

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

OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) is comprised of the following components as of December 31:

	2003	2004

Cumulative foreign currency translation adjustment	$(444)	$(79)
Minimum pension liability adjustment	(89)	(129)
Net unrealized losses on derivatives	(56)	(12)
Net unrealized gains (losses) on securities	4	63

	$(585)	$(157)

Accumulated other comprehensive income (loss) for our discontinued operations included in the amounts above was $(458) as of December 31, 2003 and $(77) as of December 31, 2004. Total comprehensive income details are presented in the table below.

	For the Years Ended
	December 31,

Total Comprehensive Income	2002	2003	2004

Net Income	$1,323	$3,904	$4,758
Foreign currency translation(1):
Adjustments	(333)	(103)	(43)
Sale of foreign entities	(97)	268	408

	(430)	165	365

Minimum pension liability adjustment, net of tax of $5, $(10), and $(20)	9	(18)	(40)
Deferred gains (losses) on derivatives:
Deferred gains (losses), net of tax of $21, $8, and $20	33	14	36
Reclassification adjustment for (gains) losses included in net income, net of tax of $(11), $(7), and $0	(20)	(13)	8

	13	1	44

Unrealized gains (losses) on securities:
Unrealized holdings gains (losses), net of tax of $(14), $21, and $33	(27)	39	57
Reclassification adjustment for (gains) losses included in net income, net of tax of $(6), $(17), and $1	(11)	(32)	2

	(38)	7	59

Total comprehensive income	$877	$4,059	$5,186

(1)	Foreign currency translation amounts had no tax impacts in 2002 and 2003. In 2004, the Adjustments are net of tax of $42. There were no tax impacts on the 2004 sale of foreign entities.

Note O – Stock Compensation Plans

We grant stock-based compensation awards to key employees under several plans. In April 2004, BellSouth shareholders approved the adoption of The BellSouth Corporation Stock and Incentive Compensation Plan (the Stock Plan), which provides for various types of grants, including stock options, restricted stock, and performance-based awards. One share of BellSouth common stock is the underlying security for any award. The number of shares available for future grants under the Stock Plan shall not exceed 80 million and shall be reduced by awards granted and increased by shares tendered in option exercises. Prior to adoption of the Stock Plan, stock options and other stock-based awards were granted under the BellSouth Corporation Stock Plan and the BellSouth Corporation Stock Option Plan. We adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” effective January 1, 2003 using the retroactive restatement method.

    Given trends in long-term compensation awards and market conditions, over the last few years we have moved toward granting a mix of restricted stock and performance share units in lieu of stock options. The table below summarizes the types and numbers of awards granted and total compensation cost for each type of award included in our results of operations:

	Awards Granted			Compensation Cost

	2002	2003	2004	2002	2003	2004

Stock options	19,376,330	14,374,127	369,076	$159	$114	$78
Restricted stock	1,182,000	772,250	2,264,300	12	23	43
Performance share units	545,050	1,244,700	2,699,400	5	15	40

Totals	21,103,380	16,391,077	5,332,776	$176	$152	$161

    Stock-based compensation cost related to stock options for our discontinued operations included in the amounts above was $14 in 2002, $11 in 2003, and $8 in 2004. As of December 31, 2004, there was $160 of total unrecognized compensation cost related to nonvested awards, which will

BELLSOUTH 2004      73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

be amortized over the remaining applicable vesting period of each award.

STOCK OPTION AWARDS

Stock options granted under the plans entitle recipients to purchase shares of BellSouth common stock within prescribed periods at a price either equal to, or in excess of, the fair market value on the date of grant. Options generally become exercisable at the end of three to five years, have a term of ten years, and provide for accelerated vesting if there is a change in control (as defined in the plans). A summary of option activity under the plans is presented below:

	2002	2003	2004

Options outstanding at January 1	93,467,300	106,328,465	112,840,873
Options granted	19,376,330	14,374,127	369,076
Options exercised	(3,757,663)	(4,495,974)	(4,832,564)
Options forfeited	(2,757,502)	(3,365,745)	(2,613,812)
Options outstanding at December 31	106,328,465	112,840,873	105,763,573

Weighted-average option prices per common share:
Outstanding at January 1	$35.10	$35.68	$34.52
Granted at fair market value	$35.98	$21.96	$27.25
Exercised	$17.55	$17.94	$18.54
Forfeited	$42.44	$38.85	$36.37
Outstanding at December 31	$35.68	$34.52	$35.19
Weighted-average fair value of options granted at fair market value during the year	$ 9.39	$ 4.20	$ 5.66
Options exercisable at December 31	64,431,978	70,615,852	75,627,927
Shares available for grant at December 31	48,345,455	54,881,922	79,886,521

   The total intrinsic value of options exercised during the years ended December 31, 2002, 2003, and 2004 was $59, $40, and $48, respectively.

   The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2003	2004

Expected life (years)	5	5	5
Dividend yield	2.19%	3.87%	3.67%
Expected volatility	29.0%	29.0%	29.0%
Risk-free interest rate	4.03%	2.65%	3.46%

   The following table summarizes information about stock options outstanding at December 31, 2004:

	Outstanding			Exercisable

			Weighted		Weighted
		Weighted	Average		Average
Exercise		Average	Exercise		Exercise
Price Range	Options	Life(a)	Price	Options	Price

$14.77 - $21.28	6,525,924	0.93	$20.34	6,519,624	$20.34
$21.38 - $22.19	20,723,475	5.91	$21.88	7,834,775	$22.11
$22.20 - $30.91	17,886,842	4.61	$29.86	12,801,233	$30.63
$31.03 - $41.00	16,367,327	6.76	$38.96	5,097,089	$38.72
$41.26 - $51.78	44,260,005	5.21	$44.38	43,375,206	$44.39

$14.77 - $51.78	105,763,573	5.22	$35.19	75,627,927	$37.30

(a)	Weighted-average remaining contractual life in years.

RESTRICTED STOCK AWARDS

Restricted stock awards granted to key employees under the plans are settled by issuing shares of common stock at the vesting date. Generally, the restrictions lapse in full on the third anniversary of the grant date, or on a pro rata basis on each of the first three anniversaries of the grant date. The vesting of restricted stock accelerates if there is a change in control (as defined in the plans). The grant date fair value of the restricted stock is expensed over the period during which the restrictions lapse. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to dividends and voting rights. The total fair value of restricted stock vested during the years ended December 31, 2002, 2003, and 2004, was $2, $13, and $11, respectively. A summary of restricted stock activity under the plans is presented below:

	2002	2003	2004

Restricted shares outstanding at January 1	1,058,568	2,163,250	2,267,667
Restricted shares granted	1,182,000	772,250	2,264,300
Restricted shares vested	(65,814)	(489,691)	(407,286)
Restricted shares forfeited	(11,504)	(178,142)	(149,830)
Restricted shares outstanding at December 31	2,163,250	2,267,667	3,974,851

Weighted-average grant date stock price per restricted share:
Outstanding at January 1	$41.82	$34.69	$29.91
Granted	$28.78	$22.11	$27.60
Vested	$41.58	$36.45	$34.28
Forfeited	$43.08	$36.20	$27.31
Outstanding at December 31	$34.69	$29.91	$28.24

74      BELLSOUTH 2004

PERFORMANCE SHARE UNIT AWARDS

Performance share units granted to key employees are settled in cash based on an average stock price at the end of the three-year performance period multiplied by the number of units earned. The number of performance share units actually earned by recipients is based on the achievement of certain performance goals as defined by the terms of the awards, and can range from 0% to 150% of the number of units granted. At the end of the performance period, recipients also receive a cash payment equal to the dividends paid on a share of BellSouth stock during the performance period for each performance share unit earned. Vesting accelerates and the performance period is modified if there is a change in control (as defined in the plans). Performance share unit expense is recognized over the performance period based on the stock price at each reporting date and the expected outcome of the performance condition; expense is also recognized for dividends accrued during the performance period. The total cash payments for units vested in 2003 and 2004 were $0 and $12, respectively. A summary of performance share unit activity under the plans is presented below:

	2002	2003	2004

Performance share units:
Outstanding at January 1	482,450	1,017,050	1,718,400
Units granted	545,050	1,244,700	2,699,400
Units vested	–	(448,200)	(504,815)
Units forfeited	(10,450)	(95,150)	(124,203)
Outstanding at December 31	1,017,050	1,718,400	3,788,782

Weighted-average grant date stock price per performance share unit:	$38.68	$26.71	$28.22

Note P – Segment Information

We have three reportable operating segments: (1) Communications Group; (2) Domestic Wireless; and (3) Advertising & Publishing Group.

    We own an approximate 40% economic interest in Cingular Wireless, and share joint control of the venture with SBC. We account for the investment under the equity method. For management purposes we evaluate our domestic wireless segment based on our proportionate share of Cingular’s results. Accordingly, results for our domestic wireless segment reflect the proportional consolidation of 40% of Cingular’s results.
    The following table provides information for each operating segment:

	2002	2003	2004

Communications Group
External revenues	$18,334	$18,255	$18,289
Intersegment revenues	155	193	163
Total segment revenues	18,489	18,448	18,452
Depreciation and amortization	4,161	3,771	3,593
Segment operating income	4,916	4,843	4,628
Interest expense	498	407	367
Income taxes	1,671	1,645	1,563
Segment net income	$2,751	$2,829	$2,727
Segment assets	$31,925	$32,354	$32,303
Capital expenditures	$3,337	$2,824	$3,018

Domestic Wireless (40% proportional interest)
External revenues	$5,961	$6,193	$7,774
Intersegment revenues	–	–	–
Total segment revenues	5,961	6,193	7,774
Depreciation and amortization	740	835	1,232
Segment operating income	1,086	915	736
Interest expense	364	343	360
Net earnings (losses) of equity affiliates	(106)	(129)	(156)
Income taxes	224	159	67
Segment net income	$357	$261	$129
Segment assets	$9,654	$10,212	$32,895
Capital expenditures	$1,234	$1,094	$1,380
Advertising & Publishing Group
External revenues	$2,134	$2,033	$2,005
Intersegment revenues	23	17	14
Total segment revenues	2,157	2,050	2,019
Depreciation and amortization	29	26	28
Segment operating income	898	973	954
Interest expense	12	7	8
Income taxes	340	368	363
Segment net income	$545	$600	$583
Segment assets	$1,703	$1,002	$1,057
Capital expenditures	$29	$28	$29

RECONCILIATION TO

CONSOLIDATED FINANCIAL INFORMATION

	2002	2003	2004

Operating revenues
Total reportable segments	$26,607	$26,691	$28,245
Cingular proportional consolidation	(5,961)	(6,193)	(7,774)
Advertising & Publishing accounting change	(49)	–	–
Unbilled receivable adjustment	(163)	–	–
Refund of customer late fees in Florida	(108)	–	–
South Carolina regulatory settlement	–	–	(50)
Corporate, eliminations and other	(119)	(157)	(121)

Total consolidated	$20,207	$20,341	$20,300

BELLSOUTH 2004      75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

	2002	2003	2004

Operating income
Total reportable segments	$6,900	$6,731	$6,318
Cingular proportional consolidation	(1,086)	(915)	(736)
Unbilled receivable adjustment	(163)	–	–
Restructuring charge and asset impairment	(907)	(158)	(29)
Pension settlement loss	(167)	(47)	–
Refund of customer late fees in Florida	(108)	–	–
South Carolina regulatory settlement	–	–	(53)
Hurricane-related expenses	–	–	(164)
Corporate, eliminations and other	(15)	(54)	(47)

Total consolidated	$4,454	$5,557	$5,289

Net income
Total reportable segments	$3,653	$3,690	$3,439
Unbilled receivable adjustment	(101)	–	–
Restructuring charge and asset impairment	(584)	(97)	(18)
Pension settlement loss	(100)	(29)
Refund of customer late fees in Florida	(70)	–	–
Net gain (loss) on ownership transactions	857	–	295
Net gains (losses) on sale or impairment of securities	(212)	(5)	–
Early extinguishment of debt	(22)	(11)	–
South Carolina regulatory settlement	–	–	(33)
Hurricane-related expenses	–	–	(100)
Wireless merger integration costs and fair value adjustment	–	–	(66)
Cingular lease accounting adjustments	–	–	(43)
Income (loss) from discontinued operations	(867)	101	1,364
Cumulative effect of changes in accounting principle	(1,285)	315	–
Corporate, eliminations and other	54	(60)	(80)

Total consolidated	$1,323	$3,904	$4,758

    The Cingular proportional consolidation shown above represents the amount necessary to reconcile the proportional results of Cingular to GAAP results.
    Reconciling items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. Net gain (loss) on ownership transactions include: in 2002, a gain from the conversion of our ownership interest in E-Plus; in 2004, a gain on the sale of our operations in Denmark.
    Net revenues to external customers are based on the location of the customer. Geographic information as of December 31 is as follows:

	United	(1)
	States	International	Total

2002:
Revenues	$20,207	$2,233	$20,207
Long-lived assets	39,106	2,511	41,617

2003:
Revenues	$20,341	$2,294	$20,341
Long-lived assets	38,537	2,316	40,853

2004:
Revenues	$20,300	–	$20,300
Long-lived assets	53,797	–	53,797

(1)	Revenues from our Latin America consolidated entities are not included in the revenue line item in the consolidated statements of income due to the discontinued operations presentation. Long-lived assets from our Latin America entities are not included in the long-lived asset line item in the consolidated balance sheets due to the discontinued operations presentation.

Note Q –	Commitments and Contingencies

LEASES

We have entered into operating leases for facilities and equipment used in operations. Rental expense under operating leases was $300 for 2002, $309 for 2003 and $232 for 2004. Capital leases currently in effect are not significant. The following table summarizes the approximate future minimum rentals under noncancelable operating leases in effect at December 31, 2004:

Minimum
Rentals

2005	$136
2006	106
2007	85
2008	65
2009	47
Thereafter	252

Total	$691

OUTSIDE PLANT

We currently self-insure all of our outside plant against casualty losses. Such outside plant, located in the nine southeastern states served by BST, is susceptible to damage from severe weather conditions and other perils. The net book value of outside plant was $8,527 at December 31, 2003 and $8,530 at December 31, 2004.

GUARANTEES

In most of our sale and divestiture transactions, we indemnify the purchaser for various items including labor and general litigation as well as certain tax matters.

76      BELLSOUTH 2004

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

PURCHASE OBLIGATIONS

As of December 31, 2004, we have contracts in place to outsource certain services, principally information technology. We also have various commitments with vendors to purchase telecommunications equipment, software and services.

    The following table discloses aggregate information about these purchase obligations and the periods in which payments are due:

	Payments Due by Period

		Less than
	Total	1 year	2006-2008	2009-2011	After 2011

Unconditional purchase obligations(1)	$3,102	$723	$1,599	$780	–

(1)	The total unconditional purchase obligation includes $472 related to agreements with Qwest and Accenture that do not stipulate annual minimum purchases. The agreement with Qwest expires in 2010 and the Accenture agreement expires in 2007. Of this amount, $6 is included in the 2006-2008 column and $466 is included in the 2009-2011 column above.

REGULATORY MATTERS

AT&T Prepaid Card

In February 2005, the FCC released an order finding that certain prepaid card services of AT&T were telecommunications services. The FCC held that revenue of the services would accordingly be subject to the same universal service fund and switched access charges as were all other similarly situated telecommunications services. AT&T has estimated in a securities filing that it had “saved” approximately $160 in universal service fund contributions and $340 in access charges through use of the prepaid card services that were the subject of the FCC decision. We believe that some of the improperly avoided access charges should have been paid to us for the use of our network. While AT&T has not provided information sufficient for us to reasonably estimate access charge payments we may be owed, we believe the charges could result in additional revenue that is material to our results of operations.

South Carolina Price Regulation

Beginning in 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission (PSC) under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new state statute, adopted subsequent to the PSC’s approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under a price regulation without obtaining approval from the PSC. The election became effective during August 1999. The South Carolina Consumer Advocate petitioned the PSC seeking review of the level of our earnings during the 1996-1998 period when we operated under the subsequently invalidated price regulation plan. The PSC dismissed the petition in November 1999 and issued orders confirming the vote in February and June of 2000. In July 2000, the Consumer Advocate appealed the PSC’s dismissal of the petition. In January 2004, the court hearing the appeal affirmed the PSC’s decision. An appeal of this decision to the South Carolina Supreme Court was filed in March 2004. In April 2004, BellSouth entered into agreements that would completely terminate the litigation. Under the terms of the settlement, BellSouth agreed to, among other things, refund $50 to its South Carolina end user customers. The refund was recorded in the first quarter 2004 as a reduction to revenue. Refunds were implemented following court approval of the agreements. BellSouth agreed to settle the case to avoid further expensive litigation and uncertainty relating to the outcome of the litigation. The settlement is not an admission of liability.

Section 272 Claim

In December 2004, the FCC partially granted and otherwise dismissed July 2004 claims of AT&T that two optional discount special access tariffs violated various provisions of the Communications Act. The FCC held that one of the tariffs, the Transport Savings Plan, was unlawful under Section 272 of the Act, which governs dealings between BST and our long distance affiliate. That tariff, originally filed in 1999, provided an overlay discount for carriers that accepted its terms, which included a five year commitment, a commitment for a defined amount of spending on special access, and shortfall charges if commitments were not met. The FCC held that the discount structure in the tariff was insufficiently related to cost, and unduly favored a class of carriers (including our long distance affiliate) with relatively lower volume special access spending, and discriminated against carriers with relatively higher volumes. The FCC dismissed the other claims associated with the Transport Savings Plan, and dismissed all claims associated with the second tariff. We do not agree with the FCC’s finding, and appealed its decision to the D.C. Circuit Court of Appeals. We do not believe that AT&T has suffered any damages, and we believe that any such claims would be barred in whole or in part by various provisions of law. At this time, however,

BELLSOUTH 2004      77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

neither the likely outcome of the appeal nor AT&T’s potential damages claim can be predicted, and therefore no reasonable estimate of loss, if any, can be made.

LEGAL PROCEEDINGS

Employment Claim

On April 29, 2002, five African-American employees filed a putative class action lawsuit, captioned Gladys Jenkins et al. v. BellSouth Corporation, against the Company in the United States District Court for the Northern District of Alabama. The complaint alleges that BellSouth discriminated against current and former African-American employees with respect to compensation and promotions in violation of Title VII of the Civil Rights Act of 1964 and 42 USC. Section 1981. Plaintiffs purport to bring the claims on behalf of two classes: a class of all African-American hourly workers employed by BellSouth Telecommunications at any time since April 29, 1998, and a class of all African-American salaried workers employed by BellSouth Telecommunications at any time since April 29, 1998 in management positions at or below Job Grade 59/Level C. The plaintiffs are seeking unspecified amounts of back pay, benefits, punitive damages and attorneys’ fees and costs, as well as injunctive relief. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

Securities and ERISA Claims

From August through October 2002, several individual shareholders filed substantially identical class action lawsuits against BellSouth and three of its senior officers alleging violations of the federal securities laws. The cases have been consolidated in the United States District Court for the Northern District of Georgia and are captioned In re BellSouth Securities Litigation. Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, the court has appointed a Lead Plaintiff. The Lead Plaintiff filed a Consolidated and Amended Class Action Complaint in July 2003 on behalf of two putative classes: (1) purchasers of BellSouth stock during the period November 7, 2000 through February 19, 2003 (the class period) for alleged violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and (2) participants in BellSouth’s Direct Investment Plan during the class period for alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933. Four outside directors were named as additional defendants. The Consolidated and Amended Class Action Complaint alleged that during the class period the Company (1) overstated the unbilled receivables balance of its Advertising & Publishing subsidiary; (2) failed to properly implement SAB 101 with regard to its recognition of Advertising & Publishing revenues; (3) improperly billed competitive local exchange carriers (CLEC) to inflate revenues; (4) failed to take a reserve for refunds that ultimately came due following litigation over late payment charges; and (5) failed to properly write down goodwill of its Latin American operations. On February 8, 2005, the district court dismissed the Exchange Act claims, except for those relating to the writedown of Latin American goodwill. On that date, the district court also dismissed the Securities Act claims, except for those relating to the writedown of Latin American goodwill, the allegations relating to unbilled receivables of the Company’s Advertising & Publishing subsidiary, the implementation of SAB 101 regarding recognition of Advertising & Publishing revenues and alleged improper billing of CLECs. The plaintiffs are seeking an unspecified amount of damages, as well as attorneys’ fees and costs. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

    In February 2003, a similar complaint was filed in the Superior Court of Fulton County, Georgia on behalf of participants in BellSouth’s Direct Investment Plan alleging violations of Section 11 of the Securities Act. Defendants removed this action to federal court pursuant to the provisions of the Securities Litigation Uniform Standards Act of 1998. In July 2003, the federal court issued a ruling that the case should be remanded to Fulton County Superior Court. The Fulton County Superior Court has stayed the case pending resolution of the federal case. The plaintiffs are seeking an unspecified amount of damages, as well as attorneys’ fees and costs. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.
    In September and October 2002, three substantially identical class action lawsuits were filed in the United States District Court for the Northern District of Georgia against BellSouth, its directors, three of its senior officers, and other individuals, alleging violations of the Employee Retirement Income Security Act (ERISA). The cases have been consolidated and on April 21, 2003, a Consolidated Complaint was filed. The plaintiffs, who seek to represent a putative class of participants and beneficiaries of BellSouth’s 401(k) plans (the Plan), allege in the Consolidated Complaint that the company and the individual defendants breached their fiduciary duties in violation of ERISA, by among other things, (1) failing to provide accurate information to the Plans’ participants and beneficiaries; (2) failing to ensure that the Plans’ assets were invested properly; (3) failing to monitor the Plans’ fiduciaries; (4) failing to disregard Plan directives that the defendants knew or should have known were imprudent and (5) failing to avoid conflicts of interest by hiring independent fiduciaries to make investment decisions. The plaintiffs are seeking an unspecified amount of damages, injunctive relief, attorneys’ fees and costs. Certain underlying factual allegations regarding BellSouth’s Advertising & Publishing subsidiary and its former Latin American operation are substantially similar to the allegations in the putative securities class action captioned In re BellSouth Securities Litigation, which is described above. At this time, the likely outcome of the cases cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

78      BELLSOUTH 2004

Antitrust Claims

In October 2002, a number of antitrust class action lawsuits were filed against BellSouth in federal district courts in Atlanta, Georgia and Ft. Lauderdale, Florida. Pursuant to the plaintiff’s motion for voluntary dismissal, the court dismissed the cases on March 9, 2004.

    In December 2002, a consumer class action alleging antitrust violations of Section 1 of the Sherman Antitrust Act was filed against BellSouth, Verizon, SBC and Qwest, captioned William Twombley, et al v. Bell Atlantic Corp., et al, in Federal Court in the Southern District of New York. The complaint alleged that defendants conspired to restrain competition by “agreeing not to compete with one another and otherwise allocating customers and markets to one another.” The plaintiffs are seeking an unspecified amount of treble damages and injunctive relief, as well as attorneys’ fees and expenses. In October 2003, the district court dismissed the complaint for failure to state a claim and the case is now on appeal.
    In June 2004, the U.S. Court of Appeals for the 11th Circuit affirmed the District Court’s dismissal of most of the antitrust and state law claims brought by a plaintiff CLEC in a case captioned Covad Communications Company, et al v. BellSouth Corporation, et al. The appellate court, however, permitted a price squeeze claim and certain state tort claims to proceed. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

OTHER CLAIMS

We are subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. BST is also subject to claims attributable to pre-divestiture events, including environmental liabilities, rates and contracts. Certain contingent liabilities for pre-divestiture events are shared with AT&T Corp. While complete assurance cannot be given as to the outcome of these claims, we believe that any financial impact would not be material to our results of operations, financial position or cash flows.

Note R –	Subsidiary Financial Information

We have fully and unconditionally guaranteed all of the outstanding debt securities of BellSouth Telecommunications, Inc. (BST), which is a 100% owned subsidiary of BellSouth. In accordance with SEC rules, we are providing the following condensed consolidating financial information. BST is listed separately because it has debt securities, registered with the SEC, that we have guaranteed. The Other column represents all other wholly owned subsidiaries excluding BST and BST subsidiaries. The Adjustments column includes the necessary amounts to eliminate the intercompany balances and transactions between BST, Other and Parent and to consolidate wholly owned subsidiaries to reconcile to our consolidated financial information.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Year Ended December 31, 2002

				Adjust-
	BST	Other	Parent	ments	Total

Total operating revenues	$17,515	$5,190	$–	$(2,498)	$20,207
Total operating expenses	15,292	4,322	114	(3,975)	15,753

Operating income	2,223	868	(114)	1,477	4,454
Interest expense	617	221	610	(382)	1,066
Net earnings (losses) of equity affiliates	1,015	548	3,766	(4,787)	542
Other income (expense), net	(46)	1,540	184	(241)	1,437

Income from continuing operations before income taxes, discontinued operations, and cumulative effect of changes in accounting principle	2,575	2,735	3,226	(3,169)	5,367
Provision (benefit) for income taxes	582	966	(249)	593	1,892

Income from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	1,993	1,769	3,475	(3,762)	3,475
Income (loss) from discontinued operations, net of tax	–	(867)	(867)	867	(867)
Cumulative effect of changes in accounting principle	–	(1,285)	(1,285)	1,285	(1,285)

Net income (losses)	$1,993	$(383)	$1,323	$(1,610)	$1,323

BELLSOUTH 2004      79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

	For the Year Ended December 31, 2003

				Adjust-
	BST	Other	Parent	ments	Total

Total operating revenues	$17,400	$5,695	$–	$(2,754)	$20,341
Total operating expenses	14,838	4,169	25	(4,248)	14,784

Operating income	2,562	1,526	(25)	1,494	5,557
Interest expense	537	73	580	(243)	947
Net earnings (losses) of equity affiliates	1,067	498	3,799	(4,912)	452
Other income (expense), net	(10)	275	111	(14)	362

Income before income taxes, discontinued operations, and cumulative effect of changes in accounting principle	3,082	2,226	3,305	(3,189)	5,424
Provision (benefit) for income taxes	730	770	(183)	619	1,936

Income before discontinued operations and cumulative effect of changes in accounting principle	2,352	1,456	3,488	(3,808)	3,488
Income (loss) from discontinued operations, net of tax	–	101	101	(101)	101
Cumulative effect of changes in accounting principle	816	(501)	315	(315)	315

Net income (losses)	$3,168	$1,056	$3,904	$(4,224)	$3,904

	For the Year Ended December 31, 2004

	BST	Other	Parent	Adjustments	Total

Total operating revenues	$16,884	$6,452	$–	$(3,036)	$20,300
Total operating expenses	14,993	4,627	11	(4,620)	15,011

Operating income	1,891	1,825	(11)	1,584	5,289
Interest expense	529	26	607	(246)	916
Net earnings (losses) of equity affiliates	1,125	80	3,700	(4,837)	68
Other income (expense), net	12	667	114	(48)	745

Income before income taxes and discontinued operations	2,499	2,546	3,196	(3,055)	5,186
Provision (benefit) for income taxes	484	858	(198)	648	1,792

Income before discontinued operations	2,015	1,688	3,394	(3,703)	3,394
Income (loss) from discontinued operations, net of tax	–	1,364	1,364	(1,364)	1,364

Net income (losses)	$2,015	$3,052	$4,758	$(5,067)	$4,758

80      BELLSOUTH 2004

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2003					December 31, 2004

				Adjust-					Adjust-
	BST	Other	Parent	ments	Total	BST	Other	Parent	ments	Total

ASSETS
Current assets:
Cash and cash equivalents	$5	$1,190	$1,618	$134	$2,947	$7	$405	$265	$3	$680
Short-term investments	–	–	1,609	–	1,609	–	–	16	–	16
Accounts receivable, net	68	1,201	3,146	(1,545)	2,870	75	1,005	2,918	(1,439)	2,559
Other current assets	393	773	139	118	1,423	528	4,418	144	(3,714)	1,376
Assets of discontinued operations	–	–	–	–	–	–	1,068	–	–	1,068

Total current assets	466	3,164	6,512	(1,293)	8,849	610	6,896	3,343	(5,150)	5,699

Investments and advances to Cingular	3,464	8,162	891	(4,838)	7,679	3,515	21,686	1,539	(3,969)	22,771
Property, plant and equipment, net	21,818	1,947	4	38	23,807	21,339	665	3	32	22,039
Deferred charges and other assets	5,029	287	21,790	(20,129)	6,977	5,267	293	39,305	(37,465)	7,400
Intangible assets, net	1,036	1,211	5	138	2,390	1,072	391	9	115	1,587

Total assets	$31,813	$14,771	$29,202	$(26,084)	$49,702	$31,803	$29,931	$44,199	$(46,437)	$59,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt maturing within one year	$2,454	$920	$2,470	$(2,353)	$3,491	$3,016	$15	$4,248	$(1,804)	$5,475
Other current liabilities	3,942	1,724	916	(1,615)	4,967	3,941	1,165	4,905	(5,946)	4,065
Liabilities of discontinued operations	–	–	–	–	–	–	830	–	–	830

Total current liabilities	6,396	2,644	3,386	(3,968)	8,458	6,957	2,010	9,153	(7,750)	10,370

Long-term debt	4,970	845	6,301	(627)	11,489	3,704	107	11,874	(577)	15,108

Noncurrent liabilities:
Deferred income taxes	4,408	1,519	(751)	173	5,349	5,063	1,735	(490)	184	6,492
Other noncurrent liabilities	2,991	1,074	554	75	4,694	2,974	791	596	99	4,460

Total noncurrent liabilities	7,399	2,593	(197)	248	10,043	8,037	2,526	106	283	10,952

Shareholders’ equity	13,048	8,689	19,712	(21,737)	19,712	13,105	25,288	23,066	(38,393)	23,066

Total liabilities and shareholders’ equity	$31,813	$14,771	$29,202	$(26,084)	$49,702	$31,803	$29,931	$44,199	$(46,437)	$59,496

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	For the Year Ended December 31, 2002

	BST	Other	Parent	Adjustments	Total

Cash flows from continuing operations:
Cash flows from operating activities	$6,174	$828	$3,434	$(2,724)	$7,712
Cash flows from investing activities	(3,166)	(223)	1,019	458	(1,912)
Cash flows from financing activities	(3,008)	(525)	(3,271)	2,361	(4,443)
Cash flows from discontinued operations	–	72	–	–	72

Net increase (decrease) in cash	$–	$152	$1,182	$95	$1,429

	For the Year Ended December 31, 2003

	BST	Other	Parent	Adjustments	Total

Cash flows from continuing operations:
Cash flows from operating activities	$7,654	$1,637	$4,038	$(5,446)	$7,883
Cash flows from investing activities	(2,918)	(545)	(777)	1,534	(2,706)
Cash flows from financing activities	(4,731)	(1,082)	(2,825)	3,959	(4,679)
Cash flows from discontinued operations	–	428	–	–	428

Net increase (decrease) in cash	$5	$438	$436	$47	$926

	For the Year Ended December 31, 2004

	BST	Other	Parent	Adjustments	Total

Cash flows from continuing operations:
Cash flows from operating activities	$5,456	$1,347	$3,210	$(3,212)	$6,801
Cash flows from investing activities	(2,971)	(14,363)	(13,751)	17,525	(13,560)
Cash flows from financing activities	(2,483)	12,810	9,188	(14,444)	5,071
Cash flows from discontinued operations	–	(579)	–	–	(579)

Net increase (decrease) in cash	$2	$(785)	$(1,353)	$(131)	$(2,267)

BELLSOUTH 2004      81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED

BELLSOUTH CORPORATION

Note S –	Quarterly Financial Information (Unaudited)

In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2003
Operating Revenues	$5,014	$5,079	$5,141	$5,107	$20,341
Operating Income	1,351	1,354	1,453	1,399	5,557
Provision for Income Taxes	490	511	486	449	1,936
Income Before Discontinued Operations and Cumulative Effect of Changes in Accounting Principle	850	908	894	836	3,488
Income Before Cumulative Effect of Changes in Accounting Principle	915	951	936	787	3,589
Net Income (Loss)	1,230	951	936	787	3,904
Basic Earnings Per Share(a):
Income Before Discontinued Operations and Cumulative Effect of Changes in Accounting Principle	$0.46	$0.49	$0.48	$0.46	$1.89
Income Before Cumulative Effect of Changes in Accounting Principle	$0.49	$0.51	$0.51	$0.43	$1.94
Net Income (Loss)	$0.66	$0.51	$0.51	$0.43	$2.11
Diluted Earnings Per Share(a):
Income Before Discontinued Operations and Cumulative Effect of Changes in Accounting Principle	$0.46	$0.49	$0.48	$0.45	$1.88
Income Before Cumulative Effect of Changes in Accounting Principle	$0.49	$0.51	$0.51	$0.43	$1.94
Net Income (Loss)	$0.66	$0.51	$0.51	$0.43	$2.11

Total comprehensive income	$1,111	$1,031	$944	$973	$4,059
2004
Operating Revenues	$4,976	$5,083	$5,095	$5,146	$20,300
Operating Income	1,358	1,442	1,401	1,088	5,289
Provision for Income Taxes	623	516	465	188	1,792
Income Before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	1,150	939	852	453	3,394
Income Before Cumulative Effect of Change in Accounting Principle	1,599	996	799	1,364	4,758
Net Income (Loss)	1,599	996	799	1,364	4,758
Basic Earnings Per Share(a):
Income Before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	$0.63	$0.51	$0.47	$0.25	$1.85
Income Before Cumulative Effect of Change in Accounting Principle	$0.87	$0.54	$0.44	$0.74	$2.60
Net Income (Loss)	$0.87	$0.54	$0.44	$0.74	$2.60
Diluted Earnings Per Share(a):
Income Before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	$0.63	$0.51	$0.46	$0.25	$1.85
Income Before Cumulative Effect of Change in Accounting Principle	$0.87	$0.54	$0.44	$0.74	$2.59
Net Income (Loss)	$0.87	$0.54	$0.44	$0.74	$2.59
Total comprehensive income	$1,713	$1,007	$789	$1,677	$5,186

(a)	Due to rounding, the sum of quarterly EPS amounts may not agree to year-to-date EPS amounts.

    The quarters shown were affected by the items listed below. These items are specific to net income.

2003

•	We recorded losses related to our workforce reduction of approximately 3,400 positions, which reduced net income by $74, or $0.04 per share, in the first quarter; by $12, or $0.01 per share, in the second quarter; and by $10, or $0.01 per share in the fourth quarter.
•	Third quarter includes a charge for an asset impairment, which reduced net income by $32, or $0.02 per share.
•	We recorded income (losses) related to our Discontinued Operations which impacted net income by $65, or $0.03 per share, in the first quarter; by $43, or $0.02 per share, in the second quarter; by $42, or $0.02 per share, in the third quarter; and by $(49), or $(0.03) per share, in the fourth quarter.

2004

•	First quarter includes a gain related to the sale of our operations in Denmark, which increased net income by $295, or $0.16 per share.
•	First quarter also includes a charge for a settlement with the South Carolina Consumer Advocate, which decreased net income by $33, or 0.02 per share.
•	We recorded losses related to service repairs in the wireline business due to Hurricanes Charley, Frances,

82      BELLSOUTH 2004

Ivan and Jeanne, which reduced net income by $23, or $0.01 per share in the third quarter and by $77, or $0.04 per share, in the fourth quarter.
•	Our equity in earnings from Cingular included losses related to wireless merger integration costs for the Cingular/AT&T Wireless merger, a fair value adjustment for the sale of Cingular Interactive, and lease accounting adjustments, which reduced our net income by $17, or $0.01 per share, in the third quarter and by $92, or $0.05 per share in the fourth quarter.
•	Fourth quarter also includes charges related to severance and lease termination payments, which reduced net income by $18, or $0.01 per share.
•	We recorded income (losses) related to our Discontinued Operations which impacted net income by $449, or $0.24 per share, in the first quarter; by $57, or $0.03 per share, in the second quarter; by $(53), or $(0.03) per share, in the third quarter; and by $911, or $0.50 per share, in the fourth quarter.

BELLSOUTH 2004      83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BELLSOUTH CORPORATION

To the Shareholders BellSouth Corporation:

    We have completed an integrated audit of BellSouth Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits and the report of other auditors, are presented below.

Consolidated financial statements

    In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income present fairly, in all material respects, the financial position of BellSouth Corporation and its subsidiaries (“BellSouth”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Cingular Wireless, LLC (“Cingular”), an equity method investee. BellSouth’s consolidated financial statements include an investment of $18,311 million and $3,867 million as of December 31, 2004 and 2003, respectively and equity method income of $24 million, $408 million and $497 million, respectively, for each of the three years in the period ended December 31, 2004. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Cingular, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    As discussed in Note C to the consolidated financial statements, in 2003, BellSouth adopted Financial Accounting Standards Board Statement No. 143, changing its method of accounting for asset retirement costs and changed its accounting for publication revenues from the publication and delivery method to the deferral method as of January 1, 2003. As discussed in Note G to the consolidated financial statements, BellSouth adopted Financial Accounting Standards Board Statement No. 142 and changed its method of accounting for goodwill and other intangible assets as of January 1, 2002.

Internal control over financial reporting

    Also, in our opinion, management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

    A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Atlanta, Georgia
March 4, 2005

84      BELLSOUTH 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BELLSOUTH CORPORATION

Board of Directors and Shareowners

Cingular Wireless Corporation, Manager of
Cingular Wireless LLC

We have audited the consolidated balance sheets of Cingular Wireless LLC as of December 31, 2003 and 2004, and the related consolidated statements of income, changes in members’ capital, comprehensive income and cash flows for each of the three years in the period ended December 31, 2004 (not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Omnipoint Facilities Network II, LLC (Omnipoint), a wholly owned subsidiary of GSM Facilities, LLC (an equity investee in which the Company has an approximate 60% interest at December 31, 2004), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to the 2003 and 2004 amounts included for Omnipoint, it is based solely on their report. In the consolidated financial statements, the Company’s indirect investment in Omnipoint is stated at $770 million and $880 million, respectively, at December 31, 2003 and 2004, and the Company’s equity in net losses of Omnipoint is stated at $100 million and $135 million, for the years then ended.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cingular Wireless LLC and subsidiaries at December 31, 2003 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.
    As described in Note 5 to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.
    As described in Note 2 to the consolidated financial statements, the consolidated balance sheet as of December 31, 2003 and the related consolidated statements of income, changes in members’ capital, comprehensive income and cash flows for each of the years ended December 31, 2002 and 2003 have been restated.

Atlanta, Georgia
March 4, 2005

REPORT OF MANAGEMENT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

BELLSOUTH CORPORATION

The management of BellSouth Corporation is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) adopted under the Securities Exchange Act of 1934.

    BellSouth’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, BellSouth’s management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that BellSouth maintained effective internal control over financial reporting as of December 31, 2004.
    PricewaterhouseCoopers LLP, BellSouth’s independent registered public accounting firm, has audited our management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004, as stated in their report which appears on page 84.

March 4, 2005

BELLSOUTH 2004      85

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

BELLSOUTH CORPORATION

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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
    As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective at providing reasonable assurance that all material information relating to BellSouth (including consolidated subsidiaries) required to be included in our Exchange Act reports is reported in a timely manner. In addition, based on such evaluation we have identified no change in our internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 but was not reported.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following sections of the Company’s definitive proxy statement dated March 11, 2005 are incorporated herein by reference:

•	The second and third paragraph under the heading “Structure and Practices of the Board of Directors — Corporate Governance Philosophy”
•	The information under the heading “Structure and Practices of the Board of Directors — Independence of Committee Members”
•	The information under the heading “Structure and Practices of the Board of Directors — Audit Committee Financial Experts”
•	The information under the heading “Matters to Be Voted On — Directors’ Proposal 1: Election of Directors”
•	The information under the heading “General Information — Section 16(a) Beneficial Ownership Reporting Compliance”

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure on page 16 in Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Information regarding our Code of Ethics is included under the caption “Website Access” on page 16 of this Form 10-K.

Item 11.	Executive Compensation

The information under the headings “Executive Compensation” and “Structure and Practices of the Board

86      BELLSOUTH 2004

of Directors — Director Compensation” and “— Compensation Committee Interlocks and Insider Participation” contained in the Company’s definitive proxy statement dated March 11, 2005 are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the headings “Beneficial Ownership of Common Stock” contained in the Company’s definitive proxy statement dated March 11, 2005 are incorporated herein by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity compensation plan information

The following table provides information about shares of BellSouth common stock that may be issued under our equity compensation plans as of December 31, 2004.

(C)
Number of
securities
	(A)		remaining
	Number of	(B)	available for
	securities to	Weighted-	future issuance
	be issued	average	under equity
	upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
	and rights	and rights	column (A))

Equity compensation plans approved by shareholders	104,414,655 (1)	$35.12	79,886,521 (2)

Equity compensation plans not approved by shareholders	1,572,645	$41.00 (3)	—

Totals	105,987,300	$35.19 (3)	79,886,521

(1)	Consists of shares to be issued upon exercise of outstanding options granted under the BellSouth Corporation Stock and Incentive Compensation Plan, the BellSouth Corporation Stock Plan, the BellSouth Corporation Stock Option Plan, the BellSouth Corporation Non-Employee Director Stock Plan, and the BellSouth Corporation Non-Employee Director Stock Option Plan. Of these plans, the only plan under which options may be granted in the future is the BellSouth Corporation Stock and Incentive Compensation Plan.
(2)	The number of shares available for future grant under the BellSouth Corporation Stock and Incentive Compensation Plan (as approved by shareholders in April 2004) is equal to eighty million (80,000,000) shares authorized for issuance under the plan, less the cumulative number of awards granted under the plan that will be settled by issuing shares.
(3)	The weighted average exercise prices in the table above exclude 223,727 shares payable under the Incentive Award Deferral Plan at December 31, 2004.

Equity compensation plans not approved by security holders

The BellSouth Corporation Executive Incentive Award Deferral Plan (the “IADP”) is a nonqualified deferred compensation plan that was terminated effective September 1996. Prior to termination of the IADP, eligible plan participants could elect to defer receipt of some or all of the shares of BellSouth Common Stock awarded to them under the BellSouth Corporation Executive Long-Term Incentive Plan (terminated effective February 1996). During the deferral period, dividend equivalents increase the number of shares payable to participants at the same rate as the dividend rate received by all shareholders. Shares are issued to plan participants in accordance with individual payment schedules that were established when each respective deferral agreement was executed. Plan participants are not required to pay an exercise price to receive these shares. Shareholder approval of this plan was not required under applicable provisions of law or the rules of the New York Stock Exchange.

    Upon Mr. Ackerman’s election to the positions of Chairman of the Board, President and Chief Executive Officer, we entered into a retirement agreement with him that became effective November 23, 1998. The agreement was designed to incent Mr. Ackerman to remain with BellSouth beyond the age of sixty and to link compensation under the agreement to BellSouth’s performance. Pursuant to this agreement, Mr. Ackerman received an award of 1,348,918 nonqualified stock options with an exercise price of $41.00 per share. If he remains employed by BellSouth, these options vest 20% each year, beginning with Mr. Ackerman’s 60th birthday, which occurred in 2002. Shareholder approval of this plan was not required under applicable provisions of law or the rules of the New York Stock Exchange.

Item 13.	Certain Relationships and Related Transactions

The information under the heading “Structure and Practices of the Board of Directors — Related Party Transactions” contained in the Company’s definitive proxy statement dated March 11, 2005 are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the headings “Audit Committee Report — Fees Paid to the Independent Registered Public Accounting Firm” and “— Pre-Approval of Services by the Independent Registered Public Accounting Firm” contained in the Company’s definitive proxy statement dated March 11, 2005 are incorporated herein by reference.

BELLSOUTH 2004      87

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

BELLSOUTH CORPORATION

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Page(s) in This Form 10-K

a.	Documents filed as a part of the report:
(1)	Financial Statements of BellSouth Corporation:
	Consolidated Statements of Income	50
	Consolidated Balance Sheets	51
	Consolidated Statements of Cash Flows	52
	Consolidated Statements of Shareholders’ Equity and Comprehensive Income	53
	Notes to Consolidated Financial Statements	54
	Reports of Independent Registered Public Accounting Firms	84
Consolidated Financial Statements of Cingular Wireless LLC:
	Reports of Independent Registered Public Accounting Firms	Exhibit 99a
	Consolidated Balance Sheets	Exhibit 99a
	Consolidated Statements of Income	Exhibit 99a
	Consolidated Statements of Changes in Members’ Capital	Exhibit 99a
	Consolidated Statements of Comprehensive Income	Exhibit 99a
	Consolidated Statements of Cash Flows	Exhibit 99a
	Notes to Consolidated Financial Statements	Exhibit 99a
(2)	Financial statement schedules have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.
(3)	Exhibits: Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. All management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(c) are filed as Exhibits 10f through 10aaa inclusive.
2a	Stock Purchase Agreement, dated as of March 5, 2004, by and among Telefónica Móviles, S.A., each of the entities listed on Schedule I to the Agreement, and BellSouth Corporation (for purposed of the Sections and Articles identified in the Preamble only) (incorporated by reference to Exhibit 2-a to BellSouth’s Form 8-K dated March 5, 2004, File No. 1-8607.)
2a-1	Amendment No. 1 to Stock Purchase Agreement, dated as of July 8, 2004, by and among Telefónica Móviles, S.A. and the entities listed on the signature pages thereto (incorporated by reference to Exhibit 2a-1 to Form 10-Q for the quarter ended September 30, 2004, File No. 1-8607.)
2a-2	Amendment No. 2 to Stock Purchase Agreement, dated as of October 4, 2004, by and among Telefónica Móviles, S.A. and the entities listed on the signature pages thereto (incorporated by reference to Exhibit 2a-2 to Form 10-Q for the quarter ended September 30, 2004, File No. 1-8607.)
2a-3	Amendment No. 3 to Stock Purchase Agreement, dated as of October 14, 2004, by and among Telefónica Móviles, S.A. and the entities listed on the signature pages thereto (incorporated by reference to Exhibit 2a-3 to Form 10-Q for the quarter ended September 30, 2004, File No. 1-8607.)
2a-4	Amendment No. 4 to Stock Purchase Agreement, dated as of October 27, 2004, by and among Telefónica Móviles, S.A. and the entities listed on the signature pages thereto (incorporated by reference to Exhibit 2a-4 to Form 10-Q for the quarter ended September 30, 2004, File No. 1-8607.)
3a	Amended Articles of Incorporation of BellSouth Corporation adopted December 5, 2000 (incorporated by reference to Exhibit 3a to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)

3b	By-laws of BellSouth Corporation adopted April 26, 2004 (incorporated by reference to Exhibit 3b to Form 10-Q for the quarter ended March 31, 2004, File No. 1-8607.)
4a	BellSouth Corporation Shareholder Rights Agreement dated November 22, 1999 (incorporated by reference to Exhibit 1 to Report on Form 8-A dated November 23, 1999, File No. 1-8607.)
4a-1	Amendment No. 1 to BellSouth Corporation Shareholder Rights Agreement, dated as of March 2, 2005 (incorporated by reference to Exhibit 4a to Current Report on Form 8-K dated February 28, 2005, File No. 1-8607.)
4b	No instrument which defines the rights of holders of long and intermediate term debt of BellSouth Corporation is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A) Pursuant to this regulation, BellSouth Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.
10a	Agreement and Plan of Merger by and among AT&T Wireless, Inc., Cingular Wireless Corporation, Cingular Wireless LLC and Links I Corporation, and, solely with respect to Sections 5.3, 6.1(b), 6.5(b) and Article IX of the Agreement and Plan of Merger, SBC Communications Inc. and BellSouth Corporation dated as of February 17, 2004 (incorporated by reference to Exhibit 99.1 from the Current Report on Form 8-K/A of Cingular Wireless LLC dated February 17, 2004 and filed on February 18, 2004, File No. 001-31673.)
10b	Investment Agreement dated February 17, 2004 between BellSouth Corporation and SBC Communications Inc. (incorporated by reference to Exhibit 10nn to Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
10c	Investment and Reorganization Agreement, dated as of October 25, 2004, by and among BellSouth Corporation, SBC Communications Inc., Cingular Wireless Corporation, Cingular Wireless LLC, Links I Corporation, Cingular Wireless II, Inc., BLS Cingular Holding, LLC, SBC Alloy Holdings, Inc., BellSouth Enterprises, Inc., BellSouth Mobile Systems, Inc., BellSouth Mobile Data, Inc. and SBC Long Distance, Inc. (incorporated by reference to Exhibit 99.01 of the Form 8-K of Cingular Wireless LLC filed on October 28, 2004, File No. 001-31673.)
10d	Revolving Credit Agreement by and among BellSouth Corporation, SBC Communications, Inc. and Cingular Wireless LLC, dated as of August 1, 2004 (incorporated by reference to Exhibit 10pp to the Form 10-Q for the quarter ended June 30, 2004, File No. 1-8607.)
10e	Credit Agreement dated as of October 4, 2004 among BellSouth Corporation, the Lenders Party Thereto and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10xx to BellSouth’s Form 8-K dated October 4, 2004, File No. 1-8607.)
10f	BellSouth Corporation Executive Long Term Disability and Survivor Protection Plan as amended and restated effective January 1, 1994 (incorporated by reference to Exhibit 10c-1 to Form 10-K for the year ended December 31, 1993, File No. 1-8607.)
10g	BellSouth Corporation Executive Transfer Plan (incorporated by reference Exhibit 10ee to Registration Statement No. 2-87846.)
10h	BellSouth Corporation Death Benefit Program (incorporated by reference to Exhibit 10ff to Form 10-K for the year ended December 31, 1989, File No. 1-8607.)
10i	BellSouth Corporation Executive Incentive Award Deferral Plan as amended and restated effective September 23, 1996 (incorporated by reference to Exhibit 10g to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10j	BellSouth Corporation Nonqualified Deferred Compensation Plan as amended and restated effective November 25, 1996 (incorporated by reference to Exhibit 10h to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10k	BellSouth Corporation Supplemental Executive Retirement Plan as amended on March 23, 1998 (incorporated by reference to Exhibit 10i to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES CONTINUED

BELLSOUTH CORPORATION

10k-1	Amendment to BellSouth Corporation Supplemental Executive Retirement Plan, as amended on March 23, 1998, dated as of December 23, 2004.
10l	BellSouth Corporation Executive Financial Services Plan, effective January 1, 2004.
10m	BellSouth Split-Dollar Life Insurance Plan, as amended and restated and effective as of November 24, 2003.
10n	BellSouth Officer Compensation Deferral Plan as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10z to Form 10-Q for the quarter ended September 30, 2001, File No. 1-8607.)
10o	BellSouth Officer Personal Vehicle Perquisite Plan, effective January 1, 2004.
10p	BellSouth Supplemental Life Insurance Plan, as amended and restated effective April 1, 2004.
10q	BellSouth Officer Compensation Deferral Plan, as Amended and Restated Effective January 1, 2005.
10r	BellSouth Executive Stock Ownership Program, as revised September 27, 2004.
10s	BellSouth Corporation Officer Short Term Incentive Award Plan (incorporated by reference to Exhibit 10y to Form 10-Q for the quarter ended September 30, 1996, File No. 1-8607.)
10t	2005 Named Executive Officer Compensation Term Sheet.
10u	BellSouth Corporation Plan For Non-Employee Directors’ Travel Accident Insurance (incorporated by reference to Exhibit 10ii to Registration Statement No. 2-87846, File No. 1-8607.)
10v	BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective March 9, 1984 (incorporated by reference to Exhibit 10gg to Registration Statement No. 2-87846, File No. 1-8607.)
10w	BellSouth Corporation Director’s Compensation Deferral Plan as Amended and Restated effective May 1, 2001 (incorporated by reference from Exhibit 101-1 to Form 10-Q for the quarter ended March 31, 2001, File No. 1-8607.)
10w-1	First Amendment to BellSouth Corporation Director’s Compensation Deferral Plan dated as of February 6, 2004.
10x	BellSouth Non-Employee Directors Charitable Contribution Program (incorporated by reference to Exhibit 10z to Form 10-K for the year ended December 31, 1992, File No. 1-8607.)
10y	BellSouth Personal Retirement Account Pension Plan, as amended and restated effective January 1, 1998 (incorporated by reference to Exhibit 10q to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10y-1	Amendment dated December 22, 1998 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-1 to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10y-2	Amendment dated March 22, 1999 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-2 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-8607.)
10y-3	Amendment dated April 7, 1999 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-3 to Form 10-Q for the quarter ended March 31, 1999, File No. I-8607.)
10y-4	Amendment dated May 6, 1999 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-4 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8607.)
10y-5	Amendment dated May 6, 1999 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-5 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8607.)
10y-6	Amendment dated May 7, 1999 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-6 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8607.)

10y-7	Amendment dated September 13, 1999 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-7 to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8607.)
10y-8	Amendment dated December 22, 1999 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-8 to Form 10-K for the year ended December 31, 1999, File No. 1-8607.)
10y-9	Amendment dated December 15, 2000 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference Exhibit 10q-9 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10y-10	Amendment dated December 15, 2000 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-10 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10y-11	Amendment dated December 15, 2000 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-11 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10y-12	Amendment dated December 15, 2000 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-12 to Form 10-Q for the quarter ended September 30, 2001, File No. 1-8607.)
10y-13	Amendment dated December 18, 2001 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-13 to Form 10-K for the year ended December 31, 2001, File No. 1-8607.)
10y-14	Amendment dated December 17, 2002 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-14 to Form 10-K for the year ended December 31, 2002, File No. 1-8607.)
10y-15	Amendment dated December 23, 2003 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-15 to Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
10y-16	Amendment dated December 22, 2004 to the BellSouth Personal Retirement Account Pension Plan.
10z	BellSouth Corporation Trust Under Executive Benefit Plan(s) as amended April 28, 1995 (incorporated by reference to Exhibit 10u-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10z-1	Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Executive Benefit Plan(s) (incorporated by reference to Exhibit 10s-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10z-2	Second Amendment dated July 8, 2002 to the BellSouth Corporation Trust Under Executive Benefit Plan(s) (incorporated by reference to Exhibit 10r-2 to Form 10-Q for the quarter ended September 30, 2002, File No. 1-8607.)
10z-3	First Amendment dated November 1, 2003 to the BellSouth Corporation Trust Under Executive Benefit Plan(s) (incorporated by reference to Exhibit 10r-3 to Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
10z-4	Second Amendment dated December 17, 2003 to the BellSouth Corporation Trust Under Executive Benefit Plan(s) (incorporated by reference to Exhibit 10r-4 to Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
10z-5	Third Amendment dated March 15, 2004 to the BellSouth Corporation Trust Under Executive Benefit Plan(s) (incorporated by reference to Exhibit 10r-5 to the Form 10-Q for the quarter ended March 31, 2004, File No. 1-8607.)
10aa	BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) as amended April 28, 1995 (incorporated by reference to Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10aa-1	Amendment dated May 23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) (incorporated by reference to Exhibit 10t-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES CONTINUED

BELLSOUTH CORPORATION

10aa-2	Second Amendment dated July 8, 2002 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) (incorporated by reference to Exhibit 10s-2 to Form 10-Q for the quarter ended September 30, 2002, File No. 1-8607.)
10aa-3	First Amendment dated November 1, 2003 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) (incorporated by reference to Exhibit 10s-3 to Form 10-K for the year ended December 31, 2003, File No. I-8607.)
10aa-4	Second Amendment dated December 17, 2003 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) (incorporated by reference to Exhibit 10s-4 to Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
10aa-5	Third Amendment dated March 15, 2004 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) (incorporated by reference to Exhibit 10s-5 to the Form 10-Q for the quarter ended March 31, 2004, File No. 1-8607.)
10bb	BellSouth Corporation Trust Under Board of Directors Benefit Plan(s) as amended April 28, 1995 (incorporated by reference to Exhibit 10w-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10bb-1	Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Board Directors Benefit Plan(s) (incorporated by reference to Exhibit 10u-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10bb-2	First Amendment dated November 1, 2003 to the BellSouth Corporation Trust Under Board of Directors Benefit Plan(s) (incorporated by reference to Exhibit 10t-2 to Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
10bb-3	Second Amendment dated December 17, 2003 to the BellSouth Corporation Trust Under Board of Directors Benefit Plan(s) (incorporated by reference to Exhibit 10t-3 to Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
10bb-4	Third Amendment dated March 15, 2004 to the BellSouth Corporation Trust Under Board of Directors Benefit Plan(s) (incorporated by reference to Exhibit 10t-4 to the Form 10-Q for the quarter ended March 31, 2004, File No. 1-8607.)
10cc	BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s) as amended April 28, 1995 (incorporated by reference to Exhibit 10x-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10cc-1	Amendment dated May 23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s) (incorporated by reference to Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10cc-2	First Amendment dated November 1, 2003 to the BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s) (incorporated by reference to Exhibit 10u-2 to the Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
10cc-3	Second Amendment dated December 17, 2003 to the BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s) (incorporated by reference to Exhibit 10u-3 to the Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
10cc-4	Third Amendment dated March 15, 2004 to the BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s) (incorporated by reference to Exhibit 10u-4 to the Form 10-Q for the quarter ended March 31, 2004, File No. 1-8607.)
10dd	Amended and Restated BellSouth Corporation Stock Plan Effective April 24, 1995 (incorporated by reference to Exhibit 10v-1 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10ee	BellSouth Corporation Stock and Incentive Compensation Plan as amended June 28, 2004 (incorporated by reference to Exhibit 10v-3 to the Form 10-Q for the quarter ended June 30, 2004, File No. 1-8607.)
10ff	Non-Employee Director Non-Qualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10-qq to BellSouth’s Form 8-K dated September 30, 2004, File No. 1-8607.)
10gg	2004 Non-Qualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10-rr to BellSouth’s Form 8-K dated September 30, 2004, File No. 1-8607.)

10hh	BellSouth Retirement Savings Plan as amended and restated effective July 1, 2001 (incorporated by reference to Exhibit 10w to Form 10-K for the year ended December 31, 2001, File No. 1-8607.)
10hh-1	First Amendment dated December 18, 2001 to the BellSouth Retirement Savings Plan (incorporated by reference to Exhibit 10w-1 to Form 10-K for the year ended December 31, 2001, File No. 1-8607.)
10hh-2	Second Amendment dated March 14, 2002 to the BellSouth Retirement Savings Plan (incorporated by reference to Exhibit 10w-2 to Form 10-Q for the quarter ended September 30, 2002, File No. 1-8607.)
10hh-3	Third Amendment to the BellSouth Retirement Savings Plan effective as of May 1, 2002 and December 10, 2002 (incorporated by reference to Exhibit 10w-3 to Form 10-K for the year ended December 31, 2002, File No. 1-8607.)
10hh-4	Fourth Amendment dated December 23, 2003 to the BellSouth Retirement Savings Plan (incorporated by reference to Exhibit 10w-4 to Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
10hh-5	Fifth Amendment dated December 22, 2004 to the BellSouth Retirement Savings Plan.
10ii	Agreement with Chief Executive Officer (incorporated by reference to Exhibit 10dd to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10jj	Agreement dated October 18, 2000 with Francis A. Dramis (incorporated by reference to Exhibit 10gg to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10jj-1	BellSouth Corporation Stock Plan Restricted Shares Award Agreement dated October 18, 2000 for Francis A. Dramis (incorporated by reference to Exhibit 10gg-1 to Form 10-K for the year ended December 31, 2000, File No. 18607.)
10jj-2	BellSouth Corporation Stock Plan Restricted Shares Award Escrow Agreement dated October 18, 2000 for Francis A. Dramis (incorporated by reference to Exhibit 10gg-2 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10kk	Agreement dated May 19, 2003 with Ronald M. Dykes (incorporated by reference to Exhibit 10hh-4 to Form 10-Q for the quarter ended June 30, 2003, File No. 1-8607.)
10kk-1	BellSouth Corporation Stock Plan Restricted Shares Award Agreement dated October 26, 2000 for Ronald M. Dykes (incorporated by reference to Exhibit 10hh-1 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10kk- 2	BellSouth Corporation Stock Plan Restricted Shares Award Escrow Agreement dated October 26, 2000 for Ronald M. Dykes (incorporated by reference to Exhibit 10hh-2 to Form 10-K for the year ended December 31. 2000, File No. 1-8607.)
10ll	Agreement dated December 16, 2003, between BellSouth Corporation and Mark L. Feidler (incorporated by reference to Exhibit 10kk to Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
10mm	Agreement dated as of October 18, 2000 by and between BellSouth Corporation and Richard A. Anderson (incorporated by reference to Exhibit 10zz to Form 10-Q for the quarter ended September 30, 2004, File No. 1-8607.)
10nn	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10ll to Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
10oo	Form of BellSouth Corporation Stock and Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10-ss to BellSouth’s Form 8-K dated September 30, 2004, File No. 1-8607.)
10pp	Form of BellSouth Corporation Stock and Incentive Compensation Plan Restricted Stock Award Agreement (Non-Retirement Eligible, Change in Control) (incorporated by reference to Exhibit 10-tt to BellSouth’s Form 8-K dated September 30, 2004, File No. 1-8607.)
10qq	Form of BellSouth Corporation Stock and Incentive Compensation Plan Restricted Stock Award Agreement (Retirement Eligible, No Change in Control) (incorporated by reference to Exhibit 10-uu to BellSouth’s Form 8-K dated September 30, 2004, File No. 1-8607.)

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES CONTINUED

BELLSOUTH CORPORATION

10rr	Form of BellSouth Corporation Stock and Incentive Compensation Plan Restricted Award Agreement (Non-Retirement Eligible) (incorporated by reference to Exhibit 10-vv to BellSouth’s Form 8-K dated September 30, 2004, File No. 1-8607.)
10ss	Form of BellSouth Corporation Stock Plan Restricted Shares Award Agreement (used in connection with Restricted Share grants to executive officers in 2000) (incorporated by reference to Exhibit 10aaa to Form 10-Q for the quarter ended September 30, 2004, File No. 1-8607.)
10tt	Form of BellSouth Change in Control Executive Severance Agreements (incorporated by reference to Exhibit 10y-1 to Form 10-Q for the quarter ended September 30, 2003, File No. 1-8607.)
10uu	Form of BellSouth Corporation Stock and Incentive Compensation Plan Annual Incentive Award Agreement for Executive Officers (2005 Awards) (incorporated by reference to Exhibit 10ss to Form 8-K dated January 24, 2005, File No 1-8607.)
10vv	Form of BellSouth Corporation Stock Plan Performance Shares Award Agreement (2002 Awards) (incorporated by reference to Exhibit 10tt to Form 8-K dated January 24, 2005, File No 1-8607.)
10ww	Form of BellSouth Corporation Stock Plan Performance Shares Agreement (2003 Awards) (incorporated by reference to Exhibit 10uu to Form 8-K dated January 24, 2005, File No 1-8607.)
10xx	Form of BellSouth Corporation Stock and Incentive Compensation Plan Performance Shares Award Agreement (2004 Awards) (incorporated by reference to Exhibit 10-ww to BellSouth’s Form 8-K dated September 30, 2004, File No. 1-8607.)
10yy	Form of BellSouth Corporation Stock Plan Performance Shares Award Agreement (2005 Awards — total shareholder return) (incorporated by reference to Exhibit 10yy to BellSouth’s Form 8-K dated February 28, 2005, File No. 1-8607.)
10zz	Form of BellSouth Corporation Stock Plan Performance Shares Award Agreement (2005 Awards — internal performance metrics) (incorporated by reference to Exhibit 10zz to BellSouth’s Form 8-K dated February 28, 2005, File No. 1-8607.)
10aaa	Form of BellSouth Corporation Stock Plan Performance Shares Award Agreement (2005 Awards — non-162(m) officers) (incorporated by reference to Exhibit 10aaa to BellSouth’s Form 8-K dated February 28, 2005, File No. 1-8607.)
11	Computation of Earnings Per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of BellSouth.
23a	Consent of Independent Registered Public Accounting Firm.
23b	Consent of Independent Registered Public Accounting Firm.
23c	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney.
31-a	Section 302 certification of F. Duane Ackerman.
31-b	Section 302 certification of Ronald M. Dykes.
32	Statement Required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99a	Consolidated Financial Statements of Cingular Wireless LLC as of and for the three years ended December 31, 2002, 2003 and 2004 with the Report of Independent Registered Public Accounting Firm.
99b	Annual report on Form 11-K for BellSouth Retirement Savings Plan for the fiscal year ended December 31, 2004 (to be filed under Form 11-K within 180 days of the end of the period covered by this report).
99c	Annual report on Form 11-K for BellSouth Savings and Security ESOP Plan for the fiscal year ended December 31, 2004 (to be filed under Form 11-K within 180 days of the end of the period covered by this report).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELLSOUTH CORPORATION

/s/ W. PATRICK SHANNON

W. Patrick Shannon
Senior Vice President — Finance and Controller
March 7, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:

F. Duane Ackerman*

CHAIRMAN OF THE BOARD, PRESIDENT
AND CHIEF EXECUTIVE OFFICER

PRINCIPAL FINANCIAL OFFICER:

Ronald M. Dykes*.

CHIEF FINANCIAL OFFICER

PRINCIPAL ACCOUNTING OFFICER:

W. Patrick Shannon*

Senior Vice President — Finance and Controller

DIRECTORS:

F. Duane Ackerman*

Reuben V. Anderson*
James H. Blanchard*
J. Hyatt Brown*
Armando M. Codina*
Kathleen F. Feldstein*
James P. Kelly*
Leo F. Mullin*
Robin B. Smith*
William S. Stavropoulos*

*By:	/s/ W. PATRICK SHANNON

W. Patrick Shannon

(INDIVIDUALLY AND AS ATTORNEY-IN-FACT)
March 7, 2005