Form 10-Q
period 2005-03-31
BELLSOUTH CORP
filed 2005-05-05
CIK 732713

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

      ---------------------------------------------------------------------


                                    FORM 10-Q
         (Mark One)


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

At April 29, 2005, 1,831,018,173 common shares were outstanding.

                                Table of Contents


Item                                                                  Page
                                     Part I

 1.  Financial Statements
        Consolidated Statements of Income .......................       3
        Consolidated Balance Sheets .............................       4
        Consolidated Statements of Cash Flows ...................       5
        Consolidated Statements of Shareholders' Equity
           And Comprehensive Income .............................       6
        Notes to Consolidated Financial Statements ..............       7

 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................      17

 3.  Qualitative and Quantitative Disclosures about Market Risk..      30

 4.  Controls and Procedures.....................................      30

                                     Part II

 2.  Unregistered Sales of Equity Securities and Use of Proceeds       31

 6.  Exhibits ...................................................      31

PART I - FINANCIAL INFORMATION

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

                                                         For the Three Months
                                                           Ended March 31,
                                                       2004            2005
                                                    ------------    ------------
                                                    ------------    ------------

Operating Revenues:
    Communications Group............................    $ 4,488        $  4,593
    Advertising & Publishing Group .................        479             488
    All other ......................................          9              10
                                                    ------------    ------------
                                                    ------------    ------------
        Total Operating Revenues ...................      4,976           5,091

Operating Expenses:
    Cost of services and products (excludes
        depreciation and amortization shown
        separately below)...........................      1,798           1,920
    Selling, general, and administrative
        expenses ...................................        909             894
    Depreciation and amortization...................        898             918
    Provisions for restructuring ...................         13               7
                                                    ------------    ------------
        Total Operating Expenses....................      3,618           3,739

Operating income....................................      1,358           1,352
Interest expense....................................        215             291
Net earnings (losses) of equity affiliates .........        104             (80)
Gain on sale of operations .........................        462              --
Other income (expense), net.........................         64              56
                                                    ------------    ------------
Income from Continuing Operations Before
        Income Taxes and Discontinued
        Operations..................................      1,773           1,037

Provision for Income Taxes..........................        623             354
                                                    ------------    ------------
                                                    ------------    ------------
Income from Continuing Operations Before
        Discontinued Operations ....................      1,150             683

Income (Loss) from Discontinued Operations,
        Net of Tax..................................        449             381
                                                    ------------    ------------

         Net Income.................................    $ 1,599        $  1,064
                                                    ============    ============
                                                    ============    ============


Weighted-Average Common Shares Outstanding:
    Basic...........................................      1,832           1,831
    Diluted.........................................      1,838           1,836
Dividends Declared Per Common Share.................     $ 0.25          $ 0.27

Basic Earnings Per Share:
    Income from Continuing Operations Before
        Discontinued Operations ....................     $ 0.63          $ 0.37
    Discontinued Operations, net of tax.............       0.25            0.21
                                                    ------------    ------------
    Net Income*.....................................     $ 0.87          $ 0.58
                                                    ============    ============
                                                    ============    ============
Diluted Earnings Per Share:
    Income from Continuing Operations Before
        Discontinued Operations ....................     $ 0.63          $ 0.37
    Discontinued Operations, net of tax.............       0.24            0.21
                                                    ------------    ------------
    Net Income......................................     $ 0.87          $ 0.58
                                                    ============    ============
*Net income per share may not sum due to rounding


  The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                   December 31,      March 31,
                                                       2004            2005
                                               ---------------------------------
                                                                   (unaudited)
ASSETS
Current Assets :
   Cash and cash equivalents....................$       680     $       516
   Short-term investments ......................         16              --
   Accounts receivable, net of allowance for
        uncollectibles of $317 and $291.........      2,559           2,467
   Material and supplies........................        321             308
   Other current assets ........................      1,055             907
   Assets of discontinued operations............      1,068              --
                                                 -------------   -------------
      Total current assets......................      5,699           4,198
                                                 -------------   -------------

Investments in and advances to Cingular.........     22,771          22,265
Property, plant and equipment, net..............     22,039          21,913
Other assets ...................................      7,400           7,512
Intangible assets, net..........................      1,587           1,557
                                                 -------------   -------------
       Total assets.............................$    59,496     $    57,445
                                                 =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Debt maturing within one year..............$     5,475     $     4,149
     Accounts payable...........................      1,047             994
     Other current liabilities..................      3,018           3,049
     Liabilities of discontinued operations.....        830              --
                                                 -------------   -------------
       Total current liabilities ...............     10,370           8,192
                                                 -------------   -------------

Long-term debt .................................     15,108          14,669
                                                 -------------   -------------

Noncurrent liabilities:
     Deferred income taxes......................      6,492           6,351
     Other noncurrent liabilities...............      4,460           4,557
                                                 -------------   -------------
       Total noncurrent liabilities.............     10,952          10,908
                                                 -------------   -------------

Shareholders' equity:
     Common stock, $1 par value (8,650
        shares authorized; 1,831 and 1,831
        shares outstanding).....................      2,020           2,020
     Paid-in capital............................      7,840           7,810
     Retained earnings..........................     19,267          19,802
     Accumulated other comprehensive income
        (loss)..................................       (157)            (80)
     Shares held in trust and treasury..........     (5,904)         (5,876)
                                                 -------------   -------------
             Total shareholders' equity.........     23,066          23,676
                                                 -------------   -------------

             Total liabilities and
                shareholders' equity............$    59,496     $    57,445
                                                 =============   =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(Unaudited)


                                                    For the Three Months
                                                        Ended March 31,
                                                       2004            2005
                                              ----------------------------------
Cash Flows from Operating Activities:
Income from continuing operations before
  discontinued operations ....................$      1,150     $        683
Adjustments to reconcile income to cash
  provided by operating activities from
  continuing operations:
    Depreciation and amortization.............         898              918
    Provision for uncollectibles..............         115               85
    Net losses (earnings) of equity
      affiliates..............................        (104)              80
    Deferred income taxes and investment tax
      credits.................................         169              (45)
    Pension income............................        (121)            (133)
    Stock-based compensation expense..........          28               25
    Gain on sale of operations................        (462)              --
Net Change in:
    Accounts receivable and other current
      assets..................................          (8)             (84)
    Accounts payable and other current
      liabilities.............................          56               23
    Deferred charges and other assets.........         (25)              20
    Other liabilities and deferred credits....           9              103
Other reconciling items, net..................          23               43
                                               --------------   --------------
    Net cash provided by operating
      activities from continuing operations ..       1,728            1,718
                                               ==============   ==============

Cash Flows from Investing Activities:
Capital expenditures...........................       (635)            (750)
Purchases of short-term investments ...........       (824)             (12)
Proceeds from sale of short-term investments ..        558               28
Proceeds from sale of operations ..............        525              919
Purchases of debt and equity securities........       (140)             (32)
Proceeds from sale of debt and equity
  securities..................................          34               10
Proceeds from repayment of loans and advances.         109              402
Other investing activities, net...............         (22)              (5)
                                               --------------   --------------
    Net cash provided by (used for) investing
      activities from continuing operations ..        (395)             560
                                               ==============   ==============

Cash Flows from Financing Activities:
Net borrowings (repayments) of short-term
  debt........................................        (362)          (1,093)
Repayments of long-term debt..................          (7)            (669)
Dividends paid................................        (457)            (494)
Purchase of treasury shares...................          --              (77)
Other financing activities, net...............          48                6
                                               --------------   --------------
    Net cash used in financing activities
      from continuing operations .............        (778)          (2,327)
                                               ==============   ==============

Net increase (decrease) in cash and cash
  equivalents from continuing operations......         555              (49)
Net increase (decrease) in cash and cash
  equivalents from discontinued operations....          (9)            (115)
                                               --------------   --------------
Net increase (decrease) in cash and cash
  equivalents.................................         546             (164)
Cash and cash equivalents at beginning of
  period......................................       2,947              680
                                               --------------   --------------
Cash and cash equivalents at end of period ...$      3,493     $        516
                                               ==============   ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (IN MILLIONS)
(Unaudited)



                                           Number of Shares                                  Amount
                                           ------------------    -------------------------------------------------------------------
                                                       (a)                                       Accum.     (a)
                                                     Shares                                      Other     Shares
                                                     Held in                                     Compre-   Held in
                                                     Trust                                       hensive   Trust
                                             Common  and           Common   Paid-in   Retained   Income    and
                                              Stock  Treasury       Stock   Capital   Earnings   (Loss)    Treasury    Total
 Balance at December 31, 2003                 2,020    (190)      $ 2,020   $ 7,729   $ 16,540   $ (585)   $ (5,992)   $ 19,712



 Net Income                                                                              1,599                            1,599
 Other comprehensive income, net of tax                                                             114                     114
 Total comprehensive income                                                                                               1,713
 Dividends declared                                                                       (457)                            (457)
 Share issuances for employee benefit
    plans                                                 4                     (60)       (56)                 165          49
 Stock-based compensation                                                        30                                          30
 Tax benefit related to stock options                                             9                                           9
 Balance at March 31, 2004                    2,020    (186)      $ 2,020   $ 7,708   $ 17,626   $ (471)   $ (5,827)   $ 21,056






 Balance at December 31, 2004                 2,020    (189)      $ 2,020   $ 7,840   $ 19,267   $ (157)   $ (5,904)   $ 23,066


 Net Income                                                                              1,064                            1,064
 Other comprehensive income, net of tax                                                              77                      77
 Total comprehensive income                                                                                               1,141
 Dividends declared                                                                       (494)                            (494)
 Purchase of treasury stock                              (3)                                                    (77)        (77)
 Share issuances for employee benefit
    plans                                                 3                     (55)       (35)                 105          15
 Stock-based compensation                                                        25                                          25

 Balance at March 31, 2005                    2,020    (189)      $ 2,020   $ 7,810   $ 19,802   $  (80)   $ (5,876)   $ 23,676



(a) Trust and treasury shares are not considered to be outstanding for financial reporting purposes.

                                              As of March 31,
                                              2004       2005
                Shares held in trust             37         26
                Shares held in treasury         149        163
                                                ---        ---
                Total                           186        189
                                                ---        ---




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

NOTE B - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment." This standard amends and clarifies the accounting for stock compensation plans under SFAS 123, "Accounting for Stock-Based Compensation," which we adopted effective January 1, 2003. During the first quarter, the FASB revised the adoption date of this revised statement effective the first annual reporting period that begins after June 15, 2005. Accordingly, we will adopt this revised statement on January 1, 2006. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact the standard will have on BellSouth's financial position, results of operations and cash flows.

NOTE C - EARNINGS PER SHARE

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

                                               For the Three Months
                                                 Ended March 31,
                                                2004         2005
Basic common shares outstanding ..............  1,832        1,831
Incremental shares from stock options and
  benefit plans...............................      6            5
Diluted common shares outstanding ............  1,838        1,836
                                                =====        =====
Stock options excluded from the computation ..     80           78


Options with an exercise price greater than the average market price of the common stock for the periods presented or that have an anti-dilutive effect on the computation are excluded from the calculation of diluted earnings per share.

NOTE D - DISCONTINUED OPERATIONS

In March 2004, we signed an agreement with Telefonica Moviles, S.A., the wireless affiliate of Telefonica, S.A. (Telefonica), to sell all of our interests in Latin America. During January 2005, we closed on the sale of the operations in the remaining two Latin American countries (Argentina and Chile) for proceeds of $1,079 and a gain of $390, net of tax. The gain includes the recognition of cumulative foreign currency translation losses of $68.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE D - DISCONTINUED OPERATIONS (Continued)

Summarized results of operations for the discontinued operations are as follows:

                                                    For the Three Months
                                                       Ended March 31,
                                                      2004         2005
     Revenue .....................................   $ 677        $  66
     Operating income (loss) .....................   $  71        $  (5)
     Gain on sale of operations ..................   $  --        $ 629
     Income tax (benefit) expense ................   $(405)       $ 235
     Income from discontinued operations .........   $ 449        $ 381

Note E - INVESTMENTS AND ADVANCES TO CINGULAR

Investment

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

The following table displays the summary financial information of Cingular. These amounts are shown on a 100% basis.

                                           December 31, 2004    March 31, 2005
    Balance Sheet Information:
    Current assets ...........................  $ 5,570             $ 4,906
    Noncurrent assets ........................ $ 76,668             $75,566
    Current liabilities ......................  $ 7,983             $ 7,579
    Noncurrent liabilities ................... $ 29,110             $27,980
    Minority interest ........................   $  609              $  619
    Members' capital ......................... $ 44,536            $ 44,294

                                                   For the Three Months
                                                     Ended March 31,
                                                  2004               2005
                                                  ----               ----
    Income Statement Information:
    Revenues  ................................   $3,967              $8,229
    Operating income .........................    $ 550               $ 114
    Net income (loss) ........................    $ 215              $ (240)

As of March 31, 2005, our book investment exceeded our proportionate share of the net assets of Cingular by $503.

Advance

We have an advance to Cingular that, with interest, totaled $3,792 at December 31, 2004 and $3,773 at March 31, 2005. This advance earns an interest rate of 6.0% per annum and matures on June 30, 2008.

Revolving Line of Credit

BellSouth and SBC provide unsubordinated short-term financing on a pro rata basis for Cingular's ordinary course of business cash requirements based upon Cingular's budget and forecasted cash needs. Borrowings bear interest at 1-Month LIBOR plus 0.05% payable monthly. Borrowings from BellSouth under the revolving credit line, including interest, were $668 at December 31, 2004 and $271 at March 31, 2005.

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

Note E - INVESTMENTS AND ADVANCES TO CINGULAR (Continued)

Interest and Revenue Earned from Cingular


                                             For the Three Months
                                                Ended March 31,
                                             2004           2005
                                             ----           ----
   Revenues                               $ 117            $ 174
   Interest income on advances            $  57              $59

Interest income on advances is offset by a like amount of interest expense recorded by Cingular and reported in our financial statements in the caption "Net earnings (losses) of equity affiliates."

Receivables and payables incurred in the ordinary course of business are recorded on our balance sheets as follows:

                                     December 31, 2004       March 31, 2005
   Receivable from Cingular               $  56                   $66
   Payable to Cingular                    $  44                   $46

NOTE F - OTHER ASSETS

Investment in and Advance to Sonofon

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

NOTE G - DEBT

Early Redemption

On January 18, 2005, we redeemed $400 of 40-year, 6.75% semi-annual interest bonds, due October 15, 2033. The redemption price was 103.33% of the principal amount, and resulted in recognition of a loss of $22, or $14 net of tax, which includes $9 associated with fully expensing remaining discount and deferred debt issuance costs.

Subsequent Event

On April 18, 2005, we called $300 of 40-year, 7.625% semi-annual interest bonds, due May 15, 2035. The redemption price is 103.66% of the principal amount, and will result in the recognition of a loss in the second quarter of 2005 of $20, or $12 net of tax, which includes $9 associated with fully expensing remaining discount and deferred debt issuance costs.

NOTE H - WORKFORCE REDUCTION AND RESTRUCTURING

Based on ongoing challenges in the telecom industry, we periodically initiate workforce reductions and record charges for early termination benefits. We announced the termination of approximately 200 positions during the first quarter of 2005. Charges to earnings have been recognized in accordance with provisions of SFAS No. 112, "Employer's Accounting for Postemployment Benefits" (SFAS No. 112), and consisted primarily of cash severance and payroll taxes under pre-existing separation pay plans.

The following table summarizes activity associated with the workforce reduction and restructuring liability for the three months ended March 31, 2005:

   Balance at December 31, 2004......     $ 25
   Accruals..........................        9
   Cash Payments ....................      (12)
   Adjustments.......................       (2)
                                        --------
                                        --------
   Balance at March 31, 2005.........      $20
                                        --------

Adjustments to the accrual are due to estimated demographics being different than actual demographics of employees that separated from the Company.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE I - EMPLOYEE BENEFITS PLANS

Substantially all of our employees are covered by noncontributory defined benefit pension plans, as well as postretirement health and life insurance welfare plans ("other benefits").

The following details pension and postretirement benefit costs included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying Consolidated Statements of Income. Approximately 10% of these costs are capitalized to property, plant and equipment with labor related to network construction. We account for these costs in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Components of net periodic benefit costs for the three months ended March 31 were as follows:

                                         Pension Benefits      Other Benefits
                                         ----------------      --------------
                                         2004        2005     2004        2005
                                         ----        ----     ----        ----
Service cost .......................     $ 44        $ 52     $ 12        $ 31
Interest cost ......................      174         147      108         146
Expected return on plan assets .....     (329)       (322)     (80)        (84)
Amortizations:
  Unrecognized net obligation ......       --          --       25          18
  Unrecognized prior service cost...      (11)        (10)      53          56
  Unrecognized (gain) loss..........        1          --       20          26
                                     ----------   --------  -------     --------
Net periodic benefit cost (income)..     (121)       (133)     138         193
                                     ----------   --------  -------     --------

Employer Contributions

During the three months ended March 31, 2005, we made no contributions to our pension plans and anticipate no funding for the remainder of 2005. During the three months ended March 31, 2005, we have contributed $116 to fund other benefits (primarily retiree medical) and expect to contribute approximately $335 to $385 of funding for other benefits during the remainder of 2005.

Cash Balance Pension Plan

In July 2003, a Federal district court in Illinois ruled that the benefit formula used in International Business Machines Corporation's (IBM) cash balance pension plan violated the age discrimination provisions of ERISA. The IBM decision conflicts with decisions of at least two other district courts, including most recently a June 2004 decision of the Federal district court in Maryland in a case involving ARINC, Inc. Proposed regulations validating the cash balance design have been withdrawn by the Treasury Department while Congress considers legislative action to clarify the legal status of cash balance plans under age discrimination rules. At this time, it is unclear what effect, if any, these decisions or Congressional action may have on our tax-qualified cash balance pension plans or our financial condition.

NOTE J - SEGMENT INFORMATION

We have three reportable operating segments: (1) Communications Group; (2) Domestic Wireless; and (3) Advertising and Publishing. We own an approximate 40% economic interest in Cingular Wireless, and share joint control of the venture with SBC. We account for the investment under the equity method. For management purposes we evaluate our domestic wireless segment based on our proportionate share of Cingular's results. Accordingly, results for our domestic wireless segment reflect the proportional consolidation of 40% of Cingular's results.


Beginning in the first quarter of 2005, BellSouth began to include various corporate entities, the largest of which is the Information Technology Group, in the Communications Group segment for financial reporting purposes. These entities previously billed their costs to the Communications Group. This change simplifies management reporting, is principally timing in nature and does not affect the consolidated financial statements. Prior period segment operating results were recast to reflect the reporting change.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE J - SEGMENT INFORMATION (Continued)

The following table provides information for each operating segment:

                                                 For the Three Months
                                                    Ended March 31,
                                               2004                2005
                                           --------------     ---------------
  Communications Group
  External revenues....................   $     4,538        $      4,593
  Intersegment revenues ...............            26                  25
                                           --------------     ---------------
      Total segment revenues...........   $     4,564        $      4,618
  Segment operating income ............   $     1,187        $      1,117
      Segment net income ..............   $       697        $        664
                                           ==============     ===============

  Domestic Wireless
  External revenues ...................   $     1,587        $      3,292
  Intersegment
    revenues...........................            --                  --
                                           --------------     ---------------
      Total segment revenues...........   $     1,587        $      3,292
  Segment operating income ............   $       224        $         88
      Segment net income
        (loss).........................   $        59        $        (33)
                                           ==============     ===============

  Advertising and Publishing Group
  External revenues ...................   $       479        $        488
  Intersegment revenues ...............             3                   3
                                           --------------     ---------------
      Total segment revenues...........   $       482        $        491
  Segment operating income ............   $       239        $        231
      Segment net income ..............   $       147        $        141
                                           ==============     ===============

RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION
                                                 For the Three Months
                                                    Ended March 31,
                                               2004                2005
                                           --------------      --------------
  Operating revenues
  Total reportable segments ...........   $     6,633         $     8,401
  Cingular proportional
    consolidation......................        (1,587)             (3,292)
  South Carolina settlement ...........           (50)                 --
  Corporate, eliminations and other ...           (20)                (18)
                                           --------------      --------------
  Total consolidated ..................   $     4,976         $     5,091
                                           ==============      ==============


  Operating income
  Total reportable segments ...........   $     1,650        $      1,436
  Cingular proportional consolidation .          (224)                (88)
  South Carolina settlement ...........           (53)                 --
  Restructuring charge.................           (13)                 --
  Corporate, eliminations and other ...            (2)                  4
                                           --------------     ---------------
  Total consolidated ..................   $     1,358        $      1,352
                                           ==============     ===============

  Net Income
  Total reportable segments ...........   $       903        $        772
  Net gain on sale of operations ......           295                  --
  South Carolina settlement ...........           (33)                 --
  Restructuring charge.................            (8)                 --
  Wireless merger integration costs....            --                 (21)
  Early extinguishment of debt ........            --                 (14)
  Discontinued operations..............           449                 381
  Corporate, eliminations and other ...            (7)                (54)
                                           --------------     ---------------
  Total consolidated...................   $     1,599        $      1,064
                                           ==============     ===============

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

Note K - other comprehensive income

Accumulated other comprehensive income (loss) is comprised of the following components:

                                                December 31,      March 31,
                                                    2004            2005
                                              ----------------- --------------
Cumulative foreign currency translation
  adjustments                                     $ (79)            $  2
Minimum pension liability adjustment               (129)            (129)
Net unrealized losses on derivatives                (12)              (5)
Net unrealized gains (losses) on securities          63               52
                                              ----------------- --------------
                                              ----------------- --------------
                                                  $(157)           $ (80)
                                              ----------------- --------------

Accumulated other comprehensive income (loss) for our discontinued operations included in the amounts above was $(77) as of December 31, 2004 and zero as of March 31, 2005.

Total comprehensive income details are presented in the table below.

                                                    For the Three Months
                                                       Ended March 31,
                                                     2004             2005
                                                     ----             ----
Net Income                                        $ 1,599          $ 1,064
Foreign currency translation:
    Adjustments, net of tax of $182 and $0            113               13
    Sale of foreign entities, net of tax of
      $0 and $42                                      (13)              68
                                                  -----------   --------------
                                                      100               81
                                                  -----------   --------------
Deferred gains (losses) on derivatives:
    Deferred gains (losses), net of tax of
      $1 and $4                                         1                7
    Reclassification adjustment for (gains)
      losses included in net income, net of
      tax of $0                                         3                --
                                                  -----------   --------------
                                                        4                7
                                                  -----------   --------------
Unrealized gains (losses) on securities:
    Unrealized holdings gains (losses), net
      of tax of $5 and $(5)                             8              (10)
    Reclassification adjustment for (gains)
      losses included in net income, net of
      tax of $1 and $(1)                                2               (1)
                                                  -----------   --------------
                                                       10              (11)
                                                  -----------   --------------
Total comprehensive income                        $ 1,713          $ 1,141
                                                  -----------   --------------

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

REGULATORY MATTERS

AT&T Prepaid Card

In February 2005, the FCC released an order finding that certain prepaid card services of AT&T were telecommunications services. The FCC held that revenue from the services would accordingly be subject to the same universal service fund and switched access charges as were all other similarly situated telecommunications services. AT&T has estimated in a securities filing that it had "saved" approximately $160 in universal service fund contributions and $340 in access charges through use of the prepaid card services that were the subject of the FCC decision. We believe that some of the improperly avoided access charges should have been paid to us for the use of our network. AT&T has not provided information sufficient for us to reasonably estimate access charge payments we may be owed. In addition, AT&T has

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE L - CONTINGENCIES (Continued)

appealed the FCC decision. Accordingly, no revenue has been recognized with respect to this matter in our consolidated financial statements.

Section 272 Claim

In December 2004, the FCC partially granted and otherwise dismissed claims brought by AT&T in July 2004 that two optional discount special access tariffs violated various provisions of the Communications Act. The FCC held that one of the tariffs, the Transport Savings Plan, was unlawful under Section 272 of the Act, which governs dealings between BST and our long distance affiliate. That tariff, originally filed in 1999, provided an overlay discount for carriers that accepted its terms, which included a five year commitment, a commitment for a defined amount of spending on special access, and shortfall charges if commitments were not met. The FCC held that the discount structure in the tariff was insufficiently related to cost, and unduly favored a class of carriers (including our long distance affiliate) with relatively lower volume special access spending, and discriminated against carriers with relatively higher volumes. The FCC dismissed the other claims associated with the Transport Savings Plan, and dismissed all claims associated with the second tariff. We did not agree with the FCC's finding, and appealed its decision to the D.C. Circuit Court of Appeals. AT&T appealed the portions of the decision unfavorable to it.

In March 2005, as part of a broader commercial agreement, we resolved the July 2004 claims of AT&T. Also in March 2005, we filed a new tariff which provided for customers to earn discounts similar to those under the Transport Savings Plan. Each party continues to maintain its appeal of the FCC decision, the outcomes of which are not expected to be material to our results of operations or cash flows.


LEGAL PROCEEDINGS

Employment Claim

On April 29, 2002, five African-American employees filed a putative class action lawsuit, captioned Gladys Jenkins et al. v. BellSouth Corporation, against the Company in the United States District Court for the Northern District of Alabama. The complaint alleges that BellSouth discriminated against current and former African-American employees with respect to compensation and promotions in violation of Title VII of the Civil Rights Act of 1964 and 42 USC. Section 1981. Plaintiffs purport to bring the claims on behalf of two classes: a class of all African-American hourly workers employed by BellSouth Telecommunications at any time since April 29, 1998, and a class of all African- American salaried workers employed by BellSouth Telecommunications at any time since April 29, 1998 in management positions at or below Job Grade 59/Level C. The plaintiffs are seeking unspecified amounts of back pay, benefits, punitive damages and attorneys' fees and costs, as well as injunctive relief. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

Securities and ERISA Claims

From August through October 2002, several individual shareholders filed substantially identical class action lawsuits against BellSouth and three of its senior officers alleging violations of the federal securities laws. The cases have been consolidated in the United States District Court for the Northern District of Georgia and are captioned In re BellSouth Securities Litigation. Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, the court has appointed a Lead Plaintiff. The Lead Plaintiff filed a Consolidated and Amended Class Action Complaint in July 2003 on behalf of two putative classes: (1) purchasers of BellSouth stock during the period November 7, 2000 through February 19, 2003 (the class period) for alleged violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and (2) participants in BellSouth's Direct Investment Plan during the class period for alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933. Four outside directors were named as additional defendants. The Consolidated and Amended Class Action Complaint alleged that during the class period the Company
(1) overstated the unbilled receivables balance of its Advertising & Publishing subsidiary; (2) failed to properly implement SAB 101 with regard to its recognition of Advertising & Publishing revenues; (3) improperly billed competitive local exchange carriers (CLEC) to inflate revenues; (4) failed to take a reserve for refunds that ultimately came due following litigation over late payment charges; and (5) failed to properly write down goodwill of its Latin American operations. On February 8, 2005, the district court dismissed the Exchange Act claims, except for those relating to the writedown of Latin American goodwill. On that date, the district court also dismissed the Securities Act claims, except for those relating to the writedown of Latin American goodwill, the allegations relating to unbilled receivables of the Company's Advertising & Publishing subsidiary, the implementation of SAB 101 regarding recognition of Advertising & Publishing revenues and alleged improper billing of CLECs. The plaintiffs are seeking an unspecified amount of damages, as well as attorneys' fees and costs. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

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

In September and October 2002, three substantially identical class action lawsuits were filed in the United States District Court for the Northern District of Georgia against BellSouth, its directors, three of its senior officers, and other individuals, alleging violations of the Employee Retirement Income Security Act (ERISA). The cases have been consolidated and on April 21, 2003, a Consolidated Complaint was filed. The plaintiffs, who seek to represent a putative class of participants and beneficiaries of BellSouth's 401(k) plans (the Plans), allege in the Consolidated Complaint that the company and the individual defendants breached their fiduciary duties in violation of ERISA, by among other things, (1) failing to provide accurate information to the Plans' participants and beneficiaries; (2) failing to ensure that the Plans' assets were invested properly; (3) failing to monitor the Plans' fiduciaries;
(4) failing to disregard Plan directives that the defendants knew or should have known were imprudent and (5) failing to avoid conflicts of interest by hiring independent fiduciaries to make investment decisions. The plaintiffs are seeking an unspecified amount of damages, injunctive relief, attorneys' fees and costs. Certain underlying factual allegations regarding BellSouth's Advertising & Publishing subsidiary and its former Latin American operation are substantially similar to the allegations in the putative securities class action captioned
In re BellSouth Securities Litigation, which is described above. At this time, the likely outcome of the cases cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

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

NOTE M - SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statements of Income
                                  For the Three Months Ended March 31, 2004
                         ---------------------------------------------------
                             BST      Other   Parent    Adjustments  Total
                         ---------------------------------------------------

Total operating revenues   $4,188    $1,517   $     --  $   (729)    $4,976
Total operating expenses    3,643     1,074         (6)   (1,093)     3,618
                         ---------  --------  ---------  --------    -------
Operating income .........    545       443          6       364      1,358
Interest expense .........    124         6        139       (54)       215
Equity in earnings .......    256       103      1,196    (1,451)       104
Other income (expense), net    (1)      522         23       (18)       526
                         ---------  --------   --------   --------   --------
Income before income taxes
 and discontinued operations  676     1,062      1,086    (1,051)     1,773
Provision (benefit) for
 income taxes                 152       387        (64)      148        623
                         ---------  --------    --------   -------   --------
Income from continuing
 operations                   524       675      1,150    (1,199)     1,150
Discontinued operations,
 net of tax                    --       449        449      (449)       449
                          --------   --------  ---------  -------   --------
Net income (loss)         $   524    $1,124    $ 1,599   $(1,648)  $  1,599
                          --------   --------  ---------  --------  --------



                                  For the Three Months Ended March 31, 2005
                            -------------------------------------------------
                             BST       Other    Parent   Adjustments   Total
                            -------------------------------------------------

Total operating revenues   $ 4,190    $1,711    $  --     $ (810)     $ 5,091
Total operating expenses     3,700     1,247       14     (1,222)       3,739
                           --------  --------   -------   -------   ----------
Operating income               490       464      (14)       412        1,352
Interest expense               118        --      225        (52)         291
Equity in earnings             276       (78)     791     (1,069)         (80)
Other income (expense), net    (18)       48       57        (31)          56
                           --------  --------   -------   -------   ----------
Income before income taxes
  and discontinued operations  630       434      609       (636)       1,037

Provision (benefit) for
  income taxes .......         121       148      (74)       159          354
                           --------  --------   -------   -------   ----------
Income from continuing
  operations............       509       286      683       (795)         683

Discontinued operations,
net of tax..............        --       381      381       (381)         381
                           --------  --------   -------   -------   ----------
Net income (loss) ......   $   509   $   667  $ 1,064    $(1,176)     $ 1,064
                           ========  ========   =======   =======   ==========





Condensed Consolidating Balance Sheets



                                               December 31, 2004                                    March 31, 2005



                                  BST      Other    Parent    Adjust-     Total       BST      Other    Parent    Adjust-    Total
                                                               ments                                               ments
ASSETS
Current assets:
Cash and cash equivalents .....   $   7    $  405   $   265     $   3    $   680     $    5   $   199   $   275     $  37   $   516
Short-term investments ........      --        --        16        --         16         --        --        --        --        --
Accounts receivable, net ......      75     1,005     2,918    (1,439)     2,559         65     1,056     3,226    (1,880)    2,467
Other current assets ..........     528     4,418       144    (3,714)     1,376        415       658        13       129     1,215
Assets of discontinued
  operations ..................      --     1,068        --        --      1,068         --        --        --        --        --


Total current assets ..........     610     6,896     3,343    (5,150)     5,699        485     1,913     3,514    (1,714)    4,198


Investments in and advances to
  Cingular ....................      --    21,232     1,539        --     22,771         --    21,128     1,137        --    22,265
Property, plant and equipment,
  net .........................  21,339       665         3        32     22,039     21,245       635         3        30    21,913
Deferred charges and other
  assets ......................   8,782       747    39,305   (41,434)     7,400      8,808       778    34,942   (37,016)    7,512
Intangible assets, net ........   1,072       391         9       115      1,587      1,047       388        10       112     1,557


Total assets ..................$ 31,803  $ 29,931  $ 44,199  $(46,437)  $ 59,496    $31,585   $24,842   $39,606  $(38,588)  $57,445


LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current liabilities:
Debt maturing within one year .$  3,016    $   15   $ 4,248   $(1,804)   $ 5,475     $ 3,993  $    68   $ 3,172  $ (3,084)  $ 4,149
Other current liabilities .....   3,941     1,165     4,905    (5,946)     4,065       3,070    1,402       763    (1,192)    4,043
Liabilities of discontinued
  operations...................      --       830        --        --        830          --       --        --        --        --


Total current liabilities .....   6,957     2,010     9,153    (7,750)    10,370       7,063    1,470     3,935    (4,276)    8,192


Long-term debt ................   3,704       107    11,874      (577)    15,108       3,280      105    11,849      (565)   14,669


Noncurrent liabilities:
Deferred income taxes .........   5,063     1,735      (490)      184      6,492       4,983    1,683      (497)      182     6,351
Other noncurrent liabilities ..   2,974       791       596        99      4,460       3,037      768       643       109     4,557


Total noncurrent liabilities ..   8,037     2,526       106       283     10,952       8,020    2,451       146       291    10,908


Shareholders' equity...........  13,105    25,288    23,066   (38,393)    23,066      13,222   20,816    23,676   (34,038)   23,676


Total liabilities and
  shareholders' equity ........ $31,803   $29,931   $44,199  $(46,437)   $59,496     $31,585  $24,842   $39,606  $(38,588)  $57,445


BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)



NOTE M - SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Cash Flow Statements

                                                                   For the Three Months Ended March 31, 2004


                                                       BST            Other          Parent         Adjustments       Total

Cash flows from continuing operations:
  Cash flows from operating activities ........    $   1,233        $   280         $   988        $    (763)      $ 1,728
  Cash flows from investing activities ........         (653)           583             372             (697)         (395)
  Cash flows from financing activities ........         (552)          (845)           (760)           1,379          (778)
Cash flows from discontinued operations .......           --             (9)             --               --            (9)

Net (decrease) increase in cash ...............   $       18        $     9         $   600         $    (81)      $   546




                                                                   For the Three Months Ended March 31, 2005


                                                       BST            Other          Parent         Adjustments       Total

Cash flows from continuing operations:
  Cash flows from operating activities ........   $    1,563        $   373         $   451         $   (669)       $ 1,718
  Cash flows from investing activities ........         (716)          (207)          1,210              273            560
  Cash flows from financing activities ........         (849)          (257)         (1,651)             430         (2,327)
Cash flows from discontinued operations .......           --           (115)             --               --           (115)

Net (decrease) increase in cash ...............   $       (2)       $  (206)        $    10         $     34        $  (164)


                              BELLSOUTH CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
   (Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our annual report on Form 10-K for the year ended December 31, 2004 and our other filings with the SEC.

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

INDUSTRY DYNAMICS

The communications industry has experienced a very difficult period of contraction brought on by over-investment in the late 1990s that created significant excess capacity with many companies competing for the same business. Demand in the traditional voice business has been negatively impacted by the proliferation of wireless services led by one-rate pricing plans that include a large bucket of minutes and free roaming and long-distance, the popularity of e-mail and instant messaging, technological advances such as cable and DSL, that obviate the need for additional telephone lines. After a period of significant growth in the 1990s, access lines, a key driver of our business, have declined steadily since 2001.

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

REGULATION AND COMPETITION

Our wireless and wireline businesses are subject to vigorous competition. In addition, both are subject to regulation.

Because of changes to federal law in the early 1990s, our wireless business is now subject to somewhat more rational regulation than our wireline business. The legal changes generally preempted states from exercising any entry or rate regulation on commercial mobile services, while allowing states to regulate other terms and conditions. Our wireline business is subject to dual state and federal regulation. The Telecommunication Act of 1996 produced additional regulation of our wireline business. Since its passage, the FCC has pursued a course of sharing (unbundling) our network with competitors, and has prescribed a pricing policy (TELRIC) that does not permit fair cost recovery. The unbundling rules have been invalidated by the courts on three separate occasions, but not before the unbundling required by its invalid policies had been generally implemented in our contracts with competitors.

In February 2005, the FCC released its Triennial Review Remand Order (TRRO), which effectively eliminated UNE-P on a nation-wide basis (following a 1-year transition period) and provided limited unbundling relief on high-capacity loops and transport where certain competitive thresholds had been met. The TRRO became effective on March 11, 2005. In response to this decision as well as previous findings of the FCC and the courts, BellSouth has entered into commercial agreements with over 100 competitors for services that replace UNE-P at negotiated rates. In addition, the FCC is reviewing other regulations that impact our business, including: the TELRIC methodology that underpins UNE pricing rules for remaining UNEs; intercarrier compensation and access charge reform; and regulation of voice over Internet Protocol (VoIP).

We also obtained some broadband freedom through a recent FCC decision not to require unbundling of installations that bring fiber optic technology within 500 feet of a customer's premises. We equipped more than 100,000 homes with this technology in 2004, and expect to continue deployments in 2005.

Despite these successes, our wireline business remains more regulated than competing businesses that use cable or wireless technologies. We will accordingly continue to encourage regulatory reform in every appropriate forum.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

ACQUISITIONS AND DISPOSITIONS

On October 26, 2004, Cingular completed its previously announced acquisition of AT&T Wireless. Since the close, Cingular has had excellent success in the marketplace, gaining over 2.8 million new customers. Its new advertising campaigns combined with improvements in customer service and network coverage are driving customer loyalty and growth. Customer churn has reduced appreciably, integration efforts are well underway and we expect cost synergies to begin to contribute to margin expansion later in 2005. This acquisition substantially increases BellSouth's participation in the domestic wireless industry, bringing wireless to 40 percent of our proportional revenues including Cingular.

On March 5, 2004, we signed an agreement with Telefonica Moviles, S.A., the wireless affiliate of Telefonica, S.A., to sell all of our interests in our Latin American operations. During October 2004, we closed on the sale of 8 of the 10 properties: Venezuela, Colombia, Ecuador, Peru, Guatemala, Nicaragua, Uruguay and Panama. During January 2005, we closed on the sale of the remaining properties in Argentina and Chile.

HIGHLIGHTS AND OUTLOOK

Consolidated revenue growth is being driven by long distance and DSL services. We added approximately 455,000 long distance customers in the first quarter of 2005 to total almost 6.5 million at March 31, 2005, while net new DSL subscriber additions of 253,000 brought our total to over 2.3 million at March 31, 2005. Access lines continued to decline during the first quarter of 2005 with retail access lines down 61,000, which included positive business line growth of 6,000. UNE-P access lines resold by BellSouth competitors were down 95,000 compared to year-end 2004.

Our cost structure is heavily weighted towards labor and fixed asset related costs. In order to sustain margins, we have to adjust our workforce as market share of access lines shifts. Since the beginning of 2001, we have reduced our domestic workforce by almost 18,000 employees, or 22%. Maintaining current operating margin levels going forward will be challenging as competition intensifies and we are forced to achieve continued increases in productivity. This challenge was evident during the first quarter of 2005 as margins were down 70 basis points from the first quarter of 2004. While there have been some encouraging developments on the regulatory front, there will be other events such as increasing healthcare costs, continued loss of lines to wireless substitution and the roll-out of Voice over Internet Protocol (VoIP) telephony by cable providers that are likely to continue to put pressure on margins.

Cingular Wireless added more than 1.4 million customers in the first quarter of 2005, bringing its nationwide customer base to 50.4 million customers. Customer churn improved to 2.2 percent in the first quarter of 2005. Revenue growth on a pro forma basis exceeded 5 percent in the first quarter driven by subscriber growth partially offset by a decline in pro forma average revenue per user. Operating margins improved in the quarter as compared to the fourth quarter of 2004 due primarily to lower gross customer additions, increased revenues, and lower customer service expense. First quarter operating margins were negatively impacted sequentially due to the inclusion of expenses that were previously reported in equity earnings prior to the termination of Cingular's joint venture with T-Mobile.

Operating cash flow from continuing operations of $1,718 in the first quarter of 2005 was comparable to $1,728 in the first quarter of 2004. Capital expenditures were $750 in the first quarter of 2005 and $635 in the first quarter of 2004. The increase was driven by timing and investment in broadband infrastructure. In the next two years, operating cash flow will be negatively impacted by higher cash taxes as we see a reversal of the benefit derived in recent years associated with legislated tax incentives that provided for accelerated depreciation deductions that expired at the end of 2004.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

--------------------------------------------------------------------------------
Consolidated Results of Operations
--------------------------------------------------------------------------------

Key financial and operating data for the three months ended March 31, 2004 and 2005 are set forth below. All references to earnings per share are on a diluted basis. The discussion of consolidated results should be read in conjunction with the discussion of results by segment directly following this section.

Following generally accepted accounting principles (GAAP), our financial statements reflect results for the Latin American operations as Discontinued Operations. The operational results and the gain associated with the sale of the Latin American businesses are presented on one line item in the income statement.

                                                  For the Three Months
                                                    Ended March 31,     Percent
                                                    2004       2005     Change
----------------------------------------------- ----------- --------- ----------
----------------------------------------------- ----------- --------- ----------
Results of operations:
----------------------------------------------- ----------- --------- ----------
----------------------------------------------- ----------- --------- ----------
Operating revenues                                 $ 4,976    $5,091      2.3%
Operating expenses
    Cost of services and products                    1,798     1,920      6.8%
    Selling, general, and administrative
      expenses                                         909       894     -1.7%
    Depreciation and amortization                      898       918      2.2%
    Provision for restructuring and asset
      impairments                                       13         7    -46.2%
                                                        --         -
      Total operating expenses                       3,618     3,739      3.3%
Operating income                                     1,358     1,352     -0.4%
Interest expense                                       215       291     35.3%
Net (losses) earnings of equity affiliates             104      (80)   -176.9%
Gain (loss) on sale of operations                      462        --       *
Other income (expense), net                             64        56    -12.5%
                                                        --        --
Income from continuing operations before
  income taxes and discontinued operations           1,773     1,037    -41.5%
Provision for income taxes                             623       354    -43.2%
                                                       ---       ---
Income from continuing operations before
  discontinued operations                            1,150       683    -40.6%
Income (loss) from discontinued operations,
  net of tax                                           449       381    -15.1%
                                                       ---       ---
Net income                                         $ 1,599   $ 1,064    -33.5%
                                                   =======  ========

*  Not meaningful

Operating Revenues

Consolidated operating revenues increased $115 in the first quarter of 2005 compared to the first quarter of 2004. Communications group revenues increased $105 compared to first quarter 2004 reflecting growth in DSL and long distance products partially offset by the impact of revenue declines associated with competitive line losses and related pricing pressures. Revenues from DSL and long distance combined increased $217 in first quarter 2005 compared to first quarter 2004. In addition, first quarter 2004 was negatively affected by a $50 customer refund accrual associated with a settlement agreement with the South Carolina Consumer Advocate. Revenue trends are discussed in more detail in the Communications group and Advertising & Publishing group segment results sections.

Operating Expenses

Total operating expenses increased $121 in first quarter 2005 compared to the prior year. This increase was primarily driven by increased labor costs of $84, which includes higher expense associated with pension and postretirement benefit plans. As a result of the agreement with the CWA in the third quarter 2004, the increase in contractual limits of the company-funded portion of retiree medical costs (referred to as caps) created a substantive plan that is uncapped and resulted in a significant increase in the benefit obligation. This obligation is currently being recognized over the remaining years of future service to full eligibility of active plan participants. Accordingly, current period expense is higher than the corresponding prior year period in which the benefit obligation was treated as a capped plan. The impact of workforce reductions was substantially offset by annual wage increases. In addition to higher labor costs, costs of goods sold increased $37, primarily for the provision of long distance services associated with the growth in subscribers. First quarter 2005 also included $39 of charges for the Universal Service Fund related to a one-time true up of prior year expense, increases in fund contribution rates and a higher assessment base driven by growth in DSL. Higher depreciation and amortization expense of $20 contributed to the year-over-year increase and was attributable to additional capital spending since first quarter 2004 partially offset by lower depreciation rates. These increases were partially offset by lower uncollectible expense of $17 attributable to continued improvements in economic conditions.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Interest Expense

                                        For the Three Months
                                          Ended March 31,
                                         2004         2005        Change
                                      ------------ ------------ ------------
                                      ------------ ------------ ------------
     Interest expense - debt          $    200        $  263         $ 63
     Interest expense - other               15            28           13
     -------------------------------- ------------ ------------ ------------
     Total interest                   $    215        $  291      $    76
     -------------------------------- ------------ ------------ ------------
     Average debt balances             $ 13,211     $ 19,562        6,351
     Effective rate                        6.0%         5.4%     (60) bps
                                      ------------ ------------ ------------

Interest expense increased $76 in first quarter 2005 compared to first quarter 2004. Interest expense associated with interest-bearing debt was up $63 for the first quarter of 2005 compared to the first quarter of 2004 reflecting higher average debt balances impacted by higher incremental borrowings associated with our equity contributions to Cingular to fund its acquisition of AT&T Wireless. The impact of the higher balances was partially offset by lower effective interest rates due to interest rate swaps and refinancing higher-rate debt with lower-rate debt. The change in interest expense-other relates primarily to the reversal of interest accruals in the prior year related to tax contingencies based on audit settlements.

Net earnings (losses) of equity affiliates

                                      For the Three Months Ended
                                              March 31,
                                         2004          2005         Change
                                      ------------ -------------- ------------
                                      ------------ -------------- ------------
     Cingular                            $    95        $ (94)    $  (189)
     Other equity investees                    9           14           5
                                      ------------ -------------- ------------
     Total                               $   104      $   (80)    $  (184)
                                      ------------ -------------- ------------

Earnings from Cingular in first quarter 2005 were lower compared to first quarter 2004 primarily due to significant growth in customers and the costs related to that growth, as well as impacts from the AT&T Wireless acquisition, which included integration costs. In addition, depreciation expense was higher in 2005 driven by increased capital investments and a reduction in the useful life of TDMA assets.

Gain (loss) on sale of operations

Gain on sale of operations in first quarter 2004 relates to the sale of our interest in Danish wireless provider, Sonofon, for 3.68 billion Danish Kroner to Telenor ASA. As a result of the sale, we recorded a gain of $462, or $295 net of tax, which included the recognition of cumulative foreign currency translation gains of $13.

Other income (expense), net

                                           For the Three Months
                                             Ended March 31,
                                            2004         2005        Change
                                         ------------ ------------ ------------
     Interest income                         $ 69       $    63        $ (6)
     Loss on early extinguishment of debt      --           (22)        (22)
     Other, net                                (5)           15          20
                                         ------------ ------------ ------------
                                         ------------ ------------ ------------
     Total Other Income (Expense), net    $    64       $    56         $(8)
                                         ------------ ------------ ------------

Provision for income taxes

The provision for income taxes decreased $269 in first quarter 2005 compared to the prior year period while the effective tax rate decreased to 34.1% in first quarter 2005 from 35.1% in first quarter 2004. The lower rate in 2005 was impacted by a year-over-year increase in the benefit associated with the Medicare Part D subsidy which is treated as income for book purposes but is not taxable. In addition, the first quarter of 2005 includes a reduction to deferred income tax liabilities due to a change in state income tax rates. The rate in first quarter 2004 was impacted by the sale of our Denmark operations and a true up of taxes payable associated with divested operations.

Income (loss) from discontinued operations, net of tax

Income (loss) from discontinued operations, net of tax, declined $68 in first quarter 2005 compared to the same period in 2004. In first quarter 2005, we sold the final two of the ten Latin American properties, which resulted in a $390 gain, net of tax. The first quarter 2004 income includes results from operations on all ten properties, as well as a $424 tax benefit related to excess tax basis over book basis in our Latin American investments.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

--------------------------------------------------------------------------------
Results by Segment
--------------------------------------------------------------------------------
Our reportable segments reflect strategic business units that offer similar products and services and/or serve similar customers. We have three reportable operating segments:

o  Communications Group;
o  Domestic Wireless; and
o  Advertising and Publishing Group.

Management evaluates the performance of each business unit based on net income, exclusive of internal charges for use of intellectual property and adjustments for unusual items that may arise. Unusual items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. In addition, when changes in our business affect the comparability of current versus historical results, we adjust historical operating information to reflect the current business structure. See Note J to our consolidated financial statements for a reconciliation of segment results to the consolidated financial information.

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

--------------------------------------------------------------------------------
Communications Group
--------------------------------------------------------------------------------

The Communications Group includes our core domestic businesses including: all domestic wireline voice, data, broadband, e-commerce, long distance, Internet services and advanced voice features. The Communications Group provides these services to an array of customers, including residential, business and wholesale. Beginning in the first quarter 2005, BellSouth began to include various corporate entities, the largest of which is the Information Technology Group, in the Communications Group segment for financial reporting purposes. These entities previously billed their costs to the Communications Group. This change simplifies management reporting, is principally timing in nature and does not affect the consolidated financial statements. Prior period segment operating results were recast to reflect the reporting change.

During first quarter 2005, the Communications Group continued to emphasize interLATA long distance and FastAccess(R) DSL, encouraging customers to purchase packages containing multiple telecommunications services. We also continued to experience retail access line market share loss due to competition and technology substitution, and we expect these overall trends to continue during the remainder of 2005.

                                              For the Three Months
                                                 Ended March 31,      Percent
                                                 2004       2005       Change
 -----------------------------------------------------------------------------
 -----------------------------------------------------------------------------
 Segment operating revenues:
   Voice                                         $3,169     $3,159      -0.3%
   Data                                           1,091      1,160       6.3%
   Other                                            304        299      -1.6%
                                                    ---        ---
        Total segment operating revenues          4,564      4,618       1.2%
 Segment operating expenses:
    Cost of services and products                 1,741      1,853       6.4%
    Selling, general, and administrative
      expenses                                      745        738      -0.9%
    Depreciation and amortization                   891        910       2.1%
                                                    ---        ---
        Total segment operating expenses          3,377      3,501       3.7%
 Segment operating income                         1,187      1,117      -5.9%
 -----------------------------------------------------------------------------
 -----------------------------------------------------------------------------
 Segment net income                                 697        664      -4.7%
 -----------------------------------------------------------------------------
 -----------------------------------------------------------------------------

 Segment net income including unusual items         655        650      -0.8%

 Key Indicators (000s except where noted)
 -----------------------------------------------------------------------------
 -----------------------------------------------------------------------------

  Switched Access Lines (1):
   Residence Retail:
       Primary                                   12,200     11,752      -3.7%
       Additional                                 1,525      1,304     -14.5%
 -----------------------------------------------------------------------------
 -----------------------------------------------------------------------------
   Total Retail Residence                        13,725     13,056      -4.9%
 -----------------------------------------------------------------------------
 -----------------------------------------------------------------------------
   Residential Wholesale:
       Resale                                       160        133     -16.9%
       UNE-P                                      1,963      1,886      -3.9%
 -----------------------------------------------------------------------------
 -----------------------------------------------------------------------------
   Total Wholesale Residence                      2,123      2,019      -4.9%
 -----------------------------------------------------------------------------
 -----------------------------------------------------------------------------
 Total residence                                 15,848     15,075      -4.9%
 -----------------------------------------------------------------------------

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

 Key Indicators (continued)                   For the Three Months
                                                Ended March 31,       Percent
                                                2004       2005        Change
 ------------------------------------------------------------------------------
 ------------------------------------------------------------------------------
   Business Retail                                5,354      5,251      -1.9%
 ------------------------------------------------------------------------------
 ------------------------------------------------------------------------------
   Business Wholesale:
       Resale                                        67         60     -10.4%
       UNE-P                                        714        737       3.2%
 ------------------------------------------------------------------------------
 ------------------------------------------------------------------------------
   Total wholesale business                         781        797       2.0%
 ------------------------------------------------------------------------------
 ------------------------------------------------------------------------------
 Total business                                   6,135      6,048      -1.4%
 ------------------------------------------------------------------------------
 ------------------------------------------------------------------------------
 Other Retail/Wholesale Lines (primarily
   public)                                          104         96      -7.7%
 ------------------------------------------------------------------------------
 ------------------------------------------------------------------------------
 Total Switched access lines                     22,087     21,219      -3.9%
 ------------------------------------------------------------------------------
 ------------------------------------------------------------------------------

 DSL customers (retail and wholesale)             1,618      2,349      45.2%
 Retail long distance customers                   4,596      6,470(2)   40.8%

 Switched access and local minutes of
   use (millions)                                18,719     16,151     -13.7%
 Retail long distance minutes of use              4,574      6,011      31.4%
 Total access minutes of use (millions)          23,293     22,162      -4.9%
 ------------------------------------------------------------------------------

 ------------------------------------------------------------------------------
 ------------------------------------------------------------------------------
 Capital expenditures                              $626      $ 742      18.5%
 ------------------------------------------------------------------------------

 (1) Prior period operating data are often revised at later dates to reflect updated information. The above information reflects the latest data available for the periods indicated.
 (2) Long distance subscribers have been restated to exclude 115,000 toll blocked customers. These non-revenue generating customers have either voluntarily decided to block long distance calling capabilities or have been offered local calling capabilities only due to a lack of credit or billing history.

Segment operating revenues

Communications Group revenues grew 1.2% in the first quarter of 2005 compared to the same quarter of last year, driven by higher DSL and long distance customers and improving access line trends. Revenues from data services increased 6.3 percent in the quarter, while voice revenues were down only 0.3 percent. Other revenue fell 1.6 percent compared to first quarter 2004.

Voice

Voice revenues decreased $10 in the first quarter of 2005 compared to the same period in 2004 driven primarily by continued access line loss partially offset by the growth in interLATA long distance. Total switched access lines declined 868,000, or 3.9%, for the period. The access line decline was the result of continued share loss and technology substitution, primarily wireless.

Wholesale lines, which consist primarily of unbundled network element -- platform (UNE-P) lines, totaled almost 2.9 million at March 31, 2005, down 78,000 lines year over year. When lines over which we provide retail services are converted to UNE-P, we lose revenue and margin. As discussed under the heading "Overview" above, the FCC recently abolished unbundled local switching, the key component of UNE-P. As a result, we have reached commercial agreements with more than 100 of our competitor-customers, placing more than 1.5 million former UNE-P lines under contract at negotiated rates. We believe the change in the regulatory environment influenced the loss of UNE-P lines.

In efforts to combat share loss, we continue to grow our package services. BellSouth Answers(R) is our signature residential package offering, which combines various wireline, wireless, Internet services and/or DIRECTV(R) digital satellite television services. The package combines the Complete Choice calling plan of local service and multiple convenience calling features with BellSouth Long Distance, BellSouth(R) FastAccess(R) DSL or dial-up Internet, and Cingular Wireless services. During 2004, we began offering DIRECTV(R) digital satellite television service through all sales channels as part of the BellSouth Answers(R) portfolio. This agency relationship with DIRECTV(R) provides us with a key competitive product with insignificant cost or capital requirements. With the addition of video, the BellSouth Answers(R) package is one of the most comprehensive and competitively priced bundles in our markets today. We ended first quarter 2005 with over 4.6 million residential packages, representing a 39% penetration of our retail primary line residence base. Almost 85% of Answers customers have long distance in their package and over 45% have either DSL or BellSouth dial-up Internet.

Long distance voice revenue increased $144 in first quarter 2005 when compared to the same period in 2004, driven primarily by growth in interLATA and wireless long distance. InterLATA retail revenues increased $125 reflecting continued large market share gains driven by marketing efforts and the BellSouth Unlimited Long Distance Plans. At March 31, 2005, we had nearly 6.5 million retail long distance customers and a mass-market penetration rate of approximately 50% of our

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

customer base. We also continued to grow our long distance offerings in complex business. We recorded $31 in complex long distance voice revenue in first quarter 2005 compared to $22 in the same period in 2004. Revenue from wholesale long distance services provided to Cingular increased $15 when compared to first quarter 2004. This increase was caused by higher volumes associated with the proliferation of wireless package plans that include long distance partially offset by slightly lower rates.

Switched access revenues declined $7 in first quarter 2005 when compared to the same period in 2004 due to declines in volumes. Our entry into interLATA long distance shifted switched access minutes from other carriers to our service, resulting in a transfer from wholesale switched access revenues to retail long distance revenue. Excluding our retail long distance traffic, switched access and local minutes of use decreased 13.7% compared to first quarter 2004. The decrease is due to access line losses and alternative communications services, primarily wireless and e-mail.

Data

Data revenues increased $69 in first quarter 2005 when compared to the same period in 2004. Data revenues were driven by strong growth from the sale of BellSouth(R) FastAccess(R) DSL service partially offset by decreases in revenue from other data products. Combined wholesale and retail DSL revenues of $293 were up $79 in first quarter 2005 when compared to first quarter 2004 due primarily to a larger customer base. As of March 31, 2005, we had over 2.3 million DSL customers, an increase of 731,000 customers compared to March 31, 2004.

Retail data services grew 13.8% in first quarter 2005 when compared to the same period in 2004 driven primarily by the growth from the sale of FastAccess DSL service. BellSouth provides tiered DSL speeds and associated pricing to meet a broad range of customer needs. BellSouth(R) FastAccess(R) DSL Ultra runs at downstream connection speeds of up to 1.5 megabits. For customers who want higher speeds, the Company offers BellSouth(R) FastAccess(R) DSL Xtreme, delivering downstream speeds of up to 3.0 megabits and upload speeds of up to 384 kilobits. The Company also offers a lower speed version - BellSouth(R) FastAccess(R) DSL Lite - that runs at downstream speeds of up to 256 kilobits. We set a new record in the first quarter of 2005 with 253,000 DSL net customer additions compared to 156,000 in the first quarter of 2004, a 62 percent growth rate. Competitive promotional offers and reduced churn contributed to customer growth in the first quarter of 2005. Retail DSL customer subscribers grew by 272,000, and were offset by a decline of 19,000 wholesale customers, as AOL completed its exit from offering DSL-based Internet service in January. Revenue from other retail data products was flat for first quarter 2005 when compared to the same period in 2004.

Revenues from the sale of wholesale data transport services and wholesale DSL to other communications providers, including long distance companies and CLECs, declined 2.4% in the first quarter of 2005 when compared to the first quarter of 2004, due to AOL's exit from DSL-based Internet service, which caused approximately half of the decline in wholesale data revenue. The remainder of the decrease was due to declines in data transport sold to inter-exchange carriers that were partially offset by revenue growth in transport sold to wireless carriers.

Other

Other revenues decreased $5 in first quarter 2005 when compared to the same period in 2004 reflecting a decline in revenues from wholesale long distance of $23 due to lower volumes. This decline was substantially offset by increases in equipment revenues of $6 driven by increased demand due to improved economic conditions and customer upgrades to newer technology and increased sales commissions of $10 related to customer additions under our sales agency agreement with DIRECTV.

Segment operating expenses

Cost of services and products

Cost of services and products of $1,853 in first quarter 2005 increased $112 from first quarter 2004. The increase included $55 in labor due primarily to increases in retiree medical costs and anuual wage increases, offset by workforce reductions; $39 related to Universal Service Fund contributions related to a one-time true up of prior year expense, increases in fund contribution rates and a higher assessment base driven by growth in DSL; $37 in costs of goods sold principally driven by higher volumes in long distance services; and $20 in materials and supplies driven primarily by DSL modem cost associated with customer growth. These increases were partially offset by a $17 decline in access fees in the first quarter 2005 due to lower volumes.

Selling, general, and administrative expenses

Selling, general, and administrative expenses of $738 in first quarter 2005 decreased $7 from first quarter 2004. This decrease reflects lower uncollectibles expense of $26 driven by lower receivable write-offs attributable to continued improvements in economic conditions. This decrease was partially offset by an increase of $17 in labor costs driven by retiree medical benefits and annual wage increases.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Depreciation and amortization

Depreciation and amortization expense increased $19 during first quarter 2005 when compared to the same period in 2004 reflecting increased capital spending, partially offset by reduced depreciation rates under the group life method of depreciation.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's net income consisted of the following: for first quarter 2005, unusual items of $14 for the early extinguishment of debt; for first quarter 2004, unusual items of $42 for the South Carolina regulatory settlement and severance.

--------------------------------------------------------------------------------
Domestic Wireless
--------------------------------------------------------------------------------

We own an approximate 40 percent economic interest in Cingular, a joint venture with SBC Communications. Because we exercise influence over the financial and operating policies of Cingular, we use the equity method of accounting for this investment. Under the equity method of accounting, we record our proportionate share of Cingular's earnings in our consolidated statements of income. These earnings are included in the caption "Net earnings (losses) of equity affiliates." For management purposes, we evaluate our Domestic wireless segment based on our proportionate share of Cingular's results. Accordingly, results for our Domestic wireless segment reflect the proportional consolidation of approximately 40 percent of Cingular's results and taxes at the parent level, excluding unusual items.

On October 26, 2004, Cingular completed the acquisition of AT&T Wireless, creating the largest wireless carrier in the United States based on revenues and number of customers. The wireless industry continued its strong growth trajectory during the first quarter of 2005. Despite continued industry consolidation, competition continues to be intense, with five national competitors. On a pro forma basis, Cingular's average revenue per user (ARPU) declined 3.3 percent from first quarter 2004 to first quarter 2005, driven primarily by lower revenue derived from voice services partially offset by increased data-related revenues. Data revenue played an increasingly important role in revenue composition in 2004 and early 2005, and those impacts are expected to increase through the remainder of 2005.

In the first quarter of 2005, to be consistent with industry practices, Cingular's income statement presentation was changed for the current and prior-year periods to reflect, as revenues, the gross receipts tax and other fees billed to customers and to reflect, as expenses, the taxes assessed by the various state jurisdictions. The impact of this reclassification was an increase in first-quarter revenue and expense of $16 for BellSouth's 40 percent share reported in our wireless segment. Similar revenue and expense increases for the same quarter a year ago were $10. Operating income and net income for all periods were unaffected by this reclassification in income statement presentation.

                                                  For the Three Months
                                                    Ended March 31,      Percent
                                                     2004      2005       Change
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------
 Segment operating revenues:
    Service revenues                               $ 1,433    $2,968      107.1%
    Equipment revenues                                 154       324      110.4%
        Total segment operating revenues             1,587     3,292      107.4%
 Segment operating expenses:
    Cost of services and products                      594     1,375      131.5%
    Selling, general, and administrative expenses      548     1,159      111.5%
    Depreciation and amortization                      221       670      203.2%
        Total segment operating expenses             1,363     3,204      135.1%
 Segment operating income                              224        88      -60.7%
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------
 Segment net income (loss)                          $   59    $ (33)     -155.9%
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------

 Segment net income (loss) including unusual
   items                                            $   59    $ (54)     -191.5%

 Key Indicators (100% Cingular):
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------
 Cellular/PCS Customers (000s)                      24,618    50,369      104.6%
 Wireless service average monthly revenue per
   customer - Cellular/PCS                         $ 48.30    $49.59        2.7%
 Capital Expenditures                               $  334     $ 971      190.7%
 -------------------------------------------------------------------------------

Segment operating revenues

During the first quarter 2005, Cingular had net additions of 1.4 million customers, resulting in 50.4 million cellular/PCS customers on March 31, 2005. This represents a growth of 25.8 million in Cingular's cellular/PCS customer base from a year ago, including approximately 22 million customers Cingular assumed in its acquisition of AT&T Wireless. Postpaid gross additions were 76% of all gross additions, up from 71% in 2004.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

The first quarter cellular/PCS churn rate was 2.2%, down from a 2.7% churn rate in the same period a year ago. Approximately 10 basis points of the reduction in Cingular's churn rate resulted from operational improvement. The remaining reduction in churn is attributable to Cingular's adoption of a new reseller churn calculation methodology that is more comparable with its major competitors and changes to conform churn calculation methodologies of Cingular and AT&T Wireless.

Segment operating revenue grew $1,705 during the first quarter of 2005 as compared to the same period of 2004 primarily as a result of the increased revenue associated with Cingular's acquisition of AT&T Wireless in fourth quarter of 2004. Wireless service revenue increased $1,535 quarter-over-quarter primarily as a result of the AT&T Wireless acquisition. ARPU increased 2.7% to $49.59 in the first quarter, up from $48.30 in the prior year quarter. Higher ARPU was driven by higher customer usage and increased per unit contribution from data services and increases in long distance and regulatory fee revenues. Additionally, ARPU for the first quarter of 2005 reflects the ARPU of the acquired AT&T Wireless customer base which in general had higher ARPUs than the traditional Cingular customer base. Partially offsetting these increases was a decline in the per user contribution from Cingular's monthly access charges and airtime usage. Declines in per unit access and airtime charges were driven by an increase in the number of customers on RollOver plans and also due to free mobile to mobile minutes, which allow Cingular customers to call other Cingular customers at no charge. Additionally, per unit access and airtime charges decreased due to a larger embedded customer base on lower ARPU rate plans, including FamilyTalk(R), more customers sold through resellers, and rate plans that include larger buckets of minutes, thereby reducing billed minute overages.

Equipment sales contributed $170 of the increase in total operating revenue, driven primarily by incremental revenue from higher unit sales reflecting a 90.7% increase in gross customer additions and increased upgrade sales as Cingular migrated former AT&T Wireless customers to Cingular rate plans. Partially offsetting this growth was an overall decline in the average revenue per unit sold.

Segment operating expenses

Cost of services and products

Cost of services and products of $1,375 in first quarter 2005 increased $781 when compared to the same 2004 period. Cingular's systems expense growth was driven by increased local network system costs associated with the acquired AT&T Wireless network, including higher interconnection fees associated with a 133.8% growth in system minutes of use; higher facilities related costs resulting from the increase in cell sites and with maintaining additional duplicate TDMA and GSM networks; and increased USF and regulatory fees from the increase in the customer base and rate changes. Local network system cost also increased as a result of the termination of Cingular's joint venture with T-Mobile, GSMF. Additionally, higher equipment-related expenses quarter-over-quarter were driven by increased gross additions and upgrade activity, partially offset by a decline in the average cost per unit sold.

Selling, general, and administrative expenses

Selling, general, and administrative expenses of $1,159 in first quarter 2005 increased $611 when compared to first quarter 2004. The growth was primarily due to the incremental expenses associated with the recently acquired AT&T Wireless markets. Additionally, growth was also driven by volume through higher advertising and promotions expenses, increased commissions expenses related to the 90.7% increase in gross customer additions, an increase in upgrade commissions, an increase in billing expenses, and expenses related to customer retention and customer service improvement initiatives.

Depreciation and amortization

Depreciation and amortization increased $449 in first quarter 2005 when compared to the same period in 2004. Depreciation expense for the first quarter of 2005 increased primarily due to incremental depreciation associated with the property, plant and equipment acquired from the AT&T Wireless acquisition and depreciation related to Cingular's on-going capital spending associated with its GSM network. Additionally, depreciation expense increased over the prior year period as a result of a reduction of the useful lives of certain TDMA and other equipment, which increased BellSouth's share of depreciation expense by approximately $40 during the first quarter of 2005. Intangibles amortization expense for the first quarter of 2005 increased from the same period in 2004 primarily related to the purchase price valuation of customer contracts acquired through the AT&T Wireless acquisition. This increase was partially offset by certain historical Cingular finite-lived intangible assets becoming fully amortized during 2004.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's net income consisted of the following: for first quarter 2005, unusual items of $21 for wireless merger integration costs. There were no unusual items excluded from first quarter 2004.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

--------------------------------------------------------------------------------
Advertising and Publishing Group
--------------------------------------------------------------------------------

Our Advertising and Publishing Group is comprised of companies in the US that publish, print, and sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic media offerings.

In the first quarter of 2005, our Advertising and Publishing Group continued to see the favorable impact from strategic initiatives implemented in 2004 and from an improving economy, offset by continued competitive pressures.


                                                   For the Three Months
                                                     Ended March 31,     Percent
                                                    2004       2005       Change
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------
 Segment operating revenues                           $ 482       $491     1.9%
 Segment operating expenses:
    Cost of services and products                        80         90    12.5%
    Selling, general, and administrative expenses       156        163     4.5%
    Depreciation and amortization                         7          7      --
         Total segment operating expenses               243        260     7.0%
 Segment operating income                               239        231    -3.3%
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------
 Segment net income                                    $147      $ 141    -4.1%
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------

 Segment net income (loss) including unusual items     $147      $ 141    -4.1%

 Capital Expenditures                                    $8        $ 9    12.5%
 -------------------------------------------------------------------------------


Segment operating revenues

Segment operating revenues increased $9 from first quarter 2004 to first quarter 2005. The increase includes an improvement in print revenues as a result of selling effectiveness and new products, and growing electronic media revenues.

Segment operating expenses

Cost of services and products increased $10 from first quarter 2004 to first quarter 2005, primarily reflecting the impact of increased distribution volumes. Selling, general, and administrative expenses increased $7 between periods, primarily driven by increases in employee healthcare, pension and post-retirement medical costs. Variable costs associated with selling also increased as a result of higher revenues. Partially offsetting these increases was a decline in uncollectible expense. The decrease reflects the impact of improved collection performance between periods. Depreciation and amortization expenses were flat between periods.

Unusual items excluded from segment net income

There were no unusual items excluded from this segment's net income.


--------------------------------------------------------------------------------
Liquidity and Financial Condition
--------------------------------------------------------------------------------


Net cash provided by (used for):
                                       For the Three Months
                                          Ended March 31,
                                      2004           2005           Change
   ----------------------------    -----------    ----------- ------------------
   ----------------------------    -----------    ----------- ---------- -------
   Continuing Operations
        Operating activities... $      1,728   $      1,718        (10)    -0.6%
        Investing activities... $      (395)   $        560        955       *
        Financing activities... $      (778)   $    (2,327)     (1,549)      *
   Discontinued Operations      $        (9)   $      (115)       (106)      *
   ----------------------------    -----------    ----------- ---------- -------
   *Not meaningful.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

CONTINUING OPERATIONS

Net cash provided by operating activities

Cash generated by operations decreased $10 during first quarter 2005 compared to the prior year period. Operating income before depreciation and amortization expense in the first quarter of 2005 was comparable to the first quarter of 2004. The decline in cash flows from operations was driven by higher interest payments substantially offset by lower tax payments in first quarter 2005 as compared to the first quarter of 2004.

Net cash used for investing activities

Capital expenditures

Capital expenditures consist primarily of (a) gross additions to property, plant and equipment having an estimated service life of one year or more, plus incidental costs of preparing the asset for its intended use, and (b) gross additions to capitalized software. Our capital expenditures during first quarter 2005 of $750 and first quarter 2004 of $635 were incurred to support our wireline network, to promote the introduction of new products and services and to increase operating efficiency and productivity. The increase in capital expenditures compared to the prior period relates primarily to the timing of increased spending on broadband initiatives to meet increasing demand.

Other investing activities

During first quarter 2005, we received $919 in net proceeds from the sale of our Latin American operations and $400 in repayments from Cingular on a revolving line of credit.

During first quarter 2004, we received $525 for the sale of our investment in Sonofon and $109 for the repayment of our shareholder loan and accrued interest, reduced by a settlement of $17 associated with currency swap contracts. In addition, we purchased and sold equity securities for a net cash expenditure of $106 and purchased and sold short-term investments for a net cash expenditure of $266.

Net cash used for financing activities

During first quarter 2005, we utilized cash from operations, sales proceeds, and proceeds from debt issued in the fourth quarter 2004 to reduce short-term borrowings by $1,093, pay down long-term debt by $669, and pay dividends of 27 cents per share totaling $494. In addition, we purchased 3 million shares of our common stock for $77.

During first quarter 2004, we utilized cash from operations to reduce short-term borrowings by $362 and pay dividends of 25 cents per share totaling $457.

DISCONTINUED OPERATIONS

The following table represents cash flows from our discontinued operations:

                                            For the Three Months
                                              Ended March 31,
                                          2004               2005
   -------------------------------- -- ------------       ------------
     Operating activities.........  $        69        $        10
     Investing activities.........  $       (47)       $      (125)
     Financing activities.........  $       (31)       $        --
                                       ------------       ------------
                                       ------------       ------------
   Total cash flows from
      discontinued operations.....  $        (9)       $      (115)
   -------------------------------- -- ------------ -- -- ------------

In first quarter 2005, we purchased $125 of third party Argentine debt in connection with the sale of our Latin American properties.

In first quarter 2004, capital expenditures were $66. Distributions to minority partners of $41 are included in first quarter 2004, offset by net proceeds of $19 related to the purchase and sale of equity securities and $10 for net debt borrowings and repayments.

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

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

The objective of our Board of Directors is to maintain a competitive dividend. They evaluate the cash dividend on a quarterly basis and make decisions regarding the dividend within the context of long-term free cash flow projections.

At March 31, 2005, our long-term debt rating was A2 from Moody's Investor Service and A from Standard and Poor's. Our short-term debt rating at March 31, 2005 was P-1 from Moody's and A-1 from Standard and Poor's. Moody's outlook on both our short and long-term ratings remains negative. The reasons cited were our expanded competitive challenges in the wireline business which could erode our ability to reduce debt levels as planned and the possibility of lower earnings and cash flow at Cingular if the AT&T Wireless integration is more expensive and time consuming than anticipated. Standard and Poor's also has a negative outlook on our long-term debt rating. The reasons given are increasing competition in our wireline business from the cable television companies, which could drive down pricing and squeeze operating margins, and near term pressures from the integration of AT&T Wireless.

Our authorized commercial paper program as of March 31, 2005 was $10.5 billion, with $2.2 billion outstanding. We believe that we have ready access to the commercial paper market in the event funding in excess of our operating cash flows is needed. We also have a registration statement on file with the SEC under which $3.1 billion of long-term debt securities could be issued. Our sources of funds -- primarily from operations and, to the extent necessary, from readily available external financing arrangements -- are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the operating needs of our business for at least the next twelve months.

Domestic Wireless

BellSouth and SBC provide unsubordinated short-term financing on a pro rata basis for Cingular's ordinary course of business cash requirements based upon Cingular's budgeted and forecasted cash needs. Cingular has terminated its bank credit facilities and no longer issues commercial paper or long-term debt. As of March 31, 2005, we had advances to Cingular, including interest, under the line of credit of $271.

Cash management

BellSouth's primary source of cash flow is dividends from its subsidiaries. Generally, we do not permit our subsidiaries to accumulate cash, requiring them to pay out either net income or cash flow available in the form of dividends. Any funding requirements for wholly owned domestic subsidiaries are fulfilled by BellSouth Corporation.

Debt instruments

BellSouth and BellSouth Telecommunications currently have debt outstanding under various indentures that we have entered into over the past twelve years. None of these indentures contain any financial covenants. They do contain limitations that restrict the Company's (or the affiliate of the company that is a party to the indenture) ability to create liens on their properties or assets (but not the properties or assets of their subsidiaries) except in specified circumstances. None of these indentures contains any provisions that are tied to the ratings assigned to the company or its affiliates by an external debt rating agency. Further, none of these indentures contains cross-default provisions.

On October 4, 2004, we entered into a syndicated credit agreement that provided for lender commitments in the aggregate principal amount of $9.0 billion. As of March 31, 2005, lender commitments under the agreement had been reduced to approximately $2.0 billion. In addition, we had a syndicated line of credit in the amount of $1.5 billion. Both the syndicated credit agreement and the syndicated line of credit served as backup facilities for our commercial paper program. The syndicated line of credit expired on April 29, 2005. Effective April 29, 2005, we entered into a new syndicated line of credit in the amount of $3.0 billion, and we terminated the remaining $2.0 billion lender commitments under the October 4, 2004 credit agreement. The new $3.0 billion line of credit will expire on April 29, 2008.

Except as described in this paragraph, the syndicated line of credit contains no financial covenants or requirements for compensating balances. Further, the line of credit does not contain any provisions that are tied to the ratings assigned to us or our affiliates by an external debt rating agency. The line of credit provides that the debt of the Company and its consolidated subsidiaries is not permitted to exceed 300% of consolidated earnings before interest, taxes, depreciation and amortization for the preceding four quarters. In addition, the line of credit prohibits the Company and its significant subsidiaries from permitting liens to be placed on their properties or assets except in specified circumstances. If BellSouth or any of our subsidiaries defaults on any outstanding debt in excess of $200, an event of default will occur under the line of credit.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

--------------------------------------------------------------------------------
Market Risk
--------------------------------------------------------------------------------

For a complete discussion of our market risks, you should refer to the caption "Quantitative and Qualitative Disclosure About Market Risk" in our annual report on Form 10-K for the year ended December 31, 2004. Our primary exposure to market risks relates to unfavorable movements in interest rates. We do not anticipate any significant changes in our objectives and strategies with respect to managing such exposures.

In order to limit our risk from fluctuations in interest rates, we enter into interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. In the first quarter of 2005, we entered into an additional interest rate swap, bringing the total notional value of our fair value hedges to $1,500 as of March 31, 2005. Subsequent to the first quarter of 2005, we entered into an additional fair value interest rate swap with a notional value of $100.

--------------------------------------------------------------------------------
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
--------------------------------------------------------------------------------

Other than as set forth below, there are no material changes with respect to off-balance sheet arrangements and aggregate contractual obligations as presented in our annual report on Form 10-K for the year ended December 31, 2004.

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

--------------------------------------------------------------------------------
Operating Environment
--------------------------------------------------------------------------------

Economic Trends

Real gross domestic product (GDP), which increased at an average annual rate of
3.8 percent in the fourth quarter of 2004, grew 4.4 percent in 2004, the best growth since 1999. Real personal consumption growth was at an annual rate of 4.2 percent in the fourth quarter and 3.8 percent for 2004. Fixed investment spending by businesses accelerated to an annual rate of 14.5 percent in the fourth quarter. It was up 10.6 percent for the year overall. Residential fixed investment spending was also strong in 2004, growing 9.6 percent. Real GDP growth was reduced by an increase in imports throughout the year. Economic growth decelerated to an annual rate of 3.1 percent in the first quarter, according to the advance estimate of first quarter GDP. Personal consumption and business fixed investment increased at a more modest pace and imports continued to grow strongly. Employment growth, slow earlier in the year, improved in the fourth quarter of 2004 and in the first quarter of 2005. The economy added 2.2 million jobs in 2004, the best job growth since 1999. The nation's unemployment rate at the end of the first quarter of 2005 was 5.2 percent, down from 5.4 percent in the fourth quarter of 2004. The GDP deflator, a broad measure of inflation, increased at an annual rate of 2.3 percent in the fourth quarter, lifting inflation for the year to 2.2 percent. Concerned with inflation, the Federal Reserve raised short-term interest rates during the second half of 2004 and first quarter of 2005 and will likely continue to raise rates throughout 2005. The economy is expected to expand at a more modest, but still healthy, pace in 2005.

On average, the economy of the nine-state region tends to closely track the US economy. Paced by Florida, growth rates have tended to be faster in the South Atlantic states. The region has experienced strong net migration for several years, a trend that is likely to be sustained. Residential construction activity has been strong as a result. Housing starts surged in 2004, reaching 592,000, easily exceeding 2003's robust level of 533,000. Microsoft's dividend payout boosted the region's real personal income growth to an annual rate of 7.9 percent during the fourth quarter and 3.7 percent for 2004 overall. Employment in the region in the fourth quarter grew at an annual rate of 1.4 percent. It was up 1.7 percent for the year overall. The region's unemployment rate was 5.2 percent in the fourth quarter of 2004. The disruption to economic activity that was caused by four hurricanes that hit the region in 2004 was concentrated in, although not confined to, Florida's economy, the largest in the region. Rebuilding continues early in 2005. The region's economy is expected to expand at a moderate pace in 2005.

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

While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

     o a change in economic conditions in the markets where we operate or have material investments which could affect demand for our services;

     o the impact and the success of Cingular Wireless, our wireless joint venture with SBC, including marketing and product development efforts, technological changes and financial capacity;

     o Cingular Wireless' failure to realize, in the amounts and within the timeframe contemplated, the capital and expense synergies and other financial benefits expected from its acquisition of AT&T Wireless as a result of technical, logistical, regulatory and other factors;

     o changes in laws or regulations, or in their interpretations, which could result in the loss, or reduction in value, of our licenses, concessions or markets, or in an increase in competition, compliance costs or capital expenditures;

     o continued pressures on the telecommunications industry from a financial, competitive and regulatory perspective;

     o the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;

     o changes in the federal and state regulations governing the terms on which we offer retail and wholesale services;

     o   continued successful penetration of the interLATA long distance market;

     o the impact on our business of consolidation in the wireline and wireless industries in which we operate;

     o the issuance by the Financial Accounting Standards Board or other accounting bodies of new accounting standards or changes to existing standards;

     o changes in available technology that increase the impacts of technology substitution;

     o higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;

     o   the outcome of pending litigation; and

     o unanticipated higher capital spending from, or delays in, the deployment of new technologies.


PART II -- OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of our equity securities during the first quarter of 2005.

Issuer Purchases of Equity Securities

                                               Total Number of   Approximate
                                               Shares Purchased  Dollar Value
                     Total Number  Average     as Part of a      that May Yet Be
                       of Shares   Price Paid  Publicly          Purchased Under
    Period          Purchased (1)  per Share   Announced Plan    the Plan
    ------           ------------  ----------  ----------------  ---------------
January 1-31, 2005          1,202      $26.78                --               --
February 1-28, 2005            --          --                --               --
March 1-31, 2005        3,139,174      $26.21                --               --
-------------------- ------------  ----------  ----------------  ---------------
Total                   3,140,376      $26.21                --               --
-------------------- ------------  ----------  ----------------  ---------------
   (1) Represents 191,276 shares purchased from employees to pay taxes related to the vesting of restricted shares, at an average price of $26.03, and 2,949,100 shares purchased from the external markets at an average price of $26.22. Excludes shares purchased from employees to pay taxes related to the exercise of stock options.

Item 6. Exhibits

  Exhibit
   Number
-------------

        4a     No instrument which defines the rights of holders of our long-
               and intermediate-term debt is filed herewith pursuant to
               Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this
               regulation, we agree to furnish a copy of any such instrument to the SEC upon request.
     10bbb     Form of 2005 Ownership Restricted Stock Award Agreement pursuant to BellSouth Executive Stock Ownership Program.
        11     Computation of Earnings Per Common Share.
        12     Computation of Ratio of Earnings to Fixed Charges.
       31a     Section 302 certification of F. Duane Ackerman.
       31b     Section 302 certification of Ronald M. Dykes.
        32     Statement Required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                           BELLSOUTH CORPORATION

                                                              By /s/ Pat Shannon
                                                                     PAT SHANNON
                                  Senior Vice President - Finance and Controller
                                                  (Principal Accounting Officer)


May 4, 2005

                                  EXHIBIT INDEX

  Exhibit
   Number
-------------

        4a     No instrument which defines the rights of holders of our long-
               and intermediate-term debt is filed herewith pursuant to
               Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this
               regulation, we agree to furnish a copy of any such instrument to the SEC upon request.
     10bbb     Form of 2005 Ownership Restricted Stock Award Agreement pursuant to BellSouth Executive Stock Ownership Program.
        11     Computation of Earnings Per Common Share.
        12     Computation of Ratio of Earnings to Fixed Charges.
       31a     Section 302 certification of F. Duane Ackerman.
       31b     Section 302 certification of Ronald M. Dykes.
        32     Statement Required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.