Form 10-Q
period 2005-06-30
BELLSOUTH CORP
filed 2005-08-03
CIK 732713

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

                  For the quarterly period ended June 30, 2005

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

At July 29, 2005, 1,832,345,019 common shares were outstanding.

                               Table of Contents


     Item                                                                   Page
                                    Part I

      1.     Financial Statements
                Consolidated Statements of Income                             3
                Consolidated Balance Sheets                                   4
                Consolidated Statements of Cash Flows                         5
                Consolidated Statements of Shareholders' Equity
                   And Comprehensive Income                                   6
                Notes to Consolidated Financial Statements                    7

      2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 17

      3.     Qualitative and Quantitative Disclosures about
               Market Risk                                                   31

      4.     Controls and Procedures                                         31


                                    Part II

      2.     Unregistered Sales of Equity Securities and Use
               of Proceeds                                                   32

      4.     Submission of Matters to a Vote of Security Holders             32

      6.     Exhibits                                                        33

PART I - FINANCIAL INFORMATION

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

                                     For the Three Months    For the Six Months
                                        Ended June 30,         Ended June 30,
                                       2004       2005        2004       2005
----------------------------------- ---------- ----------  ---------- ----------
Operating Revenues:
    Communications Group              $ 4,565    $ 4,598     $ 9,053    $ 9,191
    Advertising and publishing            507        527         986      1,015
    All other                              11         17          20         27
                                    ---------- ----------  ---------- ----------
        Total Operating Revenues        5,083      5,142      10,059     10,233

Operating Expenses:
    Cost of services and products
      (excludes depreciation and
       amortization shown
       separately below)                1,789      1,925       3,587      3,845
    Selling, general, and
      administrative expenses             938        951       1,860      1,852
    Depreciation and amortization         914        916       1,812      1,834
                                    ---------- ----------  ---------- ----------
        Total Operating Expenses        3,641      3,792       7,259      7,531

Operating income                        1,442      1,350       2,800      2,702
Interest expense                          211        285         426        576
Net earnings (losses) of equity
  affiliates                              151         68         255        (12)
Gain on sale of operations                  -          -         462          -
Other income (expense), net                73         56         137        112
                                    ---------- ----------  ---------- ----------

Income from Continuing Operations
  Before Income Taxes                   1,455      1,189       3,228      2,226
Provision for Income Taxes                516        394       1,139        748
                                    ---------- ----------  ---------- ----------
Income from Continuing Operations         939        795       2,089      1,478
Income (Loss) from Discontinued
  Operations, Net of Tax                   57          -         506        381
                                    ---------- ----------  ---------- ----------
          Net Income                  $   996    $   795     $ 2,595    $ 1,859
                                    ========== ==========  ========== ==========


Weighted-Average Common Shares
  Outstanding:
    Basic                               1,832      1,831       1,832      1,831
    Diluted                             1,836      1,835       1,837      1,835
Dividends Declared Per Common Share    $ 0.27     $ 0.29      $ 0.52     $ 0.56

Basic Earnings Per Share:
    Income from Continuing Operations  $ 0.51     $ 0.43      $ 1.14     $ 0.81
    Income (Loss) from Discontinued
      Operations                         0.03          -        0.28       0.21
                                    ---------- ----------  ---------- ----------
    Net Income*                        $ 0.54      $ 0.43     $ 1.42     $ 1.02
                                    ========== ==========  ========== ==========
Diluted Earnings Per Share:
    Income from Continuing Operations  $ 0.51      $ 0.43     $ 1.14     $ 0.81
    Income (Loss) from Discontinued
      Operations                         0.03           -       0.28       0.21
                                    ---------- ----------  ---------- ----------
    Net Income*                        $ 0.54      $ 0.43     $ 1.41     $ 1.01
                                    ========== ==========  ========== ==========
*Net income per share may not sum due to rounding

              The accompanying notes are an integral part of these
                       consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                   December 31,       June 30,
                                                       2004             2005
                                                --------------------------------
                                                                    (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                     $      680          $      485
   Accounts receivable, net of allowance
     for uncollectibles of $317 and $287              2,559               2,480
   Material and supplies                                321                 335
   Other current assets                               1,071                 951
   Assets of discontinued operations                  1,068                  --
                                                ------------        ------------
      Total current assets                            5,699               4,251
                                                ------------        ------------

Investments in and advances to Cingular              22,771              21,952
Property, plant and equipment, net                   22,039              21,853
Other assets                                          7,400               7,741
Intangible assets, net                                1,587               1,529
                                                ------------        ------------
       Total assets                              $   59,496          $   57,326
                                                ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Debt maturing within one year               $    5,475          $    3,293
     Accounts payable                                 1,047               1,027
     Other current liabilities                        3,018               3,444
     Liabilities of discontinued operations             830                  --
                                                ------------        ------------
       Total current liabilities                     10,370               7,764
                                                ------------        ------------

Long-term debt                                       15,108              14,399
                                                ------------        ------------

Noncurrent liabilities:
     Deferred income taxes                            6,492               6,594
     Other noncurrent liabilities                     4,460               4,575
                                                ------------        ------------
       Total noncurrent liabilities                  10,952              11,169
                                                ------------        ------------

Shareholders' equity:
     Common stock, $1 par value (8,650 shares
       authorized; 1,831 and 1,832 shares
       outstanding)                                   2,020               2,020
     Paid-in capital                                  7,840               7,836
     Retained earnings                               19,267              20,053
     Accumulated other comprehensive income
       (loss)                                          (157)                (70)
     Shares held in trust and treasury               (5,904)             (5,845)
                                                ------------        ------------
             Total shareholders' equity              23,066              23,994
                                                ------------        ------------
             Total liabilities and
               shareholders' equity              $   59,496          $   57,326
                                                ============        ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(Unaudited)


                                                         For the Six Months
                                                           Ended June 30,
                                                       2004              2005
                                                   -----------------------------
   Cash Flows from Operating Activities:
   Income from continuing operations               $   2,089          $   1,478
   Adjustments to reconcile income to cash
     provided by operating activities from
     continuing operations:
       Depreciation and amortization                   1,812              1,834
       Provision for uncollectibles                      195                165
       Net losses (earnings) of equity affiliates       (255)                12
       Deferred income taxes and investment tax
         credits                                         603                117
       Pension income                                   (242)              (266)
       Stock-based compensation expense                   58                 48
       Loss on extinguishment of debt                     --                 42
       (Gain) loss on sale/disposal of operations       (462)                --
   Net Change in:
       Accounts receivable and other current
         assets                                         (124)              (163)
       Accounts payable and other current
         liabilities                                     103                391
       Deferred charges and other assets                 (62)               (40)
       Other liabilities and deferred credits             33                204
   Other reconciling items, net                           49                 (2)
                                                   ----------         ----------
       Net cash provided by operating activities
        from continuing operations                     3,797              3,820
                                                   ==========         ==========

   Cash Flows from Investing Activities:
   Capital expenditures                               (1,366)            (1,579)
   Purchases of short-term investments                (1,846)               (12)
   Proceeds from sale of short-term investments        1,036                 28
   Proceeds from sale of operations                      525                930
   Purchases of debt and equity securities              (416)              (103)
   Proceeds from sale of debt and equity
     securities                                           34                 14
   Net short term (advances to) repayments from
     Cingular                                             --                666
   Proceeds from repayment of loans and advances         109                123
   Other investing activities, net                       (12)               (14)
                                                   ----------         ----------
       Net cash provided by (used for) investing
         activities from continuing operations        (1,936)                53
                                                   ==========         ==========

   Cash Flows from Financing Activities:
   Net borrowings (repayments) of short-term debt       (339)            (1,630)
   Proceeds from issuance of long-term debt              696                 --
   Repayments of long-term debt                         (221)            (1,267)
   Dividends paid                                       (914)              (988)
   Purchase of treasury shares                           (99)               (83)
   Other financing activities, net                        51                 15
                                                   ----------         ----------
       Net cash used in financing activities from
         continuing operations                          (826)            (3,953)
                                                   ==========         ==========

   Net increase (decrease) in cash and cash
     equivalents from continuing operations            1,035                (80)
   Net increase (decrease) in cash and cash
     equivalents from discontinued operations           (185)              (115)
                                                   ----------         ----------
        Net increase (decrease) in cash and cash
          equivalents                                    850               (195)
   Cash and cash equivalents at beginning of
     period                                            2,947                680
                                                   ----------         ----------
   Cash and cash equivalents at end of period      $   3,797          $     485
                                                   ==========         ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

BELLSOUTH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (IN MILLIONS)
(Unaudited)


                                           Number of Shares                                  Amount
                                           ------------------    -------------------------------------------------------------------
                                                       (a)                                    Accum.    (a)
                                                     Shares                                   Other    Shares
                                                     Held in                                  Compre-  Held in
                                                     Trust                                    hensive  Trust
                                             Common  and           Common  Paid-in  Retained  Income   and
                                              Stock  Treasury       Stock  Capital  Earnings  (Loss)   Treasury      Total
 Balance at December 31, 2003                 2,020    (190)      $ 2,020  $ 7,729  $ 16,540  $ (585)  $ (5,992)  $ 19,712



 Net Income                                                                            2,595                         2,595
 Other comprehensive income, net of tax                                                          125                   125
 Total comprehensive income                                                                                          2,720
 Dividends declared                                                                     (946)                         (946)
 Purchase and sales of treasury stock
    by grantor trust                                                             2                           (2)        --
 Purchase of treasury stock                              (4)                                                (99)       (99)
 Share issuances for employee benefit plans               5                    (61)      (63)               175         51
 Stock-based compensation                                                       62                                      62
 Tax benefit related to stock options                                           16                                      16

 Balance at June 30, 2004                     2,020    (189)      $ 2,020  $ 7,748  $ 18,216  $ (460)  $ (5,918)  $ 21,516






 Balance at December 31, 2004                 2,020    (189)      $ 2,020  $ 7,840  $ 19,267  $ (157)  $ (5,904)  $ 23,066


 Net Income                                                                            1,859                         1,859
 Other comprehensive income, net of tax                                                           87                    87
 Total comprehensive income                                                                                          1,946
 Dividends declared                                                                   (1,024)                       (1,024)
 Purchase of treasury stock                              (3)                                                (83)       (83)
 Share issuances for employee benefit plans               4                    (55)      (49)               142         38
 Stock-based compensation                                                       48                                      48
 Tax benefit related to stock options                                            3                                       3

 Balance at June 30, 2005                     2,020    (188)      $ 2,020  $ 7,836  $ 20,053  $  (70)  $ (5,845)  $ 23,994



(a) Trust and treasury shares are not considered to be outstanding for financial reporting purposes.

                                               As of June 30,
                                              2004       2005
                Shares held in trust            26         26
                Shares held in treasury        163        162
                                               ---        ---
                Total                          189        188
                                               ---        ---




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

NOTE B - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment." This standard amends and clarifies the accounting for stock compensation plans under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which we adopted effective January 1, 2003. Generally, the approach in the revised statement is similar to the approach described in SFAS 123. The statement is effective January 1, 2006. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

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

                                For the Three Months          For the Six Months
                                   Ended June 30,               Ended June 30,
                                  2004           2005          2004         2005
                                  ----           ----          ----         ----
Basic common shares outstanding  1,832          1,831         1,832        1,831
Incremental shares from stock
  options and benefit plans          4              4             5            4
                                 -----          -----         -----        -----
Diluted common shares
  outstanding                    1,836          1,835         1,837        1,835
                                 =====          =====         =====        =====
Stock options excluded from
  the computation                   80             77            80           77

Options with an exercise price greater than the average market price of the common stock for the periods presented or that have an anti-dilutive effect on the computation are excluded from the calculation of diluted earnings per share.

NOTE D - DISCONTINUED OPERATIONS

In March 2004, we signed an agreement with Telefonica Moviles, S.A., the wireless affiliate of Telefonica, S.A. (Telefonica), to sell all of our interests in Latin America. During October 2004, we closed on the sale of 8 of the 10 properties: Venezuela, Colombia, Ecuador, Peru, Guatemala, Nicaragua, Uruguay and Panama. During January 2005, we closed on the sale of the operations in the remaining two Latin American countries (Argentina and Chile) for gross proceeds of $1,079 and a gain of $390, net of tax. The gain includes the recognition of cumulative foreign currency translation losses of $68.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE D - DISCONTINUED OPERATIONS (Continued)

Summarized results of operations for the discontinued operations are as follows:

                                For the Three Months          For the Six Months
                                   Ended June 30,               Ended June 30,
                                  2004         2005            2004        2005
                                  ----         ----            ----        ----
     Revenue                     $ 679        $  --         $ 1,356       $  66
     Operating income (loss)       212           --             283          (5)
     Gain on sale of operations     --           --              --         629
     Income before income taxes    109           --             153         616
     Income tax (benefit) expense   52           --            (353)        235
                                 -----        -----           -----        -----
     Income from discontinued
       operations                $  57        $  --         $   506       $  381
                                 =====        =====           =====        =====

NOTE E - INVESTMENTS AND ADVANCES TO CINGULAR

Investment

We own an approximate 40 percent economic interest in Cingular, a joint venture with SBC Communications ("SBC"). Because we exercise influence over the financial and operating policies of Cingular, we use the equity method of accounting for this investment. Under the equity method of accounting, we record our proportionate share of Cingular's earnings in our consolidated statements of income. These earnings are included in the caption "Net earnings (losses) of equity affiliates."

The following table displays the summary financial information of Cingular. These amounts are shown on a 100 percent basis.

                                             December 31, 2004     June 30, 2005
    Balance Sheet Information:
    Current assets                               $  5,570            $  5,099
    Noncurrent assets                            $ 76,668            $ 75,336
    Current liabilities                          $  7,983            $  8,075
    Noncurrent liabilities                       $ 29,110            $ 27,272
    Minority interest                            $    609            $    526
    Members' capital                             $ 44,536            $ 44,562

                                For the Three Months          For the Six Months
                                   Ended June 30,               Ended June 30,
                                  2004         2005           2004         2005
                                  ----         ----           ----         ----
    Income Statement Information:
    Revenues                   $ 4,187      $ 8,609        $ 8,154      $16,838
    Operating income           $   671      $   504        $ 1,221      $   618
    Net income (loss)          $   339      $   147        $   554      $   (93)

As of June 30, 2005, our book investment exceeded our proportionate share of the net assets of Cingular by $456.

Advance

We have an advance to Cingular that, with interest, totaled $3,792 at December 31, 2004 and $3,671 at June 30, 2005. This advance earns an interest rate of 6.0 percent per annum and matures on June 30, 2008. During the six months ended June 30, 2005, Cingular repaid $121 on this advance.

Revolving Line of Credit

BellSouth and SBC provide unsubordinated short-term financing on a pro rata basis for Cingular's ordinary course of business cash requirements based upon Cingular's budget. Under the terms of the line of credit, Cingular's available cash (as defined), if any, is applied first to repay amounts loaned to Cingular under the line of credit. Remaining available cash is applied to the repayment of the advance described above. Borrowings bear interest at 1-Month LIBOR plus
0.05 percent payable monthly. The line of credit terminates on July 31, 2007. As of June 30, 2005, there were no amounts outstanding under the line of credit. The amounts outstanding, including interest, at December 31, 2004 were $668.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE E - INVESTMENTS AND ADVANCES TO CINGULAR (Continued)

Subsequent Event

On July 29, 2005, Cingular repaid an additional $788 on the advances. The majority of the funds used to make this payment arose from the July 2005 release of remaining net proceeds from the sale of network assets in January 2005, which had been held in a qualified trust. Cingular anticipates that it will be required to borrow funds under the revolving credit agreement to pay for their capital expenditures that were purchased as qualified replacement property under the like-kind exchange agreement.

Provision of Services

We also generate revenues from Cingular in the ordinary course of business for the provision of local interconnection services, long distance services, sales agency fees and customer billing and collection fees.

Interest and Revenue Earned from Cingular

                                For the Three Months          For the Six Months
                                   Ended June 30,               Ended June 30,
                                  2004         2005           2004         2005
                                  ----         ----           ----         ----
    Revenues                    $  129      $   160        $   246       $   334
    Interest income on advances $   56      $    57        $   113       $   116

Interest income on advances is offset by a like amount of interest expense recorded by Cingular and reported in our financial statements in the caption "Net earnings (losses) of equity affiliates."

Receivables and payables incurred in the ordinary course of business are recorded on our balance sheets as follows:

                                          December 31, 2004       June 30, 2005
                                          -----------------       -------------
   Receivable from Cingular                   $  56                   $78
   Payable to Cingular                        $  44                   $46

NOTE F - OTHER ASSETS

On May 13, 2005, we signed an agreement with Discount Investment Corp Ltd. ("Discount") to sell our 50 percent interest in Tele-Man Netherlands B.V. ("Tele-Man"), which holds a 69.5 percent interest in Cellcom Israel Ltd. ("Cellcom"), a cellular communications operator in Israel. Discount, which currently holds a 25 percent interest in Cellcom, has agreed to pay us $625 for our 50 percent stake in Tele-Man. Under the Tele-Man shareholders agreement, our partner has a right of first refusal to purchase BellSouth's interest at the same price and on the same terms and conditions offered by a third party. If this right is exercised, we are obligated to pay Discount an $18 "breakup fee", effectively reducing our proceeds from the sale to $607. Based on the net book value of our investment and the anticipated proceeds, we expect to record an after-tax gain of approximately $220 to $235. The sale is expected to close by the end of 2005.

Our book basis in the investment exceeds the tax basis by approximately $263. No US tax expense was previously recognized on income generated by the Israeli operations due to the essentially permanent duration of the investment. The agreement with Discount provides evidence that the temporary difference will reverse in the foreseeable future, and, accordingly, we will record a deferred tax liability of $92 in 2005, of which $46 was recognized in the second quarter of 2005. The remaining $46 will be recognized in the second half of 2005.

NOTE G - DEBT

On January 18, 2005, we redeemed $400 of 40-year, 6.75 percent debentures, due October 15, 2033. The redemption price was 103.33 percent of the principal amount, and resulted in recognition of a loss of $22, or $14 net of tax, which includes $9 associated with fully expensing remaining discount and deferred debt issuance costs.

On May 18, 2005, we redeemed $300 of 40-year, 7.625 percent debentures, due May 15, 2035. The redemption price was 103.66 percent of the principal amount, and resulted in the recognition of a loss of $20, or $12 net of tax, which includes $9 associated with fully expensing remaining discount and deferred debt issuance costs.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE H - WORKFORCE REDUCTION AND RESTRUCTURING

Based on declining volumes, increasing productivity, and changing skill requirements, we have periodically initiated workforce reductions and recorded charges for early termination benefits. We announced the termination of approximately 400 positions during the first half of 2005. Charges to earnings have been recognized in accordance with provisions of SFAS No. 112, "Employer's Accounting for Postemployment Benefits" (SFAS No. 112) and consisted primarily of cash severance and payroll taxes under pre-existing separation pay plans.

The following table summarizes activity associated with the workforce reduction and restructuring liability for the six months ended June 30, 2005:

   Balance at December 31, 2004           $ 25
   Accruals                                 18
   Cash Payments                           (24)
   Adjustments                              (3)
                                        -------
   Balance at June 30, 2005               $ 16
                                        =======

Adjustments to the accrual are due to estimated demographics being different than actual demographics of employees that separated from the Company.

NOTE I - EMPLOYEE BENEFITS PLANS

Substantially all of our employees are covered by noncontributory defined benefit pension plans, as well as postretirement health and life insurance welfare plans ("other benefits").

o The following details pension and postretirement benefit costs included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying Consolidated Statements of Income. Approximately 10 percent of these costs are capitalized to property, plant and equipment with labor related to network construction. We account for these costs in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Components of net periodic benefit costs were as follows for the periods shown:

                                Pension Benefits              Other Benefits
                              For the Three Months         For the Three Months
                                 Ended June 30,                Ended June 30,
                                2004         2005             2004          2005
                                ----         ----            ----          ----
Service cost                   $  44        $  51           $  12         $  30
Interest cost                    174          147             108           146
Expected return on plan assets  (329)        (320)            (80)          (84)
Amortizations:
  Unrecognized net obligation     --           --              18            18
  Unrecognized prior service
    cost                         (11)         (11)             40            57
  Unrecognized (gain) loss         1           --              24            25
                           ----------   ----------     ----------   -----------
Net periodic benefit cost
  (income)                     $(121)       $(133)          $ 122         $ 192
                           ----------   ----------     ----------   -----------

                                Pension Benefits              Other Benefits
                               For the Six Months           For the Six Months
                                 Ended June 30,               Ended June 30,
                                2004        2005            2004          2005
                                ----        ----            ----          ----
Service cost                   $  88       $ 103           $  23         $  61
Interest cost                    348         294             216           292
Expected return on plan assets  (659)       (642)           (160)         (168)
Amortizations:
  Unrecognized net obligation     --          --              43            36
  Unrecognized prior service
    cost                         (22)        (21)             93           113
  Unrecognized (gain) loss         3          --              45            51
                           ----------   ----------     ----------   -----------
Net periodic benefit cost
  (income)                     $(242)      $(266)          $ 260         $ 385
                           ----------   ----------     ----------   -----------

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE I - EMPLOYEE BENEFITS PLANS (Continued)

Employer Contributions

During the six months ended June 30, 2005, we made no contributions to our pension plans and anticipate no funding for the remainder of 2005. During the six months ended June 30, 2005, we contributed $231 to fund other benefits (primarily retiree medical) and expect to contribute approximately $150 to $200 of funding for other benefits during the remainder of 2005.

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

NOTE J - SEGMENT INFORMATION

We have three reportable operating segments: (1) Communications Group; (2) Domestic Wireless; and (3) Advertising and Publishing. We own an approximate 40 percent economic interest in Cingular Wireless, and share joint control of the venture with SBC. We account for the investment under the equity method. For management purposes we evaluate our domestic wireless segment based on our proportionate share of Cingular's results. Accordingly, results for our domestic wireless segment reflect the proportional consolidation of 40 percent of Cingular's results.

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

The following table provides information for each operating segment:

                                    For the Three Months     For the Six Months
                                       Ended June 30,          Ended June 30,
                                    --------------------    --------------------
                                       2004      2005          2004       2005
                                       ----      ----          ----       ----
  Communications Group
  External revenues                 $ 4,565   $ 4,598       $ 9,103     $ 9,191
  Intersegment revenues                  27        27            53          52
                                    -------   -------       -------     -------
      Total segment revenues          4,592     4,625         9,156       9,243
  Segment operating income            1,202     1,090         2,389       2,207
      Segment net income                715       660         1,412       1,324

  Domestic Wireless
  Total segment revenues            $ 1,675   $ 3,443       $ 3,262     $ 6,735
  Segment operating income              272       283           496         371
      Segment net income                 89        77           148          44

  Advertising and Publishing
  External revenues                 $   507   $   527       $   986     $ 1,015
  Intersegment revenues                   4         4             7           7
                                    -------   -------       --------    -------
      Total segment revenues            511       531           993       1,022
  Segment operating income              247       245           486         476
      Segment net income                150       154           297         295

RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION

                                    For the Three Months     For the Six Months
                                       Ended June 30,          Ended June 30,
                                    --------------------    --------------------
                                       2004      2005          2004       2005
                                       ----      ----          ----       ----
  Operating revenues
  Total reportable segments         $ 6,778   $ 8,599       $13,411     $17,000
  Cingular proportional
    consolidation                    (1,675)   (3,443)       (3,262)     (6,735)
  South Carolina settlement              --        --           (50)         --
  Corporate, eliminations and other     (20)      (14)          (40)        (32)
                                    -------   -------        -------    -------
  Total consolidated                $ 5,083   $ 5,142        $10,059    $10,233
                                    =======   =======        =======    =======

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE J - SEGMENT INFORMATION (Continued)

RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION (Continued)

                                    For the Three Months     For the Six Months
                                       Ended June 30,          Ended June 30,
                                    --------------------    --------------------
                                       2004      2005          2004       2005
                                       ----      ----          ----       ----
  Operating income
  Total reportable segments         $ 1,721   $ 1,618       $ 3,371     $ 3,054
  Cingular proportional
    consolidation                      (272)     (283)         (496)       (371)
  South Carolina settlement              --        --           (53)         --
  Severance charges                      (8)       --           (21)         --
  Corporate, eliminations and other       1        15            (1)         19
                                    -------   -------       -------     -------
  Total consolidated                $ 1,442   $ 1,350       $ 2,800     $ 2,702
                                    =======   =======       =======     =======


  Net Income
  Total reportable segments         $   954   $   891       $ 1,857     $ 1,663
  Net gain (loss) on sale of
    operations                           --        --           295          --
  South Carolina settlement              --        --           (33)         --
  Severance charges                      (6)       --           (14)         --
  Wireless merger integration costs      --       (42)           --         (63)
  Early extinguishment of debt           --       (12)           --         (26)
  Discontinued operations                57        --           506         381
  Corporate, eliminations and other      (9)      (42)          (16)        (96)
                                    -------   -------       -------     -------
  Total consolidated                $   996   $   795       $ 2,595     $ 1,859
                                    =======   =======       =======     =======

The Cingular proportional consolidation shown above represents the amount necessary to reconcile the proportional results of Cingular to GAAP results. Reconciling items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature.

NOTE K - OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) is comprised of the following components:

                                          December 31, 2004     June 30, 2005
                                         -------------------  -----------------
   Cumulative foreign currency
     translation adjustments                    $ (79)             $  (1)
   Minimum pension liability adjustment          (129)              (129)
   Net unrealized losses on derivatives           (12)                (1)
   Net unrealized gains (losses) on securities     63                 61
                                                ------             ------
                                                $(157)             $ (70)
                                                ------             ------
Accumulated other comprehensive income (loss) for our discontinued operations included in the amounts above was $(77) as of December 31, 2004 and zero as of June 30, 2005.

Total comprehensive income details are presented in the table below.

                                     For the Three Months     For the Six Months
                                       Ended June 30,          Ended June 30,
                                    --------------------    --------------------
                                       2004      2005          2004       2005
                                       ----      ----          ----       ----
    Net Income                        $ 996     $ 795       $ 2,595    $ 1,859
     Other comprehensive income,
       net of tax:
       Foreign currency translation:
         Adjustments                     (8)       (3)          105         10
         Sale of foreign entities        --        --           (13)        68
                                      ------    ------      --------   --------
                                         (8)       (3)           92         78
                                      ------    ------      --------   --------
       Deferred gains (losses)
         on derivatives:
         Deferred gains (losses)         19         4            20         11
         Reclassification adjustment
           for (gains) losses
           included in net income        --        --             3         --
                                      ------    ------      --------   --------
                                         19         4            23         11
                                      ------    ------      --------   --------
     Unrealized gains (losses) on
       securities:
         Unrealized holdings gains
           (losses)                     ( 1)        9             7         (1)
         Reclassification adjustment
           for (gains) losses
           included in net income         1        --             3         (1)
                                      ------    ------      --------   --------
                                         --         9            10         (2)
                                      ------    ------      --------   --------
    Other comprehensive income           11        10           125         87
                                      ------    ------      --------   --------
    Total comprehensive income      $ 1,007     $ 805       $ 2,720    $ 1,946
                                      ------    ------      --------   --------

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

REGULATORY MATTERS

In February 2005, the FCC released an order finding that certain prepaid card services of AT&T were telecommunications services. The FCC held that revenue from the services would accordingly be subject to the same universal service fund and switched access charges as were all other similarly situated telecommunications services. AT&T has estimated in a securities filing that it had "saved" approximately $160 in universal service fund contributions and $340 in access charges through use of the prepaid card services that were the subject of the FCC decision. We believe that some of the improperly avoided access charges should have been paid to us for the use of our network. AT&T has not provided information sufficient for us to reasonably estimate access charge payments we may be owed. In addition, AT&T has appealed the FCC decision. Accordingly, no revenue has been recognized with respect to this matter in our consolidated financial statements.

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

Securities and ERISA Claims

From August through October 2002, several individual shareholders filed substantially identical class action lawsuits against BellSouth and three of its senior officers alleging violations of the federal securities laws. The cases have been consolidated in the United States District Court for the Northern District of Georgia and are captioned In re BellSouth Securities Litigation. Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, the court has appointed a Lead Plaintiff. The Lead Plaintiff filed a Consolidated and Amended Class Action Complaint in July 2003 on behalf of two putative classes: (1) purchasers of BellSouth stock during the period November 7, 2000 through February 19, 2003 (the class period) for alleged violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and (2) participants in BellSouth's Direct Investment Plan during the class period for alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933. Four outside directors were named as additional defendants. The Consolidated and Amended Class Action Complaint alleged that during the class period the Company
(1) overstated the unbilled receivables balance of its Advertising and Publishing subsidiary; (2) failed to properly implement SAB 101 with regard to its recognition of Advertising and Publishing revenues; (3) improperly billed competitive local exchange carriers (CLEC) to inflate revenues; (4) failed to take a reserve for refunds that ultimately came due following litigation over late payment charges; and (5) failed to properly write down goodwill of its Latin American operations. On February 8, 2005, the district court dismissed the Exchange Act claims, except for those relating to the write down of Latin American goodwill. On that date, the district court also dismissed the Securities Act claims, except for those relating to the write down of Latin American goodwill, the allegations relating to unbilled receivables of the Company's Advertising and Publishing subsidiary, the implementation of SAB 101 regarding recognition of Advertising and Publishing revenues and alleged improper billing of CLECs. The plaintiffs are seeking an unspecified amount of damages, as well as attorneys' fees and costs. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

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

In September and October 2002, three substantially identical class action lawsuits were filed in the United States District Court for the Northern District of Georgia against BellSouth, its directors, three of its senior officers, and other individuals, alleging violations of the Employee Retirement Income Security Act (ERISA). The cases have been consolidated and on April 21, 2003, a Consolidated Complaint was filed. The plaintiffs, who seek to represent a putative class of participants and beneficiaries of BellSouth's 401(k) plans (the Plans), allege in the Consolidated Complaint that the company and the individual defendants breached their fiduciary duties in violation of ERISA, by among other things, (1) failing to provide accurate information to the Plans' participants and beneficiaries; (2) failing to ensure that the Plans' assets were invested properly; (3) failing to monitor the Plans' fiduciaries; (4) failing to disregard Plan directives that the defendants knew or should have known were imprudent and (5) failing to avoid conflicts of interest by hiring independent fiduciaries to make investment decisions. The plaintiffs are seeking an unspecified amount of damages, injunctive relief, attorneys' fees and costs. Certain underlying factual allegations regarding BellSouth's Advertising and Publishing subsidiary and its former Latin American operation are substantially similar to the allegations in the putative securities class action captioned In re BellSouth Securities Litigation, which is described above. At this time, the likely outcome of the cases cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

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

OTHER CLAIMS

We are subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. BellSouth Telecommunications, Inc. (BST) is also subject to claims attributable to pre-divestiture events, including environmental liabilities, rates and contracts. Certain contingent liabilities for pre-divestiture events are shared with AT&T Corp. While complete assurance cannot be given as to the outcome of these claims, we believe that any financial impact would not be material to our results of operations, financial position or cash flows.

Note M - Subsidiary Financial Information

We have fully and unconditionally guaranteed all of the outstanding debt securities of BellSouth Telecommunications, Inc. (BST), which is a 100 percent owned subsidiary of BellSouth. In accordance with SEC rules, we are providing the following condensed consolidating financial information. BST is listed separately because it has debt securities, registered with the SEC that we have guaranteed. The Other column represents all other wholly owned subsidiaries excluding BST and BST subsidiaries. The Adjustments column includes the necessary amounts to eliminate the intercompany balances and transactions between BST, Other and Parent and to consolidate wholly owned subsidiaries to reconcile to our consolidated financial information.

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE M - SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statements of Income

                                                                 For the Three Months Ended June 30, 2004
                                                  ------------------------------------------------------------------------------
                                                        BST             Other           Parent      Adjustments      Total
                                                  ------------------------------------------------------------------------------
Total operating revenues ........................  $    4,243       $    1,599        $     --      $   (759)     $  5,083
Total operating expenses ........................       3,691            1,121             (13)       (1,158)        3,641
                                                    -------------    -------------     -----------   -----------   ----------
Operating income ................................         552              478              13           399         1,442
Interest expense ................................         124                4             136           (53)          211
Equity in earnings ..............................         275              154             980        (1,258)          151
Other income (expense), net .....................           5               45              41           (18)           73
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations before
  income taxes...................................         708              673             898          (824)        1,455
Provision (benefit) for income taxes ............         157              241             (41)          159           516
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations................         551              432             939          (983)          939
Income (loss) from discontinued operations,
  net of tax ....................................          --               57              57           (57)           57
                                                    -------------    -------------     -----------   -----------   ----------
Net income (loss) ...............................  $      551       $      489        $    996      $ (1,040)     $    996
                                                    =============    =============     ===========   ===========   ==========


                                                                 For the Three Months Ended June 30, 2005
                                                  ------------------------------------------------------------------------------
                                                        BST             Other           Parent      Adjustments      Total
                                                  ------------------------------------------------------------------------------
Total operating revenues ........................  $    4,212       $    1,808        $     --      $   (878)     $  5,142
Total operating expenses ........................       3,778            1,314              (5)       (1,295)        3,792
                                                    -------------    -------------     -----------   -----------   ----------
Operating income ................................         434              494               5           417         1,350
Interest expense ................................         128                7             221           (71)          285
Equity in earnings ..............................         287               68             884        (1,171)           68
Other income (expense), net .....................         (12)              57              52           (41)           56
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations before
  income taxes ..................................         581              612              72          (724)        1,189
Provision (benefit) for income taxes ............          91              212             (75)          166           394
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations ...............         490              400             795          (890)          795
Income (loss) from discontinued operations,
  net of tax ....................................          --               --              --            --            --
                                                    -------------    -------------     -----------   -----------   ----------
Net income (loss) ...............................  $      490       $      400        $    795      $   (890)     $    795
                                                    =============    =============     ===========   ===========   ==========


                                                                  For the Six Months Ended June 30, 2004
                                                  ------------------------------------------------------------------------------
                                                        BST             Other           Parent      Adjustments      Total
                                                  ------------------------------------------------------------------------------
Total operating revenues ........................  $    8,431       $    3,116        $     --      $ (1,488)     $ 10,059
Total operating expenses ........................       7,334            2,195             (19)       (2,251)        7,259
                                                    -------------    -------------     -----------   -----------   ----------
Operating income ................................       1,097              921              19           763         2,800
Interest expense ................................         248               10             275          (107)          426
Equity in earnings ..............................         531              257           2,176        (2,709)          255
Other income (expense), net .....................           4              567              64           (36)          599
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations before
  income taxes ..................................       1,384            1,735           1,984        (1,875)        3,228
Provision (benefit) for income taxes ............         309              628            (105)          307         1,139
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations ...............       1,075            1,107           2,089        (2,182)        2,089
Income (loss) from discontinued operations,
  net of tax ....................................          --              506             506          (506)          506
                                                    -------------    -------------     -----------   -----------   ----------
Net income (loss) ...............................  $    1,075       $    1,613        $  2,595      $ (2,688)     $  2,595
                                                    =============    =============     ===========   ===========   ==========


                                                                   For the Six Months Ended June 30, 2005
                                                  ------------------------------------------------------------------------------
                                                        BST             Other           Parent      Adjustments      Total
                                                  ------------------------------------------------------------------------------
Total operating revenues ........................  $     8,402      $    3,519        $     --      $(1,688)      $10,233
Total operating expenses ........................        7,478           2,561               9       (2,517)        7,531
                                                    -------------    -------------     -----------   -----------   ----------
Operating income ................................          924             958              (9)         829         2,702
Interest expense ................................          246               7             446         (123)          576
Equity in earnings ..............................          563             (10)          1,675       (2,240)          (12)
Other income (expense), net .....................          (30)            105             109          (72)          112
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations before
  income taxes ..................................        1,211           1,046           1,329       (1,360)        2,226
Provision (benefit) for income taxes ............          212             360            (149)         325           748
                                                    -------------    -------------     -----------   -----------   ----------
Income from continuing operations ...............          999             686           1,478       (1,685)        1,478
Income (loss) from discontinued operations,
  net of tax ....................................           --             381             381         (381)          381
                                                    -------------    -------------     -----------   -----------   ----------
Net income (loss) ...............................  $       999      $    1,067        $  1,859      $(2,066)      $ 1,859
                                                    =============    =============     ===========   ===========   ==========

BELLSOUTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED) (Unaudited)

NOTE M - SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheets


                                               December 31, 2004                                     June 30, 2005



                                  BST      Other    Parent    Adjust-     Total       BST      Other    Parent    Adjust-    Total
                                                               ments                                               ments
ASSETS
Current assets:
Cash and cash equivalents .....   $   7    $  405   $   265     $   3    $   680     $   11   $    99   $   323     $  52   $   485
Short-term investments ........      --        --        16        --         16         --        --        --        --        --
Accounts receivable, net ......      75     1,005     2,918    (1,439)     2,559         56     1,354     3,081    (2,011)    2,480
Other current assets ..........     528     4,418       144    (3,714)     1,376        467       623        27       169     1,286
Assets of discontinued
  operations ..................      --     1,068        --        --      1,068         --        --        --        --        --


Total current assets ..........     610     6,896     3,343    (5,150)     5,699        534     2,076     3,431    (1,790)    4,251


Investments in and advances to
  Cingular ....................      --    21,232     1,539        --     22,771         --    21,201       751        --    21,952
Property, plant and equipment,
  net .........................  21,339       665         3        32     22,039     21,194       624         3        32    21,853
Deferred charges and other
  assets ......................   8,782       747    39,305   (41,434)     7,400      8,938       818    34,476   (36,491)    7,741
Intangible assets, net ........   1,072       391         9       115      1,587      1,034       383         8       104     1,529


Total assets ..................$ 31,803  $ 29,931  $ 44,199  $(46,437)  $ 59,496    $31,700   $25,102   $38,669  $(38,145)  $57,326


LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current liabilities:
Debt maturing within one year .$  3,016    $   15   $ 4,248   $(1,804)   $ 5,475     $ 4,010  $   158   $ 2,312  $ (3,187)  $ 3,293
Other current liabilities .....   3,941     1,165     4,905    (5,946)     4,065       4,045    1,415       238    (1,227)    4,471
Liabilities of discontinued
  operations...................      --       830        --        --        830          --       --        --        --        --


Total current liabilities .....   6,957     2,010     9,153    (7,750)    10,370       8,055    1,573     2,550    (4,414)    7,764


Long-term debt ................   3,704       107    11,874      (577)    15,108       2,971      103    11,875      (550)   14,399


Noncurrent liabilities:
Deferred income taxes .........   5,063     1,735      (490)      184      6,492       5,193    1,562      (391)      230     6,594
Other noncurrent liabilities ..   2,974       791       596        99      4,460       3,082      730       641       122     4,575


Total noncurrent liabilities ..   8,037     2,526       106       283     10,952       8,275    2,292       250       352    11,169


Shareholders' equity...........  13,105    25,288    23,066   (38,393)    23,066      12,399   21,134    23,994   (33,533)   23,994


Total liabilities and
  shareholders' equity ........ $31,803   $29,931   $44,199  $(46,437)   $59,496     $31,700  $25,102   $38,669  $(38,145)  $57,326



Condensed Consolidating Cash Flow Statements

                                                                     For the Six Months Ended June 30, 2004


                                                       BST            Other          Parent         Adjustments       Total

Cash flows from continuing operations:
  Cash flows from operating activities ........    $   3,020        $    78         $ 1,846        $  (1,147)      $ 3,797
  Cash flows from investing activities ........       (1,329)           188            (112)            (683)       (1,936)
  Cash flows from financing activities ........       (1,664)          (181)           (731)           1,750          (826)
Cash flows from discontinued operations .......           --           (185)             --               --          (185)

Net (decrease) increase in cash ...............   $       27        $  (100)        $ 1,003         $    (80)      $   850




                                                                     For the Six Months Ended June 30, 2005


                                                       BST            Other          Parent         Adjustments       Total

Cash flows from continuing operations:
  Cash flows from operating activities ........   $    3,945        $   724         $ 1,423         $ (2,272)       $ 3,820
  Cash flows from investing activities ........       (1,527)          (258)          1,311              527             53
  Cash flows from financing activities ........       (2,414)          (657)         (2,676)           1,794         (3,953)
Cash flows from discontinued operations .......           --           (115)             --               --           (115)

Net (decrease) increase in cash ...............   $        4      $    (306)        $    58         $     49        $  (195)


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

Overview

We are a Fortune 100 company with annual revenues of over $20 billion. Our core business is wireline communications and our largest customer segment is the retail consumer. We have a significant interest in wireless communications through our ownership of approximately 40 percent of Cingular Wireless (Cingular), the nation's largest wireless company based on number of customers. We also operate one of the largest directory advertising businesses in the United States. The great majority of our revenues are generated based on monthly recurring services.

We operate much of our business in one of the country's strongest regional economies, where the population is increasing, real income growth is outpacing the national average and a diverse mix of businesses require advanced information and communication technology solutions. The Southeast is a positive net migration region, with net migration averaging almost 500 thousand annually. The region's real income is expected to grow 10 percent to 15 percent faster than the national average in the next five years.

INDUSTRY DYNAMICS

The communications industry has experienced a very difficult period of contraction brought on by over-investment in the late 1990s that created significant excess capacity with many companies competing for the same business. Demand in the traditional voice business has been negatively impacted by the proliferation of wireless services led by one-rate pricing plans that include a large bucket of minutes and free roaming and long-distance, the popularity of e-mail and instant messaging, and technological advances such as cable and DSL that obviate the need for additional telephone lines. After a period of significant growth in the 1990s, access lines, a key driver of our business, have declined steadily since 2001.

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

In February 2005, the FCC released its Triennial Review Remand Order (TRRO), which effectively eliminated unbundled network element--platform (UNE-P) on a nationwide basis (following a one-year transition period) and provided limited unbundling relief on high-capacity loops and transport where certain competitive thresholds had been met. The TRRO became effective on March 11, 2005. In response to this decision as well as previous findings of the FCC and the courts, BellSouth has entered into commercial agreements with over 150 competitors for services that replace UNE-P at negotiated rates. In addition, the FCC is reviewing other regulations that impact our business, including: the TELRIC methodology that underpins UNE pricing rules for remaining UNEs; intercarrier compensation and access charge reform; and regulation of Voice over Internet Protocol (VoIP).

We also obtained some broadband freedom through an FCC decision not to require unbundling of installations that bring fiber optic technology within 500 feet of a customer's premises. At the end of the second quarter of 2005, we had more than 5.4 million miles of fiber, a more than 10 percent increase from June 30, 2004, and had deployed fiber-to-the-curb facilities to 1.1 million homes.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

In June 2005, the Supreme Court decided the "Brand X" case, reversing a 9th U.S. Circuit Court of Appeals ruling that had vacated an earlier FCC ruling. The FCC had ruled that cable modem service is an information service and is not subject to the rules and regulations imposed on telecommunications services. BellSouth was an intervener in support of the FCC's ruling. We believe the Supreme Court's decision permits the FCC to reduce the regulatory burdens on our DSL services that compete with cable modem service, and we have urged the FCC to act on our pending requests for relief from those burdens. Relief would provide greater competitive choice for customers and would permit us to better respond to market demand for broadband services.

In May and June 2005, several states approved legislation that will reduce regulation of our services. In May, Alabama approved a bill that will substantially decrease that state's regulation of our traditional phone services. The Alabama bill will become effective during a transition that extends into the first quarter of 2007. Also in May, a Tennessee deregulation bill that became effective in June removed commission regulation of bundles of BellSouth's products or services. This relief also eliminated the tariff process for new or existing bundles such as Complete Choice(R), BellSouth Answers(R) bundles and the majority of special contracts. In June, Florida approved legislation removing regulation of broadband, VoIP, wireless and intrastate toll services, and North Carolina approved legislation that eliminated regulation of broadband services.

Despite these successes, our wireline business remains more regulated than competing businesses that use cable or wireless technologies. We will accordingly continue to encourage regulatory reform in every appropriate forum.

ACQUISITIONS AND DISPOSITIONS

In May 2005, we agreed to sell our 34.75 percent interest in Cellcom, a cellular communications operator in Israel and our last significant international investment. The sale is expected to close by the end of 2005.

In October 2004, Cingular completed its previously announced acquisition of AT&T Wireless. Since the closing, Cingular has seen success in the marketplace, gaining over 3.9 million new customers. Its new advertising campaigns combined with improvements in customer service and network coverage are driving customer loyalty and growth. Customer churn has reduced appreciably, integration efforts are well underway and cost synergies are contributing to margin expansion. This acquisition substantially increases BellSouth's participation in the domestic wireless industry, bringing wireless to 40 percent of our proportional revenues including Cingular.

In March 2004, we signed an agreement with Telefonica Moviles, S.A., the wireless affiliate of Telefonica, S.A., to sell all of our interests in our Latin American operations. The sale was completed in the first quarter of 2005 and the proceeds were used to reduce debt associated with Cingular's purchase of AT&T Wireless.

HIGHLIGHTS AND OUTLOOK

Consolidated revenue growth, which does not include our share of Cingular, is being driven by long distance and DSL services. We added approximately 301,000 net long distance customers in the second quarter of 2005 to total almost 6.8 million at June 30, 2005, while net DSL subscriber additions of 124,000 brought our total to over 2.4 million at June 30, 2005. Access lines continued to decline during the second quarter of 2005 with retail access lines down 201,000, which included positive business line growth of 2,000. Wholesale access lines were down 294,000 compared to year-end 2004.

Our cost structure is heavily weighted towards labor and fixed asset related costs. In order to sustain margins, we have to adjust our workforce as market share of access lines shifts. Since the beginning of 2001, we have reduced our domestic workforce by almost 18,000 employees, or 22 percent. Maintaining current operating margin levels going forward will be challenging as competition intensifies and we are forced to achieve continued increases in productivity. This challenge was evident during the first half of 2005 as margins were down 140 basis points from the first half of 2004. While there have been some encouraging developments on the regulatory front, there will be other events such as increasing healthcare costs, continued loss of lines to wireless substitution and the roll-out of VoIP telephony by cable providers that are likely to continue to put pressure on margins.

Operating cash flow from continuing operations of $3,820 in the first half of 2005 was $23 higher than the same period in 2004. Capital expenditures were $1,579 in the first half of 2005 and $1,366 in the first half of 2004. The increase was driven by investment in broadband infrastructure. In the next two years, operating cash flow will be negatively impacted by higher cash taxes as we see a reversal of the benefit derived in recent years associated with legislated tax incentives that provided for accelerated depreciation deductions that expired at the end of 2004.

Cingular Wireless

Cingular Wireless added 1.1 million net customers in the second quarter of 2005, bringing its nationwide customer base to 51.6 million customers. Customer churn was steady at 2.2 percent in the second quarter of 2005. Compared to the same period last year, revenue growth on a pro forma basis exceeded 5 percent in the second quarter driven by subscriber growth and partially offset by a decline in pro forma average revenue per user. Operating margins improved in the quarter compared to the first quarter of 2005 due primarily to improved revenue growth, lower gross customer additions and customer upgrades and workforce reductions associated with merger synergies.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

--------------------------------------------------------------------------------
Consolidated Results of Operations
--------------------------------------------------------------------------------

Key financial and operating data for the three and six months ended June 30, 2004 and 2005 are set forth below. All references to earnings per share are on a diluted basis. The discussion of consolidated results should be read in conjunction with the discussion of results by segment directly following this section.

Following generally accepted accounting principles (GAAP), our financial statements reflect results for the Latin American operations as Discontinued Operations. The operational results and the gain associated with the sale of the Latin American businesses are presented on one line item in the income statement.

                                                           For the Three Months                  For the Six Months
                                                              Ended June 30,         Percent       Ended June 30,         Percent
-------------------------------------------------------- ------------------------ ----------- ------------------------ -----------
                                                             2004         2005       Change       2004         2005       Change
-------------------------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
Results of operations:
-------------------------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
Operating revenues                                           $ 5,083      $5,142        1.2%     $ 10,059     $10,233      1.7%
Operating expenses
  Cost of services and products                                1,789       1,925        7.6%        3,587       3,845      7.2%
  Selling, general, and administrative expenses                  938         951        1.4%        1,860       1,852     -0.4%
  Depreciation and amortization                                  914         916        0.2%        1,812       1,834      1.2%
                                                               -----       -----                    -----       -----
    Total operating expenses                                   3,641       3,792        4.1%        7,259       7,531      3.7%
Operating income                                               1,442       1,350       -6.4%        2,800       2,702     -3.5%
Interest Expense                                                 211         285       35.1%          426         576     35.2%
Net (losses) earnings of equity affiliates                       151          68      -55.0%          255         (12)        *
Gain (loss) on sale of operations                                 --          --        0.0%          462          --         *
Other income (expense), net                                       73          56      -23.3%          137         112    -18.2%
                                                               -----       -----                    -----       -----
Income from continuing operations before income taxes          1,455       1,189      -18.3%        3,228       2,226    -31.0%
Provision for income taxes                                       516         394      -23.6%        1,139         748    -34.3%
                                                               -----       -----                    -----       -----
Income from continuing operations                                939         795      -15.3%        2,089       1,478    -29.2%
Income (loss) from discontinued operations, net of tax            57          --     -100.0%          506         381    -24.7%
                                                               -----       -----                  -------      ------
Net (loss) income                                              $ 996       $ 795      -20.2%       $2,595      $1,859    -28.4%
                                                               =====       =====                  =======      ======
*  Not meaningful

Operating Revenues

Consolidated operating revenues increased $59 in the second quarter of 2005 and $174 year-to-date compared to the same periods of 2004. Communications Group revenues increased $33 in the second quarter of 2005 and $138 year-to-date compared to the prior year periods reflecting growth in DSL and long distance products partially offset by the impact of revenue declines associated with competitive line losses and related pricing pressures. Revenues from DSL and long distance together increased $154 in the second quarter of 2005 and $371 year-to-date compared to the same periods of 2004. Revenue trends are discussed in more detail in the Communications Group and Advertising and Publishing Group segment results sections.

Operating Expenses

Total operating expenses increased $151 in the second quarter of 2005 and $272 year-to-date compared to the same periods of the prior year. These increases, primarily driven by increased labor costs of $102 in the second quarter and $186 year-to-date, include higher expense associated with pension and postretirement benefit plans as well as overtime costs related to inclement weather and DSL demand. As a result of the agreement with the Communications Workers of America
(CWA) in the third quarter of 2004, the increase in contractual limits of the company-funded portion of retiree medical costs (referred to as caps) created a substantive plan that is uncapped and resulted in a significant increase in the benefit obligation. This obligation is currently being recognized over the remaining years of future service to full eligibility of active plan participants. Accordingly, current period and year-to-date expense is higher than the corresponding prior year periods in which the benefit obligation was treated as a capped plan. The impact of workforce reductions was substantially offset by annual wage increases.

Cost of goods sold increased $52 in the second quarter and $89 year-to-date compared to the same periods of 2004, primarily driven by higher volumes in long distance services. Universal Service Fund contributions in the second quarter and year-to-date increased $29 and $68 respectively, from the same periods in 2004. This is due to increases in fund contribution rates and a higher assessment base driven by growth in DSL and long distance. Additionally, the 2005 year-to-date increase in Universal Service Fund contributions is related to a one-time true up of prior years' expense. Advertising costs were $21 lower in the second quarter of 2005 and year-to-date compared to the same periods last year due to specific 2004 campaigns. Uncollectible expense was $30 lower year-to-date compared to the same period in 2004

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

due to improved economic conditions. Access fees declined $22 year-to-date compared to the same period last year due to lower volumes. Operating expense trends are discussed in more detail in the Communications Group and Advertising and Publishing Group segment results sections.

Interest Expense

                                  For the Three Months      For the Six Months
                                     Ended June 30,           Ended June 30,
                                 ----------------------   ----------------------
                                  2004    2005   Change    2004    2005   Change
                                 ------  ------ -------   ------  ------ -------
     Interest expense - debt     $ 195   $ 260    $ 65    $ 395   $ 523    $ 128
     Interest expense - other       16      25       9       31      53       22
                                 ------  ------   -----   ------  ------   -----
     Total interest              $ 211   $ 285    $ 74    $ 426   $ 576    $ 150

     Average debt balances      $13,309 $18,310  $5,001  $13,348 $18,953  $5,605
     Effective rate               5.9%     5.7%  -20 bps   5.9%     5.5% -40 bps

Interest expense associated with interest-bearing debt was higher in the second quarter and year-to-date periods of 2005 as compared to the same periods in the prior year reflecting higher average debt balances due to higher incremental borrowings associated with our equity contributions to Cingular to fund its acquisition of AT&T Wireless. The impact of the higher balances was partially offset by savings associated with interest rate swaps and refinancing higher-rate debt with lower-rate debt. The increase in interest expense-other relates primarily to the reversal of interest accruals in the prior year related to tax contingencies based on audit settlements.

Net earnings (losses) of equity affiliates

                                  For the Three Months      For the Six Months
                                     Ended June 30,           Ended June 30,
                                 ----------------------   ----------------------
                                  2004    2005   Change    2004    2005   Change
                                 ------  ------ -------   ------  ------ -------
     Cingular                    $ 141   $  58    $(83)   $ 236   $ (36)  $(272)
     Other equity investees         10      10      --       19      24       5
                                 ------  ------   -----   ------  ------   -----
     Total                       $ 151   $  68    $(83)   $ 255   $ (12)  $(267)

Earnings from Cingular in second quarter and year-to-date 2005 were lower compared to the same periods in the prior year primarily due to significant growth in customers and the costs related to that growth, as well as impacts from the AT&T Wireless acquisition, which included integration costs. In addition, depreciation expense was higher in both periods of 2005 driven by increased capital investments and a reduction in the remaining useful life of TDMA assets.

Gain (loss) on sale of operations

Gain on sale of operations in the year-to-date period in 2004 related to the sale of our interest in Danish wireless provider, Sonofon, for 3.68 billion Danish Kroner to Telenor ASA. As a result of the sale, we recorded a gain of $462, or $295 net of tax, which included the recognition of cumulative foreign currency translation gains of $13.

Other income (expense), net

                                  For the Three Months      For the Six Months
                                     Ended June 30,           Ended June 30,
                                 ----------------------   ----------------------
                                  2004    2005   Change    2004    2005   Change
                                 ------  ------ -------   ------  ------ -------
     Interest income             $  70   $  63    $ (7)   $ 139   $ 126  $ (13)
     Loss on early extinguishment
       of debt                      --     (20)    (20)      --     (42)   (42)
     Other, net                      3      13      10       (2)     28     30
                                 ------  ------   -----   ------  ------   -----
     Total Other Income
       (Expense), net            $  73   $  56    $(17)   $ 137   $ 112  $ (25)

Other, net in the second quarter and year-to-date 2005 periods is primarily comprised of gains on sales of assets.

Provision for income taxes

                                 For the Three Months      For the Six Months
                                    Ended June 30,           Ended June 30,
                                -----------------------  -----------------------
                                 2004    2005   Change    2004    2005   Change
                                ------  ------ --------  ------  ------ --------

     Provision for income taxes $ 516   $ 394  $ (122)   $1,139   $748  $ (391)
     Effective tax rate         35.5%   33.1%  -240 bps  35.3%    33.6% -170 bps
                                ------  ------ --------  ------  ------ --------

The lower rate in both periods of 2005 was impacted by release of a valuation allowance recorded against available capital loss carry forwards and a change in state income tax rates. These benefits were partially offset by recognition of a

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

deferred tax liability for the excess of book basis over tax basis in Cellcom. The release of the valuation allowance in second quarter 2005 is due primarily to the expected capital gain on the sale of Cellcom, our cellular investment in Israel.

Income (loss) from discontinued operations, net of tax

In the first quarter of 2005, we sold the final two of the ten Latin American properties, which resulted in a $390 gain, net of tax. The second quarter 2004 income includes results from operations of all ten Latin American properties. Income from discontinued operations, net of tax for the year-to-date period in 2004 includes a $416 tax benefit related to excess tax basis over book basis in our Latin American investments.

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

--------------------------------------------------------------------------------
Communications Group
--------------------------------------------------------------------------------

The Communications Group includes our core domestic businesses including: all domestic wireline voice, data, broadband, long distance, Internet services and advanced voice features. The Communications Group provides these services to an array of customers, including residential, business and wholesale. Beginning in the first quarter of 2005, we began to include various corporate entities, the largest of which is the Information Technology Group, in the Communications Group segment for financial reporting purposes. These entities previously billed their costs to the Communications Group. This change simplifies management reporting, is principally timing in nature and does not affect the consolidated financial statements. Prior period segment operating results were recast to reflect the reporting change.

During second quarter 2005, the Communications Group continued to emphasize interLATA long distance and FastAccess(R) DSL, encouraging customers to purchase packages containing multiple telecommunications services. We also continued to experience retail access line market share loss due to competition and technology substitution, and we expect these overall trends to continue during the remainder of 2005.

                                                        For the Three Months                  For the Six Months
                                                            Ended June 30,        Percent       Ended June 30,         Percent
 --------------------------------------------------------------------------------------------------------------------------------
                                                          2004        2005        Change       2004        2005        Change
 --------------------------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------------------------
 Segment operating revenues:
   Voice                                                   $3,154      $3,155         0.0%     $ 6,323      $6,309        -0.2%
   Data                                                     1,115       1,165         4.5%       2,206       2,325         5.4%
   Other                                                      323         305        -5.6%         627         609        -2.9%
                                                            -----       -----                    -----       -----
        Total segment operating revenues                    4,592       4,625         0.7%       9,156       9,243         1.0%
 Segment operating expenses:
    Cost of services and products                           1,724       1,850         7.3%       3,465       3,703         6.9%
    Selling, general, and administrative expenses             758         775         2.2%       1,503       1,513         0.7%
    Depreciation and amortization                             908         910         0.2%       1,799       1,820         1.2%
                                                            -----       -----                    -----       -----
        Total segment operating expenses                    3,390       3,535         4.3%       6,767       7,036         4.0%
 Segment operating income                                   1,202       1,090        -9.3%       2,389       2,207        -7.6%
 --------------------------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------------------------
 Segment net income                                         $ 715        $660        -7.7%      $1,412      $1,324        -6.2%
 --------------------------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------------------------

 Segment net income including unusual items                 $ 710        $648        -8.7%      $1,365      $1,298        -4.9%


(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

                                                        For the Three Months                  For the Six Months
                                                           Ended June 30,         Percent       Ended June 30,         Percent
 --------------------------------------------------------------------------------------------------------------------------------
                                                          2004        2005        Change       2004        2005        Change
 --------------------------------------------------------------------------------------------------------------------------------
 Key Indicators (000s except where noted)
 --------------------------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------------------------

  Switched access lines(1):
     Residence Retail:
          Primary                                                                               11,876      11,595        -2.4%
          Additional                                                                             1,447       1,257       -13.1%
                                                                                                 -----       -----
     Total Retail Residence                                                                     13,323      12,852        -3.5%
     Residential Wholesale:
          Resale                                                                                   127         151        18.9%
          UNE-P                                                                                  2,149       1,689       -21.4%
                                                                                                 -----       -----
     Total Wholesale Residence                                                                   2,276       1,840       -19.2%
                                                                                                 -----       -----
       Total Residence                                                                          15,599      14,692        -5.8%

     Business Retail                                                                             5,282       5,253        -0.5%
     Business Wholesale

          Resale                                                                                    63          59        -6.3%
          UNE-P                                                                                    740         700        -5.4%
                                                                                                   ---         ---
      Total Wholesale Business                                                                     803         759        -5.5%

     Total Business                                                                              6,085       6,012        -1.2%

     Other Retail/Wholesale Lines (primarily payphones)                                            102          96        -5.9%
                                                                                                   ---          --

     Total Switched Access Lines                                                                21,786      20,800        -4.5%

 DSL customers (retail and wholesale)                                                            1,738       2,473        42.3%
 Retail long distance customers                                                                  5,131       6,771        32.0%

 Switched access and local minutes of use (millions)       17,755      15,617       -12.0%      36,474      31,768       -12.9%
 Retail long distance minutes of use (millions)             4,998       6,301        26.1%       9,572      12,312        28.6%
                                                            -----       -----                    -----      ------
Total access minutes of use (millions)                     22,753      21,918        -3.7%      46,046      44,080        -4.3%

Capital expenditures                                        $ 726       $ 826        13.8%      $1,352      $1,568        16.0%
 --------------------------------------------------------------------------------------------------------------------------------

 (1) Prior period operating data are often revised at later dates to reflect updated information. The above information reflects the latest data available for the periods indicated.



Segment operating revenues

In the second quarter of 2005, revenue growth from long distance, DSL and small business access line gains effectively offset revenue declines from residential access line loss and large business services. Growth in Consumer long distance and DSL revenue was partially offset by retail residential access line losses, resulting in a 2.5 percent year-over-year increase in Consumer revenue. Revenue for our small business unit increased 6.2 percent in the second quarter of 2005 compared to the same period in 2004 driven by increased penetration of long distance and DSL and customer reacquisition and retention programs. Revenue for our large business segment decreased 2.0 percent in the second quarter of 2005 compared to the same period last year. Revenue growth in complex long distance services were overshadowed by competitive pricing pressure and access line losses. Wholesale revenue decreased 0.2 percent in the second quarter of 2005 compared to the same period in the prior year as revenue declines in transport services sold to inter-exchange carriers and switched access were nearly offset by growth in wireless transport and UNE-P revenue.

Voice

Voice revenues remained relatively flat in the second quarter of 2005 and decreased $14 year-to-date when compared to the same periods in 2004. Total switched access lines declined 986,000, or 4.5 percent, year over year. The access line decline was the result of continued share loss, wireless and broadband technology substitution and, to a much lesser extent, access line losses to cable providers.

Wholesale lines, which consist primarily of UNE-P lines, totaled over 2.6 million at June 30, 2005, down 475,000 lines year over year. As discussed under the heading "Overview" above, the FCC recently abolished unbundled local switching, the key component of UNE-P. As a result, we have reached commercial agreements with more than 150 of our competitor-customers, placing more than 60 percent of our UNE-P lines under contract at negotiated rates. We believe the change in the regulatory environment influenced the loss of UNE-P lines.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

In efforts to combat share loss, we continue to grow our package services. BellSouth Answers(R) is our signature residential package offering, which combines various wireline, wireless, Internet services and/or DIRECTV(R) digital satellite television services. The package combines the Complete Choice calling plan of local service and multiple convenience calling features with BellSouth Long Distance, BellSouth(R) FastAccess(R) DSL or dial-up Internet, and Cingular Wireless services. During 2004, we began offering DIRECTV(R) digital satellite television service through all sales channels as part of the BellSouth Answers(R) portfolio. This agency relationship with DIRECTV(R) provides us with a key competitive product with insignificant cost or capital requirements. We ended second quarter 2005 with 4.8 million residential packages, representing a 42 percent penetration of our retail primary line residence base. As of June 30, 2005, over 85 percent of Answers customers have long distance in their package and almost 45 percent have either DSL or BellSouth dial-up Internet.

Long distance voice revenue increased $96 in second quarter 2005 and increased $235 year-to-date when compared to the same periods in 2004, driven primarily by growth in interLATA and wireless long distance. InterLATA retail revenues increased $93 in the second quarter and $218 year-to-date reflecting continued large market share gains driven by marketing efforts and the BellSouth Unlimited Long Distance Plans. Included in this increase is $8 for the quarter and $17 year-to-date related to growth in our long distance offerings in complex business. At June 30, 2005, we had nearly 6.8 million retail long distance customers and a mass-market penetration rate of over 53 percent of our retail customer base.

Switched access revenues were relatively flat in second quarter 2005 and decreased $8 year-to-date when compared to the same periods in 2004 due to declines in volumes. Our entry into interLATA long distance shifted switched access minutes from other carriers to our service, resulting in a transfer from wholesale switched access revenues to retail long distance revenue. Excluding our retail long distance traffic, switched access and local minutes of use decreased 12.0 percent in the second quarter and decreased 12.9 percent year-to-date when compared to the same periods in 2004. The decrease is due to access line losses and alternative communications services, primarily wireless and e-mail.

Data

Data revenues increased $50 in second quarter 2005 and $119 year-to-date when compared to the same periods in 2004. Data revenues were driven by strong growth from the sale of BellSouth(R) FastAccess(R) DSL service partially offset by decreases in revenue from other data products. Combined wholesale and retail DSL revenues of $287 in the quarter and $580 year-to-date were up $53 and $132, respectively, when compared to the same periods in 2004 due primarily to a larger customer base partially offset by lower average revenue per user (ARPU). As of June 30, 2005, we had nearly 2.5 million DSL customers, an increase of 735,000 customers compared to June 30, 2004. Included in the data revenue increase is $18 for the quarter and $38 year-to-date related to growth in our long distance offerings in complex business.

Retail data services grew 11.7 percent in second quarter 2005 and remained relatively flat year-to-date when compared to the same periods in 2004 driven primarily by the growth from the sale of FastAccess(R) DSL service. BellSouth provides tiered DSL speeds and associated pricing to meet a broad range of customer needs. BellSouth(R) FastAccess(R) DSL Ultra runs at downstream connection speeds of up to 1.5 megabits. For customers who want higher speeds, the Company offers BellSouth(R) FastAccess(R) DSL Xtreme, delivering downstream speeds of up to 3.0 megabits and upload speeds of up to 384 kilobits. The Company also offers a lower speed version - BellSouth(R) FastAccess(R) DSL Lite
- that runs at downstream speeds of up to 256 kilobits. DSL net customer additions of 124,000 in the second quarter of 2005 represented a decline from prior quarters due in part to seasonality. Lower net additions also reflected the impact of changes in market promotions to direct customers toward higher speeds of service. During the second quarter of 2005, new residential FastAccess(R) DSL customers could receive for the first three months a $23 discount on FastAccess(R) Ultra or a $15 discount on FastAccess(R) DSL Xtreme with purchase of the BellSouth(R) Complete Choice plan and BellSouth(R) Unlimited long distance. Revenue from other retail data products was flat for second quarter and year-to-date 2005 when compared to the same periods in 2004.

Revenues from the sale of wholesale data transport services and wholesale DSL to other communications providers, including long distance companies and CLECs, declined 3.9 percent in the second quarter of 2005 and declined 3.2 percent when compared to the same periods in 2004. The decrease was due to declines in data transport sold to inter-exchange carriers that were partially offset by revenue growth in transport sold to wireless carriers.

Other

Other revenues decreased $18 in second quarter and year-to-date 2005 when compared to the same periods in 2004 reflecting a decline in revenues from wholesale long distance due to lower volumes.

Segment operating expenses

Cost of services and products

Cost of services and products of $1,850 in second quarter 2005 and $3,703 year-to-date increased $126 and $238, respectively, from the same periods in 2004. The second quarter increase included $42 in labor due primarily to increases

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

in retiree medical costs, overtime costs related to inclement weather and annual wage increases, offset by workforce reductions; $29 related to Universal Service Fund contributions related to increases in fund contribution rates and a higher assessment base driven by growth in DSL and long distance; and $52 in costs of goods sold principally driven by higher volumes in long distance services.

The year-to-date increase included $91 in labor due primarily to increases in retiree medical costs, overtime costs related to inclement weather and DSL demand, and annual wage increases, partially offset by workforce reductions; $68 related to Universal Service Fund contributions related to a one-time true up of prior years' expense, increases in fund contribution rates and a higher assessment base driven by growth in DSL and long distance; $89 in costs of goods sold principally driven by higher volumes in long distance services; and $32 in materials and supplies driven primarily by DSL modem cost associated with customer growth, hurricane costs and increased fuel costs. These increases were partially offset by a $22 decline in access fees due to lower volumes and a $16 decline in contract services due to specific 2004 process improvement initiatives, partially offset by 2005 information technology platform initiatives, fleet and plug-in repair volumes and inclement weather.

Selling, general, and administrative expenses

Selling, general, and administrative expenses of $775 in second quarter 2005 and $1,513 year-to-date increased $17 and $10 respectively, from the same periods in 2004. The second quarter increase reflects an increase of $39 in labor costs driven by retiree medical benefits and annual wage increases and a $10 increase in uncollectibles related to increased 2004 reserve write downs, offset by $21 lower advertising due to specific 2004 campaigns.

The year-to-date increase reflects an increase of $56 in labor costs driven by incremental retiree medical benefits, overtime costs associated with the Fair Labor Standards Act, and annual wage increases, $14 increase in contract services related to information technology platform initiatives offset by $21 lower advertising due to specific 2004 campaigns, and $17 lower uncollectibles expense driven by improved economic conditions.

Depreciation and amortization

Depreciation and amortization expense increased $2 during second quarter 2005 and $21 year-to-date when compared to the same periods in 2004 reflecting increased capital spending, partially offset by reduced depreciation rates under the group life method of depreciation.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's net income consisted of the following: for second quarter 2005, unusual items of $12 for the early extinguishment of debt; for year-to-date 2005 unusual items of $26 for the early extinguishment of debt; for second quarter 2004, unusual items of $5 for severance; for year-to-date 2004, unusual items of $47 for the South Carolina regulatory settlement and severance.

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

On October 26, 2004, Cingular completed the acquisition of AT&T Wireless, creating the largest wireless carrier in the United States based on revenues and number of customers. The wireless industry continued its strong growth trajectory during the second quarter of 2005. Despite continued industry consolidation, competition continues to be intense among the current five national competitors, their affiliates and the smaller regional carriers. On a pro forma basis, Cingular's average revenue per user (ARPU) declined 5.6 percent from second quarter 2004 to second quarter 2005, driven primarily by lower revenue derived from voice services partially offset by increased data-related revenues. Data revenue played an increasingly important role in revenue composition in 2004 and early 2005, and those impacts are expected to increase through the remainder of 2005.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

                                                          For the Three Months                 For the Six Months
                                                              Ended June 30,       Percent       Ended June 30,         Percent
 ---------------------------------------------------------------------------------------------------------------------------------
                                                            2004        2005       Change        2004        2005       Change
 ---------------------------------------------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------------------------------------------
 Segment operating revenues:
    Service revenues                                         $1,534      $3,087      101.2%       $2,967      $6,055      104.1%
    Equipment revenues                                          141         356      152.5%          295         680      130.5%
                                                                ---         ---                      ---         ---
        Total segment operating revenues                      1,675       3,443      105.6%        3,262       6,735      106.5%
 Segment operating expenses:
    Cost of services and products                               592       1,401      136.7%        1,186       2,776      134.1%
    Selling, general, and administrative expenses               585       1,151       96.8%        1,133       2,310      103.9%
    Depreciation and amortization                               226         608      169.0%          447       1,278      185.9%
                                                                ---         ---                      ---         ---
        Total segment operating expenses                      1,403       3,160      125.2%        2,766       6,364      130.1%
 Segment operating income                                       272         283        4.0%          496         371      -25.2%
 ---------------------------------------------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------------------------------------------
 Segment net income (loss)                                     $ 89        $ 77      -13.5%        $ 148       $  44      -70.3%
 ---------------------------------------------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------------------------------------------

 Segment net income (loss) including unusual items             $ 89        $ 35      -60.7%        $ 148       $ (19)     -112.8%


 Key Indicators (100% Cingular):
 ---------------------------------------------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------------------------------------------
 Cellular/PCS Customers (000s)                                                                    25,044      51,596      106.0%
 Wireless service average monthly revenue per customer
      - Cellular/PCS                                        $ 50.75      $50.43       -0.6%       $49.54      $50.01        0.9%
 Capital Expenditures                                         $ 783     $ 2,188      179.4%      $ 1,117     $ 3,159      182.8%
 ---------------------------------------------------------------------------------------------------------------------------------

Segment operating revenues

During the second quarter 2005, Cingular had net additions of 1.1 million customers, bringing year-to-date net additions to 2.5 million and resulting in
51.6 million cellular/PCS customers on June 30, 2005. This represents a growth of 26.6 million in Cingular's cellular/PCS customer base since June 30, 2004, including approximately 22 million customers Cingular assumed in its acquisition of AT&T Wireless. Postpaid gross additions were 79 percent of all gross additions in second quarter 2005, up from 78 percent in second quarter 2004.

For both the second quarter and year-to-date 2005, the cellular/PCS churn rate was 2.2 percent, down from 2.7 percent for both periods in the corresponding period of the prior year. Approximately 10 basis points of the reduction in Cingular's overall churn rate quarter-over-quarter resulted from operational improvement. Partially offsetting this decline was an increase in the churn rate among Cingular's legacy prepaid customers. The remaining reduction in churn is attributable to Cingular's adoption of a new reseller churn calculation methodology that is more comparable with its major competitors and changes to conform churn calculation methodologies of Cingular and AT&T Wireless.

Segment operating revenues, consisting of service revenue and equipment sales, increased $1,768 in the second quarter 2005 and $3,473 year-to-date, when compared with the same periods of 2004. The increase in both periods is primarily a result of the increased revenues associated with Cingular's acquisition of AT&T Wireless in fourth quarter 2004. The growth in service revenue of $1,553 during the second quarter and $3,088 year-to-date was primarily the result of increased revenues driven by growth in the average number of customers, including the 22 million customers acquired in the AT&T Wireless transaction. Increases in data revenues also favorably impacted total service revenues. The $195 and $368 increase in data revenues for the second quarter and year-to-date periods, respectively, as compared to the prior year periods were driven by increased data service penetration and usage of SMS short messaging and other data services by Cingular's cellular/PCS customers, including those data customers assumed with the AT&T Wireless acquisition. Partially offsetting these increases was the loss of revenues from Cingular's Mobitex data business, which was sold during the fourth quarter of 2004. ARPU declined less than 1 percent to $50.43 in the second quarter, down from $50.75 in the prior year quarter. Cingular experienced a $0.47 increase in year-to-date ARPU as compared to the same period of 2004. Lower access revenue from FAMILYTALK(R) and reseller customers added to Cingular's subscriber base, and lower airtime charges resulting from free mobile-to-mobile calling features of many of its plans, larger bucket plans and rollover plans caused a decline in ARPU. This decline was partially offset for the second quarter and more than offset year-to-date by increased per unit contributions from monthly access, data, long distance and regulatory fee revenues. Additionally, ARPU declined in both periods from decreased roaming revenues due to Cingular's acquisition of AT&T Wireless, previously its largest roaming partner.

Equipment sales contributed to the increase in total operating revenues by $215 during the second quarter 2005 and $385 year-to-date, driven primarily by incremental revenue from higher unit sales reflecting a 79.5 and 85.2 percent increase in gross customer additions, respectively, and increased upgrade sales as Cingular continued to migrate former AT&T Wireless customers to Cingular rate plans.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Segment operating expenses

Cost of services and products

Cost of services and products increased $809 in second quarter 2005 and $1,590 year-to-date when compared to the same periods of 2004. Cingular's systems expense growth during the second quarter was driven by increased costs associated with the AT&T Wireless acquisition, including an increase in local network system costs; an increase of $82 in third-party network system costs (i.e., roaming and long distance costs); higher interconnection fees associated with a 154.3 percent growth in system minutes of use; higher facilities related costs resulting from the increase in cell sites and with maintaining additional duplicate TDMA and GSM networks; and increased USF and regulatory fees from the increase in the customer base. Local network system costs also increased approximately $76 from the prior year quarter as a result of the termination of Cingular's joint venture with T-Mobile, GSMF. Third-party network system cost increases for the second quarter compared with the corresponding prior year period included a $50 increase in incollect roaming costs and a $33 increase in long distance costs. Both increases were driven by higher volumes of minutes, including those minutes associated with the acquired AT&T Wireless subscribers, which more than offset rate decreases for both our incollect minutes and long distance minutes, and the elimination of intracompany roaming between former AT&T Wireless customers and Cingular.

Additionally, the growth of equipment-related expenses of $290 quarter-over-quarter and $593 year-to-date compared to the prior year periods were driven by increased gross additions and upgrade activity from the migration of former AT&T Wireless customers to Cingular common service offerings and a shift to more advanced handsets as a result of Cingular's GSM/GPRS/EDGE network overlay.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased $566 in second quarter 2005 and $1,177 year-to-date when compared to same periods of 2004. The growth for both periods was primarily due to the incremental expenses associated with the recently acquired AT&T Wireless markets. Additionally, growth was also driven by volume through increased sales personnel costs associated with the acquired AT&T Wireless sales force, higher advertising and promotions expenses and increased commissions expenses related to the 79.5 percent and 85.2 percent increase in gross customer additions for the second quarter 2005 and year-to-date 2005, respectively. Costs for maintaining and supporting Cingular's customer base also increased principally due to higher customer service expenses driven by increased headcount acquired from AT&T Wireless to support a larger subscriber base, an increase in upgrade commissions primarily driven from migrating former AT&T Wireless customers to Cingular service offerings and an increase in billing and bad debt expenses also related to the growth in Cingular's subscriber base.

Depreciation and amortization

Depreciation and amortization expenses increased $382 for the second quarter 2005 and $831 year-to-date compared to the same periods of 2004. Depreciation expense for the second quarter increased primarily due to incremental depreciation associated with the property, plant and equipment acquired in the AT&T Wireless acquisition and depreciation related to Cingular's ongoing capital spending associated with its GSM network. Additionally, depreciation expense increased over the prior year period as a result of a reduction of the useful lives of certain TDMA and other equipment in connection with Cingular's migration to GSM technology.

Depreciation expense during the second quarter also included a $23 adjustment, which was attributable to prior quarters and had the effect of reducing depreciation expense, related to a reduction to former AT&T Wireless assets resulting from Cingular's rationalization plans approved in the second quarter and other adjustments to the preliminary purchase price allocation.

Intangibles amortization expense for the second quarter totaled $184, representing an increase of $168 compared with the prior year period, primarily due to amortization of the customer relationship and other intangible assets recorded with the AT&T Wireless acquisition. This increase was partially offset by a decrease in amortization associated with intangible assets that became fully amortized during 2004. Intangible amortization is also $18 lower in the second quarter of 2005 compared to the first quarter of 2005, reflecting the declining trajectory of amortization expenses of the customer lists.

Unusual items excluded from segment net income

Unusual items that were excluded from this segment's net income consisted of the following: unusual items of $42 in second quarter 2005 and $63 year-to-date 2005 for wireless merger integration costs including increased depreciation expense as a result of reductions of useful lives of certain legacy Cingular assets associated with the finalization of phase one of Cingular's network rationalization plan related to its AT&T Wireless acquisition. There were no unusual items excluded from the same periods of 2004.

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

In the second quarter of 2005, our Advertising and Publishing Group continued to see the favorable impact from strategic initiatives implemented in 2004 and from an improving economy, offset by continued competitive pressures.


                                                         For the Three Months               For the Six Months
                                                            Ended June 30,      Percent       Ended June 30,        Percent
                                                           2004        2005     Change        2004        2005      Change
 ------------------------------------------------------------------------------------------------------------------------------
 ------------------------------------------------------------------------------------------------------------------------------
 Segment operating revenues                                $511       $ 531       3.9%      $  993      $1,022        2.9%
 Segment operating expenses:
    Cost of services and products                            90          99      10.0%         170         189       11.2%
    Selling, general, and administrative expenses           167         180       7.8%         323         343        6.2%
    Depreciation and amortization                             7           7        --           14          14         --
                                                            ---         ---                    ---         ---
         Total segment operating expenses                   264         286       8.3%         507         546        7.7%
 Segment operating income                                   247         245      -0.8%         486         476       -2.1%
 ------------------------------------------------------------------------------------------------------------------------------
 ------------------------------------------------------------------------------------------------------------------------------
 Segment net income                                        $150       $ 154       2.7%        $297        $295       -0.7%
 ------------------------------------------------------------------------------------------------------------------------------
 ------------------------------------------------------------------------------------------------------------------------------

 Segment net income (loss) including unusual items         $150        $154       2.7%      $  297      $  295       -0.7%
 Capital expenditures                                      $  6        $  3     -50.0%      $   14       $  12      -14.3%
 ------------------------------------------------------------------------------------------------------------------------------


Segment operating revenues

Segment operating revenues increased $20 in the second quarter of 2005 and $29 year-to-date compared to the same periods of 2004. These increases include an improvement in print revenues as a result of core print growth and new products, and growing electronic media revenues.

Segment operating expenses

Cost of services and products increased $9 in the second quarter of 2005 and $19 year-to-date compared to the same periods of the prior year primarily reflecting the impact of increased distribution volumes. Selling, general, and administrative expenses increased $13 in the second quarter and $20 year-to-date compared to the same periods of the prior year, primarily driven by increases in employee healthcare, pension and post-retirement medical costs. Variable costs associated with selling also increased as a result of higher revenues and the new electronic product sales channel. Partially offsetting these increases was a decline in uncollectible expense. The decrease reflects the impact of improved collection performance between periods. Depreciation and amortization expenses were flat between periods.

Unusual items excluded from segment net income

There were no unusual items excluded from this segment's net income.


--------------------------------------------------------------------------------
Liquidity and Financial Condition
--------------------------------------------------------------------------------


Net cash provided by (used for):
                                      For the Six Months
                                        Ended June 30,
                                     2004        2005            Change
   -----------------------------  ----------  ---------  --------------------
   Continuing Operations
     Operating activities......    $  3,797    $  3,820   $     23      0.6%
     Investing activities......    $ (1,936)   $     53   $  1,989        *
     Financing activities......    $   (826)   $ (3,953)  $ (3,127)       *
   Discontinued Operations         $   (185)   $   (115)  $     70     37.8%
   -----------------------------  ----------  ---------  --------------------
   *Not meaningful.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

CONTINUING OPERATIONS

Net cash provided by operating activities

Cash generated by operations increased $23 during the first half of 2005 compared to the prior year period. Operating income before depreciation and amortization expense in the first half of 2005 was comparable to the first half of 2004. The cash flows from operations in the first half of 2004 were negatively impacted by a payment of approximately $81 to MCI WorldCom related to its emergence from bankruptcy. In addition, the first half of 2005 included lower tax payments, substantially offset by higher interest payments as compared to the same period in the prior year.

Net cash used for investing activities

Capital expenditures

Capital expenditures consist primarily of (a) gross additions to property, plant and equipment having an estimated service life of one year or more, plus incidental costs of preparing the asset for its intended use, and (b) gross additions to capitalized software. Our capital expenditures of $1,579 during the first half of 2005 and of $1,366 during the first half of 2004 were incurred to support our wireline network, to promote the introduction of new products and services and to increase operating efficiency and productivity. The increase in capital expenditures compared to the prior period relates primarily to the timing of increased spending on broadband initiatives to meet increasing demand. We expect our capital to revenue ratio to be in the mid-teens for 2005.

Other investing activities

During the first half of 2005, we received net proceeds of $930 for the sale of our Latin American operations. Cingular paid us $666 on the revolving line of credit and $121 on the advances. In addition, we purchased and sold equity securities for a net cash expenditure of $89.

On July 29, 2005, Cingular repaid an additional $788 on the advances. The majority of the funds used to make this payment arose from the July 2005 release of remaining net proceeds from the sale of network assets in January 2005, which had been held in a qualified trust. Cingular anticipates that it will be required to borrow funds under the revolving credit agreement to pay for their capital expenditures that were purchased as qualified replacement property under the like-kind exchange agreement.

During the first half of 2004, we received $525 for the sale of our investment in Sonofon and $109 for the repayment of our shareholder loan and accrued interest, reduced by a settlement of $17 associated with currency swap contracts. In addition, we purchased and sold equity securities for a net cash expenditure of $382 and purchased and sold short-term investments for a net cash expenditure of $810.

Net cash used for financing activities

During the first half of 2005, we utilized cash from operations, debt repayments from Cingular, sales proceeds, and proceeds from debt issued in the fourth quarter 2004 to reduce short-term borrowings by $1,630 and pay down long-term debt by $1,267. In addition, we paid dividends of 54 cents per share totaling $988 and purchased 3.2 million shares of our common stock for an aggregate of $83, primarily to offset dilution from share issuances under employee benefit plans.

During the first half of 2004, we utilized cash from operations to reduce short-term borrowings by $339. We also issued $700 of new long-term debt to take advantage of favorable interest rates. The proceeds were used to refinance $200 in maturing debt during the second quarter and $500 of callable debt in the third quarter. In addition, we paid dividends of 50 cents per share totaling $914 and purchased 3.9 million shares of our common stock for an aggregate of $99.

DISCONTINUED OPERATIONS

The following table represents cash flows from our discontinued operations:

                                            For the Six Months
                                              Ended June 30,
                                           2004          2005
-------------------------------------  ------------  ------------
Net cash provided by (used for):
  Operating activities..............     $  224        $   10
  Investing activities..............     $ (336)       $ (125)
  Financing activities..............     $  (73)       $   --
                                         -------       -------
Total cash flows from discontinued
  operations                             $ (185)       $ (115)
-------------------------------------  ------------  ------------

In first quarter 2005, we purchased $125 of third party Argentine debt in connection with the sale of our Latin American properties.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

In the first half of 2004, capital expenditures were $137 and expenditures related to the purchase of interest and other rights of minority partners in Argentina, Colombia and Ecuador totaled $177. Other investing activity included $16 of net proceeds related to the purchase and sale of equity securities and $44 in expenditures for the purchase of short-term investments. The financing activities included net debt repayments of $18 and distributions to minority partners of $55.

Anticipated sources and uses of funds

General

The Communications Group and Advertising and Publishing Group generate substantially all of our consolidated cash provided by operating activities. These segments generate sufficient cash flow to fund their investing and financing activities. Should other investing opportunities arise, we believe we are well positioned to raise capital in the public debt markets.

An objective of our Board of Directors is to maintain a competitive dividend. They evaluate the cash dividend on a quarterly basis and make decisions regarding the dividend within the context of long-term free cash flow projections.

At June 30, 2005, our long-term debt rating was A2 from Moody's Investor Service and A from Standard and Poor's. Our short-term debt rating at June 30, 2005 was P-1 from Moody's and A-1 from Standard and Poor's. Moody's outlook on both our short and long-term ratings remains negative. The reasons cited were our expanded competitive challenges in the wireline business which could erode our ability to reduce debt levels as planned and the possibility of lower earnings and cash flow at Cingular if the AT&T Wireless integration is more expensive and time consuming than anticipated. Standard and Poor's also has a negative outlook on our long-term debt rating. The reasons given are increasing competition in our wireline business from the cable television companies, which could drive down pricing and squeeze operating margins, and near term pressures from the integration of AT&T Wireless.

Our authorized commercial paper program as of June 30, 2005 was $10.5 billion, with $1.6 billion outstanding. We believe that we have ready access to the commercial paper market in the event funding in excess of our operating cash flows is needed. We also have a registration statement on file with the SEC under which $3.1 billion of long-term debt securities could be issued. Our sources of funds -- primarily from operations and, to the extent necessary, from readily available external financing arrangements -- are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the operating needs of our business for at least the next twelve months.

Domestic Wireless

BellSouth and SBC provide unsubordinated short-term financing on a pro rata basis to Cingular to fund its cash needs arising from the ordinary course of business. During the second quarter of 2005, Cingular repaid all amounts outstanding under the revolving line of credit; therefore, there were no amounts outstanding as of June 30, 2005. Cingular has terminated its bank credit facilities and no longer issues commercial paper or long-term debt.

Cash management

BellSouth Corporation's primary source of cash flow is dividends from its subsidiaries. Generally, we do not permit our subsidiaries to accumulate cash, requiring them to pay out either net income or cash flow available in the form of dividends. Any funding requirements for wholly owned domestic subsidiaries are fulfilled by BellSouth Corporation.

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

Effective April 29, 2005, we entered into a new syndicated line of credit in the amount of $3.0 billion. The syndicated line of credit serves as a backup facility for our commercial paper program. The new $3.0 billion line of credit will expire on April 29, 2008.

Except as described in this paragraph, the syndicated line of credit contains no financial covenants or requirements for compensating balances. Further, the line of credit does not contain any provisions that are tied to the ratings assigned to us or our affiliates by an external debt rating agency. The line of credit provides that the debt of the Company and its consolidated subsidiaries is not permitted to exceed 300 percent of consolidated earnings before interest, taxes, depreciation and amortization for the preceding four quarters. In addition, the line of credit prohibits the Company and its significant subsidiaries from permitting liens to be placed on their properties or assets except in specified

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

circumstances. If BellSouth or any of our subsidiaries defaults on any outstanding debt in excess of $200, an event of default will occur under the line of credit.

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

To manage our risk from fluctuations in interest rates, we enter into interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. In the first half of 2005, we entered into two additional interest rate swaps with a combined notional value of $200, bringing the total notional value of our fair value hedges to $1,600 as of June 30, 2005. Subsequent to the second quarter of 2005, we entered into an additional fair value interest rate swap with a notional value of $100.

--------------------------------------------------------------------------------
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
--------------------------------------------------------------------------------

Other than pay downs of debt as discussed in the Liquidity and Financial Condition Section, there are no material changes with respect to off-balance sheet arrangements and aggregate contractual obligations as presented in our annual report on Form 10-K for the year ended December 31, 2004.

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


PART II -- OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of our equity securities during the second quarter of 2005.

Issuer Purchases of Equity Securities

                                              Total Number of   Approximate
                                              Shares Purchased  Dollar Value
                    Total Number   Average      as Part of a   that May Yet Be
     Period          of Shares    Price Paid      Publicly     Purchased Under
                    Purchased(1)  per Share    Announced Plan     the Plan
     ------         ------------  ----------  ---------------  ---------------
April 1 - 30, 2005     8,963       $ 26.17          --               --
May 1 - 31, 2005      13,342       $ 26.75          --               --
June 1 - 30, 2005         34       $ 26.70          --               --
------------------  ------------  ----------  ---------------  -----------------
Total                 22,339                        --               --
------------------  ------------  ----------  ---------------  -----------------
   (1) Represents shares purchased from employees to pay taxes related to the vesting of restricted shares, at an average price of $26.52. Excludes shares purchased from employees to pay taxes related to the exercise of stock options.

Item 4. Submission of Matters to a Vote of Security Holders


Our annual meeting of shareholders was held on April 25, 2005. The voting results were as follows:

Number of Shares Outstanding as of Record Date:  1,859,666,125
Number of Shares Present:  1,546,018,449
Percent of Shares Present:  83.13%


Proposal Number 1:
Election of Directors
                                    For                Withheld
                                    -------------      -----------
F. Duane Ackerman                   1,498,154,245       47,864,204
Reuben V. Anderson                  1,459,290,125       86,728,324
James H. Blanchard                  1,457,385,118       88,633,331
J. Hyatt Brown                      1,262,670,833      283,347,616
Armando M. Codina                   1,502,235,833       43,782,616
Kathleen F. Feldstein               1,514,152,555       31,865,894
James P. Kelly                      1,513,363,716       32,654,733
Leo F. Mullin                       1,470,056,125       75,962,324
Robin B. Smith                      1,505,697,570       40,320,879
William S. Stavropoulos             1,508,880,950       37,137,499

Proposal Number 2:
Ratify the Appointment of the Independent Registered Public Accounting Firm

For                                 Against                   Abstain
---------------------------         -----------------         ------------------
1,498,120,775                       33,779,922                14,117,752


Proposal Number 3:
Shareholders' Proposal re: Political Contribution Disclosure

For               Against               Abstain             Broker Non-Votes
-------------     -----------------     ---------------     ------------------
143,959,432       1,039,734,656         110,934,386         251,389,975


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



                                                           BELLSOUTH CORPORATION

                                                              By /s/ Pat Shannon
                                                                 ---------------
                                                                     PAT SHANNON
                                  Senior Vice President - Finance and Controller
                                                  (Principal Accounting Officer)


August 2, 2005

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