Form 10-Q
period 2005-09-30
BELLSOUTH CORP
filed 2005-11-03
CIK 732713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

---------------------------------------------------------------------

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __X_ No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No __X_

At October 31, 2005, 1,828,621,787 common shares were outstanding.

PART I – FINANCIAL INFORMATION

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2005	2004	2005
Operating Revenues:
Communications Group	$ 4,590	$ 4,558	$13,643	$13,749
Advertising and publishing	495	506	1,481	1,521
All other	10	8	30	35
Total Operating Revenues	5,095	5,072	15,154	15,305

Operating Expenses:
Cost of services and products (excludes depreciation
and amortization shown separately below)	1,881	2,017	5,468	5,862
Selling, general, and administrative expenses	905	996	2,744	2,833
Depreciation and amortization	908	922	2,720	2,756
Provision for restructuring and asset impairments	–	166	21	181
Total Operating Expenses	3,694	4,101	10,953	11,632

Operating income	1,401	971	4,201	3,673
Interest expense	220	274	646	850
Net earnings (losses) of equity affiliates	73	97	328	85
Gain on sale of operations	–	351	462	351
Other income (expense), net	63	64	200	176

Income from Continuing Operations Before Income Taxes	1,317	1,209	4,545	3,435
Provision for Income Taxes	465	392	1,604	1,140
Income from Continuing Operations	852	817	2,941	2,295
Income (Loss) from Discontinued Operations, Net of Tax	(53)	–	453	381

Net Income	$ 799	$ 817	$ 3,394	$ 2,676

Weighted-Average Common Shares Outstanding:
Basic	1,831	1,831	1,832	1,831
Diluted	1,835	1,836	1,836	1,835
Dividends Declared Per Common Share	$ 0.27	$ 0.29	$ 0.79	$ 0.85

Basic Earnings Per Share:
Income from Continuing Operations	$ 0.47	$ 0.45	$ 1.61	$ 1.25
Income (Loss) from Discontinued Operations	(0.03)	–	0.25	0.21
Net Income*	$ 0.44	$ 0.45	$ 1.85	$ 1.46
Diluted Earnings Per Share:
Income from Continuing Operations	$ 0. 46	$ 0.44	$ 1.60	$ 1.25
Income (Loss) from Discontinued Operations	(0.03)	–	0.25	0.21
Net Income*	$ 0.44	$ 0.44	$ 1.85	$ 1.46

*Net income per share may not sum due to rounding

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	December 31,	September 30,
	2004	2005
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$680	$2,030
Accounts receivable, net of allowance for uncollectibles of $317 and $297	2,559	2,443
Material and supplies	321	336
Other current assets	1,071	859
Assets of discontinued operations	1,068	—
Total current assets	5,699	5,668

Investments in and advances to Cingular	22,771	21,084
Property, plant and equipment, net	22,039	21,670
Other assets	7,400	7,611
Intangible assets, net	1,587	1,517
Total assets	$59,496	$57,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Debt maturing within one year	$5,475	$2,582
Accounts payable	1,047	1,030
Other current liabilities	3,018	4,081
Liabilities of discontinued operations	830	—
Total current liabilities	10,370	7,693

Long-term debt	15,108	14,374

Noncurrent liabilities:
Deferred income taxes	6,492	6,465
Other noncurrent liabilities	4,460	4,704
Total noncurrent liabilities	10,952	11,169

Shareholders’ equity:
Common stock, $1 par value (8,650 shares authorized; 1,831 and 1,831 shares outstanding)	2,020	2,020
Paid-in capital	7,840	7,861
Retained earnings	19,267	20,326
Accumulated other comprehensive income (loss)	(157)	(28)
Shares held in trust and treasury	(5,904)	(5,865)
Total shareholders’ equity	23,066	24,314

Total liabilities and shareholders’ equity	$59,496	$57,550

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2004	2005
Cash Flows from Operating Activities:
Income from continuing operations	$2,941	$2,295
Adjustments to reconcile income to cash provided by operating activities from continuing operations:
Depreciation and amortization	2,720	2,756
Provision for uncollectibles	285	258
Net losses (earnings) of equity affiliates	(328)	(85)
Deferred income taxes	740	51
Pension income	(363)	(399)
Stock-based compensation expense	87	70
Loss on extinguishment of debt	14	42
(Gain) loss on sale/disposal of operations	(462)	(351)
Asset impairment	—	166
Net Change in:
Accounts receivable and other current assets	(271)	(174)
Accounts payable and other current liabilities	24	1,009
Deferred charges and other assets	(33)	(79)
Other liabilities and deferred credits	67	337
Other reconciling items, net	67	38
Net cash provided by operating activities from continuing operations	5,488	5,934

Cash Flows from Investing Activities:
Capital expenditures	(2,134)	(2,465)
Purchases of short-term investments	(3,210)	(88)
Proceeds from sale of short-term investments	4,439	104
Proceeds from sale of operations	525	1,555
Purchases of debt and equity securities	(503)	(156)
Proceeds from sale of debt and equity securities	40	45
Net (advances to) repayments from Cingular	20	1,736
Proceeds from repayment of loans and advances	109	2
Other investing activities, net	(20)	(39)
Net cash provided by (used for) investing activities from continuing operations	(734)	694

Cash Flows from Financing Activities:
Net borrowings (repayments) of short-term debt	(266)	(2,110)
Proceeds from issuance of long-term debt	3,689	—
Repayments of long-term debt	(745)	(1,500)
Dividends paid	(1,407)	(1,520)
Purchase of treasury shares	(99)	(137)
Other financing activities, net	48	104
Net cash provided by (used in) financing activities from continuing operations	1,220	(5,163)

Net increase (decrease) in cash and cash equivalents from continuing operations	5,974	1,465
Net increase (decrease) in cash and cash equivalents from discontinued operations	(101)	(115)
Net increase (decrease) in cash and cash equivalents	5,873	1,350
Cash and cash equivalents at beginning of period	2,947	680
Cash and cash equivalents at end of period	$8,820	$2,030

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(IN MILLIONS)

(Unaudited)

	Number of Shares		Amount
	Common Stock	(a) Shares Held in Trust and Treasury	Common Stock	Paid-in Capital	Retained Earnings	Accum. Other Comprehensive Income (Loss)	(a) Shares Held in Trust and Treasury	Total

Balance at December 31, 2003	2,020	(190)	$ 2,020	$ 7,729	$ 16,540	$ (585)	$ (5,992)	$ 19,712

Net Income					3,394			3,394
Other comprehensive income, net of tax						115		115
Total comprehensive income								3,509
Dividends declared					(1,440)			(1,440)
Purchase and sales of treasury stock by grantor trust				2			(2)	—
Purchase of treasury stock		(4)					(99)	(99)
Share issuances for employee benefit plans		5		(60)	(73)		196	63
Stock-based compensation				93				93
Tax benefit related to stock options				26				26
Balance at September 30, 2004	2,020	(189)	$ 2,020	$ 7,790	$ 18,421	$ (470)	$ (5,897)	$ 21,864

Balance at December 31, 2004	2,020	(189)	$ 2,020	$ 7,840	$ 19,267	$ (157)	$ (5,904)	$ 23,066

Net Income					2,676			2,676
Other comprehensive income, net of tax						129		129
Total comprehensive income								2,805
Dividends declared					(1,556)			(1,556)
Purchase of treasury stock		(5)					(137)	(137)
Share issuances for employee benefit plans		5		(54)	(61)		176	61
Stock-based compensation				70				70
Tax benefit related to stock options				5				5
Balance at September 30, 2005	2,020	(189)	$ 2,020	$ 7,861	$ 20,326	$ (28)	$ (5,865)	$ 24,314

(a)	Trust and treasury shares are not considered to be outstanding for financial reporting purposes.

	As of September 30,
	2004	2005
Shares held in trust	26	26
Shares held in treasury	163	163
Total	189	189

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE A - PREPARATION OF INTERIM FINANCIAL STATEMENTS

In this report, BellSouth Corporation and its subsidiaries are referred to as “we”, “the Company”, or “BellSouth.”

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

NOTE B - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), "Share-Based Payment." This standard amends and clarifies the accounting for stock compensation plans under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which we adopted effective January 1, 2003. Generally, the approach in the revised statement is similar to the approach described in SFAS 123. The statement is effective January 1, 2006. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
Basic common shares outstanding	1,831	1,831	1,832	1,831
Incremental shares from stock options and benefit plans	4	5	4	4
Diluted common shares outstanding	1,835	1,836	1,836	1,835
Stock options excluded from the computation	79	77	80	77

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

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE D – DISCONTINUED OPERATIONS (Continued)

Summarized results of operations for the discontinued operations are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
Revenue	$ 724	$ —	$ 2,080	$ 66
Operating income (loss)	247	—	530	(5)
Gain on sale of operations	—	—	—	629
Income before income taxes	(55)	—	97	616
Income tax (benefit) expense	(2)	—	(356)	235
Income from discontinued operations	$ (53)	$ —	$ 453	$ 381

NOTE E - INVESTMENTS IN AND ADVANCES TO CINGULAR

Investment

We own an approximate 40 percent economic interest in Cingular, a joint venture with SBC Communications (SBC). Because we exercise influence over the financial and operating policies of Cingular, we use the equity method of accounting for this investment. Under the equity method of accounting, we record our proportionate share of Cingular's earnings in our consolidated statements of income. These earnings are included in the caption "Net earnings (losses) of equity affiliates."

The following table displays the summary financial information of Cingular. These amounts are shown on a 100 percent basis.

	December 31, 2004	September 30, 2005
Balance Sheet Information:
Current assets	$ 5,570	$ 5,028
Noncurrent assets	$ 76,668	$ 72,911
Current liabilities	$ 7,983	$ 8,173
Noncurrent liabilities	$ 29,110	$ 24,454
Minority interest	$ 609	$ 534
Members’ capital	$ 44,536	$ 44,778

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
Income Statement Information:
Revenues	$ 4,292	$ 8,746	$ 12,446	$ 25,584
Operating income	$ 460	$ 657	$ 1,681	$ 1,275
Net income (loss)	$ 142	$ 222	$ 696	$ 129

As of September 30, 2005, our book investment exceeded our proportionate share of the net assets of Cingular by $456.

Advance

We have an advance to Cingular that, with interest, totaled $3,792 at December 31, 2004 and $2,717 at September 30, 2005. This advance earns an interest rate of 6.0 percent per annum and matures on June 30, 2008. During the nine months ended September 30, 2005, Cingular repaid $1,070 on this advance.

Revolving Line of Credit

BellSouth and SBC provide unsubordinated short-term financing on a pro rata basis for Cingular’s ordinary course of business cash requirements based upon Cingular’s budget. Under the terms of the line of credit, Cingular’s available cash (as defined), if any, is applied first to repay amounts loaned to Cingular under the line of credit. Remaining available cash is applied to the repayment of the advance described above. Borrowings bear interest at 1-Month LIBOR plus 0.05 percent payable monthly. The line of credit terminates on July 31, 2007. As of September 30, 2005, there were no amounts outstanding under the line of credit. The amounts outstanding, including interest, at December 31, 2004 were $668.

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE E - INVESTMENTS IN AND ADVANCES TO CINGULAR (Continued)

Provision of Services

We also generate revenues from Cingular in the ordinary course of business for the provision of local interconnection services, long distance services, sales agency fees and customer billing and collection fees.

Interest and Revenue Earned from Cingular

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues	$ 131	$ 193	$ 377	$ 527
Interest income on advances	$ 57	$ 47	$ 171	$ 163
Interest expense on line of credit	$ —	$ 2	$ —	$ 2

Interest income on advances and interest expense on line of credit are offset by a like amount of interest expense and interest income recorded by Cingular and reported in our financial statements in the caption “Net earnings (losses) of equity affiliates.”

Receivables and payables incurred in the ordinary course of business are recorded on our balance sheets as follows:

	December 31, 2004	September 30, 2005
Receivable from Cingular	$ 56	$ 67
Payable to Cingular	$ 44	$ 48

NOTE F - OTHER ASSETS

In May 2005 we signed an agreement with Discount Investment Corp Ltd. (Discount) to sell our 50 percent interest in Tele-Man Netherlands B.V. (Tele-Man), which holds a 69.5 percent interest in Cellcom Israel Ltd. (Cellcom), a cellular communications operator in Israel. Our book basis in the investment exceeded the tax basis by approximately $263. No US tax expense was previously recognized on income generated by the Israeli operations due to the essentially permanent duration of the investment. The agreement with Discount provided evidence that the temporary difference would reverse in the foreseeable future, and, accordingly, we recognized a tax liability of $92 in 2005.

In September 2005, we closed the transaction and received gross proceeds of $625 and recorded a gain of $351, or $228 net of tax. The gain includes the recognition of cumulative foreign currency translation losses of $10.

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

NOTE H - HURRICANE KATRINA

On August 29, 2005, Hurricane Katrina caused catastrophic damage in areas of Louisiana, Mississippi and Alabama, particularly in the city of New Orleans and the Mississippi Gulf Coast. The financial impacts of the storm to the Company included lower revenue as we issued $51 in proactive billing credits to address service outages and significant customer dislocation in the hardest-hit areas. In addition, we increased our allowance for uncollectibles by $31 to cover the estimated incremental uncollectible accounts receivable due to customer displacement and incurred $10 in other expenses related to losses on work in progress and deferred costs on directories. During the third quarter, we incurred approximately $83 in expense and $22 in capital associated with network restoration.

Based on preliminary damage assessments, on September 30, 2005 management reached a conclusion that the extent of damage to the Company’s property, plant and equipment in these areas will require recognition of an asset impairment.

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE H - HURRICANE KATRINA (Continued)

In accordance with generally accepted accounting principles, management estimated the impairment based on the best available information utilizing damage assessments to date. As a result, we recorded a charge of $166, or $102 net of tax, in the third quarter of 2005. This charge reduced the carrying value of the Communication Group’s impaired assets, primarily outside plant, to estimated salvage value.

The Company is self-insured for its outside plant where the most significant damage was incurred. BellSouth does have a blanket insurance policy which covers central office equipment and buildings with a $60 deductible. As of the date of this filing, we are working with our insurance carriers to determine to what extent insurance proceeds may offset any losses. Accordingly, no offsetting benefit for insurance recoveries was recorded against the loss in the third quarter 2005 results.

NOTE I - WORKFORCE REDUCTION AND RESTRUCTURING

Based on declining volumes, increasing productivity, and changing skill requirements, we have periodically initiated workforce reductions and recorded charges for early termination benefits. We announced the termination of approximately 400 positions during the first nine months of 2005. Charges to earnings have been recognized in accordance with provisions of SFAS No. 112, “Employer’s Accounting for Postemployment Benefits” (SFAS No. 112) and consisted primarily of cash severance and payroll taxes under pre-existing separation pay plans.

The following table summarizes activity associated with the workforce reduction and restructuring liability for the nine months ended September 30, 2005:

Balance at December 31, 2004	$ 25
Accruals	18
Cash Payments	(32)
Adjustments	(3)
Balance at September 30, 2005	$ 8

Adjustments to the accrual are due to estimated demographics being different than actual demographics of employees that separated from the Company.

NOTE J - EMPLOYEE BENEFITS PLANS

Substantially all of our employees are covered by noncontributory defined benefit pension plans, as well as postretirement health and life insurance welfare plans (other benefits).

The following details pension and postretirement benefit costs included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying Consolidated Statements of Income. Approximately 10 percent of these costs are capitalized to property, plant and equipment with labor related to network construction. We account for these costs in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Components of net periodic benefit costs were as follows for the periods shown:

	Pension Benefits		Other Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2004	2005	2004	2005
Service cost	$ 44	$ 52	$ 12	$ 31
Interest cost	174	147	107	145
Expected return on plan assets	(330)	(322)	(80)	(84)
Amortizations:
Unrecognized net obligation	—	—	18	19
Unrecognized prior service cost	(10)	(10)	40	56
Unrecognized (gain) loss	1	—	24	26
Net periodic benefit cost (income)	$ (121)	$ (133)	$ 121	$ 193

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE J - EMPLOYEE BENEFITS PLANS (Continued)

	Pension Benefits		Other Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
Service cost	$ 132	$ 155	$ 35	$ 92
Interest cost	522	441	323	437
Expected return on plan assets	(989)	(964)	(240)	(252)
Amortizations:
Unrecognized net obligation	—	—	61	55
Unrecognized prior service cost	(32)	(31)	133	169
Unrecognized (gain) loss	4	—	69	77
Net periodic benefit cost (income)	$ (363)	$ (399)	$ 381	$ 578

Employer Contributions

During the nine months ended September 30, 2005, we made no contributions to our pension plans and anticipate no funding for the remainder of 2005. During the nine months ended September 30, 2005, we contributed $315 to fund other benefits (primarily retiree medical) and expect to contribute approximately $80 to $85 of funding for other benefits during the remainder of 2005.

Cash Balance Pension Plan

In July 2003, a federal district court in Illinois ruled that the benefit formula used in International Business Machines Corporation's (IBM) cash balance pension plan violated the age discrimination provisions of ERISA. The IBM decision conflicts with decisions of at least two other district courts, including a June 2004 decision of the Federal District Court in Maryland in a case involving ARINC, Inc. Congress is presently considering legislation that would clarify the legal status of cash balance plans under age discrimination rules. At this time, it is unclear what effect, if any, these decisions or possible Congressional action may have on our tax-qualified cash balance pension plans or our financial condition.

NOTE K - SEGMENT INFORMATION

We have three reportable operating segments: (1) Communications Group; (2) Domestic Wireless; and (3) Advertising and Publishing. We own an approximate 40 percent economic interest in Cingular Wireless, and share joint control of the venture with SBC. We account for the investment under the equity method. For management purposes we evaluate our domestic wireless segment based on our proportionate share of Cingular’s results. Accordingly, results for our domestic wireless segment reflect the proportional consolidation of 40 percent of Cingular’s results.

The Company’s chief decision makers evaluate the performance of each business unit based on net income, exclusive of internal charges for use of intellectual property and adjustments for unusual items that may arise. Unusual items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature.

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

The following table provides information for each operating segment:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2005	2004	2005
Communications Group
External revenues	$4,590	$4,558	$13,693	$13,749
Intersegment revenues	28	30	81	82
Total segment revenues	4,618	4,588	13,774	13,831
Segment operating income	1,208	1,021	3,597	3,228
Segment net income	716	611	2,128	1,935

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE K - SEGMENT INFORMATION (Continued)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2005	2004	2005
Domestic Wireless
Total segment revenues	$1,716	$3,499	$4,978	$10,234
Segment operating income	213	397	709	768
Segment net income	54	149	202	193

Advertising and Publishing
External revenues	$495	$506	$1,481	$1,521
Intersegment revenues	3	3	10	10
Total segment revenues	498	509	1,491	1,531
Segment operating income	229	233	715	709
Segment net income	141	146	438	441

RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2005	2004	2005
Operating revenues
Total reportable segments	$6,832	$8,596	$20,243	$25,596
Cingular proportional consolidation	(1,716)	(3,499)	(4,978)	(10,234)
South Carolina settlement	–	–	(50)	–
Corporate, eliminations and other	(21)	(25)	(61)	(57)
Total consolidated	$5,095	$5,072	$15,154	$15,305

Operating income
Total reportable segments	$1,650	$1,651	$5,021	$4,705
Cingular proportional consolidation	(213)	(397)	(709)	(768)
Hurricane Expenses	(38)	(124)	(38)	(124)
Asset impairment	–	(166)	–	(166)
South Carolina settlement	–	–	(53)	–
Severance charges	–	–	(21)	–
Corporate, eliminations and other	2	7	1	26
Total consolidated	$1,401	$971	$4,201	$3,673

Net Income
Total reportable segments	$911	$906	$2,768	$2,569
Hurricane Expenses	(23)	(98)	(23)	(98)
Asset impairment	–	(102)	–	(102)
Net gain (loss) on sale of operations	–	228	295	228
South Carolina settlement	–	–	(33)	–
Severance charges	–	–	(14)	–
Wireless merger integration costs and fair value adjustment	(17)	(56)	(17)	(119)
Early extinguishment of debt	(9)	–	(9)	(26)
Discontinued operations	(53)	–	453	381
Corporate, eliminations and other	(10)	(61)	(26)	(157)
Total consolidated	$799	$817	$3,394	$2,676

NOTE L - OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) is comprised of the following components:

	December 31, 2004	September 30, 2005
Cumulative foreign currency translation adjustments	$ (79)	$ (2)
Minimum pension liability adjustment	(129)	(129)
Net unrealized gains (losses) on derivatives	(12)	3
Net unrealized gains (losses) on securities	63	100
	$ (157)	$ (28)

Accumulated other comprehensive income (loss) for our discontinued operations included in the amounts above was $(77) as of December 31, 2004 and zero as of September 30, 2005.

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE L - OTHER COMPREHENSIVE INCOME (Continued)

Total comprehensive income details are presented in the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
Net Income	$ 799	$ 817	$ 3,394	$ 2,676
Other comprehensive income, net of tax:
Foreign currency translation:
Adjustments	(13)	(11)	92	(1)
Sale of foreign entities	—	10	(13)	78
	(13)	(1)	79	77
Deferred gains (losses) on derivatives:
Deferred gains (losses)	8	5	28	16
Reclassification adjustment for (gains) losses included in net income	—	(1)	3	(1)
	8	4	31	15
Unrealized gains (losses) on securities:
Unrealized holdings gains (losses)	(6)	35	1	34
Reclassification adjustment for (gains) losses included in net income	1	4	4	3
	(5)	39	5	37
Other comprehensive income	(10)	42	115	129
Total comprehensive income	$ 789	$ 859	$ 3,509	$ 2,805

NOTE M - CONTINGENCIES

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

REGULATORY MATTERS

In February 2005, the Federal Communications Commission (FCC) released an order finding that certain prepaid card services of AT&T were telecommunications services. The FCC held that revenue from the services would accordingly be subject to the same universal service fund and switched access charges as were all other similarly situated telecommunications services. AT&T has estimated in a securities filing that it had “saved” approximately $160 in universal service fund contributions and $340 in access charges through use of the prepaid card services that were the subject of the FCC decision. In April 2004, the FCC released an order finding that certain "phone to phone" Internet protocol telephony services of AT&T were telecommunications services subject to switched access charges. AT&T has estimated in a securities filing that it had "saved" approximately $250 in access charges through use of the "phone to phone" Internet protocol telephony services that were the subject of the FCC decision. We believe that some of the improperly avoided access charges should have been paid to us for the use of our network. We have filed a lawsuit against AT&T seeking recovery of all access charges which it should have paid to us. As the lawsuit progresses, we expect to obtain information from AT&T and other sources that will determine the amount of BellSouth access charges AT&T avoided. AT&T has appealed the FCC’s decision related to prepaid card services. In addition, AT&T has asserted certain defenses against BellSouth and may assert separate claims in an effort to reduce any amount it may owe to BellSouth. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of gain, if any, be made. Accordingly, no revenue has been recognized with respect to this matter in our consolidated financial statements.

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE M - CONTINGENCIES (Continued)

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

On February 8, 2005, the District Court dismissed the Exchange Act claims, except for those relating to the write down of Latin American goodwill. On that date, the District Court also dismissed the Securities Act claims, except for those relating to the write down of Latin American goodwill, the allegations relating to unbilled receivables of the Company’s Advertising and Publishing subsidiary, the implementation of SAB 101 regarding recognition of Advertising and Publishing revenues and alleged improper billing of CLECs. The plaintiffs are seeking an unspecified amount of damages, as well as attorneys’ fees and costs. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

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

In September and October 2002, three substantially identical class action lawsuits were filed in the United States District Court for the Northern District of Georgia against BellSouth, its directors, three of its senior officers, and other individuals, alleging violations of the Employee Retirement Income Security Act (ERISA). The cases have been consolidated and on April 21, 2003, a Consolidated Complaint was filed. The plaintiffs allege in the Consolidated Complaint that the company and the individual defendants breached their fiduciary duties in violation of ERISA, by among other things, (1) failing to provide accurate information to BellSouth’s 401(k) plans’ (the Plans) participants and beneficiaries; (2) failing to ensure that the Plans’ assets were invested properly; (3) failing to monitor the Plans’ fiduciaries; (4) failing to disregard Plan directives that the defendants knew or should have known were imprudent and (5) failing to avoid conflicts of interest by hiring independent fiduciaries to make investment decisions. In October 2005, plaintiffs’ motion for class certification was denied. The plaintiffs are seeking an unspecified amount of damages, injunctive relief, attorneys’ fees and costs. Certain underlying factual allegations regarding BellSouth’s Advertising and Publishing subsidiary and its former Latin American operation are substantially similar to the allegations in the putative securities class action captioned In re BellSouth Securities Litigation, which is described above. At this time, the likely outcome of the cases cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE M - CONTINGENCIES (Continued)

Antitrust Claims

In December 2002, a consumer class action alleging antitrust violations of Section 1 of the Sherman Antitrust Act was filed against BellSouth, Verizon, SBC and Qwest, captioned William Twombly, et al v. Bell Atlantic Corp., et al, in Federal Court in the Southern District of New York. The complaint alleged that defendants conspired to restrain competition by agreeing not to compete with one another and to impede competition with others. The plaintiffs are seeking an unspecified amount of treble damages and injunctive relief, as well as attorneys’ fees and expenses. In October 2003, the District Court dismissed the complaint for failure to state a claim. In October 2005, the Second Circuit Court of Appeals reversed the District Court’s decision and remanded the case to the District Court for further proceedings. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

In June 2004, the US Court of Appeals for the 11th Circuit affirmed the District Court’s dismissal of most of the antitrust and state law claims brought by a plaintiff CLEC in a case captioned Covad Communications Company, et al v. BellSouth Corporation, et al. The appellate court, however, permitted a price squeeze claim and certain state tort claims to proceed. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.

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

Condensed Consolidating Statements of Income

	For the Three Months Ended September 30, 2004
	BST	Other	Parent	Adjustments	Total

Total operating revenues	$4,208	$1,659	$—	$(772)	$5,095
Total operating expenses	3,711	1,163	14	(1,194)	3,694
Operating income	497	496	(14)	422	1,401
Interest expense	131	6	141	(58)	220
Equity in earnings	302	58	1,107	(1,394)	73
Other income (expense), net	2	339	(257)	(21)	63
Income from continuing operations before income taxes	670	887	695	(935)	1,317
Provision (benefit) for income taxes	135	315	(157)	172	465
Income from continuing operations	535	572	852	(1,107)	852
Income (loss) from discontinued operations, net of tax	—	(53)	(53)	53	(53)
Net income (loss)	$535	$519	$799	$(1,054)	$799

	For the Three Months Ended September 30, 2005
	BST	Other	Parent	Adjustments	Total

Total operating revenues	$4,165	$1,810	$—	$(903)	$5,072
Total operating expenses	4,065	1,366	(6)	(1,324)	4,101
Operating income	100	444	6	421	971
Interest expense	129	7	222	(84)	274
Equity in earnings	292	96	819	(1,110)	97
Other income (expense), net	6	400	52	(43)	415
Income from continuing operations before income taxes	269	933	655	(648)	1,209
Provision (benefit) for income taxes	(28)	411	(162)	171	392
Income from continuing operations	297	522	817	(819)	817
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$297	$522	$817	$(819)	$817

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE N - SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statements of Income (Continued)

	For the Nine Months Ended September 30, 2004
	BST	Other	Parent	Adjustments	Total

Total operating revenues	$12,639	$4,775	$—	$(2,260)	$15,154
Total operating expenses	11,045	3,358	(5)	(3,445)	10,953
Operating income	1,594	1,417	5	1,185	4,201
Interest expense	379	16	416	(165)	646
Equity in earnings	833	309	3,283	(4,097)	328
Other income (expense), net	6	906	(193)	(57)	662
Income from continuing operations before income taxes	2,054	2,616	2,679	(2,804)	4,545
Provision (benefit) for income taxes	444	943	(262)	479	1,604
Income from continuing operations	1,610	1,673	2,941	(3,283)	2,941
Income (loss) from discontinued operations, net of tax	—	453	453	(453)	453
Net income (loss)	$1,610	$2,126	$3,394	$(3,736)	$3,394

	For the Nine Months Ended September 30, 2005
	BST	Other	Parent	Adjustments	Total

Total operating revenues	$12,567	$5,329	$—	$(2,591)	$15,305
Total operating expenses	11,543	3,927	3	(3,841)	11,632
Operating income	1,024	1,402	(3)	1,250	3,673
Interest expense	375	14	668	(207)	850
Equity in earnings	855	86	2,494	(3,350)	85
Other income (expense), net	(24)	505	161	(115)	527
Income from continuing operations before income taxes	1,480	1,979	1,984	(2,008)	3,435
Provision (benefit) for income taxes	184	771	(311)	496	1,140
Income from continuing operations	1,296	1,208	2,295	(2,504)	2,295
Income (loss) from discontinued operations, net of tax	—	381	381	(381)	381
Net income (loss)	$1,296	$1,589	$2,676	$(2,885)	$2,676

Condensed Consolidating Balance Sheets

	December 31, 2004					September 30, 2005

	BST	Other	Parent	Adjust- ments	Total	BST	Other	Parent	Adjust- ments	Total

ASSETS
Current assets:
Cash and cash equivalents	$ 7	$ 405	$ 265	$ 3	$ 680	$12	$203	$1,778	$37	$2,030
Accounts receivable, net	75	1,005	2,918	(1,439)	2,559	57	1,982	3,425	(3,021)	2,443
Other current assets	528	4,418	160	(3,714)	1,392	440	596	44	115	1,195
Assets of discontinued operations	—	1,068	—	—	1,068	—	—	—	—	—

Total current assets	610	6,896	3,343	(5,150)	5,699	509	2,781	5,247	(2,869)	5,668

Investments in and advances to Cingular	—	21,232	1,539	—	22,771	—	21,084	—	—	21,084
Property, plant and equipment, net	21,339	665	3	32	22,039	21,007	629	3	31	21,670
Deferred charges and other assets	8,782	747	39,305	(41,434)	7,400	9,031	569	34,329	(36,318)	7,611
Intangible assets, net	1,072	391	9	115	1,587	1,019	393	8	97	1,517

Total assets	$ 31,803	$ 29,931	$ 44,199	$ (46,437)	$ 59,496	$31,566	$25,456	$39,587	$(39,059)	$57,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt maturing within one year	$ 3,016	$ 15	$ 4,248	$ (1,804)	$ 5,475	$3,942	$268	$2,454	$(4,082)	$2,582
Other current liabilities	3,941	1,165	4,905	(5,946)	4,065	4,247	1,705	519	(1,360)	5,111
Liabilities of discontinued operations	—	830	—	—	830	—	—	—	—	—

Total current liabilities	6,957	2,010	9,153	(7,750)	10,370	8,189	1,973	2,973	(5,442)	7,693

Long-term debt	3,704	107	11,874	(577)	15,108	2,951	101	11,858	(536)	14,374

Noncurrent liabilities:
Deferred income taxes	5,063	1,735	(490)	184	6,492	5,041	1,527	(240)	137	6,465
Other noncurrent liabilities	2,974	791	596	99	4,460	3,104	732	682	186	4,704

Total noncurrent liabilities	8,037	2,526	106	283	10,952	8,145	2,259	442	323	11,169

Shareholders’ equity	13,105	25,288	23,066	(38,393)	23,066	12,281	21,123	24,314	(33,404)	24,314

Total liabilities and shareholders’ equity	$ 31,803	$ 29,931	$ 44,199	$ (46,437)	$ 59,496	$31,566	$25,456	$39,587	$(39,059)	$57,550

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE N - SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Cash Flow Statements

	For the Nine Months Ended September 30, 2004

	BST	Other	Parent	Adjustments	Total

Cash flows from continuing operations:
Cash flows from operating activities	$4,472	$487	$2,437	$(1,908)	$5,488
Cash flows from investing activities	(2,058)	232	2,236	(1,144)	(734)
Cash flows from financing activities	(2,402)	(654)	1,318	2,958	1,220
Cash flows from discontinued operations	—	(101)	—	—	(101)

Net (decrease) increase in cash	$12	$(36)	$5,991	$(94)	$5,873

	For the Nine Months Ended September 30, 2005

	BST	Other	Parent	Adjustments	Total

Cash flows from continuing operations:
Cash flows from operating activities	$5,254	$1,257	$6,473	$(7,050)	$5,934
Cash flows from investing activities	(2,344)	4,709	1,975	(3,646)	694
Cash flows from financing activities	(2,905)	(6,053)	(6,935)	10,730	(5,163)
Cash flows from discontinued operations	—	(115)	—	—	(115)

Net (decrease) increase in cash	$5	$(202)	$1,513	$34	$1,350

Supplemental Data

	For the Nine Months Ended September 30, 2004
	BST		Other	Parent	Adjustments	Total
Depreciation and amortization expense	$	$ 2,520	$160	$2	$38	$2,720
Capital expenditures		$ 1,997	$116	$4	$17	$2,134

	For the Nine Months Ended September 30, 2005
	BST		Other	Parent	Adjustments	Total
Depreciation and amortization expense	$	$ 2,535	$183	$2	$36	$2,756
Capital expenditures		$ 2,336	$115	$2	$12	$2,465

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

Overview

We are a Fortune 100 company with annual revenues of over $20 billion. Our core business is wireline communications and our largest customer segment is the retail consumer. We have a significant interest in wireless communications through our ownership of approximately 40 percent of Cingular Wireless (Cingular), the nation’s largest wireless company based on revenues and number of customers. We also operate one of the largest directory advertising businesses in the United States. The great majority of our revenues are generated based on monthly recurring services.

We operate much of our business in one of the country’s strongest regional economies, where the population is increasing, real income growth is outpacing the national average and a diverse mix of businesses require advanced information and communication technology solutions. The Southeast is a positive net migration region, with net migration averaging almost 500,000 annually. The region’s real income is expected to grow 10 percent to 15 percent faster than the national average in the next five years.

INDUSTRY DYNAMICS

The communications industry has experienced a very difficult period of contraction brought on by over-investment in the late 1990s that created significant excess capacity with many companies competing for the same business. Demand in the traditional voice business has been negatively impacted by the proliferation of wireless services led by one-rate pricing plans that include a large bucket of minutes and free roaming and long-distance, the popularity of e-mail and instant messaging, and technological advances such as cable and digital subscriber lines (DSL) that obviate the need for additional telephone lines. After a period of significant growth in the 1990s, access lines, a key driver of our business, have declined steadily since 2001.

Based on comparisons to penetration rates in other parts of the world, there is still significant growth potential in the wireless market in the United States. There are currently four national wireless companies engaging in aggressive competition in a growing market. The intense competition has driven down pricing, increased costs due to customer churn and increased wireless usage as companies attempt to differentiate their service plans. Meanwhile, significant capital is being invested in networks to meet increasing demand and to upgrade capabilities in anticipation of the development of new data applications.

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

In February 2005, the FCC released its Triennial Review Remand Order (TRRO), which effectively eliminated unbundled network element–platform (UNE-P) on a nationwide basis (following a one-year transition period that expires on March 11, 2006) and provided limited unbundling relief on high-capacity loops and transport where certain competitive thresholds had been met. In response to this decision as well as previous findings of the FCC and the courts, BellSouth has entered into commercial agreements for wholesale services that replace UNE-P at negotiated rates. In addition, the FCC is reviewing other regulations that impact our business, including: the TELRIC methodology that underpins UNE pricing rules for remaining UNEs; intercarrier compensation and access charge reform; and regulation of Voice over Internet Protocol (VoIP).

We obtained some broadband freedom through an FCC decision not to require unbundling of installations that bring fiber optic technology within 500 feet of a customer’s premises. At the end of the third quarter of 2005, we had approximately 5.6 million miles of fiber, a more than 10 percent increase from September 30, 2004, and had deployed fiber-to-the-curb facilities to 1.1 million homes.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

In June 2005, the Supreme Court decided the “Brand X” case, reversing a 9th US Circuit Court of Appeals ruling that had vacated an earlier FCC ruling. The FCC had ruled that cable modem service is an information service and is not subject to the rules and regulations imposed on telecommunications services. BellSouth was an intervener in support of the FCC’s ruling. In August 2005, in response to the "Brand X" decision and the requests for relief from BellSouth and other companies, the FCC took action designed to equalize the regulatory treatment of cable modems and broadband Internet access services provided by companies such as BellSouth. The FCC order, scheduled to be effective in November 2005, designates wireline broadband Internet access services (which includes our DSL services) as an information service, and prescribes a one year transition away from the telecommunications service regulation currently imposed on those services. We expect the eventual equalization of regulation to improve our ability to compete with cable modem and other broadband Internet access services.

We have seen good progress during 2005 on state legislation to reduce regulation of our services. In May, Alabama approved a bill that will substantially decrease that state’s regulation of our traditional phone services. The Alabama bill will become effective during a transition that extends into the first quarter of 2007. Also in May, a Tennessee deregulation bill that became effective in June removed commission regulation of bundles of BellSouth’s products or services. This relief also eliminated the tariff process for new or existing bundles such as Complete Choice®, BellSouth Answers® bundles and the majority of special contracts. In June, Florida approved legislation removing regulation of broadband, VoIP, wireless and intrastate toll services, and North Carolina approved legislation that eliminated regulation of broadband services.

Despite these successes, our wireline business remains more regulated than competing businesses that use cable or wireless technologies. We will accordingly continue to encourage regulatory reform in every appropriate forum.

ACQUISITIONS AND DISPOSITIONS

In September 2005, we sold our 34.75 percent interest in Cellcom, a cellular communications operator in Israel and our last significant international investment, for gross proceeds of $625, recognizing a gain of $351, or $228 net of tax.

In October 2004, Cingular completed its previously announced acquisition of AT&T Wireless. Since September 30, 2004, Cingular has seen success in the marketplace, gaining almost 5 million new customers. Its new advertising campaigns combined with improvements in customer service and network coverage are driving customer loyalty and growth. Customer churn has reduced appreciably, integration efforts are well underway and cost synergies are contributing to margin expansion. This acquisition substantially increases BellSouth’s participation in the domestic wireless industry, bringing wireless to over 40 percent of our proportional revenues including Cingular.

In March 2004, we signed an agreement with Telefónica Móviles, S.A., the wireless affiliate of Telefónica, S.A., to sell all of our interests in our Latin American operations. The sale was completed in the first quarter of 2005 and the proceeds were used to reduce debt associated with Cingular’s purchase of AT&T Wireless.

HIGHLIGHTS AND OUTLOOK

On August 29, 2005, Hurricane Katrina caused catastrophic damage in areas of Louisiana, Mississippi and Alabama, particularly in the city of New Orleans and the Mississippi Gulf Coast. The financial impacts of the storm included lower revenue as we issued $51 in proactive billing credits to address service outages and significant customer dislocation in the hardest-hit areas. In addition, we increased our allowance for uncollectibles by $31 to cover the estimated incremental uncollectible accounts receivable due to customer displacement and incurred $10 in other expenses related to losses on work in progress and deferred costs on directories. The physical destruction led to recognition of a $166 charge for the impairment of assets that were damaged beyond repair. On September 6, 2005, we made an initial estimate of the future cost of network restoration, including capital and expense, of $400 to $600. BellSouth continues with damage assessments as we gain access to all areas. This estimate is subject to many uncertainties, the most significant of which include completion of physical surveys, the government’s specific plans for reconstruction of the City of New Orleans and the resulting impact on our network design. During the third quarter, we incurred approximately $83 in expense and $22 in capital associated with network restoration.

Despite the challenges of Hurricane Katrina, BellSouth maintained focus on the key growth areas of its business, delivering continued customer growth from broadband and long distance services. Consolidated revenues, which do not include our share of Cingular, declined slightly in the third quarter of 2005 compared to the same quarter of 2004 due in part to $51 of billing credits related to Hurricane Katrina. Revenue growth in long distance, DSL and small business services effectively offset revenue declines from residential access line loss and large business services. We added approximately 222,000 net long distance customers in the third quarter of 2005 to total nearly 7 million at September 30, 2005, while DSL net subscriber additions of 205,000 brought our total to nearly 2.7 million at September 30, 2005.

Access lines continued to decline during the third quarter of 2005 with retail access lines down 142,000, which included positive retail business line growth of 37,000. Wholesale access lines were down 511,000 compared to year-end 2004. We estimate that approximately 40,000 lines disconnected during the third quarter of 2005 as a result of Hurricane Katrina. In addition, there are approximately 100,000 to 140,000 lines in New Orleans and along the Gulf Coast that may be subject to customer extended displacement due to damage in the area. As of the end of the third quarter of 2005, these customers had not yet requested disconnection of service. Accordingly, the potential longer term impact could be in the range of

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

140,000 to 180,000 total access lines. At the same time, there are some signs of inward movement activity for customers relocating within our markets and businesses migrating to New Orleans to participate in reconstruction.

Our cost structure is heavily weighted towards labor and fixed asset related costs. In order to sustain margins, we have to adjust our workforce as market share of access lines shifts. Since the beginning of 2001, we have reduced our domestic workforce by slightly more than 17,000 employees, or 22 percent. Maintaining current operating margin levels going forward will be challenging as competition intensifies and we are forced to achieve continued increases in productivity. During the first nine months of 2005, operating margins declined 370 basis points compared to the same period in 2004 driven primarily by higher retiree medical costs and the impacts of Hurricane Katrina. While there have been some encouraging developments on the regulatory front, there will be other events such as increasing healthcare costs, continued loss of lines to wireless substitution and the roll-out of VoIP telephony by cable providers that are likely to continue to put pressure on margins.

Operating cash flow from continuing operations of $5,934 for the first nine months of 2005 was $446 higher than the same period in 2004 benefiting from lower cash income tax payments. Capital expenditures were $2,465 for the first nine months of 2005 and $2,134 for the first nine months of 2004. The increase was driven by investment in broadband infrastructure. In the next two years, operating cash flow will be negatively impacted by higher cash income tax payments as we see a reversal of the benefit derived in recent years associated with legislated tax incentives that provided for accelerated depreciation deductions that expired at the end of 2004.

Cingular Wireless

Cingular Wireless added 867,000 net customers in the third quarter of 2005, bringing its nationwide customer base to 52.3 million customers. Customer churn of 2.3 percent in the third quarter 2005 decreased 90 basis points on a pro forma basis compared to the same period in the prior year. Quarter-over-quarter, revenue growth exceeded 6 percent on a pro forma basis driven by subscriber growth partially offset by a decline in average revenue per user. Operating margin has been improving due to revenue growth and operating efficiencies from an improved acquisition cost structure, headcount reductions, systems rationalization and declining customer list amortization.

Consolidated Results of Operations

Key financial and operating data for BellSouth Corporation for the three and nine months ended September 30, 2004 and 2005 are set forth below. All references to earnings per share are on a diluted basis. The discussion of consolidated results should be read in conjunction with the discussion of results by segment directly following this section.

Following generally accepted accounting principles (GAAP), our financial statements reflect results for the Latin American operations as Discontinued Operations. The operational results and the gain associated with the sale of the Latin American businesses are presented on one line item in the income statement.

	For the Three Months Ended September 30,		Percent	For the Nine Months Ended September 30,		Percent
	2004	2005	Change	2004	2005	Change
Results of operations:
Operating revenues	$ 5,095	$ 5,072	- 0.5%	$ 15,154	$ 15,305	1.0%
Operating expenses
Cost of services and products	1,881	2,017	7.2%	5,468	5,862	7.2%
Selling, general, and administrative expenses	905	996	10.1%	2,744	2,833	3.2%
Depreciation and amortization	908	922	1.5%	2,720	2,756	1.3%
Provision for restructuring and asset impairment	–	166	*	21	181	*
Total operating expenses	3,694	4,101	11.0%	10,953	11,632	6.2%
Operating income	1,401	971	- 30.7%	4,201	3,673	- 12.6%
Interest expense	220	274	24.5%	646	850	31.6%
Net (losses) earnings of equity affiliates	73	97	32.9%	328	85	- 74.1%
Gain (loss) on sale of operations	–	351	*	462	351	- 24.0%
Other income (expense), net	63	64	1.6%	200	176	- 12.0%
Income from continuing operations before income taxes	1,317	1,209	- 8.2%	4,545	3,435	- 24.4%
Provision for income taxes	465	392	- 15.7%	1,604	1,140	- 28.9%
Income from continuing operations	852	817	- 4.1%	2,941	2,295	- 22.0%
Income (loss) from discontinued operations, net of tax	(53)	–	*	453	381	- 15.9%
Net (loss) income	$ 799	$ 817	2.3%	$ 3,394	$ 2,676	- 21.2%

* Not meaningful

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Operating Revenues

Consolidated operating revenues decreased $23 in the third quarter of 2005 and increased $151 year-to-date compared to the same periods of 2004 reflecting growth in DSL and long distance products offset by the impact of revenue declines associated with competitive access line losses and related pricing pressures. Combined revenues from DSL and long distance increased $127 in the third quarter of 2005 and $498 year-to-date compared to the same periods of 2004. The third quarter of 2005 was negatively impacted by $51 in customer billing credits issued proactively to address service outages and significant customer dislocation in areas hardest hit by Hurricane Katrina. In addition, the year-to-date 2004 period was negatively affected by a $50 customer refund accrual associated with a settlement agreement with the South Carolina Consumer Advocate. Advertising and Publishing revenues continued to grow driven by higher core print revenues and growing sales of electronic media products.

Revenue trends are discussed in more detail in the Communications Group and Advertising and Publishing Group segment results sections.

Operating Expenses

Total operating expenses increased $407 in the third quarter of 2005 and $679 year-to-date compared to the same periods of the prior year. The comparisons include the impact of a $166 asset impairment recognized in the third quarter of 2005. Expenses were significantly impacted by $124 of hurricane costs ($86 incremental to prior year hurricane impacts), including incremental overtime costs associated with network restoration and an increase to the uncollectible reserve, as well as $53 ($144 for the year-to-date period) of higher expense associated with pension and postretirement benefit plans. As a result of the agreement reached with the Communications Workers of America (CWA) in the third quarter of 2004, the increase in contractual limits of the company-funded portion of retiree medical costs (referred to as caps) created a substantive plan that is uncapped and resulted in a significant increase in the benefit obligation. This obligation is currently being recognized over the remaining years of future service to full eligibility of active plan participants. Accordingly, current period and year-to-date expense is higher than the corresponding prior year periods in which the benefit obligation was treated as a capped plan. Contract services increased $63 in the third quarter and $61 year-to-date compared to the same periods of 2004 driven primarily by information technology platform development.

In addition to the items above, the 2005 year-to-date increase includes higher costs of goods sold of $95 primarily for the provision of long distance services associated with the growth of subscribers and $89 of incremental expense for Universal Service Fund contributions due to increases in fund contribution rates and a higher assessment base driven by growth in DSL and long distance. Additionally, the 2005 year-to-date increase in Universal Service Fund contributions is related to a one-time true up of prior years’ expense.

Operating expense trends are discussed in more detail in the Communications Group and Advertising and Publishing Group segment results sections.

Interest Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2004	2005	Change	2004	2005	Change
Interest expense – debt	$ 206	$ 248	$ 42	$ 601	$ 771	$ 170
Interest expense – other	14	26	12	45	79	34
Total interest	$ 220	$ 274	$ 54	$ 646	$ 850	$ 204
Average debt balances	$14,181	$17,230	$ 3,049	$13,647	$18,400	$ 4,753
Effective rate	5.8%	5.8%	0 bps	5.9%	5.6%	- 30 bps

Interest expense associated with interest-bearing debt was higher in the third quarter and year-to-date periods of 2005 as compared to the same periods in the prior year. This was primarily the result of higher interest rates on variable rate debt and higher average debt balances due to the incremental borrowings associated with our equity contributions to Cingular to fund its acquisition of AT&T Wireless. In the year-to-date period, these impacts were partially offset by savings associated with the retirement of higher-rate long-term debt. The increase in interest expense-other relates primarily to the reversal of interest accruals in the prior year related to tax contingencies based on audit settlements.

Net earnings (losses) of equity affiliates

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2004	2005	Change	2004	2005	Change
Cingular	$ 57	$89	$ 32	$ 293	$ 53	$ (240)
Other equity investees	16	8	(8)	35	32	(3)
Total	$ 73	$ 97	$ 24	$ 328	$ 85	$ (243)

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Earnings from Cingular in third quarter 2005 were higher compared to the same period in the prior year and lower in the year-to-date period as compared to the prior year. The $32 increase as compared to the third quarter of 2004 is due primarily to revenue growth and cost synergies related to the acquisition of AT&T Wireless. The year-to-date decline is due primarily to significant growth in customers and the costs related to that growth, as well as impacts from the AT&T Wireless acquisition, which included integration costs. In addition, depreciation and amortization expense was higher in both periods of 2005 driven by increased capital investments, a reduction in the remaining useful life of TDMA assets, and amortization of the acquired customer list.

Gain (loss) on sale of operations

Gain on sale of operations in the third quarter and year-to-date periods of 2005 relate to the sale of our 34.75 percent interest in Cellcom, a cellular communications operator in Israel, for $625 in gross proceeds. As a result of the sale, we recorded a gain of $351, or $228 net of tax, which included the recognition of cumulative foreign currency translation losses of $10.

Gain on sale of operations in the year-to-date period in 2004 related to the sale of our interest in Danish wireless provider, Sonofon, for 3.68 billion Danish Kroner to Telenor ASA. As a result of the sale, we recorded a gain of $462, or $295 net of tax, which included the recognition of cumulative foreign currency translation gains of $13.

Other income (expense), net

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2004	2005	Change	2004	2005	Change
Interest income	$ 20	$ 8	$ (12)	$ 45	$ 18	$(27)
Interest on advances to Cingular	57	47	(10)	171	163	(8)
Loss on early extinguishment of debt	(14)	–	14	(14)	(42)	(28)
Other, net	–	9	9	(2)	37	39
Total Other Income (Expense), net	$ 63	$ 64	$ 1	$200	$176	$ (24)

The decline in interest income for both periods of 2005 as compared to the same periods of the prior year is primarily due to lower invested cash balances. Interest on advances to Cingular is offset by a like amount of interest expense recorded by Cingular and reported in our financial statements in the caption “Net earnings (losses) of equity affiliates.” Other, net in the third quarter and year-to-date 2005 periods is primarily comprised of gains on sales of land and buildings.

Provision for income taxes

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2004	2005	Change	2004	2005	Change
Provision for income taxes	$ 465	$ 392	$ (73)	$1,604	$1,140	$ (464)
Effective tax rate	35.3%	32.4%	- 290 bps	35.3%	33.2%	-210 bps

The lower rate in the third quarter of 2005 was impacted by a permanent tax benefit realized for a dividends received deduction related to our investment in Cingular, lower projected taxable income in 2005 due primarily to Hurricane Katrina costs, and an increase in the Medicare Part D Subsidy. In addition to these impacts, the lower rate in the year-to-date period was also impacted by release of a valuation allowance recorded against available capital loss carry forwards and a change in state income tax rates. These benefits were partially offset by recognition of a tax liability for the excess of book basis over tax basis in Cellcom.

Income (loss) from discontinued operations, net of tax

In the first quarter of 2005, we sold the final two of the ten Latin American properties, which resulted in a $390 gain, net of tax. The third quarter 2004 income includes results from operations of all ten Latin American properties. Income from discontinued operations, net of tax for the year-to-date period in 2004 includes a $357 tax benefit related to excess tax basis over book basis in our Latin American investments.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Results by Segment

Our reportable segments reflect strategic business units that offer similar products and services and/or serve similar customers. We have three reportable operating segments:

•	Communications Group;
•	Domestic Wireless; and
•	Advertising and Publishing Group.

The Company’s chief decision makers evaluate the performance of each business unit based on net income, exclusive of internal charges for use of intellectual property and adjustments for unusual items that may arise. Unusual items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. Such items are listed in the table of summary results for each segment. In addition, when changes in our business affect the comparability of current versus historical results, we adjust historical operating information to reflect the current business structure. See Note K to our consolidated financial statements for a reconciliation of segment results to the consolidated financial information.

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

BellSouth continues to focus its marketing on long distance and BellSouth® FastAccess® DSL, encouraging customers to purchase packages containing multiple telecommunications services. We also continue to experience access line losses due to wireless substitution, and to a lesser extent VoIP substitution. We expect these overall trends to continue during the remainder of 2005.

	For the Three Months Ended September 30,		Percent Change	For the Nine Months Ended September 30,		Percent Change
	2004	2005		2004	2005
Segment operating revenues:
Voice	$ 3,121	$ 3,136	0.5%	$ 9,444	$ 9,445	0.0%
Data	1,144	1,166	1.9%	3,350	3,491	4.2%
Other	353	286	-19.0%	980	895	-8.7%
Total segment operating revenues	4,618	4,588	-0.6%	13,774	13,831	0.4%
Segment operating expenses:
Cost of services and products	1,778	1,860	4.6%	5,243	5,563	6.1%
Selling, general, and administrative expenses	731	793	8.5%	2,234	2,306	3.2%
Depreciation and amortization	901	914	1.4%	2,700	2,734	1.3%
Total segment operating expenses	3,410	3,567	4.6%	10,177	10,603	4.2%
Segment operating income	1,208	1,021	-15.5%	3,597	3,228	-10.3%
Segment net income	$ 716	$ 611	-14.7%	$ 2,128	$ 1,935	-9.1%
Unusual items excluded from segment net income:
Hurricane-related expenses and asset impairment	(23)	(172)	*	(23)	(172)	*
South Carolina regulatory settlement	–	–	*	(33)	–	*
Early extinguishment of debt costs	–	–	*	–	(26)	*
Severance costs	–	–	*	(14)	–	*
Segment net income including unusual items	$ 693	$ 439	-36.7%	$ 2,058	$ 1,737	-15.6%
*Not meaningful.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

	For the Three Months Ended September 30,		Percent Change	For the Nine Months Ended September 30,		Percent Change
	2004	2005		2004	2005
Key Indicators (000s except where noted)

Switched Access Lines (1):
Residence Retail:
Primary				11,815	11,465	-3.0%
Additional				1,388	1,206	-13.1%
Total Retail Residence				13,203	12,671	-4.0%
Residential Wholesale:
Resale				115	167	45.2%
Commercial Agreements/UNE-P				2,082	1,507	-27.6%
Total Wholesale Residence				2,197	1,674	-23.8%
Total residence				15,400	14,345	-6.9%
Business Retail				5,258	5,289	0.6%
Business Wholesale:
Resale				66	59	-10.6%
Commercial Agreements/UNE-P				753	658	-12.6%
Total wholesale business				819	717	-12.5%
Total business				6,077	6,006	-1.2%
Other Retail/Wholesale Lines (primarily payphones)				99	95	-13.2%
Total Switched access lines				21,576	20,446	-5.2%

DSL customers (retail and wholesale)				1,872	2,678	43.1%
Retail long distance customers				5,663	6,993	23.5%

Switched access and local minutes of use (millions)	17,128	15,511	-9.4%	53,602	47,279	-11.8%
Retail long distance minutes of use (millions)	5,673	6,660	17.4%	15,245	18,972	24.4%
Total access minutes of use (millions)	22,801	22,171	-2.8%	68,847	66,251	-3.8%

Capital expenditures	$ 759	$ 878	15.7%	$ 2,111	$ 2,446	15.9%

(1) Prior period operating data are often revised at later dates to reflect updated information. The above information reflects the latest data available for the periods indicated.

Segment operating revenues

Growth in consumer long distance and DSL revenue was principally offset by retail residential access line losses and credits issued to customers impacted by Hurricane Katrina, resulting in a 0.7 percent year-over-year increase in consumer revenue. Revenue for our small business unit increased 6.9 percent in the third quarter of 2005 compared to the same period in 2004 driven by increased penetration of long distance and DSL and customer reacquisition and retention programs, partially offset by credits issued to customers impacted by Hurricane Katrina. Revenue for our large business segment decreased 3.2 percent in the third quarter of 2005 compared to the same period last year. Revenue growth in complex long distance services and access line gains were overshadowed by competitive pricing pressure and credits issued to customers impacted by Hurricane Katrina. Wholesale revenue decreased 1.6 percent in the third quarter of 2005 compared to the same period in the prior year as credits issued to customers impacted by Hurricane Katrina and revenue declines in transport services sold to inter-exchange carriers and switched access were nearly offset by growth in wireless transport and UNE-P revenue. Also contributing was a decrease in revenue from declines in dial-up Internet service provider (ISP) traffic.

Voice

Voice revenues increased $15 in the third quarter of 2005 and remained flat year-to-date when compared to the same periods in 2004. Access line-related revenues declined $97 in the third quarter of 2005 and $325 year-to-date when compared to the same periods in 2004. Total switched access lines declined 1,130,000, or 5.2 percent, year-over-year. The access line decline was the result of continued share loss, wireless and broadband technology substitution and, to a much lesser extent, access line losses to VoIP providers. Wholesale lines totaled over 2.4 million at September 30, 2005, down 624,000 lines year-over-year. Wholesale lines consist primarily of both the grandfathered service provided under invalidated FCC rules (UNE-P) and successor service provided under commercial contracts at negotiated rates. Commercial contracts covered more than 70 percent of the wholesale lines at September 30, 2005.

In efforts to combat share loss, we continue to grow our package services. BellSouth Answers® is our signature residential package offering, which combines various wireline, wireless, Internet services and/or DIRECTV® digital satellite television services. The package combines the Complete Choice calling plan of local service and multiple convenience calling

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

features with BellSouth Long Distance, BellSouth® FastAccess® DSL or dial-up Internet, and Cingular Wireless services. During 2004, we began offering DIRECTV® digital satellite television service through all sales channels as part of our BellSouth Answers® portfolio. This agency relationship with DIRECTV® provides us with a key competitive product with insignificant cost or capital requirements. We ended third quarter 2005 with over 4.8 million residential packages, representing a 42.5 percent penetration of our retail primary line residence base. As of September 30, 2005, almost 86 percent of Answers customers have long distance in their package and over 46 percent have either DSL or BellSouth dial-up Internet.

Long distance voice revenue increased $99 in third quarter 2005 and $333 year-to-date when compared to the same periods in 2004, driven primarily by growth in interLATA and wholesale long distance services sold to Cingular. InterLATA retail revenues increased $77 in the third quarter and $295 year-to-date reflecting continued market share gains driven by marketing efforts and the BellSouth Unlimited Long Distance Plans. Included in this increase is $7 for the quarter and $23 year-to-date related to growth in our long distance offerings in complex business. At September 30, 2005, we had nearly 7.0 million retail long distance customers and a mass-market penetration rate of almost 56 percent of our retail customer base.

Switched access revenues increased $10 in third quarter 2005 and remained relatively flat year-to-date when compared to the same periods in 2004. Declines in volumes were offset by intrastate usage rates. Our entry into interLATA long distance shifted switched access minutes from other carriers to our service, resulting in a transfer from wholesale switched access revenues to retail long distance revenue. Excluding our retail long distance traffic, switched access and local minutes of use decreased 9.4 percent in the third quarter and 11.8 percent year-to-date when compared to the same periods in 2004. The decreases are due to access line losses and alternative communications services, primarily wireless and e-mail.

Data

Data revenues increased $22 in third quarter 2005 and $141 year-to-date when compared to the same periods in 2004. Data revenues were driven by strong growth from the sale of BellSouth® FastAccess® DSL service partially offset by decreases in revenue from other data products. Combined wholesale and retail DSL revenues of $305 in the quarter and $885 year-to-date were up $43 and $175, respectively, when compared to the same periods in 2004 due primarily to a larger customer base partially offset by lower average revenue per user (ARPU). As of September 30, 2005, we had nearly 2.7 million DSL customers, an increase of 806,000 customers compared to September 30, 2004. In July 2005, BellSouth announced more straightforward consumer broadband pricing which reduced the number of FastAccess DSL price points from 21 to 3. The simplified pricing and promotional activity drove DSL net subscriber additions of 205,000 in the third quarter of 2005. During the third quarter of 2005, net subscriber additions to BellSouth’s two highest-speed DSL products made up 60 percent of total DSL net customer additions.

Revenue from other retail data products was flat for third quarter and year-to-date 2005 when compared to the same periods in 2004. Revenue from our long distance offerings in complex business increased $15 for the third quarter 2005 and $53 year-to-date when compared to the same periods in 2004. These increases were offset by declines of $15 for the third quarter of 2005 and $44 for the year-to-date period in our large business segment due to continued price pressures.

Revenues from the sale of wholesale data transport services, including long distance companies and CLECs, declined $22 in the third quarter of 2005 and $42 year-to-date when compared to the same periods in 2004. The decreases were due to declines in data transport sold to inter-exchange carriers as they continue to reduce their network costs in response to declining volumes and lower revenue related to dial-up ISP traffic partially offset by revenue growth in transport sold to wireless carriers as wireless subscribers and volumes continue to expand.

Other

Other revenues decreased $67 in third quarter and $85 year-to-date 2005 when compared to the same periods in 2004 reflecting wholesale long distance volume declines and reduced billing and collections, customer premise equipment and payphone service provider revenues.

Segment operating expenses

Cost of services and products

Cost of services and products increased $82 in the third quarter of 2005 and $320 year-to-date when compared to the same periods in 2004. The third quarter and year-to-date increases include $80 and $170, respectively, related to labor costs due primarily to increases in retiree medical costs and overtime costs associated with increased technician dispatches for DSL volumes and network maintenance; the impact of annual wage increases was substantially offset by workforce reductions. Expense associated with Universal Service Fund contributions increased $21 in the third quarter due to higher fund contribution rates and a larger assessment base driven by growth in DSL and long distance revenues. These increases were partially offset by a reduction of $12 related to penalties associated with CLEC service parity requirements.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

In addition to the labor increase described above, the year-to-date increase includes $95 in costs of goods sold principally driven by higher volumes in long distance services; $89 in Universal Service Fund contributions due to higher fund contribution rates and a larger assessment base driven by growth in DSL and long distance revenues as well as $18 related to a one-time true up of prior years’ expense; and $33 in materials and supplies driven primarily by both DSL modem cost associated with customer growth and increased fleet fuel costs. These increases were partially offset by a $29 decline in access fees due to lower volumes, a $25 decline in penalties associated with CLEC service parity requirements, and a $12 decline in consulting expenses due to specific 2004 process improvement initiatives.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $62 in the third quarter of 2005 and $72 year-to-date when compared to the same periods in 2004. The third quarter increase reflects: an increase of $59 in contract services primarily related to information technology platform development; $14 in labor costs driven by retiree medical benefits and annual wage increases; and a $9 increase in materials and supplies predominantly related to increased utility costs; offset by a $16 decrease in uncollectible expense driven by lower write-offs associated with improved economic conditions; and a $13 decline in advertising due to specific 2004 campaigns.

The year-to-date increase reflects an increase of $70 in labor costs driven by incremental retiree medical benefits, overtime costs associated with the Fair Labor Standards Act and annual wage increases, and a $66 increase in contract services related to information technology platform development. These increases were partially offset by $35 lower advertising expense due to specific 2004 campaigns and a $33 decline in uncollectible expense driven by lower write-offs associated with improved economic conditions.

Depreciation and amortization

Depreciation and amortization expense increased $13 during third quarter 2005 and $34 year-to-date when compared to the same periods in 2004 reflecting increased capital spending partially offset by reduced depreciation rates under the group life method of depreciation.

Domestic Wireless

We own an approximate 40 percent economic interest in Cingular, a joint venture with SBC Communications. Because we exercise influence over the financial and operating policies of Cingular, we use the equity method of accounting for this investment. Under the equity method of accounting, we record our proportionate share of Cingular's earnings in our consolidated statements of income. These earnings are included in the caption "Net earnings (losses) of equity affiliates." For management purposes, we evaluate our Domestic wireless segment based on our proportionate share of Cingular’s results. Accordingly, results for our Domestic wireless segment reflect the proportional consolidation of approximately 40 percent of Cingular’s results and taxes at the parent level, excluding unusual items.

On October 26, 2004, Cingular completed the acquisition of AT&T Wireless, creating the largest wireless carrier in the United States based on revenues and number of customers. The wireless industry continued its strong growth trajectory during the third quarter of 2005. Despite continued industry consolidation, competition continues to be intense among the current four national competitors, their affiliates and the smaller regional carriers. On a pro forma basis, Cingular’s average revenue per user (ARPU) declined 5.2 percent from third quarter 2004 to third quarter 2005, driven primarily by lower revenue derived from voice services partially offset by increased data-related revenues. Data revenue continues to play an increasingly important role in revenue composition, rising from 2.9 percent of ARPU year-to-date 2004 to 8.2 percent of ARPU year-to-date 2005.

	For the Three Months Ended September 30,		Percent Change	For the Nine Months Ended September 30,		Percent Change
	2004	2005		2004	2005
Segment operating revenues:
Service revenues	$ 1,548	$ 3,089	99.5%	$ 4,515	$ 9,144	102.5%
Equipment revenues	168	410	144.0%	463	1,090	135.4%
Total segment operating revenues	1,716	3,499	103.9%	4,978	10,234	105.6%
Segment operating expenses:
Cost of services and products	665	1,395	109.8%	1,851	4,171	125.3%
Selling, general, and administrative expenses	609	1,128	85.2%	1,742	3,438	97.4%
Depreciation and amortization	229	579	152.8%	676	1,857	174.7%
Total segment operating expenses	1,503	3,102	106.4%	4,269	9,466	121.7%
Segment operating income	213	397	86.4%	709	768	8.3%
Segment net income	$ 54	$ 149	175.9%	$ 202	$ 193	- 4.5%

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

	For the Three Months Ended September 30,		Percent Change	For the Nine Months Ended September 30,		Percent Change
	2004	2005		2004	2005
Unusual items excluded from segment net income:
Merger integration / fair value adjustment	(17)	(56)	*	(17)	(119)	*
Hurricane-related expenses and asset impairment	–	(23)	*	–	(23)	*
Segment net income including unusual items	$ 37	$ 70	89.2%	$ 185	$ 51	- 72.4%

Key Indicators (100% Cingular):
Cellular/PCS Customers (000s)				25,672	52,292	103.7%
Wireless service average monthly revenue per customer – Cellular/PCS	$ 50.25	$ 49.65	- 1.2%	$ 49.78	$ 49.92	0.3%
Capital Expenditures	$ 634	$ 1,346	112.3%	$ 1,751	$ 4,505	157.3%

* Not meaningful

Segment operating revenues

During the third quarter 2005, Cingular had net additions of 867,000 customers, bringing year-to-date net additions to 3.2 million and resulting in 52.3 million cellular/PCS customers on September 30, 2005. This represents a growth of 26.6 million in Cingular’s cellular/PCS customer base since September 30, 2004, including approximately 22 million customers Cingular assumed in its acquisition of AT&T Wireless. Postpaid gross additions were 76 percent of all gross additions in third quarter 2005, consistent with third quarter 2004.

For the third quarter and year-to-date 2005, the cellular/PCS churn rate was 2.3 percent and 2.2 percent, respectively, down from 2.8 percent and 2.7 percent in the corresponding periods of the prior year. Approximately 10 basis points of the reduction in Cingular’s overall churn rate quarter-over-quarter resulted from operational improvement. The remaining reduction in churn is attributable to Cingular’s adoption of a new reseller churn calculation methodology that is more comparable with its major competitors and changes to conform churn calculation methodologies of Cingular and AT&T Wireless.

Segment operating revenues, consisting of service revenue and equipment sales, increased $1,783 in the third quarter 2005 and $5,256 year-to-date, when compared with the same periods of 2004. The increase in both periods is primarily a result of the increased revenues associated with Cingular’s acquisition of AT&T Wireless in fourth quarter 2004. The growth in service revenue of $1,541 during the third quarter and $4,629 year-to-date was primarily the result of increased revenues driven by growth in the average number of customers, including the 22 million customers acquired in the AT&T Wireless transaction. Increases in data revenues also favorably impacted total service revenues. Increases in data revenues of $201 for the third quarter 2005 and $569 for the year-to-date period as compared to the prior year periods were driven by increased data service penetration and usage of SMS short messaging. Partially offsetting these increases was the loss of revenues from Cingular’s Mobitex data business, which was sold during the fourth quarter of 2004.

ARPU declined 1.2 percent to $49.65 in the third quarter, down from $50.25 in the prior year quarter. Cingular experienced a $0.14 increase in year-to-date ARPU as compared to the same period of 2004. Lower access revenue from FAMILYTALK® and reseller customers added to Cingular’s subscriber base, lower airtime charges resulting from free mobile-to-mobile calling features of many of its plans, larger bucket plans, and Rollover® plans each contributed to the decline in ARPU. This decline was partially offset for the third quarter and more than offset year-to-date by higher revenues from the former AT&T Wireless postpaid customer segment, increased per unit contributions from monthly access, data, long distance and regulatory fee revenues. Additionally, ARPU declined in both periods from decreased roaming revenues due to Cingular’s acquisition of AT&T Wireless, previously its largest roaming partner.

Equipment sales contributed to the increase in total operating revenues by $242 during the third quarter 2005 and $627 year-to-date, driven primarily by incremental revenues from new customers in former AT&T Wireless markets, higher volumes of equipment sales in the traditional Cingular markets and increased equipment sales from former AT&T Wireless customers migrating to Cingular common service offerings, combined with adjustments recorded in the three months ended September 30, 2005 to reflect lower redemption rates in handset rebate programs.

Segment operating expenses

Cost of services and products

Cost of services and products increased $730 in third quarter 2005 and $2,320 year-to-date when compared to the same periods of 2004. Cingular’s systems expense growth during the third quarter and year-to-date was driven by increased costs associated with the AT&T Wireless acquisition, including an increase in local network system costs; an increase in third-party network system costs (i.e., roaming and long distance costs); higher interconnection fees associated with a 148.1 percent and 150.5 percent growth in system minutes of use in third quarter and year-to-date, respectively, when

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

compared to the same periods of 2004; higher facilities related costs resulting from the increase in cell sites and with maintaining additional duplicate TDMA and GSM networks; and increased USF and regulatory fees from the increase in the customer base. Local network system costs also increased as a result of the termination of Cingular’s joint venture with T-Mobile. Third-party network system cost increases for the third quarter and year-to-date compared with the corresponding prior year periods included an increase in incollect roaming costs and long distance costs. Both increases were driven by higher volumes of minutes, including those minutes associated with the acquired AT&T Wireless subscribers, which more than offset rate decreases for both our incollect minutes and long distance minutes, and the elimination of intracompany roaming between former AT&T Wireless customers and Cingular.

Additionally, the growth of equipment-related expenses of $247 quarter-over-quarter and $840 year-to-date compared to the prior year periods were driven by increased gross additions, upgrade activity from the migration of former AT&T Wireless customers to Cingular common service offerings, and a shift to more advanced handsets as a result of Cingular’s GSM/GPRS/EDGE network overlay.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $519 in third quarter 2005 and $1,696 year-to-date when compared to the same periods of 2004. The growth for both periods was primarily due to the incremental expenses associated with the AT&T Wireless acquisition. Selling expenses increased as a result of increased sales personnel costs associated with the acquired AT&T Wireless sales force, higher advertising and promotions expenses and increased commissions expenses related to the 56.9 percent and 72.6 percent increase in gross customer additions for the third quarter 2005 and year-to-date 2005, respectively, compared with the corresponding prior year periods. Costs for maintaining and supporting Cingular’s customer base also increased principally due to higher customer service expenses driven by increased headcount acquired from AT&T Wireless to support a larger subscriber base, an increase in upgrade commissions primarily driven from migrating former AT&T Wireless customers to Cingular service offerings and an increase in billing and bad debt expenses also related to the growth in Cingular’s subscriber base. Additionally, administrative expenses increased as a result of the acquired AT&T Wireless administrative personnel.

Depreciation and amortization

Depreciation and amortization expenses increased $350 for the third quarter 2005 and $1,181 year-to-date compared to the same periods of 2004. Depreciation expense for the third quarter increased primarily due to incremental depreciation associated with the property, plant and equipment acquired in the AT&T Wireless acquisition and depreciation related to Cingular’s ongoing capital spending associated with its GSM network. Additionally, depreciation expense increased over the prior year period as a result of a reduction of the useful lives of certain TDMA and other equipment in connection with Cingular’s migration to GSM technology.

Depreciation expense during the third quarter also included a $20 cumulative reduction to depreciation expense on former AT&T Wireless assets in connection with the final purchase price allocation. The assets were reduced from their initial valuation as a result of integration plans approved in October 2005.

Intangibles amortization expense for the third quarter totaled $164, representing an increase of $156 compared with the prior year period, primarily due to amortization of the customer relationship and other intangible assets recorded with the AT&T Wireless acquisition. This increase was partially offset by a decrease in amortization associated with intangible assets that became fully amortized during 2004 and during the third quarter 2005. Intangible amortization is on a declining trajectory due to the accelerated method of amortizing the customer lists.

Advertising and Publishing Group

Our Advertising and Publishing Group is comprised of companies in the US that publish, print, and sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic media offerings.

In the third quarter of 2005, our Advertising and Publishing Group continued to see the favorable impact from strategic initiatives implemented in 2004 and from an improving economy, partially offset by continued competitive pressures.

	For the Three Months Ended September 30,		Percent Change	For the Nine Months Ended September 30,		Percent Change
	2004	2005		2004	2005
Segment operating revenues	$ 498	$ 509	2.2%	$ 1,491	$ 1,531	2.7%
Segment operating expenses:
Cost of services and products	89	94	5.6%	259	283	9.3%
Selling, general, and administrative expenses	173	175	1.2%	496	518	4.4%
Depreciation and amortization	7	7	—	21	21	—
Total segment operating expenses	269	276	2.6%	776	822	5.9%
Segment operating income	229	233	1.7%	715	709	- 0.8%
Segment net income	$ 141	$ 146	3.5%	$ 438	$ 441	0.7%

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

	For the Three Months Ended September 30,		Percent Change	For the Nine Months Ended September 30,		Percent Change
	2004	2005		2004	2005
Unusual items excluded from segment net income:
Hurricane-related expenses	–	(6)	*	–	(6)	*
Segment net income including unusual items	$ 141	$ 140	- 0.7%	$ 438	$ 435	- 0.7%

Capital Expenditures	$ 8	$ 7	- 12.5%	$ 22	$ 19	- 13.6%
* Not meaningful

Segment operating revenues

Segment operating revenues increased $11 in the third quarter of 2005 and $40 year-to-date compared to the same periods of 2004. These increases include an improvement in print revenues as a result of core print growth and new products, and growing electronic media revenues, partially offset by $7 in credits issued to customers impacted by Hurricane Katrina.

Segment operating expenses

Cost of services and products increased $5 in the third quarter of 2005 and $24 year-to-date compared to the same periods of the prior year primarily reflecting the impact of increased distribution volumes. Selling, general, and administrative expenses increased $2 in the third quarter and $22 year-to-date compared to the same periods of the prior year, primarily driven by increases in pension and retiree medical costs. Variable costs associated with selling also increased as a result of higher revenues and the new electronic product sales channel. Partially offsetting these increases was a decline in uncollectible expense. The decrease reflects the impact of improved collection performance between periods. Depreciation and amortization expenses were flat between periods.

Liquidity and Financial Condition

Net cash provided by (used for):

	For the Nine Months Ended September 30,
	2004	2005	Change
Continuing Operations
Operating activities	$5,488	$5,934	$446	8.1%
Investing activities	$(734)	$694	$1,428	*
Financing activities	$1,220	$(5,163)	$(6,383)	*
*Not meaningful

Net cash provided by operating activities

Cash generated by operations increased $446 during the first nine months of 2005 as compared to the same period of the prior year despite a $326 decline in operating income before depreciation, amortization and asset impairments. Approximately $200 of the decline is attributable to a non-cash increase in net pension and post-retirement benefit expense. Cash flows from operations were positively impacted by changes in working capital, primarily a decline in income tax payments of $668 in the first nine months of 2005 as compared to the prior year. The lower tax payments relate to the application of a prior year overpayment to our current year obligation and lower projected taxable income in 2005 due primarily to Hurricane Katrina costs. In addition, the first nine months of 2004 included a payment of approximately $81 to MCI WorldCom related to its emergence from bankruptcy. These positive impacts were partially offset by a $205 increase in interest payments in the first nine months of 2005 as compared to the prior year period as well as incremental hurricane impacts of approximately $85.

Net cash used for investing activities

Capital expenditures

Capital expenditures consist primarily of (a) gross additions to property, plant and equipment having an estimated service life of one year or more, plus incidental costs of preparing the asset for its intended use, and (b) gross additions to capitalized software. Our capital expenditures of $2,465 during the first nine months of 2005 and of $2,134 during the first nine months of 2004 were incurred to support our wireline network, to promote the introduction of new products and services and to increase operating efficiency and productivity. The increase in capital expenditures compared to the prior period relates primarily to the timing of increased spending on broadband initiatives to meet increasing demand.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Other investing activities

During the first nine months of 2005, we received net proceeds of $930 for the sale of our remaining Latin American operations and $625 for the sale of our investment in Cellcom. Cingular paid us $1,736 on the revolving line of credit and the advances. In addition, we purchased and sold equity securities for a net cash expenditure of $111.

During the first nine months of 2004, we received $525 for the sale of our investment in Sonofon and $109 for the repayment of our shareholder loan and accrued interest, reduced by a settlement of $17 associated with currency swap contracts. In addition, we purchased and sold equity securities for a net cash expenditure of $463 and purchased and sold short-term investments for net cash proceeds of $1,229.

Net cash used for financing activities

During the first nine months of 2005, we utilized cash from operations, debt repayments from Cingular, sales proceeds, and proceeds from debt issued in the fourth quarter 2004 to reduce short-term borrowings by $2,110 and pay down long-term debt by $1,500. In addition, we paid dividends of 83 cents per share totaling $1,520 and purchased 5.2 million shares of our common stock for an aggregate of $137, primarily to offset dilution from share issuances under employee benefit plans.

During the first nine months of 2004, we utilized cash from operations to reduce short-term borrowings by $266. We also issued $3,700 of new long-term debt. The proceeds were used to finance our portion of Cingular’s purchase of AT&T Wireless and refinance $200 in maturing debt during the second quarter and $517 of callable debt in the third quarter. In addition, we paid dividends of 77 cents per share totaling $1,407 and purchased 3.9 million shares of our common stock for an aggregate of $99.

Net cash flow from our discontinued operations

The following table represents cash flows from our discontinued operations:

	For the Nine Months Ended September 30,
	2004	2005	Change
Net cash provided by (used for):
Operating activities	$407	$10	$ (397)
Investing activities	$(380)	$(125)	$ 255
Financing activities	$(128)	$—	$ 128
Total cash flows from discontinued operations	$(101)	$(115)	$ (14)

In first quarter 2005, we purchased $125 of third party Argentine debt in connection with the sale of our Latin American properties. BellSouth received an additional $125 in proceeds at closing.

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

On October 25, 2005, we announced that the Board of Directors authorized the repurchase of up to $2 billion of common stock through the end of 2007.

Domestic Wireless

BellSouth and SBC provide unsubordinated short-term financing on a pro rata basis to Cingular to fund its cash needs arising from the ordinary course of business. Under the terms of the revolving line of credit agreement, Cingular’s

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

available cash (as defined) is paid to BellSouth and SBC and applied to reduce amounts outstanding under the line of credit agreement and the long-term advances. The agreement terminates on July 31, 2007.

As of September 30, 2005 there were no amounts outstanding under the line of credit agreement and $2,717 outstanding, including interest, in long-term advances. Cingular anticipates that it will be required to borrow funds under the revolving line of credit agreement to meet its cash requirements in the fourth quarter of 2005.

Hurricane Katrina

The liquidity impacts of Hurricane Katrina include lower revenue, increased uncollectible accounts and higher expenses and capital associated with network repair and restoration. The impact on operating free cash flow in third quarter of 2005 was approximately $130. While the negative impacts from billing credits associated with service outages and customer displacement and our uncollectible accounts receivable exposure are expected to decline in the short-term, spending related to network restoration and repair costs will continue over a longer time horizon. On September 6, 2005, we made an initial estimate of the future cost of network restoration, including capital and expense, of $400 to $600. BellSouth continues with damage assessments as we gain access to all areas. This estimate is subject to many uncertainties, the most significant of which include completion of physical surveys, the government’s specific plans for reconstruction of the City of New Orleans and the resulting impact on our network design.

Cash management

BellSouth Corporation’s primary source of cash flow is dividends from its subsidiaries. Generally, we do not permit our subsidiaries to accumulate cash, requiring them to pay out either net income or cash flow available in the form of dividends. Funding requirements for wholly owned domestic subsidiaries are fulfilled by BellSouth Corporation.

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

At September 30, 2005, our long-term debt rating was A2 from Moody’s Investor Service and A from Standard and Poor’s. Our short-term debt rating at September 30, 2005 was P-1 from Moody’s and A-1 from Standard and Poor’s. Moody’s outlook on both our short and long-term ratings remains negative. The negative ratings outlook reflects Moody’s concern that significant and expanding competitive challenges, especially in the wireline business, may erode BellSouth’s ability to reduce debt levels and restore balance sheet strength to sufficiently offset increasing business risk. Standard and Poor’s also has a negative outlook on our long-term debt rating. The reasons given are increasing competition in our wireline business from the cable television companies, which could drive down pricing and squeeze operating margins, and near term pressures from the integration of AT&T Wireless.

Our authorized commercial paper program as of September 30, 2005 was $10.5 billion, with $1.1 billion outstanding. We believe that we have ready access to the commercial paper market in the event funding in excess of our operating cash flows is needed. We also have a registration statement on file with the SEC under which $3.1 billion of long-term debt securities could be issued. Our sources of funds — primarily from operations and, to the extent necessary, from readily available external financing arrangements — are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the operating needs of our business for at least the next twelve months.

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

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Market Risk

For a complete discussion of our market risks, you should refer to the caption “Quantitative and Qualitative Disclosure About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2004. Our primary exposure to market risks relates to unfavorable movements in interest rates. We do not anticipate any significant changes in our objectives and strategies with respect to managing such exposures.

To manage our risk from fluctuations in interest rates, we enter into interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. In the first nine months of 2005, we entered into three additional interest rate swaps with a combined notional value of $300, bringing the total notional value of our fair value hedges to $1,700 as of September 30, 2005. Subsequent to third quarter 2005, we entered into an additional fair value interest rate swap with a notional value of $100.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Other than repayments of debt as discussed in the Liquidity and Financial Condition Section, there are no material changes with respect to off-balance sheet arrangements and aggregate contractual obligations as presented in our annual report on Form 10-K for the year ended December 31, 2004.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective at providing reasonable assurance that all material information relating to BellSouth (including consolidated subsidiaries) required to be included in our Exchange Act reports is reported in a timely manner. In addition, based on such evaluation we have identified no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•

changes in laws or regulations, or in their interpretations, which could result in the loss, or reduction in value, of our licenses, concessions or markets, or in an increase in competition, compliance or other costs or capital expenditures;

•	continued pressures on the telecommunications industry from a financial, competitive and regulatory perspective;
•	the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;
•	changes in the federal and state regulations governing the terms on which we offer retail and wholesale services;
•	continued successful penetration of the interLATA long distance market;
•	the impact on our business of consolidation in the wireline and wireless industries in which we operate;
•	the issuance by the Financial Accounting Standards Board or other accounting bodies of new accounting standards or changes to existing standards;
•	changes in available technology that increase the impacts of technology substitution;
•	the impact on our business of extreme weather conditions in our region, including hurricanes and other storms;
•	higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;
•	the outcome of pending litigation; and
•	unanticipated higher capital spending from, or delays in, the deployment of new technologies.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of material developments relating to certain pending legal proceedings, see Note M to the consolidated financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of our equity securities during the third quarter of 2005.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value that May Yet Be Purchased Under the Plan (2)
July 1 - 31, 2005	52	$ 26.59	—	—
August 1 - 31, 2005	2,000,000	$ 27.11	—	—
September 1 - 30, 2005	10	$ 26.24	—	—
Total	2,000,062	$ 27.11	—	—

(1) Includes 62 shares purchased from employees to pay taxes related to the vesting of restricted shares, at an average price of $26.53, and 2,000,000 shares purchased from the external markets, at an average price of $27.11. Excludes shares purchased from employees to pay taxes related to the exercise of stock options.

(2) On October 25, 2005, we announced that the Board of Directors authorized the repurchase of up to $2 billion of common stock through the end of 2007.

Item 6. Exhibits

Exhibit
Number

4a

No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such instrument to the SEC upon request.

10ii	First Amendment to the BellSouth Corporation Stock and Incentive Compensation Plan dated as of September 26, 2005.
11	Computation of Earnings Per Common Share.
12	Computation of Ratio of Earnings to Fixed Charges.
31a	Section 302 certification of F. Duane Ackerman.
31b	Section 302 certification of Ronald M. Dykes.
32	Statement Required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLSOUTH CORPORATION

By /s/ Pat Shannon

PAT SHANNON

Senior Vice President – Finance and Controller

(Principal Accounting Officer)

November 3, 2005

EXHIBIT INDEX

Exhibit
Number

4a

No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such instrument to the SEC upon request.

10ii	First Amendment to the BellSouth Corporation Stock and Incentive Compensation Plan dated as of September 26, 2005.
11	Computation of Earnings Per Common Share.
12	Computation of Ratio of Earnings to Fixed Charges.
31a	Section 302 certification of F. Duane Ackerman.
31b	Section 302 certification of Ronald M. Dykes.
32	Statement Required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.