Form 10-K
period 2005-12-31
BELLSOUTH CORP
filed 2006-02-28
CIK 732713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

✓	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ✓    No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes         No ✓
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ✓    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ✓               Accelerated filer                 Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes         No ✓
At January 31, 2006, 1,797,816,495 shares of Common Stock and Preferred Stock Purchase Rights were outstanding.
At June 30, 2005, the aggregate market value of the voting and non-voting common stock held by nonaffiliates was $48,669,758,806 based on the closing sale price as reported on the New York Stock Exchange.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement issued in connection with the 2006 annual meeting of shareholders filed with the SEC within 120 days after December 31, 2005 (Part III).

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
Fifteen Year 5 7/8% Debentures, due January 15, 2009
Thirty Year 7% Debentures, due October 1, 2025
Fifty Year 5.85% Debentures, due November 15, 2045
One Hundred Year 7% Debentures, due December 1, 2095
Principal Amount of One Hundred Year 6.65% Zero-To-Full Debentures, due December 15, 2095
Thirty Year 6 3/8% Debentures, due June 1, 2028
(a) Subsequently merged with and into BellSouth Corporation.
BELLSOUTH 2005      1

*	All or a portion of the referenced sections have been included in BellSouth Corporation’s definitive proxy statement issued in connection with the 2006 annual meeting of shareholders filed with the SEC within 120 days after December 31, 2005 and incorporated herein by reference.
2      BELLSOUTH 2005

PART I
Cautionary Language Concerning
Forward-Looking Statements
In addition to historical information, this document contains forward-looking statements regarding business prospects, financial trends and accounting policies that may affect our future operating results, financial position and cash flows. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, they include statements relating to future actions, prospective products and services, future performance or results of current and anticipated products and services, sales efforts, capital expenditures, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.
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
    While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

•	the impact and the success of Cingular Wireless, our wireless joint venture with AT&T Inc. (AT&T) (formerly SBC Communications, Inc.), including marketing and product development efforts, technological changes and financial capacity;
•	Cingular Wireless’ failure to realize, in the amounts and within the timeframe contemplated, the capital and expense synergies and other financial benefits expected from its acquisition of AT&T Wireless as a result of technical, logistical, regulatory and other factors;
•	changes in laws or regulations, or in their interpretations, which could result in the loss, or reduction in value, of our licenses, concessions or markets, or in an increase in competition, compliance costs or capital expenditures;
•	continued pressures on the telecommunications industry from a financial, competitive and regulatory perspective;
•	the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;
•	changes in the federal and state regulations governing the terms on which we offer retail and wholesale services;
•	the impact on our business of consolidation in the wireline and wireless industries in which we operate;
•	the impact on our network and our business of adverse weather conditions;
•	the issuance by the Financial Accounting Standards Board or other accounting bodies of new accounting standards or changes to existing standards;
•	changes in available technology that increase the likelihood of our customers choosing alternate technology to our products (technology substitution);
•	higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;
•	the outcome of pending litigation; and
•	unanticipated higher capital spending from, or delays in, the deployment of new technologies.

Item 1.	Business
OVERVIEW
In this document, BellSouth Corporation and its subsidiaries are referred to as “we”, the “Company” or “BellSouth.”
    We are a Fortune 100 company with annual revenues of over $20 billion. Our core business is wireline communications and our largest customer segment is the retail consumer. We have interests in wireless communications through our ownership of 40% of Cingular Wireless, the nation’s largest wireless company based on number of customers and revenue. We also operate one of the largest directory advertising businesses in the United States. We have assets of approximately $57 billion and employ approximately 63,000 individuals. Our principal executive offices are located at 1155 Peachtree Street, N.E., Atlanta, Georgia 30309-3610 (telephone number 404-249-2000). We were incorporated under the laws of the State of Georgia and became a publicly traded company in December 1983 as a result of the breakup of the Bell System.
    Over the past 18 months, we realigned our asset portfolio towards wireless and broadband. We increased our investment in the domestic wireless business through Cingular Wireless’ acquisition of AT&T Wireless in October 2004. With the AT&T Wireless acquisition, over 40% of BellSouth’s revenue on a proportional basis is derived from wireless. We completed the sale of our Latin American operations to Telefónica Móviles in early 2005.
    We have three operating segments that are the focus of our business:

•	Communications Group;
•	Wireless; and
•	Advertising & Publishing Group.
BELLSOUTH 2005      3

See Note P to our consolidated financial statements for financial data on each of our segments.
Communications Group
OVERVIEW
We are the leading communications service provider in the southeastern United States (US), serving substantial portions of the population within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications, Inc. (BST), our wholly-owned subsidiary, provides wireline communications services, including local exchange, network access, intraLATA long distance services and Internet services. BellSouth Long Distance, Inc. (BSLD), our long distance subsidiary, provides long distance services to residential and small business customers in our nine southeastern states, long distance services to enterprise customers with locations throughout the country, and wholesale long distance primarily to Cingular Wireless. Communications Group operations generated 90% of our total operating revenues in 2003, 2004 and 2005.
    While we provide telecommunications service to the majority of the metropolitan areas in our region, there are many localities and sizable geographic areas within the region that are served by nonaffiliated telecommunications carriers. In addition, there is increasing competition within our territory from wireless carriers, cable television operators, voice over Internet protocol (VoIP) providers and other telecommunications carriers. Effective January 1, 2006, we reorganized our operations to parallel our major customer bases: retail markets and business markets.
    Retail Markets. In addition to providing traditional local and long distance voice services, this unit focuses on providing advanced voice, data, Internet and networking solutions to residential customers and small and medium-sized businesses. It offers a full selection of standard and customized communications services to this market. While traditional local and long distance telephone services, including convenience features such as caller ID, call forwarding, voice mail, and dial-up access to the Internet, remain the core of this market, customer demands are rapidly broadening to include an expanded range of services, from high-speed DSL Internet services to home networking to video services. During 2005, the consumer unit represented 44% of Communications Group revenues while the small business unit represented 13% of Communications Group revenues.
    Business Markets. This unit provides (1) a wide range of standard and highly specialized services and products to large and complex business customers and (2) interconnection (referring to the link between our telecommunications network and the telecommunications networks of other service providers) to our network and other related wholesale services to telecommunications carriers for use in providing services to their customers, as well as services such as voice and data transport. In addition to providing traditional local and long distance voice services, we offer our large business customers Internet access, private networks, high-speed data equipment and transmission, conferencing and industry-specific communications arrangements for industries such as banking, healthcare and manufacturing. We also offer a variety of data services to our wholesale customers. During 2005, the large business unit represented 17% of Communications Group revenues, and interconnection services represented 23% of Communications Group revenues and 42% of our reported data revenues.
WIRELINE STRATEGY
Our business strategy is to solidify BellSouth as the leading choice of customers in the southeast for an expanding array of voice, data and Internet services and to meet our customers’ needs through teaming or wholesale service arrangements with other companies.
    We intend to:

•	optimize our portfolio of retail and wholesale products and services by utilizing marketing approaches targeted to our different customer segments, by providing superior service and by offering flexible packages of voice, data and multimedia applications through improved distribution channels and systems;
•	become the leading provider of local broadband/Internet Protocol (IP) services in the southeast by deploying new broadband/IP platforms that support both voice and data services as well as other new service applications; and
•	reduce our cost structure by managing the utilization of existing assets and redirecting spending to focus new investment on high-growth products and services.
WIRELINE OPERATIONS
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
    We also offer our voice services on a wholesale basis to other competitive local exchange carriers for provision to their customers. Competitors primarily utilize our local network under various methods, including resale, the use of our loop transmission paths (unbundled network element loops, or UNE-L) and, to a greater extent, the use of commercial agreements that provide the combined elements of our network necessary for the offering of voice service. The commercial agreements are successor arrangements to the unbundled network element platform (UNE-P) previously mandated by the Federal Communications Commission (FCC). In February 2005, the FCC re-
4      BELLSOUTH 2005

leased an order that effectively relieved us of the obligation to accept new UNE-P service orders and that provided a 12-month transition to phase out existing UNE-P service. That transition ends March 11, 2006.
    We provide network access and interconnection services by connecting the equipment and facilities of our customers with the communications networks of long distance carriers, competitive switched and special access providers, and wireless providers, including Cingular Wireless. Similarly, we provide access and interconnection services to competitive local exchange carriers so their subscribers can reach ours and vice versa.
    We offer a wide array of long distance calling plans to both our residential and business customers. Many of these long distance offers have been packaged with our local, data and wireless offerings so as to present a “bundle” of services to our customers. These “bundles” generally allow customers to purchase services at prices lower than they would have paid if they had bought the underlying services on a stand alone basis. As of December 31, 2005, BellSouth has achieved a long distance penetration of 58% of its mass market customer base.
    Wireline voice services provided approximately 62% of BellSouth’s total operating revenues for 2003 and 2004 and 61% for 2005.
Broadband and data services
As use of the Internet grows and as corporate data applications increase in sophistication and scope, the market for broadband and data services is expanding and evolving. BellSouth will continue to expand its capabilities in order to maintain a leadership position in the broadband and data communications market. Investment in service infrastructure is strategically managed to enable delivery of services offering increasing capacity and functionality. In parallel, we continue to use new advances in digital technology to bolster the broadband capabilities of our entire network. The emergence of high-performance broadband and digital infrastructure offers the ability to use these networks for real-time communications including voice and video using various technologies such as softswitches (software-based switching platforms), VoIP and other IP-enabled service technologies.
    We offer a wide range of data services serving the retail as well as the wholesale markets. Revenues from retail offerings such as BellSouth® FastAccess® DSL, ISDN, Frame Relay, LightGate® and SMARTRing® accounted for 58% of total data revenues in 2005 while wholesale offerings accounted for the remaining 42%.
    DSL service is an important broadband service for BellSouth. Almost 85% of the households in our region are qualified to receive DSL from BellSouth, and we ended 2005 with almost 2.9 million DSL subscribers. BellSouth participates in the DSL market in two significant ways. First, we offer retail DSL-based high speed Internet service that we market under the name BellSouth® FastAccess® DSL. Second, we offer certain DSL transport products to Internet service providers and other carriers, which, in turn, provide information services, such as Internet access, to their end users.
    We have differentiated our Internet access products by providing a range of tiered speeds and associated pricing that appeal to a larger market. We currently offer four levels of service: downstream speeds of up to 256 kps, up to 1.5 megabits, up to 3.0 megabits and (introduced in late 2005) up to 6.0 megabits. We have announced plans to continue to upgrade our capabilities and expand our DSL footprint in 2006. In addition, at December 31, 2005 we had over 830,000 dial-up customers. This is an important market as it provides a pool of potential customers for our higher speed products.
    Through arrangements with Qwest Communications Corporation and Sprint Nextel Corporation, we are able to offer data services to meet the needs of sophisticated business purchasers of long distance services. These complex services are offered to enterprise business customers not just in our nine state region, but throughout the US. We intend to pursue additional relationships as we look to expand our enterprise business.
    In 2004, BellSouth began offering a variety of new network based VoIP services that may be accessed by customers over BellSouth’s existing broadband service facilities. BellSouth currently offers:

•	a suite of VoIP network based IP products, including Internet Protocol Telephone Gateway (IPTG) service and VoIP Conversion service for Interconnection Service customers;
•	a VoIP service specifically designed for Large Business customers and known as BellSouth Converged Solutions (limited trial basis); and
•	a number of PBX equipment-based IP voice and data services; and
•	VoIP services for certain of our retail market customers.
We expect to develop and introduce additional VoIP services to all of our customer market segments as this new technology continues to evolve in the marketplace.
    Broadband and data services generated approximately 21% of BellSouth’s total operating revenues for 2003, 22% for 2004 and 23% for 2005.
Video
In August 2004, we began acting as a selling agent for DirecTV® service. This relationship enables us to offer a bundle of wireline and wireless voice along with data and video. We recently signed a five-year exclusive marketing alliance with DIRECTV, Inc. As part of this new agreement, DIRECTV’s residential customers across our nine-state service area can now order BellSouth® FastAccess® DSL services directly from DIRECTV.
    As technology evolves, we are continuing to look at future options for providing video services. For example, in 2005 we commenced a trial of Microsoft® IP-TV technology that, if commercially deployed, would enable BellSouth to deliver an integrated suite of new voice, data and interactive video capabilities and services to our customers over an upgraded DSL-based broadband transmission platform.
Other Communications Group revenues
Other Communications Group revenues are comprised primarily of charges for billing and collection services for carriers, enhanced white pages listings, customer late
BELLSOUTH 2005      5

payment fees, customer premises equipment sales and maintenance services. Other revenue also includes charges for permitting our competitors to set up their equipment in our facilities (referred to as collocation). Historically, revenues from local payphone services were included in this category. By the end of 2003, we had ceased offering local payphone services. BellSouth also provides wholesale long distance services, primarily to wireless communications providers and smaller wireline telecommunications providers, as well as to unaffiliated long distance providers. Other Communications Group services provided approximately 7% of BellSouth’s total operating revenues for 2003 and 6% for 2004 and 2005.
WIRELINE TECHNOLOGY
The wireline portion of the telecommunications industry is rapidly transforming from a circuit switched voice environment to broadband services network. This transformation has fiber optic cable, Internet Protocol (IP), Ethernet and evolving Digital Subscriber Line (DSL) technologies at its core.
    BellSouth is well positioned for this transformation due to the high level of fiber in its network and the advanced nature of its IP network. Approximately half the homes in the BellSouth region are expected to be within 5,000 feet of fiber and to be served by Gigabit Ethernet-fed IP aware DSL technology by December 31, 2007. This can be achieved at a reasonable economic cost due to the Company’s history of fiber investment and deployment. At these short distances, data speeds of 12Mbps+ (single lines) and 24Mbps+ (two “bonded” lines) are possible with ADSL2+ technology, which is an evolution of DSL technology. With the completion of even more advanced standards in 2005, referred to as VDSL2, even higher speeds are expected to be possible at shorter distances in 2007.
    The transformation, when complete, will allow a single converged IP network to provide voice, data, and video services. As an example of potential new services, voice over IP (VoIP) may enable cost savings and differentiated feature capabilities. VoIP can also provide the basis for converged wireless/wireline services in conjunction with Cingular. This capability would combine the best of the wireless and wireline networks in a handset that operates as a cell phone while away from the home and as a “VoIP cordless” while in the home, for both voice and data services. In the business markets BellSouth has been successful with IP, Ethernet and Virtual Private Network data services. The same Regional Internet Backbone that was built to support these services will potentially be used to transport VoIP and video services, again demonstrating the power of converged IP networking.
WIRELINE COMPETITION
Our voice services face significant competition from wireless, cable and other telecommunication service providers. In addition, we are facing fierce competition from cable companies and other entities for our mass market broadband Internet access service.
Wireless providers
Our wireline services face strong competition from wireless service providers. The major wireless carriers have created lower price point service offerings that include large buckets of anytime minutes with long distance, causing many customers to choose wireless for their primary voice communications option. As wireless companies expand their offerings to include high speed data services, we expect this migration trend to continue.
Broadband service providers
Technological developments have made it feasible for cable television networks to carry data and voice communications. Our cable competitors, such as Time Warner, Inc., Comcast Corporation, and Cox Communications, Inc., are increasingly targeting our mass market broadband Internet access service. In addition, we are seeing competitive threats in some areas from community Wi-Fi programs as well as broadband over power lines. New competition for our voice services is also resulting from the development of commercial applications using Internet Protocol technology, such as VoIP. This medium could attract substantial traffic because of its lower cost structure due in part to the fact that Federal and State authorities are not currently imposing charges and taxes on most communications carried over this technology.
Telecommunication service providers
We compete for customers based principally on service offerings, price and customer service. Increasing competition has resulted in innovative packaging and services that strive to simplify the customer’s experience. Pricing pressures in the market have increased, resulting in opportunities for the customer to purchase value based packages and services. Competitive pressures have resulted in an increase in advertising and promotional spending. Competitors are able to resell our local services, or lease separate unbundled network elements (UNE). In addition, an increasing number of voice and data communications networks utilizing fiber optic lines have been constructed by communications providers in all major metropolitan areas throughout our wireline service territory.
    UNE prices are determined using an FCC-prescribed forward-looking cost model and the premise of a hypothetical, most efficient, lowest cost network design. Because the pricing is not based on actual cost, certain costs that exist in today’s network are not adequately addressed in the determinations. For the past several years, our competitors’ use of UNEs and the UNE platform have resulted in lower revenue per access line and had a detrimental impact on our margins as we were not allowed to charge UNE competitors for the actual cost we incurred to maintain and service the access lines. The impact could be increased by competitors’ offering of service bundles that target high value customers. In addition, competitors’ offerings could sometimes cause us to lose revenues from non-UNE sources, including access to our switches and calling features, inside wire maintenance, operator services and directory assistance. As a result of regulated artificially low wholesale prices and highly competitive retail pricing, our competitors have been effective in gaining market
6      BELLSOUTH 2005

share, primarily in metropolitan areas. At December 31, 2005, we had provisioned approximately 2.2 million resale and UNE lines to competing carriers, a decrease of 25 percent since December 31, 2004. The FCC issued new rules in February 2005, which are effective in March 2006, that effectively ended the UNE platform and somewhat reduced the availability of certain high capacity loops and transport. We have subsequently negotiated contracts with many competitors that provide them with a commercial successor to the UNE platform. These commercial arrangements reduce our exposure to the former artificially low wholesale prices and terms mandated by regulation for the UNE platform. For competitors that have not chosen a commercial arrangement, we are litigating changes to the UNE platform terms of their contracts before state commissions, and the conduct of that litigation may cause some delay in our implementation of the FCC rules. The new FCC rules retain other UNEs that we expect competitors will continue to use. When used, the UNEs have the detrimental effects described above.
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
    Although our competitors vary by state and market, we believe that at December 31, 2005 our most significant local service competitors were AT&T Corp. and MCI Inc. (currently known as Verizon Communications, Inc.) and our most significant long distance competitors included AT&T, Verizon and Sprint Nextel Corporation.
WIRELINE REGULATORY ENVIRONMENT
The FCC regulates rates and other aspects of our provision of interstate telecommunications services, including international rates and interstate access charges. The FCC also defines network elements and establishes other telecommunications policies, including policies related to broadband services. State regulatory commissions have jurisdiction over our provision of intrastate telecommunications services (including traditional local voice service, and intrastate long distance and intrastate access services) to the extent defined by state law. Access charges are designed to compensate our wireline subsidiary for the use of its networks by other carriers. Our future operations and financial results will be substantially influenced by developments in a number of federal and state regulatory proceedings. Adverse results in these proceedings could materially affect our revenues, expenses and ability to compete effectively against other telecommunications carriers.
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
Wireless
OVERVIEW
Our wireless business consists of a 40 percent interest in Cingular Wireless. Cingular Wireless is a joint venture that was formed by combining the former domestic wireless operations of BellSouth and AT&T (formerly SBC). Cingular Wireless is operated independently from both parents, currently with a six member Board of Directors comprised of three directors from each parent. BellSouth and AT&T share control of Cingular Wireless. Cingular Wireless is a SEC registrant by virtue of its publicly traded debt securities. Accordingly, it files separate reports with the SEC.
    Cingular Wireless provides a wide array of wireless services for individual, business and governmental users. At December 31, 2005:

•	Cingular Wireless reported US wireless cellular service and personal communication services (PCS) customers totaling 54.1 million;
•	86 percent of Cingular Wireless’ subscriber base was GSM-equipped and 95 percent of its total minutes were carried on its GSM network; and
•	Cingular Wireless had over 24 million active users of its data services.
    Cingular Wireless has access to licenses, either through owned or leased licenses or licenses owned by joint ventures and affiliates, to provide cellular or PCS wireless communications services covering an aggregate of 294 million in population (POPs) or approximately 99 percent of the US population, including all of the 100 largest US metropolitan areas. Cingular Wireless supplements its own networks with roaming agreements that allow its subscribers to use other providers’ wireless services in regions where it does not have network coverage. Cingular Wireless refers to the area covered by its network “footprint” and roaming agreements as its coverage area. Through roaming agreements with foreign carriers, Cingular Wireless provides its customers equipped with multi-band devices the largest global coverage of any US wireless carrier, with service available in over 180 countries. Cingular Wireless also offers multi-band devices, and accessories,
BELLSOUTH 2005      7

that allow its customers to access networks using both the cellular and PCS frequencies across the US as well as international networks around the world.
    Cingular Wireless plans to continue to expand its service and coverage area and increase the capacity and quality of its digital network through new network construction, acquisitions, joint ventures, and roaming arrangements with other wireless providers.
    Along with completing the integration of AT&T Wireless, Cingular Wireless’ primary business initiatives for 2006 include the development of the Business Markets Group, expansion of its voice and data networks and the continuing deployment of high-speed Universal Mobile Telephone System (UMTS) third-generation (3G) service throughout the majority of the largest US metropolitan markets where it has not yet been deployed.
    As a result of the AT&T Wireless acquisition, which was completed in October 2004, Cingular Wireless dissolved its joint venture with T-Mobile and, in January 2005, sold its ownership of its California/Nevada Major Trading Area (MTA) network assets to T-Mobile for approximately $2.5 billion in cash. The ownership of the New York network assets returned to T-Mobile. Cingular Wireless retained the right to utilize the California/Nevada and New York networks during a four-year transition period and has guaranteed the purchase of a minimum number of minutes over the term with a minimum purchase price of $1.2 billion. Cingular Wireless and T-Mobile retained all of their respective customers in each market.
WIRELESS STRATEGY
Cingular Wireless intends to be the pre-eminent wireless communications company in the US. Its business strategies to achieve that goal are to:

•	build the best network by completing the integration of the Cingular Wireless and AT&T Wireless networks, accelerating the build out of the network to improve coverage in suburban and neighborhood areas and strengthen the in-building penetration in urban areas, deploying UMTS/HSDPA in major markets across the country and working with its rural roaming partners to improve and expand coverage outside of its footprint and assist them in providing consistent products and services to its customers that roam onto their networks;
•	deliver exceptional customer service by implementing policies and procedures at every point of contact with its customers to improve the customer experience;
•	rationalize its direct and indirect distribution points and expand sales locations opportunistically to create an unmatched distribution network;
•	continue to offer compelling products and services including devices, features and pricing plans, that differentiate Cingular Wireless from its competitors; and
•	drive financial results by quickly and efficiently completing the integration of AT&T Wireless’ business and operations.

WIRELESS OPERATIONS
Voice services
Cingular Wireless offers a comprehensive range of high-quality wireless voice communications services in a variety of pricing plans, including national and regional rate plans as well as prepaid service plans. Its voice offerings are tailored to meet the communications needs of targeted customer segments, including youth, family, active professionals, local and regional businesses and major national corporate accounts. The marketing and distribution plans for its voice services are further targeted to the specific geographic and demographic characteristics of each of Cingular Wireless’ markets. Voice services revenue contributed 89%, 85% and 81% to operating revenue in 2003, 2004 and 2005, respectively.
POSTPAID VOICE SERVICE
Consumer postpaid voice service is generally offered on a contract basis for one or two year periods. Under the terms of these contracts, service is billed and provided on a monthly basis according to the applicable rate plan chosen. Wireless services include basic local wireless communications service, long distance service and roaming services. Roaming services enable its customers to utilize other carriers’ networks when they are “roaming” outside Cingular Wireless’ network footprint. Cingular Wireless also charges fees to other carriers for providing roaming services to their customers when their customers utilize its network. Cingular Wireless had approximately 46.3 million postpaid subscribers (excluding reseller subscribers) at December 31, 2005. In addition to basic wireless voice telephony services, Cingular Wireless offers enhanced features with many of its pricing plans. These features include caller ID, call waiting, call forwarding, three-way calling, no answer/busy transfer and voice mail. In addition, many of Cingular Wireless’ postpaid plans include unlimited mobile-to-mobile and unlimited off peak hour calling. In most markets, Cingular Wireless also makes available additional services for a monthly fee, such as Push-to-Talk voice service, discounted international roaming and international long distance, expanded off peak hours, roadside assistance and handset insurance. Special handsets are required for Push-to-Talk and international roaming services.
    Cingular Wireless’ primary marketing emphasis is on enrolling customers in postpaid service calling plans. Despite the relatively higher cost of enrollment due to handset subsidies and sales commission structure, such customers generate higher revenue and have a lower churn rate than prepaid service customers. Accordingly, a significant component of its strategy consists of developing value-added plan features, ancillary services, unique devices and promotions to attract and retain postpaid customers. In 2005, Cingular Wireless continued to focus on simplifying and enhancing its national and international calling plans. Cingular Wireless emphasizes national calling plans without roaming or long distance charges due to the simplicity and value of the plans and expanded mobile-to-mobile coverage areas to include non-Cingular network areas in the calling plan area to take advantage of its large calling community. Thus, as its coverage and that of
8      BELLSOUTH 2005

its GSM roaming partners expands, so does the calling area of Cingular Wireless’ customers, which further enhances its brand messages. Cingular Wireless’ FAMILYTALK® plans, which add lines at substantial discounts to high-priced accounts, continue to be popular and to contribute a significant portion of its postpaid customer growth. The ROLLOVER® rate plans, which allow Cingular’s customers to carry over any unused “anytime” minutes from month-to- month for up to one year, continue to be offered exclusively by Cingular Wireless. Cingular Wireless enhanced its international GSM voice roaming coverage to over 180 countries for subscribers with compatible devices. Additionally, in 2005 Cingular Wireless introduced a new international services feature package providing discounted voice roaming to Western Europe and discounted international long distance dialing from the US.
    Cingular Wireless’ business customers can take advantage of consumer postpaid voice plans, as well as a number of business-specific devices and features, and pooled and flat rate plans. Cingular Wireless’ pooled rate plans allow enterprises to share minutes and megabytes across their employee base.
PREPAID VOICE SERVICE
Cingular Wireless offers prepaid service to meet the demands of distinct consumer segments, such as the youth market, families and small business customers, who prefer to control usage or pay in advance. Cingular Wireless’ prepaid services are marketed as GoPhone® branded services with payment options including “Pay As You Go” and “Pick Your Plan”. GoPhone® Pick Your Plan allows predefined monthly minute replenishment to occur automatically with pre-authorized charges against a customer’s credit card, debit card or checking account. GoPhone® Pay As You Go is more of the traditional prepaid service where minutes can be purchased online, through the customer’s wireless device or through the purchase of prepaid cards. As of December 31, 2005, retail prepaid users represented approximately 6 percent of Cingular Wireless’ total customers. Cingular Wireless believes its prepaid service offering benefits from being part of a national brand, particularly with regard to distribution. Cingular Wireless’ prepaid strategy focuses on increasing the profitability of these prepaid customers through offering a wider array of services and features to increase revenue and retention of these customers. Its prepaid services offer customers many features available on Cingular Wireless’ postpaid plans, including unlimited nights and weekends, long distance, caller ID, call waiting, voicemail and roaming, as well as enhanced features like text messaging, downloadable graphics and ringtones, games and information alerts. At the same time, the customer retains the benefits of no credit check and enhanced ability to control spending, and GoPhone® customers also have no contract or monthly billing. In addition, Cingular Wireless continues to focus on increasing the distribution of its prepaid offering to include the Internet, automated replenishment services and strategic retail partners that allow its prepaid service to be truly a product of convenience.
    Consistent with the industry, Cingular Wireless experiences higher subscriber churn rates and lower revenue per customer with prepaid customers than its postpaid customers; however, these impacts are somewhat offset by the higher revenue per minute earned, the absence of significant payment defaults and a lower cost of acquiring new prepaid customers, including lower handset subsidies.
Data services
Cingular Wireless offers a wide array of consumer data services, such as wireless Internet browsing, wireless e-mail, text messaging, instant messaging, multi-media messaging and the ability to download content and applications. Cingular Wireless continues to focus on improving the customer experience through deploying advanced data capable devices, enhancing the user interface on these devices, and making the provisioning of data services on these devices as seamless as possible. To foster the continued growth in the consumer data business, Cingular Wireless continues to upgrade the tools and applications that facilitate greater usage. Revenue from data services contributed 3% to Cingular Wireless’ total operating revenue in 2003, 5% in 2004 and 8% in 2005.
    Cingular Wireless provides wireless data access to corporate business applications for its customers who have mobile field personnel. Its wireless solutions allow sales managers to access corporate e-mail when away from the office and technicians to solve problems and access corporate databases from the field. To deliver these services, Cingular Wireless offers a wide range of wireless data devices for business needs. Cingular Wireless supports all major operating system platforms — BlackBerry®, Windows Mobile®, Palm® and Symbian® and a wide range of devices — data-enabled handsets, integrated personal digital assistants (PDAs) (such as BlackBerry handhelds), personal computer data cards and special purpose devices. In 2005, Cingular Wireless transitioned its business devices portfolio to Enhanced Data Rates for Global Evolution (EDGE) and introduced BroadbandConnect enabled PC cards, taking advantage of its new 3G network. In addition, in spring 2005 Sony began offering its Vaio® T Series notebook PCs with Cingular Wireless’ EDGE high-speed wireless data technology built in, and Dell and Lenoyo recently announced that beginning in 2006, they would begin offering notebook computers with Cingular Wireless’ BroadbandConnect service built in.
Reseller service
Cingular Wireless offers wholesale services to resellers, who purchase wireless services from Cingular Wireless for resale to their customers. As of December 31, 2005, the number of customers served through resellers represented approximately 8% of Cingular’s total customers. Revenues from its reseller customers, who most often buy a prepaid service, are lower than those generated by postpaid contract customers; however, customer acquisition and servicing costs are significantly lower, resulting in favorable economics from the reseller arrangements.
Equipment sales
Cingular Wireless sells a wide variety of handsets and personal computer wireless data cards manufactured by various suppliers for use with its services. Cingular Wireless
BELLSOUTH 2005      9

also provides its customers and resellers with subscriber identity modules (SIM) cards that store unique customer account information such as the customer’s phone number and codes needed to grant customers access to the network. Equipment sales contributed 8% to total operating revenue during 2003, 10% in 2004 and 11% in 2005.
NETWORK
Licenses
Cingular Wireless has access to licenses to provide voice or data services over cellular/ PCS networks in all of the 100 largest US metropolitan areas, covering an aggregate of 294 million in population (POPs) or approximately 99 percent of the US population. Cingular Wireless has signed numerous roaming agreements to ensure its customers can receive wireless service in many areas in the US where Cingular does not have a network footprint.
Technology
In the US wireless telecommunications industry, there are two principal frequency bands currently licensed by the FCC for transmitting two-way voice and data signals — the 850 MHz band and the 1900 MHz band. The services provided over these two frequency bands are commonly referred to as cellular and PCS, respectively. PCS infrastructure is characterized by shorter transmission distances and the need for closer spacing of cells and towers than in a cellular network to accommodate the different characteristics of the PCS radio signals. However, PCS service does not differ functionally to the user from digital cellular service. Handsets contain receivers and transmitters that allow the user to seamlessly access both 850 and 1900 MHz networks utilizing the same technology as that of the network infrastructure.
    Cingular Wireless’ primary network technology is Global System for Mobile Communication (GSM) with 95 percent of minutes being carried on its GSM network as of December 31, 2005. Hardware and software enhancements, referred to as General Packet Radio Service (GPRS), and EDGE, allow higher speed packet data communications. EDGE, which delivers two to three times higher data rates than GPRS technology, provides Cingular Wireless’ customers with greater connectivity and communications capabilities, including faster speeds for accessing the wireless Internet.
    Although many advances are still underway for enhanced capacity, performance and features in GSM/ GPRS/ EDGE deployed technologies, Cingular Wireless is building a network offering 3G technology using the UMTS standard to support significantly higher data speeds and capacity. UMTS also supports voice, so building this 3G network will obviate the need to augment voice radio capacity and spectrum separate from Cingular Wireless’ packet data radio capacity and spectrum as both networks grow. Cingular Wireless’ deployed 3G UMTS systems currently allow user average data download speeds between 220-320 Kbps, providing the capability for a variety of services such as streaming audio, video and simultaneous voice and data applications. Much like Cingular Wireless’ EDGE technology, UMTS allows for packet data, enabling “always on” connectivity, which is useful for receiving email when it arrives, versus the need to set aside time for an email download, and allowing billing based on the amount of data transferred, rather than the amount of time a given device is connected.
    In January 2005, Cingular Wireless field tested a higher speed downlink component of UMTS called “High Speed Downlink Packet Access” (HSDPA). HSDPA has average mobile data throughput speed in the 400-700 Kbps range and theoretical data speeds of 14 Mbps. Development and deployment of UMTS with HSDPA continued throughout 2005 and, in December 2005, Cingular Wireless commercially launched 3G networks in the following markets: Austin, Baltimore, Boston, Chicago, Dallas, Houston, Las Vegas, Phoenix, Portland, Salt Lake City, San Diego, San Francisco, San Jose, Seattle, Tacoma and Washington DC. Cingular Wireless currently expects to deploy UMTS/ HSDPA in most major metropolitan areas by the end of 2006.
Spectrum capacity and coverage
Cingular Wireless owns licenses for spectrum in the 850 MHz and 1900 MHz bands. Cingular Wireless has a significant spectrum depth but expects the demand for its wireless services to grow over the next several years as the demand for both traditional wireless voice services and wireless data services, including Internet connectivity, increases. Cingular Wireless anticipates needing access to additional spectrum in selected densely populated markets to meet demand for existing services and to provide UMTS/ HSDPA.
    In order to gain access to additional spectrum, Cingular Wireless may participate in future FCC auctions and exchange spectrum with, and lease or purchase spectrum licenses from, other wireless carriers. Cingular Wireless may also obtain additional spectrum capacity through mergers and acquisitions, joint ventures and alliances.
Network integration
The acquisition of AT&T Wireless provided Cingular Wireless with an additional complete network of cell sites and significant spectrum. To reduce costs and improve customer experience, Cingular Wireless is in the process of fully integrating the two networks of former Cingular Wireless and AT&T Wireless where they had overlapping coverage. In these locations, Cingular Wireless is retaining the best cell sites, de-commissioning the other cell sites and incorporating the combined spectrum position. Cingular Wireless expects that this combined network will have higher average signal strength and greater network depth thus improving network quality by reducing dropped and blocked calls and enhancing the transmission quality. In this integration process Cingular Wireless also expects to reduce costs by eliminating approximately 7,600 cell sites. Cingular Wireless had integrated nearly a third of its cell sites in overlap areas by the end of 2005 and expects to finalize network integration by the end of 2006.
COMPETITION
There is substantial and increasing competition in all aspects of the wireless communications industry. Cingular
10      BELLSOUTH 2005

Wireless expects this to continue as consolidation in the industry continues. Cingular Wireless competes for customers based principally on its reputation, network quality, customer service, price and service offerings.
    Cingular Wireless’ competitors are principally the other national providers of cellular, PCS and other wireless communications services — Verizon Wireless, Sprint Nextel and T-Mobile, which together with Cingular Wireless serve over 90 percent of the US wireless customers. Cingular Wireless’ competitors also include regional carriers, such as Alltel and US Cellular, niche carriers, such as MetroPCS and Cricket Communications Inc., and resellers. Some of the indirect retailers who sell Cingular Wireless’ services also sell its competitors’ services. Cingular Wireless ranks first among the four national carriers in terms of both customers served and revenue for 2005.
    Regulatory policies favor robust competition in wireless markets. Wireless Local Number Portability (WLNP), which was implemented by the FCC late in 2003, has also increased the level of competition in the industry. WLNP allows subscribers to switch carriers without having to change their telephone numbers.
    Consolidation, alliances and business ventures increase competition. Consolidation and the formation of alliances and business ventures within the wireless communications industry have occurred, and Cingular Wireless expects that this trend will continue. Consolidation may create larger, better-capitalized competitors with substantial financial, technical, marketing, distribution and other resources to compete with Cingular Wireless’ product and service offerings. In addition, global combinations of wireless carriers — such as the joint venture between Sprint Nextel and Virgin Group Ltd., Verizon Wireless, which is a joint venture between Verizon Communications and Vodafone Group Plc, T-Mobile USA, which is the US arm of a global portfolio of T-Mobile companies, and mergers and acquisitions, such as mergers of Sprint Corporation and Nextel, and Alltel and Western Wireless Corporation — may give some domestic competitors better access to international technologies, marketing expertise and strategies and diversified sources of capital. Other large, national wireless carriers have affiliations with a number of smaller, regional wireless carriers that offer wireless services under the same national brand, thereby expanding the national carrier’s perceived national scope.
    The traditional wireless industry continues to evolve. Mobile Virtual Network Operators, or MVNOs, which historically offered low cost prepaid services, are currently launching postpaid offerings, which will introduce additional competition in this area. Cingular Wireless also anticipates increased competitive pressures from the landline companies, cable television operators and Internet service providers.
    Cingular Wireless’ ability to compete successfully will depend, in part, on the quality of its network, customer service and sales and distribution channels, as well as its marketing efforts and its ability to anticipate and respond to various competitive factors affecting the industry. These factors include the introduction of new services and technologies, changes in consumer preferences, demographic trends, economic conditions, pricing strategies of competitors and Cingular Wireless’ ability to take advantage of its relationship with BellSouth and AT&T. As a result of competition, Cingular Wireless has in the past and may in the future be required to:

•	increase its spending to retain customers;
•	restructure its service packages to include more compelling products and services;
•	further upgrade its network infrastructure and the handsets offered; and
•	increase its advertising, promotional spending, commissions and other customer acquisition costs.
WIRELESS REGULATORY ENVIRONMENT
The FCC regulates the licensing, construction, operation, acquisition and transfer of wireless systems in the US pursuant to the Communications Act of 1934 and its associated rules, regulations and policies. Additional information relating to federal and state regulation of Cingular Wireless’ wireless operations is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Environment — Wireless Regulatory Environment,” and is incorporated herein by reference.
Advertising & Publishing Group
OVERVIEW
We are one of the leading publishers of telephone directories in the United States. Our Advertising & Publishing Group publishes more than 500 directories and distributes approximately 65 million copies to residences, businesses and government agencies in the Southeast. Revenues from this group represented approximately 10% of our total operating revenues in 2003, 2004 and 2005.
    We publish alphabetical white page directories of business and residential telephone subscribers in substantially all of our wireline telecommunications markets and sell advertising in and publish classified directories under The Real Yellow Pages® trademark in the same markets. The published advertising is also made available through our own YELLOWPAGES.COMtm from BellSouth site and through partnerships with multiple search engines.
    We continually seek to expand our Advertising & Publishing business by increasing advertising sales in our traditional directory and electronic products. Examples of such expanded directory services and products include our Companion directory, a smaller, more portable version of the traditional print directory, and electronic search engine advertising. We also market to customers with unique directory and advertising needs.
    While print yellow pages remain a significant source of information for many customers searching for local contact information, a growing number of customers are going online for their local searches, and advertisers are increasingly including online advertising with their print media buys. In November 2004, the directory businesses of BellSouth and AT&T (formerly SBC) created an Internet yellow pages joint venture by acquiring the highly recognized YellowPages.com brand, with the goal of becoming the market leader in Internet yellow pages and local Internet search.
BELLSOUTH 2005      11

    We also provide telephone directory and electronic sales and publishing services for nonaffiliated telephone companies and receive a portion of the advertising revenue as a commission. During 2005, we contracted with 95 nonaffiliated telephone companies to sell advertising in 540 classified directories in 39 states. We also act as an agent for national yellow page ad placements in 50 states on behalf of over 450 companies.
STRATEGY
We are committed to remaining the preferred comprehensive source linking buyers and sellers in the local, regional and national marketplace. To achieve this objective, we intend to:

•	maintain product leadership by reinvesting in our products and making strategic investments to promote our products;
•	grow revenues through new products and product enhancements, including the development and increased distribution of Internet and niche products and by expanding our existing product suites through new market overlays and traditional market re-scoping;
•	attract new customers and retain our existing customer base by offering competitive pricing and incentive programs to encourage new customers and to reward current customers for their tenure;
•	continue to improve operational efficiency; and
•	leverage the new Internet national brand and URL (WWW.YELLOWPAGES.COM) to attract new businesses and generate incremental revenue growth from existing customers.
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
Latin American Group
In late 2004 and early 2005, we sold all our interests in our Latin American operations to Telefónica Móviles, S.A., the wireless affiliate of Telefónica, S.A.
Intellectual Property
BellSouth’s intellectual property portfolio is a component of our ability to be a leading and innovative telecommunications services provider. We diligently protect and work to build our intellectual property rights through patent, copyright, trademark and trade secret laws. We also use various licensed intellectual property to conduct our business. In addition to using our intellectual property in our own operations, BellSouth grants licenses to certain other companies to use our intellectual property.
Research and Development
Research and development in our industry is primarily driven by equipment manufacturers. In addition, we conduct research and development activities internally and through various external vendors.
Employees
At December 31, 2005, we employed approximately 63,000 individuals. About 65% of BellSouth’s employees at December 31, 2005 were represented by the Communications Workers of America (CWA), which is affiliated with the AFL-CIO. Collective bargaining agreements with the CWA were last ratified in September 2004. These five-year contracts, which expire August 8, 2009, cover approximately 41,000 employees. The contracts include basic wage increases of 1% in year one, 2% in year two and annual increases of 2.5% in years three through five totaling 10.5% over the contract term. In addition, the agreements provide for a standard incentive award of 2% in the first three years of the contract increasing to 3% in years four and five. Other terms of the agreements include pension band increases and pension plan cash balance improvements for active employees. The contracts provided for a 4% lump-sum payment upon ratification by the membership. We expect the agreements to continue to give us the workforce planning flexibility needed to respond to changing marketplace conditions.
    In December 2005, we announced a management reduction of approximately 1,500 employees. We expect the reduction to be substantially complete by April 30, 2006.

Item 1A.	Risk Factors
We will continue to face significant competition, which may reduce our market share and lower our profits.
Rapid development in telecommunications technologies, such as wireless, cable and VoIP, has increased competition in the telecommunications industry. As a result, we compete with not only traditional communications service providers, but also new competitors such as cable companies, satellite companies, wireless providers and VoIP providers. These competitors are typically subject to less regulation and therefore are able to offer services at lower cost. In addition, these competitors may have lower cost structures than we do because they do not have a
12      BELLSOUTH 2005

unionized workforce, they offer lower benefits to employees and they have fewer retirees (as most of the competitors are relatively new companies). The increased competition could put further pressure on the price of the services provided by us and may result in reduced revenues and profits. In addition, our print and online yellow pages products face significant competition, with many different media competing for advertising revenue. Further, competition for directory sales agency contracts for the sale of advertising in publications of nonaffiliated companies also continues to be strong.
Our ability to maintain leading technological capabilities is uncertain.
Our operating results will depend to a significant extent upon our and Cingular Wireless’ ability to continue to expand our service offerings and to reduce the costs of providing our existing services. We cannot assure you that we or Cingular Wireless will successfully develop and market new service opportunities in a timely or cost-effective manner. The success of new service development depends on many factors, including proper identification of customer needs, cost, timely completion and introduction of new products, product differentiation from offerings of competitors and market acceptance.
    Technology in the telecommunications industry changes rapidly, which could cause our or Cingular Wireless’ services and products to become obsolete. We cannot assure you that we and our suppliers will be able to keep pace with technological developments. If the new technologies on which we and Cingular Wireless intend to focus our investments fail to achieve acceptance in the marketplace, we and Cingular Wireless could suffer a material adverse effect on our future competitive position that could cause a reduction in our revenues and net income. For example, our competitors could be the first to obtain proprietary technologies that are perceived by the marketplace as being superior. Furthermore, one or more of the technologies under development for our use could become obsolete prior to its introduction. In addition, delays in the delivery of components or other unforeseen problems in our or Cingular Wireless’ communication systems may occur that could materially adversely affect our or Cingular Wireless’ ability to generate revenue, offer new services and remain competitive.
Maintaining our networks requires significant capital expenditures and our inability or failure to maintain our networks would have a material impact on our market share and ability to generate revenue.
During the year ended December 31, 2005, wireline capital expenditures totaled $3.2 billion (excluding $211 million associated with Hurricane Katrina) and Cingular Wireless’ capital expenditures totaled $7.5 billion. Our and Cingular Wireless’ capital expenditures are expected to continue at similar levels in 2006, excluding any significant expenditures associated with Hurricane Katrina. Either of us could incur significant additional capital expenditures as a result of unanticipated developments, regulatory changes and other events that impact our business. If we or Cingular Wireless are unable or fail to adequately maintain or expand our networks to meet customer needs, there could be a material adverse impact on our market share and ability to generate revenue.
We provide services to our customers over access lines, and if we lose access lines, our business and results of operations may be adversely affected.
Our wireline business generates revenue by delivering voice and data services over access lines. We have experienced access line loss of 18.4 percent for the period from December 31, 2000 through December 31, 2005 due to challenging economic conditions, increased competition and technology substitution. We are seeking to improve our competitive position through product bundling and other sales and marketing initiatives. However, we may continue to experience net access line loss in our markets. An inability to retain access lines could adversely affect our business and results of operations.
The regulatory regime under which we operate could change to our detriment.
We are subject to various US federal regulations, including substantial regulation by the FCC. FCC rules and regulations are subject to change in response to industry developments, changes in law, new technologies and political considerations. In addition, we are subject to the regulatory authority of state commissions, which generally have the power to regulate intrastate rates and services, including local, long-distance and network access services.
    Our business could be materially adversely affected by the adoption of new laws, policies and regulations or changes to existing regulations. The development of new technologies, such as Internet Protocol-based services including VoIP and super high-speed broadband and video, for example, have created or potentially could create conflicting regulation between the FCC and various state and local authorities, which may involve lengthy litigation to resolve and may result in outcomes unfavorable to us.
    Unfavorable regulations imposed at the federal or state level could cause us to experience additional declines in access line revenues and could reduce our invested capital and employment levels related to those services. It is difficult to predict either the outcome of proceedings before the FCC, state PSCs and the courts or the FCC’s and the state PSCs’ future rule-making activities. Any adverse decision by the courts, the FCC or the state PSCs could have a materially adverse effect on our operations.
We may not be successful in our efforts to maintain a reduced cost structure, and the actions that we take in order to reduce our costs could have long-term adverse effects on our business.
We have taken, and continue to take, various actions to transition our company to a reduced cost structure. In response to declining revenues, beginning in 2001 we reduced our expenses, decreased our workforce by approximately 19,000 (including a management reduction of 1,500 announced in December 2005 that is not yet complete), froze hiring and reduced discretionary spending. There are several risks inherent in our efforts to maintain a reduced cost structure. These include the risk that we will not be able to reduce expenditures quickly
BELLSOUTH 2005      13

enough and hold them at a level necessary to sustain or increase profitability, and that we may have to undertake further restructuring initiatives that would entail additional charges and cause us to take additional actions. There is also the risk that cost-cutting initiatives will impair our ability to effectively develop new products, to remain competitive and to operate effectively. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing product development, making it more difficult for us to respond to customers, and limiting our ability to hire and retain key personnel. These circumstances could adversely affect our operating results, which could adversely affect our stock price.
Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products.
Although we do not believe that any of our products or services infringe the valid intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology, products or services. Any litigation growing out of third party patents or other intellectual property claims could be costly and time-consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Resolution of claims of intellectual property infringement might also require us to enter into costly license agreements. Likewise, we may not be able to obtain license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products. Further, we often rely on licenses of third party intellectual property useful for our businesses. We cannot ensure that these licenses will be available in the future on favorable terms or at all.
Third parties may infringe our intellectual property, and we may expend significant resources enforcing our rights or suffer competitive injury.
Our success depends in significant part on the competitive advantage we gain from our proprietary technology and other valuable intellectual property assets. We rely on a combination of patents, copyrights, trademarks and trade secrets protections, confidentiality provisions and licensing arrangements to establish and protect our intellectual property rights. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results.
    Our pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of our patents, copyrights or trademarks. Further, we may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect third party infringements and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies. Furthermore, some intellectual property rights are licensed to other companies, allowing them to compete with us using that intellectual property.
We could incur significant costs as a result of a number of pending putative class action lawsuits, and additional significant litigation may be filed against us in the future.
We have been named in several putative class action lawsuits that allege that we violated the federal securities and ERISA laws. In addition, we have been named in a putative class action lawsuit that alleges that we engaged in employment discrimination and a putative class action lawsuit that alleges that we violated the antitrust laws. We are vigorously contesting these matters, but such litigation could result in substantial costs and have a material impact on our financial condition, results of operation and cash flow. An adverse decision or settlement in any of these cases could require us to pay substantial damages or subject us to injunctive relief, either of which could have a material adverse affect on our business and operations. Further, additional significant litigation may be filed against us in the future.
Our business will suffer if we are not able to retain and hire key personnel.
Our future success depends partly on the continued service of our key technical, sales, marketing, executive and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we may not be able to maintain or expand our business. Since 2002, we have experienced workforce reductions and limited pay increases, which may harm our long-term ability to hire and retain key personnel. As the economy continues its recovery, there is intense competition for certain highly technical specialties in geographic areas where we recruit, and it may become more difficult to retain our key employees.
Our wireline business operates primarily in the Southeast, which is likely to continue to experience severe hurricanes and tropical storms.
We operate an electronics-based network with extensive outside plant in a geographic region that is susceptible to inclement weather, including hurricanes. Water (flooding in particular) and wind damage can severely damage our outside plant causing service outages, line noise or other trouble associated with damage to our plant requiring field technicians to conduct premise visits. In 2004, we experienced an unprecedented four major hurricanes within a 45 day period. Further, the damage inflicted on our network by Hurricane Katrina in August 2005 was extensive. Current predictions suggest that the Atlantic basin could experience significant hurricanes for the foreseeable future. The occurrence of severe storms could impact our revenue in affected areas and could cause us to experience higher than normal levels of expense and capital expenditures.
14      BELLSOUTH 2005

Uncertainty in the US securities markets and adverse medical cost trends could cause our pension and postretirement costs to increase.
Our pension and postretirement cost have increased in recent years, primarily due to a continued increase in medical and prescription drug costs. Investment returns of our pension funds depend largely on trends in the US securities markets and the US economy in general. In particular, uncertainty in the US securities markets and US economy could result in investment returns less than those previously assumed and a decline in the value of plan assets used in pension and postretirement calculations, which we would be required to recognize over the next several years under generally accepted accounting principles. Should the securities markets decline and medical and prescription drug costs continue to increase significantly, we would expect to face increasing annual combined net pension and postretirement costs.
A downgrade of our debt rating could increase our borrowing costs.
At December 31, 2005, our long-term debt rating was A2 from Moody’s Investor Service and A from Standard and Poor’s. Our short-term debt rating at December 31, 2005 was P-1 from Moody’s and A-1 from Standard and Poor’s. Moody’s maintains a negative outlook on both our short-and long-term debt ratings, and Standard & Poor’s recently placed our short- and long-term credit ratings on CreditWatch with negative implications. A downgrade of our debt rating could increase our borrowing costs.
If we fail to extend or renegotiate our collective bargaining agreements with our labor unions when they expire, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.
We are a party to collective bargaining agreements with our labor unions, which represent a significant number of our employees. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements when they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or a work stoppage, we could experience a significant disruption of operations or incur higher ongoing labor costs, either of which could have a material adverse effect on our business.
Terrorist attacks and other acts of violence or war may affect the financial markets and our business, financial condition, results of operations and cash flows.
Terrorist attacks may negatively affect our operations and financial condition. There can be no assurance that there will not be future terrorist attacks against the United States of America or US businesses, or armed conflict involving the United States of America. Terrorist attacks or other acts of violence or war may directly impact our physical facilities or those of our customers and vendors. Further, these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and world financial markets and economy. They could result in an economic recession in the United States or abroad. Any of these occurrences could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Cingular Wireless could fail to achieve, in the amounts and within the timeframe expected, the capital and expense synergies and other benefits expected from its acquisition of AT&T Wireless.
In October 2004, Cingular Wireless, BellSouth’s wireless joint venture with AT&T, acquired AT&T Wireless for approximately $41 billion in cash. Achieving the anticipated benefits of the Cingular Wireless/AT&T Wireless merger will depend in part upon meeting certain challenges such as delivering a single, consistent and effective customer experience across all functions, integrating and rationalizing systems and administrative infrastructures, and reducing redundant facilities and resources. There can be no assurance that such challenges will be met. Failure to meet such challenges would affect BellSouth’s ability to realize the anticipated synergies, cost savings and other benefits expected from the merger, which could adversely affect the value of BellSouth common stock. In addition, if the Cingular Wireless/AT&T Wireless merger fails to achieve, in the amount and within the timeframe expected, the capital and expense synergies and other benefits expected, there may be an adverse impact on Cingular Wireless’ operating results, which may adversely affect the financial results of BellSouth.
Cingular Wireless faces substantial competition in all aspects of its business as competition continues to increase in the wireless communications industry.
On average, Cingular Wireless has four to five other wireless competitors in each of its service areas and competes for customers based principally on reputation, network quality, customer service, price and service offerings. Cingular Wireless’ competitors are principally three national providers and a larger number of regional providers of cellular, PCS and other wireless communications services. Cingular Wireless also competes with resellers and wireline service providers. Moreover, Cingular Wireless may experience significant competition from companies that provide similar services using other communications technologies and services. While some of these technologies and services are now operational, others are being developed or may be developed in the future.
    Competition is expected to continue to put pressure on pricing, margins and customer turnover. BellSouth and AT&T may have differences of opinion with respect to the strategic direction and oversight of Cingular Wireless, which could adversely affect our ability to cooperate as the owners of Cingular Wireless and impair Cingular Wireless’ ability to respond effectively to the competitive environment. These competitive issues could result in a material adverse effect on its ability to achieve revenue and profit growth, and this in turn could hurt BellSouth’s bottom line
BELLSOUTH 2005      15

based on its 40 percent share in Cingular Wireless’ net income.
For a more detailed discussion of risks related to our wireless business, see the “Risk Factors” section of Cingular Wireless’ Form 10-K for the year ended December 31, 2005, which is incorporated by reference into this Form 10-K and is attached hereto as Exhibit 99a.

Item 1B.	Unresolved SEC Staff Comments
None.

Item 2.	Properties
Our properties do not lend themselves to description by character or location of principal units. Our investment in property, plant and equipment in our consolidated operations consisted of the following at December 31:

	2004	2005

Outside plant	43.0%	43.0%
Central office equipment	41.7	41.9
Operating and other equipment	3.5	3.4
Land and buildings	7.7	7.6
Furniture and fixtures	3.8	3.7
Plant under construction	0.3	0.4

	100.0%	100.0%

Almost all of these properties are located in our Communications Group segment.
    Outside plant consists of connecting lines (aerial, underground and buried cable) not on customers’ premises, the majority of which is on or under public roads, highways or streets, while the remainder is on or under private property. We currently self-insure all of our outside plant against casualty losses. Central office equipment substantially consists of digital electronic switching equipment and circuit equipment. Land and buildings consist principally of central offices and administrative space. Operating and other equipment consists of wireless network equipment, embedded intrasystem wiring (substantially all of which is on the premises of customers), motor vehicles and other equipment. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a property insurance program with limits up to $450 million covering risks such as fire, windstorm, flood, earthquake and other perils not specifically excluded by the terms of the policies.
    Substantially all of the installations of central office equipment for the wireline communications business are located in buildings and on land owned by BST. Many garages, administrative and business offices and telephone service centers are in leased quarters. Most of the land and buildings associated with our nonwireline businesses and administrative functions are leased.
Item 3.      Legal Proceedings
EMPLOYMENT CLAIM
On April 29, 2002, five African-American employees filed a putative class action lawsuit, captioned Gladys Jenkins et al. v. BellSouth Corporation, against the Company in the U.S. District Court for the Northern District of Alabama. The complaint alleges that BellSouth discriminated against current and former African-American employees with respect to compensation and promotions in violation of Title VII of the Civil Rights Act of 1964 and 42 USC Section 1981. Plaintiffs purport to bring the claims on behalf of two classes: a class of all African-American hourly workers employed by BellSouth Telecommunications at any time since April 29, 1998, and a class of all African-American salaried workers employed by BellSouth Telecommunications at any time since April 29, 1998 in management positions at or below Job Grade 59/Level C. The plaintiffs are seeking unspecified amounts of back pay, benefits, punitive damages and attorneys’ fees and costs, as well as injunctive relief. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.
SECURITIES AND ERISA CLAIMS
From August through October 2002, several individual shareholders filed substantially identical class action lawsuits against BellSouth and three of its senior officers alleging violations of the federal securities laws. The cases have been consolidated in the U.S. District Court for the Northern District of Georgia and are captioned In re BellSouth Securities Litigation. Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, the court has appointed a Lead Plaintiff. The Lead Plaintiff filed a Consolidated and Amended Class Action Complaint in July 2003 on behalf of two putative classes: (1) purchasers of BellSouth stock during the period November 7, 2000 through February 19, 2003 (the class period) for alleged violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and (2) participants in BellSouth’s Direct Investment Plan during the class period for alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933. Four outside directors were named as additional defendants. The Consolidated and Amended Class Action Complaint alleged that during the class period, the Company (1) overstated the unbilled receivables balance of its Advertising & Publishing subsidiary; (2) failed to properly implement Staff Accounting Bulletin (SAB) 101 with regard to its recognition of Advertising & Publishing revenues; (3) improperly billed competitive local exchange carriers (CLEC) to inflate revenues; (4) failed to take a reserve for refunds that ultimately came due following litigation over late payment charges; and (5) failed to properly write down goodwill of its Latin American operations.
    On February 8, 2005, the District Court dismissed the Exchange Act claims, except for those relating to the writedown of Latin American goodwill. On that date, the District Court also dismissed the Securities Act claims, except for those relating to the writedown of Latin Ameri-
16      BELLSOUTH 2005

can goodwill, the allegations relating to unbilled receivables of the Company’s Advertising & Publishing subsidiary, the implementation of SAB 101 regarding recognition of Advertising & Publishing revenues and alleged improper billing of CLECs. The plaintiffs are seeking an unspecified amount of damages, as well as attorneys’ fees and costs. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.
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
    In September and October 2002, three substantially identical class action lawsuits were filed in the U.S. District Court for the Northern District of Georgia against BellSouth, its directors, three of its senior officers, and other individuals, alleging violations of the Employee Retirement Income Security Act (ERISA). The cases have been consolidated and on April 21, 2003, a consolidated Complaint was filed. The plaintiffs allege in the Consolidated Complaint that the company and the individual defendants breached their fiduciary duties in violation of ERISA, by among other things, (1) failing to provide accurate information to BellSouth’s 401(k) plans’ (the Plans’) participants and beneficiaries; (2) failing to ensure that the Plans’ assets were invested properly; (3) failing to monitor the Plans’ fiduciaries; (4) failing to disregard Plan directives that the defendants knew or should have known were imprudent and (5) failing to avoid conflicts of interest by hiring independent fiduciaries to make investment decisions. In October 2005, plaintiffs’ motion for class certification was denied. The plaintiffs are seeking an unspecified amount of damages, injunctive relief, attorneys’ fees and costs. Certain underlying factual allegations regarding BellSouth’s Advertising & Publishing subsidiary and its former Latin American operation are substantially similar to the allegations in the putative securities class action captioned In re BellSouth Securities Litigation, which is described above. At this time, the likely outcome of the cases cannot be predicted, nor can a reasonable estimate of loss, if any, be made.
ANTITRUST CLAIMS
In December 2002, a consumer class action alleging antitrust violations of Section 1 of the Sherman Antitrust Act was filed against BellSouth, Verizon, AT&T (formerly known as SBC) and Qwest, captioned William Twombly, et al v. Bell Atlantic Corp., et al, in U.S. District Court for the Southern District of New York. The complaint alleged that defendants conspired to restrain competition by agreeing not to compete with one another and to impede competition with others. The plaintiffs are seeking an unspecified amount of treble damages and injunctive relief, as well as attorneys’ fees and expenses. In October 2003, the district court dismissed the complaint for failure to state a claim. In October 2005, the Second Circuit Court of Appeals reversed the District Court’s decision and remanded the case to the District Court for further proceedings. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.
    In June 2004, the U.S. Court of Appeals for the 11th Circuit affirmed the District Court’s dismissal of most of the antitrust and state law claims brought by a plaintiff CLEC in a case captioned Covad Communications Company, et al v. BellSouth Corporation, et al. The appellate court, however, permitted a price squeeze claim and certain state tort claims to proceed. In November 2005, Covad dismissed with prejudice the civil action and then contemporaneously filed complaints with the public service commissions of Florida and Georgia and filed an informal complaint with the FCC. The commission complaints allege breaches of our interconnection contracts approved by the state commissions, including failure to provide collocation, mishandling of orders, ineffective support systems, and failure to provide unbundled loops. The complaints also allege improper solicitation of Covad customers. These claims are similar to the claims raised in the civil action dismissed by Covad. The complaints seek credits and equitable relief. Covad has asked the state commissions to stay proceedings on its complaints pending resolutions of its FCC complaint. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.
ENVIRONMENTAL MATTERS
We are subject to a number of environmental matters as a result of our operations and the shared liability provisions related to the breakup of the Bell System. At December 31, 2005, our recorded liability related to these matters was approximately $9 million. We continue to believe that expenditures in connection with additional remedial actions under the current environmental protection laws or related matters will not be material to our results of operations, financial position or cash flows.
OTHER MATTERS
We are subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. BST is also subject to claims attributable to pre-divestiture events, including environmental liabilities, rates and contracts. Certain contingent liabilities for pre-divestiture events are shared with AT&T. Although complete assurance cannot be given as to the outcome of any legal claims, we believe that any financial impact should not be material to our results of operations, financial position or cash flows. See Note Q to our consolidated financial statements.
BELLSOUTH 2005      17

Item 4.	Submission of Matters to a Vote of Shareholders
No matter was submitted to a vote of shareholders in the fourth quarter of the year ended December 31, 2005.
Executive Officers
The executive officers of BellSouth Corporation are listed below:

				This
			Officer	Office
Name	Age	Office	Since	Since

F. Duane Ackerman	63	Chairman of the Board and Chief Executive Officer	1983	1997
Richard A. Anderson	47	Vice Chairman and President – Business Markets	1993	2006
Barry L. Boniface	43	Vice President – Planning and Development	2001	2001
Francis A. Dramis, Jr.	57	Chief Information, E-Commerce and Security Officer	1998	2000
Mark L. Feidler	49	President and Chief Operating Officer	2004	2005
Marc Gary	53	General Counsel	2004	2004
Isaiah Harris, Jr.	53	President – BellSouth Advertising & Publishing Group	1997	2005
W. Patrick Shannon	43	Chief Financial Officer	1997	2006

All of the executive officers of BellSouth, other than Mr. Feidler and Mr. Gary, have for at least the past five years held high level management or executive positions with BellSouth or its subsidiaries. Prior to joining BellSouth in January 2004, Mr. Feidler had been Chief Operating Officer of Cingular Wireless since October 2000. Prior to that, he held various senior positions with BellSouth’s domestic wireless operations. Prior to his election as General Counsel effective in October 2004, Mr. Gary was Vice President and Associate General Counsel since May 2000 and, prior to that, he was a partner at the law firm of Mayer Brown & Platt.
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
    We have adopted corporate governance guidelines. The guidelines, which we call “governance principles”, and the charters of our board committees, are available on our corporate governance website. Copies of the code of ethics, governance guidelines and board committee charters are also available in print upon written request to the Corporate Secretary, BellSouth Corporation, Suite 2001, 1155 Peachtree Street, N.E., Atlanta, Georgia 30309-3610.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The principal market for trading in BellSouth common stock is the New York Stock Exchange, Inc. (NYSE). BellSouth common stock is also listed on the London, Amsterdam and Swiss exchanges. The ticker symbol for BellSouth common stock is BLS. At January 31, 2006, there were 649,248 holders of record of BellSouth common stock. Market price data was obtained from the NYSE Composite Tape, which encompasses trading on the principal United States stock exchanges as well as off-board trading. High and low prices represent the highest and lowest sales prices for the periods indicated.
18      BELLSOUTH 2005

			Per Share
	Market Prices		Dividends
	High	Low	Declared

2004
First Quarter	$31.00	$26.13	$.25
Second Quarter	27.86	24.46	.27
Third Quarter	27.94	25.08	.27
Fourth Quarter	28.96	25.65	.27
2005
First Quarter	$28.12	$24.85	$.27
Second Quarter	27.36	25.38	.29
Third Quarter	27.90	25.51	.29
Fourth Quarter	28.03	24.32	.29
The following table contains information about our purchases of equity securities during the fourth quarter of 2005.
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of Shares	Value that May Yet Be
	Total Number of	Average Price	Purchased as Part of a	Purchased Under the
Period	Shares Purchased(1)	Paid per Share	Publicly Announced Plan(2)	Plan(2)

October 1-31, 2005	2,478,029	$25.92	2,400,000	$1,937,850,000
November 1-30, 2005	16,795,540	$26.38	16,625,000	$1,499,500,000
December 1-31, 2005	16,272,221	$27.71	16,043,500	$1,054,840,000

Total	35,545,790		35,068,500

(1)	Consists of 477,290 shares purchased from employees to pay taxes related to the vesting of restricted shares, at an average price of $27.14, and 35,068,500 shares purchased from the external markets, at an average price of $26.95. Excludes shares purchased from employees to pay taxes related to the exercise of stock options.
(2)	On October 25, 2005, we announced that the Board of Directors authorized the repurchase of up to $2 billion of common stock through the end of 2007.
Stock Transfer Agent and Registrar
Mellon Investor Services, LLC is our stock transfer agent and registrar.
BELLSOUTH 2005      19

Item 6.
SELECTED FINANCIAL AND OPERATING DATA
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS
The comparability of the following Selected Financial and Operating Data is significantly impacted by various changes in accounting principle and merger, acquisition and disposition activity. The more significant items include the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002, which resulted in the cessation of amortization of goodwill; and the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations”, effective January 1, 2003, which resulted in a reduction in depreciation expense.

At December 31 or for the year ended	2001	2002	2003	2004	2005

Income Statement Data:
Operating revenues	$21,211	$20,207	$20,341	$20,300	$20,547

Operating expenses	15,339	15,753	14,784	15,011	15,877

Operating income	5,872	4,454	5,557	5,289	4,670

Income from continuing operations	2,786	3,475	3,488	3,394	2,913

Income (loss) from discontinued operations, net of tax	(339)	(867)	101	1,364	381

Income before cumulative effect of changes in accounting principle	2,447	2,608	3,589	4,758	3,294

Cumulative effect of changes in accounting principle, net of tax	–	(1,285)	315	–	–

Net income	$2,447	$1,323	$3,904	$4,758	$3,294

Operating income margin	27.7%	22.0%	27.3%	26.1%	22.7%

Diluted earnings per share of common stock:

Income before discontinued operations and cumulative effect of changes in accounting principle	$1.48	$1.85	$1.88	$1.85	$1.59

Income before cumulative effect of changes in accounting principle	$1.30	$1.39	$1.94	$2.59	$1.80

Net income	$1.30	$0.71	$2.11	$2.59	$1.80

Other Financial Data:

Diluted weighted-average shares of common stock outstanding (millions)	1,888	1,876	1,852	1,836	1,829

Dividends declared per share of common stock	$0.76	$0.79	$0.92	$1.06	$1.14

Total assets	$51,912	$49,368	$49,622	$59,339	$56,553

Total debt	$20,125	$17,397	$14,980	$20,583	$17,188

Shareholders’ equity	$18,758	$17,906	$19,712	$23,066	$23,534

Construction and capital expenditures	$5,495	$3,536	$2,926	$3,193	$3,457

Book value per common share	$9.99	$9.63	$10.77	$12.60	$13.09

Ratio of earnings to fixed charges	3.98	5.03	5.68	6.00	4.33

Debt to total capitalization ratio	51.8	49.3	43.2	47.2	42.2

Operating Data:

Access lines in service (in thousands)	23,824	23,005	22,263	21,356	20,037

Retail long distance customers (in thousands)	–	1,002	3,960	6,015	7,179

DSL customers (in thousands)	621	1,021	1,462	2,096	2,882

Cingular Wireless customers (in thousands)	21,596	21,925	24,027	49,132	54,144

Number of employees	87,875	77,020	75,743	62,564	63,066

    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Results of Operations” for a discussion of unusual items affecting the results for 2003, 2004 and 2005.
20      BELLSOUTH 2005

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION
Overview
We are a Fortune 100 company with annual revenues of over $20 billion. Our core businesses are wireline and wireless communications and our largest customer segment is the retail consumer. We have interests in wireless communications through our ownership of 40 percent of Cingular Wireless, the nation’s largest wireless company based on number of customers and revenue. We also operate one of the largest directory advertising businesses in the United States. The great majority of our revenues are generated based on monthly recurring services.
    We operate much of our wireline business in one of the country’s strongest regional economies, where the population is increasing, real income growth is outpacing the national average and a diverse mix of businesses require advanced information and communication technology solutions. The Southeast is a positive net migration region, with net migration averaging almost 500,000 annually. The region’s real income growth is expected to exceed the national average over the next five years.
INDUSTRY DYNAMICS
Demand in the traditional voice business has been negatively impacted by the proliferation of wireless services led by one-rate pricing plans that include a large bucket of minutes and free roaming and long-distance, the popularity of e-mail and instant messaging, and technological advances such as broadband. After a period of significant growth in the 1990s, access lines, a key driver of our business, have declined steadily since 2001.
    While the last mile connectivity to the customer remains essential, the communications industry is beginning a transition from a network-centric circuit-based infrastructure to an applications-centric IP infrastructure, which could create uncertainty around traditional business models. Further, industry consolidation, such as the recent combinations of SBC and AT&T, Verizon and MCI, and Sprint and Nextel, are creating large competitors with global reach and economies of scale.
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
REGULATION AND COMPETITION
Our wireless and wireline businesses are subject to vigorous competition, and both are subject to regulation.
    Changes to federal law in the early 1990s generally preempted states from regulating the market entry or rates of a wireless carrier, while allowing states to regulate other terms and conditions of wireless service. Wireless carriers are also subject to regulation by the Federal Communications Commission (FCC), which allocates and enforces the spectrum used by wireless carriers, and adopts and enforces other policies relating to wireless services.
    Our wireline business is subject to dual state and federal regulation. The FCC has historically engaged in heavy regulation of our interstate services. In recent years, it has granted increasing pricing flexibility for our interstate telecommunications services because of the additional competition to which those services are subject, though nearly all of the services remain subject to tariffing requirements. Separately, in response to the Telecommunications Act of 1996, the FCC initially required us to share our network extensively with local service competitors, and prescribed a pricing policy (TELRIC) that has not permitted fair cost recovery. These sharing (unbundling) rules were invalidated by the courts on three separate occasions, but not before the invalid policies had been generally implemented in our contracts with competitors. In February 2005, the FCC issued rules that cut back significantly on some of the anticompetitive sharing requirements. The new rules essentially eliminated the unbundled network platform, or UNE-P, a combination of unbundled elements that replicate local service at unfairly low prices.
    During 2005, we transitioned many former UNE-P customers to a similar platform service provided at commercially negotiated terms and prices. The FCC-ordered transition phase out of UNE-P is scheduled to be complete on March 11, 2006, though the conduct of state commission litigation concerning the UNE-P terms of earlier contracts may cause some delay in our implementation of the phase-out.
    The FCC provided additional relief when it released new broadband rules effective in November 2005 that responded to a recent US Supreme Court decision. The new rules are designed to provide our high speed Internet access services with regulation equivalent to that of our competition, particularly cable modem providers. The new rules are scheduled to be fully phased in by the third quarter of 2006, although the FCC reserved the right to extend the transition.
    The states in our region continue to exert economic regulation over much of the revenue generated by our traditional narrowband wireline telecommunications services, though that regulation has been lessening. During the past two years, state legislatures and state regulatory commissions have taken action that moved regulation toward equivalence with our telecommunications competi-
BELLSOUTH 2005      21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION
tors by prohibiting state regulation of broadband services, rebalancing rates, and reducing regulation of service bundles.
    Despite these successes, our wireline business remains more regulated than competing businesses that use cable, wireless or non-facilities based technologies. While we welcome the reforms, the transition of our wireline business regulation from the comprehensive, utility-like regulation of previous years to standard business regulation is not complete, and adjusting to each individual change requires significant management attention. We will accordingly continue to encourage regulatory reform in every appropriate forum.
ACQUISITIONS AND DISPOSITIONS
Over the last 18 to 24 months, we completed the exit of our international operations and increased our investment in the domestic wireless market through Cingular Wireless’ acquisition of AT&T Wireless. The addition of AT&T Wireless filled in Cingular Wireless’ national coverage footprint, added depth to its licensed spectrum position, and added size and scale to compete more effectively. Cingular Wireless’ new advertising campaigns combined with improvements in customer service and network coverage are driving customer loyalty and growth. Customer churn has reduced appreciably, integration efforts are well underway and cost synergies are contributing to margin expansion. This acquisition substantially increases BellSouth’s participation in the domestic wireless industry, bringing wireless to over 40 percent of our proportional revenues including Cingular Wireless. As Cingular completes its integration of AT&T Wireless and executes its strategy, we expect its contribution to BellSouth’s earnings to increase over the next two years.
HIGHLIGHTS AND OUTLOOK
On August 29, 2005, Hurricane Katrina caused catastrophic damage in areas of Louisiana, Mississippi and Alabama, causing significant incremental expense for network restoration and customer dislocation. Despite the challenges of Hurricane Katrina, BellSouth maintained focus on the key growth areas of its business, delivering continued customer growth from broadband and long distance services. Consolidated revenues, which do not include our share of Cingular Wireless, increased slightly in 2005 as growth in long distance, DSL and small business services effectively offset revenue declines from residential access line loss and large business services. We added more than 1.1 million mass market long distance customers in 2005 to total nearly 7.2 million at December 31, 2005, while DSL net subscriber additions of 786,000 brought our total to nearly 2.9 million at December 31, 2005.
    Wireless substitution continued to drive access line losses in 2005. Retail access lines were down 579,000, which included positive retail business line growth of 64,000. Wholesale access lines were down 740,000 compared to year-end 2004 influenced by the change in regulatory position towards UNE-P.
    Our cost structure is heavily weighted towards labor and fixed asset related costs. In order to sustain margins, we have to adjust our workforce as market share of access lines shifts. Since the beginning of 2001, we have reduced our domestic workforce by slightly more than 17,000 employees, or 22 percent. Further, in December 2005, we announced a reduction of 1,500 management employees. Maintaining current operating margin levels going forward will be challenging as competition intensifies, pressuring revenue. We must achieve continued increases in productivity to manage our costs. While there have been some encouraging developments on the regulatory front, there will be other events such as increasing healthcare costs, continued loss of lines to wireless substitution and the roll-out of VoIP telephony by cable providers that are likely to continue to put pressure on margins. Further, operating cash flow was relatively flat in 2005 but is expected to decline over the next two years due primarily to higher income tax payments.
Cingular Wireless
Cingular Wireless added more than 5 million customers in 2005, bringing its nationwide customer base to 54.1 million customers. Customer churn of 2.2 percent in 2005 decreased 50 basis points compared to the prior year. Year over year, revenue growth exceeded 6 percent on a pro forma basis driven by customer growth partially offset by a decline in average revenue per user (ARPU). Operating margin has been improving due to revenue growth and operating efficiencies from an improved customer acquisition cost structure, headcount reductions and systems rationalization.
22      BELLSOUTH 2005

Consolidated Results of Operations
Key financial and operating data for the three years ended December 31, 2003, 2004 and 2005 are set forth below. All references to earnings per share are on a diluted basis. The following consolidated Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with results by segment directly following this section.
     Following generally accepted accounting principles (GAAP), we use the equity method of accounting for our investment in Cingular Wireless. We record and present our proportionate share of Cingular Wireless’ earnings as net earnings of equity affiliates in our consolidated income statements. Additionally, our financial statements reflect results for the Latin American operations as Discontinued Operations. The operational results and other activity associated with the Latin American segment have been presented on one line item in the income statement separate from Continuing Operations.

	For the Year Ended			Percent Change
	December 31,
				2004 vs.	2005 vs.
	2003	2004	2005	2003	2004

Results of operations:

Operating revenues	$20,341	$20,300	$20,547	(0.2)	1.2
Operating expenses
Cost of services and products	6,991	7,520	8,067	7.6	7.3
Selling, general, and administrative expenses	3,777	3,816	3,873	1.0	1.5
Depreciation and amortization	3,811	3,636	3,661	(4.6)	0.7
Provision for restructuring and asset impairments	205	39	276	*	*

Total operating expenses	14,784	15,011	15,877	1.5	5.8
Operating income	5,557	5,289	4,670	(4.8)	(11.7)
Interest expense	947	916	1,124	(3.3)	22.7
Net earnings of equity affiliates	452	68	165	*	142.6
Gain on sale of operations	–	462	351	*	(24.0)
Other income (expense), net	362	283	240	(21.8)	(15.2)

Income from continuing operations before income taxes	5,424	5,186	4,302	(4.4)	(17.0)
Provision for income taxes	1,936	1,792	1,389	(7.4)	(22.5)

Income from continuing operations	3,488	3,394	2,913	(2.7)	(14.2)
Income from discontinued operations, net of tax	101	1,364	381	*	*

Income before cumulative effect of changes in accounting principle	3,589	4,758	3,294	32.6	*
Cumulative effect of changes in accounting principle, net of tax	315	–	–	*	–

Net income	$3,904	$4,758	$3,294	21.9	*

Summary results of discontinued operations:

Operating revenues	$2,294	$2,459	$66	7.2	*
Operating income (loss)	$349	$647	$(5)	85.4	*
Income (loss) from discontinued operations	$101	$1,364	$381	*	*

* Not meaningful
2005 compared to 2004
Hurricane Katrina negatively impacted our operating income for 2005, causing both reduced revenues and increased expenses. Revenues were impacted by $99 in proactive billing credits that we issued in order to address service outages and significant customer dislocation in the hardest-hit areas. We incurred expenses of $360 including network restoration costs, an increase in our allowance for uncollectibles to cover the estimated incremental uncollectible accounts receivable due to customer displacement, and other recovery costs. We also recognized an asset impairment charge of $166 for hurricane damage to the Company’s property, plant and equipment. In addition to the operating income impacts, we incurred an incremental $211 of capital expenditures for network restoration.
    The Company estimates approximately 100,000 access lines have been disconnected as a result of the hurricane. While we have seen some above trend inward movement in other wire centers, presumably from customers relocating within our markets and from businesses migrating to New Orleans to participate in reconstruction, it is difficult to estimate the extent of this impact.
    For the year, incremental expenditures for wireline network restoration and capital were approximately $500. On January 25, 2006, the Company estimated the total cost
BELLSOUTH 2005      23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION
for network restoration, including capital and expense, to be $700 to $900. We expect a portion of the cost associated with the Hurricane Katrina recovery effort to be covered by insurance. While the exact amount has not been determined, our current estimate of the amount of covered losses, net of our deductible, is approximately $250. The actual recovery will vary depending on the outcome of the insurance loss adjustment effort.
OPERATING REVENUES
Consolidated operating revenues increased $247 in 2005 as compared to 2004 reflecting growth in DSL and long distance products. Combined revenues from DSL and long distance increased $673 in 2005 compared to 2004. These increases were substantially offset by the impact of revenue declines associated with competitive access line losses in the retail and wholesale sectors along with related pricing pressures. Additionally, $97 of the year-over-year increase is attributable to one-time revenue adjustments in the Communications Group — a $50 reduction in 2004 related to a regulatory settlement and a $47 increase in 2005 related to the current recognition of previously deferred revenue. Advertising & Publishing revenues continued to grow in 2005 driven by higher core print revenues, growing sales of electronic media products and higher sales agency commissions.
    Revenue trends are discussed in more detail in the Communications Group and Advertising & Publishing Group segment results sections.
OPERATING EXPENSES
Total operating expenses increased $866 in 2005 as compared to 2004. A major driver was $447 of incremental increase in hurricane-related expense as Hurricanes Katrina, Wilma and Rita eclipsed the expense associated with the four major hurricanes of the 2004 season. Another primary driver was a $260 increase in labor driven by overtime associated with higher DSL volumes and network maintenance, severance-related costs, expansion and growth in the advertising and publishing business and higher expenses associated with pension and postretirement benefit plans.
    Specifically, retiree medical expense increased by $150 primarily as a result of the full year impact of calculating the obligation for non-management retiree medical costs as if there were no caps, partially offset by reductions in other retiree benefits. The change in accounting for non-management caps was effective with ratification of our contract with the CWA in the third quarter of 2004. Partially offsetting this increase was $48 higher pension income primarily due to lower interest rates.
    Other factors driving the 2005 increase include volume-driven increases of $112 primarily for the provision of long distance services associated with the growth of subscribers and $109 of incremental expense for Universal Service Fund contributions due to increases in fund contribution rates and a higher assessment base driven by growth in DSL and long distance. These increases were partially offset by a $72 decline in uncollectible expense associated with improved economic conditions.
    Trends in operating expenses are discussed in more detail in the Communications Group and Advertising & Publishing Group segment results sections.
INTEREST EXPENSE

	For the Year Ended
	December 31,

	2004	2005	Change

Interest expense – debt	$864	$1,021	$157
Interest expense – other	52	103	51

Total interest	$916	$1,124	$208

Average debt balances(1)	$15,523	$18,163	$2,640

Effective rate	5.6%	5.6%	0	bps

(1)	Average debt balances exclude amounts related to discontinued operations.
Interest expense associated with interest-bearing debt was up $157 in 2005 compared to 2004 reflecting the higher average debt balances due to the incremental borrowings associated with our equity contributions to Cingular Wireless to fund its acquisition of AT&T Wireless. The effective interest rate remained flat year-over-year as a result of increasing commercial paper rates offset by the refinancing of higher-rate long-term debt with lower-rate long-term debt. The increase in interest expense-other relates primarily to the reversal of interest accruals in the prior year related to tax contingencies based on audit settlements.
NET EARNINGS OF EQUITY AFFILIATES

	For the Year Ended
	December 31,

	2004	2005	Change

Cingular Wireless	$24	$135	$111
Other equity investees	44	30	(14)

Total	$68	$165	$97

The increase in earnings from Cingular Wireless in 2005 was attributable to the contribution from the AT&T Wireless operations acquired in October 2004 and growth in the customer base in 2005. Cingular Wireless’ earnings have steadily grown since the acquisition as merger synergies associated with its increased scale and integration of the former AT&T Wireless operations have been realized. Partially offsetting the growth in earnings are integration costs, higher expenses associated with significant customer growth, and an increase in depreciation and amortization expense driven by increased capital investment, a reduction in the remaining useful life of TDMA network assets, and amortization of the acquired intangible assets. Integration costs were incurred as Cingular Wireless began to
24      BELLSOUTH 2005

execute plans to fully integrate the acquired operations, exit certain activities, and dispose of certain assets of AT&T Wireless, including redundant facilities and interests in certain foreign operations. These plans affect many areas of the combined company, including sales and marketing, network, information technology, customer care, supply chain and general and administrative functions.
    The decline in other earnings from equity investees relates to the sale of our interest in Cellcom.
GAIN ON SALE OF OPERATIONS
The gain on sale of operations in 2005 related to the sale of our 34.75 percent interest in Cellcom, a cellular communications operator in Israel, for $625 in gross proceeds. As a result of the sale, we recorded a gain of $351, or $228 net of tax, which included the recognition of cumulative foreign currency translation losses of $10.
OTHER INCOME (EXPENSE), NET

	For the Year Ended
	December 31,

	2004	2005	Change

Interest income	$70	$34	$(36)
Interest on advances to Cingular Wireless	230	204	(26)
Loss on early extinguishment of debt	(14)	(42)	(28)
Gain (loss) on sale of assets	(5)	32	37
Other, net	2	12	10

Total other income (expense), net	$283	$240	$(43)

The decline in interest income in 2005 as compared to the same period in 2004 is primarily due to lower invested cash balances. The decline in interest on advances to Cingular Wireless is due to principal repayments during 2005. Interest on advances to Cingular Wireless is offset by a like amount of interest expense recorded by Cingular Wireless and reported in our financial statements in the caption “Net earnings of equity affiliates.” The gain (loss) on sale of assets for both years is primarily due to sales of land and buildings. Other, net in 2005 is primarily dividend income on investments.
PROVISION FOR INCOME TAXES

	For the Year Ended
	December 31,

	2004	2005	Change

Provision for income taxes	$1,792	$1,389	$(403)
Effective tax rate	34.6%	32.3%	(230	) bps

The lower rate in 2005 was primarily due to the release of a valuation allowance recorded due to capital gains associated with the sale of Cellcom. Additionally, we recognized a cumulative benefit related to a reduction in state income tax rates. The tax rate was also positively impacted by a change in assumptions regarding the Medicare Part D subsidy, which is non-taxable, associated with retiree medical expense. Other benefits during 2005 included a permanent tax benefit realized for a dividends received deduction related to our investment in Cingular Wireless and lower projected taxable income in 2005 due primarily to Hurricane Katrina costs. These benefits were partially offset by recognition of tax liabilities for the excess of book basis over tax basis in Cellcom and the sale of BellSouth shares by our grantor trust.
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
In 2005, we sold the final two of the ten Latin American properties, which resulted in a $390 gain, net of tax. In 2004, we sold the first eight of the ten properties, which resulted in an $850 gain, net of tax. In addition to the sale, 2004 included a $336 tax benefit related to excess tax over book basis in our Latin America investments.
2004 compared to 2003
OPERATING REVENUES
Consolidated revenues declined $41 in 2004 as compared to 2003. Communications Group revenues decreased $13 compared to 2003 reflecting the impact of revenue declines associated with competitive line losses and related pricing pressures substantially offset by growth in DSL and long distance products. Revenues from DSL and long distance combined increased $863 in 2004 compared to 2003. In addition, 2004 was negatively affected by a $50 customer refund accrual associated with a settlement agreement with the South Carolina Consumer Advocate. A decline in revenue for the exit of the payphone business was offset by higher revenues from the sale of wholesale long distance. Advertising & Publishing Group revenues were down $28 in 2004 compared to 2003 because of a reduction in print revenues due to lower overall spending by our advertisers.
OPERATING EXPENSES
Total operating expenses increased $227 in 2004 as compared to the prior year. The most significant expense change driver was increased labor costs of $463, which includes incremental overtime related to service restoration and network repairs due to the four major hurricanes that hit during the third quarter of 2004, higher expense associated with pension and postretirement benefit plans (pension and retiree medical costs) driven by changes associated with the contract agreement with the CWA. The most significant changes were the change in the calculation of the obligation for non-management retiree medical costs as if there were no caps and lower contractual limits on life insurance coverage, increases in annual salary and wage rates, higher incentive compensation and adjustments to workers compensation and long-term disability accruals partially offset by lower average employees due to continued workforce reductions. In addition to higher labor costs, costs of goods sold increased $207 primarily for the provision of long distance services associ-
BELLSOUTH 2005      25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION
ated with the growth in subscribers, information technology expenses and contract services increased $51 in connection with more project-related spending and materials and supplies increased $55 attributable to increased utilities usage and weather-related restorations.
    These increases were partially offset by lower depreciation and amortization expense of $175 attributable to lower depreciation rates, lower uncollectible expense of $139 driven by improved economic conditions and improved collection processes and lower access fees of $96 driven by CLEC interconnect volume declines. The $166 decline in restructuring charges and asset impairments is attributable to incrementally smaller workforce reductions and a $52 asset impairment charge related to an abandoned software project in 2003.
INTEREST EXPENSE

	For the Year Ended
	December 31,

	2003	2004	Change

Interest expense – debt	$836	$864	$28
Interest expense – other	111	52	(59)

Total interest	$947	$916	$(31)

Average debt balances(1)	$14,193	$15,523	$1,330

Effective rate	5.9%	5.6%	(30	) bps

(1)	Average debt balances exclude amounts related to discontinued operations.
Interest expense decreased $31 in 2004 compared to 2003. Interest expense associated with interest-bearing debt was up $28 for 2004 compared to 2003 reflecting higher average debt balances impacted by higher incremental borrowings associated with our equity contributions to Cingular Wireless to fund its acquisition of AT&T Wireless. The lower effective interest rate is due to our interest rate swap program and refinancing higher-rate debt with lower-rate debt, offset partially by an increase in short-term interest rates. The change in interest expense-other relates primarily to the reversal of interest accruals related to tax contingencies based on audit settlements.
NET EARNINGS OF EQUITY AFFILIATES

	For the Year Ended
	December 31,

	2003	2004	Change

Cingular Wireless	$408	$24	$(384)
Other equity investees	44	44	–

Total	$452	$68	$(384)

Earnings from Cingular Wireless in 2004 were lower compared to 2003 primarily due to impacts of the AT&T Wireless acquisition, which included integration costs and higher depreciation expense associated with increased capital investments and a reduction in the useful life of TDMA assets.
GAIN ON SALE OF OPERATIONS
The gain on sale of operations in 2004 related to the sale of our interest in Danish wireless provider, Sonofon, for 3.68 billion Danish Kroner to Telenor ASA. As a result of the sale, we recorded a gain of $462, or $295 net of tax, which included the recognition of cumulative foreign currency translation gains of $13.
OTHER INCOME (EXPENSE), NET

	For the Year Ended
	December 31,

	2003	2004	Change

Interest income	$60	$70	$10
Interest on advances to Cingular Wireless	256	230	(26)
Foreign currency transaction gains (losses)	39	(1)	(40)
Loss on early extinguishment of debt	(18)	(14)	4
Other, net	25	(2)	(27)

Total other income (expense), net	$362	$283	$(79)

The increase in interest income is due to higher invested cash balances, partially offset by the loss of income on an advance to Dutch telecommunications provider Royal KPN N.V. (KPN) due to early repayment in 2003. The decrease in interest on advances to Cingular Wireless is due to a lower rate in 2004. Foreign currency transaction gains in 2003 relate primarily to the advance to KPN.
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

The effective tax rates in 2004 were reduced by a favorable permanent difference for the Medicare Part D subsidy, which is non-taxable, associated with retiree medical expense, and an adjustment to taxes payable associated with divested operations.
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
Income from discontinued operations, net of tax, increased $1,263 in 2004 compared to the same period in 2003 primarily due to the sale of eight of the ten Latin American properties, which resulted in a $850 gain, net of tax. Other net income increases included a $336 tax benefit related to excess tax basis over book basis in our Latin America investments, $177 for the cessation of depreciation beginning in the second quarter of 2004, a $234 loss on the sale of our interests in two Brazilian wireless companies in 2003,
26      BELLSOUTH 2005

and higher revenues. Partially offsetting the increases to net income were the $190 charge related to the settlement of arbitration in Venezuela, foreign exchange gain decreases of $99, and a $33 loss in the second quarter of 2004 related to the purchase of additional ownership share in Argentina.
    From an operational perspective, the Latin America business generated strong growth in both customers and revenue. Despite the October 2004 sale of eight properties, which resulted in only ten months of revenues in 2004 for these properties, operating revenue in the Latin America operations for 2004 increased $165, or 7.2 percent, over 2003 due to growth in customers and traffic throughout the portfolio. Excluding the decrease in operating expenses for the cessation of depreciation beginning in the second quarter of 2004, operating income was $76 higher than the prior year.
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

•	Communications Group;
•	Wireless; and
•	Advertising & Publishing Group.
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
COMMUNICATIONS GROUP
The Communications Group includes our core domestic businesses including: all domestic wireline voice, data, broadband, long distance, Internet services and advanced voice features. The group provides these services to an array of customers, including consumer, small business, large business and wholesale.
    In the first quarter of 2005, BellSouth began to include various corporate entities, the largest of which is BellSouth Technologies Group, Inc., in the Communications Group segment for financial reporting purposes. These entities previously billed substantially all of their costs to the Communications Group. This change aligns financial reporting with management’s current view of the business, is principally timing in nature and does not affect the consolidated financial statements. Prior period segment operating results were recast to reflect the reporting change.
    Our marketing strategy has been to further penetrate our existing base of customers with new products such as interLATA long distance and BellSouth® FastAccess® DSL, encouraging customers to purchase packages containing multiple communications services. We continue to experience retail access line market share loss due to competition and technology substitution, and we expect these trends to continue into 2006.
BELLSOUTH 2005      27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION

				Percent Change

				2004 vs.	2005 vs.
At December 31 or for the Year Ended December 31	2003	2004	2005	2003	2004

Segment operating revenues:
Voice	$12,701	$12,609	$12,576	(0.7)	(0.3)
Data	4,353	4,513	4,743	3.7	5.1
Other	1,353	1,291	1,193	(4.6)	(7.6)
Total segment operating revenues	18,407	18,413	18,512	0.0	0.5
Segment operating expenses:
Cost of services and products	6,744	7,089	7,471	5.1	5.4
Selling, general, and administrative expenses	3,063	3,118	3,153	1.8	1.1
Depreciation and amortization	3,787	3,609	3,633	(4.7)	0.7
Total segment operating expenses	13,594	13,816	14,257	1.6	3.2
Segment operating income	4,813	4,597	4,255	(4.5)	(7.4)

Segment net income	$2,829	$2,727	$2,543	(3.6)	(6.7)

Unusual items excluded from segment net income:
Accounting change (FAS143)	816	–	–	*	*
Gains on grantor trust transactions	–	5	44	*	*
Loss on early extinguishment of debt	(11)	–	(26)	*	*
Deferred revenue adjustment	–	–	29	*	*
Asset impairment and lease termination cost	(32)	(7)	–	*	*
South Carolina regulatory settlement	–	(33)	–	*	*
Severance-related items	(97)	(25)	(59)	*	*
Hurricane-related expenses	–	(100)	(315)	*	*

Segment net income including unusual items	$3,505	$2,567	$2,216	(26.8)	(13.7)

Key Indicators (000s except where noted)

Switched access lines(1):
Residence retail:
Primary	12,463	11,770	11,319	(5.6)	(3.8)
Additional	1,601	1,346	1,163	(15.9)	(13.6)

Total retail residence	14,064	13,116	12,482	(6.7)	(4.8)

Residential wholesale:
Resale	178	117	182	(34.3)	55.6
Commercial agreements/UNE-P	1,698	1,972	1,306	16.1	(33.8)

Total wholesale residence	1,876	2,089	1,488	11.4	(28.8)

Total residence	15,940	15,205	13,970	(4.6)	(8.1)

Business retail	5,413	5,242	5,306	(3.2)	1.2

Business wholesale:
Resale	77	60	54	(22.1)	(10.0)
Commercial agreements/UNE-P	686	751	614	9.5	(18.2)

Total wholesale business	763	811	668	6.3	(17.6)

Total business	6,176	6,053	5,974	(2.0)	(1.3)

Other retail/wholesale (primarily payphones)	147	98	93	(33.3)	(5.1)

Total switched access lines in service	22,263	21,356	20,037	(4.1)	(6.2)
DSL customers (retail and wholesale)	1,462	2,096	2,882	43.4	37.5
Retail long distance customers	3,960	6,015	7,179	51.9	19.4
Switched access and local minutes of use (millions)	82,101	70,061	62,589	(14.7)	(10.7)
Retail long distance minutes of use(millions)	10,039	21,109	25,511	110.3	20.9

Total access minutes of use (millions)	92,141	91,170	88,100	(1.1)	(3.4)

Capital expenditures	$2,898	$3,164	$3,429	9.0	8.6

*	Not meaningful
(1)	Prior period operating data are often revised at later dates to reflect updated information. The above information reflects the latest data available for the periods indicated.
28      BELLSOUTH 2005

2005 compared to 2004
SEGMENT OPERATING REVENUES
Revenue growth for 2005 in both the consumer and small business units was driven by increased penetration of long distance and DSL and customer reacquisition and retention programs. Revenue for our large business unit declined 2.1 percent as growth in complex long distance services was overshadowed by competitive pricing pressure. Wholesale revenue declined 1.4 percent due to revenue declines in transport services sold to inter-exchange carriers, UNE-P and switched access were nearly offset by growth in wireless transport revenue. Also contributing was a decrease in revenue from declines in dial-up Internet service provider (ISP) traffic. Billing credits associated with service outages during Hurricane Katrina reduced revenue by approximately $76.
Voice
Voice revenues were relatively flat, declining $33 during 2005 compared to 2004 driven by diverging factors. Access line-related revenues declined $417 when compared to the same periods in 2004. Total switched access lines declined 1,319,000, or 6.2 percent, year-over-year. The access line decline was the result of continued share loss, driven primarily by volume declines to wireless and broadband technology substitution and, to a much lesser extent, access line losses to VoIP providers. Wholesale lines were down 740,000 lines year-over-year. Wholesale lines consist primarily of the grandfathered service provided under invalidated FCC rules (UNE-P) and services provided under successor commercial contracts at negotiated rates. Commercial contracts covered 74 percent of the wholesale lines at December 31, 2005. The amortization of deferred installation and activation revenues declined $81 in 2005 when compared to 2004. Revenues subject to deferral have declined over the past two years as a result of higher promotional activity.
    In efforts to combat share loss, we continue to grow our package services. BellSouth Answers® is our signature residential package offering, which combines various wireline, wireless, Internet services and/or DIRECTV® digital satellite television services. The primary package combines the Complete Choice® calling plan of local service and multiple convenience calling features with BellSouth Long Distance, BellSouth® FastAccess® DSL or dial-up Internet, and Cingular Wireless services. We also offer DIRECTV® digital satellite television service through all sales channels as part of our BellSouth Answers® portfolio. This agency relationship with DIRECTV® provides us with a key competitive product with insignificant cost or capital requirements. We ended 2005 with more than 4.9 million residential packages, representing a 44 percent penetration of our retail primary line residence base. As of December 31, 2005, 86 percent of Answers customers have long distance in their package and almost 47 percent have either FastAccess DSL or BellSouth® dial-up Internet.
    Long distance voice revenue increased $435 in 2005 when compared to 2004, driven primarily by growth in interLATA retail services and includes $53 of wholesale long distance services provided to Cingular Wireless driven by wireless customer growth. InterLATA retail revenues increased $372 year-to-date reflecting continued market share gains driven by marketing efforts and the BellSouth® Unlimited Long Distance Plans. Included in this increase is $31 related to growth in our long distance offerings in complex business. At December 31, 2005, we had nearly 7.2 million retail long distance customers and a mass-market penetration rate of almost 58 percent of our retail customer base.
    Switched access revenue was essentially flat in 2005 when compared to 2004. Switched access and local minutes of use declined 10.7 percent in 2005 due to access line losses and alternative communications services, primarily wireless and e-mail. This volume decline was principally offset by increased usage.
Data
Data revenues increased $230 in 2005 when compared to 2004. Data revenues were driven by growth from the sale of BellSouth®FastAccess® DSL service partially offset by decreases in revenue from other data products. Combined wholesale and retail DSL revenues of $1,238 in 2005 were up $253 when compared to the same periods in 2004 due primarily to a larger customer base partially offset by lower average revenue per user (ARPU). As of December 31, 2005, we had nearly 2.9 million DSL customers, an increase of 786,000 customers compared to December 31, 2004 driven by simplified pricing and promotional activity. In July 2005, BellSouth announced more straightforward consumer broadband pricing which reduced the number of FastAccess DSL® price points from 21 to 3. During 2005, net subscriber additions to BellSouth’s three highest-speed DSL products made up 69 percent of total DSL net customer additions.
    Revenue from other retail data products increased $27 in 2005 when compared to 2004. Revenue from our long distance offerings in complex business increased $65 year-to-date when compared to the same periods in 2004. These increases were offset by declines of $38 for 2005 in our large business segment due to continued price pressures.
    Revenues from the sale of wholesale data transport services, including sales to long distance companies and CLECs, declined 2.6 percent in 2005 when compared to 2004. The decreases were due to declines in data transport sold to interexchange carriers as they continue to reduce their network costs in response to declining volumes. Additional lower revenue related to dial-up ISP traffic partially offset by revenue growth in transport sold to wireless carriers as wireless subscribers and volumes continue to expand.
BELLSOUTH 2005      29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION
Other
Other revenues decreased $98 in 2005 when compared to 2004 reflecting $80 wholesale long distance volume declines and reduced revenues for billing and collections and late payments of $10, customer premise equipment of $22 and payphone service providers of $18, partially offset by wireless sales agency fee growth of $13.
SEGMENT OPERATING EXPENSES
Cost of services and products
Cost of services and products increased $382 in 2005 when compared to 2004. The increase includes: $146 related to labor costs due primarily to increases in retiree medical costs and overtime costs associated with restoration of service after damage from severe weather and increased technician dispatches for DSL volumes; the impact of annual wage increases and workforce additions. Additionally, the increase includes $112 in costs of goods sold principally driven by higher volumes in long distance services; $109 in Universal Service Fund contributions due to higher fund contribution rates and a larger assessment base driven by growth in DSL and long distance revenues; and $45 in materials and supplies driven primarily by both DSL modem cost associated with customer growth and increased fleet fuel costs. These increases were partially offset by a $41 decline in access fees due to lower volumes, and a $39 decline in penalties associated with CLEC service parity requirements.
Selling, general, and administrative expenses
Selling, general, and administrative expenses increased $35 in 2005 when compared to 2004. The increase reflects an increase of $73 in labor costs driven by incremental retiree medical benefit costs, and annual wage increases, and a $70 increase in contract services related to information technology platform development. These increases were partially offset by $31 lower advertising expense due to specific 2004 campaigns and a $47 decline in uncollectible expense driven by lower write-offs associated with improved economic conditions.
Depreciation and amortization
Depreciation and amortization expense increased $24 during 2005 when compared to 2004 reflecting increased capital spending partially offset by reduced depreciation rates under the group life method of depreciation.
2004 compared to 2003
SEGMENT OPERATING REVENUES
Growth in consumer long distance and DSL revenue was offset by retail residential access line losses, resulting in flat consumer revenue in 2004 compared to 2003. Revenue for our small business unit increased 4.3 percent in 2004 compared to 2003 driven by increased penetration of long distance and DSL and customer reacquisition and retention programs. Revenue for our large business segment decreased 2.6 percent in 2004 compared to 2003 reflecting competitive pricing pressure and weak demand for access lines. Wholesale revenue was stable in 2004 compared to 2003 as revenue as declines in switched access revenue were offset by growth in wireless transport and UNE-P revenue.
Voice
Voice revenues decreased $92 during 2004 compared to 2003 driven primarily by continued access line loss offset by the growth in interLATA long distance. Total switched access lines declined 907,000, or 4.1 percent, for the period with retail line losses being slightly offset by increases in wholesale lines. The access line decline was the result of continued share loss and technology substitution, primarily wireless.
    Wholesale lines, which consist primarily of unbundled network element – platform (UNE-P) lines, totaled almost 3.0 million at December 31, 2004, up 273,000 lines year over year. The vast majority of the UNE-P additions were residential. When lines over which we provide retail services are converted to UNE-P, we lose revenue and margin. On average, the revenue from our provision of UNE-P does not permit us to recover the fully allocated costs we incur to provide it. To mitigate this loss, we have been actively seeking reform of the pricing rules that regulators use to set UNE-P prices. As previously discussed under the heading “Overview,” a judicial decision that became effective in June 2004 invalidated certain FCC rules that governed the provision of wholesale access to our network by local service competitors. We believe this change in the regulatory environment influenced the loss in UNE-P lines that we experienced in the second half of 2004.
    In efforts to combat share loss, we continued to grow our package services. BellSouth Answers® is our signature residential package offering, which combines various wireline, wireless, Internet services and/or DIRECTV® digital satellite television services. The primary package combines the Complete Choice calling plan of local service and multiple convenience calling features with BellSouth Long Distance, BellSouth® FastAccess® DSL or dial-up Internet, and Cingular Wireless services. During 2004, we began offering DIRECTV® digital satellite television service through all sales channels as part of the BellSouth Answers® portfolio. This agency relationship with DIRECTV® provides us with a key competitive product with insignificant cost or capital requirements. With the addition of video, the BellSouth Answers® package is one of the most comprehensive and competitively priced bundles in our markets today. We ended 2004 with almost 4.4 million residential packages, representing a 37 percent penetration of our retail primary line residence base. Almost 84 percent of Answers customers have long distance in their package
30      BELLSOUTH 2005

and almost 45 percent have either FastAccess DSL or BellSouth dial-up Internet service.
    Long distance voice revenue increased $578 in 2004 when compared to 2003, driven primarily by growth in interLATA and wireless long distance. InterLATA revenues increased $640 reflecting continued large market share gains driven by marketing efforts and the BellSouth Unlimited Long Distance Plans. At December 31, 2004, we had 6.0 million retail long distance customers and a mass-market penetration rate of approximately 48 percent of our customer base. We also continued to grow our long distance offerings in complex business. We recorded $209 in complex long distance revenue in 2004 compared to $71 in 2003. Through December 31, 2004, the complex long distance backlog stood at $624. This backlog represents an estimated value of the complex long distance business sold but not yet booked as revenue. Revenue from wholesale long distance services provided to Cingular Wireless increased $55 when compared to 2003. This increase was caused by higher volumes associated with the proliferation of wireless package plans that include long distance partially offset by slightly lower rates.
    Switched access revenues declined $62 in 2004 when compared to 2003 due to volume and rate decreases. Our entry into interLATA long distance shifted switched access minutes from other carriers to our service resulting in a transfer from wholesale switched access revenues to retail long distance revenue. Switched access and local minutes of use decreased 14.7 percent compared to 2003. The decrease is due to the impact of our entry into interLATA long distance, access line losses including the shift to UNE-P lines and alternative communications services, primarily wireless and e-mail. Switched access rates were slightly lower in 2004 due to the July 1, 2003 rate reduction of the CALLs program, an FCC access reform initiative. The decline in rates, however, is substantially offset by higher subscriber line charges that are also included in voice revenues.
Data
Data revenues increased $160 in 2004 when compared to 2003. Data revenues were driven by strong growth from the sale of BellSouth® FastAccess® DSL service partially offset by decreases in revenue from other data products. Combined wholesale and retail DSL revenues were up $241 in 2004 when compared to 2003 due primarily to a larger customer base. As of December 31, 2004, we had almost 2.1 million DSL customers, an increase of 634 thousand customers compared to December 31, 2003.
    Retail data services grew 11.5 percent in 2004 when compared to 2003 driven primarily by the growth from the sale of FastAccess DSL service. During 2004, we added 653 thousand net retail customers. We offer three broadband downstream connection speeds to meet the varying needs of our mass-market customers. The original version – BellSouth FastAccess DSL Ultra – runs at downstream connection speeds of up to 1.5 megabits. Since mid-2003, we have offered a lower speed version – BellSouth® FastAccess® DSL Lite – running at downstream connection speeds of up to 256 kilobits. FastAccess DSL Lite accounted for approximately one-fourth of DSL customers as of December 31, 2004. In April 2004, we began offering BellSouth® FastAccess® DSL Xtreme, delivering downstream connection speeds of up to 3.0 megabits and upstream connection speeds of up to 384 kilobits. We believe our broadband offers are among the most competitively priced in our markets. In late September 2004, we launched additional incentives and introduced new pricing for FastAccess® DSL Ultra service designed to increase long-term market penetration. Retail FastAccess customer additions were offset somewhat by wholesale DSL disconnects as we continue to see a shift in customer mix to retail. Revenue from other retail data products was flat for 2004 when compared to 2003.
    Revenues from the sale of wholesale data transport services and wholesale DSL to other communications providers, including long distance companies and CLECs, declined 3.5 percent in 2004 when compared to 2003, primarily due to the lingering impacts of soft enterprise market segment demand and continued network grooming and consolidation by large inter-exchange carriers.
Other
Other revenues decreased $62 in 2004 when compared to 2003. This decrease reflects decreases in revenues from the payphone business of $77 and billing and late payment fees of $29, partially offset by increases in equipment revenues of $33 and increases in wholesale long distance revenues of $12. Increases in equipment revenues reflect increased demand due to improved economic conditions and customer upgrades to newer technology.
SEGMENT OPERATING EXPENSES
Cost of services and products
Cost of services and products increased $345 in 2004 when compared to 2003. The cost of services increase was impacted by: increases of $207 in costs of goods sold principally driven by increases in the provision of long distance service volumes; increases of $104 in labor costs impacted by pay increases driven by union contract raises and higher costs from retiree and medical benefits slightly offset by lower average workforce; increases of $49 in contract services related to network planning projects and equipment installations; and increases in materials and supplies of $39 associated with increased utilities usage, partially offset by decreases of $96 in access fees due to volume declines, settlements and significant reductions in charges associated with access to other carriers customer name databases.
Selling, general, and administrative expenses
Selling, general, and administrative expenses increased $55 in 2004 when compared to 2003. The selling, general, and administrative expense reflected represents an increase of
BELLSOUTH 2005      31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION
$209 in labor costs driven by higher costs from retiree and medical benefits, incentive awards, reduced use of contractors and pay increases partially offset by lower headcount. Also included in the labor increase was a $40 increase in an annual adjustment to the workers compensation and long-term disability accruals.
    This increase was partially offset by a decrease in uncollectibles expense of $90 driven by continued improvements in the collection process and improved economic conditions, a decrease in contract services of $26 and a decrease in outside sales commissions of $16.
Depreciation and amortization
Depreciation and amortization expense decreased $178 in 2004 when compared to 2003. The primary driver of the decline in depreciation expense relates to lower depreciation rates under the group life method of depreciation. The lower depreciation rates were precipitated primarily by the reductions in capital expenditures over the past several years. Amortization expense increased due to higher levels of capitalized software.
WIRELESS
We own a 40 percent economic interest in Cingular Wireless, a joint venture with AT&T. Because we exercise influence over the financial and operating policies of Cingular Wireless, we use the equity method of accounting for this investment. Under the equity method of accounting, we record our proportionate share of Cingular Wireless’ earnings in our consolidated statements of income. These earnings are included in the caption “Net earnings of equity affiliates”. For management purposes, we evaluate our Wireless segment based on our proportionate share of Cingular Wireless’ results. Accordingly, results for our Wireless segment reflect the proportional consolidation of 40 percent of Cingular Wireless’ financial results.
    On October 26, 2004, Cingular Wireless completed the acquisition of AT&T Wireless, creating the largest wireless carrier in the United States based on number of customers and revenue. Data revenue played an increasingly important role in revenue composition and its growth is expected to accelerate in 2006 with the launch of a new high speed data network. Despite industry consolidation, competition continues to be intense. Cingular Wireless’ competitors are principally the other national providers of wireless communications services as well as regional carriers, niche carriers and resellers.

				Percent Change

				2004 vs.	2005 vs.
At December 31 or for the Year Ended December 31	2003	2004	2005	2003	2004

Segment operating revenues:
Service revenues	$5,727	$7,041	$12,255	22.9	74.1
Equipment revenues	504	785	1,518	55.8	93.4
Total segment operating revenues	6,231	7,826	13,773	25.6	76.0
Segment operating expenses:
Cost of services and products	2,311	3,032	5,638	31.2	85.9
Selling, general, and administrative expenses	2,170	2,826	4,546	30.2	60.9
Depreciation and amortization	835	1,073	1,778	28.5	65.7
Total segment operating expenses	5,316	6,931	11,962	30.4	72.6
Segment operating income	915	895	1,811	(2.2)	102.3

Segment net income	$261	$209	$701	(19.9)	235.4

Unusual items excluded from segment net income:
Merger integration costs	–	(59)	(197)	*	*
Fair value adjustment and lease accounting adjustment	–	(50)	–	*	*
Wireless merger intangible amortization	–	(80)	(374)	*	*
Hurricane-related expenses	–	–	(27)	*	*

Segment net income including unusual items	$261	$20	$103	(92.3)	*

Key Indicators (100% Cingular Wireless):

Cellular/PCS customers (000s)	24,027	49,132	54,144	104.5	10.2
Average monthly cellular/PCS revenue per user(a)	$51.67	$49.68	$49.65	(3.9)	(0.1)
Capital expenditures	$2,734	$3,449	$7,475	26.2	116.7

(a)	Management uses average revenue per user (ARPU) as an indicator of operating performance of the business. Average monthly cellular/PCS revenue per user is defined as cellular/PCS service revenues during the period divided by average cellular/PCS customers during the period. This metric is used to compare the recurring revenue amounts being generated on Cingular Wireless’ network to prior periods and internal targets. We believe that this metric provides useful information concerning the performance of Cingular Wireless’ initiatives to attract and retain high value customers and the use of its network.
*	Not meaningful
32      BELLSOUTH 2005

2005 compared to 2004
SEGMENT OPERATING REVENUES
Cingular Wireless had 54.1 million cellular/PCS customers at December 31, 2005, representing a growth of approximately 5.0 million in its cellular/PCS customer base from a year ago. Additionally, Cingular Wireless’ cellular/PCS customer net additions were 5.0 million in 2005, up from 3.3 million in 2004. Strong customer gross additions during 2005 of 18.5 million, up 5.8 million from 2004, were driven by the larger distribution network of the combined Cingular Wireless and AT&T Wireless company, attractive service offerings, including the popularity of Cingular Wireless’ FAMILYTALK® plans and Cingular Wireless’ ROLLOVER® plan feature, and continued high levels of advertising of the combined company. Offsetting these increases was a decrease in Cingular Wireless’ reported reseller gross additions primarily due to the change in methodology for calculating its reseller churn implemented in the first quarter of 2005.
    The monthly cellular/PCS churn rate was 2.2% in 2005, down from 2.7% in the prior year. The decline in Cingular Wireless’ churn resulted primarily from a lower churn rate in its postpaid customer base and the change in its methodology for calculating churn related to its reseller customers. Offsetting these declines was an increase in the churn rate among its legacy prepaid customers. Postpaid churn for 2005 was 1.9%, down from 2.3% in the prior year. Cingular Wireless believes that the decline in its postpaid churn resulted from the combined company providing a more compelling value proposition than Cingular Wireless was able to provide before the acquisition, including more affordable rate plans, broader network coverage, higher network quality, exclusive devices and mobile-to-mobile calling to over 54.1 million Cingular Wireless customers. The change in methodology for the calculation of reseller churn resulted in an improvement to its reported churn for 2005 of 32 basis points.
    Total operating revenues increased $5,947 to $13,773 in 2005 compared to 2004. The primary driver behind the year-over-year increase was Cingular Wireless’ acquisition of AT&T Wireless in October 2004. Additionally, total operating revenues continue to be favorably impacted by growth in service revenue as a result of a higher average cellular/PCS customer base, the continued growth of data revenues and higher regulatory fee revenues. Equipment sales contributed $733 to the increase in total operating revenue in 2005 compared to 2004.
Service revenues
Service revenues increased $5,214 in 2005 compared to 2004. The local service component of total service revenues includes recurring monthly access charges, airtime usage, including prepaid service, and charges for optional features and services, such as voice mail, mobile-to-mobile calling, roadside assistance, caller ID and handset insurance. It also includes billings to Cingular Wireless’ customers for the USF and other regulatory fees and pass-through taxes. The primary driver of the increase of $4,088 in local service revenues for 2005 was an increase of 75.8 percent in the average number of cellular/PCS customers, including the nearly 22 million customers acquired in the AT&T Wireless transaction. The increase in local service revenues was partially offset by a decline in Cingular Wireless’ monthly access charges and airtime usage due to an increase in the number of its customers on its ROLLOVER® plans, which allow customers to carry over unused minutes for up to one year, and its free mobile-to-mobile minutes, which allow Cingular Wireless customers to call other Cingular Wireless customers at no charge.
    Data revenue growth also favorably impacted total service revenues. The $714 increase in data revenues for 2005 compared to 2004 was driven by increased data service penetration and usage of SMS short messaging and other data services by Cingular Wireless’ cellular/PCS customers, including those data customers assumed with the AT&T Wireless acquisition. Partially offsetting these increases was the loss of revenues from its Mobitex data business, which Cingular Wireless sold during the fourth quarter of 2004.
    Roaming revenues, including both incollect and outcollect revenues, increased $262 for 2005 when compared with the prior year. These increases resulted as higher roaming revenues from the acquired AT&T Wireless customer base more than offset the elimination of the intracompany roaming between former AT&T Wireless and Cingular Wireless markets and a reduction in roaming rates.
    Long distance revenues increased $100 from the prior year due to the revenue associated with the acquired AT&T Wireless customers and an increase in international long distance revenues from the traditional Cingular Wireless customer base as more customers continue to migrate to its GSM network, which allows for more access to international calling than the TDMA technology.
    Cellular/PCS ARPU for 2005 was $49.65, relatively flat when compared to ARPU of $49.68 in 2004. Continued increases in ARPU related to higher customer usage, data and regulatory fee revenue and higher ARPU from former AT&T Wireless customers were offset by the impact of a larger embedded customer base of postpaid customers on lower ARPU FamilyTalk® rate plans and on all-inclusive rate plans that include more “free” minutes, thereby reducing overages and other chargeable airtime. Also exerting downward pressure is a change in the mix of the cellular/PCS customer base to include a higher percentage of lower ARPU reseller customers, former AT&T Wireless customers migrating to popular ROLLOVER® rate plans, and decreases in roaming ARPU, largely as a result of the acquisition of AT&T Wireless.
Equipment revenues
Equipment sales increased $733 in 2005 compared to 2004. The increase was driven primarily by incremental revenues from new customers in former AT&T Wireless markets, higher volumes of equipment sales in traditional Cingular Wireless markets, and increased equipment sales from former AT&T Wireless customers migrating to Cingular
BELLSOUTH 2005      33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION
Wireless common service offerings. Additionally, equipment revenues increased due to the shift to more advanced handsets following the GSM/GPRS/EDGE network overlay.
SEGMENT OPERATING EXPENSES
Cost of services and products
Cost of services and products increased $2,606 in 2005 when compared with 2004 resulting primarily from the increase in costs of a larger business attributable to the AT&T Wireless acquisition, increased network usage and a higher cost of sales for customer handsets.
    The local network systems costs and interconnect costs increase of $514 and $322, respectively, over the prior period resulted primarily from the incremental network activity due to the acquisition of AT&T Wireless. Additionally, interconnect expenses increased year-over-year due to slight increases in minutes of use per customer.
    Third-party network systems costs, which include reseller services, incollect roaming, long distance and USF fees, increased by $839. Reseller services increased $348 primarily from the incremental amount from the acquisition and from increased costs associated with the California/Nevada network sold to T-Mobile in the first quarter of 2005. USF fees increased $207 primarily due to the incremental activity from the acquisition. Incollect roaming and long distance grew $149 and $135, respectively, from year-to-year. Both increases were driven by higher volumes of minutes, including those minutes associated with the acquired AT&T Wireless customers, which more than offset rate decreases from both incollect minutes and long distance minutes, and the elimination of intracompany roaming between former AT&T Wireless customers and Cingular Wireless.
    Equipment sales expenses increased $878 from the prior year driven primarily by higher unit sales. Higher unit sales resulted both from the 46.1 percent increase in gross customer additions as well as increased upgrade activity due to the migration of former AT&T Wireless customers to Cingular Wireless common service offerings and the shift to more advanced handsets following Cingular Wireless’ GSM/GPRS/EDGE network overlay.
Selling, general and administrative
Selling, general and administrative expenses for 2005 increased $1,720 compared with the prior year, driven primarily by the AT&T Wireless acquisition. Selling expenses, which include sales, marketing, advertising and commission expenses increased when compared to the prior year due to selling expenses related to increased sales personnel costs associated with the acquired AT&T Wireless sales force, higher advertising and promotions expenses and increased commissions expenses related to the 46.1 percent increase in gross customers year-over-year. Costs for maintaining and supporting Cingular Wireless’ customer base in 2005 increased due to higher customer service expenses, an increase in upgrade commissions and an increase in billing and bad debt expenses. Customer service expenses increased due to increased headcount and employee-related expenses acquired from AT&T Wireless to support Cingular Wireless’ larger customer base, as well as customer retention and customer service improvement initiatives. Increases in upgrade commissions were primarily driven by an increase in handset upgrade activity and higher commission incentives related to the migration of Cingular Wireless’ AT&T Wireless customers to Cingular Wireless common service offerings. Since the acquisition of AT&T Wireless, Cingular Wireless has successfully migrated approximately 7 million former AT&T Wireless customers to Cingular Wireless service offerings, including approximately 5 million during 2005. Other maintenance cost increases include higher billing and bad debt related expenses related to the growth in Cingular Wireless’ customer base. Other administrative costs increased as a result of incremental expenses associated with the acquired AT&T Wireless administrative personnel.
Depreciation and amortization
Depreciation expense of $1,758 increased $738 compared to the prior year primarily due to incremental depreciation associated with the property, plant and equipment acquired in the AT&T Wireless acquisition and depreciation related to Cingular Wireless’ ongoing capital spending associated with its GSM and UMTS network. Additionally, depreciation expense increased over the prior year as a result of a reduction of the estimated useful lives of certain legacy Cingular Wireless TDMA assets. Amortization expense for 2005 decreased by $33, primarily due to amortization associated with intangible assets that became fully amortized during 2004.
2004 compared to 2003
SEGMENT OPERATING REVENUES
Cingular Wireless had 49.1 million cellular/PCS customers at December 31, 2004, representing growth of 25.1 million in its cellular/PCS customer base from a year ago. This growth was primarily due to a 21.7 million cellular/PCS customer base increase, related to Cingular Wireless’ acquisition of AT&T Wireless in October 2004. Additionally, for 2004, Cingular Wireless’ cellular/PCS customer net additions were 3.3 million, up from 2.1 million a year ago, with 1.7 million of the current year’s cellular/PCS customer net additions occurring in the fourth quarter of the year. This fourth quarter increase represented the highest cellular/PCS customer net additions total ever when compared with the combined historical results of Cingular Wireless and AT&T Wireless. The strong performance in cellular/PCS customer net additions during the fourth quarter was driven by the re-launch of the Cingular Wireless brand, the offering of new common rate plans and the larger distribution network of the newly combined Cingular Wireless/AT&T Wireless company subsequent to the acquisition. Also favorably impacting customer net additions throughout
34      BELLSOUTH 2005

2004 were the promotion and success of Cingular Wireless’ new GSM service offerings and the continued promotion of its FamilyTalk® service offering and its Rollover® rate plans. Excluding the impact to the prepaid customer base due to the AT&T Wireless acquisition, the prepaid customer count was reduced from the prior year, in part due to the successful promotion of the postpaid FamilyTalk® plan, which competes for customers at a similar price point but with enhanced services. The increase in reseller customer net additions compared with the prior year can be attributed to continued growth by Cingular Wireless’ primary reseller.
    The monthly cellular/PCS churn rate of 2.7% in 2004, which included the results of AT&T Wireless since its acquisition, was flat compared with the churn rate in the prior year as a lower churn rate in Cingular Wireless’ postpaid customer base was offset by higher churn rates in the prepaid and reseller customer bases. During the fourth quarter of 2004, Cingular Wireless experienced a significant improvement in its postpaid customer base churn rate compared with prior periods, as customers responded positively to the launch of the new Cingular Wireless, its broad network coverage and its attractive GSM service offerings. Also, during the fourth quarter of 2004, conformity issues related to the calculation of churn for Cingular Wireless and AT&T Wireless reduced churn subsequent to the acquisition by 13 basis points. To date, Cingular Wireless does not believe that wireless local number portability has materially impacted the customer churn rate.
    Total operating revenues, consisting of service revenue and equipment sales, increased $1,595 in 2004. The primary driver behind the year-over-year increases in almost every component of total operating revenues was Cingular Wireless’ acquisition of AT&T Wireless in late October 2004 and the inclusion of 67 days of AT&T Wireless operating results. Additionally, total operating revenues continue to be favorably impacted by growth in service revenue as a result of a higher average cellular/PCS customer base and the continued growth in data revenues. Equipment sales contributed $281 to the increase in total operating revenues, driven by both strong customer growth and handset upgrade activity.
Service revenues
Service revenue, comprised of local voice and data services, roaming, long distance and other revenue, increased $1,314 in 2004 compared to 2003. The local service component of total service revenue includes recurring monthly access charges, airtime usage, including prepaid service, and charges for optional features and services, such as voice mail, mobile-to-mobile calling, roadside assistance, caller ID, handset insurance and data services. It also includes billings to customers for the Universal Service Fund (USF) and other regulatory fees. The primary driver of the increase in local service revenue for 2004 was the inclusion of the former AT&T Wireless operating results as a result of Cingular Wireless’ acquisition in late October 2004. Aside from this impact, increases in local service revenue are a function of the higher average customer base partially offset by the impact of a lower Average Revenue Per User (ARPU). Strong growth in data revenue, including the impact of the AT&T wireless acquisition, continues to favorably impact local service revenue driven primarily by increased data service penetration and usage of text messaging and other data services by cellular/PCS customers. Incollect and outcollect roaming revenues were essentially flat, when compared with the corresponding prior year. Roaming revenue continues to be unfavorably impacted by the bundling of “free” roaming minutes with all-inclusive regional and national rate plans and lower negotiated rates with Cingular Wireless’ roaming partners. Prior to the acquisition, AT&T Wireless was Cingular Wireless’ largest national roaming partner. Effective with the acquisition, Cingular Wireless’ consolidated outcollect revenue reflects elimination of roaming revenue between the now combined Cingular Wireless and former AT&T Wireless properties along with a corresponding elimination of incollect roaming costs. Although net income neutral, this elimination will significantly reduce the new combined company outcollect revenue when compared to the combination of prior historical stand-alone results. The increase in long distance revenue compared with 2003 was primarily related to the incremental impact of the additional long distance revenue contributed as a result of the AT&T Wireless acquisition. Higher international long distance revenue in 2004 also contributed, to a lesser extent, to the overall increase compared with the prior year.
    Cellular/PCS ARPU for 2004 was $49.68, a decrease of $1.99, or 3.9 percent, compared with $51.67 for 2003. Although the contribution of a higher ARPU for the AT&T Wireless customer base for the last 67 days of 2004 had a slightly positive impact on overall 2004 ARPU when compared with 2003, the main drivers of the changes in ARPU remained consistent with prior periods. Continued increases in ARPU related to higher customer usage and increased data revenue and regulatory fee revenue were more than offset by the impact of a larger embedded customer base of postpaid customers on lower ARPU FamilyTalk® rate plans and on all-inclusive rate plans that include more “free” minutes, thereby reducing overages and other chargeable airtime. Also exerting downward pressure on ARPU compared with the prior year is a change in the mix of the cellular/PCS customer base to include a higher percentage of lower ARPU reseller customers and decreases in roaming revenue, largely as a result of the acquisition of AT&T Wireless.
Equipment revenues
For 2004, equipment sales increased $281 in 2004 compared to 2003, primarily driven by overall higher handset sales including the impact of a significant increase in customer gross additions due to the acquisition of AT&T Wireless. Customer migrations to new Cingular Wireless rate
BELLSOUTH 2005      35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION
plans as a result of the merger also favorably impacted handset upgrade revenue.
SEGMENT OPERATING EXPENSES
Cost of services and products
The cost of services and products increase of $721 for 2004 compared to 2003 was due to increases in local network system costs and in third party system costs (i.e., roaming and long distance costs).
    Over half of the increase in local network system costs can be attributed to the incremental costs related to the acquired AT&T Wireless network. Excluding this impact, the overall drivers of increased local network costs are primarily related to increased network system usage and associated network system expansion costs. Increased local network system costs in 2004 versus the prior year attributable to historical pre-merger Cingular Wireless activities included increased costs billed to its customers related to payments into the USF and certain other regulatory funds and higher costs related to its handset insurance program due to increased claims.
    For 2004, third-party network system costs were lower as continued decreases in incollect roaming costs were partially offset by higher long distance costs. Lower incollect roaming costs were a result of lower negotiated roaming rates with Cingular Wireless’ roaming partners, which more than offset increased volumes of roaming minutes. Also, as a result of the AT&T Wireless acquisition, Cingular Wireless’ consolidated incollect expenses reflect elimination of intra-company incollect roaming costs between the now combined Cingular Wireless and former AT&T Wireless properties along with a corresponding elimination of outcollect revenue. Although net income neutral, this elimination will significantly reduce the new combined company incollect roaming expenses when compared to the combination of prior historical stand-alone results. The increase in long distance costs was primarily volume driven, impacted by the inclusion of “free long distance” in many of Cingular Wireless’ regional and national rate plan offerings. In addition, approximately one-third of the increase in long distance costs versus 2003 was related to the incremental long distance expenses incurred as a result of the AT&T Wireless acquisition.
    For 2004, the cost of equipment sales increased, primarily driven by overall higher handset sales including the impact of a significant increase in customer gross additions and customer migration to Cingular Wireless rate plans due to the acquisition of AT&T Wireless.
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
Depreciation and amortization
Depreciation expense increased by $249 in 2004, compared to 2003, and included an incremental $130 related to assets acquired from AT&T Wireless. Other increases in depreciation expense were primarily due to on-going capital spending, including the GSM/GPRS/EDGE network overlay, in addition to increased depreciation on TDMA assets in 2004 as a result of a further review of estimated service lives. Amortization expense decreased by $12 in 2004 compared to 2003 due to certain historical Cingular Wireless finite-lived intangible assets becoming fully amortized during 2004.
ADVERTISING & PUBLISHING GROUP
Our Advertising & Publishing Group is comprised of companies that publish, print, sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic product offerings. In November 2004, BellSouth and AT&T (formerly SBC) entered into a joint venture that purchased yellowpages.com®. In late 2005,
36      BELLSOUTH 2005

we launched YELLOWPAGES.COMtm from BellSouth. This electronic product offering enables us to expand our national advertising base and diversify our traffic relationships.
    As discussed more fully in Note C to our consolidated financial statements, effective January 1, 2003, we changed our method for recognizing revenues and expenses related to our directory publishing business from the publication and delivery method (issue basis) to the deferral method (deferral basis). Under the issue basis, we recognized 100 percent of revenues and direct expenses at the time the directories were published and delivered. Under the deferral basis, we amortize, or recognize ratably, revenues and direct expenses over the life of the related print directory, generally 12 months. When compared to the issue basis method, the deferral method causes trends in current-period operating results to be recognized in the income statement over a longer period of time and to cross fiscal years.
    In 2003 and early 2004, our Advertising & Publishing Group was negatively affected by weak economic conditions and competition. An improving economy, combined with the execution of our business strategies, resulted in moderate revenue growth in 2005. We expect this trend to continue in 2006.

	For the Year Ended			Percent Change
	December 31,
				2004 vs.	2005 vs.
	2003	2004	2005	2003	2004

Segment operating revenues
Advertising & Publishing revenues	$1,906	1,878	$1,908	(1.5)	1.6
Commission revenues	144	141	152	(2.1)	7.8
Total segment operating revenues	2,050	2,019	2,060	(1.5)	2.0
Segment operating expenses:
Cost of services and products	345	353	374	2.3	5.9
Selling, general, and administrative expenses	706	684	704	(3.1)	2.9
Depreciation and amortization	26	28	28	7.7	–
Total segment operating expenses	1,077	1,065	1,106	(1.1)	3.8
Segment operating income	973	954	954	(2.0)	–

Segment net income	$600	$583	$595	(2.8)	2.1

Unusual items excluded from segment net income:
Accounting change	(501)	–	–	*	–
Severance-related items	(3)	–	–	*	–
Hurricane-related expenses	–	–	(7)	–	*

Segment net income including unusual items	$96	$583	$588	*	0.9

Capital expenditures	$28	$29	$28	3.6	(3.4)

*	Not meaningful
2005 compared to 2004
SEGMENT OPERATING REVENUES
Operating revenues in 2005 grew $41, or 2 percent, compared to 2004. However, print and Internet revenues were negatively affected by billing credits of $22 and $1, respectively, given to customers in the areas devastated by Hurricane Katrina. Excluding the hurricane impacts, total operating revenue would have increased $64, or 3.2 percent, in 2005 compared to 2004. The increase includes a $24 increase in print revenues and a $29 increase in electronic media revenue. Sales agency commission revenue increased $11.
    The print revenue increase was driven by growth in directory sales in 2004 and 2005. This positive growth was the result of a continuation of product offering expansion and successful marketing programs and sales execution, as well as a stable economy. Internet revenue was driven by a significant increase in issue sales, in particular the RealSearchsm product for which issue sales grew over 120 percent during 2005. Sales agency commission revenue grew as a result of a new contract with an out-of-region telecom company.
SEGMENT OPERATING EXPENSES
Cost of services increased $21 in 2005 compared to 2004 driven by the manufacturing and distribution costs for the print product expansion, as well as distribution costs resulting from growth in the Internet business. Selling, general, and administrative expenses increased $20 in 2005 compared to 2004 driven primarily by higher variable selling costs associated with the increased sales revenue. Employee benefits, particularly postretirement benefits, also increased during 2005. Partially offsetting these increases was a decline in uncollectible expense associated with decreased write-offs resulting from an improved collections process and stable economic conditions.
BELLSOUTH 2005      37

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
    The print revenue decline between periods was primarily driven by the amortization of revenues from directories issued in the latter half of 2003. The decline in revenues from 2003 directories was attributable to the lingering effects of weak economic conditions in 2003 that affected the directory advertising environment, and the continued impact of online and offline media competition. These factors also caused revenues from directories issued in the first half of 2004 to be flat when compared to their 2003 issues. Revenues from directories issued in the second half of 2004, however, achieved positive growth as a result of expanded product offerings, increased distribution, growth in Internet sales, and an improving economy. The $3 decline in sales agency commission revenues was the result of the discontinuance of a line of business, partially offset by growth in core sales.
SEGMENT OPERATING EXPENSES
Cost of services and products increased $8 in 2004 compared to 2003 driven by the impact of increased distribution. Selling, general, and administrative expenses decreased $22 in 2004 compared to 2003 driven primarily by a $49 decrease in uncollectible expense, the result of improved collection performance between periods. Variable costs associated with selling also decreased as a result of the reduction in revenues. Partially offsetting these decreases were increases in employee healthcare, pension and postretirement medical costs, as well as increased spending for advertising in response to a more competitive environment. Depreciation and amortization expense increased $2 during 2004 reflecting an increase in capitalized software.
Liquidity and Financial Condition
BellSouth’s cash generation and financial position enable it to reinvest in its business while distributing substantial cash to its shareholders. BellSouth’s priorities for the use of cash are to fund investment opportunities, maintain a capital structure that balances a low weighted average cost of capital against an appropriate level of financial flexibility, and distribute cash to shareholders in the form of dividends and share repurchases.
SOURCES AND USES OF CASH
Our primary source of cash flow is dividends from our consolidated operating subsidiaries. Our subsidiaries generate sufficient cash flow to fund their capital expenditures. Generally, we do not permit these subsidiaries to accumulate cash, but require them to distribute cash to us in the form of dividends. Our subsidiaries no longer issue external debt and they redeem existing debt as it matures. Any subsidiary financing needs are provided by BellSouth, either through available cash or through external financing. In addition, after funding capital expenditures and redeeming maturing debt, Cingular Wireless distributes 40 percent of its remaining cash, reflecting our ownership percentage, to BellSouth.
    Our sources of funds — primarily from operations and, to the extent necessary, from readily available external financing arrangements — are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the operating needs of our business for at least the next twelve months. Information about the Company’s cash flows, by category, is presented in the consolidated statement of cash flows.

				Percent Change

				2004 vs.	2005 vs.
Net cash provided by (used for):	2003	2004	2005	2003	2004

Continuing Operations
Operating activities	$7,883	$6,801	$6,708	(13.7)	(1.4)
Investing activities	$(2,706)	$(13,560)	$(483)	*	*
Financing activities	$(4,679)	$5,071	$(6,363)	*	*
Discontinued Operations	$428	$(579)	$(115)	*	*

*	Not meaningful
    Cash generated by operations decreased $93 in 2005 compared to the prior year due primarily to higher incremental cash expenses associated with network restoration from hurricane damage and higher interest payments associated with increases in average debt balances, partially offset by a decline in income tax payments.
    For 2004, cash generated by operations decreased $1,082 compared to the prior year due primarily to a $601 increase in income tax payments in 2004, a previously accrued payment of approximately $81 to MCI related to its bankruptcy settlement, a $77 payment associated with the ratification of our contract with CWA, and $160 of cash expenses associated with network restoration from
38      BELLSOUTH 2005

hurricane damage in 2004. Partially offsetting these increased payments were decreases over the prior year of $141 in other postretirement benefit funding and $45 in severance payments.
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
    Our capital expenditures for continuing operations for 2001 through 2005 were as follows:

	Millions	% of Revenue

2001	$5,495	25.9
2002	$3,536	17.5
2003	$2,926	14.4
2004	$3,193	15.7
2005	$3,457	16.8

    The trend in capital spending levels over the past five years reflects targeted capital deployment and better unit pricing due to technological advances. Capitalized software purchases have increased over the periods driven by system enhancements to increase efficiencies and introduce new products. The 2005 expenditures also included $211 of incremental spending as a result of damages by Hurricane Katrina. Excluding the effects of Hurricane Katrina in both periods, we expect spending levels in 2006 to be similar to 2005. We expect to continue to focus capital expenditures toward broadband and other next-generation technologies, such as fiber optics and DSL.
    We expect expenditures for 2006 to be financed substantially through internal sources and, to the extent necessary, from external financing sources.
WIRELESS
In general, Cingular Wireless funds its capital and operating cash requirements from operations. To the extent additional funding is required, BellSouth and AT&T provide unsubordinated short-term financing on a pro rata basis. As of December 31, 2005, BellSouth had outstanding advances under the line of credit of $204. During 2006, we expect Cingular to utilize its operating cash flow after capital expenditures primarily to pay their maturing third-party debt.
DISTRIBUTIONS TO SHAREHOLDERS
Dividends
Our Board of Directors considers the cash dividend on a quarterly basis. Their objective is to maintain a competitive dividend while giving consideration to our cash flow projections and other potential uses of cash that would increase shareholder value. BellSouth has paid a dividend each quarter since it began operations in 1984. Over the last three years, BellSouth increased its quarterly dividend 45 percent from 20 cents per common share to 29 cents per common share.
Share repurchases
BellSouth uses share repurchases to help manage cash distributions to shareholders. In October 2005, BellSouth’s board of directors authorized the repurchase of up to $2 billion of BellSouth’s common shares through 2007. We repurchased nearly $1 billion through December 31, 2005.
EXTERNAL FINANCING
Credit ratings
At December 31, 2005, our long-term debt rating was A2 from Moody’s Investor Service and A from Standard and Poor’s. Our short-term debt rating at December 31, 2005 was P-1 from Moody’s and A-1 from Standard and Poor’s. Moody’s maintains a negative outlook on both our short- and long-term debt ratings. The negative ratings outlook reflects Moody’s concern that significant and expanded competitive challenges, especially in the wireline business, may erode BellSouth’s ability to reduce debt levels and restore balance sheet strength to sufficiently offset increasing business risk. In January 2006, Standard and Poor’s placed BellSouth’s short- and long-term credit ratings on CreditWatch with negative implications. Standard and Poor’s indicated that its action resulted from its concern over the increasing uncertainty of the business prospects of the local wireline business.
Financing arrangements
As of December 31, 2005, our authorized commercial paper program was $10.5 billion, with $1.4 billion outstanding. We believe that we have ready access to the commercial paper market in the event we need funding in excess of our operating cash flows. We also have an effective registration statement on file with the Securities and Exchange Commission under which we could issue $3.1 billion of long-term debt securities.
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
BELLSOUTH 2005      39

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
    Effective April 29, 2005, we entered into a syndicated line of credit in the amount of $3.0 billion. This line of credit serves as a backup facility for our commercial paper program and will expire on April 29, 2008. We do not have any balances outstanding under the line of credit.
    Except as described in this paragraph, the line of credit contains no financial covenants or requirements for compensating balances. Further, the line of credit does not contain any provisions that are tied to the ratings assigned to us or our affiliates by an external debt rating agency. The line of credit limits the debt of the Company and its consolidated subsidiaries to 300 percent of consolidated earnings before interest, taxes, depreciation and amortization for the preceding four quarters. During 2005, this debt to earnings ratio was approximately 210 percent. In addition, the line of credit prohibits the Company and its significant subsidiaries from permitting liens to be placed on their properties or assets except in specified circumstances. If BellSouth or any of our subsidiaries defaults on any outstanding debt in excess of $200, an event of default will occur under the line of credit.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
OFF-BALANCE SHEET ARRANGEMENTS
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
CONTRACTUAL OBLIGATIONS
The following table discloses aggregate information about our contractual obligations as of December 31, 2005 and the periods in which payments are due:

		Payments Due by Period

		Less than
	Total	1 year	2007-2009	2010-2012	After 2012

Debt maturing within 1 year	$4,109	$4,109	$–	$–	$–
Long-term debt(1)	$13,392	$–	$2,992	$2,822	$7,578
Interest on long-term debt	$19,666	$882	$2,382	$1,769	$14,633
Operating leases	$582	$114	$215	$76	$177
Unconditional purchase obligations(2)	$2,633	$936	$1,482	$215	$–
Interest rate swaps(3)	$49	$14	$34	$1	$–

Total contractual cash obligations	$40,431	$6,055	$7,105	$4,883	$22,388

(1)	The long-term debt amount above excludes $(61) of unamortized discounts and premiums included in long-term debt on the balance sheet as of December 31, 2005. Payments after the year 2012 include the final principal amount of $500 for the Zero-to-Full Debentures due in 2095, which have a carrying value of $248 as of December 31, 2005.
(2)	We have contracts in place to outsource certain services, principally information technology. We also have various commitments with vendors to purchase telecommunications equipment, software, and services. The unconditional purchase obligations include annual estimated expenditures based on anticipated volumes.
(3)	The amounts due for the interest rate swaps and forward contracts are based on market valuations at December 31, 2005. Actual payments, if any, may differ at settlement date.
Putable obligations
Two issues of long-term debt included in the less than one year column in the table above contain embedded options, which may require us to repurchase the debt or which may alter the interest rate associated with that debt. Please refer to Note H to our consolidated financial statements for further information on these instruments.
40      BELLSOUTH 2005

Those issues, their amounts and the date of the related options, are as follows:

Issue	Amount	Date of Put Option

20-put-1 remarketable securities	$1,000	Annually in April
Putable debentures	$281	November 2006

Other potential obligations
As of December 31, 2005, our qualified defined benefit pension plans were fully funded. Therefore, we do not currently anticipate any cash funding needs to meet minimum required funding thresholds. Over the past three years, funding for other retiree benefits was $563 in 2003, $422 in 2004, and $401 in 2005. We currently expect funding in 2006 to be in the range of $350 to $400.
RELATED PARTY TRANSACTIONS
We own a 40 percent interest in Cingular Wireless. See Note E to our consolidated financial statements for a description of our relationship with Cingular Wireless.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
DESCRIPTION OF RISK
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in equity investment prices. We employ risk management strategies including the use of derivatives, such as interest rate swap agreements, and diversification of our equity investment portfolio. We do not hold derivatives for trading purposes.
Interest rate risk
Our objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Interest rate swaps have been traditionally used to convert a portion of our debt portfolio from a variable rate to a fixed rate or from a fixed rate to a variable rate.
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
Summary of 2004 market risk
As of December 31, 2004, our long-term debt was $17,357 and had a fair value of $18,394. In addition, the fair value of our interest rate derivatives was carried as a liability of $24. These derivatives had a notional amount of $2,400.
The following table provides information, by maturity date, about our interest rate sensitive financial instruments, which consist of fixed and variable rate debt obligations and related interest rate derivatives. Fair values for the majority of our long-term debt obligations and interest rate swaps are based on quotes from dealers.

	Expected Maturity Date

								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value(1)

Liabilities
Long-term debt:
Fixed Rate	$2,299	$19	$621	$1,872	$1,023	$9,126	$14,961	$15,513
Average interest rate	4.8%	6.3%	5.7%	4.5%	7.7%	6.2%	5.9%
Variable Rate	$410	$500	$–	$–	$–	$–	$910	$910
Average interest rate	4.4%	4.9%					4.6%

Interest Rate Derivatives
Interest Rate Swaps:
Fixed to Variable	$–	$–	$600	$800	$400	$–	$1,800	$(44)
Average pay rate			6.6%	5.7%	8.8%		6.7%
Average receive rate			5.8%	4.8%	7.8%		5.8%

(1)	Fair value amounts do not include accrued interest; accrued interest is classified as an other current liability in our balance sheet.
BELLSOUTH 2005      41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION
PROPORTIONAL DEBT
We own a 40 percent interest in Cingular Wireless, and share joint control of the venture with AT&T and, therefore, do not consolidate these operations. Our proportional debt, including our share of the face value of Cingular Wireless’ non-affiliate debt and capitalized leases at December 31, 2005, is shown in the table below.

Consolidated debt	$17,188
Plus: 40% of Cingular Wireless debt	4,967
Proportional debt	$22,155

Operating Environment
DOMESTIC ECONOMIC TRENDS
Real gross domestic product (GDP) increased at a growth rate of 3.5 percent for 2005. Consumer prices rose 3.4 percent in 2005, with energy costs accounting for much of the rise. The economy is expected to continue its expansion in 2006, but at a slower pace.
    On average, the economy of BellSouth’s nine-state region has tended to closely track the cycles of the US economy. However, Hurricanes Katrina and Rita significantly disrupted the economies of the Gulf coast states in late 2005. Through November, Louisiana’s payroll employment was 10.7 percent below a year ago, with more than 200,000 lost jobs. As a consequence, the region’s employment growth through November was 0.8 percent, about half the rate that would have been achieved without the storms. The region’s unemployment rate was 5.3 percent near the end of 2005.
    The region has experienced strong net migration for several years, a trend that is likely to be sustained. Residential construction activity has been strong as a result. The home building pace accelerated to an annual rate of more than 615,000 through the first three quarters of 2005. The region posted 599,000 housing starts in 2004. Rebuilding from the hurricane damage is expected to keep residential construction in the Gulf region strong in 2006. The economy of the nine-state region overall is expected to expand at a moderate pace in 2006, but subject to a risk of a slowdown in the US economy.
WIRELINE REGULATORY ENVIRONMENT
The FCC regulates rates and other aspects of our provision of interstate telecommunications services, including international rates and interstate access charges. The FCC also defines network elements and establishes other telecommunications policies, including policies related to broadband services. State regulatory commissions have jurisdiction over our provision of intrastate telecommunications services (including traditional local voice service, and intrastate long distance and intrastate access services) to the extent defined by state law. Access charges are designed to compensate our wireline subsidiary for the use of its networks by other carriers. Our future operations and financial results will be substantially influenced by developments in a number of federal and state regulatory proceedings. Adverse results in these proceedings could materially affect our revenues, expenses and ability to compete effectively against other telecommunications carriers.
Regulatory reform
Because traditional telecommunications providers such as BellSouth are subject to significantly more regulatory requirements than our competitors, we encourage reform efforts before legislatures and regulatory agencies. As competition increases, our need for regulatory requirements whose burdens more nearly equal those of our competitors increases. We encourage state and federal legislators and regulators to adopt reforms that prevent greater rate and service quality regulation of our services than is imposed on our competitors.
    We expect significant regulatory reform debate will continue in the jurisdictions where we provide traditional telecommunications service. We cannot predict the outcome of reform efforts. The continued imposition of unequal regulatory burdens could have an adverse affect on our results of operations.
Federal regulatory matters
The FCC regulates rates and other aspects of our provision of interstate telecommunications services. In addition, pursuant to the Telecommunications Act of 1996, the FCC has authority to establish policies for pricing and terms of interconnection between local exchange carriers and incumbent local exchange carriers such as BellSouth. Prior to 1996, this activity had been mostly the exclusive jurisdiction of the state regulatory commissions. States now set the rates and establish the terms for interconnection within the policy framework ordered by the FCC. We expect the FCC to continue policies that promote local service competition.
    In various dockets before the FCC, we have urged it to accord our broadband and Internet protocol offerings a regulatory treatment more nearly like that it accords broadband offerings by the cable industry, and to forbear from old requirements that assume our telecommunications business is a monopoly. We also have asked the FCC to forbear from applying affiliate transactions rules, cost allocation and assignment rules, and other accounting requirements that apply to only BellSouth and a handful of other telecommunications providers.
    In September 2005, the FCC adopted rules designed to provide regulatory treatment of our high-speed Internet access services that use digital subscriber line (DSL) technology that is equivalent to the regulatory treatment provided for high-speed Internet access provided by cable modems. The new rules apply the same regulatory definition to our service as to cable modems, and they effectively remove earlier requirements that caused us to tariff
42      BELLSOUTH 2005

and offer separately the underlying telecommunications transport associated with our service. In addition, the new rules prescribed equivalent treatment between our service and cable modems with respect to contribution to the FCC’s universal service fund. The universal service fund change will be phased in during 2006 and is subject to further FCC review.
FCC INTERCONNECTION, UNBUNDLING AND PRICING RULES
Under the 1996 Act, the FCC is required to consider the extent to which we must make elements of our network available to other providers of local service. The FCC can require access to proprietary network elements only when “necessary”. For non-proprietary network elements, the FCC can order access only when failure to do so will impair the ability of the requesting carrier to provide services. The elements provided under these requirements are known as unbundled network elements or “UNEs”. The FCC also establishes pricing policy for elements. The policy currently in effect is TELRIC (an acronym for total element long run incremental cost), which assumes a hypothetical lowest cost, most efficient network for purposes of establishing prices for elements. States have set prices for elements under this policy since 1996. The FCC’s unbundling and pricing requirements have caused us to provide service to competitors at deeply discounted artificial prices, often below actual costs. The FCC adopted UNE rules in 1996, 1999 and 2003. On each occasion, the rules required significant unbundling of our loop, switching and transmission facilities. Although we implemented the unbundling requirements as they were adopted, we also participated in appeals that challenged their validity and the courts generally invalidated the unbundling requirements on each occasion.
    Because we implemented the rules before the courts found them invalid, we still have contracts under which we continue to provide UNEs, and some of those contracts include the unbundled network element platforms or UNE-P. As the rules were invalidated, we pursued options provided by law and options provided by our contracts to reform our UNE offers. We have recently also offered competitors commercial and tariff services that would replace the services required by the invalidated rules. These offerings have commercially negotiated prices and require longer term commitments. We currently have approximately 190 commercial agreements with CLEC customers through which our former UNE-P service is replaced with a mutually acceptable commercial offering.
    The most recent invalidation of the FCC rules became effective on June 16, 2004. The FCC later issued rules that effectively relieved us of the obligation to accept new UNE-P orders after March 10, 2005. The order also provided for a 12-month transition period to phase out UNE-P service existing before March 10, 2005. The FCC order also generally requires us to offer as UNEs certain high capacity loop and transport services that competitors use to serve business customers. The obligation to provide the services as UNEs does not apply to wire centers that meet certain thresholds. Only a small percentage of wire centers in our region meet the thresholds. Finally, the order permits competitors to convert qualifying higher-priced special access tariff services to lower-priced UNE services under certain conditions.
    Depending on the extent to which competitors can and do choose to order UNEs or convert existing tariff services to UNEs, we could experience a material adverse effect on operations.
    We believe the action requiring unbundling of high capacity loop and transport services is a violation of earlier court orders, and we, along with other incumbent carriers, have challenged the action in the DC Circuit Court of Appeals. Other parties have challenged the order, contending that the FCC was required to maintain UNE-P and provide additional unbundling. We expect a decision from the DC circuit court during the second or third quarter of 2006. If the outcome of the appeal requires us to increase the number or scope of UNEs we must provide to competitors, or permits competitors greater ability to substitute UNEs for special access services, we could face a material adverse effect on revenues and results of operations.
    The FCC has a pending proceeding to consider modifications to its TELRIC pricing policy. We are participating in the proceeding and encouraging the adoption of a methodology that allows appropriate recovery of the cost of operating an actual network. To the extent the rules resulting from the proceeding fail to permit recovery of the costs of operating an actual network, we will continue to experience an adverse effect on revenues and the results of operations.
    The FCC also has pending a rulemaking addressing its special access pricing flexibility rules and its general regulation of special access services under federal price cap regulation. Potential revenue loss from an adverse decision could be material.
PRICE REGULATION
The FCC regulates interstate prices using a price regulation plan, which limits aggregate price changes to the rate of inflation, minus a productivity offset, plus or minus other cost changes recognized by the FCC. The productivity factor can vary among services. Interstate prices have been decreasing over the last few years as a result of low inflation in the US economy.
ACCESS CHARGE REFORM
Access charge reform refers to the process through which the historical subsidy for residential local service contained in network access charges paid by long distance carriers is funded instead by end-users, universal service funds, or some combination of the two. For the past five years, we have implemented an FCC order that reduced interstate network access charges on long distance carriers and increased interstate subscriber line charges paid by end-
BELLSOUTH 2005      43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION
users. These rate changes have better aligned our cost recovery with the way in which we incur costs.
    We continue to participate in FCC examinations of further access reform. The FCC has an ongoing comprehensive examination of intercarrier compensation — that is, payments among telecommunications carriers resulting from use of their respective interconnecting networks. In general, there are three classes of intercarrier compensation: (1) reciprocal compensation that applies to local calls; (2) access charges that apply to long distance calls; and (3) compensation for transit calls wherein we convey a call from the originating carrier to the terminating carrier. The FCC’s examination could lead to permanent changes in the methods carriers use to compensate one another and in the way carriers receive compensation from their end-user customers. The FCC has multiple policy models under consideration, each of which would significantly reform current intercarrier compensation methods. We expect any new methodology to address rates for reciprocal compensation. There are other aspects of access charges and universal service fund contribution requirements that continue to be considered by state and federal regulators that could result in greater expense levels or reduced revenues.
UNIVERSAL SERVICE
The FCC has established a Universal Service Fund. Telecommunications companies are required to pay a specific percentage of their interstate and international revenues into the fund to support programs established by the FCC. We began contributing to the fund in 1998. During 2005, our wireline operations contributed $430 to the Universal Service Fund. The FCC does not require contributing companies to recover their contributions directly from customers. Like many other companies, however, BellSouth has chosen to recover Universal Service Fund costs directly from end-users.
    The FCC’s universal service mechanism for non-rural carriers serving high-cost, low-income areas is designed to ensure that customers in those areas receive telephone service at affordable rates. BellSouth receives high-cost support for service to residents in Alabama, Kentucky and Mississippi. The Universal Service Fund also establishes significant discounts for services to be provided to eligible schools and libraries for telecommunications services, internal connections and Internet access. In addition, it provides support for rural health care providers so that they may pay rates comparable to those paid by urban health care providers. Industry-wide annual costs of the entire universal service program, estimated at approximately $7 billion, are funded from the federal Universal Service Fund.
IP-ENABLED SERVICES REGULATION
The FCC has pending dockets in which it continues to consider the regulatory classification of various IP-enabled services. The FCC and various state public service commissions also are considering the rules and regulations that should apply to various voice over Internet protocol (VoIP) services. We are unable to predict the outcome of these proceedings. Because wireline telephony is transitioning toward broadband services, the materiality of the outcome of these proceedings to us is increasing over time.
State regulatory matters
We are subject to regulation of our local and intrastate long distance services and intrastate access services by a state authority in each state where we provide intrastate telecommunications services. That regulation covers prices, services, competition and other issues.
    In recent years, various states, either through action by their legislatures or their commissions, have reformed regulations under which we operate or have taken action to exempt modern services from regulation. Broadband services have been removed from state commission jurisdiction in Alabama, Florida, Kentucky, Mississippi, North Carolina and South Carolina. Alabama, South Carolina, and Tennessee have removed service bundles from state commission jurisdiction, and commissions in Georgia and North Carolina have removed tariffing requirements for service bundles. Alabama’s legislature has removed state commission jurisdiction over all telecommunications service except basic services and features, and the Kentucky and Mississippi legislatures are considering similar legislation. Even with the reforms enacted, we have greater regulatory burdens on our provision of telecommunications services than do our competitors, and the continuing imposition of these burdens or the imposition of new burdens could have a material adverse effect on the results of operations.
PRICE REGULATION
We currently operate under price regulation plans in all states in our wireline territory. Under these plans, the state regulatory commissions or state legislatures have established maximum prices that can be charged for certain telecommunications services. While the plans limit the amount of increases in prices for specific services, they enhance our ability to adjust prices and service options to respond more effectively to changing market conditions and competition. Price regulation also provides an opportunity to benefit more fully from productivity enhancements. While some plans are not subject to either review or renewal, other plans contain specified termination dates or review periods. Upon review or renewal, a regulatory commission could attempt to require substantial modifications to prices and other terms of these plans. During 2005, the state commission in North Carolina prescribed changes to its price regulation plan that were not material to our results of operations.
44      BELLSOUTH 2005

OTHER STATE REGULATORY MATTERS
In each of our states, we are subject to performance measurement plans that measure our service performance to competitors against certain benchmarks in our own retail performance. When we do not meet the relevant standards, we make payments to the competitors or the state’s treasury. In some states, if we continuously fail to meet certain criteria, we also would be required to suspend our marketing and sale of long distance services. We made immaterial payments in all states in 2004 and 2005, and likely will make immaterial payments in 2006. The plans underwent revisions in eight states in 2005, and revisions are pending in the ninth state.
WIRELESS REGULATORY ENVIRONMENT
Overview
The FCC regulates the licensing, construction, operation, acquisition and transfer of wireless systems in the US pursuant to the Communications Act of 1934 (Communications Act) and its associated rules, regulations and policies.
    To obtain the authority to have the exclusive use of radio frequency spectrum to provide Commercial Mobile Radio Service (CMRS) in an area subject to jurisdiction, wireless communications systems must be licensed by the FCC to operate the wireless network and wireless devices in assigned spectrum segments and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. These rules and policies, among other things:

•	regulate Cingular Wireless’ ability to acquire and hold radio spectrum licenses or to lease spectrum;
•	impose technical obligations on the operation of Cingular Wireless’ network;
•	impose requirements on the ways Cingular Wireless provides service to and communicates with its customers;
•	regulate the interconnection of Cingular Wireless’ network with the networks of other carriers;
•	obligate Cingular Wireless to permit resale of its services by resellers, if it offers resale opportunities, and to serve roaming customers of other wireless carriers; and
•	impose a variety of fees and charges on Cingular Wireless’ business that are used to finance numerous regulatory programs and a substantial part of the FCC’s budget.
    Licenses are issued for only a fixed period of time, typically 10 years for CMRS licenses. Consequently, Cingular Wireless must periodically seek renewal of those licenses. The FCC will award a renewal expectancy to a CMRS wireless licensee that has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. The FCC has routinely renewed wireless licenses in the past. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. Violations of FCC rules may also result in monetary penalties or other sanctions. FCC rules provide that applications competing with a license renewal application may be considered in comparative hearings and establish the qualifications for competing applications and the standards to be applied in hearings.
    CMRS wireless systems are subject to Federal Aviation Administration and FCC regulations governing the location, lighting and construction of antenna structures on which Cingular Wireless’ antennas and associated equipment are located and are also subject to regulation under federal environmental laws and the FCC’s environmental regulations, including limits on radio frequency radiation from wireless handsets and antennas on towers. Zoning and land use regulations, including compliance with historic preservation requirements, also apply to tower siting and construction activities.
Regulatory developments
The FCC eliminated the rules limiting the amount of spectrum a wireless carrier can own in a market effective January 1, 2003. Except through a case-by-case analysis of individual transactions, it has not yet replaced these spectrum limits with published rules or guidelines setting forth how the FCC will review carriers’ spectrum aggregations. The FCC also eliminated the prohibition on ownership of both cellular licenses by a single entity, except it will review on a case-by-case basis applications for authority to own both cellular licenses in a rural area. Certain acquisitions of spectrum would remain subject to approval of the US Department of Justice.
    The FCC has imposed rules requiring carriers to provide emergency 911 services, including enhanced 911 services that provide to local public safety dispatch agencies the caller’s communications number and approximate location. Providers are required to transmit the geographic coordinates of the customer’s location within accuracy parameters set forth by the FCC, either by means of network-based or handset-based technologies. Providers may not demand cost recovery as a condition of doing so, although they are permitted to negotiate cost recovery if it is not mandated by the state or local governments. Because of the delayed availability of vendor equipment that could reasonably be relied upon to comply with the FCC’s location accuracy rules, Cingular Wireless and other wireless carriers negotiated settlement arrangements with the FCC that established increasingly rigorous compliance standards and deadlines.
    The FCC has established federal universal service requirements that affect CMRS operators. Under the FCC’s rules, CMRS providers are potentially eligible to receive universal service subsidies; however, they are also required to contribute to the federal universal service fund and may be required to contribute to state universal service funds. Contributions into the federal fund are based on the
BELLSOUTH 2005      45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION
interstate and international revenues generated by the properties owned by a CMRS provider. For 2005, Cingular Wireless had payment obligations into the federal universal service fund of approximately $710. Because the amount that Cingular Wireless is required to pay into the fund is based on revenues generated by its properties, we anticipate that this amount should continue to increase over time. Cingular Wireless recovers most of this expense from its customers. Many states also are moving forward to develop state universal service fund programs. A number of these state funds require contributions, varying greatly from state to state, from CMRS providers. If these programs expand they will impose a correspondingly growing expense on Cingular Wireless’ business. As mentioned, CMRS providers are now eligible to receive universal service subsidies if federal and state conditions are met. Cingular Wireless is pursuing this funding in states where the corresponding regulatory burdens do not exceed the benefits of the subsidies.
    In November 2003, the FCC’s rules on wireless local number portability became operative, enabling wireless customers to keep their wireless number when switching to another carrier. These rules have increased competition, costs and customer churn across the industry.
    The FCC has adopted rules requiring wireless providers to provide functions to facilitate electronic surveillance by law enforcement officials pursuant to the Communications Assistance for Law Enforcement Act of 1995. These obligations are likely to result in significant costs to Cingular Wireless for the purchase, installation and maintenance of network software and other equipment needed.
    The Communications Act and the FCC’s rules grant various rights and impose various obligations on CMRS providers when they interconnect with the facilities of local exchange carriers. Generally, CMRS providers are entitled to “reciprocal compensation” in connection with the termination of wireline-originated local traffic, in which they are entitled to collect the same charges for terminating wireline-to-wireless local traffic on their system similar to the charges that the local exchange carriers levy for terminating wireless-to-wireline local calls. Interconnection agreements are typically negotiated by carriers, but in the event of a dispute, state public utility commissions, courts and the FCC all have a role in enforcing the interconnection provisions of the Communications Act. Although Cingular Wireless has interconnection agreements in place with the major local exchange carriers in virtually all of its service areas, those agreements are subject to modification, expiration or termination in accordance with their terms. Moreover, Cingular Wireless is negotiating and must continue to negotiate interconnection agreements with a number of independent telephone companies in its service areas. Until these agreements are concluded, Cingular Wireless must accrue for contractual liabilities associated with the resulting unpaid invoices from those companies. Additionally, as Cingular Wireless expands its coverage footprint, Cingular Wireless will be required to negotiate interconnection arrangements with other wireline carriers.
State regulation and local approvals
With the rapid growth and penetration of wireless services has come a commensurate surge of interest on the part of state legislatures and state public utility commissions and local governmental authorities in regulating the domestic wireless industry. This interest has taken the form of efforts to regulate customer billing, termination of service arrangements, advertising, filing of “informational” tariffs, certification of operation, use of handsets when driving, service quality, sales practices and many other areas. We anticipate that this trend will continue. It will require Cingular Wireless to devote legal and other resources to working with the states to respond to their concerns while minimizing, if not preventing, any new regulation that could increase Cingular Wireless’ costs of doing business.
    While the Communications Act generally preempts state and local governments from regulating entry of, or the rates charged by, wireless carriers, it also permits a state to petition the FCC to allow it to impose CMRS rate regulation when market conditions fail adequately to protect customers and such service is a replacement for a substantial portion of the telephone wireline exchange service within a state. No state currently has such a petition on file. In addition, the Communications Act does not expressly preempt the states from regulating the “terms and conditions” of wireless service.
    Several states have invoked this “terms and conditions” authority to impose or propose various consumer protection regulations on the wireless industry. California’s recently enacted, but currently suspended, rules are potentially quite costly. State attorneys general have become more active in enforcing state consumer protection laws against sales practices and services of wireless carriers. Consent decrees negotiated with or imposed by the attorneys general have the effect of indirectly regulating the targeted wireless carrier. States also may impose their own universal service support requirements on wireless and other communications carriers, similar to the contribution requirements that have been established by the FCC.
    States have become more active in imposing new taxes on wireless carriers, such as gross receipts taxes, and fees for items such as the use of public rights of way. These taxes and fees are generally passed through to Cingular Wireless’ customers and result in higher costs to its customers.
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
46      BELLSOUTH 2005

COMPETITION
Wireline services
Our wireline voice services face significant competition from wireless, cable and other telecommunications service providers and VoIP providers. Competition within the wireless industry has created lower price point service offerings that include larger buckets of anytime local and long distance minutes, resulting in many customers choosing wireless service for their primary or sole voice communications option. As wireless companies expand their offerings to include high speed data services, we expect this migration trend to continue.
    We are also facing increasing competition from cable companies and other entities for both our mass market broadband Internet access service and voice services. Technological developments have made it feasible for cable television networks to carry data and voice communications. Our cable competitors are increasingly targeting our mass market broadband Internet access service. New competition for our voice services is also resulting from the development of commercial applications using Internet Protocol technology, such as VoIP. Both cable companies and independent providers offer VoIP services to the public.
    We compete with other telecommunication service providers for wireline customers based principally on service offerings, price and customer service. Both local and long distance services are subject to this competition. Increasing competition has resulted in innovative packaging and services that strive to simplify the customer’s experience. Pricing pressures in the market have increased, resulting in opportunities for the customer to purchase value based packages and services. Competitive pressures across the board have resulted in an increase in advertising and promotional spending. Competitors are able to resell our local services, enter into commercial contracts with us, or lease separate unbundled network elements (UNEs). They can also resell long distance services at bulk rates or they can provide those services over their own facilities. In addition, an increasing number of voice and data communications networks utilizing fiber optic lines have been constructed by communications providers in all major metropolitan areas throughout our wireline service territory.
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
Wireless services
There is substantial and increasing competition in all aspects of the wireless communications industry. Cingular Wireless expects this to continue as consolidation in the industry continues. Cingular competes for customers based principally on its reputation, network quality, customer service, price and service offerings.
    Cingular Wireless’ competitors are principally the other national providers of cellular, PCS and other wireless communications services, which together with Cingular serve over 90 percent of the US wireless customers. Cingular Wireless’ competitors also include regional carriers, niche carriers and resellers. Some of the indirect retailers who sell Cingular Wireless services also sell its competitors’ services.
    Regulatory policies favor robust competition in wireless markets. Wireless Local Number Portability (WLNP), which was implemented by the FCC late in 2003, has also increased the level of competition in the industry. WLNP allows subscribers to switch carriers without having to change their telephone numbers.
    Consolidation, alliances and business ventures increase competition. Consolidation and the formation of alliances and business ventures within the wireless communications industry have occurred, and Cingular Wireless expects that this trend will continue. Consolidation may create larger, better-capitalized competitors with substantial financial, technical, marketing, distribution and other resources to compete with its product and service offerings. In addition, combinations of wireless carriers may give some domestic competitors better access to international technologies, marketing expertise and strategies and diversified sources of capital. Other large, national wireless carriers have affiliations with a number of smaller, regional wireless carriers that offer wireless services under the same national brand, thereby expanding the national carrier’s perceived national scope.
    Cingular Wireless’ ability to compete successfully will depend, in part, on the quality of its network, customer service and sales and distribution channels, as well as its marketing efforts and its ability to anticipate and respond to various competitive factors affecting the industry. These factors include the introduction of new services and technologies, changes in consumer preferences, demographic trends, economic conditions, pricing strategies of competitors and Cingular Wireless’ ability to take advantage of its relationship with BellSouth and AT&T.
Advertising & Publishing
Competition in the yellow pages industry continues to intensify. Major markets are seeing multiple competitors in the print yellow pages business, with many different media competing for advertising revenue. In addition, our online yellow pages see competition from large and small Internet search engines. Competition for directory sales agency contracts for the sale of advertising in publications of nonaffiliated companies also continues to be strong. We
BELLSOUTH 2005      47

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
TECHNOLOGY
Wireline
The wireline portion of the telecommunications industry is rapidly transforming from a circuit switched voice environment to broadband services network. This transformation has fiber optic cable, Internet Protocol (IP), Ethernet and evolving Digital Subscriber Line (DSL) technologies at its core.
    BellSouth is well positioned for this transformation due to the high level of fiber in its network and the advanced nature of its IP network. Approximately half the homes in the BellSouth region are expected to be within 5,000 feet of fiber and to be served by Gigabit Ethernet-fed IP aware DSL technology by December 31, 2007. This can be achieved at a reasonable economic cost due to the Company’s history of fiber investment and deployment. At these short distances, data speeds of 12Mbps+ (single lines) and 24Mbps+ (two “bonded” lines) are possible with ADSL2+ technology, which is an evolution of DSL technology. With the completion of even more advanced standards in 2005, referred to as VDSL2, even higher speeds are expected to be possible at shorter distances in 2007.
    The transformation, when complete, will allow a single converged IP network to provide voice, data, and video services. As an example of potential new services, voice over IP (VoIP) may enable cost savings and differentiated feature capabilities. VoIP can also provide the basis for converged wireless/wireline services in conjunction with Cingular. This capability would combine the best of the wireless and wireline networks in a handset that operates as a cell phone while away from the home and as a “VoIP cordless” while in the home, for both voice and data services. In the business markets BellSouth has been successful with IP, Ethernet and Virtual Private Network data services. The same Regional Internet Backbone that was built to support these services will potentially be used to transport VoIP and video services, again demonstrating the power of converged IP networking.
Wireless
In the US wireless telecommunications industry, there are two principal frequency bands currently licensed by the FCC for transmitting two-way voice and data signals — the 850 MHz band and the 1900 MHz band. The services provided over these two frequency bands are commonly referred to as cellular and PCS, respectively. PCS infrastructure is characterized by shorter transmission distances and the need for closer spacing of cells and towers than in a cellular network to accommodate the different characteristics of the PCS radio signals. However, PCS service does not differ functionally to the user from digital cellular service. Handsets contain receivers and transmitters that allow the user to seamlessly access both 850 and 1900 MHz networks utilizing the same technology as that of the network infrastructure.
    Cingular Wireless’ primary network technology is Global System for Mobile Communication (GSM) with 95% of minutes being carried on its GSM network as of December 31, 2005. Hardware and software enhancements, referred to as General Packet Radio Service (GPRS), and Enhanced Data Rates for GSM Evolution (EDGE), allow higher-speed data communications, which delivers two to three times higher data rates than GPRS technology, provides Cingular Wireless’ customers with greater connectivity and communications capabilities, including faster speeds for accessing the wireless Internet.
    Although many advances are still underway for enhanced capacity, performance and features in GSM/ GPRS/ EDGE deployed technologies, Cingular Wireless is building a network offering 3G technology using the Universal Mobile Telephone System (UMTS) standard to support significantly higher data speeds and capacity. UMTS also supports voice, so building this 3G network will obviate the need to separately augment voice infrastructures as network voice usage grows. Cingular Wireless’ deployed 3G UMTS systems currently allow user average data download speeds between 220-320 Kbps, providing the capability for a variety of services such as streaming audio, video and simultaneous voice and data applications. Much like Cingular Wireless’ EDGE technology, UMTS allows for packet data enabling “always on” connectivity, which is useful for receiving email when it arrives, versus the need to set aside time for an email download, and allowing billing based on the amount of data transferred, rather than the amount of time a given device is connected.
    In January 2005, Cingular Wireless field tested a higher speed downlink component of UMTS called “High Speed Downlink Packet Access” (HSDPA). HSDPA has average mobile data throughput speed in the 400-700 Kbps range and theoretical data speeds of 14 Mbps. Development and deployment of UMTS with HSDPA continued throughout 2005 and, in December 2005, Cingular Wireless commercially launched 3G networks in the following markets: Austin, Baltimore, Boston, Chicago, Dallas, Houston, Las Vegas, Phoenix, Portland, Salt Lake City, San Diego, San Francisco, San Jose, Seattle, Tacoma and Washington DC. Cingular Wireless currently expects to deploy UMTS/ HSDPA in most major metropolitan areas by the end of 2006.
NEW ACCOUNTING PRONOUNCEMENTS
See Note B to our consolidated financial statements for a description of new accounting pronouncements.
48      BELLSOUTH 2005

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
    Senior management regularly discusses the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors.
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
Sensitivity analysis
The effect of a one year change in the useful lives of our telephone plant accounts is shown below:

2006 Depreciation Expense
Higher/(Lower)

Increasing economic life by one year	$(275)
Decreasing economic life by one year	$340

PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS
The measurement of our pension and other postretirement benefit obligations and costs is dependent on a variety of assumptions including estimates of the present value of projected future payments to plan participants, net of projected government prescription drug subsidy receipts, and consideration of the likelihood of potential future events such as salary and medical cost increases and changes in demographic experience. These assumptions may have an effect on the amount and timing of future contributions.
    Our measurements generate unrecognized gains or losses which include changes in economic assumptions such as those for discount rates, medical trends and inflation. Other examples include, but are not limited to, differences between actual experience and our assumptions about:

•	Asset returns
•	Medical claims activity
•	Compensation increases
•	Employee separations, retirements, mortality, etc.
    Because gains and losses reflect refinements in estimates as well as real changes in economic values and because some gains in one period may be offset by losses in another or vice versa, we are not required to recognize these gains and losses in the period that they occur. Instead, if the gains and losses exceed a 10 percent threshold defined in the accounting literature, we amortize the excess over the average remaining service period of active employees expected to receive benefits under the plan, generally 10 to 15 years. For a more complete description of assumptions used and the measurement of our pension and other postretirement benefit obligations and cost, refer to Note L to our consolidated financial statements.
Sensitivity analysis
The effect of the change in selected assumptions for our pension plans is:

	Percentage	December 31, 2005
	Point	Obligation	2006 Expense
Assumption	Change	Higher/(Lower)	Higher/(Lower)

Discount rate	+/- 0.5 pts.	$(450)/$450	$30/$(15)
Expected return on assets	+/- 1.0 pts.	–	(150)/150

The effect of the change in selected assumptions for our other benefits plans is:

	Percentage	December 31, 2005
	Point	Obligation	2006 Expense
Assumption	Change	Higher/(Lower)	Higher/(Lower)

Discount rate	+/- 0.5 pts.	$(680)/$730	$(50)/$50
Health care cost trend	+/- 1.0 pts.	1,200/ (1,000)	175/(150)

Accounting for pension and other postretirement benefits is currently a topic under re-examination by the organizations that set accounting standards (standards setters). The decisions tentatively reached by the standard setters would require significant changes to the way we account for our defined benefit plans, including the way we record their funded status. However, the final outcome of the standard setters’ deliberations has not yet been determined.
BELLSOUTH 2005      49

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
OTHER SIGNIFICANT ACCOUNTING POLICIES
Other significant accounting polices, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, stock-based compensation, uncollectible reserves and tax valuation allowances require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under re-examination by accounting standard setters and regulators. Specific conclusions have not been reached by these standard setters, and outcomes cannot be predicted with confidence. Also see Note A to our consolidated financial statements, which discusses accounting policies that we have selected from acceptable alternatives.
Cautionary Language Concerning
Forward-Looking Statements
In addition to historical information, this document contains forward-looking statements regarding business prospects, financial trends and accounting policies that may affect our future operating results, financial position and cash flows. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, they include statements relating to future actions, prospective products and services, future performance or results of current and anticipated products and services, sales efforts, capital expenditures, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.
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
    While the below list of cautionary statements is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

•	the impact and the success of Cingular Wireless, our wireless joint venture with AT&T, including marketing and product development efforts, technological changes and financial capacity;
•	Cingular Wireless’ failure to realize, in the amounts and within the timeframe contemplated, the capital and expense synergies and other financial benefits expected from its acquisition of AT&T Wireless as a result of technical, logistical, regulatory and other factors;
•	changes in laws or regulations, or in their interpretations, which could result in the loss, or reduction in value, of our licenses, concessions or markets, or in an increase in competition, compliance costs or capital expenditures;
•	continued pressures on the telecommunications industry from a financial, competitive and regulatory perspective;
•	the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;
•	changes in the federal and state regulations governing the terms on which we offer retail and wholesale services;
•	the impact on our business of consolidation in the wireline and wireless industries in which we operate;
•	the impact on our network and our business of adverse weather conditions;
•	the issuance by the Financial Accounting Standards Board or other accounting bodies of new accounting standards or changes to existing standards;
•	changes in available technology that increase the likelihood of our customers choosing alternate technology to our products (technology substitution);
•	higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;
•	the outcome of pending litigation; and
•	unanticipated higher capital spending from, or delays in, the deployment of new technologies.
    For a detailed discussion of certain risks facing our Company, see “Risk Factors.”
50      BELLSOUTH 2005

CONSOLIDATED STATEMENTS OF INCOME
BELLSOUTH CORPORATION

	For the Year Ended December 31,

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2003	2004	2005

Operating Revenues:
Communications Group	$18,269	$18,256	$18,451
Advertising & Publishing Group	2,033	2,005	2,046
All other	39	39	50

Total operating revenues	20,341	20,300	20,547

Operating Expenses:
Cost of services and products (excludes depreciation and amortization shown separately below)	6,991	7,520	8,067
Selling, general, and administrative expenses	3,777	3,816	3,873
Depreciation and amortization	3,811	3,636	3,661
Provisions for restructuring and asset impairments	205	39	276

Total operating expenses	14,784	15,011	15,877

Operating income	5,557	5,289	4,670
Interest expense	947	916	1,124
Net earnings of equity affiliates	452	68	165
Gain on sale of operations	–	462	351
Other income	362	283	240

Income from continuing operations before income taxes	5,424	5,186	4,302
Provision for income taxes	1,936	1,792	1,389

Income from continuing operations	3,488	3,394	2,913
Income from discontinued operations, net of tax	101	1,364	381

Income before cumulative effect of changes in accounting principle	3,589	4,758	3,294
Cumulative effect of changes in accounting principle, net of tax	315	–	–

Net income	$3,904	$4,758	$3,294

Weighted-Average Common Shares Outstanding:
Basic	1,848	1,832	1,823
Diluted	1,852	1,836	1,829
Basic Earnings Per Share:
Income from continuing operations	$1.89	$1.85	$1.60
Discontinued operations, net of tax	$0.05	$0.74	$0.21
Cumulative effect of accounting changes, net of tax	$0.17	$–	$–
Net income*	$2.11	$2.60	$1.81
Diluted Earnings Per Share:
Income from continuing operations	$1.88	$1.85	$1.59
Discontinued operations, net of tax	$0.05	$0.74	$0.21
Cumulative effect of accounting changes, net of tax	$0.17	$–	$–
Net income*	$2.11	$2.59	$1.80
Dividends Declared Per Common Share	$0.92	$1.06	$1.14

*	Net income per share may not sum due to rounding
The accompanying notes are an integral part of these consolidated financial statements.
BELLSOUTH 2005      51

CONSOLIDATED BALANCE SHEETS
BELLSOUTH CORPORATION

	December 31,

(IN MILLIONS)	2004	2005

ASSETS
Current Assets:
Cash and cash equivalents	$680	$427
Short-term investments	16	–
Accounts receivable, net of allowance for uncollectibles of $317 and $289	2,559	2,555
Material and supplies	321	385
Other current assets	969	842
Assets of discontinued operations	1,068	–

Total current assets	5,613	4,209

Investments in and advances to Cingular Wireless	22,771	21,274
Property, plant and equipment, net	22,039	21,723
Other assets	7,329	7,814
Intangible assets, net	1,587	1,533

Total assets	$59,339	$56,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Debt maturing within one year	$5,475	$4,109
Accounts payable	1,047	1,040
Other current liabilities	3,018	3,505
Liabilities of discontinued operations	830	–

Total current liabilities	10,370	8,654

Long-term debt	15,108	13,079

Noncurrent Liabilities:
Deferred income taxes	6,406	6,607
Other noncurrent liabilities	4,389	4,679

Total noncurrent liabilities	10,795	11,286

Shareholders’ Equity:
Common stock, $1 par value (8,650 shares authorized; 1,831 and 1,798 shares outstanding)	2,020	2,020
Paid-in capital	7,840	7,960
Retained earnings	19,267	20,383
Accumulated other comprehensive income (loss)	(157)	(14)
Shares held in trust and treasury	(5,904)	(6,815)

Total shareholders’ equity	23,066	23,534

Total liabilities and shareholders’ equity	$59,339	$56,553

The accompanying notes are an integral part of these consolidated financial statements.
52      BELLSOUTH 2005

CONSOLIDATED STATEMENTS OF CASH FLOWS
BELLSOUTH CORPORATION

	For the Year Ended December 31,

(IN MILLIONS)	2003	2004	2005

Cash Flows from Operating Activities:
Net income	$3,904	$4,758	$3,294
Less income from discontinued operations, net of tax	(101)	(1,364)	(381)
Less cumulative effect of changes in accounting
principle, net of tax	(315)	—	—

Income from continuing operations	$3,488	$3,394	$2,913
Adjustments to reconcile income to cash provided by operating activities from continuing operations:
Depreciation and amortization	3,811	3,636	3,661
Provision for uncollectibles	523	384	348
Net earnings of equity affiliates	(452)	(68)	(165)
Deferred income taxes and investment tax credits	788	1,081	306
Pension income	(534)	(484)	(532)
Stock-settled compensation expense	124	116	94
Gain on sale of operations	–	(462)	(351)
Asset impairments	52	–	166
Net change in:
Accounts receivable and other current assets	(55)	(419)	(353)
Accounts payable and other current liabilities	110	(644)	228
Deferred charges and other assets	299	(43)	(128)
Other liabilities and deferred credits	(276)	184	440
Other reconciling items, net	5	126	81

Net cash provided by operating activities from continuing operations	7,883	6,801	6,708

Cash Flows from Investing Activities:
Capital expenditures	(2,926)	(3,193)	(3,457)
Investment in short-term instruments	(3,439)	(3,770)	(822)
Proceeds from sale of short-term instruments	2,291	5,363	838
Proceeds from sale of operations	–	3,392	1,555
Investments in debt and equity securities	(194)	(632)	(285)
Proceeds from sale of debt and equity securities	27	286	87
Net repayments from (advances to) Cingular Wireless	–	(646)	1,627
Proceeds from repayment of loans and advances	1,899	109	2
Settlement of derivatives on advances	(352)	(17)	–
Investments in equity affiliates	–	(14,445)	(4)
Other investing activities, net	(12)	(7)	(24)

Net cash used for investing activities from continuing operations	(2,706)	(13,560)	(483)

Cash Flows from Financing Activities:
Net borrowings (repayments) of short-term debt	(431)	1,738	(1,863)
Proceeds from the issuance of long-term debt	–	6,078	–
Repayments of long-term debt	(1,849)	(759)	(1,513)
Dividends paid	(1,608)	(1,901)	(2,051)
Purchase of treasury shares	(858)	(151)	(1,096)
Other financing activities, net	67	66	160

Net cash (used in) provided by financing activities from continuing operations	(4,679)	5,071	(6,363)

Net (decrease) increase in cash and cash equivalents from continuing operations	498	(1,688)	(138)

Cash flows from discontinued operations (Revised - See Note D)
Net cash provided by operating activities	646	561	10
Net cash used for investing activities	(140)	(997)	(125)
Net cash used in financing activities	(78)	(143)	–

Net (decrease) increase in cash and cash equivalents from discontinued operations	428	(579)	(115)

Net (decrease) increase in cash and cash equivalents	926	(2,267)	(253)
Cash and cash equivalents at beginning of period	2,021	2,947	680

Cash and cash equivalents at end of period	$2,947	$680	$427

The accompanying notes are an integral part of these consolidated financial statements.
BELLSOUTH 2005      53

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
BELLSOUTH CORPORATION

	Number of Shares		Amount

						Accum.
						Other
		Shares				Compre-	Shares	Guar-
		Held in				hensive	Held in	antee
	Common	Trust and	Common	Paid-in	Retained	Income	Trust and	of ESOP
(IN MILLIONS)	Stock	Treasury(a)	Stock	Capital	Earnings	(Loss)	Treasury(a)	Debt	Total

Balance at December 31, 2002	2,020	(160)	$2,020	$7,546	$14,531	$(740)	$(5,372)	$(79)	$17,906

Net Income					3,904				3,904
Other comprehensive income, net of tax						155			155

Total comprehensive income									4,059
Dividends declared					(1,696)				(1,696)
Share issuances for employee benefit plans		5		(19)	(89)		169		61
Purchase of treasury stock		(35)					(858)		(858)
Purchases and sales of treasury stock with grantor trusts				43	(112)		69		–
Stock-based compensation				137					137
Tax benefit related to stock options				22					22
ESOP activities and related tax benefit					2			79	81

Balance at December 31, 2003	2,020	(190)	$2,020	$7,729	$16,540	$(585)	$(5,992)	$–	19,712

Net Income					4,758				4,758
Other comprehensive income, net of tax						428			428

Total comprehensive income									5,186
Dividends declared					(1,934)				(1,934)
Share issuances for employee benefit plans		7		(59)	(94)		241		88
Purchase of treasury stock		(6)					(151)		(151)
Purchases and sales of treasury stock with grantor trusts				2			(2)		–
Stock-based compensation				121					121
Tax benefit related to stock options				39					39
Other				8	(3)				5

Balance at December 31, 2004	2,020	(189)	$2,020	$7,840	$19,267	$(157)	$(5,904)	$–	$23,066

Net Income					3,294				3,294
Other comprehensive income, net of tax						143			143

Total comprehensive income									3,437
Dividends declared					(2,087)				(2,087)
Share issuances for employee benefit plans		8		(58)	(91)		265		116
Purchase of treasury stock		(41)					(1,096)		(1,096)
Purchases and sales of treasury stock with grantor trusts				80			(80)		–
Stock-based compensation				94					94
Tax benefit related to stock options				4					4

Balance at December 31, 2005	2,020	(222)	$2,020	$7,960	$20,383	$(14)	$(6,815)	$–	$23,534

(a)	Trust and treasury shares are not considered to be outstanding for financial reporting purposes. As of December 31, 2005, there were approximately 17 shares held in trust and 205 shares held in treasury.
The accompanying notes are an integral part of these consolidated financial statements.
54      BELLSOUTH 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION
Note A – Accounting Policies
In this report, BellSouth Corporation and its subsidiaries are referred to as “we”, the “Company” or “BellSouth.”
ORGANIZATION
We are a communications company headquartered in Atlanta, Georgia. For management purposes, our operations are organized into three reportable segments: Communications Group; Wireless; and Advertising & Publishing Group.
BASIS OF PRESENTATION
The consolidated financial statements include the accounts of BellSouth’s wholly-owned subsidiaries and subsidiaries in which we have a controlling financial interest. Investments in businesses that we do not control, but have the ability to exercise significant influence over operations and financial policies, are accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated. We own a 40 percent economic interest in Cingular Wireless and we share control with AT&T. Accordingly, we account for this investment under the equity method. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year’s presentation.
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
USE OF ESTIMATES
Our consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP). We are required to make estimates and assumptions that affect amounts reported in our financial statements and the accompanying notes. Actual results could differ from those estimates.
CASH AND CASH EQUIVALENTS
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investments with an original maturity of over three months to one year are not considered cash equivalents and are included as other current assets in the consolidated balance sheets. Interest income on cash equivalents and temporary cash investments in continuing operations was $76 for 2003, $60 for 2004, and $23 for 2005.
    Included in the December 31, 2004 cash balance of $680 are cash balances of $148 held by our discontinued operations in Latin America.
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
MATERIAL AND SUPPLIES
New and reusable material held at our telephone subsidiary is carried in inventory, principally at average cost, except that specific costs are used in the case of large individual items. Non-reusable material is carried at estimated salvage value. Inventories of our other subsidiaries are stated at the lower of cost or market, with cost determined principally on either an average cost or first-in, first-out basis.
PROPERTY, PLANT AND EQUIPMENT
The investment in property, plant and equipment is stated at original cost. For plant dedicated to providing regulated telecommunications services, depreciation is based on the group remaining life method of depreciation and straight-line rates determined on the basis of equal life groups of certain categories of telephone plant acquired in a given year. This method requires the periodic revision of depreciation rates. When depreciable telephone plant is disposed of, the original cost less any net salvage proceeds is charged to accumulated depreciation. We perform inventories of the telephone plant to verify the existence of these assets and reconcile these inventories to our property records. In addition, the inventory reconciliation results allow us to correct our records for investment moved from one location to another and to account for delayed retirements. The cost of other property, plant and equipment is depreciated using either straight-line or accelerated methods over the estimated useful lives of the assets. Depreciation of property, plant and equipment in continuing operations was $3,257 for 2003, $3,039 for 2004, and $3,058 for 2005.
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
BELLSOUTH 2005      55

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
COST METHOD INVESTMENTS
We have investments in marketable securities, primarily common stocks, which are accounted for under the cost method. Securities classified as available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” are carried at fair value, with unrealized gains and losses, net of income taxes, recorded in accumulated other comprehensive income (loss) in the statement of changes in shareholders’ equity and comprehensive income. The fair values of individual investments in marketable securities are determined based on market quotations. Gains or losses are calculated based on the original cost of the specific investment. We periodically review cost method investments for impairment. These reviews are performed to determine whether a decline in the fair value of an investment below its carrying value is deemed to be other than temporary. Equity securities that are restricted for more than one year or not publicly traded are recorded at cost.
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
REVENUE RECOGNITION
Revenues are recognized when earned. Certain revenues derived from local telephone services are billed monthly in advance and are recognized the following month when services are provided. Revenues derived from other telecommunications services, principally network access, long distance and wireless airtime usage, are recognized monthly as services are provided. Marketing incentives, including cash coupons, package discounts and free service are recognized as revenue reductions and are accrued in the period the service is provided. With respect to coupons, accruals are based on historical redemption experience. While cash is generally received at the time of sale, revenues from installation and activation activities are deferred and recognized over the life of the customer relationship, which is generally four years. Print Advertising & Publishing revenues and related directory costs are recognized ratably over the life of the related directory, generally 12 months. Allowances for uncollectible accounts are determined based on analysis of history and future expectations. The provision for such uncollectible accounts in continuing operations was $523 for 2003, $384 for 2004, and $348 for 2005.
DEFERRED ACTIVATION AND INSTALLATION EXPENSES
We defer certain expenses associated with installation and activation activities. Expense is only deferred to the extent associated revenues are deferred. Service costs in excess
56      BELLSOUTH 2005

of revenues are recognized in the period incurred. The deferred costs are recognized over approximately 4 years.
ADVERTISING
We expense advertising costs as they are incurred. These expenses include production, media and other promotional and sponsorship costs. Our total advertising expense in continuing operations was $300 for 2003, $328 for 2004, and $298 for 2005.
INCOME TAXES
The consolidated balance sheets reflect deferred tax balances associated with the anticipated tax impact of future income or deductions implicit in the consolidated balance sheets in the form of temporary differences. Temporary differences primarily result from the use of accelerated methods and shorter lives in computing depreciation for tax purposes and the basis differential related to our equity investment in Cingular Wireless. Interest payable on settlement of prior years’ tax returns is included as a component of interest expense in the consolidated income statement.
EARNINGS PER SHARE
Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year. Nonvested restricted stock carries dividend and voting rights and, in accordance with GAAP, is not included in the weighted average number of common shares outstanding used to compute basic earnings per share. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus net incremental shares arising out of employee stock compensation and benefit plans. The earnings amounts used for per-share calculations are the same for both the basic and diluted methods. The following is a reconciliation of the weighted-average share amounts (in millions) used in calculating earnings per share:

	2003	2004	2005

Basic common shares outstanding	1,848	1,832	1,823
Incremental shares from stock-based compensation and benefit plans	4	4	6

Diluted common shares outstanding	1,852	1,836	1,829

Stock options excluded from the computation	92	79	77

Options with an exercise price greater than the average market price of the common stock or that have an anti-dilutive effect on the computation are excluded from the calculation of diluted earnings per share.
INTANGIBLE ASSETS
Intangible assets are comprised of capitalized software, intellectual property and FCC wireless spectrum licenses. The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized costs include direct development costs associated with internal use software, including internal direct labor costs and external costs of materials and services. Capitalized software costs are being amortized on a straight-line basis generally over periods of three to five years. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. Intellectual property consists primarily of capitalized costs associated with patents, copyright and trademarks. Licenses to wireless spectrum represent authorizations to provide service in specific geographic services areas on WCS and MMDS spectrum. The Company has determined that its FCC spectrum licenses should be treated as indefinite-lived intangible assets. Amortization of intangibles in continuing operations was $554 for 2003, $597 for 2004, and $603 for 2005.
    We test indefinite-lived intangible assets for impairment on an annual basis. Additionally, indefinite-lived intangible assets are tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.

Note B –	Recently Issued Accounting Pronouncements
SHARE-BASED PAYMENTS
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” This standard amends and clarifies the accounting for stock compensation plans under SFAS No. 123, “Accounting for Stock-Based Compensation,” which we adopted effective January 1, 2003. Effective January 1, 2006, we adopted the revised statement. The adoption did not have a material impact on our results of operations, financial position or cash flows.
CONDITIONAL ASSET RETIREMENT OBLIGATIONS
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” (SFAS No. 143) refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or)
BELLSOUTH 2005      57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION
method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted the provisions of this interpretation effective December 31, 2005. There was no material impact on our results of operations, financial position or cash flows.

Note C –	Changes in Accounting Principle
ASSET RETIREMENT OBLIGATIONS
SFAS No. 143 provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. SFAS No. 143 also precludes companies from accruing removal costs that exceed gross salvage in their depreciation rates and accumulated depreciation balances if there is no legal obligation to remove the long-lived assets. For our outside plant accounts, such as telephone poles and cable, estimated cost of removal does exceed gross salvage.
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
REVENUE RECOGNITION FOR PUBLISHING REVENUES
Effective January 1, 2003, we changed our method for recognizing revenues and expenses related to our directory publishing business from the publication and delivery method to the deferral method. Under the publication and delivery method, we recognized 100 percent of the revenues and direct expenses at the time the directories were published and delivered to end-users. Under the deferral method, revenues and direct expenses are recognized ratably over the life of the related directory, generally 12 months. The change in accounting method is reflected in the 2003 income statement as a cumulative effect of accounting change adjustment and on the balance sheet as a decrease to accounts receivable of $845, increase to other current assets of $166, increase to current liabilities of $129, and a decrease to deferred income taxes of $307. The cumulative effect of the change resulted in a decrease to net income of $501 for 2003. Absent this one-time adjustment, the change in accounting did not materially affect our annual results.

Note D –	Discontinued Operations
In March 2004, we signed an agreement with Telefónica Móviles, S.A., the wireless affiliate of Telefónica, S.A., to sell all of our interests in Latin America.
    During October 2004, we closed on the sale of 8 of the 10 properties: Venezuela, Colombia, Ecuador, Peru, Guatemala, Nicaragua, Uruguay and Panama. During January 2005, we closed on the sale of the operations in the remaining two Latin American countries: Argentina and Chile.
SUMMARY OF SALE TRANSACTIONS

		After-
	Gross	Tax
	Proceeds	Gain

For the Year Ended December 31:
2004	$4,037	$850
2005	$1,077	$390

Total	$5,114	$1,240

The 2004 gain includes the recognition of cumulative foreign currency translation losses of $421 and the 2005 gain includes the recognition of cumulative foreign currency translation losses of $68.
SUMMARY FINANCIAL INFORMATION
    Summarized results for the discontinued operations are as follows:

	For the Year Ended
	December 31,

	2003	2004	2005

Operating revenue	$2,294	$2,429	$66
Operating income (loss)	$349	$647	$(5)
Gain on sale of operations	$–	$1,312	$629
Income before income taxes	$176	$1,525	$616
Provision for income taxes	$75	$161	$235
Net income from discontinued operations	$101	$1,364	$381

58      BELLSOUTH 2005

CASH FLOW INFORMATION
In 2005, the Company has separately disclosed the operating, investing, and financing portions of the cash flows attributable to its discontinued operations, which were, in prior periods, reported on a combined basis as a single amount.

Note E –	Investments in and Advances to Cingular Wireless

	As of
	December 31,

	2004	2005

Investment	$18,311	$18,447
Advances	4,460	2,827

	$22,771	$21,274

INVESTMENT
We own a 40 percent economic interest in Cingular Wireless, and share joint control of the venture with AT&T. The following table presents 100 percent of Cingular Wireless’ assets, liabilities, and results of operations as of and for the year ended December 31:

	2004	2005

Balance Sheet Information:
Current assets	$5,570	$6,049

Noncurrent assets	$76,668	$73,270

Current liabilities	$7,983	$10,008

Noncurrent liabilities	$29,110	$23,790

Minority Interest	$609	$543

Members’ capital	$44,536	$44,978

	2003	2004	2005

Income Statement Information:
Revenues	$15,577	$19,565	$34,433

Operating Income	$2,254	$1,528	$1,824

Net Income	$977	$201	$333

As of December 31, 2004 and 2005, our book investment exceeded our proportionate share of the net assets of Cingular Wireless by $497 and $456, respectively. As of December 31, 2005, $1,510 of our consolidated retained earnings represented undistributed earnings from Cingular Wireless.
    On October 26, 2004, Cingular Wireless completed its acquisition of AT&T Wireless, creating the largest wireless carrier in the United States based on the number of customers and revenue. Cingular Wireless’ cash purchase price for AT&T Wireless shares totaled approximately $41 billion. That amount was funded by equity contributions from Cingular Wireless’ two owners in proportion to their equity ownership of Cingular Wireless — 60 percent for AT&T (formerly SBC) and 40 percent for BellSouth — with the remainder provided from cash on hand at AT&T Wireless. BellSouth’s portion of the funding, which was reflected as an increase in our investment in Cingular Wireless, was approximately $14.4 billion.
ADVANCE
We have an advance to Cingular Wireless that was $3,792 at December 31, 2004 and $2,622 at December 31, 2005. The advance bears interest at 6% per annum and has a maturity date of June 30, 2008. Cingular Wireless may generally prepay the advance at any time, and is obligated to prepay the advance to the extent of excess cash (as defined) pursuant to the Revolving Line of Credit. The advance is subordinated to Cingular Wireless’ Senior Notes, including the Senior Notes of AT&T, and other borrowings of external parties as defined in our agreement with Cingular Wireless.
REVOLVING LINE OF CREDIT
Effective August 1, 2004, BellSouth and AT&T (formerly SBC) agreed to finance their respective pro rata shares of Cingular Wireless’ capital and operating cash requirements based upon Cingular Wireless’ budget and forecasted cash needs. Borrowings under this agreement bear interest at 1-Month LIBOR plus 0.05% payable monthly. In conjunction with the signing of the agreement, Cingular Wireless terminated its bank credit facilities and ceased issuing commercial paper and long-term debt. Available cash (as defined) generated by Cingular Wireless is applied on the last day of the month to the repayment of the advances from BellSouth and AT&T. With regard to any interim loans Cingular Wireless makes to BellSouth from time to time, BellSouth pays Cingular Wireless interest on the excess cash at 1-Month LIBOR. The line of credit terminates on July 31, 2007. As of December 31, 2004 and 2005, the balance outstanding under the revolving credit line, including interest, was $668 and $204, respectively.
PROVISION OF SERVICES
We also generate revenues from Cingular Wireless in the ordinary course of business for the provision of local interconnection services, long distance services, sales agency fees and customer billing and collection fees.
BELLSOUTH 2005      59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION
SUMMARY OF FINANCIAL TRANSACTIONS WITH CINGULAR

	For the Year Ended
	December 31,

	2003	2004	2005

Revenues	$426	$537	$724
Interest income on advances	$256	$230	$204
Interest expense on credit line	$–	$–	$2

    Interest income on advances is offset by a like amount of interest expense recorded by Cingular Wireless and reported in our financial statements in the caption “Net earnings of equity affiliates.”
    Receivables and payables incurred in the ordinary course of business are recorded in our balance sheets as follows:

	As of
	December 31,

	2004	2005

Receivable from Cingular Wireless	$56	$51
Payable to Cingular Wireless	$44	$54

Note F – Other Assets
Other assets at December 31 consist of the following:

	2004	2005

Deferred activation and installation expenses	$1,405	$1,227
Prepaid pension and postretirement benefits	4,291	4,915
Equity method investments other than Cingular Wireless	275	33
Cost method investments	921	1,192
Other	437	447

Other assets	$7,329	$7,814

DEFERRED ACTIVATION AND INSTALLATION EXPENSES

Deferred activation and installation expenses December 31, 2003	$1,614
Amortization of previous deferrals	(811)
Current period deferrals	602

Deferred activation and installation expenses December 31, 2004	1,405
Amortization of previous deferrals	(730)
Current period deferrals	552

Deferred activation and installation expenses December 31, 2005	$1,227

EQUITY METHOD INVESTMENTS OTHER THAN CINGULAR
Ownership in equity investments other than Cingular Wireless at December 31 is as follows:

	2004		2005

	Ownership	Investment	Ownership	Investment
	Percentage	Balance	Percentage	Balance

Cellcom (Israel)	34.8%	$242	–	$–
Internet Yellow Pages	34.0%	33	34.0%	33

		$275		$33

INVESTMENT IN CELLCOM
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
COST METHOD INVESTMENTS
We have investments in marketable securities, primarily common stocks, which are accounted for under the cost method. These investments are held in grantor trusts and our captive insurance subsidiary. The grantor trusts are designed to provide funding for benefits payable under certain nonqualified benefit plans. The trusts are irrevocable and the assets contributed to the trusts can only be used to pay such benefits but are subject to the claims of general creditors of the Company in the event of the Company’s insolvency.
60      BELLSOUTH 2005

    The components of cost investments are as follows:

	Cost	Unrealized	Recorded
	Basis	Gain (Loss)	Basis

Equity securities with unrealized gains	$633	$111	$744
Equity securities with unrealized losses< 1 year	108	(11)	97

Total equity securities	741	100	841

Total debt securities	60	–	60
Other investments	20	–	20

As of December 31, 2004	$821	$100	$921

Equity securities with unrealized gains	$682	$199	$881
Equity securities with unrealized losses< 1 year	92	(5)	87
Equity securities with unrealized losses> 1 year	136	(14)	122

Total equity securities	910	180	1,090

Debt securities	12	–	12
Debt securities with unrealized losses> 1 year	82	(2)	80

Total debt securities	94	(2)	92

Other investments	10	–	10

As of December 31, 2005	$1,014	$178	$1,192

    Since we held a well-diversified portfolio, no single common stock comprises a material unrealized loss. We evaluate the near-term prospects of our investment holdings in relation to the severity and duration of unrealized losses. Based on that evaluation and our ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Note G –	Supplemental Balance Sheet and Cash Flow Information
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is summarized as follows at December 31:

	Estimated
	Depreciable	Average
	Lives	Remaining
	(In Years)	Life	2004	2005

Central office equipment	8–11	4.6	$26,539	$27,029
Outside plant:
Copper cable	15–16	6.6	20,440	20,615
Fiber cable	20	10.9	3,270	3,519
Poles and conduit	36–55	28.0	3,620	3,631
Operating and other equipment	5–15	3.4	1,684	1,672
Building and building improvements	25–45	28.0	4,597	4,635
Furniture and fixtures	10–15	9.3	2,429	2,388
Station equipment	6	3.2	542	569
Land	–	–	274	277
Plant under construction	–	–	206	239

			63,601	64,574
Less: accumulated depreciation			41,562	42,851

Property, plant and equipment, net			$22,039	$21,723

INTANGIBLE ASSETS
Intangible assets are summarized as follows at December 31:

	2004	2005

Capitalized software	$2,930	$2,924
Intellectual property	37	40
Wireless licenses	20	34

	2,987	2,998

Less: accumulated amortization	1,400	1,465

Intangible assets, net	$1,587	$1,533

    The following table presents current and expected amortization expense of the existing intangible assets as of December 31, 2005 for each of the following periods:
Aggregate amortization expense:

    For the year ended December 31, 2005                 $603

Expected amortization expense:

For the year ended
December 31,
2006	$525
2007	401
2008	277
2009	167
2010	55

BELLSOUTH 2005      61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION
OTHER CURRENT LIABILITIES
Other current liabilities are summarized as follows at December 31:

	2004	2005

Advanced billing and customer deposits	$832	$785
Interest and rents accrued	382	342
Taxes payable	222	642
Dividends payable	493	529
Salaries and wages payable	403	392
Accrued compensated absences	229	236
Restructuring and severance accrual	26	100
Other	431	479

Other current liabilities	$3,018	$3,505

OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities are summarized as follows at December 31:

	2004	2005

Deferred installation and activation revenues	$1,405	$1,227
Accrued postretirement benefits	1,136	1,597
Deferred credits	652	578
Compensation related accruals	879	974
Postemployment benefits	254	228
Derivatives liability	32	44
Other	31	31

Other noncurrent liabilities	$4,389	$4,679

SUPPLEMENTAL CASH FLOW FROM CONTINUING OPERATIONS INFORMATION

	2003	2004	2005

Cash paid for:
Income taxes	$678	$1,279	$816

Interest	$867	$842	$1,056

INVESTMENT IN AND ADVANCE TO SONOFON
On February 12, 2004, we sold our interest in Danish wireless provider, Sonofon, for 3.68 billion Danish Kroner to Telenor ASA. We received 3.05 billion Danish Kroner, or $525, for our 46.5 percent equity stake and 630 million Danish Kroner, or $109, for our shareholder loan and accrued interest, reduced by a settlement of $17 associated with foreign currency swap contracts. As a result of these transactions, we recorded a gain of $462, or $295 net of tax, which included the recognition of cumulative foreign currency translation gains of $13.
Note H – Debt
DEBT MATURING WITHIN ONE YEAR
Debt maturing within one year is summarized as follows at December 31:

	2004	2005

Commercial paper	$3,248	$1,386
Current maturities of long-term debt	2,227	2,723

Debt maturing within one year	$5,475	$4,109

Weighted-average interest rate at end of period:

	2004	2005

Commercial paper	2.26%	4.22%

Credit lines at end of period:

	2004	2005

Available committed credit lines	$3,523	$3,000
Borrowings under credit lines	$–	$–

    There are no significant commitment fees or requirements for compensating balances associated with any lines of credit.
LONG-TERM DEBT
Interest rates and maturities in the table below are for the amounts outstanding at December 31:

		2004	2005

Issued by BellSouth Telecommunications, Inc.
5.85%–5.88%	2009–2045(1)	$437	$429
6.13%–7%	2006–2033(1)	1,949	1,091
7.63%	2035	300	–
7%	2095	500	500
2.48%–4.37%	Extendible liquidity securities due 2006	745	410
6.65%	Zero-to-full debentures due 2095	232	248
6.3%	Amortizing debentures due 2015	261	244
Issued by BellSouth Corporation
2.42%–4.47%	2007	500	500
4.2%–4.75%	2009–2012(1)	2,299	2,285
5%–6.88%	2006–2034(1)	6,631	6,623
7.75%–7.88%	2010–2030(1)	2,000	1,996
7.12%	2097	500	500
4.09%–4.26%	20-put-1 remarketable securities due 2021	1,000	1,000
Capital leases and other		58	37
Unamortized discount, net of premium		(77)	(61)

		17,335	15,802
Current maturities		(2,227)	(2,723)
Long-term debt		$15,108	$13,079

(1)	These debt maturities are affected by FAS 133 accounting requirements to mark hedged debt to fair value.
    Several issues of long-term debt contain embedded options, which may require us to repurchase the debt or
62      BELLSOUTH 2005

which may alter the interest rate associated with that debt. Those issues, and their related options, are as follows:

Issue	Date of Put Option

20-put-1 remarketable securities due 2021	Annually in April
Putable debentures	November 2006

    If the holders of the remarketing agreement on the 20-put-1 remarketable securities do not require us to repurchase the securities, the interest rates for these securities will be reset based on current market conditions. Since the 20-put-1 securities can be put to us annually, the balance is included in current maturities of long-term debt in our balance sheet. Holders of our 6.04% bond maturing November 15, 2026, have a one-time ability to put the bond back to us on November 15, 2006. Therefore, the balance of $281 is included in current maturities of long-term debt in our balance sheet.
    The Amortizing debentures pay against principal on a semi-annual basis and were issued with an original principal balance of $375. The Zero-to-full debentures will accrete to a total principal balance of $500 in 2015, at which time we will begin paying interest through the maturity in 2095.
    Maturities of long-term debt outstanding, in principal amounts, at December 31, 2005 are summarized below. Maturities after the year 2010 include the final principal amount of $500 for the Zero-to-full debentures due in 2095.

Maturities
2006	$2,723
2007	526
2008	611
2009	1,855
2010	1,022
Thereafter	9,378

Total	$16,115

    We did not issue any long-term debt during 2005. The table below summarizes long-term debt repayments made during 2005:

	Rate	Maturity	Principal

Maturing debt:
	6.50%		$300
	7.00%		$150
	2.42%		$110
	3.39%		$225
Early redemptions:
	6.75%	2033	$400
	7.63%	2035	$300

    In connection with the early redemptions, we recognized a $42 loss, which included $18 associated with fully expensing remaining discount and deferred debt issuance costs.
    At December 31, 2005, we had a shelf registration statement on file with the Securities and Exchange Commission under which $3,100 of debt securities could be publicly offered.
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
The provision for income taxes attributable to continuing operations is summarized as follows:

	2003	2004	2005

Current
Federal	$1,020	$645	$983
State	128	66	100

	1,148	711	1,083

Deferred, net
Federal	730	1,010	351
State	85	71	(45)

	815	1,081	306

Investment tax credits, net
Federal	(27)	–	–

Total provision for income taxes	$1,936	$1,792	$1,389

Temporary differences which gave rise to deferred tax assets and (liabilities) at December 31 were as follows:

	2004	2005

Operating loss and tax credit carryforwards	$363	$412
Capital loss carryforwards	658	390
Allowance for uncollectibles	125	122
Deferred revenue	231	214
Other	146	149

	1,523	1,287
Valuation Allowance	(873)	(732)

Deferred tax assets	$650	$555

Tangible and intangible property	$(4,667)	$(4,551)
Equity investments	(1,853)	(2,133)
Compensation related	(131)	(117)
Other	(147)	(98)

Deferred tax liabilities	(6,798)	(6,899)

Net deferred tax liability	$(6,148)	$(6,344)

Balance sheet classification as of December 31,

	2004	2005

Current deferred tax asset	$258	$263
Noncurrent deferred tax liability	(6,406)	(6,607)

Net deferred tax liability	$(6,148)	$(6,344)

    The valuation allowance was established to reduce deferred tax assets associated with excess US capital losses, state operating losses, and state credits that may not be utilized during the carryforward period. The carryforward periods for the excess capital losses expire in 2007 and 2008. The operating losses relate to state losses and credit carryforwards expiring in various years beginning in 2006.
BELLSOUTH 2005      63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION
    At December 31, 2005, net deferred tax liabilities include a deferred tax asset of $360 relating to compensation expense recognized under SFAS 123, Accounting for Stock-Based Compensation. Full realization of the deferred asset requires stock options to be exercised at a price equaling the sum of the strike price plus the fair value at the grant date. A significant number of the options for which a tax benefit has been recognized have a combined strike price and fair value at grant date in excess of $45. Accordingly, there can be no assurance that the stock price of BellSouth will rise to levels sufficient to realize the entire tax benefit currently reflected in our balance sheet. The provisions of SFAS 123 prohibit us from recording a valuation allowance on the deferred tax asset related to these options. If the full value of the deferred tax asset is not realized either at the exercise or expiration of the options, the deferred tax asset will reverse against equity to the extent of previously recognized excess tax benefits, otherwise against income tax expense. At December 31, 2005, accumulated excess tax benefits of $75 have been recorded to equity. The amount of these accumulated excess tax benefits may increase upon the adoption of SFAS 123 (Revised 2004).
    A reconciliation of the federal statutory income tax rate to the effective tax rate attributable to continuing operations follows:

	2003	2004	2005

Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.6	1.7	0.8
Net earnings (losses) of equity affiliates	(0.3)	(0.3)	(0.2)
Investment tax credits	(0.3)	–	–
Medicare drug subsidy	–	(0.6)	(1.0)
Valuation allowance release on capital losses	–	–	(2.5)
Other	(1.3)	(1.2)	0.2

Effective tax rate	35.7%	34.6%	32.3%

    The decrease in valuation allowance on deferred tax assets during 2005 relates primarily to greater than expected capital loss utilization in connection with the gain on sale of our investment in Cellcom. This benefit was partially offset by recognition of a deferred tax liability for the excess of book basis over tax basis in Cellcom.

Note J –	Hurricane Katrina
On August 29, 2005, Hurricane Katrina caused catastrophic damage in the areas of Louisiana, Mississippi and Alabama. The financial impacts of the storm to the Company included lower revenue as we issued $99 in proactive billing credits to address service outages and significant customer dislocation in the hardest-hit areas. In addition, we increased our allowance for uncollectibles by $36 to cover the estimated incremental uncollectible accounts receivable due to customer displacement and incurred $43 in other recovery costs.
    During the year, we incurred $281 in expense and $211 in capital associated with wireline network restoration. In the quarter ended September 30, 2005, management reached the conclusion that the extent of damage to the Company’s property, plant and equipment in the hurricane-damaged areas will require recognition of an asset impairment.
    In accordance with generally accepted accounting principles, management estimated the impairment based on the best available information utilizing damage assessments. As a result, we recorded a charge of $166 in 2005. This charge reduced the carrying value of the Communication Group’s impaired assets, primarily outside plant, to estimated salvage value.
    We expect a portion of the cost associated with the Hurricane Katrina recovery effort to be covered by insurance. While the exact amount has not been determined, our current estimate of covered losses, net of our deductible, is approximately $250. The actual recovery will vary depending on the outcome of the insurance loss adjustment effort. Accordingly, no offsetting benefit for insurance recoveries was recorded against the loss in 2005 results.
Note K – Workforce Reduction and Restructuring
WORKFORCE REDUCTION CHARGES
Based on competitive activity in the telecom industry, continued economic pressures, realignment of our business and productivity improvements, we have initiated workforce reductions and recorded charges related to approximately 7,100 employees in the last three years. These downsizings were implemented on a voluntary and non-voluntary basis. The positions were both management and non-management, primarily in network operations where the volume of work has substantially decreased. Charges to earnings have been recognized in accordance with provisions of SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” and consisted primarily of cash severance and payroll taxes under separation pay plans. The following table summarizes the number of employees affected and the related charges by year:

		Related
	Employees	Charge

2003	3,500	$132
2004	1,400	$51
2005	2,200	$114

RESTRUCTURING LIABILITY
As of December 31, 2005, the aggregate liability related to the charges described above, excluding postretirement and pension impacts, was $100.
64      BELLSOUTH 2005

	Type of Cost

	Employee	Other Exit
	Separations	Costs	Total

Balance at December 31, 2003	$66	$6	$72

Accruals	51	–	51
Cash payments	(80)	(1)	(81)
Adjustments	(12)	(4)	(16)

Balance at December 31, 2004	$25	$1	$26

Accruals	114	–	114
Cash payments	(35)	(1)	(36)
Adjustments	(4)	–	(4)

Balance at December 31, 2005	$100	$–	$100

    Adjustments to the employee separations accrual are due to estimated demographics being different than actual demographics of employees that separated from the company. Deductions from the accrual for other exit costs consist primarily of changes to prior estimates.
Note L – Employee Benefit Plans
At December 31, 2005 our pensions and other postretirement benefit plans covered the following active and retired employees:

		Other
	Pensions	Benefits

Active employees:
Management	20,600	16,000
Non-management	42,500	41,600

	63,100	57,600
Retirees:
Management	18,200	23,400
Non-management	46,700	42,700

	64,900	66,100

Total	128,000	123,700

PENSION PLANS
Substantially all of our employees are covered by noncontributory defined benefit pension plans. For these plans, the benefit obligation is the projected benefit obligation, which represents the actuarial present value as of a date of all benefits attributed by the pension benefit formula to employee service rendered to that date. We maintain a trust to fund these pension benefits in compliance with ERISA regulations. Currently the pension benefits are fully funded.
    The pension plan covering management employees is a cash balance plan, which provides pension benefits determined by a combination of compensation-based service and additional credits and individual account-based interest credits. While the written plan does not require additional interest credits (any additional credits are discretionary), based on past practices, the benefit obligation is determined assuming annual additional interest credits of 1 percent.
    For non-management employees, pension benefits earned prior to 1999 are based on specified benefit amounts and years of service through 1998. Benefits earned in 1999 and subsequent years are calculated under a cash balance plan that is based on an initial cash balance amount, negotiated pension band increases and interest credits. Due to past practice, the non-management pension obligation includes the expectation of future pension band increases.
OTHER POSTRETIREMENT BENEFITS
We provide certain medical, dental and life insurance benefits to substantially all retired employees under various plans and accrue actuarially determined postretirement benefit costs as active employees earn these benefits. Management employees hired after January 1, 2001 are provided access to medical benefits at retirement but are required to pay 100 percent of the cost. As of December 31, 2005 approximately 4,400 active management employees have access only benefits. We maintain Voluntary Employee Beneficiary Association (VEBA) trusts to partially fund these postretirement benefits; however, there are no ERISA or other regulations requiring these postretirement benefit plans to be funded annually.
    For postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation, which represents the actuarial present value as of a date of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to that date.
    Our management health care plan provides for annual dollar value limits on the company-funded portion of retiree medical costs (also referred to as caps) for eligible employees who retired after December 31, 1991. Historically, we have made discretionary increases to the caps for a portion of the medical cost increases, requiring the Company to absorb a portion of the increasing costs. We have previously accounted for this substantive plan in determining the benefit obligation, thus increasing the expected future liability. Effective January 1, 2006, the current cap was frozen requiring management retirees to absorb all future medical inflation. This change resulted in a reduction to the obligation of $380 that will be recognized in income over the remaining years of future service to full eligibility of active plan participants, or approximately 9 years.
    Our non-management labor contract with the CWA contains caps on the Company-funded portion of retiree medical costs.
    The current labor agreement with the CWA reached in 2004 included an increase in the amount of the caps. Concurrent with that agreement, we determined that the increase in the caps combined with BellSouth’s history of increasing the caps in prior agreements created a substantive plan. Accordingly, we changed the calculation of the obligation to assume the Company will increase the caps in future periods, thus absorbing future increases in cost due to medical inflation. The change resulted in an
BELLSOUTH 2005      65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION
increase to the obligation of approximately $3.5 billion in 2004 and is being recognized in income over the remaining years of future service to full eligibility of active plan participants, or approximately 14 years.
MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003
In December 2003, the Medicare Prescription Drug Act was signed into law. The Act allows companies that provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in 2006. In accordance with final FASB guidance, we accounted for the government subsidy provided for in the Medicare Act as an actuarial gain in determining our post retirement benefit obligations. Based on preliminary guidance, we previously calculated the benefit of the subsidy using the actuarial equivalence tests on the individual benefit plans separately. On January 21, 2005, the Centers for Medicare and Medicaid Services released final federal regulations regarding the calculation of actuarial equivalence and eligibility for the subsidy. As a result of the final regulations, we calculated actuarial equivalence based on weighted average benefits and premiums of all Medicare eligible participants as a whole rather than calculating equivalence separately for each group of retirees. On this basis, our plans are projected to satisfy actuarial equivalence for all participants in future years. The present value of the subsidy is $1.4 billion as of December 31, 2005.
ASSUMPTIONS AND APPROACH USED
A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, we estimated the timing and amounts of expected future benefit payments and applied a yield curve developed to reflect yields available on high-quality bonds. The yield curve is based on an externally published index specifically designed to meet the criteria of GAAP. The discount rates selected as of December 31, 2005, 5.25% for pension and 5.50% for other benefits, reflect the results of this yield curve analysis and are unchanged from December 31, 2004.
    Our assumption regarding expected return on plan assets reflects asset allocations, investment strategy and the views of investment managers, as well as historical experience. We use an assumed return of 8.5% for our pension trusts, which represent nearly 80% of invested assets. Actual asset returns for these trusts were approximately 15% in 2004 and 11% in 2005. As of December 2005, the 5-year average return on our pension assets was 6.3%, the 10-year average return was 9.5%, and the average return since inception was 10.9%.
    Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Due to their differing demographics, we developed separate inflation rates for pre- and post-age 65 retirees as well as medical claims and prescription drugs. Health care cost trend rates are assumed to decline by 75 to 150 basis points per year until they reach an ultimate rate of 5% in 2011. On average, health care cost trend rates over the latest five year period have been in line with initial year trend rate assumptions. Recent trend rates did not decline as anticipated, so changes to trend assumptions were made in the 2005 valuation. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects as of December 31, 2005:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

Effect on total service and interest cost components	$110	$(80)
Effect on other postretirement benefit obligation	$1,200	$(1,000)

    Other significant assumptions include inflation, salary growth, retirement rates, and mortality rates. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. Compensation increases over the latest five year period have been in line with assumptions. Retirement and mortality rates are based on actual plan experience.
66      BELLSOUTH 2005

MEASUREMENT RESULTS
The following tables summarize benefit obligations, changes in plan assets, and funded status, as well as the assumptions, at or for the years ended December 31. The company uses a December 31 measurement date for its plans.

	Pension Benefits		Other Benefits

	2004	2005	2004	2005

Change in benefit obligation:
Benefit obligation at the beginning of the year	$11,620	$11,725	$7,156	$10,883
Service cost	177	207	66	122
Interest cost	696	588	472	583
Amendments	27	–	3,315	(383)
Actuarial (gain) loss	288	334	347	199
Gross benefits and lump sums paid	(1,083)	(954)	(473)	(501)

Benefit obligation at the end of the year	$11,725	$11,900	$10,883	$10,903

Change in plan assets:
Fair value of plan assets at the beginning of the year	$14,605	$15,612	$3,693	$4,198
Actual return (loss) on plan assets	2,090	1,657	556	457
Employer contribution	–	–	422	401
Plan participants contributions	–	–	39	43
Benefits and lump sums paid	(1,083)	(954)	(512)	(543)

Fair value of plan assets at the end of year	$15,612	$16,315	$4,198	$4,556

Funded status:
As of the end of the year	$3,887	$4,415	$(6,685)	$(6,347)
Unrecognized prior service cost	(362)	(321)	3,266	2,715
Unrecognized net (gain) loss	454	417	2,376	2,339
Unrecognized net (asset) obligation	–	–	219	100

Prepaid (accrued) benefit cost	$3,979	$4,511	$(824)	$(1,193)

Amounts recognized in the consolidated balance sheets at December 31:
Prepaid benefit cost	$3,979	$4,511	$312	$404
Accrued benefit cost	–	–	(1,136)	(1,597)

Net amount recognized	$3,979	$4,511	$(824)	$(1,193)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.25%	5.25%	5.50%	5.50%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%
Health care cost trend rate assumed for the following year (Pre-age 65)			8.33%	9.00%
Health care cost trend rate assumed for the following year (Post-age 65)			11.67%	12.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)			5.00%	5.00%
Year that the rate reaches the ultimate trend rate			2010	2011

    Unrecognized prior service cost relates primarily to removal of a substantive plan for pension cost of living adjustments and to changes in our substantive commitments associated with the caps on our medical plans as discussed above. Unrecognized gains and losses have been primarily generated by changes in discount rates in previous years, asset return differences from the preceding five years, and changes in medical trend rates.
    In contrast to the projected benefit obligation, the accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels. The accumulated benefit obligation for the qualified defined benefit pension plans was $11,486 and $11,717 at December 31, 2004 and 2005, respectively.
BELLSOUTH 2005      67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION
    The other benefits funded status above, includes a plan with a positive funded status of $461 and $546 for December 31, 2004 and 2005, respectively. For the remaining plans, the unfunded status was comprised of the following:

	At December 31,

	2004	2005

Benefit obligation	$10,492	$10,505
Fair value of plan assets	3,346	3,612

Funded status	$(7,146)	$(6,893)

    The following table summarizes benefit costs for the years ended December 31. Benefit costs are included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying Consolidated Statements of Income. Approximately 10 percent of these costs are capitalized to property, plant and equipment with labor related to network construction.

	Pension Benefits			Other Benefits

	2003	2004	2005	2003	2004	2005

Components of net periodic benefit cost:
Service cost	$181	$177	$207	$50	$66	$122
Interest cost	742	696	588	478	472	583
Expected return on plan assets	(1,386)	(1,319)	(1,286)	(315)	(321)	(336)
Amortization of prior service cost	(39)	(43)	(41)	149	235	225
Amortization of actuarial (gain) loss	(28)	5	–	108	88	103
Amortization of transition (asset) obligation	(5)	–	–	66	80	73

Net periodic benefit cost	$(535)	$(484)	$(532)	$536	$620	$770
Settlement (gain) loss	49	–	–	–	–	–

Net periodic benefit cost with adjustments	$(486)	$(484)	$(532)	$536	$620	$770

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.75%	6.25%	5.25%	6.75%	6.00%	5.50%
Expected return on plan assets	8.50%	8.50%	8.50%	8.00%	8.00%	8.25%
Rate of compensation increase	5.10%	5.10%	4.50%	4.80%	4.80%	4.50%
Health care cost trend rate pre-age 65				10.00%	9.00%	8.33%
Health care cost trend rate post-age 65				12.00%	13.00%	11.67%
PLAN ASSETS
BellSouth’s weighted-average target allocations and actual asset allocations by asset category are:

					Other
		Pension			Benefits

		At			At
		December 31,			December 31,

Asset Category	Target	2004	2005	Target	2004	2005

Equity securities	55-65%	58%	58%	60-80%	81%	82%
Debt securities	15-25	20	21	0-5	3	3
Real estate	10-15	10	10	5-15	4	4
Other	10-15	12	11	15-25	12	11

Total		100%	100%		100%	100%

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
CASH FLOWS
Contributions
Due to the funded status of our pension plans, we do not expect to make contributions to these plans in 2006. Consistent with prior years, we expect to contribute cash
68      BELLSOUTH 2005

to the VEBA trusts to fund other benefit payments. Contributions for 2006 are estimated to be in the range of $350 to $400.
Estimated future benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years. Based on current business conditions, we expect to have the necessary cash flows to fund our obligations.

		Other Benefits

			Medicare
	Pension		Subsidy
	Benefits	Gross	Receipts	Net

2006	$1,049	$594	$(32)	$562
2007	1,059	644	(36)	608
2008	1,075	686	(42)	644
2009	1,084	725	(46)	679
2010	1,056	759	(52)	707
Years 2011-2015	5,032	4,011	(353)	3,658

CASH BALANCE PENSION PLAN
In July 2003, a Federal district court in Illinois ruled that the benefit formula used in International Business Machines Corporation’s (IBM) cash balance pension plan violated the age discrimination provisions of ADEA. The IBM decision conflicts with decisions of at least three other district courts, including a November 2005 decision of the Federal district court in Pennsylvania. Congress is presently considering legislation that would clarify the legal status of cash balance plans under age discrimination rules. At this time, it is unclear what effect, if any, these decisions or possible Congressional action may have on our tax-qualified cash balance pension plans or our financial condition.
SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
The pension amounts reported above do not include the supplemental executive retirement plan (SERP), which is an unfunded nonqualified pension plan. While this plan is unfunded, we have assets to provide for these benefits in a grantor trust. The net periodic benefit cost associated with this plan was $53 in 2003, $53 in 2004 and $61 in 2005. Additional information for the plan, which has an accumulated benefit obligation in excess of plan assets, is:

	December 31,

	2004	2005

Projected benefit obligation	$584	$637
Accumulated benefit obligation (net amount recognized pre-tax)	515	552
Fair value of plan assets	—	—

Amounts recognized in the consolidated balance sheet at December 31:
Accrued benefit cost included in other noncurrent liabilities	(320)	(353)
Additional minimum liability recognized in other comprehensive income (pre-tax)	(195)	(199)

Projected benefit payments for this plan are $66, $51 and $86 for 2006, 2007 and 2008, respectively.
DEFINED CONTRIBUTION PLANS
We maintain several contributory savings plans that cover substantially all employees. The BellSouth Retirement Savings Plan and the BellSouth Savings and Security Plan (collectively, the Savings Plans) are tax-qualified defined contribution plans. Assets of the plans are held by two trusts (the Trusts) which, in turn, are part of the BellSouth Master Savings Trust. We match a portion of employees’ eligible contributions to the Savings Plans at rates determined annually by the Board of Directors. Following is a summary of compensation expense associated with company matching obligations for the year ended December 31:

	2003	2004	2005

Compensation expense	$55	$94	$121

Note M – Financial Instruments
The recorded amounts of cash and cash equivalents, temporary cash investments, bank loans and commercial paper approximate fair value due to the short-term nature of these instruments. Fair value estimates for long-term debt and interest rate swaps are based on quotes from dealers. Since judgment is required to develop the estimates, the estimated amounts presented herein may not be indicative of the amounts that we could realize in a current market exchange.
BELLSOUTH 2005      69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION
    Following is a summary of financial instruments comparing the fair values to the recorded amounts as of December 31:

	2004

	Recorded	Estimated
	Amount	Fair Value

Assets:
Advances to Cingular Wireless	$4,460	$4,460
Cost-method investments	$921	$921
Debt:(1)
Issued by BST	$4,482	$4,699
Issued by BellSouth Corporation	16,179	16,999
FMV adjustment on hedged debt	(1)	(1)
Other debt and discounts	(77)	(76)

	$20,583	$21,621
Fair value interest rate swaps, net liability(1)	$1	$1
Cash flow interest rate swap, net liability(1)	$28	$28

	2005

	Recorded	Estimated
	Amount	Fair Value

Assets:
Advances to Cingular Wireless	$2,827	$2,827
Cost-method investments	$1,192	$1,192
Debt:(1)
Issued by BST	$2,975	$3,086
Issued by BellSouth Corporation	14,317	14,759
FMV adjustment on hedged debt	(44)	(44)
Other debt and discounts	(60)	(60)

	$17,188	$17,741
Fair value interest rate swaps, net liability(1)	$44	$44

(1)	These amounts do not include accrued interest; accrued interest is classified as an other current liability in our balance sheet.
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

	For the Year Ended
	December 31,

	2004	2005

Pay fixed/receive variable (cash flow hedge):
Weighted average notional amount	$1,000	$967
Rate paid	5.90%	5.90%
Rate received	1.36%	3.25%
Pay variable/receive fixed (fair value hedge):
Weighted average notional amount	$955	$1,612
Rate paid	3.25%	4.89%
Rate received	5.53%	5.55%

	As of
	December 31,

	2004	2005

Pay fixed/receive variable (cash flow hedge):
Notional amount	$1,000	$–
Pay variable/receive fixed (fair value hedge):
Notional amount	$1,400	$1,800

    The change in fair market value for derivatives designated as hedging the exposure to variable cash flows of a forecasted transaction is recognized as a component of other comprehensive income, net of tax impacts. The change in fair market value for derivatives designated as hedging the exposure to changes in the fair value of a recognized asset or liability, is recognized in earnings in the period of change. Due to their effectiveness, our fair value hedges resulted in no impact to net income. The cash flow swap matured in 2005 and the fair value swaps mature in 2008-2010.
CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject us to credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to these receivables, other than those from long distance carriers, are limited due to the composition of the customer base, which includes a large number of individuals and businesses. Accounts receivable from long distance carriers totaled $315 at December 31, 2004 and $295 at December 31, 2005.
Note N – Shareholders’ Equity
COMMON STOCK AUTHORIZED
Our articles of incorporation authorize the issuance of 8,650,000,000 shares of common stock, par value $1 per share. Our Board of Directors is authorized to create from the unissued common stock one or more series, and, prior to the issuance of any shares in any particular series, to fix the voting powers, preferences, designations, rights, qualifi-
70      BELLSOUTH 2005

cations, limitations or restrictions of such series. The Board has not created any series of common stock.
PREFERRED STOCK AUTHORIZED
Our articles of incorporation authorize 100 million shares of cumulative first preferred stock having a par value of $1 per share, of which 30 million shares have been reserved and designated series B for possible issuance under a shareholder rights plan. As of December 31, 2005, no preferred shares had been issued. The series A first preferred stock was created for a previous shareholder rights plan which has expired.
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
SHARES HELD IN TRUST AND TREASURY
Shares held in trust and treasury, at cost, as of December 31 are comprised of the following:

	2004		2005

	Shares		Shares
	(in millions)	Amount	(in millions)	Amount

Shares held in treasury	163	$5,524	205	$6,616
Shares held by grantor trusts	26	380	17	199

Shares held in trust and treasury	189	$5,904	222	$6,815

Treasury shares
Shares held in trust and treasury include treasury share purchases made by the Company primarily in open market transactions under repurchase plans and to satisfy shares issued in connection with employee share plans. The following table summarizes activity with respect to share repurchases for the periods presented:

	Number of
	shares	Aggregate	Average
	purchased (in	purchase	price per
	millions)	price	share

2003	35.0	$858	$24.50
2004	5.8	$151	$26.17
2005	40.7	$1,096	$26.91

Total	81.5	$2,105	$25.83

    We reissued 4.5 million shares in 2003, 7.0 million shares in 2004, and 7.9 million shares in 2005 in connection with various employee benefit plans.
Grantor trusts
In accordance with Emerging Issues Task Force Issue (“EITF”) 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested, assets of rabbi trusts are to be consolidated with those of the employer, and the value of the employer’s stock held in the rabbi trusts should be classified in shareholders’ equity and generally accounted for in a manner similar to treasury stock. Therefore, the BellSouth shares held in the grantor trusts are presented as a reduction of shareholders’ equity and are not considered in the computation of shares outstanding for financial reporting purposes.
OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income (loss) is comprised of the following components as of December 31:

	2004	2005

Cumulative foreign currency translation adjustment	$(79)	$(2)
Minimum pension liability adjustment	(129)	(133)
Net unrealized (losses) gains on derivatives	(12)	5
Net unrealized gains on securities	63	116

	$(157)	$(14)

Accumulated other comprehensive income (loss) for our discontinued operations included in the amounts above was $(77) as of December 31, 2004. Total comprehensive income details are presented in the table below.

	For the Year Ended
	December 31,

Total Comprehensive Income	2003	2004	2005

Net Income	$3,904	$4,758	$3,294
Foreign currency translation(1):
Adjustments	(103)	(43)	(1)
Sale of foreign entities	268	408	78

	165	365	77

BELLSOUTH 2005      71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION

	For the Year Ended
	December 31,

Total Comprehensive Income	2003	2004	2005

Minimum pension liability adjustment, net of tax of $(10), $(20), and $(1)	(18)	(40)	(4)
Deferred gains (losses) on derivatives:
Deferred gains (losses), net of tax of $8, $20, and $10	14	36	19
Reclassification adjustment for (gains) losses included in net income, net of tax of $(7), $0, and $0	(13)	8	(2)

	1	44	17

Unrealized gains (losses) on securities:
Unrealized holdings gains (losses), net of tax of $21, $33, and $31	39	57	54
Reclassification adjustment for (gains) losses included in net income, net of tax of $(17), $1, and $0	(32)	2	(1)

	7	59	53

Total comprehensive income	$4,059	$5,186	$3,437

(1)	Foreign currency translation amounts had no tax impacts in 2003. In 2004, the Adjustments are net of tax of $(42). There were no tax impacts on the 2004 sale of foreign entities. In 2005, the sale of foreign entities was net of tax of $42 and there was no tax on the Adjustments.
Note O – Stock Compensation Plans
We have granted stock-based compensation awards to key employees under several plans. In April 2004, BellSouth shareholders approved the adoption of the BellSouth Corporation Stock and Incentive Compensation Plan (the Stock Plan), which provides for various types of grants, including stock options, restricted stock, and performance-based awards. One share of BellSouth common stock is the underlying security for any award. The maximum number of shares available for future grants under the Stock Plan is limited to 80 million reduced by awards granted and increased by shares tendered in option exercises. Prior to adoption of the Stock Plan, stock options and other stock-based awards were granted under the BellSouth Corporation Stock Plan and the BellSouth Corporation Stock Option Plan. We account for stock-based compensation under the fair value recognition provisions of SFAS No. 123.
    Given trends in long-term compensation awards and market conditions, over the last few years we have moved toward granting a mix of restricted stock and performance share units in lieu of stock options. The table below summarizes the total compensation cost for each type of award included in our results of operations:

	For the Year Ended
	December 31,

	2003	2004	2005

Stock options	$114	$78	$41
Restricted stock	23	43	54
Performance share units	15	40	71

Totals	$152	$161	$166

    As of December 31, 2005, there was $148 of total unrecognized compensation cost related to nonvested awards, which will be amortized over the remaining applicable vesting period of each award.
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

	2003	2004	2005

Options outstanding at January 1	106,328,465	112,840,873	105,763,573
Options granted	14,374,127	369,076	69,247
Options exercised	(4,495,974)	(4,832,564)	(6,427,203)
Options forfeited	(3,365,745)	(2,613,812)	(2,602,828)
Options outstanding at December 31	112,840,873	105,763,573	96,802,789

Weighted-average option prices per common share:
Outstanding at January 1	$35.68	$34.52	$35.19
Granted at fair market value	$21.96	$27.25	$26.40
Exercised	$17.94	$18.54	$20.59
Forfeited	$38.85	$36.37	$36.46
Outstanding at December 31	$34.52	$35.19	$36.12

Weighted-average fair value of options granted at fair market value during the year	$4.20	$5.66	$5.20

Options exercisable at December 31	70,615,852	75,627,927	82,252,669
Shares available for grant at December 31	54,881,922	79,886,521	77,532,962

    The value received by employees for options exercised during the years ended December 31, 2003, 2004, and 2005 was $40 million, $48 million and $41 million, respectively.
72      BELLSOUTH 2005

    The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2004	2005

Expected life (years)	5	5	5
Dividend yield	3.87%	3.67%	4.08%
Expected volatility	29.0%	29.0%	28.0%
Risk-free interest rate	2.65%	3.46%	3.90%

    The following table summarizes information about stock options outstanding at December 31, 2005:

	Outstanding			Exercisable

		Weighted	Wtd. Avg.		Wtd. Avg.
Exercise Price		Average	Exercise		Exercise
Range	Options	Life(a)	Price	Options	Price

$19.22 – $22.1	9 20,460,094	4.71	$21.81	8,738,594	$21.90
$22.20 – $30.91	17,403,568	3.59	$29.92	14,858,732	$30.27
$31.03 – $41.00	15,906,638	5.76	$38.96	15,636,854	$38.93
$41.26 – $43.66	17,825,304	5.03	$42.59	17,811,304	$42.59
$44.48 – $51.78	25,207,185	3.62	$45.66	25,207,185	$45.66

$19.22 – $51.78	96,802,789	4.46	$36.12	82,252,669	$38.41

(a)	Weighted-average remaining contractual life in years.
RESTRICTED STOCK AWARDS
Restricted stock awards granted to key employees under the plans are settled by issuing shares of common stock at the vesting date. Generally, the restrictions lapse in full on the third anniversary of the grant date, or on a pro rata basis on each of the first three anniversaries of the grant date in the case of retirement eligible employees. The vesting of restricted stock accelerates following an involuntary separation of employment (as defined in the plans) occurring within two years of a change in control (as defined in the plans). The grant date fair value of the restricted stock is expensed over the period during which the restrictions lapse. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to dividends and voting rights. The total fair value of restricted stock vested during the years ended December 31, 2003, 2004 and 2005, was $13, $11, and $49, respectively. A summary of restricted stock activity under the plans is presented below:

	2003	2004	2005

Restricted shares:
Outstanding at January 1	2,163,250	2,267,667	3,974,851
Granted	772,250	2,264,300	2,353,430
Vested	(489,691)	(407,286)	(1,842,870)
Forfeited	(178,142)	(149,830)	(215,331)
Outstanding at December 31	2,267,667	3,974,851	4,270,080

Weighted-average grant date fair value per restricted share:
Outstanding at January 1	$34.69	$29.91	$28.24
Granted	$22.11	$27.60	$26.07
Vested	$36.45	$34.28	$28.40
Forfeited	$36.20	$27.31	$27.27
Outstanding at December 31	$29.91	$28.24	$27.02

PERFORMANCE SHARE UNIT AWARDS
Performance share units granted to key employees are settled in cash based on an average stock price at the end of the three-year performance period multiplied by the number of units earned. The number of performance share units actually earned by recipients is based on the achievement of certain performance goals as defined by the terms of the awards, and can range from 0% to 150% of the number of units granted. At the end of the performance period, recipients also receive a cash payment equal to the dividends paid on a share of BellSouth stock during the performance period for each performance share unit earned. In the event of a change in control (as defined in the plans), the performance period is modified and participants receive prorated payments based on the modified performance period. Performance share unit expense is recognized over the performance period based on the stock price at each reporting date and the expected outcome of the performance condition; expense is also recognized for dividends accrued during the performance period. The total cash payment of performance share liabilities paid to employees in 2005 was $13 related to the performance period which ended December 31, 2004. There were no payments made on shares vested in earlier performance periods. A summary of performance share unit activity under the plans is presented below:

	2003	2004	2005

Performance share units
Outstanding at January 1	1,017,050	1,718,400	3,788,782
Units granted	1,244,700	2,699,400	3,431,475
Units vested	(448,200)	(504,815)	(1,256,222)
Units forfeited	(95,150)	(124,203)	(106,430)
Outstanding at December 31	1,718,400	3,788,782	5,857,605

Weighted-average grant date stock price per performance share unit	$26.71	$28.22	$26.04

BELLSOUTH 2005      73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION
Note P – Segment Information
We have three reportable operating segments: (1) Communications Group; (2) Wireless; and (3) Advertising & Publishing Group.
    We own a 40 percent economic interest in Cingular Wireless, and share joint control of the venture with AT&T. We account for the investment under the equity method. For management purposes we evaluate our wireless segment based on our proportionate share of Cingular Wireless’ results. Accordingly, results for our wireless segment reflect the proportional consolidation of 40 percent of Cingular Wireless’ results.
    The following table provides information for each operating segment as of and for the year ended December 31:

	2003	2004	2005

Communications Group
External revenues	$18,269	$18,306	$18,404
Intersegment revenues	138	107	108
Total segment revenues	18,407	18,413	18,512
Depreciation and amortization	3,787	3,609	3,633
Segment operating income	4,813	4,597	4,255
Interest expense	414	374	391
Income taxes	1,612	1,526	1,389
Segment net income	$2,829	$2,727	$2,543
Segment assets	$33,269	$33,252	$33,599
Capital expenditures	$2,898	$3,164	$3,429

Wireless (40% proportional interest)
External revenues	$6,231	$7,826	$13,773
Intersegment revenues	–	–	–
Total segment revenues	6,231	7,826	13,773
Depreciation and amortization	835	1,073	1,778
Segment operating income	915	895	1,811
Interest expense	343	360	504
Net earnings (losses) of equity affiliates	(129)	(156)	2
Income taxes	159	146	594
Segment net income	$261	$209	$701
Segment assets	$10,212	$32,895	$31,728
Capital expenditures	$1,094	$1,380	$2,990

Advertising & Publishing Group
External revenues	$2,033	$2,005	$2,046
Intersegment revenues	17	14	14
Total segment revenues	2,050	2,019	2,060
Depreciation and amortization	26	28	28
Segment operating income	973	954	954
Interest expense	7	8	12
Income taxes	368	363	346
Segment net income	$600	$583	$595
Segment assets	$1,002	$1,057	$1,102
Capital expenditures	$28	$29	$28
RECONCILIATION TO
CONSOLIDATED FINANCIAL INFORMATION

	2003	2004	2005

Operating revenues
Total reportable segments	$26,688	$28,258	$34,345
Cingular Wireless proportional consolidation	(6,231)	(7,826)	(13,773)
Deferred revenue adjustment	–	–	47
South Carolina regulatory settlement	–	(50)	–
Corporate, eliminations and other	(116)	(82)	(72)

Total consolidated	$20,341	$20,300	$20,547

Operating income
Total reportable segments	$6,701	$6,446	$7,020
Cingular Wireless proportional consolidation	(915)	(895)	(1,811)
Restructuring charge and asset impairment	(158)	(50)	(262)
Pension settlement loss	(47)	–
Deferred revenue adjustment	–	–	47
South Carolina regulatory settlement	–	(53)	–
Hurricane-related expenses	–	(164)	(360)
Corporate, eliminations and other	(24)	5	36

Total consolidated	$5,557	$5,289	$4,670

Net income
Total reportable segments	$3,690	$3,519	$3,839
Restructuring charge and asset impairment	(97)	(31)	(161)
Pension settlement loss	(29)	–	–
Net gain on ownership transactions	–	295	228
Net losses on sale or impairment of securities	(5)	–	–
Early extinguishment of debt	(11)	–	(26)
Deferred revenue adjustment	–	–	29
South Carolina regulatory settlement	–	(33)	–
Hurricane-related expenses	–	(100)	(247)
Wireless merger integration costs and fair value adjustment	–	(66)	(197)
Cingular Wireless lease accounting adjustments	–	(43)	–
Wireless merger intangible amortization	–	(80)	(374)
Income from discontinued operations	101	1,364	381
Cumulative effect of changes in accounting principle	315	–	–
Corporate, eliminations and other	(60)	(67)	(178)

Total consolidated	$3,904	$4,758	$3,294

74      BELLSOUTH 2005

	2003	2004	2005

Total assets
Total reportable segments	$44,483	$67,204	$66,429
Cingular Wireless proportional	(10,212)	(32,895)	(31,728)
Cingular investment	7,679	22,771	21,274
Corporate, eliminations and other	7,672	2,259	578

Total consolidated	$49,622	$59,339	$56,553

    The Cingular Wireless proportional consolidation shown above represents the amount necessary to reconcile the proportional results of Cingular Wireless to GAAP results.
    Reconciling items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. Net gain on ownership transactions include: in 2004, a gain on the sale of our operations in Denmark; in 2005, a gain on the sale of our operations in Israel.
    Net revenues to external customers are based on the location of the customer. The customers of our reportable operating segments are principally in the United States.

Note Q –	Commitments and Contingencies
LEASES
We have entered into operating leases for facilities and equipment used in operations. Rental expense under operating leases was $288 for 2003, $286 for 2004, and $285 for 2005. Capital leases currently in effect are not significant. The following table summarizes the approximate future minimum rentals under noncancelable operating leases in effect at December 31, 2005:

Minimum
Rentals

2006	$114
2007	93
2008	70
2009	52
2010	30
Thereafter	223

Total	$582

OUTSIDE PLANT
We currently self-insure all of our outside plant against casualty losses. Such outside plant, located in the nine southeastern states served by BST, is susceptible to damage from severe weather conditions and other perils. The net book value of outside plant was $8,530 at December 31, 2004 and $8,549 at December 31, 2005.
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
PURCHASE OBLIGATIONS
As of December 31, 2005, we have contracts in place to outsource certain services, principally information technology, substantially all of which is with two vendors. We also have various commitments with vendors to purchase telecommunications equipment, software and services.
    The following table discloses aggregate information about these purchase obligations and the periods in which payments are due:

	Payments Due by Period

		Less than
	Total	1 year	2007-2009	2010-2012	After 2012

Unconditional purchase obligations(1)	$2,633	$936	$1,482	$215	—

(1)	The unconditional purchase obligations include annual estimated expenditures based on anticipated volumes.
REGULATORY MATTERS
In May 2005, we sued AT&T in US District Court for the Northern District of Georgia for unpaid access charges associated with AT&T’s prepaid calling cards and its “IP in the middle” services that use Internet Protocol technology for internal call processing but use the public switched network to originate and terminate calls. The lawsuit follows two separate rulings by the FCC, one in April 2004 concerning “IP in the middle” services and one in February 2005 concerning prepaid card services, that each service was a telecommunications service subject to access charges, AT&T estimated in securities filings that it had “saved” $340 in access charges on its prepaid card services and $250 in access charges on its “IP in the middle” services. We believe that some of the improperly avoided access charges should have been paid to us for the use of our network. As the lawsuit progresses, we expect to obtain information from AT&T and other sources that will determine the amount of BellSouth access charges AT&T avoided. AT&T has appealed the FCC’s decision related to prepaid card services. The court deciding the appeal held the hearing in the first quarter of 2006. In addition, AT&T has asserted certain defenses against BellSouth and has asserted the claim described below in an effort to reduce any amount it may owe to BellSouth. At
BELLSOUTH 2005      75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION
this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of gain, if any, be made. Accordingly, no revenue has been recognized with respect to this matter in our consolidated financial statements.
    On November 4, 2005, AT&T sued BellSouth Long Distance, Inc. (BSLD) and Qwest Communications Corporation (Qwest) in US District Court for the Southern District of New York. AT&T has asserted claims of breach of contract, fraudulent misrepresentation and unjust enrichment against BSLD and related claims against Qwest. AT&T’s claims arise from a contract with BSLD pursuant to which BSLD purchased wholesale long distance minutes that it resold to Qwest. The complaint does not specify the amount of damages sought by AT&T. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.
LEGAL PROCEEDINGS
Employment claim
On April 29, 2002, five African-American employees filed a putative class action lawsuit, captioned Gladys Jenkins et al. v. BellSouth Corporation, against the Company in the US District Court for the Northern District of Alabama. The complaint alleges that BellSouth discriminated against current and former African-American employees with respect to compensation and promotions in violation of Title VII of the Civil Rights Act of 1964 and 42 USC. Section 1981. Plaintiffs purport to bring the claims on behalf of two classes: a class of all African-American hourly workers employed by BellSouth Telecommunications at any time since April 29, 1998, and a class of all African-American salaried workers employed by BellSouth Telecommunications at any time since April 29, 1998 in management positions at or below Job Grade 59/Level C. The plaintiffs are seeking unspecified amounts of back pay, benefits, punitive damages and attorneys’ fees and costs, as well as injunctive relief. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.
Securities and ERISA claims
From August through October 2002, several individual shareholders filed substantially identical class action lawsuits against BellSouth and three of its senior officers alleging violations of the federal securities laws. The cases have been consolidated in the US District Court for the Northern District of Georgia and are captioned In re BellSouth Securities Litigation. Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, the court has appointed a Lead Plaintiff. The Lead Plaintiff filed a Consolidated and Amended Class Action Complaint in July 2003 on behalf of two putative classes: (1) purchasers of BellSouth stock during the period November 7, 2000 through February 19, 2003 (the class period) for alleged violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and (2) participants in BellSouth’s Direct Investment Plan during the class period for alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933. Four outside directors were named as additional defendants. The Consolidated and Amended Class Action Complaint alleged that during the class period the Company (1) overstated the unbilled receivables balance of its Advertising & Publishing subsidiary; (2) failed to properly implement SAB 101 with regard to its recognition of Advertising & Publishing revenues; (3) improperly billed competitive local exchange carriers (CLEC) to inflate revenues; (4) failed to take a reserve for refunds that ultimately came due following litigation over late payment charges; and (5) failed to properly write down goodwill of its Latin American operations.
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
    In September and October 2002, three substantially identical class action lawsuits were filed in the US District Court for the Northern District of Georgia against BellSouth, its directors, three of its senior officers, and other individuals, alleging violations of the Employee Retirement Income Security Act (ERISA). The cases have been consolidated and on April 21, 2003, a Consolidated Complaint was filed. The plaintiffs, who seek to represent a putative class of participants and beneficiaries of BellSouth’s 401(k) plans (the Plan), allege in the Consolidated Complaint that the company and the individual defendants breached their fiduciary duties in violation of ERISA, by among other things, (1) failing to provide accurate information to the Plans’ participants and beneficiaries; (2) failing to ensure that the Plans’ assets were invested properly; (3) failing to monitor the Plans’ fiduciaries; (4) failing to disregard Plan
76      BELLSOUTH 2005

directives that the defendants knew or should have known were imprudent and (5) failing to avoid conflicts of interest by hiring independent fiduciaries to make investment decisions. The plaintiffs are seeking an unspecified amount of damages, injunctive relief, attorneys’ fees and costs. Certain underlying factual allegations regarding BellSouth’s Advertising & Publishing subsidiary and its former Latin American operation are substantially similar to the allegations in the putative securities class action captioned In re BellSouth Securities Litigation, which is described above. At this time, the likely outcome of the cases cannot be predicted, nor can a reasonable estimate of loss, if any, be made.
Antitrust claims
In December 2002, a consumer class action alleging antitrust violations of Section 1 of the Sherman Antitrust Act was filed against BellSouth, Verizon, SBC and Qwest, captioned William Twombly, et al v. Bell Atlantic Corp., et al, in US District Court for the Southern District of New York. The complaint alleged that defendants conspired to restrain competition by agreeing not to compete with one another and to impede competition with others. The plaintiffs are seeking an unspecified amount of treble damages and injunctive relief, as well as attorneys’ fees and expenses. In October 2003, the district court dismissed the complaint for failure to state a claim. In October 2005, the Second Circuit Court of Appeals reversed the District Court’s decision and remanded the case to the District Court for further proceedings. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.
    In June 2004, the US Court of Appeals for the 11th Circuit affirmed the District Court’s dismissal of most of the antitrust and state law claims brought by a plaintiff CLEC in a case captioned Covad Communications Company, et al v. BellSouth Corporation, et al. The appellate court, however, permitted a price squeeze claim and certain state tort claims to proceed. In November 2005, Covad dismissed with prejudice the civil action and then contemporaneously filed complaints with the public service commissions of Florida and Georgia and filed an informal complaint with the Federal Communications Commission. The commission complaints allege breaches of our interconnection contracts approved by the state commissions, including failure to provide collocation, mishandling of orders, ineffective support systems, and failure to provide unbundled loops. The complaints also allege improper solicitation of Covad customers. These claims are similar to the claims raised in the civil action dismissed by Covad. The complaints seek credits and equitable relief. Covad has asked the state commissions to stay proceedings on its complaints pending resolutions of its FCC complaint. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of loss, if any, be made.
OTHER CLAIMS
We are subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. BST is also subject to claims attributable to pre-divestiture events, including environmental liabilities, rates and contracts. Certain contingent liabilities for pre-divestiture events are shared with AT&T Inc. While complete assurance cannot be given as to the outcome of these claims, we believe that any financial impact would not be material to our results of operations, financial position or cash flows.

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
BELLSOUTH 2005      77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Year Ended December 31, 2003

				Adjust-
	BST	Other	Parent	ments	Total

Total operating revenues	$17,400	$5,695	$–	$(2,754)	$20,341
Total operating expenses	14,838	4,169	25	(4,248)	14,784

Operating income (loss)	2,562	1,526	(25)	1,494	5,557
Interest expense	537	73	580	(243)	947
Net earnings (losses) of equity affiliates	1,067	498	3,799	(4,912)	452
Other income (expense), net	(10)	275	111	(14)	362

Income (loss) from continuing operations before income taxes	3,082	2,226	3,305	(3,189)	5,424
Provision (benefit) for income taxes	730	770	(183)	619	1,936

Income (loss) from continuing operations	2,352	1,456	3,488	(3,808)	3,488
Income (loss) from discontinued operations, net of tax	–	101	101	(101)	101
Cumulative effect of changes in accounting principle, net of tax	816	(501)	315	(315)	315

Net income (loss)	$3,168	$1,056	$3,904	$(4,224)	$3,904

	For the Year Ended December 31, 2004

	BST	Other	Parent	Adjustments	Total

Total operating revenues	$16,884	$6,452	$–	$(3,036)	$20,300
Total operating expenses	14,993	4,627	11	(4,620)	15,011

Operating income (loss)	1,891	1,825	(11)	1,584	5,289
Interest expense	529	26	607	(246)	916
Net earnings (losses) of equity affiliates	1,125	80	3,700	(4,837)	68
Other income (expense), net	12	667	114	(48)	745

Income (loss) from continuing operations before income taxes	2,499	2,546	3,196	(3,055)	5,186
Provision (benefit) for income taxes	484	858	(198)	648	1,792

Income (loss) from continuing operations	2,015	1,688	3,394	(3,703)	3,394
Income (loss) from discontinued operations, net of tax	–	1,364	1,364	(1,364)	1,364

Net income (loss)	$2,015	$3,052	$4,758	$(5,067)	$4,758

	For the Year Ended December 31, 2005

	BST	Other	Parent	Adjustments	Total

Total operating revenues	$16,851	$7,191	$–	$(3,495)	$20,547
Total operating expenses	15,556	5,330	119	(5,128)	15,877

Operating income (loss)	1,295	1,861	(119)	1,633	4,670
Interest expense	513	29	891	(309)	1,124
Net earnings (losses) of equity affiliates	1,195	171	3,223	(4,424)	165
Other income (expense), net	(12)	552	225	(174)	591

Income (loss) from continuing operations before income taxes	1,965	2,555	2,438	(2,656)	4,302
Provision (benefit) for income taxes	257	952	(475)	655	1,389

Income (loss) from continuing operations	1,708	1,603	2,913	(3,311)	2,913
Income (loss) from discontinued operations, net of tax	–	381	381	(381)	381

Net income (loss)	$1,708	$1,984	$3,294	$(3,692)	$3,294

78      BELLSOUTH 2005

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2004					December 31, 2005

				Adjust-					Adjust-
	BST	Other	Parent	ments	Total	BST	Other	Parent	ments	Total

ASSETS
Current assets:
Cash and cash equivalents	$7	$405	$265	$3	$680	$98	$141	$138	$50	$427
Short-term investments	–	–	16	–	16	–	–	–	–	–
Accounts receivable, net	75	1,005	2,918	(1,439)	2,559	25	2,058	4,510	(4,038)	2,555
Other current assets	528	4,418	58	(3,714)	1,290	537	531	39	120	1,227
Assets of discontinued operations	–	1,068	–	–	1,068	–	–	–	–	–

Total current assets	610	6,896	3,257	(5,150)	5,613	660	2,730	4,687	(3,868)	4,209

Investments and advances to Cingular Wireless	3,515	21,686	1,539	(3,969)	22,771	–	21,069	205	–	21,274
Property, plant and equipment, net	21,339	665	3	32	22,039	21,045	644	3	31	21,723
Deferred charges and other assets	5,267	293	39,234	(37,465)	7,329	9,117	611	34,322	(36,236)	7,814
Intangible assets, net	1,072	391	9	115	1,587	1,040	400	3	90	1,533

Total assets	$31,803	$29,931	$44,042	$(46,437)	$59,339	$31,862	$25,454	$39,220	$(39,983)	$56,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt maturing within one year	$3,016	$15	$4,248	$(1,804)	$5,475	$5,003	$270	$3,985	$(5,149)	$4,109
Other current liabilities	3,941	1,165	4,905	(5,946)	4,065	3,307	1,437	1,113	(1,312)	4,545
Liabilities of discontinued operations	–	830	–	–	830	–	–	–	–	–

Total current liabilities	6,957	2,010	9,153	(7,750)	10,370	$8,310	1,707	5,098	(6,461)	8,654

Long-term debt	3,704	107	11,874	(577)	15,108	2,931	99	10,571	(522)	13,079

Noncurrent liabilities:
Deferred income taxes	5,063	1,735	(576)	184	6,406	5,032	1,927	(574)	222	6,607
Other noncurrent liabilities	2,974	791	525	99	4,389	3,185	757	591	146	4,679

Total noncurrent liabilities	8,037	2,526	(51)	283	10,795	8,217	2,684	17	368	11,286

Shareholders’ equity	13,105	25,288	23,066	(38,393)	23,066	12,404	20,964	23,534	(33,368)	23,534

Total liabilities and shareholders’ equity	$31,803	$29,931	$44,042	$(46,437)	$59,339	$31,862	$25,454	$39,220	$(39,983)	$56,553

BELLSOUTH 2005      79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION
CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	For the Year Ended December 31, 2003

	BST	Other	Parent	Adjustments	Total

Cash flows from continuing operations:
Cash flows from operating activities	$7,654	$1,637	$4,038	$(5,446)	$7,883
Cash flows from investing activities	(2,918)	(545)	(777)	1,534	(2,706)
Cash flows from financing activities	(4,731)	(1,082)	(2,825)	3,959	(4,679)
Cash flows from discontinued operations	–	428	–	–	428

Net increase in cash	$5	$438	$436	$47	$926

	For the Year Ended December 31, 2004

	BST	Other	Parent	Adjustments	Total

Cash flows from continuing operations:
Cash flows from operating activities	$5,456	$1,347	$3,210	$(3,212)	$6,801
Cash flows from investing activities	(2,971)	(14,363)	(13,751)	17,525	(13,560)
Cash flows from financing activities	(2,483)	12,810	9,188	(14,444)	5,071
Cash flows from discontinued operations	–	(579)	–	–	(579)

Net increase (decrease) in cash	$2	$(785)	$(1,353)	$(131)	$(2,267)

	For the Year Ended December 31, 2005

	BST	Other	Parent	Adjustments	Total

Cash flows from continuing operations:
Cash flows from operating activities	$5,341	$1,616	$7,267	$(7,516)	$6,708
Cash flows from investing activities	(3,165)	4,727	820	(2,865)	(483)
Cash flows from financing activities	(2,085)	(6,492)	(8,214)	10,428	(6,363)
Cash flows from discontinued operations	—	(115)	—	—	(115)

Net increase (decrease) in cash	$91	$(264)	$(127)	$47	$(253)

SUPPLEMENTAL DATA

	For the Year Ended December 31, 2003

	BST	Other	Parent	Adjustments	Total

Depreciation and amortization expense	$3,543	$191	$2	$75	$3,811
Capital expenditures	$2,704	$186	$4	$32	$2,926

	For the Year Ended December 31, 2004

	BST	Other	Parent	Adjustments	Total

Depreciation and amortization expense	$3,365	$217	$3	$51	$3,636
Capital expenditures	$2,910	$255	$6	$22	$3,193

	For the Year Ended December 31, 2005

	BST	Other	Parent	Adjustments	Total

Depreciation and amortization expense	$3,369	$243	$2	$47	$3,661
Capital expenditures	$3,248	$189	$3	$17	$3,457

80      BELLSOUTH 2005

Note S –  Quarterly Financial Information (Unaudited)
In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2004
Operating revenues	$4,976	$5,083	$5,095	$5,146	$20,300
Operating income	1,358	1,442	1,401	1,088	5,289
Provision for income taxes	623	516	465	188	1,792
Income from continuing operations	1,150	939	852	453	3,394
Net income	$1,599	$996	$799	$1,364	$4,758
Basic earnings per share(a):
Income from continuing operations	$0.63	$0.51	$0.47	$0.25	$1.85
Net income	$0.87	$0.54	$0.44	$0.74	$2.60
Diluted earnings per share(a):
Income from continuing operations	$0.63	$0.51	$0.46	$0.25	$1.85
Net income	$0.87	$0.54	$0.44	$0.74	$2.59
Total comprehensive income	$1,713	$1,007	$789	$1,677	$5,186
2005
Operating revenues	$5,091	$5,142	$5,072	$5,242	$20,547
Operating income	1,352	1,350	971	997	4,670
Provision for income taxes	354	394	392	249	1,389
Income from continuing operations	683	795	817	618	2,913
Net income	$1,064	$795	$817	$618	$3,294
Basic earnings per share(a):
Income from continuing operations	$0.37	$0.43	$0.45	$0.34	$1.60
Net income	$0.58	$0.43	$0.45	$0.34	$1.81
Diluted earnings per share(a):
Income from continuing operations	$0.37	$0.43	$0.44	$0.34	$1.59
Net income	$0.58	$0.43	$0.44	$0.34	$1.80
Total comprehensive income	$1,141	$805	$859	$632	$3,437

(a)	Due to rounding, the sum of quarterly earnings per share amounts may not agree to year-to-date earnings per share amounts.
    The quarters shown were affected by the items listed below. These items are specific to net income.
2004

•	First quarter included a gain related to the sale of our operations in Denmark, which increased net income by $295, or $0.16 per share.
•	First quarter also included a charge for a settlement with the South Carolina Consumer Advocate, which decreased net income by $33, or 0.02 per share.
•	We recorded losses related to service repairs in the wireline business due to Hurricanes Charley, Frances, Ivan and Jeanne, which reduced net income by $23, or $0.01 per share in the third quarter and by $77, or $0.04 per share, in the fourth quarter.
•	Our equity in earnings from Cingular Wireless included losses related to wireless merger integration costs for the Cingular Wireless/AT&T Wireless merger, a fair value adjustment for the sale of Cingular Wireless Interactive, and lease accounting adjustments, which reduced our net income by $17, or $0.01 per share, in the third quarter and by $92, or $0.05 per share in the fourth quarter. In addition, our equity in earnings from Cingular Wireless included amortization of intangibles, primarily customer lists, that were acquired as part of Cingular’s merger with AT&T Wireless. These charges reduced our net income by $80, or $0.04 per share, in the fourth quarter.
•	Fourth quarter also included charges related to severance and lease termination payments, which reduced net income by $18, or $0.01 per share.
•	We recorded income (losses) related to our Discontinued Operations which impacted net income by $449, or $0.24 per share, in the first quarter; by $57, or $0.03 per share, in the second quarter; by $(53), or $(0.03) per share, in the third quarter; and by $911, or $0.50 per share, in the fourth quarter.
2005

•	First quarter included income of $381, or $0.21 per share, related to our Discontinued Operations.
•	We recorded charges related to the early extinguishment of debt, which reduced net income by $14, or $0.01 per share, in the first quarter and $12, or $0.01 per share, in the second quarter.
BELLSOUTH 2005      81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED
BELLSOUTH CORPORATION

•	Third quarter included a gain related to the sale of our operations in Israel, which increased net income by $228, or $0.12 per share.
•	We recorded losses related to asset impairments and service repairs in the wireline business due to Hurricane Katrina, which reduced net income by $177, or $0.10 per share, in the third quarter and by $145, or $0.08 per share, in the fourth quarter.
•	Our equity in earnings from Cingular Wireless included losses related to wireless merger integration costs for the Cingular Wireless/ AT&T Wireless merger and hurricane costs, which reduced our net income by $21, or $0.01 per share, in the first quarter, $42, or $0.02 per share, in the second quarter, $79, or $0.04 per share, in the third quarter, and $82, or $0.05 per share, in the fourth quarter. In addition, our equity in earnings from Cingular Wireless included amortization of intangibles, primarily customer lists, that were acquired as part of Cingular’s merger with AT&T Wireless. These charges reduced our net income by $100, or $0.05 per share, in the first quarter, $91, or $0.05 per share, in the second quarter, $94, or $0.05 per share, in the third quarter, and $90, or $0.05 per share, in the fourth quarter.
•	Fourth quarter included a deferred revenue adjustment that corrected a system coding error that was resulting in underreporting revenues in prior periods. The adjustment increased net income by $29, or $0.02 per share.
•	Fourth quarter also included charges related to severance, which reduced net income by $59, or $0.03 per share.
82      BELLSOUTH 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BELLSOUTH CORPORATION
To the Shareholders of BellSouth Corporation:
    We have completed integrated audits of BellSouth Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
    In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income present fairly, in all material respects, the financial position of BellSouth Corporation and its subsidiaries (“BellSouth”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Cingular Wireless, LLC (“Cingular”), an equity method investee. BellSouth’s consolidated financial statements include an investment of $18,447 million and $18,311 million as of December 31, 2005 and 2004, respectively and equity method income of $135 million, $24 million and $408 million, respectively, for each of the three years in the period ended December 31, 2005. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Cingular, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    As discussed in Note C to the consolidated financial statements, in 2003, BellSouth adopted Financial Accounting Standards Board Statement No. 143, “Accounting for Asset Retirement Obligations,” changing its method of accounting for asset retirement costs. BellSouth also changed its accounting for publication revenues from the publication and delivery method to the deferral method as of January 1, 2003.
Internal control over financial reporting
    Also, in our opinion, management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
Atlanta, Georgia
February 27, 2006
BELLSOUTH 2005      83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BELLSOUTH CORPORATION
Board of Directors and Shareowners
Cingular Wireless Corporation, Manager of
Cingular Wireless LLC
We have audited the consolidated balance sheets of Cingular Wireless LLC as of December 31, 2004 and 2005, and the related consolidated statements of income, changes in members’ capital, comprehensive income and cash flows for each of the three years in the period ended December 31, 2005 (not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Omnipoint Facilities Network II, LLC (Omnipoint), a wholly owned subsidiary of GSM Facilities, LLC (an equity investee in which the Company had an approximate 60% interest at December 31, 2004), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to the 2003 and 2004 amounts included for Omnipoint, it is based solely on their report. In the consolidated financial statements, the Company’s indirect investment in Omnipoint is stated at $880 million at December 31, 2004, and the Company’s equity in net losses of Omnipoint is stated at $100 million for the year ended December 31, 2003 and $135 million for the year ended December 31, 2004.
    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors for 2003 and 2004 provide a reasonable basis for our opinion.
    In our opinion, based on our audits and the report of other auditors for 2003 and 2004, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cingular Wireless LLC at December 31, 2004 and 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.
Atlanta, Georgia
February 24, 2006
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
    BellSouth’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, BellSouth’s management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that BellSouth maintained effective internal control over financial reporting as of December 31, 2005.
    PricewaterhouseCoopers LLP, BellSouth’s independent registered public accounting firm, has audited our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as stated in their report which appears on page 83.
February 27, 2006
84      BELLSOUTH 2005

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
    As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2005 are effective at providing reasonable assurance that (i) all material information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In addition, based on the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d), we have identified no change in our internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.      Other Information

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 but was not reported.
PART III

Item 10.	Directors and Executive Officers of the Registrant

Except for the information disclosed in Part I under the headings “Executive Officers” and “Website Access”, the information required by this item will be contained in the Company’s definitive proxy statement issued in connection with the 2006 annual meeting of shareholders filed with the SEC within 120 days after December 31, 2005 and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item will be contained in the Company’s definitive proxy statement issued in connection with the 2006 annual meeting of shareholders filed with the SEC within 120 days after December 31, 2005 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Except for the information set forth below, the information required by this item will be contained in the Company’s definitive proxy statement issued in connection with the 2006 annual meeting of shareholders filed with the SEC within 120 days after December 31, 2005 and is incorporated herein by reference.
BELLSOUTH 2005      85

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plan information
The following table provides information about shares of BellSouth common stock that may be issued under our equity compensation plans as of December 31, 2005.

(C)
Number of
securities
	(A)				remaining
	Number of		(B)		available for
	securities to		Weighted-		future issuance
	be issued		average		under equity
	upon		exercise		compensation
	exercise of		price of		plans
	outstanding		outstanding		(excluding
	options,		options,		securities
	warrants		warrants		reflected in
	and rights		and rights		column (A))

Equity compensation plans approved by shareholders	95,453,871	(1)	$36.05		77,532,962	(2)

Equity compensation plans not approved by shareholders	1,572,029		$41.00	(3)	–

Totals	97,025,900		$36.12	(3)	77,532,962

(1)	Consists of shares to be issued upon exercise of outstanding options granted under the BellSouth Corporation Stock and Incentive Compensation Plan, the BellSouth Corporation Stock Plan, the BellSouth Corporation Stock Option Plan, the BellSouth Corporation Non-Employee Director Stock Plan, and the BellSouth Corporation Non-Employee Director Stock Option Plan. Of these plans, the only plan under which options may be granted in the future is the BellSouth Corporation Stock and Incentive Compensation Plan.
(2)	The number of shares available for future grant under the BellSouth Corporation Stock and Incentive Compensation Plan (as approved by shareholders in April 2004) is equal to eighty million (80,000,000) shares authorized for issuance under the plan, less the cumulative number of awards granted under the plan that will be settled by issuing shares.
(3)	The weighted average exercise prices in the table above exclude 223,111 shares payable under the Incentive Award Deferral Plan at December 31, 2005.
Equity compensation plans not approved by security holders
The BellSouth Corporation Executive Incentive Award Deferral Plan (the “IADP”) is a nonqualified deferred compensation plan that was terminated for new deferrals effective September 1996. Prior to termination of the IADP, eligible plan participants could elect to defer receipt of some or all of the shares of BellSouth Common Stock awarded to them under the BellSouth Corporation Executive Long-Term Incentive Plan (terminated effective February 1996). During the deferral period, dividend equivalents increase the number of shares payable to participants at the same rate as the dividend rate received by all shareholders. Shares are issued to plan participants in accordance with individual payment schedules that were established when each respective deferral agreement was executed. Plan participants are not required to pay an exercise price to receive these shares. Shareholder approval of this plan was not required under applicable provisions of law or the rules of the New York Stock Exchange.
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
The information required by this item will be contained in the Company’s definitive proxy statement issued in connection with the 2006 annual meeting of shareholders filed with the SEC within 120 days after December 31, 2005 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be contained in the Company’s definitive proxy statement issued in connection with the 2006 annual meeting of shareholders filed with the SEC within 120 days after December 31, 2005 and is incorporated herein by reference.
86      BELLSOUTH 2005

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Page(s) in This Form 10-K

a.	Documents filed as a part of the report:
(1)	Financial Statements of BellSouth Corporation:
	Consolidated Statements of Income	51
	Consolidated Balance Sheets	52
	Consolidated Statements of Cash Flows	53
	Consolidated Statements of Shareholders’ Equity and Comprehensive Income	54
	Notes to Consolidated Financial Statements	55
	Reports of Independent Registered Public Accounting Firms	83
Consolidated Financial Statements of Cingular Wireless LLC:
	Reports of Independent Registered Public Accounting Firms	Exhibit 99b
	Consolidated Balance Sheets	Exhibit 99b
	Consolidated Statements of Income	Exhibit 99b
	Consolidated Statements of Changes in Members’ Capital	Exhibit 99b
	Consolidated Statements of Comprehensive Income	Exhibit 99b
	Consolidated Statements of Cash Flows	Exhibit 99b
	Notes to Consolidated Financial Statements	Exhibit 99b
(2)	Financial statement schedules have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.
(3)	Exhibits: Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. All management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(c) are filed as Exhibits 10g through 10bbb inclusive.
2a	Stock Purchase Agreement, dated as of March 5, 2004, by and among Telefónica Móviles, S.A., each of the entities listed on Schedule I to the Agreement, and BellSouth Corporation (for purposed of the Sections and Articles identified in the Preamble only) (incorporated by reference to Exhibit 2-a to BellSouth’s Form 8-K dated March 5, 2004, File No. 1-8607.)
2a-1	Amendment No. 1 to Stock Purchase Agreement, dated as of July 8, 2004, by and among Telefónica Móviles, S.A. and the entities listed on the signature pages thereto (incorporated by reference to Exhibit 2a-1 to Form 10-Q for the quarter ended September 30, 2004, File No. 1-8607.)
2a-2	Amendment No. 2 to Stock Purchase Agreement, dated as of October 4, 2004, by and among Telefónica Móviles, S.A. and the entities listed on the signature pages thereto (incorporated by reference to Exhibit 2a-2 to Form 10-Q for the quarter ended September 30, 2004, File No. 1-8607.)
2a-3	Amendment No. 3 to Stock Purchase Agreement, dated as of October 14, 2004, by and among Telefónica Móviles, S.A. and the entities listed on the signature pages thereto (incorporated by reference to Exhibit 2a-3 to Form 10-Q for the quarter ended September 30, 2004, File No. 1-8607.)
2a-4	Amendment No. 4 to Stock Purchase Agreement, dated as of October 27, 2004, by and among Telefónica Móviles, S.A. and the entities listed on the signature pages thereto (incorporated by reference to Exhibit 2a-4 to Form 10-Q for the quarter ended September 30, 2004, File No. 1-8607.)
BELLSOUTH 2005      87

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES CONTINUED
BELLSOUTH CORPORATION

3a	Amended Articles of Incorporation of BellSouth Corporation adopted December 5, 2000 (incorporated by reference to Exhibit 3a to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
3b	By-laws of BellSouth Corporation adopted April 26, 2004 (incorporated by reference to Exhibit 3b to Form 10-Q for the quarter ended March 31, 2004, File No. 1-8607.)
4a	BellSouth Corporation Shareholder Rights Agreement dated November 22, 1999 (incorporated by reference to Exhibit 1 to Report on Form 8-A dated November 23, 1999, File No. 1-8607.)
4a-1	Amendment No. 1 to BellSouth Corporation Shareholder Rights Agreement, dated as of March 2, 2005 (incorporated by reference to Exhibit 4a to Current Report on Form 8-K dated February 28, 2005, File No. 1-8607.)
4b	No instrument which defines the rights of holders of long and intermediate term debt of BellSouth Corporation is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, BellSouth Corporation hereby agrees to furnish a copy of any such instrument to the SEC upon request.
10a	Agreement and Plan of Merger by and among AT&T Wireless, Inc., Cingular Wireless Corporation, Cingular Wireless LLC and Links I Corporation, and, solely with respect to Sections 5.3, 6.1(b), 6.5(b) and Article IX of the Agreement and Plan of Merger, SBC Communications Inc. and BellSouth Corporation dated as of February 17, 2004 (incorporated by reference to Exhibit 99.1 from the Current Report on Form 8-K/A of Cingular Wireless LLC dated February 17, 2004 and filed on February 18, 2004, File No. 001-31673.)
10b	Investment Agreement dated February 17, 2004 between BellSouth Corporation and SBC Communications Inc. (incorporated by reference to Exhibit 10nn to Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
10c	Investment and Reorganization Agreement, dated as of October 25, 2004, by and among BellSouth Corporation, SBC Communications Inc., Cingular Wireless Corporation, Cingular Wireless LLC, Links I Corporation, Cingular Wireless II, Inc., BLS Cingular Wireless Holding, LLC, SBC Alloy Holdings, Inc., BellSouth Enterprises, Inc., BellSouth Mobile Systems, Inc., BellSouth Mobile Data, Inc. and SBC Long Distance, Inc. (incorporated by reference to Exhibit 99.01 of the Form 8-K of Cingular Wireless LLC filed on October 28, 2004, File No. 001-31673.)
10d	Amended and Restated Revolving Credit Agreement by and among BellSouth Corporation, SBC Communications, Inc. and Cingular Wireless LLC, dated as of June 28, 2005 (incorporated by reference to Exhibit 10fff to the Form 8-K dated June 27, 2005, File No. 1-8607.)
10e	Share Purchase Agreement dated as of May 13, 2005 among Discount Investment Communications B.V., Discount Investment Corporation Ltd., BellSouth Holdings B.V. and for purposes of Article XII only, BellSouth Corporation (incorporated by reference to Exhibit 10ddd to Form 8-K dated May 13, 2005, File No. 1-8607.)
10f	Credit Agreement dated as of April 29, 2005 among BellSouth Corporation, the Lenders Party Thereto and JPMorgan Securities, Inc., as Administrative Agent (incorporated by reference to Exhibit 10ccc to BellSouth’s Form 8-K dated April 29, 2005, File No. 1-8607.)
10g	BellSouth Corporation Executive Long Term Disability and Survivor Protection Plan as amended and restated effective January 1, 1994 (incorporated by reference to Exhibit 10c-1 to Form 10-K for the year ended December 31, 1993, File No. 1-8607.)
10h	BellSouth Corporation Executive Transfer Plan (incorporated by reference Exhibit 10ee to Registration Statement No. 2-87846.)
10i	BellSouth Corporation Death Benefit Program (incorporated by reference to Exhibit 10ff to Form 10-K for the year ended December 31, 1989, File No. 1-8607.)
10j	BellSouth Corporation Executive Incentive Award Deferral Plan as amended and restated effective September 23, 1996 (incorporated by reference to Exhibit 10g to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
88      BELLSOUTH 2005

10k	BellSouth Corporation Nonqualified Deferred Compensation Plan as amended and restated effective November 25, 1996 (incorporated by reference to Exhibit 10h to Form 10-K for the year ended December 31, 1996, File No. 1-8607.)
10l	BellSouth Corporation Supplemental Executive Retirement Plan as amended on March 23, 1998 (incorporated by reference to Exhibit 10i to Form 10-Q for the quarter ended March 31, 1998, File No. 1-8607.)
10l-1	Amendment to BellSouth Corporation Supplemental Executive Retirement Plan, as amended on March 23, 1998, dated as of December 23, 2004 (incorporated by reference to Exhibit 10k-1 to the Form 10-K for the year ended December 31, 2004, File No. 1-8607.)
10l-2	Amendment to BellSouth Corporation Supplemental Executive Retirement Plan, as amended on March 23, 1998, dated as of January 19, 2006.
10m	BellSouth Corporation Executive Financial Services Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10l to the Form 10-K for the year ended December 31, 2004, File No. 1-8607.)
10n	BellSouth Split-Dollar Life Insurance Plan, as amended and restated and effective as of November 24, 2003 (incorporated by reference to Exhibit 10m to the Form 10-K for the year ended December 31, 2004, File No. 1-8607.)
10o	BellSouth Officer Personal Vehicle Perquisite Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10o to the Form 10-K for the year ended December 31, 2004, File No. 1-8607.)
10p	BellSouth Supplemental Life Insurance Plan, as amended and restated effective April 1, 2004 (incorporated by reference to Exhibit 10p to the Form 10-K for the year ended December 31, 2004, File No. 1-8607.)
10q	BellSouth Officer Compensation Deferral Plan, as Amended and Restated Effective January 1, 2005 (incorporated by reference to Exhibit 10q to the Form 10-K for the year ended December 31, 2004, File No. 1-8607.)
10r	BellSouth Executive Stock Ownership Program, as revised September 27, 2004 (incorporated by reference to Exhibit 10r to the Form 10-K for the year ended December 31, 2004, File No. 1-8607.)
10t	BellSouth Corporation Plan For Non-Employee Directors’ Travel Accident Insurance (incorporated by reference to Exhibit 10ii to Registration Statement No. 2-87846, File No. 1-8607.)
10u	BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective March 9, 1984 (incorporated by reference to Exhibit 10gg to Registration Statement No. 2-87846, File No. 1-8607.)
10v	BellSouth Corporation Director’s Compensation Deferral Plan as Amended and Restated effective May 1, 2001 (incorporated by reference from Exhibit 101-1 to Form 10-Q for the quarter ended March 31, 2001, File No. 1-8607.)
10v-1	First Amendment to BellSouth Corporation Director’s Compensation Deferral Plan dated as of February 6, 2004 (incorporated by reference to Exhibit 10w-1 to the Form 10-K for the year ended December 31, 2004, File No. 1-8607.)
10w	BellSouth Non-Employee Directors Charitable Contribution Program (incorporated by reference to Exhibit 10z to Form 10-K for the year ended December 31, 1992, File No. 1-8607.)
10x	BellSouth Personal Retirement Account Pension Plan, as amended and restated effective January 1, 1998 (incorporated by reference to Exhibit 10q to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10x-1	Amendment dated December 22, 1998 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-1 to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10x-2	Amendment dated March 22, 1999 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-2 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-8607.)
BELLSOUTH 2005      89

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES CONTINUED
BELLSOUTH CORPORATION

10x-3	Amendment dated April 7, 1999 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-3 to Form 10-Q for the quarter ended March 31, 1999, File No. I-8607.)
10x-4	Amendment dated May 6, 1999 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-4 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8607.)
10x-5	Amendment dated May 6, 1999 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-5 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8607.)
10x-6	Amendment dated May 7, 1999 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-6 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-8607.)
10x-7	Amendment dated September 13, 1999 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-7 to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8607.)
10x-8	Amendment dated December 22, 1999 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-8 to Form 10-K for the year ended December 31, 1999, File No. 1-8607.)
10x-9	Amendment dated December 15, 2000 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference Exhibit 10q-9 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10x-10	Amendment dated December 15, 2000 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-10 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10x-11	Amendment dated December 15, 2000 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-11 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10x-12	Amendment dated December 15, 2000 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-12 to Form 10-Q for the quarter ended September 30, 2001, File No. 1-8607.)
10x-13	Amendment dated December 18, 2001 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-13 to Form 10-K for the year ended December 31, 2001, File No. 1-8607.)
10x-14	Amendment dated December 17, 2002 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-14 to Form 10-K for the year ended December 31, 2002, File No. 1-8607.)
10x-15	Amendment dated December 23, 2003 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10q-15 to Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
10x-16	Amendment dated December 22, 2004 to the BellSouth Personal Retirement Account Pension Plan (incorporated by reference to Exhibit 10y-16 to Form 10-K for the year ended December 31, 2004, File No. 1-8607.)
10x-17	Amendment dated December 22, 2005 to the BellSouth Personal Retirement Account Pension Plan.
10y	BellSouth Corporation Trust Under Executive Benefit Plan(s) as amended April 28, 1995 (incorporated by reference to Exhibit 10u-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10y-1	Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Executive Benefit Plan(s) (incorporated by reference to Exhibit 10s-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10y-2	Second Amendment dated July 8, 2002 to the BellSouth Corporation Trust Under Executive Benefit Plan(s) (incorporated by reference to Exhibit 10r-2 to Form 10-Q for the quarter ended September 30, 2002, File No. 1-8607.)
90      BELLSOUTH 2005

10y-3	First Amendment dated November 1, 2003 to the BellSouth Corporation Trust Under Executive Benefit Plan(s) (incorporated by reference to Exhibit 10r-3 to Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
10y-4	Second Amendment dated December 17, 2003 to the BellSouth Corporation Trust Under Executive Benefit Plan(s) (incorporated by reference to Exhibit 10r-4 to Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
10y-5	Third Amendment dated March 15, 2004 to the BellSouth Corporation Trust Under Executive Benefit Plan(s) (incorporated by reference to Exhibit 10r-5 to the Form 10-Q for the quarter ended March 31, 2004, File No. 1-8607.)
10z	BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) as amended April 28, 1995 (incorporated by reference to Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10z-1	Amendment dated May 23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) (incorporated by reference to Exhibit 10t-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10z-2	Second Amendment dated July 8, 2002 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) (incorporated by reference to Exhibit 10s-2 to Form 10-Q for the quarter ended September 30, 2002, File No. 1-8607.)
10z-3	First Amendment dated November 1, 2003 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) (incorporated by reference to Exhibit 10s-3 to Form 10-K for the year ended December 31, 2003, File No. I-8607.)
10z-4	Second Amendment dated December 17, 2003 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) (incorporated by reference to Exhibit 10s-4 to Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
10z-5	Third Amendment dated March 15, 2004 to the BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) (incorporated by reference to Exhibit 10s-5 to the Form 10-Q for the quarter ended March 31, 2004, File No. 1-8607.)
10aa	BellSouth Corporation Trust Under Board of Directors Benefit Plan(s) as amended April 28, 1995 (incorporated by reference to Exhibit 10w-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10aa-1	Amendment dated May 23, 1996 to the BellSouth Corporation Trust Under Board Directors Benefit Plan(s) (incorporated by reference to Exhibit 10u-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10aa-2	First Amendment dated November 1, 2003 to the BellSouth Corporation Trust Under Board of Directors Benefit Plan(s) (incorporated by reference to Exhibit 10t-2 to Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
10aa-3	Second Amendment dated December 17, 2003 to the BellSouth Corporation Trust Under Board of Directors Benefit Plan(s) (incorporated by reference to Exhibit 10t-3 to Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
10aa-4	Third Amendment dated March 15, 2004 to the BellSouth Corporation Trust Under Board of Directors Benefit Plan(s) (incorporated by reference to Exhibit 10t-4 to the Form 10-Q for the quarter ended March 31, 2004, File No. 1-8607.)
10bb	BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s) as amended April 28, 1995 (incorporated by reference to Exhibit 10x-1 to Form 10-Q for the quarter ended June 30, 1995, File No. 1-8607.)
10bb-1	Amendment dated May 23, 1996 to the BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s) (incorporated by reference to Exhibit 10v-1 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8607.)
10bb-2	First Amendment dated November 1, 2003 to the BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s) (incorporated by reference to Exhibit 10u-2 to the Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
10bb-3	Second Amendment dated December 17, 2003 to the BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s) (incorporated by reference to Exhibit 10u-3 to the Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
BELLSOUTH 2005      91

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES CONTINUED
BELLSOUTH CORPORATION

10bb-4	Third Amendment dated March 15, 2004 to the BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s) (incorporated by reference to Exhibit 10u-4 to the Form 10-Q for the quarter ended March 31, 2004, File No. 1-8607.)
10cc	Amended and Restated BellSouth Corporation Stock Plan Effective April 24, 1995 (incorporated by reference to Exhibit 10v-1 to Form 10-K for the year ended December 31, 2000, File No. 1-8607.)
10dd	BellSouth Corporation Stock and Incentive Compensation Plan as amended June 28, 2004 (incorporated by reference to Exhibit 10v-3 to the Form 10-Q for the quarter ended June 30, 2004, File No. 1-8607.)
10dd-1	First Amendment to the BellSouth Corporation Stock and Incentive Compensation Plan dated as of September 26, 2005 (incorporated by reference to Exhibit 10ii to Form 10-Q for the quarter ended September 30, 2005, File No. 1-8607.)
10ee	Non-Employee Director Non-Qualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10-qq to BellSouth’s Form 8-K dated September 30, 2004, File No. 1-8607.)
10ff	2004 Non-Qualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10-rr to BellSouth’s Form 8-K dated September 30, 2004, File No. 1-8607.)
10gg	BellSouth Retirement Savings Plan as amended and restated effective July 1, 2001 (incorporated by reference to Exhibit 10w to Form 10-K for the year ended December 31, 2001, File No. 1-8607.)
10gg-1	First Amendment dated December 18, 2001 to the BellSouth Retirement Savings Plan (incorporated by reference to Exhibit 10w-1 to Form 10-K for the year ended December 31, 2001, File No. 1-8607.)
10gg-2	Second Amendment dated March 14, 2002 to the BellSouth Retirement Savings Plan (incorporated by reference to Exhibit 10w-2 to Form 10-Q for the quarter ended September 30, 2002, File No. 1-8607.)
10gg-3	Third Amendment to the BellSouth Retirement Savings Plan effective as of May 1, 2002 and December 10, 2002 (incorporated by reference to Exhibit 10w-3 to Form 10-K for the year ended December 31, 2002, File No. 1-8607.)
10gg-4	Fourth Amendment dated December 23, 2003 to the BellSouth Retirement Savings Plan (incorporated by reference to Exhibit 10w-4 to Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
10gg-5	Fifth Amendment dated December 22, 2004 to the BellSouth Retirement Savings Plan (incorporated by reference to Exhibit 10hh-5 to Form 10-K for the year ended December 31, 2004, File No. 1-8607.)
10gg-6	Sixth Amendment dated December 22, 2005 to the BellSouth Retirement Savings Plan.
10hh	Agreement with Chief Executive Officer (incorporated by reference to Exhibit 10dd to Form 10-K for the year ended December 31, 1998, File No. 1-8607.)
10ii	Agreement dated June 6, 2005 with Francis A. Dramis (incorporated by reference to Exhibit 10eee to Form 8-K dated June 14, 2005, File No. 1-8607.)
10jj	Agreement dated February 24, 2004, between BellSouth Corporation and Mark L. Feidler (incorporated by reference to Exhibit 10kk to Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
10kk	Agreement dated as of July 29, 2005 by and between BellSouth Corporation and Richard A. Anderson (incorporated by reference to Exhibit 10hhh to Form 8-K dated August 6, 2005, File No. 1-8607.)
10ll	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10ll to Form 10-K for the year ended December 31, 2003, File No. 1-8607.)
10mm	Form of BellSouth Corporation Stock and Incentive Compensation Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10-ss to BellSouth’s Form 8-K dated September 30, 2004, File No. 1-8607.)
92      BELLSOUTH 2005

10nn	Form of BellSouth Corporation Stock and Incentive Compensation Plan Restricted Stock Award Agreement (Non-Retirement Eligible, Change in Control) (incorporated by reference to Exhibit 10-tt to BellSouth’s Form 8-K dated September 30, 2004, File No. 1-8607.)
10oo	Form of BellSouth Corporation Stock and Incentive Compensation Plan Restricted Stock Award Agreement (Retirement Eligible, No Change in Control) (incorporated by reference to Exhibit 10-uu to BellSouth’s Form 8-K dated September 30, 2004, File No. 1-8607.)
10pp	Form of BellSouth Corporation Stock and Incentive Compensation Plan Restricted Stock Award Agreement (Non-Retirement Eligible) (incorporated by reference to Exhibit 10-vv to BellSouth’s Form 8-K dated September 30, 2004, File No. 1-8607.)
10qq	Form of BellSouth Corporation Stock and Incentive Compensation Plan 2006 Restricted Stock Unit Award Terms and Conditions.
10rr	Form of 2005 Ownership Restricted Stock Award Agreement pursuant to the BellSouth Executive Stock Ownership Program (incorporated by reference to Exhibit 10bbb to Form 10-Q for the quarter ended March 31, 2005, File No. 1-8607.)
10ss	Form of BellSouth Change in Control Executive Severance Agreements (incorporated by reference to Exhibit 10ggg to Form 8-K dated June 27, 2005, File No. 1-8607.)
10tt	Form of BellSouth Corporation Stock and Incentive Compensation Plan Annual Incentive Award Agreement for Executive Officers (2005 Awards) (incorporated by reference to Exhibit 10ss to Form 8-K dated January 24, 2005, File No 1-8607.)
10uu	Form of BellSouth Corporation Stock and Incentive Compensation Plan Annual Incentive Award Agreement for Officers (2006 Awards) (incorporated by reference to Exhibit 10a to Form 8-K dated January 23, 2006, File No. 1-8607.)
10vv	Form of BellSouth Corporation Stock and Incentive Compensation Plan Performance Shares Award Agreement (2004 Awards) (incorporated by reference to Exhibit 10-ww to BellSouth’s Form 8-K dated September 30, 2004, File No. 1-8607.)
10ww	Form of BellSouth Corporation Stock Plan Performance Shares Award Agreement (2005 Awards – total shareholder return) (incorporated by reference to Exhibit 10yy to BellSouth’s Form 8-K dated February 28, 2005, File No. 1-8607.)
10xx	Form of BellSouth Corporation Stock Plan Performance Shares Award Agreement (2005 Awards – internal performance metrics) (incorporated by reference to Exhibit 10zz to BellSouth’s Form 8-K dated February 28, 2005, File No. 1-8607.)
10yy	Form of BellSouth Corporation Stock Plan Performance Shares Award Agreement (2005 Awards – non-162(m) officers) (incorporated by reference to Exhibit 10aaa to BellSouth’s Form 8-K dated February 28, 2005, File No. 1-8607.)
10zz	Form of BellSouth Corporation Stock and Incentive Compensation Plan 2006 Performance Shares Award Terms and Conditions (total shareholder return).
10aaa	Form of BellSouth Corporation Stock and Incentive Compensation Plan 2006 Performance Shares Award Terms and Conditions (internal performance metrics).
10bbb	Form of BellSouth Corporation Stock and Incentive Compensation Plan 2006 Performance Shares Award Terms and Conditions (non-162(m) officers).
11	Computation of Earnings Per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of BellSouth.
23a	Consent of Independent Registered Public Accounting Firm.
23b	Consent of Independent Registered Public Accounting Firm.
23c	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney.
31-a	Section 302 certification of F. Duane Ackerman.
31-b	Section 302 certification of W. Patrick Shannon.
BELLSOUTH 2005      93

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES CONTINUED
BELLSOUTH CORPORATION

32	Statement Required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99a	Risk Factors section of the Form 10-K for Cingular Wireless LLC for the fiscal year ended December 31, 2005.
99b	Consolidated Financial Statements of Cingular Wireless LLC as of and for the three years ended December 31, 2003, 2004 and 2005 with the Report of Independent Registered Public Accounting Firm.
99c	Annual report on Form 11-K for BellSouth Retirement Savings Plan for the fiscal year ended December 31, 2005 (to be filed under Form 11-K within 180 days of the end of the period covered by this report).
99d	Annual report on Form 11-K for BellSouth Savings and Security ESOP Plan for the fiscal year ended December 31, 2005 (to be filed under Form 11-K within 180 days of the end of the period covered by this report).
94      BELLSOUTH 2005

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BELLSOUTH CORPORATION
/s/ Raymond E. Winborne, Jr.

Raymond E. Winborne, Jr.
Controller
February 28, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
PRINCIPAL EXECUTIVE OFFICER:
F. Duane Ackerman*
CHAIRMAN OF THE BOARD
AND CHIEF EXECUTIVE OFFICER
PRINCIPAL FINANCIAL OFFICER:
W. Patrick Shannon*.
CHIEF FINANCIAL OFFICER
PRINCIPAL ACCOUNTING OFFICER:
Raymond E. Winborne, Jr.*
CONTROLLER
DIRECTORS:
F. Duane Ackerman*
Reuben V. Anderson*
James H. Blanchard*
J. Hyatt Brown*
Armando M. Codina*
Mark L. Feidler*
Kathleen F. Feldstein*
James P. Kelly*
Leo F. Mullin*
Robin B. Smith*
William S. Stavropoulos*

*By:	/s/ Raymond E. Winborne, Jr.

Raymond E. Winborne, Jr.
(INDIVIDUALLY AND AS ATTORNEY-IN-FACT)
February 28, 2006
BELLSOUTH 2005      95