Form 10-K/A
period 2005-12-31
BELLSOUTH CORP
filed 2006-03-01
CIK 732713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE
This Amendment is being made solely for the purpose of furnishing an unofficial pdf of the 2005 Form 10-K filed on February 28, 2006 that conforms to the official html filing, which remains unchanged.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.
BELLSOUTH CORPORATION
/s/ Raymond E. Winborne, Jr.

Raymond E. Winborne, Jr.
Controller
March 1, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
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
March 1, 2006