Form 10-Q
period 2006-03-31
BELLSOUTH CORP
filed 2006-05-04
CIK 732713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

---------------------------------------------------------------------

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer___	Non-accelerated filer___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No __X_

At April 28, 2006, 1,808,803,427 common shares were outstanding.

PART I – FINANCIAL INFORMATION

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

	For the Three Months
	Ended March 31,
	2005	2006

Operating Revenues:
Communications Group	$ 4,593	$ 4,653
Advertising & Publishing Group	488	503
All other	10	15
Total Operating Revenues	5,091	5,171

Operating Expenses:
Cost of services and products (excludes depreciation
and amortization shown separately below)	1,920	2,109
Selling, general, and administrative expenses	894	931
Depreciation and amortization	918	893
Provisions (credits) for restructuring	7	(8)
Total Operating Expenses	3,739	3,925

Operating income	1,352	1,246
Interest expense	291	279
Net earnings (losses) of equity affiliates	(80)	139
Other income (expense), net	56	55
Income from Continuing Operations Before Income Taxes	1,037	1,161

Provision for Income Taxes	354	377
Income from Continuing Operations	683	784

Income from Discontinued Operations, net of tax	381	—

Net Income	$ 1,064	$ 784

Weighted-Average Common Shares Outstanding:
Basic	1,831	1,797
Diluted	1,836	1,804
Dividends Declared Per Common Share	$ 0.27	$ 0.29

Basic Earnings Per Share:
Income from Continuing Operations	$ 0.37	$ 0.44
Discontinued Operations, net of tax	0.21	—
Net Income	$ 0.58	$ 0.44
Diluted Earnings Per Share:
Income from Continuing Operations	$ 0.37	$ 0.43
Discontinued Operations, net of tax	0.21	—
Net Income	$ 0.58	$ 0.43

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	December 31,	March 31,
	2005	2006
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 427	$ 247
Short-term investments	—	54
Accounts receivable, net of allowance for uncollectibles of $289 and $281	2,555	2,409
Material and supplies	385	412
Other current assets	842	982
Total current assets	4,209	4,104

Investments in and advances to Cingular Wireless	21,274	21,882
Property, plant and equipment, net	21,723	21,870
Other assets	7,814	8,199
Intangible assets, net	1,533	1,595
Total assets	$ 56,553	$ 57,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Debt maturing within one year	$ 4,109	$ 4,408
Accounts payable	1,040	1,041
Other current liabilities	3,505	3,686
Total current liabilities	8,654	9,135

Long-term debt	13,079	13,062

Noncurrent liabilities:
Deferred income taxes	6,607	6,727
Other noncurrent liabilities	4,679	4,641
Total noncurrent liabilities	11,286	11,368

Shareholders’ equity:
Common stock, $1 par value (8,650 shares authorized; 1,798 and 1,807 shares outstanding)	2,020	2,020
Paid-in capital	7,960	7,931
Retained earnings	20,383	20,612
Accumulated other comprehensive income (loss)	(14)	32
Shares held in trust and treasury	(6,815)	(6,510)
Total shareholders’ equity	23,534	24,085

Total liabilities and shareholders’ equity	$ 56,553	$ 57,650

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(Unaudited)

	For the Three Months Ended March 31,
	2005	2006
Cash Flows from Operating Activities:
Net income	$ 1,064	$ 784
Less income from discontinued operations, net of tax	(381)	—
Income from continuing operations	$ 683	$ 784
Adjustments to reconcile income to cash provided by operating activities from continuing operations:
Depreciation and amortization	918	893
Provision for uncollectibles	85	87
Net losses (earnings) of equity affiliates	80	(139)
Deferred income taxes	(45)	59
Pension income	(133)	(130)
Stock-settled compensation expense	25	17
Net change in:
Accounts receivable and other current assets	(84)	(79)
Accounts payable and other current liabilities	23	78
Deferred charges and other assets	20	(23)
Other liabilities and deferred credits	103	78
Other reconciling items, net	17	7
Net cash provided by operating activities from continuing operations	1,692	1,632

Cash Flows from Investing Activities:
Capital expenditures	(750)	(1,081)
Investment in short-term instruments	(12)	(308)
Proceeds from sale of short-term instruments	28	254
Proceeds from sale of operations	919	—
Investments in debt and equity securities	(32)	(200)
Proceeds from sale of debt and equity securities	10	3
Net repayments from (advances to) Cingular Wireless	400	(466)
Other investing activities, net	(3)	(15)
Net cash provided by (used for) investing activities from continuing operations	560	(1,813)

Cash Flows from Financing Activities:
Net borrowings (repayments) of short-term debt	(1,074)	713
Repayments of long-term debt	(662)	(417)
Dividends paid	(494)	(521)
Purchase of treasury shares	(77)	(50)
Proceeds from issuing common stock	19	260
Other financing activities, net	(13)	16
Net cash (used in) provided by financing activities from continuing operations	(2,301)	1
Net decrease in cash and cash equivalents from continuing operations	(49)	(180)
Cash flows from discontinued operations:
Net cash provided by operating activities	10	—
Net cash used for investing activities	(125)	—
Net cash used in financing activities	—	—
Net decrease in cash and cash equivalents from discontinued operations	(115)	—
Net (decrease) increase in cash and cash equivalents	(164)	(180)
Cash and cash equivalents at beginning of period	680	427
Cash and cash equivalents at end of period	$ 516	$ 247

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(IN MILLIONS)

(Unaudited)

	Number of Shares		Amount
	Common Stock	(a) Shares Held in Trust and Treasury	Common Stock	Paid-in Capital	Retained Earnings	Accum. Other Compre-hensive Income (Loss)	(a) Shares Held in Trust and Treasury	Total

Balance at December 31, 2004	2,020	(189)	$ 2,020	$ 7,840	$ 19,267	$ (157)	$ (5,904)	$ 23,066

Net Income					1,064			1,064
Other comprehensive income, net of tax						77		77
Total comprehensive income								1,141
Dividends declared					(494)			(494)
Purchase of treasury stock		(3)					(77)	(77)
Share issuances for employee benefit plans		3		(55)	(35)		105	15
Stock-based compensation				25				25
Balance at March 31, 2005	2,020	(189)	$ 2,020	$ 7,810	$ 19,802	$ (80)	$ (5,876)	$ 23,676

Balance at December 31, 2005	2,020	(222)	$ 2,020	$ 7,960	$ 20,383	$ (14)	$ (6,815)	$ 23,534

Net Income					784			784
Other comprehensive income, net of tax						46		46
Total comprehensive income								830
Dividends declared					(513)			(513)
Purchase of treasury stock		(2)					(50)	(50)
Share issuances for employee benefit plans		11		(52)	(42)		355	261
Stock-based compensation				17				17
Tax benefit related to stock options				6				6
Balance at March 31, 2006	2,020	(213)	$ 2,020	$ 7,931	$ 20,612	$ 32	$ (6,510)	$ 24,085

(a)	Trust and treasury shares are not considered to be outstanding for financial reporting purposes.

	As of March 31,
	2005	2006
Shares held in trust	26	17
Shares held in treasury	163	196
Total	189	213

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

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of our significant accounting policies and other information, you should read this report in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005.

Certain amounts within the prior year’s information have been reclassified to conform to the current year’s presentation.

NOTE B - EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year. Nonvested restricted stock carries dividend and voting rights and, in accordance with Generally Accepted Accounting Principles (GAAP), is not included in the weighted-average number of common shares outstanding used to compute basic earnings per share. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus net incremental shares arising out of employee stock compensation and benefit plans. The earnings amounts used for per-share calculations are the same for both the basic and diluted methods. The following is a reconciliation of the weighted-average share amounts (in millions) used in calculating earnings per share:

	For the Three Months Ended March 31,
	2005	2006
Basic common shares outstanding	1,831	1,797
Incremental shares from stock-based compensation and benefit plans	5	7
Diluted common shares outstanding	1,836	1,804
Common stock equivalents excluded from the computation	78	71

Options with an exercise price greater than the average market price of the common stock or that have an anti-dilutive effect on the computation are excluded from the calculation of diluted earnings per share. Restricted stock or restricted stock units that have an anti-dilutive effect on the computation are also excluded from the calculation of diluted earnings per share.

NOTE C – DISCONTINUED OPERATIONS

In March 2004, we signed an agreement with Telefónica Móviles, S.A., the wireless affiliate of Telefónica, S.A., to sell all of our interests in Latin America. During 2004, we closed on the sale of 8 of the 10 properties. During January 2005, we closed on the sale of the operations in the remaining two Latin American countries for gross proceeds of $1,077 and a gain of $390, net of tax. The gain includes the recognition of cumulative foreign currency translation losses of $68.

Summarized results of operations for the discontinued operations for the three months ended March 31, 2005 are as follows:

2005
Revenue	$ 66
Operating loss	(5)
Gain on sale of operations	629
Income before income taxes	616
Income tax expense	235
Income from discontinued operations	$ 381

NOTE D - MERGER OF BELLSOUTH AND AT&T

On March 4, 2006, we agreed to merge with AT&T Inc. (AT&T) in a transaction in which each share of BellSouth common stock will be exchanged for 1.325 shares of AT&T common stock. The stock consideration in the transaction is expected to be tax-free to our shareowners. The acquisition, which is subject to approval by our shareowners and regulatory

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE D - MERGER OF BELLSOUTH AND AT&T (Continued)

authorities, and other customary closing conditions, is currently expected to close by the end of 2006. However, it is possible that factors outside of our control could require us to complete the merger at a later time or not to complete it at all. While the merger agreement prohibits us from soliciting competing acquisition proposals, we may accept a superior proposal prior to approval of the merger agreement by BellSouth shareholders, subject to compliance with the terms of the merger agreement and payment of a $1.7 billion termination fee and all documented out-of-pocket fees incurred by AT&T, up to $120. The terms of certain of our agreements including contracts, employee benefit arrangements and debt instruments have provisions which could result in changes to the terms or settlement amounts of these agreements upon a change in control of BellSouth.

NOTE E - INVESTMENTS IN AND ADVANCES TO CINGULAR WIRELESS

Investment

We own a 40 percent economic interest in Cingular Wireless, a joint venture with AT&T. Because we exercise influence over the financial and operating policies of Cingular Wireless, we use the equity method of accounting for this investment. Under the equity method of accounting, we record our proportionate share of Cingular Wireless' earnings in our consolidated statements of income. These earnings are included in the caption "Net earnings (losses) of equity affiliates."

The following table displays the summary financial information of Cingular Wireless. These amounts are shown on a 100 percent basis.

	December 31, 2005	March 31, 2006
Balance Sheet Information:
Current assets	$ 6,049	$ 6,413
Noncurrent assets	$ 73,270	$ 72,931
Current liabilities	$ 10,008	$ 9,456
Noncurrent liabilities	$ 23,790	$ 23,982
Minority interest	$ 543	$ 574
Members’ capital	$ 44,978	$ 45,332

For the Three Months Ended March 31,
	2005	2006
Income Statement Information:
Revenues	$ 8,229	$ 8,980
Operating income	$ 114	$ 807
Net income (loss)	$ (240)	$ 354

As of March 31, 2006, our book investment exceeded our proportionate share of the net assets of Cingular Wireless by $456.

Advance

We have an advance to Cingular Wireless that, with interest, totaled $2,622 at December 31, 2005 and March 31, 2006. This advance earns an interest rate of 6.0 percent per annum and matures on June 30, 2008.

Revolving Line of Credit

BellSouth and AT&T provide unsubordinated short-term financing on a pro rata basis for Cingular Wireless’ ordinary course of business cash requirements based upon Cingular Wireless’ budget and forecasted cash needs. Under the terms of the line of credit, Cingular Wireless’ available cash (as defined), if any, is applied first to repay amounts loaned to Cingular Wireless under the line of credit. Remaining available cash is applied to the repayment of the advance described above. Borrowings bear interest at 1-Month LIBOR plus 0.05 percent payable monthly. The line of credit terminates on July 31, 2007. Borrowings from BellSouth under the revolving credit line, including interest, were $204 at December 31, 2005 and $671 at March 31, 2006.

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE E - INVESTMENTS IN AND ADVANCES TO CINGULAR WIRELESS (Continued)

Provision of Services

We also generate revenues from Cingular Wireless in the ordinary course of business for the provision of local interconnection services, long distance services, sales agency fees and customer billing and collection fees.

Interest and Revenue Earned from Cingular Wireless:

	For the Three Months Ended March 31,
	2005	2006
Revenues	$ 174	$ 198
Interest income on advances	$ 59	$ 43

Interest income on advances are offset by a like amount of interest expense recorded by Cingular Wireless and reported in our financial statements in the caption “Net earnings (losses) of equity affiliates.”

Receivables and payables incurred in the ordinary course of business are recorded on our balance sheets as follows:

	December 31, 2005	March 31, 2006
Receivable from Cingular	$ 51	$ 44
Payable to Cingular	$ 54	$ 59

NOTE F - DEBT

On January 18, 2005, we redeemed $400 of 40-year, 6.75 percent debentures, due October 15, 2033. The redemption price was 103.33 percent of the principal amount, and resulted in recognition of a loss of $22, or $14 net of tax, which includes $9 associated with fully expensing remaining discount and deferred debt issuance costs.

NOTE G - WORKFORCE REDUCTION AND RESTRUCTURING

Based on competitive activity in the telecommunications industry, continued economic pressures, realignment of our business and productivity improvements, we have periodically initiated workforce reductions and recorded charges for early termination benefits.

In December 2005, we announced that we would reduce our management workforce by approximately 1,500 employees. The plan included a voluntary program offering a special termination benefit followed by an involuntary program to the extent necessary to achieve the targeted reductions. As a result of the pending merger of BellSouth Corporation and AT&T, we modified the terms of the fourth quarter 2005 announced workforce reduction by eliminating the involuntary component that was scheduled to follow the voluntary offer. Accordingly, in the first quarter of 2006 we reversed the minimum liability accrued (except with respect to the 60 employees who had already accepted under that program). Based on the number of acceptances of the voluntary offer through March 31, 2006, we accrued $54. Under the modified plan, we expect to reduce our management workforce by approximately 1,300 employees and expect substantially all of the reductions to be completed by the end of May 2006.

In addition, we recorded a restructuring charge of $16 for a non-management surplus announced in the first quarter of 2006.

The following table summarizes activity associated with the workforce reduction and restructuring liability for the three months ended March 31, 2006:

Balance at December 31, 2005	$ 100
Accruals	70
Cash payments	(14)
Adjustments	(78)
Balance at March 31, 2006	$ 78

Adjustments to the employee separations accrual are due to the reversal noted above as well as estimated demographics being different than actual demographics of employees that separated from the Company.

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE H - EMPLOYEE BENEFITS PLANS

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

The following details pension and postretirement benefit costs included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying Consolidated Statements of Income. Approximately 10 percent of these costs are capitalized to property, plant and equipment with labor related to network construction. We account for these costs in accordance with Statement of Financial Accounting Standard (SFAS) No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Components of net periodic benefit costs were as follows:

	Pension Benefits		Other Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2005	2006	2005	2006
Service cost	$ 52	$ 49	$ 31	$ 31
Interest cost	147	150	146	146
Expected return on plan assets	(322)	(319)	(84)	(87)
Amortizations:
Unrecognized net obligation	—	—	18	13
Unrecognized prior service cost	(10)	(10)	56	45
Unrecognized (gain) loss	—	—	26	29
Net periodic benefit cost (income)	$ (133)	$ (130)	$ 193	$ 177

Employer Contributions

Due to the funded status of our pension plans, we do not expect to make contributions to these plans in 2006. Consistent with prior years, we expect to contribute cash to the VEBA trusts to fund other benefit payments. During the three months ended March 31, 2006, we contributed $89 to fund these other benefits and expect to contribute approximately $250 to $300 during the remainder of 2006.

Cash Balance Pension Plan

In July 2003, a Federal district court in Illinois ruled that the benefit formula used in International Business Machines Corporation's (IBM) cash balance pension plan violated the age discrimination provisions of ADEA and ERISA. The IBM decision (and at least one subsequent decision) conflicts with opinions of several other district courts. Congress is presently considering legislation that could clarify the legal status of cash balance plans under the applicable age discrimination rules. At this time, it is unclear what effect, if any, these decisions or possible Congressional action may have on our tax-qualified cash balance pension plans or our financial condition.

NOTE I - STOCK COMPENSATION PLANS

We have granted stock-based compensation awards to key employees under several plans. One share of BellSouth common stock is the underlying security for any award under these plans. The maximum number of shares available for future grants under the stock plan currently in effect is limited to 80 million reduced by awards granted and increased by shares tendered in option exercises. In 2003, we used the retroactive restatement method provided by SFAS No. 148 to adopt the expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) by restating all periods beginning on or after January 1, 1995 (the effective date of SFAS No. 123). Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” (SFAS No. 123R) using the modified prospective application of its provisions; therefore, our financial statements for prior periods will not be restated. The cumulative effect of adopting SFAS No. 123R was immaterial. Because we previously adopted the expense recognition provisions of SFAS No. 123, the impact of adopting SFAS No. 123R resulted in essentially three changes: (1) use of estimated forfeiture rates versus recognition of actual forfeitures as incurred, (2) use of fair value to measure expense for awards classified as liabilities, and (3) use of the alternative transition method to calculate the pool of excess tax benefits available to absorb tax deficiencies in future years, which increases the pool by $130. Effective with the adoption of SFAS No. 123R, we instituted a policy of recognizing expense for awards with graded vesting provisions using the straight-line method of expense attribution.

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE I - STOCK COMPENSATION PLANS (Continued)

Given trends in long-term compensation awards and market conditions, over the last few years we have moved toward granting a mix of restricted stock, restricted stock units, and performance share units in lieu of stock options. The table below summarizes the total compensation cost and the related total tax benefit included in our results of operations for each type of award:

	For the Three Months Ended March 31,
Compensation cost:	2005	2006
Stock options	$ 14	$ 5
Restricted stock and restricted stock units	12	12
Performance share units	16	38
Total compensation cost	$ 42	$ 55
Income tax benefit	(15)	(20)
Compensation cost net of income tax benefit	$ 27	$ 35

Stock Option Awards

Stock options granted under the plans entitle recipients to purchase shares of BellSouth common stock within prescribed periods at a price either equal to, or in excess of, the fair market value on the date of grant. Options generally become exercisable at the end of three to five years, have a term of ten years, and provide for accelerated vesting if there is a change in control (as defined in the plans). The grant date fair value of each option granted, which is estimated using the Black-Scholes option-pricing formula, is expensed over the vesting period. A summary of option activity under the plans is presented below:

	Number of options	Weighted- average option prices per common share	Weighted- average remaining contractual term in years	Aggregate intrinsic value
Outstanding at December 31, 2005	96,802,789	$36.12
Granted	—	—
Exercised	(11,222,401)	$23.55
Forfeited or expired	(489,604)	$29.50
Outstanding at March 31, 2006	85,090,784	$37.82	4.37	$ —
Exercisable at March 31, 2006	82,447,826	$38.10	4.30	$ —

As of March 31, 2006, total compensation cost related to unvested stock options of $5 is expected to be amortized by the end of 2006. Information related to stock option exercises is provided below:

For the Three Months Ended March 31,
	2005	2006
Total value received by employees for options exercised	$ 10	$ 90
Tax benefit realized for options exercised	$ 4	$ 34
Cash received for options exercised	$ 19	$ 260

Restricted Stock and Restricted Stock Unit Awards

Restricted stock and restricted stock unit awards granted to key employees under the plans are settled by issuing shares of common stock at the vesting date. Generally, the restrictions lapse in full on the third anniversary of the grant date, or on a pro rata basis on each of the first three anniversaries of the grant date. The vesting of restricted stock and restricted stock units accelerates if there is a change in control (as defined in the plans) and the employee is terminated within two years of the change in control. The grant date fair value of the restricted stock and restricted stock units, which is the stock price on the grant date, is expensed over the period during which the restrictions lapse. The shares represented by restricted stock awards (but not restricted stock unit awards) are considered outstanding at the grant date, as the recipients are entitled to dividends and voting rights. A summary of restricted stock and restricted stock unit activity under the plans is presented below:

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE I - STOCK COMPENSATION PLANS (Continued)

	Number of shares & units	Weighted-average grant date fair value
Unvested at December 31, 2005	4,270,080	$27.02
Granted	1,574,500	$31.82
Vested	(682,612)	$27.07
Forfeited	(86,851)	$27.32
Unvested at March 31, 2006	5,075,117	$28.50

The weighted-average grant date fair value of restricted stock and restricted stock units granted during the quarters ended March 31, 2005 and 2006 was $26.04 and $31.82, respectively. As of March 31, 2006, the total unrecognized compensation cost for unvested restricted stock and restricted stock units of $89 is expected to be amortized over a weighted-average period of approximately 20 months. Information related to shares vested is provided below:

	For the Three Months Ended March 31,
	2005	2006
Total value received by employees for shares vested	$ 14	$ 22
Tax benefit realized for shares vested	$ 4	$ 7

Performance Share Unit Awards

Performance share units granted to key employees are settled in cash based on an average stock price at the end of the three-year performance period multiplied by the number of units earned. The number of performance share units actually earned by recipients is based on the achievement of certain performance goals as defined by the terms of the awards, and can range from 0% to 150% of the number of units granted. At the end of the performance period, recipients also receive a cash payment equal to the dividends paid on a share of BellSouth stock during the performance period for each performance share unit earned. Vesting accelerates and the performance period is modified if there is a change in control (as defined in the plans). For awards granted prior to 2006, performance share unit expense is generally recognized over the performance period; for awards granted in 2006, performance share unit expense is recognized over the vesting period, which approximates the performance period. Since performance share units are settled in cash, our obligations related to these awards are classified as liabilities. A summary of performance share unit activity under the plans is presented below:

Number of units
Unvested at December 31, 2005	5,857,605
Granted	2,251,925
Vested	—
Forfeited	(12,960)
Unvested at March 31, 2006	8,096,570

Effective with the adoption of the provisions of SFAS No. 123R on January 1, 2006, the amount of expense recognized for all unvested performance share units is based on the fair value of the performance shares at each reporting date and, as applicable, the expected outcome of performance conditions. The fair value of each performance share unit is determined at the grant date and at each reporting date using a Monte Carlo simulation model. The simulation model includes ranges of assumptions for stock price volatility, risk-free interest rates, and expected dividends. Expected volatilities for the three unvested awards are estimated based on a blend of historical volatility of our stock and implied volatilities from traded options on our stock and currently range from 18% to 19%. The risk-free interest rate for periods within each performance period is based on the US Treasury yield curve in effect at the valuation date and currently ranges from 4.41% to 4.74%. Expected dividends are estimated based on historical patterns of increases.

The weighted-average fair value of unvested performance share units as of March 31, 2006 was $36.78, and the total unrecognized compensation cost of $191, based on this value, is expected to be amortized over a weighted-average period of approximately 21 months. Information related to performance share units vested and paid is provided below:

	For the Three Months Ended March 31,
	2005	2006
Total value received by employees for units vested and paid	$ 7	$ 21
Tax benefit realized for units vested and paid	$ 2	$ 8

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

The Company’s chief decision makers evaluate the performance of each business unit based on segment net income, exclusive of internal charges for use of intellectual property and adjustments for unusual items that may arise. Unusual items are transactions or events that are included in reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature.

The following table provides information for each operating segment:

	For the Three Months
	Ended March 31,
	2005	2006
Communications Group
External revenues	$4,593	$4,653
Intersegment revenues	25	26
Total segment revenues	4,618	4,679
Segment operating income	1,117	1,105
Segment net income	$664	$654

Wireless
Total segment revenues	$3,292	$3,592
Segment operating income	284	560
Segment net income	$67	$243

Advertising & Publishing Group
External revenues	$488	$503
Intersegment revenues	3	3
Total segment revenues	491	506
Segment operating income	231	226
Segment net income	$141	$140

RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION

	For the Three Months
	Ended March 31,
	2005	2006
Operating revenues
Total reportable segments	$8,401	$8,777
Cingular proportional consolidation	(3,292)	(3,592)
Corporate, eliminations and other	(18)	(14)
Total consolidated	$5,091	$5,171

Operating income
Total reportable segments	$1,632	$1,891
Cingular proportional consolidation	(284)	(560)
Hurricane Katrina-related expenses, net	–	(94)
Corporate, eliminations and other	4	9
Total consolidated	$1,352	$1,246

Net Income
Total reportable segments	$872	$1,037
Wireless merger intangible amortization	(100)	(85)
Hurricane Katrina-related expenses, net	–	(58)
Wireless merger integration costs	(21)	(56)
Early extinguishment of debt	(14)	–
Discontinued operations	381	–
Corporate, eliminations and other	(54)	(54)
Total consolidated	$1,064	$784

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE K - OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) is comprised of the following components:

	December 31, 2005	March 31, 2006
Cumulative foreign currency translation adjustments	$ (2)	$ (2)
Minimum pension liability adjustment	(133)	(130)
Net unrealized gains on derivatives	5	5
Net unrealized gains on securities	116	159
	$ (14)	$ 32

Total comprehensive income details are presented in the table below.

	For the Three Months Ended March 31,
	2005	2006
Net Income	$ 1,064	$ 784
Other comprehensive income, net of tax:
Foreign currency translation:
Adjustments	13	—
Sale of foreign entities	68	—
	81	—

Minimum pension liability adjustment, net of tax	—	3

Deferred gains on derivatives:
Deferred gains	7	—
Reclassification adjustment for (gains) losses included in net income	—	—
	7	—

Unrealized gains (losses) on securities:
Unrealized holdings gains (losses)	(10)	44
Reclassification adjustment for (gains) losses included in net income	(1)	(1)
	(11)	43

Total comprehensive income	$ 1,141	$ 830

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

REGULATORY MATTERS

In May 2005, we sued AT&T in the U.S. District Court for the Northern District of Georgia for unpaid access charges associated with AT&T’s prepaid calling cards and its “IP in the middle” services that use Internet Protocol technology for internal call processing but use the public switched network to originate and terminate calls. The lawsuit follows two separate rulings by the Federal Communications Commission (FCC), one in April 2004 concerning “IP in the middle’’ services and one in February 2005 concerning prepaid card services, that each service was a telecommunications service subject to access charges. AT&T estimated in securities filings that it had “saved’’ $340 in access charges on its prepaid card services and $250 in access charges on its “IP in the middle’’ services. We believe that some of the improperly avoided access charges should have been paid to us for the use of our network. AT&T appealed the FCC’s decision relating to the prepaid card services to the Court of Appeals for the D.C. Circuit, which has heard oral argument but has not issued a decision. If the U.S. District Court lawsuit in Georgia progresses, we expect to obtain information from AT&T and other sources that will determine the amount of BellSouth access charges AT&T avoided. In addition, AT&T has

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE L - CONTINGENCIES (Continued)

asserted certain defenses against BellSouth and has filed the New York lawsuit described below in an effort to reduce any amount it may owe to BellSouth. In April 2006, BellSouth and AT&T agreed to stay the U.S. District Court lawsuit in Georgia until the earlier of 12 months or the consummation or termination of the Merger Agreement between BellSouth and AT&T. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of the amount of gain, if any, be made. Accordingly, no revenue has been recognized with respect to this matter in our consolidated financial statements.

On November 4, 2005, AT&T sued BellSouth Long Distance, Inc. (BSLD) and Qwest Communications Corporation (Qwest) in the U.S. District Court for the Southern District of New York. AT&T has asserted claims of breach of contract, fraudulent misrepresentation and unjust enrichment against BSLD and related claims against Qwest. AT&T’s claims arise from a contract with BSLD pursuant to which BSLD purchased wholesale long distance minutes that it resold to Qwest. The complaint does not specify the amount of damages sought by AT&T. The parties have agreed to stay the New York lawsuit pending the arbitration of the dispute between AT&T and BSLD. To date, no arbitration has been initiated by AT&T. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

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

Securities and ERISA claims

From August through October 2002, several individual shareholders filed substantially identical class action lawsuits against BellSouth and three of its senior officers alleging violations of the federal securities laws. The cases have been consolidated in the U.S. District Court for the Northern District of Georgia and are captioned In re BellSouth Securities Litigation. Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, the court has appointed a Lead Plaintiff. The Lead Plaintiff filed a Consolidated and Amended Class Action Complaint in July 2003 on behalf of two putative classes: (1) purchasers of BellSouth stock during the period November 7, 2000 through February 19, 2003 (the class period) for alleged violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and (2) participants in BellSouth’s Direct Investment Plan during the class period for alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933. Four outside directors were named as additional defendants. The Consolidated and Amended Class Action Complaint alleged that during the class period the Company (1) overstated the unbilled receivables balance of its Advertising & Publishing subsidiary; (2) failed to properly implement Staff Accounting Bulletin (SAB) 101 with regard to its recognition of Advertising & Publishing revenues; (3) improperly billed competitive local exchange carriers (CLEC) to inflate revenues; (4) failed to take a reserve for refunds that ultimately came due following litigation over late payment charges; and (5) failed to properly writedown goodwill of its Latin American operations.

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

In September and October 2002, three substantially identical class action lawsuits were filed in the U.S. District Court for the Northern District of Georgia against BellSouth, its directors, three of its senior officers, and other individuals, alleging violations of the Employee Retirement Income Security Act (ERISA). The cases have been consolidated and on April 21, 2003, a Consolidated Complaint was filed. The plaintiffs, who sought to represent a putative class of participants and beneficiaries of BellSouth’s 401(k) plans (the Plans), allege in the Consolidated Complaint that the company and the individual defendants breached their fiduciary duties in violation of ERISA, by among other things, (1) failing to provide accurate information to the Plans’ participants and beneficiaries; (2) failing to ensure that the Plans’ assets were invested properly; (3) failing to monitor the Plans’ fiduciaries; (4) failing to disregard Plan directives that the defendants knew or should have known were imprudent and (5) failing to avoid conflicts of interest by hiring independent fiduciaries to make investment decisions. In October 2005, plaintiffs’ motion for class certification was denied. The plaintiffs are seeking an unspecified amount of damages, injunctive relief, attorneys’ fees and costs. Certain underlying factual allegations regarding BellSouth’s Advertising & Publishing subsidiary and its former Latin American operation are substantially similar to the allegations in the putative securities class action captioned In re BellSouth Securities Litigation, which is described above. Subject to approval of the court, the parties have reached a settlement of the ERISA lawsuits. The settlement is on behalf of the Plans and certain participants who brought claims individually and on behalf of the Plans pursuant to ERISA section 502(a)(2). BellSouth does not expect the settlement to have a material effect on the Company. The principal terms of the settlement increase the minimum levels below which Company matching contributions may not fall for a three-year period. The settlement does not require any other unreimbursed cash payments by the Company.

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

Merger-related claims

On March 9, 2006, two putative class action lawsuits, entitled Williams v. BellSouth Corporation, et al., Case No. 2006CV113858 (March 9, 2006) and Jannett v. BellSouth Corporation, et al., Case No. 2006CV113861 (March 9, 2006), were filed against BellSouth and its directors in the Superior Court of Georgia, Fulton County. The complaints, which are substantially identical, purport to be brought on behalf of all BellSouth shareholders (excluding the defendants and their affiliates). The complaints allege that BellSouth’s directors violated their fiduciary obligations to BellSouth’s shareholders in approving the merger agreement. In that connection, the complaints allege that: (1) the merger consideration is inadequate and unfair in offering a very meager premium and not reflecting the intrinsic value of BellSouth; (2) the directors failed to properly inform themselves of BellSouth’s value or its strategic alternatives because the proposed transaction is not the result of a pre-signing auction or market check process and the merger agreement does not provide a market check mechanism process; (3) the size of the termination fee, the no-shop and matching rights provisions of the merger agreement, which provides AT&T with information on any third party proposal but not

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE L - CONTINGENCIES (Continued)

information to a third party on any amended AT&T proposal, are impermissible steps to lock up the deal and will hinder and deter other potential acquirers from seeking to acquire BellSouth on better terms than the proposed merger; and (4) by agreeing to the merger, the BellSouth directors have served their own interests at the expense of shareholders, including the triggering of change in control agreements. The complaints seek various forms of relief, including injunctive relief that would, if granted, prevent the completion of the merger, unspecified compensatory damages, and attorneys’ fees and expenses. At this time, the likely outcome of the cases cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

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

Condensed Consolidating Statements of Income

	For the Three Months Ended March 31, 2005
	BST	Other	Parent	Adjustments	Total

Total operating revenues	$4,190	$1,711	$—	$(810)	$5,091
Total operating expenses	3,700	1,247	14	(1,222)	3,739
Operating income (loss)	490	464	(14)	412	1,352
Interest expense	118	—	225	(52)	291
Net earnings (losses) of equity affiliates	276	(78)	791	(1,069)	(80)
Other income (expense), net	(18)	48	57	(31)	56
Income (loss) from continuing operations before income taxes	630	434	609	(636)	1,037
Provision (benefit) for income taxes	121	148	(74)	159	354
Income (loss) from continuing operations	509	286	683	(795)	683
Income (loss) from discontinued operations, net of tax	—	381	381	(381)	381
Net income (loss)	$509	$667	$1,064	$(1,176)	$1,064

	For the Three Months Ended March 31, 2006
	BST	Other	Parent	Adjustments	Total

Total operating revenues	$4,216	$1,896	$-	$(941)	$5,171
Total operating expenses	3,932	1,387	(64)	(1,330)	3,925
Operating income (loss)	284	509	64	389	1,246
Interest expense	147	8	233	(109)	279
Net earnings (losses) of equity affiliates	271	139	832	(1,103)	139
Other income (expense), net	2	50	71	(68)	55
Income (loss) from continuing operations before income taxes	410	690	734	(673)	1,161
Provision (benefit) for income taxes	37	231	(50)	159	377
Net income (loss)	$373	$459	$784	$(832)	$784

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE M - SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2005					March 31, 2006

	BST	Other	Parent	Adjust- ments	Total	BST	Other	Parent	Adjust- ments	Total

ASSETS
Current assets:
Cash and cash equivalents	$ 98	$ 141	$ 138	$ 50	$ 427	$ 8	$ 143	$ 48	$ 48	$ 247
Short-term investments	—	—	—	—	—	—	—	54	—	54
Accounts receivable, net	25	2,058	4,510	(4,038)	2,555	59	1,415	3,983	(3,048)	2,409
Other current assets	537	531	39	120	1,227	606	638	25	125	1,394

Total current assets	660	2,730	4,687	(3,868)	4,209	673	2,196	4,110	(2,875)	4,104

Investments in and advances to Cingular Wireless	—	21,069	205	—	21,274	—	21,211	671	—	21,882
Property, plant and equipment, net	21,045	644	3	31	21,723	21,188	651	2	29	21,870
Deferred charges and other assets	9,117	611	34,322	(36,236)	7,814	9,302	625	35,258	(36,986)	8,199
Intangible assets, net	1,040	400	3	90	1,533	1,097	411	2	85	1,595

Total assets	$ 31,862	$ 25,454	$ 39,220	$ (39,983)	$ 56,553	$ 32,260	$ 25,094	$ 40,043	$ (39,747)	$ 57,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt maturing within one year	$ 5,003	$ 270	$ 3,985	$ (5,149)	$ 4,109	$ 4,156	$ 285	$ 4,072	$ (4,105)	$ 4,408
Other current liabilities	3,307	1,437	1,113	(1,312)	4,545	3,536	1,358	1,134	(1,301)	4,727

Total current liabilities	8,310	1,707	5,098	(6,461)	8,654	7,692	1,643	5,206	(5,406)	9,135

Long-term debt	2,931	99	10,571	(522)	13,079	2,916	97	10,558	(509)	13,062

Noncurrent liabilities:
Deferred income taxes	5,032	1,927	(574)	222	6,607	4,946	1,939	(333)	175	6,727
Other noncurrent liabilities	3,185	757	591	146	4,679	3,216	742	527	156	4,641

Total noncurrent liabilities	8,217	2,684	17	368	11,286	8,162	2,681	194	331	11,368

Shareholders’ equity	12,404	20,964	23,534	(33,368)	23,534	13,490	20,673	24,085	(34,163)	24,085

Total liabilities and shareholders’ equity	$ 31,862	$ 25,454	$ 39,220	$ (39,983)	$ 56,553	$ 32,260	$ 25,094	$ 40,043	$ (39,747)	$ 57,650

Condensed Consolidating Cash Flow Statements

	For the Three Months Ended March 31, 2005

	BST	Other	Parent	Adjustments	Total

Cash flows from continuing operations:
Cash flows from operating activities	$1,556	$373	$432	$(669)	$1,692
Cash flows from investing activities	(716)	(207)	1,210	273	560
Cash flows from financing activities	(842)	(257)	(1,632)	430	(2,301)
Cash flows from discontinued operations	—	(115)	—	—	(115)

Net (decrease) increase in cash	$(2)	$(206)	$10	$34	$(164)

	For the Three Months Ended March 31, 2006

	BST	Other	Parent	Adjustments	Total

Cash flows from continuing operations:
Cash flows from operating activities	$1,330	$617	$565	$(880)	$1,632
Cash flows from investing activities	(1,117)	(35)	(1,060)	399	(1,813)
Cash flows from financing activities	(303)	(580)	405	479	1
Cash flows from discontinued operations	—	—	—	—	—

Net (decrease) increase in cash	$(90)	$2	$(90)	$(2)	$(180)

Supplemental Data

	For the Three Months Ended March 31, 2005
	BST	Other	Parent	Adjustments	Total
Depreciation and amortization expense	$845	$60	$1	$12	$918
Capital expenditures	$722	$22	$1	$5	$750

	For the Three Months Ended March 31, 2006
	BST	Other	Parent	Adjustments	Total
Depreciation and amortization expense	$820	$62	$1	$10	$893
Capital expenditures	$1,010	$70	$--	$1	$1,081

BELLSOUTH CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our annual report on Form 10-K for the year ended December 31, 2005 and our other filings with the SEC.

Overview

We are a Fortune 500 company with annual revenues of over $20 billion. Our core businesses are wireline and wireless communications and our largest customer segment is the retail consumer. We have interests in wireless communications through our ownership of 40 percent of Cingular Wireless, the nation’s largest wireless company based on number of customers and revenue. We also operate one of the largest directory advertising businesses in the United States. The great majority of our revenues are generated based on monthly recurring services.

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

While the last mile connectivity to the customer remains essential, the communications industry is beginning a transition from a network-centric circuit-based infrastructure to an applications-centric IP infrastructure, which could create uncertainty around traditional business models. Further, industry consolidation, such as the recent combinations of SBC and AT&T, Verizon and MCI, and Sprint and Nextel, and the announced merger of BellSouth and AT&T, are creating large competitors with global reach and economies of scale.

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

REGULATION AND COMPETITION

Our core businesses are subject to regulation, and all of our businesses are subject to vigorous competition.

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

During 2005 and early 2006, we transitioned most former UNE-P customers to a similar platform service at commercially negotiated terms and prices. Our completion of the FCC-ordered phase out is being litigated before certain state commissions.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

The FCC provided additional relief when it released new broadband rules effective in November 2005 that responded to a recent U.S. Supreme Court decision. The new rules are designed to provide our high speed Internet access services with regulation equivalent to that of our competition, particularly cable modem providers. The new rules are scheduled to be fully phased in by the third quarter of 2006, although the FCC reserved the right to extend the transition.

The states in our region continue to exert economic regulation over much of the revenue generated by our traditional narrowband wireline telecommunications services, though that regulation has been lessening. During the past two years, state legislatures and state regulatory commissions have taken action that moved regulation toward equivalence with our telecommunications competitors by prohibiting state regulation of broadband services, rebalancing rates, and reducing regulation of service bundles.

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

Competition in the yellow pages industry continues to intensify. Major markets are seeing multiple competitors, with many different media competing for advertising revenue. We continue to respond to the increasing competition and the dynamic media environment with investments in product enhancements, multiple delivery options, local promotions, customer value plans, increased advertising and sales execution.

MERGERS, ACQUISITIONS AND DISPOSITIONS

On March 4, 2006, we agreed to merge with AT&T. In the merger, shareholders of BellSouth will receive 1.325 shares of AT&T common stock for each share of BellSouth common stock. The transaction has been approved by the Board of Directors of each company and must be approved by the shareowners of each company. The transaction is subject to review by the Department of Justice (DOJ) and approval by the FCC and various other regulatory authorities. We currently expect the transaction to close by the end of 2006. We expect the combined company will be a more effective and efficient provider in the wireless, broadband, video, voice and data markets. It will also put control of Cingular Wireless in one company.

Over the last 18 to 24 months, we completed the exit of our international operations and increased our investment in the wireless market through Cingular Wireless’ acquisition of AT&T Wireless. The addition of AT&T Wireless filled in Cingular Wireless’ national coverage footprint, added depth to its licensed spectrum position, and added size and scale to compete more effectively. Cingular Wireless’ new advertising campaigns combined with improvements in customer service and network coverage are driving customer loyalty and growth. Customer churn has reduced appreciably, integration efforts are well underway and cost synergies are contributing to margin expansion. This acquisition substantially increases BellSouth’s participation in the wireless industry, bringing wireless to over 40 percent of our proportional revenues including Cingular Wireless. As Cingular completes its integration of AT&T Wireless and executes its strategy, we expect its contribution to BellSouth’s earnings to increase.

HIGHLIGHTS AND OUTLOOK

Consolidated revenues, which do not include our share of Cingular, increased 1.6 percent in the first quarter of 2006 compared to the same quarter of 2005 driven by growth in both the Communications Group and Advertising & Publishing Group. Revenue growth in DSL and long distance as well as in electronic media and print services effectively offset revenue declines from residential and wholesale access line loss. We added a record 263,000 net new DSL customers during the first quarter of 2006 while 179,000 long distance customers were added. We served more than 3.1 million total DSL customers and nearly 7.4 million long distance customers at March 31, 2006.

Wireless substitution continued to drive access line losses in the first three months of 2006. Retail access lines were down 101,000, which included positive retail business line growth of 21,000. Wholesale access lines were down 137,000 compared to year-end 2005 influenced by the change in regulatory position towards UNE-P.

Our cost structure is heavily weighted towards labor and fixed asset related costs. We have adjusted our workforce due to shifts in market share of access lines. Since the beginning of 2001, we have reduced our domestic workforce by slightly more than 17,000 employees, or 22 percent. Further by the end of May 2006, we expect to have reduced our workforce by 1,300 employees in connection with a voluntary force reduction program. Excluding the impacts of hurricanes, we have improved wireline operating margins year-over-year. Sustaining our margins will require continued improvements in productivity to manage our costs as competition intensifies.

Operating cash flow from continuing operations of $1,632 for the first three months of 2006 was $60 lower than the same period in 2005. Capital expenditures were $1,081 for the first three months of 2006 and $750 for the first three months of 2005. The increase in capital expenditures was driven by accelerated broadband investments in infrastructure and

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

systems and storm restoration efforts. Operating cash flows in 2006 will be negatively impacted by higher federal income tax payments as the timing of accelerated tax depreciation in recent years continues to reverse.

Cingular Wireless

Cingular Wireless added nearly 1.7 million net customers in the first quarter of 2006, bringing its nationwide customer base to 55.8 million customers. Customer churn of 1.9 percent in the first quarter of 2006 decreased 30 basis points compared to the same period in the prior year. Year-over-year revenue growth exceeded 9 percent driven by subscriber growth partially offset by a decline in average revenue per user (ARPU). Operating margin has been improving due to revenue growth and operating efficiencies from an improved acquisition cost structure, headcount reductions, systems rationalization and declining customer list amortization.

Consolidated Results of Operations

Key financial and operating data for BellSouth Corporation for the three months ended March 31, 2005 and 2006 are set forth below. All references to earnings per share are on a diluted basis. The discussion of consolidated results should be read in conjunction with the discussion of results by segment directly following this section.

Following Generally Accepted Accounting Principles (GAAP), we use the equity method of accounting for our investment in Cingular Wireless. We record and present our proportionate share of Cingular Wireless’ earnings as net earnings of equity affiliates in our consolidated income statements. Additionally, our financial statements reflect results for our former Latin American operations and other associated activities as Discontinued Operations.

	For the Three Months Ended March 31,		Percent
	2005	2006	Change
Results of operations:
Operating revenues	$ 5,091	$ 5,171	1.6
Operating expenses
Cost of services and products	1,920	2,109	9.8
Selling, general, and administrative expenses	894	931	4.1
Depreciation and amortization	918	893	(2.7)
Provisions (credits) for restructuring	7	(8)	*
Total operating expenses	3,739	3,925	5.0
Operating income	1,352	1,246	(7.8)
Interest expense	291	279	(4.1)
Net (losses) earnings of equity affiliates	(80)	139	*
Other income (expense), net	56	55	(1.8)
Income from continuing operations before income taxes	1,037	1,161	12.0
Provision for income taxes	354	377	6.5
Income from continuing operations	683	784	14.8
Income from discontinued operations, net of tax	381	—	*
Net income	$ 1,064	$ 784	(26.3)

* Not meaningful

Operating revenues

Consolidated operating revenues increased $80 in the first quarter of 2006 compared to the same period in 2005 reflecting growth in DSL, long distance and electronic media and print services. These increases were partially offset by the impact of revenue declines associated with competitive access line losses in the retail and wholesale sectors. Combined revenues from DSL and long distance increased $150 in the first quarter compared to the same period last year. Electronic media and print revenues were $15 higher year over year. Access line-related revenues declined $78 year over year.

Revenue trends are discussed in more detail in the Communications Group and Advertising & Publishing Group segment results sections.

Operating expenses

Total operating expenses increased $186 in the first quarter of 2006 compared to the same period of the prior year. Expenses were significantly impacted by $171 of incremental service restoration and network repair costs from damage caused by Hurricanes Katrina and Wilma. A long distance volume-driven increase of $18 also contributed to the year-over-year growth as well as $20 of higher expenses primarily related to the Advertising & Publishing Group’s expanding electronic media business and new print offers. The year-over-year operating expense comparison benefited from $25 lower depreciation and amortization associated with reduced depreciation rates and a $15 decline associated with accruals for workforce reduction activity.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Operating expense trends are discussed in more detail in the Communications Group and Advertising & Publishing Group segment results sections.

Interest expense

	For the Three Months Ended March 31,
	2005	2006	Change
Interest expense – debt	$263	$ 252	(11)
Interest expense – other	28	27	(1)
Total interest	$291	$ 279	(12)
Average debt balances	$ 19,644	$ 17,384	(2,260)
Effective rate	5.4%	5.8%	40 bps

Interest expense associated with interest-bearing debt was lower in the first quarter of 2006 compared to the same period in the prior year. This was primarily the result of lower average debt balances, partially offset by higher interest rates on variable rate debt. The higher average debt balances in the first quarter of 2005 were due to the incremental borrowings in late 2004 associated with our equity contributions to Cingular to fund its acquisition of AT&T Wireless.

Net earnings (losses) of equity affiliates

	For the Three Months Ended March 31,
	2005	2006	Change
Cingular Wireless	$ (94)	$ 142	$ 236
Other equity investees	14	(3)	(17)
Total	$ (80)	$ 139	$ 219

The increase in earnings from Cingular Wireless in 2006 was attributable to growth in the customer base and merger synergies associated with its increased scale and integration of the former AT&T Wireless operations. See the Wireless segment results section for a further discussion of operational drivers. The decline in earnings from other equity investees is due to the sale of our interest in Cellcom in the third quarter of 2005.

Other income (expense), net

	For the Three Months Ended March 31,
	2005	2006	Change
Interest income	$ 4	$ 5	$ 1
Interest income on advances to Cingular	59	43	(16)
Loss on early extinguishment of debt	(22)	—	22
Other, net	15	7	(8)
Total other income (expense), net	$ 56	$ 55	$ (1)

The decline in interest on advances to Cingular was attributable to principal repayments. Interest income on advances to Cingular is offset by a like amount of interest expense recorded by Cingular and reported in our financial statements in the caption “Net earnings (losses) of equity affiliates.”

Provision for income taxes

	For the Three Months Ended March 31,
	2005	2006	Change
Provision for income taxes	$ 354	$ 377	$ 23
Effective tax rate	34.1%	32.5%	(160 bps)

The lower effective rate in the first quarter of 2006 reflects the benefit of a dividends received deduction related to our investment in Cingular, release of a valuation allowance against state net operating losses and a tax benefit recorded in connection with production activities conducted within the US.

Income from discontinued operations, net of tax

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

Communications Group

The Communications Group is our core domestic business and it includes all domestic wireline voice, data, broadband, long distance, Internet services and advanced voice features. The Communications Group provides these services to an array of customers, including residential, business and wholesale.

BellSouth continues to focus its marketing on long distance and BellSouth® FastAccess® DSL, encouraging customers to purchase packages containing multiple telecommunications services. We also continue to experience access line market share loss due to competition and technology substitution, and we expect these overall trends to continue throughout 2006.

	For the Three Months Ended March 31,		Percent Change
	2005	2006
Segment operating revenues:
Voice	$ 3,154	$ 3,129	(0.8)
Data	1,160	1,264	9.0
Other	304	286	(5.9)
Total segment operating revenues	4,618	4,679	1.3
Segment operating expenses:
Cost of services and products	1,853	1,946	5.0
Selling, general, and administrative expenses	738	742	0.5
Depreciation and amortization	910	886	(2.6)
Total segment operating expenses	3,501	3,574	2.1
Segment operating income	1,117	1,105	(1.1)
Segment net income	664	654	(1.5)
Unusual items excluded from segment net income:
Hurricane Katrina-related expenses	–	(58)	*
Early extinguishment of debt costs	(14)	–	*
Segment net income including unusual items	$ 650	$ 596	(8.3)
*Not meaningful.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

	For the Three Months Ended March 31,		Percent Change
	2005	2006
Key Indicators (000s except where noted)

Switched Access Lines (1):
Residence Retail:
Primary	11,751	11,231	(4.4)
Additional	1,304	1,131	(13.3)
Total Retail Residence	13,055	12,362	(5.3)
Residential Wholesale Voice Lines	2,020	1,392	(31.1)
Total residence	15,075	13,754	(8.8)
Business Retail	5,251	5,327	1.4
Business Wholesale Voice Lines	797	629	(21.1)
Total business	6,048	5,956	(1.5)
Other Retail/Wholesale Lines (primarily payphones)	96	89	(7.3)
Total Switched access lines	21,219	19,799	(6.7)

DSL customers (retail and wholesale)	2,349	3,145	33.9
Retail long distance customers	6,470	7,358	13.7

Switched access and local minutes of use (millions)	16,130	15,324	(5.0)
Retail long distance minutes of use (millions)	6,011	6,626	10.2
Total access minutes of use (millions)	22,141	21,950	(0.9)

Capital expenditures	$ 742	$ 1,072	44.5
(1)	Prior period operating data are often revised at later dates to reflect updated information. The above information reflects the latest data available for the periods indicated.

Segment operating revenues

Growth in consumer long distance and DSL revenue was partially offset by retail residential access line losses, resulting in a 2.2 percent year-over-year increase in consumer revenue. Revenue for our small business unit increased 9.4 percent in the first quarter of 2006 when compared to the same period in 2005. We continue to reacquire and retain customers with competitively priced term agreements while also increasing customer ARPU with DSL and long distance packages. Revenue for our large business segment was essentially flat in the first quarter of 2006 compared to the same period last year. We experienced revenue growth in emerging data products and long distance offsetting declines in core voice and data products. Pricing pressures and, to a lesser extent, volume pressure contributed to the decline in the core product groups. Wholesale revenue decreased 2.7 percent in the first quarter of 2006 compared to the same period in the prior year as a lower UNE-P access line base led to revenue erosion. Also contributing to the decline was continued pressure from the wholesale aggregation of dial-up Internet Service Provider (ISP) traffic. These negative trends were somewhat offset by growth in wireless transport, with revenues from general transport remaining stable.

Voice

Voice revenues decreased $25 in the first quarter of 2006 when compared to the same period in 2005. Access line-related revenues declined $78 due to total switched access line losses of 1,420,000, or 6.7 percent. The access line decline was the result of continued share loss, wireless and broadband technology substitution and, to a lesser extent, losses to Voice over Internet Protocol (VoIP) providers. Wholesale lines totaled almost 2.1 million at March 31, 2006, down 797,000 year over year. Wholesale lines consist primarily of both the grandfathered service provided under invalidated FCC rules (UNE-P) and successor service provided under commercial contracts at negotiated rates. Commercial contracts covered 98 percent of the wholesale lines at March 31, 2006.

In efforts to combat share loss, we continue to grow our package services. At the end of the first quarter of 2006, we had more than 5 million residential packages, representing a nearly 45 percent penetration of our retail primary line residence base. As of March 31, 2006, almost 86 percent of our package customers have long distance in their package and nearly 49 percent have either FastAccess DSL or BellSouth dial-up Internet.

Long distance voice revenue increased $68 in the first quarter of 2006 when compared to the same period in 2005, driven primarily by growth in interLATA and wholesale long distance services sold to Cingular. InterLATA retail revenues increased $52 in the first quarter reflecting continued market share gains driven by marketing efforts and the BellSouth

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Unlimited Long Distance Plans. At March 31, 2006, we had nearly 7.4 million retail long distance customers and a mass-market penetration rate of over 59 percent of our retail customer base.

Switched access revenues decreased $10 in the first quarter of 2006 when compared to the same period in 2005. Declines in volumes were offset by intrastate usage. Our entry into interLATA long distance shifted switched access minutes from other carriers to our service, resulting in a transfer from wholesale switched access revenues to retail long distance revenue. Excluding our retail long distance traffic, switched access and local minutes of use decreased 5.0 percent in the first quarter when compared to the same period in 2005. The decrease is due to access line losses and alternative communications services, primarily wireless and e-mail.

Data

Data revenues increased $104 in the first quarter of 2006 when compared to the same period in 2005. Data revenues were driven primarily by strong growth from the sale of BellSouth® FastAccess® DSL service. Combined wholesale and retail DSL revenues of $382 in the quarter were up $89 when compared to the same period in 2005 due primarily to a larger customer base partially offset by lower ARPU. As of March 31, 2006, we had over 3.1 million DSL customers, an increase of 796,000 customers compared to March 31, 2005. Our simplified retail pricing, promotional activity and lower churn drove DSL net subscriber additions of 263,000 in the first quarter of 2006. During the quarter, net subscriber additions to BellSouth’s two highest-speed DSL products made up 80 percent of total DSL net customer additions.

Revenue from other retail data products increased 4 percent in the first quarter of 2006 when compared to the same period in 2005. Revenue from our long distance offerings in complex business and emerging data services, particularly BellSouth Metro Ethernet Service and BellSouth Virtual Private Network, were the primary drivers. While pricing pressures continue to impact legacy products, the rate of price declines is moderating.

Revenue from the sale of wholesale data transport services, including long distance companies and CLECs, remained flat in the first quarter of 2006 when compared to the same period in 2005. Declines in data transport sold to inter-exchange carriers as they continue to reduce their network costs in response to declining volumes and lower revenue related to dial-up ISP traffic were offset by revenue growth in transport sold to wireless carriers as wireless subscribers and volumes continue to expand.

Other

Other revenues decreased $18 in the first quarter of 2006 when compared to the same period in 2005 reflecting wholesale long distance volume declines.

Segment operating expenses

Cost of services and products

Cost of services and products increased $93 in the first quarter of 2006 when compared to the same period in 2005. The increase includes: a $90 increase in contract services predominantly related to network repairs associated with damage caused by Hurricane Wilma which struck southern Florida in late October 2005; $18 in costs of good sold principally driven by higher volumes in long distance services; and $14 in labor costs due primarily to increased overtime costs associated with network restoration. These increases were partially offset by a reduction of $8 related to penalties associated with CLEC service parity requirements.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $5 in the first quarter of 2006 when compared to the same period in 2005. The increase reflects a $23 increase in contract services primarily related to information technology platform development costs, $13 increase in advertising and $10 increase in sales commissions, offset by decreases of $22 in labor costs and $15 in legal and other fees.

Depreciation and amortization

Depreciation and amortization expense decreased $24 during the first quarter of 2006 when compared to the same period in 2005 reflecting reduced depreciation rates under the group life method of depreciation partially offset by capital spending in the previous 12 months.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Wireless

We own a 40 percent economic interest in Cingular Wireless, a joint venture with AT&T. Because we exercise influence over the financial and operating policies of Cingular Wireless, we use the equity method of accounting for this investment. Under the equity method of accounting, we record our proportionate share of Cingular Wireless' earnings in our consolidated statements of income. These earnings are included in the caption "Net earnings (losses) of equity affiliates." For management purposes, we evaluate our Wireless segment based on our proportionate share of Cingular Wireless’ results. Accordingly, results for our Wireless segment reflect the proportional consolidation of 40 percent of Cingular Wireless’ financial results.

The wireless industry continued its strong growth trajectory seen in 2005 during the first quarter of 2006. Despite industry consolidation, competition continues to be intense among the current four national competitors, their affiliates and the smaller regional carriers. Cingular Wireless’ ARPU declined 2.3 percent from the first quarter of 2005 to the first quarter of 2006, driven primarily by lower voice ARPU partially offset by increased data ARPU. Data revenue continues to play an increasingly important role in revenue composition, rising from 7.5 percent of ARPU during the first quarter of 2005 to 10.8 percent of ARPU in the first quarter of 2006.

	For the Three Months Ended March 31,		Percent Change
	2005	2006
Segment operating revenues:
Service revenues	$ 2,968	$ 3,202	7.9
Equipment revenues	324	390	20.4
Total segment operating revenues	3,292	3,592	9.1
Segment operating expenses:
Cost of services and products	1,375	1,452	5.6
Selling, general, and administrative expenses	1,159	1,119	(3.5)
Depreciation and amortization	474	461	(2.7)
Total segment operating expenses	3,008	3,032	0.8
Segment operating income	284	560	97.2
Segment net income	$ 67	$ 243	262.7

Unusual items excluded from segment net income:
Merger integration costs	(21)	(56)	*
Wireless merger intangible amortization	(100)	(85)	*
Segment net income including unusual items	(54)	102	*

Key Indicators (100% Cingular):
Cellular/PCS Customers (000s)	50,350	55,810	10.8
Wireless service average monthly revenue per customer – Cellular/PCS	$ 49.60	$ 48.48	(2.3)
Capital Expenditures	$ 971	$ 1,441	48.4

* Not meaningful

Segment operating revenues

During the first quarter of 2006, Cingular had net additions of 1.7 million customers, up from 1.4 million during the first quarter of 2005 and resulting in 55.8 million cellular/PCS customers on March 31, 2006. Customer gross additions during the quarter totaled 4.7 million, up slightly from the same period a year ago. The slight increase in customer gross additions was primarily driven by new prepaid offerings launched in mid-2005 and strong reseller gross additions.

For the first quarter of 2006, the cellular/PCS churn rate was 1.9 percent, down from 2.2 percent in the corresponding prior year period. The decline resulted primarily from a lower churn rate in the postpaid subscriber base. Postpaid churn for the first quarter of 2006 was 1.6 percent, down from 1.9 percent in the corresponding prior year period. Cingular believes that the decline in its postpaid churn resulted from better network quality and coverage, a more positive overall customer experience, more attractive rate plans, exclusive devices and free mobile-to-mobile calling to over 55.8 million Cingular subscribers.

Cellular/PCS ARPU declined 2.3 percent to $48.48 in the first quarter, down from $49.60 in the prior year quarter. This decline was driven by an increased percentage of reseller customers which generally have a lower ARPU, an increase in the number of customers on plans allowing free mobile-to-mobile calling, and an increased percentage of customers on lower access revenue FAMILYTALK® plans. These factors were partially offset by incremental revenue drivers related to data products such as ring tones and messaging.

Segment operating revenues, consisting of service revenue and equipment sales, increased $300 in the first quarter of 2006 when compared with the same period of 2005. The growth in service revenue of $234 during the first quarter of 2006

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

was primarily due to the increases in local service voice and data revenues partially offset by decreases to incollect roaming and other revenue. The local service voice component of total service revenues includes recurring monthly access charges, airtime usage, including prepaid service, and charges for optional features and services, such as voice mail, mobile-to-mobile calling, roadside assistance, caller ID and handset insurance. It also includes billings to Cingular Wireless’ customers for the USF and other regulatory fees and taxes. The key driver of the increase in local service voice revenues for the first quarter of 2006 was an increase of 10.5 percent in the average number of cellular/PCS subscribers. The increase in local service revenues was partially offset by the 2.3 percent decline in Cingular’s ARPU.

Increases in data revenues also favorably impacted total service revenues. Data revenues which increased $121 over the same prior year period, partially offset the decline in ARPU, driven by greater data service penetration and usage of SMS messaging and other data services by Cingular’s cellular/PCS subscribers.

Incollect roaming revenues decreased $16 when compared with amounts from the corresponding prior year period. Incollect roaming revenues continue to be unfavorably impacted by the bundling of “free” roaming minutes with all-inclusive regional and national rate plans.

Long distance revenues for the first quarter of 2006 increased $5 from the corresponding prior year period due primarily to an increase in domestic long distance revenues.

Equipment sales, comprised of product, accessory and upgrade sales, contributed $66 to the increase in total operating revenues during the first quarter of 2006. The increase was primarily driven by higher priced handsets, including exclusive devices, despite lower postpaid gross additions and upgrade volumes compared to the corresponding prior year period.

Segment operating expenses

Cost of services and products

Cost of services and products increased $77 in first quarter of 2006 when compared to the same period of 2005 primarily driven by increased network usage and sales of higher-end, higher cost customer handsets.

The local systems component of cost of services increased $52 and resulted primarily from higher interconnection fees associated with a 22.8 percent growth in system minutes of use; higher facilities related costs resulting from an increase in cell sites; and an increase in local network system costs primarily related to increased network system usage and associated expansion costs. These increases were partially offset by a decrease of $8 for reseller services expense and $15 from USF fees. The reseller services expense decrease resulted from a 43 percent decrease in minutes of use on the T-Mobile network offset by increased data related expenses due to volume increases, while a decreased contribution rate partially contributed to the USF decrease.

Third-party network system costs increased $35 when compared to the same period of the prior year resulting from increases of $19 and $16 for incollect roaming and long distance, respectively. Both increases were driven by higher volumes of minutes of use resulting from the increased number of average subscribers, partially offset by rate reductions.

Equipment sales expenses grew $13 when compared to the same period of the prior year primarily due to a 13.3 percent increase in the average cost per unit sold driven by higher-end handsets, including exclusive devices, despite a lower volume of postpaid gross additions as compared to the first quarter of the prior year. The increase related to price was partially offset by freight, vendor credits and other product cost savings.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased $40 in the first quarter of 2006 when compared to the same period of 2005. Selling expenses were relatively flat. Costs for maintaining and supporting Cingular’s customer base decreased principally due to a decrease in bad debt primarily from improved collections, driving lower net write-offs, and a decrease in customer service costs due to reduced outsourced professional services at call centers. Additionally, administrative expenses decreased as a result of headcount reductions.

Depreciation and amortization

Depreciation expense of $458 declined $10 when compared to the same period in 2005 primarily due to the revaluation of acquired AT&T Wireless assets pursuant to the network rationalization plans approved in 2005. This decrease was offset by additional depreciation related to Cingular Wireless’ increased network investment. Amortization expense for the first quarter decreased by $3 primarily due to amortization associated with intangible assets that became fully amortized during 2005 and the first quarter of 2006.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Advertising & Publishing Group

Our Advertising & Publishing Group is comprised of companies in the US that publish, print, and sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic media offerings.

In the first quarter of 2006, our Advertising & Publishing Group continued to see the favorable impact from strategic initiatives implemented in 2005, partially offset by continued competitive pressures.

	For the Three Months Ended March 31,		Percent Change
	2005	2006
Segment operating revenues	$ 491	$ 506	3.1
Segment operating expenses:
Cost of services and products	90	93	3.3
Selling, general, and administrative expenses	163	179	9.8
Depreciation and amortization	7	8	14.3
Total segment operating expenses	260	280	7.7
Segment operating income	231	226	(2.2)
Segment net income	$ 141	$ 140	(0.7)

Capital Expenditures	$ 9	$ 9	–

Segment operating revenues

Segment operating revenues increased $15 in the first quarter of 2006 compared to the same period of 2005. These increases include an improvement in print revenues as a result of core print growth and new products, and growing electronic media revenues, partially offset by $6 of revenue reserves for customers impacted by Hurricane Katrina.

Segment operating expenses

Cost of services and products increased $3 in the first quarter of 2006 compared to the same period of the prior year primarily reflecting the impact of increased distribution volumes and growth initiatives in the electronic media business. Selling, general, and administrative expenses increased $16 in the first quarter compared to the same period of the prior year, primarily driven by increases in selling, advertising and facilities for expansion initiatives and an increase in employee benefits. Partially offsetting these increases was a decline in uncollectible expense.

Liquidity and Financial Condition

BellSouth’s cash generation and financial position enable it to reinvest in its business while distributing substantial cash to its shareholders. BellSouth’s priorities for the use of cash are to fund investment opportunities, maintain a capital structure that balances a low weighted-average cost of capital against an appropriate level of financial flexibility, and distribute cash to shareholders in the form of dividends and share repurchases.

Sources and uses of cash

Our primary source of cash flow is dividends from our consolidated operating subsidiaries. Our subsidiaries generate sufficient cash flow to fund their capital expenditures. Generally, we do not permit these subsidiaries to accumulate cash, but require them to distribute cash to us in the form of dividends. Our subsidiaries no longer issue external debt, and they redeem existing debt as it matures. Any subsidiary financing needs are provided by BellSouth, either through available cash or through external financing. In addition, after funding capital expenditures and redeeming maturing debt, Cingular Wireless distributes 40 percent of its remaining cash, reflecting our ownership percentage, to BellSouth.

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

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Net cash provided by (used for):

	For the Three Months Ended March 31,
	2005	2006	Change
Continuing Operations
Operating activities	$1,692	$1,632	$(60)	(3.5%)
Investing activities	$560	$(1,813)	$(2,373)	*
Financing activities	$(2,301)	$1	$2,300	*
Discontinued Operations	$(115)	$—	$115	*

*Not meaningful

Cash generated by operations declined $60 in the first quarter of 2006 as compared to the same period in the prior year due primarily to higher incremental cash expenses associated with network restoration from hurricane damage sustained in late 2005. Partially offsetting this negative impact was higher operating income (absent hurricane-related expense) and positive changes in working capital.

Operating cash flows in 2006 will be negatively impacted by higher federal income tax payments as the timing of accelerated tax depreciation in recent years continues to reverse.

CAPITAL EXPENDITURES

Capital expenditures consist primarily of (a) gross additions to property, plant and equipment having an estimated service life of one year or more, plus incidental costs of preparing the asset for its intended use, and (b) gross additions to capitalized software. Our capital expenditures of $1,081 during the first three months of 2006 and of $750 during the first three months of 2005 were incurred to support our wireline network, to promote the introduction of new products and services and to increase operating efficiency and productivity. The increase in capital expenditures compared to the prior period relates primarily to increased spending for broadband investments in infrastructure and systems and expenditures of approximately $135 for Hurricane Katrina restoration efforts in the first quarter of 2006.

WIRELESS

In general, Cingular Wireless funds its capital and operating cash requirements from operations. To the extent additional funding is required, BellSouth and AT&T provide unsubordinated short-term financing on a pro rata basis. As of March 31, 2006, BellSouth had outstanding advances under the line of credit of $671. During 2006, we expect Cingular Wireless to utilize its operating cash flow after capital expenditures primarily to pay its maturing third- party debt.

DISTRIBUTIONS TO SHAREHOLDERS

Dividends

Our Board of Directors considers the cash dividend on a quarterly basis. BellSouth has paid a dividend each quarter since it began operations in 1984. Over the last three years, BellSouth increased its quarterly dividend 45 percent from 20 cents per common share to 29 cents per common share. Under the merger agreement with AT&T, however, without AT&T’s prior written consent, BellSouth is not permitted to pay a quarterly dividend in excess of 29 cents per share.

Share repurchases

BellSouth uses share repurchases to help manage cash distributions to shareholders. In October 2005, BellSouth’s board of directors authorized the repurchase of up to $2 billion of BellSouth’s common shares through 2007. Under this plan, we repurchased nearly $1 billion through December 31, 2005 and approximately $42 during the first quarter of 2006. Under the merger agreement with AT&T, however, without AT&T’s prior written consent, BellSouth is not permitted to repurchase shares other than that necessary to offset shares issued in connection with employee benefit plans or the direct investment plan. Further, share repurchases may not exceed $500 per fiscal quarter.

EXTERNAL FINANCING

Credit ratings

At March 31, 2006, our long-term debt rating was A2 from Moody’s Investor Service and A from Standard and Poor’s. Our short-term debt rating at March 31, 2006 was P-1 from Moody’s and A-1 from Standard and Poor’s. In January 2006, Standard and Poor’s placed BellSouth’s short- and long-term credit ratings on CreditWatch with negative implications. Standard and Poor’s indicated that its action resulted from its concern over the increasing uncertainty of the business prospects of the local wireline business. BellSouth remains on CreditWatch with negative implications following the March 2006 announcement of the pending merger between BellSouth and AT&T. Moody’s placed BellSouth’s long- and short-term debt ratings on review for possible downgrade following the March 2006 announcement of the pending merger.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Financing arrangements

As of March 31, 2006, our authorized commercial paper program was $10.5 billion, with $2.1 billion outstanding. We believe that we have ready access to the commercial paper market in the event we need funding in excess of our operating cash flows. We also have an effective registration statement on file with the Securities and Exchange Commission under which we could issue $3.1 billion of long-term debt securities. However, the merger agreement with AT&T provides that we cannot incur additional indebtedness in excess of $1.5 billion in the aggregate without AT&T’s prior written consent.

BellSouth and BellSouth Telecommunications currently have debt outstanding under various indentures that we have entered into over the past thirteen years. None of these indentures contain any financial covenants. They do contain limitations that restrict the Company’s (or the affiliate of the company that is a party to the indenture) ability to create liens on their properties or assets (but not the properties or assets of their subsidiaries) except in specified circumstances. None of these indentures contains any provisions that are tied to the ratings assigned to the Company or its affiliates by an external debt rating agency. Further, none of these indentures contains cross-default provisions.

Effective April 29, 2005, we entered into a syndicated line of credit in the amount of $3.0 billion. This line of credit serves as a backup facility for our commercial paper program and will expire on April 29, 2008. We do not have any balances outstanding under the line of credit.

Except as described in this paragraph, the line of credit contains no financial covenants or requirements for compensating balances. Further, the line of credit does not contain any provisions that are tied to the ratings assigned to us or our affiliates by an external debt rating agency. The line of credit limits the debt of the Company and its consolidated subsidiaries to 300 percent of consolidated earnings before interest, taxes, depreciation and amortization for the preceding four quarters. During the first quarter of 2006, this debt to earnings ratio was approximately 215 percent. In addition, the line of credit prohibits the Company and its significant subsidiaries from permitting liens to be placed on their properties or assets except in specified circumstances. If BellSouth or any of our subsidiaries defaults on any outstanding debt in excess of $200, an event of default will occur under the line of credit.

Market Risk

For a complete discussion of our market risks, you should refer to the caption “Quantitative and Qualitative Disclosure About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2005. Our primary exposure to market risks relates to unfavorable movements in interest rates and changes in equity investment prices. We do not anticipate any significant changes in our objectives and strategies with respect to managing such exposures.

In order to limit our risk from fluctuations in interest rates, we enter into interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Other than repayments of debt as discussed in the Liquidity and Financial Condition Section, there are no material changes with respect to off-balance sheet arrangements and aggregate contractual obligations as presented in our annual report on Form 10-K for the year ended December 31, 2005.

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

For a description of material developments relating to certain pending legal proceedings, see Note L to the consolidated financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005 and the factor set forth below, all of which could materially affect our business, financial condition or future results. These described risks are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The pending merger with AT&T may create uncertainty for our customers, employees and suppliers.

On March 5, 2006, we announced that we had entered into a merger agreement with AT&T. Completion of the merger requires certain regulatory and shareholder approvals. The merger is currently expected to close by the end of 2006. Current employees may experience uncertainty about their post-merger roles with AT&T. This may materially adversely affect the ability of BellSouth to attract and retain key management, sales, marketing, technical and other personnel. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with AT&T following the merger. Accordingly, no assurance can be given that we will be able to attract or retain key employees to the same extent as we have in the past. Further, diversion of attention from ongoing operations on the part of management and employees could adversely affect our customers, suppliers and other parties with whom we have relationships. While the merger is pending, customers and strategic partners may delay or defer decisions to use BellSouth services, which could adversely affect our revenues and earnings, as well as the market price of our common shares.

In addition, customers may experience uncertainty about their BellSouth services, including network integration, pricing, and customer service, after the closing of the merger. This may materially adversely affect the ability of BellSouth to gain new customers and retain existing customers.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of our equity securities during the first quarter of 2006.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value that May Yet Be Purchased Under the Plan (2)
January 1 - 31, 2006	1,551,086	$ 27.28	1,550,700	$ 1,012,540,000
February 1 -28, 2006	33,063	$ 29.98	—	—
March 1 -31, 2006	218,800	$ 31.97	—	—
Total	1,802,949	$ 27.90	1,550,700	$ 1,012,540,000

(1) Includes 252,249 shares purchased from employees to pay taxes related to the vesting of restricted shares, at an average price of $31.70, and 1,550,700 shares purchased from the external markets, at an average price of $27.28. Excludes shares purchased from employees to pay taxes related to the exercise of stock options.

(2) On October 25, 2005, we announced that the Board of Directors authorized the repurchase of up to $2 billion of common stock through the end of 2007. Under the merger agreement with AT&T, share repurchases may not exceed $500 million per fiscal quarter. Furthermore, BellSouth may not repurchase shares other than as necessary to offset shares issued in connection with employee benefit plans or the direct investment plan.

Item 6. Exhibits

Exhibit
Number

4a

No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such instrument to the SEC upon request.

11	Computation of Earnings Per Common Share.
12	Computation of Ratio of Earnings to Fixed Charges.
31a	Section 302 certification of F. Duane Ackerman.
31b	Section 302 certification of W. Patrick Shannon.
32	Statement Required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLSOUTH CORPORATION

By /s/ Raymond E. Winborne, Jr.

RAYMOND E. WINBORNE, JR.

Controller

(Principal Accounting Officer)

May 3, 2006

EXHIBIT INDEX

Exhibit
Number

4a

No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such instrument to the SEC upon request.

11	Computation of Earnings Per Common Share.
12	Computation of Ratio of Earnings to Fixed Charges.
31a	Section 302 certification of F. Duane Ackerman.
31b	Section 302 certification of W. Patrick Shannon.
32	Statement Required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.