Form 10-Q
period 2006-06-30
BELLSOUTH CORP
filed 2006-08-01
CIK 732713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

---------------------------------------------------------------------

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At July 27, 2006, 1,815,793,584 common shares were outstanding.

PART I – FINANCIAL INFORMATION

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
Operating revenues:
Communications Group	$ 4,598	$ 4,647	$ 9,191	$ 9,300
Advertising & Publishing Group	527	543	1,015	1,046
All other	17	16	27	31
Total operating revenues	5,142	5,206	10,233	10,377

Operating expenses:
Cost of services and products (excludes depreciation
and amortization shown separately below)	1,925	1,960	3,845	4,069
Selling, general, and administrative expenses	943	970	1,837	1,901
Depreciation and amortization	916	898	1,834	1,791
Provisions for restructuring	8	73	15	65
Total operating expenses	3,792	3,901	7,531	7,826

Operating income	1,350	1,305	2,702	2,551
Interest expense	285	279	576	558
Net earnings (losses) of equity affiliates	68	213	(12)	352
Other income (expense), net	56	67	112	122
Income from continuing operations before income taxes	1,189	1,306	2,226	2,467
Provision for income taxes	394	419	748	796
Income from continuing operations	795	887	1,478	1,671
Income from discontinued operations, net of tax	—	—	381	—

Net income	$ 795	$ 887	$ 1,859	$ 1,671

Weighted-average common shares outstanding:
Basic	1,831	1,806	1,831	1,802
Diluted	1,835	1,813	1,835	1,809
Dividends declared per common share	$ 0.29	$ 0.29	$ 0.56	$ 0.58

Basic earnings per share:
Income from continuing operations	$ 0.43	$ 0.49	$ 0.81	$ 0.93
Discontinued operations, net of tax	—	—	0.21	—
Net income	$ 0.43	$ 0.49	$ 1.02	$ 0.93
Diluted earnings per share:
Income from continuing operations	$ 0. 43	$ 0.49	$ 0.81	$ 0.92
Discontinued operations, net of tax	—	—	0.21	—
Net income*	$ 0.43	$ 0.49	$ 1.01	$ 0.92

*Net income per share may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	December 31,	June 30,
	2005	2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$427	$259
Short-term investments	—	483
Accounts receivable, net of allowance for uncollectibles of $289 and $274	2,555	2,472
Material and supplies	385	408
Other current assets	842	932
Total current assets	4,209	4,554

Investments in and advances to Cingular Wireless	21,274	22,108
Property, plant and equipment, net	21,723	21,920
Other assets	7,814	8,250
Intangible assets, net	1,533	1,606
Total assets	$56,553	$58,438

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt maturing within one year	$4,109	$4,325
Accounts payable	1,040	911
Other current liabilities	3,505	4,131
Total current liabilities	8,654	9,367

Long-term debt	13,079	13,047

Noncurrent liabilities:
Deferred income taxes	6,607	6,713
Other noncurrent liabilities	4,679	4,740
Total noncurrent liabilities	11,286	11,453

Shareholders’ equity:
Common stock, $1 par value (8,650 shares authorized; 1,798 and 1,812 shares outstanding)	2,020	2,020
Paid-in capital	7,960	7,919
Retained earnings	20,383	20,965
Accumulated other comprehensive income (loss)	(14)	19
Shares held in trust and treasury	(6,815)	(6,352)
Total shareholders’ equity	23,534	24,571

Total liabilities and shareholders’ equity	$56,553	$58,438

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(Unaudited)

	For the Six Months Ended June 30,
	2005	2006
Cash Flows from Operating Activities:
Net income	$1,859	$1,671
Less income from discontinued operations, net of tax	(381)	—
Income from continuing operations	$1,478	$1,671
Adjustments to reconcile income to cash provided by operating activities from continuing operations:
Depreciation and amortization	1,834	1,791
Provision for uncollectibles	165	147
Net losses (earnings) of equity affiliates	12	(352)
Deferred income taxes	117	58
Pension income	(266)	(261)
Stock-based compensation expense	48	32
Loss on extinguishment of debt	42	—
Net change in:
Accounts receivable and other current assets	(163)	(155)
Accounts payable and other current liabilities	391	410
Deferred charges and other assets	(40)	3
Other liabilities and deferred credits	204	195
Other reconciling items, net	(2)	23
Net cash provided by operating activities from continuing operations	3,820	3,562

Cash Flows from Investing Activities:
Capital expenditures	(1,579)	(2,031)
Investment in short-term instruments	(12)	(1,105)
Proceeds from sale of short-term instruments	28	622
Proceeds from sale of operations	930	—
Investments in debt and equity securities	(103)	(343)
Proceeds from sale of debt and equity securities	14	135
Net repayments from (advances to) Cingular Wireless	787	(477)
Other investing activities, net	(12)	(22)
Net cash provided by (used for) investing activities from continuing operations	53	(3,221)

Cash Flows from Financing Activities:
Net borrowings (repayments) of short-term debt	(1,630)	633
Repayments of long-term debt	(1,267)	(429)
Dividends paid	(988)	(1,046)
Purchase of treasury shares	(83)	(52)
Proceeds from issuing common stock	38	380
Other financing activities, net	(23)	5
Net cash (used in) provided by financing activities from continuing operations	(3,953)	(509)

Net decrease in cash and cash equivalents from continuing operations	(80)	(168)

Cash flows from discontinued operations:
Net cash provided by operating activities	10	—
Net cash used for investing activities	(125)	—
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents from discontinued operations	(115)	—
Net increase (decrease) in cash and cash equivalents	(195)	(168)
Cash and cash equivalents at beginning of period	680	427
Cash and cash equivalents at end of period	$485	$259

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(IN MILLIONS)

(Unaudited)

	Number of Shares		Amount
	Common Stock	(a) Shares Held in Trust and Treasury	Common Stock	Paid-in Capital	Retained Earnings	Accum. Other Comprehensive Income (Loss)	(a) Shares Held in Trust and Treasury	Total

Balance at December 31, 2004	2,020	(189)	$ 2,020	$ 7,840	$ 19,267	$ (157)	$ (5,904)	$ 23,066

Net income					1,859			1,859
Other comprehensive income, net of tax						87		87
Total comprehensive income								1,946
Dividends declared					(1,024)			(1,024)
Purchase of treasury stock		(3)					(83)	(83)
Share issuances for employee benefit plans		4		(55)	(49)		142	38
Stock-based compensation				48				48
Tax benefit related to stock options				3				3
Balance at June 30, 2005	2,020	(188)	$ 2,020	$ 7,836	$ 20,053	$ (70)	$ (5,845)	$ 23,994

Balance at December 31, 2005	2,020	(222)	$ 2,020	$ 7,960	$ 20,383	$ (14)	$ (6,815)	$ 23,534

Net income					1,671			1,671
Other comprehensive income, net of tax						33		33
Total comprehensive income								1,704
Dividends declared					(1,042)			(1,042)
Purchase of treasury stock		(2)					(52)	(52)
Share issuances for employee benefit plans		16		(81)	(47)		515	387
Stock-based compensation				32				32
Tax benefit related to stock options				8				8
Balance at June 30, 2006	2,020	(208)	$ 2,020	$ 7,919	$ 20,965	$ 19	$ (6,352)	$ 24,571

(a)	Trust and treasury shares are not considered to be outstanding for financial reporting purposes.

	As of June 30,
	2005	2006
Shares held in trust	26	17
Shares held in treasury	162	191
Total	188	208

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

NOTE B – RECENTLY ISSSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for BellSouth beginning January 1, 2007. We are currently evaluating the impact FIN 48 will have on our financial statements.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
Basic common shares outstanding	1,831	1,806	1,831	1,802
Incremental shares from stock-based compensation and benefit plans	4	7	4	7
Diluted common shares outstanding	1,835	1,813	1,835	1,809
Common stock equivalents excluded from the computation	77	57	77	58

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE D – DISCONTINUED OPERATIONS (Continued)

Summarized results of operations for the discontinued operations for the six months ended June 30, 2005 are as follows:

2005
Revenue	$ 66
Operating loss	(5)
Gain on sale of operations	629
Income before income taxes	616
Income tax expense	235
Income from discontinued operations	$ 381

NOTE E - MERGER OF BELLSOUTH AND AT&T

On March 4, 2006, we agreed to merge with a subsidiary of AT&T Inc. (AT&T) in a transaction in which each share of BellSouth common stock will be exchanged for 1.325 shares of AT&T common stock. The stock consideration in the transaction is expected to be tax-free to our shareholders. Our shareholders approved the merger in July 2006. The acquisition, which is subject to approval by regulatory authorities, and other customary closing conditions, is currently expected to close in the fall of 2006. However, it is possible that factors outside of our control could require us to complete the merger at a later time or not to complete it at all. The terms of certain of our agreements, including contracts, employee benefit arrangements and debt instruments, have provisions which could result in changes to the terms or settlement amounts of these agreements upon a change in control of BellSouth.

NOTE F - INVESTMENTS IN AND ADVANCES TO CINGULAR WIRELESS

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

The following table displays the summary financial information of Cingular Wireless. These amounts are shown on a 100 percent basis.

	December 31, 2005	June 30, 2006
Balance Sheet Information:
Current assets	$ 6,049	$ 6,339
Noncurrent assets	$ 73,270	$ 72,605
Current liabilities	$ 10,008	$ 9,306
Noncurrent liabilities	$ 23,790	$ 23,171
Minority interest	$ 543	$ 595
Members’ capital	$ 44,978	$ 45,872

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
Income Statement Information:
Revenues	$ 8,609	$ 9,218	$ 16,838	$ 18,198
Operating income	$ 504	$ 1,017	$ 618	$ 1,824
Net income (loss)	$ 147	$ 540	$ (93)	$ 894

As of June 30, 2006, our book investment exceeded our proportionate share of the net assets of Cingular Wireless by $456.

Advance

We have an advance to Cingular Wireless that, with interest, totaled $2,622 at December 31, 2005 and June 30, 2006. This advance earns an interest rate of 6.0 percent per annum and matures on June 30, 2008.

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE F - INVESTMENTS IN AND ADVANCES TO CINGULAR WIRELESS (Continued)

Revolving Line of Credit

BellSouth and AT&T provide unsubordinated short-term financing on a pro rata basis for Cingular Wireless’ ordinary course of business cash requirements. Under the terms of the line of credit, Cingular Wireless’ available cash (as defined), if any, is applied first to repay amounts loaned to Cingular Wireless under the line of credit. Remaining available cash is applied to the repayment of the advance described above. Borrowings bear interest at 1-Month LIBOR plus 0.05 percent payable monthly. The line of credit terminates on July 31, 2007. Borrowings from BellSouth under the revolving credit line, including interest, were $204 at December 31, 2005 and $681 at June 30, 2006.

Provision of Services

We also generate revenues from Cingular Wireless in the ordinary course of business for the provision of local interconnection services, long distance services, sales agency fees and customer billing and collection fees.

Interest and Revenue Earned from Cingular Wireless:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
Revenues	$ 160	$ 196	$ 334	$ 393
Interest income on advances	$ 57	$ 48	$ 116	$ 91

Interest income on advances are offset by a like amount of interest expense recorded by Cingular Wireless and reported in our financial statements in the caption “Net earnings (losses) of equity affiliates.”

Receivables and payables incurred in the ordinary course of business are recorded on our balance sheets as follows:

	December 31, 2005	June 30, 2006
Receivable from Cingular	$ 51	$ 89
Payable to Cingular	$ 54	$ 50

NOTE G - DEBT

On January 18, 2005, we redeemed $400 of 40-year, 6.75 percent debentures, due October 15, 2033. The redemption price was 103.33 percent of the principal amount, and resulted in recognition of a loss of $22, or $14 net of tax, which includes $9 associated with fully expensing remaining discount and deferred debt issuance costs.

On May 18, 2005 we redeemed $300 of 40-year, 7.625 percent debentures, due May 15, 2035. The redemption price was 103.66 percent of the principal amount, and resulted in recognition of a loss of $20, or $12 net of tax, which includes $9 associated with fully expensing remaining discount and deferred debt issuance costs.

NOTE H - WORKFORCE REDUCTION AND RESTRUCTURING

Based on competitive activity in the telecommunications industry, continued economic pressures, realignment of our business and productivity improvements, we have periodically initiated workforce reductions and recorded charges for early termination benefits.

In December 2005, we announced that we would reduce our management workforce by approximately 1,500 employees. The plan included a voluntary program offering a special termination benefit followed by an involuntary program to the extent necessary to achieve the targeted reductions. As a result of the pending merger of BellSouth and AT&T, we modified the terms of the fourth quarter 2005 announced workforce reduction by eliminating the involuntary component that was scheduled to follow the voluntary offer. Accordingly, in the first quarter of 2006 we reversed the minimum liability accrued (except with respect to the 60 employees who had already accepted under that program). Based on the acceptances of the voluntary offer, we accrued $73 for the second quarter of 2006 and $127 for the first half of 2006. Under the modified plan, we reduced our management workforce by approximately 1,350 employees. This reduction program was substantially complete at the end of June 2006.

In addition, we recorded restructuring charges totaling $24 for non-management surpluses announced in the first and second quarters of 2006.

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE H - WORKFORCE REDUCTION AND RESTRUCTURING (Continued)

The following table summarizes activity associated with the workforce reduction and restructuring liability for the six months ended June 30, 2006:

Balance at December 31, 2005	$ 100
Accruals	151
Cash Payments	(132)
Adjustments	(86)
Balance at June 30, 2006	$ 33

Adjustments to the employee separations accrual are due to the reversal noted above as well as estimated demographics being different than actual demographics of employees that separated from the Company.

NOTE I - EMPLOYEE BENEFITS PLANS

Substantially all of our employees are covered by noncontributory defined benefit pension plans. We provide certain medical, dental and life insurance benefits to substantially all retired employees under various plans and accrue actuarially-determined postretirement benefit costs as active employees earn these benefits. Management employees hired after January 1, 2001 are provided access to medical benefits at retirement but are required to pay 100 percent of the cost.

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

	Pension Benefits		Other Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2005	2006	2005	2006
Service cost	$ 51	$ 49	$ 30	$ 32
Interest cost	147	149	146	146
Expected return on plan assets	(320)	(318)	(84)	(87)
Amortizations:
Unrecognized net obligation	—	—	18	13
Unrecognized prior service cost	(11)	(11)	57	45
Unrecognized (gain) loss	—	—	25	28
Net periodic benefit cost (income)	$ (133)	$ (131)	$ 192	$ 177

	Pension Benefits		Other Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
Service cost	$ 103	$ 98	$ 61	$ 63
Interest cost	294	299	292	292
Expected return on plan assets	(642)	(637)	(168)	(174)
Amortizations:
Unrecognized net obligation	—	—	36	26
Unrecognized prior service cost	(21)	(21)	113	90
Unrecognized (gain) loss	—	—	51	57
Net periodic benefit cost (income)	$ (266)	$ (261)	$ 385	$ 354

Employer Contributions

Due to the funded status of our pension plans, we do not expect to make contributions to these plans in 2006. Consistent with prior years, we expect to contribute cash to the Voluntary Employee Beneficiary Association trusts to fund other benefit payments. During the six months ended June 30, 2006, we contributed $179 to fund these other benefits and expect to contribute approximately $150 to $200 during the remainder of 2006.

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE I - EMPLOYEE BENEFITS PLANS (Continued)

Cash Balance Pension Plans

In July 2003, a Federal district court in Illinois ruled that the benefit formula used in International Business Machines Corporation's (IBM) cash balance pension plan violated the age discrimination provisions of the Age Discrimination in Employment Act and the Employee Retirement Income Security Act. Subsequent opinions of several other U.S. district courts have conflicted with that court’s view, while others have agreed. Congress is presently considering legislation that could clarify the legal status of cash balance plans under the applicable age discrimination rules. At this time, it is unclear what effect, if any, these decisions or possible Congressional action may have on our tax-qualified cash balance pension plans or our financial condition.

NOTE J - STOCK COMPENSATION PLANS

We have granted stock-based compensation awards to key employees under several plans. One share of BellSouth common stock is the underlying security for any award under these plans. Under the stock plan approved by shareholders in 2004, the maximum number of shares available for future grants is limited to 80 million reduced by awards granted and increased by shares tendered in option exercises. In 2003, we used the retroactive restatement method provided by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to adopt the expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) by restating all periods beginning on or after January 1, 1995 (the effective date of SFAS No. 123). Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” (SFAS No. 123R) using the modified prospective application of its provisions; therefore, our financial statements for prior periods will not be restated. The cumulative effect of adopting SFAS No. 123R was immaterial. Because we previously adopted the expense recognition provisions of SFAS No. 123, the impact of adopting SFAS No. 123R resulted in essentially three changes: (1) use of an estimated forfeiture rate versus recognition of actual forfeitures as incurred, (2) use of fair value to measure expense for awards classified as liabilities, and (3) use of the alternative transition method to calculate the pool of excess tax benefits available to absorb tax deficiencies in future years, which increased the pool by $130. Effective with the adoption of SFAS No. 123R, we instituted a policy of recognizing expense for awards with graded vesting provisions using the straight-line method of expense attribution.

Given trends in long-term compensation awards and market conditions, over the last few years we have moved toward granting a mix of restricted stock, restricted stock units, and performance share units in lieu of stock options. The table below summarizes the total compensation cost and the related total tax benefit included in our results of operations for each type of award:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Compensation cost:	2005	2006	2005	2006
Stock options	$ 9	$ 2	$ 23	$ 7
Restricted stock and restricted stock units	13	13	26	24
Performance share units	14	39	30	76
Total compensation cost	36	54	79	107
Income tax benefit	(13)	(21)	(29)	(41)
Compensation cost net of income tax benefit	$ 23	$ 33	$ 50	$ 66

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

	Number of options	Weighted- average option prices per common share	Weighted- average remaining contractual term in years	Aggregate intrinsic value
Outstanding at December 31, 2005	96,802,789	$36.12
Granted	—	—
Exercised	(16,325,450)	$24.08
Forfeited or expired	(1,832,724)	$37.53
Outstanding at June 30, 2006	78,644,615	$38.57	4.14	$202
Exercisable at June 30, 2006	76,526,278	$38.87	4.07	$185

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE J - STOCK COMPENSATION PLANS (Continued)

As of June 30, 2006, total compensation cost related to unvested stock options of $3 is expected to be amortized by the end of 2006. Information related to stock option exercises is provided below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
Total value received by employees for options exercised	$ 7	$ 47	$ 17	$ 137
Tax benefit realized for options exercised	$ 2	$ 17	$ 6	$ 51
Cash received for options exercised	$ 19	$ 120	$ 38	$ 380

Restricted Stock and Restricted Stock Unit Awards

Restricted stock and restricted stock unit awards granted to key employees under the plans are settled by issuing shares of common stock at the vesting date. Generally, the restrictions lapse in full on the third anniversary of the grant date, or on a pro rata basis on each of the first three anniversaries of the grant date. The vesting of restricted stock and restricted stock units accelerates if there is a change in control (as defined in the plans) and the employee is terminated or resigns for good cause within two years of the change in control. The grant date fair value of the restricted stock and restricted stock units, which is the stock price on the grant date, is expensed over the period during which the restrictions lapse. The shares represented by restricted stock awards (but not restricted stock unit awards) are considered outstanding at the grant date, as the recipients are entitled to dividends and voting rights. A summary of restricted stock and restricted stock unit activity under the plans is presented below:

	Number of shares & units	Weighted-average grant date fair value
Unvested at December 31, 2005	4,270,080	$27.02
Granted	1,601,986	$31.86
Vested	(830,466)	$27.54
Forfeited	(158,123)	$28.55
Unvested at June 30, 2006	4,883,477	$28.47

The weighted-average grant date fair value of restricted stock and restricted stock units granted during the three months ended June 30, 2005 and 2006 was $26.47 and $34.13, respectively. The weighted-average grant date fair value of restricted stock and restricted stock units granted during the six months ended June 30, 2005 and 2006 was $26.05 and $31.86, respectively. As of June 30, 2006, the total unrecognized compensation cost for unvested restricted stock and restricted stock units of $76 is expected to be amortized over a weighted-average period of approximately 17 months. Information related to shares vested is provided below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
Total value received by employees for shares vested	$ 1	$ 5	$ 15	$ 27
Tax benefit realized for shares vested	$ –	$ 1	$ 4	$ 8

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

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE J - STOCK COMPENSATION PLANS (Continued)

Number of units
Unvested at December 31, 2005	5,857,605
Granted	2,254,375
Vested	–
Forfeited	(79,050)
Unvested at June 30, 2006	8,032,930

Effective with the adoption of the provisions of SFAS No. 123R on January 1, 2006, the amount of expense recognized for all unvested performance share units is based on the fair value of the performance shares at each reporting date and, as applicable, the expected outcome of performance conditions. The fair value of each performance share unit is determined at the grant date and at each reporting date using a Monte Carlo simulation model. The simulation model includes ranges of assumptions for stock price volatility, risk-free interest rates, and expected dividends. Expected volatilities for the three unvested awards are estimated based on a blend of historical volatility of our stock and implied volatilities from traded options on our stock and are currently estimated at 19%. The risk-free interest rate for periods within each performance period is based on the US Treasury yield curve in effect at the valuation date and currently ranges from 5.10% to 5.24%. Expected dividends are estimated based on historical patterns of increases.

The weighted-average fair value of unvested performance share units as of June 30, 2006 was $40.57, and the total unrecognized compensation cost of $183, based on this value, is expected to be amortized over a weighted-average period of approximately 18 months. Information related to performance share units vested and paid is provided below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
Total value received by employees for units vested and paid	$ –	$ –	$ 7	$ 21
Tax benefit realized for units vested and paid	$ –	$ –	$ 2	$ 8

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

The following table provides information for each operating segment:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
Communications Group
External revenues	$4,598	$4,647	$9,191	$9,300
Intersegment revenues	27	26	52	52
Total segment revenues	4,625	4,673	9,243	9,352
Segment operating income	1,090	1,164	2,207	2,269
Segment net income	$660	$698	$1,324	$1,352

Wireless
Total segment revenues	$3,443	$3,687	$6,735	$7,279
Segment operating income	462	606	746	1,166
Segment net income	$168	$276	$235	$519

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE K - SEGMENT INFORMATION (Continued)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
Advertising & Publishing Group
External revenues	$527	$543	$1,015	$1,046
Intersegment revenues	4	4	7	7
Total segment revenues	531	547	1,022	1,053
Segment operating income	245	252	476	478
Segment net income	$154	$156	$295	$296

RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
Operating revenues
Total reportable segments	$8,599	$8,907	$17,000	$17,684
Cingular proportional consolidation	(3,443)	(3,687)	(6,735)	(7,279)
Corporate, eliminations and other	(14)	(14)	(32)	(28)
Total consolidated	$5,142	$5,206	$10,233	$10,377

Operating income
Total reportable segments	$1,797	$2,022	$3,429	$3,913
Cingular proportional consolidation	(462)	(606)	(746)	(1,166)
Hurricane Katrina-related expenses, net	–	(25)	–	(119)
AT&T merger costs	–	(27)	–	(27)
Severance charges	–	(73)	–	(73)
Corporate, eliminations and other	15	14	19	23
Total consolidated	$1,350	$1,305	$2,702	$2,551

Net Income
Total reportable segments	$982	$1,130	$1,854	$2,167
Wireless merger intangible amortization	(91)	(80)	(191)	(165)
Wireless merger integration costs	(42)	(38)	(63)	(94)
Hurricane Katrina-related expenses, net	–	(15)	–	(73)
AT&T merger costs	–	(17)	–	(17)
Severance charges	–	(45)	–	(45)
Early extinguishment of debt	(12)	–	(26)	–
Discontinued operations	–	–	381	–
Corporate, eliminations and other	(42)	(48)	(96)	(102)
Total consolidated	$795	$887	$1,859	$1,671

NOTE L - OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) is comprised of the following components:

	December 31, 2005	June 30, 2006
Cumulative foreign currency translation adjustments	$ (2)	$ (2)
Minimum pension liability adjustment	(133)	(128)
Net unrealized gains on derivatives	5	5
Net unrealized gains on securities	116	144
	$ (14)	$ 19

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE L - OTHER COMPREHENSIVE INCOME (Continued)

Total comprehensive income details are presented in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
Net Income	$ 795	$ 887	$ 1,859	$ 1,671
Other comprehensive income, net of tax:
Foreign currency translation:
Adjustments	(3)	—	10	—
Sale of foreign entities	—	—	68	—
	(3)	—	78	—

Minimum pension liability adjustment, net of tax	—	2	—	5

Deferred gains on derivatives:
Deferred gains	4	—	11	—
Reclassification adjustment for (gains) losses included in net income	—	—	—	—
	4	—	11	—
Unrealized gains (losses) on securities:
Unrealized holdings gains (losses)	9	(18)	(1)	26
Reclassification adjustment for (gains) losses included in net income	—	3	(1)	2
	9	(15)	(2)	28
Other comprehensive income	10	(13)	87	33
Total comprehensive income	$ 805	$ 874	$ 1,946	$ 1,704

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

LEGAL PROCEEDINGS

Regulatory-related claims

In May 2005, we sued AT&T in the U.S. District Court for the Northern District of Georgia for unpaid access charges associated with AT&T’s prepaid calling cards and its “IP in the middle” services that use Internet Protocol technology for internal call processing but use the public switched network to originate and terminate calls. The lawsuit follows two separate rulings by the Federal Communications Commission (FCC), one in April 2004 concerning “IP in the middle’’ services and one in February 2005 concerning prepaid card services, that each service was a telecommunications service subject to access charges. AT&T estimated in securities filings that it had “saved’’ $340 in access charges on its prepaid card services and $250 in access charges on its “IP in the middle’’ services. We believe that some of the improperly avoided access charges should have been paid to us for the use of our network. AT&T appealed the FCC’s decision relating to the prepaid card services to the Court of Appeals for the D.C. Circuit, which denied the appeal in July 2006. If the U.S. District Court lawsuit in Georgia progresses, we expect to obtain information from AT&T and other sources that will determine the amount of BellSouth access charges AT&T avoided. In addition, AT&T has asserted certain defenses against BellSouth and has filed the New York lawsuit described below in an effort to reduce any amount it may owe to BellSouth. In April 2006, BellSouth and AT&T agreed to stay the U.S. District Court lawsuit in Georgia until the earlier of 12 months or the consummation or termination of the Merger Agreement between BellSouth and AT&T. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of the amount of gain, if any, be made. Accordingly, no revenue has been recognized with respect to this matter in our consolidated financial statements.

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

In June 2004, the U.S. Court of Appeals for the 11th Circuit affirmed the District Court’s dismissal of most of the antitrust and state law claims brought by a plaintiff competitive local exchange carrier (CLEC) in a case captioned Covad Communications Company, et al v. BellSouth Corporation, et al. The appellate court, however, permitted a price squeeze claim and certain state tort claims to proceed. In November 2005, Covad dismissed with prejudice the civil action and then contemporaneously filed complaints with the public service commissions of Florida and Georgia and filed an informal complaint with the FCC. The commission complaints allege breaches of our interconnection contracts approved by the state commissions, including failure to provide collocation, mishandling of orders, ineffective support systems, and failure to provide unbundled loops. The complaints also allege improper solicitation of Covad customers. These claims are similar to the claims raised in the civil action dismissed by Covad. The complaints seek credits and equitable relief. Covad has asked the state commissions to stay proceedings on its complaints pending resolution of its FCC complaint. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

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

Securities and ERISA claims

From August through October 2002, several individual shareholders filed substantially identical class action lawsuits against BellSouth and three of its senior officers alleging violations of the federal securities laws. The cases have been consolidated in the U.S. District Court for the Northern District of Georgia and are captioned In re BellSouth Securities Litigation. Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, the court has appointed a Lead Plaintiff. The Lead Plaintiff filed a Consolidated and Amended Class Action Complaint in July 2003 on behalf of two putative classes: (1) purchasers of BellSouth stock during the period November 7, 2000 through February 19, 2003 (the class period) for alleged violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and (2) participants in BellSouth’s Direct Investment Plan during the class period for alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933. Four outside directors were named as additional defendants. The Consolidated and Amended Class Action Complaint alleged that during the class period the Company (1) overstated the unbilled receivables balance of its Advertising & Publishing subsidiary; (2) failed to properly implement Staff Accounting Bulletin (SAB) 101 with regard to its recognition of Advertising & Publishing revenues; (3) improperly billed CLECs to inflate revenues; (4) failed to take a reserve for refunds that ultimately came due following litigation over late payment charges; and (5) failed to properly writedown goodwill of its Latin American operations.

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

Antitrust claims

In December 2002, a consumer class action alleging antitrust violations of Section 1 of the Sherman Antitrust Act was filed against BellSouth, Verizon, AT&T (formerly known as SBC) and Qwest, captioned William Twombly, et al v. Bell Atlantic Corp., et al, in U.S. District Court for the Southern District of New York. The complaint alleged that defendants conspired to restrain competition by agreeing not to compete with one another and to impede competition with others. The plaintiffs are seeking an unspecified amount of treble damages and injunctive relief, as well as attorneys’ fees and expenses. In October 2003, the district court dismissed the complaint for failure to state a claim. In October 2005, the Second Circuit Court of Appeals reversed the District Court’s decision and remanded the case to the District Court. In June 2006, the U.S. Supreme Court granted the defendants’ petition for writ of certiorari. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

Merger-related claims

On March 9, 2006, two putative class action lawsuits, entitled Williams v. BellSouth Corporation, et al., Case No. 2006CV113858 (March 9, 2006) and Jannett v. BellSouth Corporation, et al., Case No. 2006CV113861 (March 9, 2006), were filed against BellSouth and its directors in the Superior Court of Georgia, Fulton County. The complaints, as subsequently amended and consolidated, purported to be brought on behalf of all BellSouth shareholders (excluding defendants and their affiliates). The plaintiffs alleged that BellSouth's directors violated their fiduciary obligations to BellSouth's shareholders in approving the merger agreement, and by failing to provide material information or by providing materially misleading information in connection with the preliminary proxy statement filed by BellSouth and AT&T with the SEC on March 31, 2006. The consolidated complaint sought various forms of relief, including injunctive relief to prevent the completion of the merger, unspecified compensatory damages, and attorneys' fees and expenses. In July 2006, the plaintiffs voluntarily dismissed the suit.

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

Condensed Consolidating Statements of Income

	For the Three Months Ended June 30, 2005
	BST	Other	Parent	Adjustments	Total

Total operating revenues	$4,212	$1,808	$—	$(878)	$5,142
Total operating expenses	3,778	1,314	(5)	(1,295)	3,792
Operating income (loss)	434	494	5	417	1,350
Interest expense	128	7	221	(71)	285
Net earnings (losses) of equity affiliates	287	68	884	(1,171)	68
Other income (expense), net	(12)	57	52	(41)	56
Income (loss) from continuing operations before income taxes	581	612	720	(724)	1,189
Provision (benefit) for income taxes	91	212	(75)	166	394
Income (loss) from continuing operations	490	400	795	(890)	795
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$490	$400	$795	$(890)	$795

	For the Three Months Ended June 30, 2006
	BST	Other	Parent	Adjustments	Total

Total operating revenues	$4,206	$1,850	$—	$(850)	$5,206
Total operating expenses	3,800	1,312	28	(1,239)	3,901
Operating income (loss)	406	538	(28)	389	1,305
Interest expense	156	7	231	(115)	279
Net earnings (losses) of equity affiliates	279	213	988	(1,267)	213
Other income (expense), net	8	46	83	(70)	67
Income (loss) from continuing operations before income taxes	537	790	812	(833)	1,306
Provision (benefit) for income taxes	76	257	(75)	161	419
Income (loss) from continuing operations	461	533	887	(994)	887
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$461	$533	$887	$(994)	$887

	For the Six Months Ended June 30, 2005
	BST	Other	Parent	Adjustments	Total

Total operating revenues	$8,402	$3,519	$—	$(1,688)	$10,233
Total operating expenses	7,478	2,561	9	(2,517)	7,531
Operating income (loss)	924	958	(9)	829	2,702
Interest expense	246	7	446	(123)	576
Net earnings (losses) of equity affiliates	563	(10)	1,675	(2,240)	(12)
Other income (expense), net	(30)	105	109	(72)	112
Income (loss) from continuing operations before income taxes	1,211	1,046	1,329	(1,360)	2,226
Provision (benefit) for income taxes	212	360	(149)	325	748
Income (loss) from continuing operations	999	686	1,478	(1,685)	1,478
Income (loss) from discontinued operations, net of tax	—	381	381	(381)	381
Net income (loss)	$999	$1,067	$1,859	$(2,066)	$1,859

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE N - SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statements of Income (Continued)

	For the Six Months Ended June 30, 2006
	BST	Other	Parent	Adjustments	Total

Total operating revenues	$8,422	$3,746	$—	$(1,791)	$10,377
Total operating expenses	7,732	2,699	(36)	(2,569)	7,826
Operating income (loss)	690	1,047	36	778	2,551
Interest expense	303	15	464	(224)	558
Net earnings (losses) of equity affiliates	550	352	1,820	(2,370)	352
Other income (expense), net	10	96	154	(138)	122
Income (loss) from continuing operations before income taxes	947	1,480	1,546	(1,506)	2,467
Provision (benefit) for income taxes	113	488	(125)	320	796
Income (loss) from continuing operations	834	992	1,671	(1,826)	1,671
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$834	$992	$1,671	$(1,826)	$1,671

Condensed Consolidating Balance Sheets

	December 31, 2005					June 30, 2006

	BST	Other	Parent	Adjust- ments	Total	BST	Other	Parent	Adjust- ments	Total

ASSETS
Current assets:
Cash and cash equivalents	$ 98	$ 141	$ 138	$ 50	$ 427	$ 5	$ 92	$ 114	$ 48	$ 259
Short-term investments	—	—	—	—	—	—	—	483	—	483
Accounts receivable, net	25	2,058	4,510	(4,038)	2,555	50	1,053	4,076	(2,707)	2,472
Other current assets	537	531	39	120	1,227	591	502	28	219	1,340

Total current assets	660	2,730	4,687	(3,868)	4,209	646	1,647	4,701	(2,440)	4,554

Investments in and advances to Cingular Wireless	—	21,069	205	—	21,274	—	21,427	681	—	22,108
Property, plant and equipment, net	21,045	644	3	31	21,723	21,250	619	2	49	21,920
Deferred charges and other assets	9,117	611	34,322	(36,236)	7,814	9,419	518	35,223	(36,910)	8,250
Intangible assets, net	1,040	400	3	90	1,533	1,132	388	2	84	1,606

Total assets	$ 31,862	$ 25,454	$ 39,220	$ (39,983)	$ 56,553	$ 32,447	$ 24,599	$ 40,609	$ (39,217)	$ 58,438

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt maturing within one year	$ 5,003	$ 270	$ 3,985	$ (5,149)	$ 4,109	$ 3,707	$ 197	$ 4,258	$ (3,837)	$ 4,325
Other current liabilities	3,307	1,437	1,113	(1,312)	4,545	4,104	1,133	947	(1,142)	5,042

Total current liabilities	8,310	1,707	5,098	(6,461)	8,654	7,811	1,330	5,205	(4,979)	9,367

Long-term debt	2,931	99	10,571	(522)	13,079	2,897	96	10,550	(496)	13,047

Noncurrent liabilities:
Deferred income taxes	5,032	1,927	(574)	222	6,607	4,895	1,948	(329)	199	6,713
Other noncurrent liabilities	3,185	757	591	146	4,679	3,226	709	612	193	4,740

Total noncurrent liabilities	8,217	2,684	17	368	11,286	8,121	2,657	283	392	11,453

Shareholders’ equity	12,404	20,964	23,534	(33,368)	23,534	13,618	20,516	24,571	(34,134)	24,571

Total liabilities and shareholders’ equity	$ 31,862	$ 25,454	$ 39,220	$ (39,983)	$ 56,553	$ 32,447	$ 24,599	$ 40,609	$ (39,217)	$ 58,438

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE N - SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Cash Flow Statements

	For the Six Months Ended June 30, 2005

	BST	Other	Parent	Adjustments	Total

Cash flows from continuing operations:
Cash flows from operating activities	$3,945	$724	$1,423	$(2,272)	$3,820
Cash flows from investing activities	(1,527)	(258)	1,311	527	53
Cash flows from financing activities	(2,414)	(657)	(2,676)	1,794	(3,953)
Cash flows from discontinued operations	—	(115)	—	—	(115)

Net (decrease) increase in cash	$4	$(306)	$58	$49	$(195)

	For the Six Months Ended June 30, 2006

	BST	Other	Parent	Adjustments	Total

Cash flows from continuing operations:
Cash flows from operating activities	$3,067	$1,168	$1,071	$(1,744)	$3,562
Cash flows from investing activities	(2,042)	(54)	(1,014)	(111)	(3,221)
Cash flows from financing activities	(1,118)	(1,163)	(81)	1,853	(509)
Cash flows from discontinued operations	—	—	—	—	—

Net (decrease) increase in cash	$(93)	$(49)	$(24)	$(2)	$(168)

Supplemental Data

	For the Six Months Ended June 30, 2005
	BST	Other	Parent	Adjustments	Total
Depreciation and amortization expense	$1,687	$122	$1	$24	$1,834
Capital expenditures	$1,511	$58	$2	$8	$1,579

	For the Six Months Ended June 30, 2006
	BST	Other	Parent	Adjustments	Total
Depreciation and amortization expense	$1,644	$125	$1	$21	$1,791
Capital expenditures	$1,906	$111	$-	$14	$2,031

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

Overview

We are a Fortune 500 company with annual revenues of over $20 billion. Our core businesses are wireline and wireless communications and our largest customer segment is the retail consumer. We have interests in wireless communications through our ownership of 40 percent of Cingular Wireless, the nation’s largest wireless company based on number of customers and revenue. We also operate one of the largest directory advertising businesses in the United States. The majority of our revenues are generated based on monthly recurring services.

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

While the last mile connectivity to the customer remains essential, the communications industry is transitioning from a network-centric circuit-based infrastructure to an applications-centric IP infrastructure, which could create uncertainty around traditional business models. Further, industry consolidation, such as the recent combinations of SBC and AT&T, Verizon and MCI, and Sprint and Nextel, and the pending merger of BellSouth and AT&T, are creating large competitors with global reach and economies of scale.

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

Changes to federal law in the early 1990s generally preempted states from regulating the market entry or rates of a wireless carrier, while allowing states to regulate other terms and conditions of wireless service. Wireless carriers are also subject to regulation by the Federal Communications Commission (FCC), which allocates the spectrum used by wireless carriers, and adopts and enforces other policies relating to wireless services.

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

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

The FCC provided additional relief when it released new broadband rules effective in November 2005 that responded to a U.S. Supreme Court decision. The new rules are designed to provide our high speed Internet access services with regulation equivalent to that of our competition, particularly cable modem providers. The new rules are scheduled to be fully phased in by the third quarter of 2006, although the FCC reserved the right to extend the transition.

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

MERGERS, ACQUISITIONS AND DISPOSITIONS

On March 4, 2006, we agreed to merge with a subsidiary of AT&T. In the merger, shareholders of BellSouth will receive 1.325 shares of AT&T common stock for each share of BellSouth common stock. The transaction has been approved by the Board of Directors and shareholders of each company. The transaction is subject to review by the Department of Justice (DOJ) and approval by the FCC and various other regulatory authorities. We currently expect the transaction to close in the fall of 2006. We expect the combined company to be a more effective and efficient provider in the wireless, broadband, video, voice and data markets. It will also put control of Cingular Wireless in one company.

We have completed the exit of our international operations and increased our investment in the wireless market through Cingular Wireless’ acquisition of AT&T Wireless. The addition of AT&T Wireless filled in Cingular Wireless’ national coverage footprint, added depth to its licensed spectrum position, and added size and scale to compete more effectively. Cingular Wireless’ new advertising campaigns combined with improvements in customer service and network coverage are driving customer loyalty and growth. Customer churn has reduced appreciably, integration efforts are well underway and cost synergies are contributing to margin expansion. This acquisition substantially increases BellSouth’s participation in the wireless industry, bringing wireless to over 40 percent of our proportional revenues including Cingular Wireless. As Cingular completes its integration of AT&T Wireless and executes its strategy, we expect its contribution to BellSouth’s earnings to increase.

HIGHLIGHTS AND OUTLOOK

Consolidated revenues, which do not include our share of Cingular, increased 1.2 percent in the second quarter of 2006 and 1.4 percent year-to-date compared to the same periods of 2005, attributable to growth in both the Communications Group and Advertising & Publishing Group. Revenue growth driven by DSL, long distance and wholesale wireless transport services, as well as by electronic media and print services, effectively offset revenue declines from retail residence and wholesale voice access line losses. We added 128,000 net DSL customers and 120,000 long distance customers during the second quarter of 2006. We served nearly 3.3 million total DSL customers and approximately 7.5 million long distance customers at June 30, 2006. At June 30, 2006 we had more than 5 million residential packages with 86 percent of packages including long distance and 49 percent having either FastAccess DSL or BellSouth dial-up Internet.

Seasonal loss patterns, technology substitution and competition from cable telephony providers continued to drive access line losses in the second quarter of 2006. Total retail access lines were down 279,000, which included 251,000 of lines losses in consumer and positive retail small business line growth of 25,000 offset by a 48,000 decline in retail large business. Wholesale access lines declined 181,000 compared to March 31, 2006 influenced by the change in regulatory position towards UNE-P.

Our cost structure is heavily weighted towards labor and fixed asset related costs. We have adjusted our workforce due to shifts in market share of access lines. Since the beginning of 2001, we have reduced our domestic workforce by slightly more than 19,000 employees, or 24 percent. Excluding the impacts of hurricanes, our year-to-date wireline operating margins have improved year-over-year. Sustaining our margins will require continued market penetration of new services and improvements in productivity to manage our costs as competition and technology substitution intensifies.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Operating cash flow from continuing operations of $3,562 for the first half of 2006 was $258 lower than the same period in 2005. Capital expenditures were $2,031 for the first half of 2006 and $1,579 for the first half of 2005. The increase in capital expenditures compared to the prior period relates primarily to increased spending for broadband investments in infrastructure and systems and expenditures of approximately $265 for Hurricane Katrina restoration efforts in the first half of 2006. Operating cash flows in the second half of 2006 will be negatively impacted by higher federal income tax payments.

Cingular Wireless

Cingular Wireless added nearly 1.5 million net customers in the second quarter of 2006, bringing its nationwide customer base to 57.3 million customers. Customer churn of 1.7 percent in the second quarter of 2006 decreased 50 basis points compared to the same period in the prior year. Year-over-year revenue growth exceeded 7 percent driven by subscriber growth partially offset by a decline in average revenue per user (ARPU). Operating margin has been improving due to revenue growth and operating efficiencies from integration synergies and rationalization efforts, reduced network costs related to the T-Mobile joint venture unwind, and declining customer list amortization.

Consolidated Results of Operations

Key financial and operating data for BellSouth Corporation for the three and six months ended June 30, 2005 and 2006 are set forth below. All references to earnings per share are on a diluted basis. The discussion of consolidated results should be read in conjunction with the discussion of results by segment directly following this section.

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

	For the Three Months Ended June 30,		Percent	For the Six Months Ended June 30,		Percent
	2005	2006	Change	2005	2006	Change

Operating revenues	$ 5,142	$ 5,206	1.2%	$ 10,233	$ 10,377	1.4%
Operating expenses
Cost of services and products	1,925	1,960	1.8%	3,845	4,069	5.8%
Selling, general, and administrative expenses	943	970	2.9%	1,837	1,901	3.5%
Depreciation and amortization	916	898	-2.0%	1,834	1,791	-2.3%
Provisions for restructuring	8	73	*	15	65	*
Total operating expenses	3,792	3,901	2.9%	7,531	7,826	3.9%
Operating income	1,350	1,305	-3.3%	2,702	2,551	-5.6%
Interest expense	285	279	-2.1%	576	558	-3.1%
Net (losses) earnings of equity affiliates	68	213	*	(12)	352	*
Other income (expense), net	56	67	19.6%	112	122	8.9%
Income from continuing operations before income taxes	1,189	1,306	9.8%	2,226	2,467	10.8%
Provision for income taxes	394	419	6.3%	748	796	6.4%
Income from continuing operations	795	887	11.6%	1,478	1,671	13.1%
Income from discontinued operations, net of tax	–	–	–	381	–	*
Net income	$ 795	$ 887	11.6%	$ 1,859	$ 1,671	-10.1%

* Not meaningful.

Operating revenues

Consolidated operating revenues increased $64 in the second quarter of 2006 and $144 year-to-date compared to the same periods in 2005 reflecting growth in DSL, long distance, wholesale wireless transport services and electronic media and print services. These increases were partially offset by the impact of revenue declines associated with retail residence and wholesale voice access line losses due to competition and technology substitution. Combined revenues from DSL and long distance increased $178 in the second quarter and $328 year-to-date compared to the same periods last year. Electronic media and print revenues grew $16 in the second quarter of 2006 and $31 year-to-date compared to the same periods last year. Other voice and access line-related revenues declined $135 in the second quarter of 2006 and $228 year-to-date compared to the same periods in 2005.

Revenue trends are discussed in more detail in the Communications Group and Advertising & Publishing Group segment results sections.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Operating expenses

Total operating expenses increased $109 in the second quarter of 2006 and $295 year-to-date compared to the same periods of the prior year. Expenses were impacted by $65 of incremental severance-related costs in the second quarter of 2006, $50 year-to-date, associated with recently completed voluntary management workforce reductions as well as $27 of costs directly associated with the pending merger with AT&T. Additionally, $25 of incremental service restoration and network repair costs were incurred in the second quarter of 2006, $198 year-to-date, from weather-related damage. These weather-related costs are net of $20 in insurance recoveries for the second quarter of 2006, $40 year-to-date, as well as a $13 adjustment to the reserve for Hurricane Katrina-related uncollectibles. Business expansion costs at the Advertising & Publishing Group and incremental uncollectibles drove $9 of higher expenses in the second quarter of 2006 and $29 year-to-date compared to the same periods of 2005. The year-over-year operating expense comparison benefited from $18 lower depreciation and amortization in the second quarter of 2006 and $43 year-to-date associated with reduced depreciation rates.

Operating expense trends are discussed in more detail in the Communications Group and Advertising & Publishing Group segment results sections.

Interest expense

	For the Three Months Ended June 30,			For the Six months Ended June 30,
	2005	2006	Change	2005	2006	Change
Interest expense – debt	$ 260	$ 258	$ (2)	$ 523	$ 510	$ (13)
Interest expense – other	25	21	(4)	53	48	(5)
Total interest	$ 285	$ 279	$ (6)	$ 576	$ 558	$ (18)
Average debt balances	$18,405	$17,521	$(884)	$19,039	$17,432	$(1,607)
Effective rate	5.7%	5.9%	20 bps	5.5%	5.9%	40 bps

Interest expense associated with interest-bearing debt was lower in the second quarter and year-to-date periods of 2006 compared to the same periods of the prior year. This was primarily the result of lower average debt balances, substantially offset by higher interest rates on variable rate debt. The higher average debt balances in 2005 were due to the incremental borrowings in late 2004 associated with our equity contributions to Cingular to fund its acquisition of AT&T Wireless.

Net earnings (losses) of equity affiliates

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2005	2006	Change	2005	2006	Change
Cingular	$ 58	$ 215	$ 157	$ (36)	$ 357	$ 393
Other equity investees	10	(2)	(12)	24	(5)	(29)
Total	$ 68	$ 213	$ 145	$ (12)	$ 352	$ 364

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

Other income (expense), net

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2005	2006	Change	2005	2006	Change
Interest income	$ 6	$ 10	$ 4	$ 10	$ 15	$ 5
Interest on advances to Cingular	57	48	(9)	116	91	(25)
Loss on early extinguishment of debt	(20)	–	20	(42)	–	42
Other, net	13	9	(4)	28	16	(12)
Total other income (expense), net	$ 56	$ 67	$ 11	$ 112	$ 122	$ 10

The decline in interest on advances to Cingular was attributable to principal repayments, partially offset by rate increases. Interest income on advances to Cingular is offset by a like amount of interest expense recorded by Cingular and reported in our financial statements in the caption “Net earnings (losses) of equity affiliates.”

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Provision for income taxes

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2005	2006	Change	2005	2006	Change
Provision for income taxes	$ 394	$ 419	$ 25	$ 748	$ 796	$ 48
Effective tax rate	33.1%	32.1%	(100 bps)	33.6%	32.3%	(130 bps)

The lower effective rate in both periods of 2006 reflects year-over-year increases in tax benefits associated with the dividends received deduction for our investment in Cingular, the release of a valuation allowance against state net operating losses, the Medicare Part D subsidy, and a tax benefit for production activities conducted within the U.S. Current year increases in these benefits were partially offset by the tax impacts of a state law change enacted during the second quarter of 2006.

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

	For the Three Months Ended June 30,		Percent	For the Six Months Ended June 30,		Percent
	2005	2006	Change	2005	2006	Change
Segment operating revenues:
Voice	$ 3,155	$ 3,102	-1.7%	$ 6,309	$ 6,231	-1.2%
Data	1,165	1,282	10.0%	2,325	2,546	9.5%
Other	305	289	-5.2%	609	575	-5.6%
Total segment operating revenues	4,625	4,673	1.0%	9,243	9,352	1.2%
Segment operating expenses:
Cost of services and products	1,850	1,848	-0.1%	3,703	3,794	2.5%
Selling, general, and administrative expenses	775	771	-0.5%	1,513	1,513	0.0%
Depreciation and amortization	910	890	-2.2%	1,820	1,776	-2.4%
Total segment operating expenses	3,535	3,509	-0.7%	7,036	7,083	0.7%
Segment operating income	1,090	1,164	6.8%	2,207	2,269	2.8%
Segment net income	$ 660	$ 698	5.8%	$ 1,324	$ 1,352	2.1%
Unusual items excluded from segment net income:
Hurricane Katrina-related expenses	–	(16)	*	–	(74)	*
Severance charges	–	(45)	*	–	(45)	*
AT&T merger costs	–	(17)	*	–	(17)	*
Early extinguishment of debt costs	(12)	–	*	(26)	–	*
Segment net income including unusual items	$ 648	$ 620	-4.3%	$ 1,298	$ 1,216	-6.3%

Key Indicators (000s except where noted)

Switched access lines (1):
Residence retail:
Primary				11,595	11,022	-4.9%
Additional				1,257	1,089	-13.4%
Total retail residence				12,852	12,111	-5.8%
Residential wholesale voice lines				1,840	1,251	-32.0%
Total residence				14,692	13,362	-9.1%
Business retail				5,254	5,301	0.9%
Business wholesale voice lines				758	590	-22.2%
Total business				6,012	5,891	-2.0%
Other retail/wholesale lines (primarily payphones)				96	86	-10.4%
Total Switched access lines				20,800	19,339	-7.0%

DSL customers (retail and wholesale)				2,473	3,273	32.3%
Retail long distance customers				6,771	7,478	10.4%

Switched access and local minutes of use (millions)	15,638	14,954	-4.4%	31,768	30,278	-4.7%
Retail long distance minutes of use (millions)	6,301	6,548	3.9%	12,312	13,174	7.0%
Total access minutes of use (millions)	21,939	21,502	-2.0%	44,080	43,452	-1.4%

Capital expenditures	$ 826	$ 946	14.5%	$ 1,568	$ 2,018	28.7%

* Not meaningful.

(1)	Prior period operating data are often revised at later dates to reflect updated information. The above information reflects the latest data available for the periods indicated.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Segment operating revenues

In the second quarter of 2006, growth in consumer long distance and DSL revenue was partially offset by retail residential access line losses, resulting in a 2.5 percent year-over-year increase in consumer revenue. Revenue for our small business unit increased 9.8 percent in the second quarter of 2006 when compared to the same period in 2005. We continue to reacquire and retain customers with competitively priced term agreements while also increasing customer ARPU with FastAccess DSL and long distance packages. Revenue for our large business segment was essentially flat in the second quarter of 2006 compared to the same period last year. We experienced revenue growth in emerging data products and long distance offsetting declines in core voice and data products. Pricing pressures and, to a lesser extent, volume pressure contributed to the decline in the core product groups. Wholesale revenue decreased 5.0 percent in the second quarter of 2006 compared to the same period in the prior year as a lower UNE-P access line base led to revenue erosion. These negative trends were somewhat offset by growth in wireless transport.

Voice

Voice revenues decreased $53 in the second quarter of 2006 and $78 year-to-date when compared to the same periods in 2005. Access line-related revenues declined $94 in the second quarter of 2006 and $172 year-to-date when compared to the same periods in 2005 due to total switched access line losses of 1,461,000, or 7.0 percent. The access line decline was the result of continued share loss, wireless and broadband technology substitution and, to a lesser extent, losses to Voice over Internet Protocol (VoIP) providers. Wholesale lines totaled almost 1.9 million at June 30, 2006, down 760,000 year over year. Wholesale lines consist primarily of both the grandfathered service provided under invalidated FCC rules (UNE-P) and successor service provided under commercial contracts at negotiated rates. Commercial contracts covered predominately all of the wholesale lines at June 30, 2006.

In efforts to combat share loss, we continue to further penetrate our customer base with package services. At the end of the second quarter of 2006, we had more than 5 million residential packages, representing a nearly 46 percent penetration of our retail primary line residence base. As of June 30, 2006, 86 percent of our package customers had long distance in their package and 49 percent had either FastAccess DSL or BellSouth dial-up Internet.

Long distance voice revenue increased $82 in the second quarter of 2006 and $150 year-to-date when compared to the same periods in 2005, driven primarily by growth in interLATA retail revenues and wholesale long distance services sold to Cingular. InterLATA retail revenues increased $57 in the second quarter and $109 year-to-date reflecting continued market share gains driven by marketing efforts and the BellSouth Unlimited Long Distance Plans. At June 30, 2006, we had nearly 7.5 million retail long distance customers and a mass-market penetration rate of over 61 percent of our retail customer base.

Switched access revenues decreased $20 in the second quarter of 2006 and $30 year-to-date when compared to the same periods in 2005. Declines in volumes were offset by intrastate usage. Our entry into interLATA long distance shifted switched access minutes from other carriers to our service, resulting in a transfer from wholesale switched access revenues to retail long distance revenue. Excluding our retail long distance traffic, switched access and local minutes of use decreased 4.4 percent in the second quarter when compared to the same period in 2005. The decrease is due to access line losses and alternative communications services, primarily wireless and e-mail.

Data

Data revenues increased $117 in the second quarter of 2006 and $221 year-to-date when compared to the same periods in 2005. Data revenues were driven primarily by strong growth from the sale of BellSouth® FastAccess® DSL service. Combined wholesale and retail DSL revenues of $400 in the quarter and $782 year-to-date were up $113 and $202, respectively, when compared to the same period in 2005 due primarily to a larger customer base partially offset by lower ARPU. As of June 30, 2006, we had nearly 3.3 million DSL customers, an increase of 800,000 customers compared to June 30, 2005. DSL net subscriber additions were 128,000 in the second quarter of 2006. More than 25 percent of BellSouth’s broadband customers subscribe to the Company’s premium service offerings -- FastAccess DSL Xtreme and FastAccess DSL Xtreme 6.0.

Revenue from other retail data products increased $12 in the second quarter of 2006 and $27 year-to-date when compared to the same periods in 2005. Revenue from our long distance offerings in complex business and emerging data services, particularly BellSouth Metro Ethernet Service and BellSouth Virtual Private Network, were the primary drivers. While pricing pressures continue to impact legacy products, the rate of price declines is moderating.

Revenue from the sale of wholesale data transport services, including long distance companies and competitive local exchange carriers (CLEC), declined $10 in the second quarter of 2006 and $9 year-to-date when compared to the same periods in 2005. Data transport sold to inter-exchange carriers declined as they continue to reduce their network costs in response to declining volumes. In addition, dial-up Internet Service Provider (ISP) traffic revenue declined as volumes declined. These declines were offset by revenue growth in transport sold to wireless carriers as wireless subscribers and volumes continue to expand.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Other

Other revenues decreased $16 in the second quarter of 2006 and $34 year-to-date when compared to the same periods in 2005 reflecting wholesale long distance volume declines.

Segment operating expenses

Cost of services and products

Cost of services and products decreased $2 in the second quarter of 2006 and increased $91 year-to-date when compared to the same periods in 2005. The second quarter decrease includes a $19 decrease in fees related to penalties associated with CLEC parity requirements and contributions to the Universal Service Fund (USF) and a decrease of $14 in labor costs. These decreases were offset by increases of $16 in contract services predominately related to network repairs associated with damage caused by Hurricane Wilma which struck southern Florida in late October 2005, and $15 in materials and supplies related to increased fuel costs and DSL modems.

The year-to-date increase reflects a $106 increase in contract services predominately related to network repairs associated with damage caused by Hurricane Wilma, $26 in materials and supplies related to increased fuel costs and DSL modems, and $19 in cost of goods sold driven by higher volumes in long distance service. These increases were partially offset by a $46 reduction in penalties associated with CLEC parity requirements, USF contributions and access fees.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased $4 in the second quarter of 2006 and remained flat year-to-date when compared to the same periods in 2005. The second quarter decrease reflects a $12 decrease in uncollectibles and a $12 decrease in right-to-use fees partially offset by a $10 increase in sales commissions due to increased volumes.

The year-to-date expenses remained flat as increases in contract services, advertising and sales commissions were offset by decreases in labor, uncollectibles and fees.

Depreciation and amortization

Depreciation and amortization expense decreased $20 during the second quarter of 2006 and $44 year-to-date when compared to the same periods in 2005 reflecting reduced depreciation rates under the group life method of depreciation partially offset by depreciation expense on new capital expenditures in the previous 12 months.

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

The wireless industry continued its strong growth trajectory seen in 2005 during the first half of 2006. Despite industry consolidation, competition continues to be intense among the current four national competitors, their affiliates and the smaller regional carriers. Cingular Wireless’ ARPU declined 3.3 percent in the second quarter of 2006 and 2.8 percent year-to-date from the corresponding prior year periods driven primarily by lower voice ARPU partially offset by increased data ARPU. Data revenue continues to play an increasingly important role in revenue composition, rising from 8.2 percent of ARPU during the second quarter of 2005 to 11.8 percent of ARPU in the second quarter of 2006.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

	For the Three Months Ended June 30,		Percent	For the Six Months Ended June 30,		Percent
	2005	2006	Change	2005	2006	Change
Segment operating revenues:
Service revenues	$ 3,087	$ 3,318	7.5%	$ 6,055	$ 6,520	7.7%
Equipment revenues	356	369	3.7%	680	759	11.6%
Total segment operating revenues	3,443	3,687	7.1%	6,735	7,279	8.1%
Segment operating expenses:
Cost of services and products	1,401	1,511	7.9%	2,776	2,963	6.7%
Selling, general, and administrative expenses	1,151	1,097	-4.7%	2,310	2,216	-4.1%
Depreciation and amortization	429	473	10.3%	903	934	3.4%
Total segment operating expenses	2,981	3,081	3.4%	5,989	6,113	2.1%
Segment operating income	462	606	31.2%	746	1,166	56.3%
Segment net income	$ 168	$ 276	64.3%	$ 235	$ 519	120.9%
Unusual items excluded from segment net income:
Merger integration costs	(42)	(38)	*	(63)	(94)	*
Wireless merger intangible amortization	(91)	(80)	*	(191)	(165)	*
Segment net income including unusual items	$ 35	$ 158	*	$ (19)	$ 260	*

Key Indicators (100% Cingular):
Cellular/PCS Customers (000s)				51,442	57,308	11.4%
Wireless service average monthly revenue per customer – Cellular/PCS	$ 50.51	$ 48.84	-3.3%	$ 50.06	$ 48.66	-2.8%
Capital Expenditures	$ 2,188	$1,582	-27.7%	$ 3,159	$3,023	-4.3%

* Not meaningful

Segment operating revenues

Cingular Wireless had net additions of 1.5 million during the second quarter of 2006, up from 1.0 million during the second quarter of 2005 and 3.2 million net additions year-to-date up from 2.3 million in the corresponding prior year period. This resulted in 57.3 million cellular/PCS customers on June 30, 2006. Gross customer additions during the second quarter of 2006 totaled 4.4 million and totaled 9.2 million year-to-date, up slightly from the same periods a year ago. The slight increase in gross customer additions was primarily driven by new prepaid offerings launched in mid-2005 and strong reseller gross additions, partially offset by decreased postpaid additions due to planned distribution rationalization such as the reduction of retail stores and agents.

The cellular/PCS churn rate was 1.7 percent for the second quarter of 2006 and 1.8 percent year-to-date, down from 2.2 percent in both corresponding prior year periods. Postpaid churn for both the second quarter of 2006 and year-to-date was 1.5 percent, down from 1.8 percent and 1.9 percent in the corresponding prior year periods. The decline in cellular/PCS churn was driven by a 12.7 percent reduction in disconnects in the second quarter of 2006 and a 10.1 percent reduction in disconnects year-to-date in comparison to the same periods of 2005, which Cingular believes is attributed primarily to better network quality and coverage.

Cellular/PCS ARPU declined 3.3 percent to $48.84 in the second quarter and 2.8 percent to $48.66 year-to-date, down from $50.51 and $50.06 in the corresponding prior year periods. This decline was driven by adding a disproportionately higher percentage of lower-ARPU prepaid and reseller customers than postpaid customers over the past three quarters, an increase in the number of customers on plans allowing free mobile-to-mobile calling, and a higher percentage of customers on lower access revenue FAMILYTALK® plans. These factors were partially offset by incremental revenue drivers related to data products such as ring tones and messaging.

Segment operating revenues, consisting of service revenue and equipment sales, increased $244 in the second quarter of 2006 and $544 year-to-date when compared with the same periods of 2005. The growth in service revenue of $231 during the second quarter of 2006 and $465 year-to-date was primarily due to the increases in local service voice and data revenues partially offset by decreases to roaming and other revenue. The local service voice component of total service revenues includes recurring monthly access charges, airtime usage, including prepaid service, and charges for optional features and services, such as voice mail, mobile-to-mobile calling, roadside assistance, caller ID and handset insurance. It also includes billings to Cingular Wireless’ customers for the USF and other regulatory fees and taxes. The key driver of the $118 increase in local service voice revenues in the second quarter of 2006, $254 year-to-date, was an increase of 11.3 percent for the second quarter of 2006 and 10.9 percent year-to-date in the average number of cellular/PCS subscribers. This volume-based increase was partially offset by the incremental impact of a disproportionate amount of lower-ARPU prepaid and reseller customers added to the base.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Increases in data revenues also favorably impacted total service revenues. Data revenues, which increased $134 in the second quarter of 2006 and $255 year-to-date over the same prior year periods driven by greater data service penetration and usage of short message service (SMS) messaging and other data services by Cingular Wireless’ cellular/PCS customers.

Roaming revenues decreased $28 in the second quarter of 2006 and $41 year-to-date when compared with amounts from the corresponding prior year periods. Roaming revenues continue to be unfavorably impacted by the bundling of “free” roaming minutes with all-inclusive regional and national rate plans.

Long distance revenues for the second quarter of 2006 increased $9 from the corresponding prior year period due primarily to an increase in international long distance revenues. Long distance revenue year-to-date increased $14 from the corresponding prior year period due to an increase in both international and domestic long distance revenues.

Equipment sales, comprised of product, accessory and upgrade sales, contributed $13 during the second quarter of 2006 and $79 year-to-date to the increase in total operating revenues. The increase in both periods was primarily driven by a higher volume of upgrades and higher priced handsets despite lower postpaid gross additions and related equipment volumes compared to the corresponding prior year periods.

Segment operating expenses

Cost of services and products

Cost of services and products increased $110 in the second quarter of 2006 and $187 year-to-date when compared to the same periods of 2005 primarily driven by increased network usage and sales of higher-end, higher cost customer handsets.

The local systems component increased $38 in the second quarter of 2006 and $67 year-to-date when compared to the corresponding prior year periods. Both increases resulted primarily from higher interconnection fees of $26 associated with a 19.2 percent growth in system minutes in the second quarter of 2006 and $68 associated with a 20.9 percent growth in system minutes year-to-date over the prior year corresponding periods; an increase in USF fees from a higher contribution rate of $17 in second quarter of 2006 and $2 year-to-date; and an increase in local network system costs of $14 in second quarter of 2006 and $24 year-to-date primarily related to increased network system usage and associated expansion costs. These increases were partially offset by a decrease in reseller services expense of $17 in the second quarter of 2006 and $26 year-to-date in comparison to the corresponding prior year periods. The decrease in reseller services expense was driven by decreases in minutes of use on the T-Mobile network of 49 percent in the second quarter of 2006 and 46 percent year-to-date offset by higher handset insurance claims in both periods when compared to the same periods of the prior year.

Third-party network system costs increased $24 for the second quarter of 2006 resulting from a $6 increase in roaming expense and $18 increase in long distance expense over the corresponding prior year period. Third-party network system costs increased $60 year-to-date when compared to the same period of the prior year resulting from increases of $26 in roaming expense and $34 of long distance expense compared to the prior year period. Roaming costs increased due to increased volumes and prices over the comparable prior periods. Increases in long distance were driven by higher volumes of minutes of use resulting from the increased number of average subscribers, partially offset by rate decreases.

Equipment sales expenses grew $48 in second quarter 2006 and $60 year-to-date when compared to the same periods of the prior year primarily due to an increase in the average cost per unit sold of product, accessory and upgrade equipment driven by higher-end handsets, despite a lower volume of postpaid gross additions.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased $54 in the second quarter of 2006 and $94 year-to-date when compared to the same periods of 2005. Selling expenses decreased $6 in the second quarter of 2006 and $7 year-to-date compared to the prior year corresponding periods driven by advertising and net commissions decreases. Costs for maintaining and supporting Cingular Wireless’ customer base decreased $41 in the second quarter of 2006 and $65 year-to-date when compared to the same periods of 2005 principally due to a decrease in bad debt primarily from improved collections driving lower net write-offs, and a decrease in customer service costs due to reduced outsourced professional services at call centers in both periods. Additionally, administrative expenses decreased primarily as a result of headcount reductions and a federal excise tax refund accrued in the second quarter of 2006 pursuant to guidance issued by the Internal Revenue Service.

Depreciation and amortization

Depreciation expense increased $48 in the second quarter of 2006 and $39 year-to-date when compared to the same periods in 2005 primarily due to Cingular Wireless’ increased network investment and reduction in depreciation expense recorded in 2005 from the revaluation of acquired AT&T Wireless assets pursuant to the network rationalization plans substantially offset by the impact of assets being fully depreciated in 2006. Amortization expense decreased $4 for the

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

second quarter of 2006 and $8 year-to-date primarily due to amortization associated with intangible assets that became fully amortized during 2005.

Advertising & Publishing Group

Our Advertising & Publishing Group is comprised of companies in the US that publish, print, and sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic media offerings.

In the second quarter of 2006, our Advertising & Publishing Group continued to see the favorable impact from strategic initiatives implemented in prior years, partially offset by continued competitive pressures and delayed publication in the New Orleans market.

	For the Three Months Ended June 30,		Percent Change	For the Six Months Ended June 30,		Percent Change
	2005	2006		2005	2006
Segment operating revenues	$ 531	$ 547	3.0%	$ 1,022	$ 1,053	3.0%
Segment operating expenses:
Cost of services and products	99	97	-2.0%	189	190	0.5%
Selling, general, and administrative expenses	180	191	6.1%	343	370	7.9%
Depreciation and amortization	7	7	–	14	15	7.1%
Total segment operating expenses	286	295	3.1%	546	575	5.3%
Segment operating income	245	252	2.9%	476	478	0.4%
Segment net income	$ 154	$ 156	1.3%	$ 295	$ 296	0.3%
Unusual items excluded from segment net income:
Hurricane Katrina-related credits	–	1	*	–	1	*
Segment net income including unusual items	$ 154	$ 157	1.9%	$ 295	$ 297	0.7%
Capital Expenditures	$ 3	$ 4	33.3%	$ 12	$ 13	8.3%

* Not meaningful

Segment operating revenues

Segment operating revenues increased $16 in the second quarter of 2006 and $31 year-to-date compared to the same periods of 2005. These increases include an improvement in print revenues as a result of core print growth and new products and growing electronic media revenues.

Segment operating expenses

Cost of services and products decreased $2 in the second quarter of 2006 compared to the same period of the prior year primarily reflecting the two-month delay of publication in the New Orleans market. Cost of services and products was essentially flat year-to-date compared to the same period of the prior year. Selling, general, and administrative expenses increased $11 in the second quarter of 2006 and $27 year-to-date compared to the same periods of the prior year primarily driven by increases in selling, advertising and facilities for sales growth and expansion initiatives and an increase in bad debt.

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

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

be sufficient to meet the operating needs of our business for at least the next twelve months. Information about the Company’s cash flows, by category, is presented in the consolidated statement of cash flows.

Net cash provided by (used for):

	For the Six Months Ended June 30,
	2005	2006	Change
Continuing Operations
Operating activities	$3,820	$3,562	$(258)	(6.8%)
Investing activities	$53	$(3,221)	$(3,274)	*
Financing activities	$(3,953)	$(509)	$3,444	*
Discontinued Operations	$(115)	$—	$115	*
*Not meaningful

Cash generated by operations declined $258 in the first half of 2006 compared to the same period in the prior year due primarily to higher incremental cash expenses associated with network restoration from hurricane damage sustained in late 2005 and severance payments under the 2006 workforce reduction. Partially offsetting this negative impact was higher operating income (absent hurricane-related expense) and positive changes in working capital.

Operating cash flows in the second half of 2006 will be negatively impacted by higher federal income tax payments.

CAPITAL EXPENDITURES

Capital expenditures consist primarily of (a) gross additions to property, plant and equipment having an estimated service life of one year or more, plus incidental costs of preparing the asset for its intended use, and (b) gross additions to capitalized software. Our capital expenditures of $2,031 during the first half of 2006 and of $1,579 during the first half of 2005 were incurred to support our wireline network, to promote the introduction of new products and services and to increase operating efficiency and productivity. The increase in capital expenditures compared to the prior period relates primarily to increased spending for broadband investments in infrastructure and systems and expenditures of approximately $265 for Hurricane Katrina restoration efforts in the first half of 2006.

WIRELESS

In general, Cingular Wireless funds its capital and operating cash requirements from operations. To the extent additional funding is required, BellSouth and AT&T provide unsubordinated short-term financing on a pro rata basis. As of June 30, 2006, BellSouth had outstanding advances under the line of credit of $681. During 2006, we expect Cingular Wireless to utilize its operating cash flow after capital expenditures primarily to pay its maturing third-party debt.

Cingular Wireless made a refundable deposit to the FCC in July 2006 in connection with qualifying for the auction of 90 MHz of spectrum in the 1700 and 2100 MHz frequency bands to begin in August 2006. If they are successful in bidding, their cash requirements may increase potentially impacting BellSouth’s pro rata portion of financing.

DISTRIBUTIONS TO SHAREHOLDERS

Dividends

Our Board of Directors considers the cash dividend on a quarterly basis. BellSouth has paid a dividend each quarter since it began operations in 1984. Over the last three years, BellSouth increased its quarterly dividend 45 percent from 20 cents per common share to 29 cents per common share. Under the merger agreement with AT&T, without AT&T’s prior written consent, BellSouth is not permitted to pay a quarterly dividend in excess of 29 cents per share.

Share repurchases

BellSouth uses share repurchases to help manage cash distributions to shareholders. In October 2005, BellSouth’s board of directors authorized the repurchase of up to $2 billion of BellSouth’s common shares through 2007. Under this plan, we repurchased nearly $1 billion through December 31, 2005 and approximately $42 during the first half of 2006. Under the merger agreement with AT&T, without AT&T’s prior written consent, BellSouth is not permitted to repurchase shares other than those necessary to offset shares issued in connection with employee benefit plans or the direct investment plan. Further, share repurchases may not exceed $500 per fiscal quarter.

EXTERNAL FINANCING

Credit ratings

At June 30, 2006, our long-term debt rating was A2 from Moody’s Investor Service and A from Standard and Poor’s. Our short-term debt rating at June 30, 2006 was P-1 from Moody’s and A-1 from Standard and Poor’s. In January 2006,

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Standard and Poor’s placed BellSouth’s short- and long-term credit ratings on CreditWatch with negative implications. Standard and Poor’s indicated that its action resulted from its concern over the increasing uncertainty of the business prospects of the local wireline business. BellSouth remains on CreditWatch with negative implications following the March 2006 announcement of the pending merger between BellSouth and AT&T. On July 27, 2006, Moody’s confirmed the A2 senior unsecured and P-1 short-term ratings of BellSouth.

Financing arrangements

As of June 30, 2006, our authorized commercial paper program was $10.5 billion, with $2.0 billion outstanding. We believe that we have ready access to the commercial paper market in the event we need funding in excess of our operating cash flows. We also have an effective registration statement on file with the Securities and Exchange Commission under which we could issue $3.1 billion of long-term debt securities. The merger agreement with AT&T provides that we cannot incur additional indebtedness in excess of $1.5 billion in the aggregate without AT&T’s prior written consent.

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

Except as described in this paragraph, the line of credit contains no financial covenants or requirements for compensating balances. Further, the line of credit does not contain any provisions that are tied to the ratings assigned to us or our affiliates by an external debt rating agency. The line of credit limits the debt of the Company and its consolidated subsidiaries to 300 percent of consolidated earnings before interest, taxes, depreciation and amortization for the preceding four quarters. During the first half of 2006, this debt to earnings ratio was approximately 215 percent. In addition, the line of credit prohibits the Company and its significant subsidiaries from permitting liens to be placed on their properties or assets except in specified circumstances. If BellSouth or any of our subsidiaries defaults on any outstanding debt in excess of $200, an event of default will occur under the line of credit.

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

On March 5, 2006, we announced that we had entered into a merger agreement with AT&T. Completion of the merger requires certain regulatory approvals. The merger is currently expected to close in the fall of 2006. Current employees may experience uncertainty about their post-merger roles with AT&T. This may materially adversely affect the ability of BellSouth to attract and retain key management, sales, marketing, technical and other personnel. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with AT&T following the merger. Accordingly, no assurance can be given that we will be able to attract or retain key employees to the same extent as we have in the past. Further, diversion of attention from ongoing operations on the part of management and employees could adversely affect our customers, suppliers and other parties with whom we have relationships. While the merger is pending, customers and strategic partners may delay or defer decisions to use BellSouth services, which could adversely affect our revenues and earnings, as well as the market price of our common shares.

In addition, customers may experience uncertainty about their BellSouth services, including network integration, pricing, and customer service, after the closing of the merger. This may materially adversely affect the ability of BellSouth to gain new customers and retain existing customers.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of our equity securities during the second quarter of 2006.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value that May Yet Be Purchased Under the Plan (2)
April 1 - 30, 2006	4,521	$ 33.67	—	$ 1,012,540,000
May 1 - 31, 2006	41,036	$ 33.38	—	$ 1,012,540,000
June 1 - 30, 2006	6,383	$ 35.05	—	$ 1,012,540,000
Total	51,940	$ 33.61	—	$ 1,012,540,000

(1) Represents shares purchased from employees to pay taxes related to the vesting of restricted shares, at an average price of $33.61. Excludes shares purchased from employees to pay taxes related to the exercise of stock options.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on April 24, 2006. The voting results were as follows:

Number of Shares Outstanding as of Record Date: 1,818,177,955

Number of Shares Present: 1,515,955,978

Percent of Shares Present: 83.38%

Proposal Number 1:

Election of Directors

	For	Withheld
F. Duane Ackerman	1,472,651,498	43,304,480
Reuben V. Anderson	1,411,028,914	104,927,064
James H. Blanchard	1,420,276,729	95,679,249
J. Hyatt Brown	1,197,950,909	318,005,069
Armando M. Codina	1,418,913,321	97,042,657
Mark L. Feidler	1,474,878,101	41,077,877
Kathleen F. Feldstein	1,484,862,487	31,093,491
James P. Kelly	1,485,070,906	30,885,072
Leo F. Mullin	1,428,621,387	87,334,591
Robin B. Smith	1,477,180,103	38,775,875
William S. Stavropoulos	1,471,798,507	44,157,471

Proposal Number 2:

Ratify the Appointment of the Independent Registered Public Accounting Firm

For	Against	Abstain
1,484,271,648	18,006,657	13,677,673

Proposal Number 3:

Shareholders’ Proposal re: Political Contribution Disclosure

For	Against	Abstain	Broker Non-Votes
140,666,969	1,025,145,466	116,117,420	234,026,123

Item 6. Exhibits

Exhibit
Number

4a

No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such instrument to the SEC upon request.

10gg-7	Seventh Amendment dated May 7, 2006 to the BellSouth Retirement Savings Plan.
11	Computation of Earnings Per Common Share.
12	Computation of Ratio of Earnings to Fixed Charges.
31a	Section 302 certification of F. Duane Ackerman.
31b	Section 302 certification of W. Patrick Shannon.
32	Statement Required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLSOUTH CORPORATION

By /s/ Raymond E. Winborne, Jr.

RAYMOND E. WINBORNE, JR.

Controller

(Principal Accounting Officer)

August 1, 2006

EXHIBIT INDEX

Exhibit
Number

4a

No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such instrument to the SEC upon request.

10gg-7	Seventh Amendment dated May 7, 2006 to the BellSouth Retirement Savings Plan.
11	Computation of Earnings Per Common Share.
12	Computation of Ratio of Earnings to Fixed Charges.
31a	Section 302 certification of F. Duane Ackerman.
31b	Section 302 certification of W. Patrick Shannon.
32	Statement Required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.