Form 10-Q
period 2006-09-30
BELLSOUTH CORP
filed 2006-11-01
CIK 732713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

---------------------------------------------------------------------

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No __X_

At October 30, 2006, 1,824,067,817 common shares were outstanding.

PART I – FINANCIAL INFORMATION

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
Operating revenues:
Communications Group	$ 4,558	$ 4,669	$ 13,749	$13,969
Advertising & Publishing Group	506	535	1,521	1,581
All other	8	14	35	45
Total operating revenues	5,072	5,218	15,305	15,595

Operating expenses:
Cost of services and products (excludes depreciation
and amortization shown separately below)	2,017	1,905	5,862	5,974
Selling, general, and administrative expenses	996	967	2,833	2,868
Depreciation and amortization	922	894	2,756	2,685
Provisions for restructuring and asset impairments	166	7	181	72
Total operating expenses	4,101	3,773	11,632	11,599

Operating income	971	1,445	3,673	3,996
Interest expense	274	302	850	860
Net earnings (losses) of equity affiliates	97	342	85	694
Gain on sale of operations	351	—	351	—
Other income (expense), net	64	90	176	212
Income from continuing operations before income taxes	1,209	1,575	3,435	4,042
Provision for income taxes	392	516	1,140	1,312
Income from continuing operations	817	1,059	2,295	2,730
Income from discontinued operations, net of tax	—	—	381	—

Net income	$ 817	$1,059	$ 2,676	$2,730

Weighted-average common shares outstanding:
Basic	1,831	1,814	1,831	1,806
Diluted	1,836	1,822	1,835	1,813
Dividends declared per common share	$ 0.29	$ 0.29	$ 0.85	$ 0.87

Basic earnings per share:
Income from continuing operations	$ 0.45	$ 0.58	$ 1.25	$ 1.51
Discontinued operations, net of tax	—	—	0.21	—
Net income	$ 0.45	$ 0.58	$ 1.46	$ 1.51
Diluted earnings per share:
Income from continuing operations	$ 0. 44	$ 0.58	$ 1.25	$ 1.51
Discontinued operations, net of tax	—	—	0.21	—
Net income	$ 0.44	$ 0.58	$ 1.46	$ 1.51

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	December 31,	September 30,
	2005	2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$427	$731
Short-term investments	—	1,327
Accounts receivable, net of allowance for uncollectibles of $289 and $244	2,555	2,562
Material and supplies	385	383
Other current assets	842	928
Total current assets	4,209	5,931

Investments in and advances to Cingular Wireless	21,274	22,357
Property, plant and equipment, net	21,723	21,820
Other assets	7,814	8,725
Intangible assets, net	1,533	1,540
Total assets	$56,553	$60,373

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt maturing within one year	$4,109	$3,926
Accounts payable	1,040	909
Other current liabilities	3,505	4,047
Total current liabilities	8,654	8,882

Long-term debt	13,079	14,278

Noncurrent liabilities:
Deferred income taxes	6,607	6,818
Other noncurrent liabilities	4,679	4,959
Total noncurrent liabilities	11,286	11,777

Shareholders’ equity:
Common stock, $1 par value (8,650 shares authorized; 1,798 and 1,822 shares outstanding)	2,020	2,020
Paid-in capital	7,960	8,130
Retained earnings	20,383	21,525
Accumulated other comprehensive income (loss)	(14)	35
Shares held in trust and treasury	(6,815)	(6,274)
Total shareholders’ equity	23,534	25,436

Total liabilities and shareholders’ equity	$56,553	$60,373

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2006
Cash Flows from Operating Activities:
Net income	$2,676	$2,730
Less income from discontinued operations, net of tax	(381)	—
Income from continuing operations	$2,295	$2,730
Adjustments to reconcile income to cash provided by operating activities from continuing operations:
Depreciation and amortization	2,756	2,685
Provision for uncollectibles	258	230
Net earnings of equity affiliates	(85)	(694)
Deferred income taxes	51	165
Pension income	(399)	(391)
Stock-based compensation expense	70	45
Loss on extinguishment of debt	42	—
Gain on sale of operations	(351)	—
Asset impairments	166	—
Net change in:
Accounts receivable and other current assets	(174)	(275)
Accounts payable and other current liabilities	1,009	447
Deferred charges and other assets	(79)	(49)
Other liabilities and deferred credits	337	332
Other reconciling items, net	38	43
Net cash provided by operating activities from continuing operations	5,934	5,268

Cash Flows from Investing Activities:
Capital expenditures	(2,465)	(2,761)
Investment in short-term instruments	(88)	(5,227)
Proceeds from sale of short-term instruments	104	3,901
Proceeds from sale of operations	1,555	—
Investments in debt and equity securities	(156)	(819)
Proceeds from sale of debt and equity securities	45	289
Net repayments from (advances to) Cingular Wireless	1,736	(416)
Other investing activities, net	(37)	(32)
Net cash provided by (used for) investing activities from continuing operations	694	(5,065)

Cash Flows from Financing Activities:
Net borrowings (repayments) of short-term debt	(2,110)	234
Proceeds from issuance of long-term debt	—	1,200
Repayments of long-term debt	(1,500)	(433)
Dividends paid	(1,520)	(1,572)
Purchase of treasury shares	(137)	(52)
Proceeds from issuing common stock	60	654
Other financing activities, net	44	70
Net cash (used in) provided by financing activities from continuing operations	(5,163)	101

Net increase in cash and cash equivalents from continuing operations	1,465	304

Cash flows from discontinued operations:
Net cash provided by operating activities	10	—
Net cash used for investing activities	(125)	—
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents from discontinued operations	(115)	—
Net increase in cash and cash equivalents	1,350	304
Cash and cash equivalents at beginning of period	680	427
Cash and cash equivalents at end of period	$2,030	$731

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(IN MILLIONS)

(Unaudited)

	Number of Shares		Amount
	Common Stock	(a) Shares Held in Trust and Treasury	Common Stock	Paid-in Capital	Retained Earnings	Accum. Other Comprehensive Income (Loss)	(a) Shares Held in Trust and Treasury	Total

Balance at December 31, 2004	2,020	(189)	$ 2,020	$ 7,840	$ 19,267	$ (157)	$ (5,904)	$ 23,066

Net income					2,676			2,676
Other comprehensive income, net of tax						129		129
Total comprehensive income								2,805
Dividends declared					(1,556)			(1,556)
Purchase of treasury stock		(5)					(137)	(137)
Share issuances for employee benefit plans		5		(54)	(61)		176	61
Stock-based compensation				70				70
Tax benefit related to stock options				5				5
Balance at September 30, 2005	2,020	(189)	$ 2,020	$ 7,861	$ 20,326	$ (28)	$ (5,865)	$ 24,314

Balance at December 31, 2005	2,020	(222)	$ 2,020	$ 7,960	$ 20,383	$ (14)	$ (6,815)	$ 23,534

Net income					2,730			2,730
Other comprehensive income, net of tax						49		49
Total comprehensive income								2,779
Dividends declared					(1,571)			(1,571)
Purchase of treasury stock		(2)					(52)	(52)
Share issuances for employee benefit plans		26		(144)	(17)		838	677
Purchases and sales of treasury stock with grantor trusts				245			(245)	—
Stock-based compensation				45				45
Tax benefit related to stock options				24				24
Balance at September 30, 2006	2,020	(198)	$ 2,020	$ 8,130	$ 21,525	$ 35	$ (6,274)	$ 25,436

(a)	Trust and treasury shares are not considered to be outstanding for financial reporting purposes.

	As of September 30,
	2005	2006
Shares held in trust	26	8
Shares held in treasury	163	190
Total	189	198

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

NOTE B – RECENTLY ISSSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS No. 158). SFAS No. 158 amends FASB Statements No. 87, 88, 106, and 132(R) by requiring recognition of the over-funded or under-funded status of our defined benefit postretirement plans as assets or liabilities in our statement of financial position and to recognize changes in that funded status through comprehensive income in the year in which the changes occur. SFAS No. 158 is effective for BellSouth on a prospective basis beginning December 31, 2006. We are currently evaluating the impact SFAS No. 158 will have on our financial statements. If the standard had been applied based on balances as of December 31, 2005, net liabilities would have increased $2.9 billion with a corresponding decline in equity.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for BellSouth beginning January 1, 2007. We are currently evaluating the impact FIN 48 will have on our financial statements.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
Basic common shares outstanding	1,831	1,814	1,831	1,806
Incremental shares from stock-based compensation and benefit plans	5	8	4	7
Diluted common shares outstanding	1,836	1,822	1,835	1,813
Common stock equivalents excluded from the computation	77	44	77	57

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE D – DISCONTINUED OPERATIONS (Continued)

Summarized results of operations for the discontinued operations for the nine months ended September 30, 2005 are as follows:

2005
Revenue	$ 66
Operating loss	(5)
Gain on sale of operations	629
Income before income taxes	616
Income tax expense	235
Income from discontinued operations	$ 381

NOTE E - MERGER OF BELLSOUTH AND AT&T

On March 4, 2006, we agreed to merge with a subsidiary of AT&T Inc. (AT&T) in a transaction in which each share of BellSouth common stock will be exchanged for 1.325 shares of AT&T common stock. The stock consideration in the transaction is expected to be tax-free to our shareholders. On July 21, 2006, AT&T and BellSouth received approval from their stockholders for AT&T to acquire BellSouth. The acquisition is subject to approval by regulatory authorities and to other customary closing conditions. The US Department of Justice cleared the merger on October 11, 2006. The Federal Communications Commission has scheduled a meeting to vote on the merger on November 3, 2006. The acquisition is currently expected to close in the fall of 2006. However, it is possible that factors outside of our control could require us to complete the merger at a later time or not to complete it at all. The terms of certain of our agreements, including contracts, employee benefit arrangements and debt instruments, have provisions which could result in changes to the terms of these agreements upon a change in control of BellSouth.

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

The following table displays the summary financial information of Cingular Wireless. These amounts are shown on a 100 percent basis.

	December 31, 2005	September 30, 2006
Balance Sheet Information:
Current assets	$ 6,049	$ 6,826
Noncurrent assets	$ 73,270	$ 73,466
Current liabilities	$ 10,008	$ 9,543
Noncurrent liabilities	$ 23,790	$ 23,486
Minority interest	$ 543	$ 618
Members’ capital	$ 44,978	$ 46,645

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
Income Statement Information:
Revenues	$ 8,746	$ 9,553	$ 25,584	$ 27,751
Operating income	$ 657	$ 1,416	$ 1,275	$ 3,240
Net income (loss)	$ 222	$ 847	$ 129	$ 1,741

As of September 30, 2006, our book investment exceeded our proportionate share of the net assets of Cingular Wireless by $456.

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE F - INVESTMENTS IN AND ADVANCES TO CINGULAR WIRELESS (Continued)

Advance

We have an advance to Cingular Wireless that, with interest, totaled $2,622 at December 31, 2005 and September 30, 2006. This advance earns an interest rate of 6.0 percent per annum and matures on June 30, 2008.

Revolving Line of Credit

BellSouth and AT&T provide unsubordinated short-term financing on a pro rata basis for Cingular Wireless’ ordinary course of business cash requirements. Under the terms of the line of credit, Cingular Wireless’ available cash (as defined), if any, is applied first to repay amounts loaned to Cingular Wireless under the line of credit. Remaining available cash is applied to the repayment of the advance described above. Borrowings bear interest at 1-Month LIBOR plus 0.05 percent payable monthly. The line of credit terminates on July 31, 2007. Borrowings from BellSouth under the revolving credit line, including interest, were $204 at December 31, 2005 and $621 at September 30, 2006.

Provision of Services

We also generate revenues from Cingular Wireless in the ordinary course of business for the provision of local interconnection services, long distance services, sales agency fees and customer billing and collection fees.

Interest and Revenue Earned from Cingular Wireless:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues	$ 193	$ 214	$ 527	$ 607
Interest income on advances	$ 47	$ 49	$ 163	$ 140
Interest expense on line of credit	$ 2	$ —	$ 2	$ —

Interest income on advances and interest expense on the line of credit are offset by a like amount of interest expense and interest income recorded by Cingular Wireless and reported in our financial statements in the caption “Net earnings (losses) of equity affiliates.”

Receivables and payables incurred in the ordinary course of business are recorded on our balance sheets as follows:

	December 31, 2005	September 30, 2006
Receivable from Cingular	$ 51	$ 73
Payable to Cingular	$ 54	$ 60

NOTE G - DEBT

Issuances & Maturities

On August 2, 2006, we sold $1,200 of 2-year, floating rate notes due August 15, 2008. In addition, we incurred debt issuance costs of $2 related to this transaction.

The proceeds were used in part to fund $1,000 of maturing 5-year, 5.0 percent notes on October 16, 2006.

Early Redemptions

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

NOTE H - WORKFORCE REDUCTION AND RESTRUCTURING

Based on competitive activity in the telecommunications industry, realignment of our business and productivity improvements, we have periodically initiated workforce reductions and recorded charges for early termination benefits.

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

In addition, we recorded restructuring charges totaling $7 for non-management surpluses announced in the third quarter of 2006 and $31 for the nine months ended September 30, 2006.

The following table summarizes activity associated with the workforce reduction and restructuring liability for the nine months ended September 30, 2006:

Balance at December 31, 2005	$ 100
Accruals	158
Cash Payments	(151)
Adjustments	(86)
Balance at September 30, 2006	$ 21

Adjustments to the employee separations accrual are due to the reversal noted above for $77 as well as estimated demographics being different than actual demographics of employees that separated from the Company.

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

The following details pension and postretirement benefit costs included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying Consolidated Statements of Income. Approximately 10 percent of these costs are capitalized to property, plant and equipment with labor related to network construction. During the quarter, lump sum distributions from our management pension plan exceeded the settlement threshold equal to the sum of the service cost and interest cost components of net periodic pension cost; therefore, we recognized a settlement gain in addition to our normal periodic cost. Components of net periodic benefit costs were as follows:

	Pension Benefits		Other Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2005	2006	2005	2006
Service cost	$ 52	$ 49	$ 31	$ 31
Interest cost	147	150	145	146
Expected return on plan assets	(322)	(319)	(84)	(86)
Amortizations:
Unrecognized net obligation	—	—	19	12
Unrecognized prior service cost	(10)	(10)	56	45
Unrecognized (gain) loss	—	—	26	29
Net periodic benefit cost (income)	$ (133)	$ (130)	$ 193	$ 177
Settlements	—	(8)	—	—
Net periodic benefit cost (income), adjusted	$ (133)	$ (138)	$ 193	$ 177

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE I - EMPLOYEE BENEFITS PLANS (Continued)

	Pension Benefits		Other Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
Service cost	$ 155	$ 147	$ 92	$ 94
Interest cost	441	449	437	438
Expected return on plan assets	(964)	(956)	(252)	(260)
Amortizations:
Unrecognized net obligation	—	—	55	38
Unrecognized prior service cost	(31)	(31)	169	135
Unrecognized (gain) loss	—	—	77	86
Net periodic benefit cost (income)	$ (399)	$ (391)	$ 578	$ 531
Settlements	—	(8)	—	—
Net periodic benefit cost (income), adjusted	$ (399)	$ (399)	$ 578	$ 531

Employer Contributions

Due to the funded status of our pension plans, we do not expect to make contributions to these plans in 2006. Consistent with prior years, we expect to contribute cash to the Voluntary Employee Beneficiary Association trusts to fund other benefit payments. During the nine months ended September 30, 2006, we contributed $268 to fund these other benefits and expect to contribute approximately $80 to $130 during the remainder of 2006.

Cash Balance Pension Plans

In July 2003, a Federal district court in Illinois ruled that the benefit formula used in International Business Machines Corporation's (IBM) cash balance pension plan violated the age discrimination provisions of the Age Discrimination in Employment Act (ADEA) and certain provisions of the Employee Retirement Income Security Act (ERISA). Subsequent opinions of several other courts have conflicted with that court's view, while others have agreed. Recently, the Seventh Circuit Court of Appeals overturned the district court's opinion in the IBM case and determined that cash balance pension plan formulas are not inherently age discriminatory. Further, recent legislation, the Pension Protection Act of 2006, specifically validated prospectively the legal status of certain cash balance designs, including the types of cash balance formulas specified under our tax-qualified cash balance pension plans. At this time, it is unclear what effect, if any, the remaining negative decisions regarding cash balance formulas may have on our tax-qualified cash balance pension plans or our financial condition.

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

Given trends in long-term compensation awards and market conditions, over the last few years we have moved toward granting a mix of restricted stock (or restricted stock units) and performance share units in lieu of stock options. The table below summarizes the total compensation cost for each type of award and the related total tax benefit included in our results of operations:

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE J - STOCK COMPENSATION PLANS (Continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Compensation cost:	2005	2006	2005	2006
Stock options	$ 9	$ 2	$ 32	$ 9
Restricted stock and restricted stock units	13	12	39	36
Performance share units	19	57	49	133
Total compensation cost	41	71	120	178
Income tax benefit	(15)	(27)	(44)	(69)
Compensation cost net of income tax benefit	$ 26	$ 44	$ 76	$ 109

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

	Number of options	Weighted- average option prices per common share	Weighted- average remaining contractual term in years	Aggregate intrinsic value
Outstanding at December 31, 2005	96,802,789	$36.12
Granted	—	—
Exercised	(26,430,051)	$25.97
Forfeited or expired	(2,443,580)	$38.58
Outstanding at September 30, 2006	67,929,158	$39.97	3.98	$252
Exercisable at September 30, 2006	65,928,420	$40.33	3.91	$223

As of September 30, 2006, total compensation cost related to unvested stock options of $1 is expected to be amortized by the end of 2006. Information related to stock option exercises is provided below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
Total value received by employees for options exercised	$ 6	$ 109	$ 23	$ 246
Tax benefit realized for options exercised	$ 2	$ 40	$ 8	$ 91
Cash received for options exercised	$ 22	$ 274	$ 60	$ 654

Restricted Stock and Restricted Stock Unit Awards

Restricted stock and restricted stock unit awards granted to key employees under the plans are settled by issuing shares of common stock at the vesting date. Generally, the restrictions lapse in full on the third anniversary of the grant date, or on a pro rata basis on each of the first three anniversaries of the grant date. The vesting of restricted stock and restricted stock units accelerates if there is a change in control (as defined in the plans) and the employee is terminated or resigns for good reason within two years of the change in control. The grant date fair value of the restricted stock and restricted stock units, which is the stock price on the grant date, is expensed over the period during which the restrictions lapse. The shares represented by restricted stock awards (but not restricted stock unit awards) are considered outstanding at the grant date, as the recipients are entitled to dividends and voting rights. A summary of restricted stock and restricted stock unit activity under the plans is presented below:

	Number of shares & units	Weighted-average grant date fair value
Unvested at December 31, 2005	4,270,080	$27.02
Granted	1,604,386	$31.88
Vested	(848,920)	$27.52
Forfeited	(190,625)	$28.55
Unvested at September 30, 2006	4,834,921	$28.48

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE J - STOCK COMPENSATION PLANS (Continued)

The weighted-average grant date fair value of restricted stock and restricted stock units granted during the three months ended September 30, 2005 and 2006 was $26.90 and $38.79, respectively. The weighted-average grant date fair value of restricted stock and restricted stock units granted during the nine months ended September 30, 2005 and 2006 was $26.06 and $31.88, respectively. As of September 30, 2006, the total unrecognized compensation cost for unvested restricted stock and restricted stock units of $65 is expected to be amortized over a weighted-average period of approximately 14 months. Information related to shares vested is provided below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
Total value received by employees for shares vested	$ 1	$ 1	$ 16	$ 27
Tax benefit realized for shares vested	$ –	$ –	$ 4	$ 9

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

Number of units
Unvested at December 31, 2005	5,857,605
Granted	2,259,675
Vested	–
Forfeited	(101,070)
Unvested at September 30, 2006	8,016,210

Effective with the adoption of the provisions of SFAS No. 123R on January 1, 2006, the amount of expense recognized for all unvested performance share units is based on the fair value of the performance shares at each reporting date and, as applicable, the expected outcome of performance conditions. The fair value of each performance share unit is determined at the grant date and at each reporting date using a Monte Carlo simulation model. The simulation model includes ranges of assumptions for stock price volatility, risk-free interest rates, and expected dividends. Expected volatilities for the three unvested awards are estimated based on a blend of historical volatility of our stock and implied volatilities from traded options on our stock and are currently estimated at 19% to 20%. The risk-free interest rate for periods within each performance period is based on the US Treasury yield curve in effect at the valuation date and currently ranges from 4.72% to 5.01%. Expected dividends are estimated based on historical patterns of increases.

The weighted-average fair value of unvested performance share units as of September 30, 2006 was $47.83, and the total unrecognized compensation cost of $181, based on this value, is expected to be amortized over a weighted-average period of approximately 15 months. Information related to performance share units vested and paid is provided below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
Total value received by employees for units vested and paid	$ 5	$ 14	$ 12	$ 35
Tax benefit realized for units vested and paid	$ 2	$ 6	$ 4	$ 14

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

The following table provides information for each operating segment:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
Communications Group
External revenues	$4,558	$4,669	$13,749	$13,969
Intersegment revenues	30	27	82	79
Total segment revenues	4,588	4,696	13,831	14,048
Segment operating income	1,021	1,205	3,228	3,474
Segment net income	$611	$720	$1,935	$2,072

Wireless
Total segment revenues	$3,499	$3,821	$10,234	$11,100
Segment operating income	555	748	1,301	1,914
Segment net income	$242	$360	$477	$879

Advertising & Publishing Group
External revenues	$506	$535	$1,521	$1,581
Intersegment revenues	3	2	10	9
Total segment revenues	509	537	1,531	1,590
Segment operating income	233	245	709	723
Segment net income	$146	$154	$441	$450

RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
Operating revenues
Total reportable segments	$8,596	$9,054	$25,596	$26,738
Cingular proportional consolidation	(3,499)	(3,821)	(10,234)	(11,100)
Corporate, eliminations and other	(25)	(15)	(57)	(43)
Total consolidated	$5,072	$5,218	$15,305	$15,595

Operating income
Total reportable segments	$1,809	$2,198	$5,238	$6,111
Cingular proportional consolidation	(555)	(748)	(1,301)	(1,914)
Hurricane Katrina-related expenses, net	(124)	–	(124)	(119)
Asset impairment	(166)	–	(166)	–
AT&T merger costs	–	(17)	–	(44)
Severance charges	–	–	–	(73)
Corporate, eliminations and other	7	12	26	35
Total consolidated	$971	$1,445	$3,673	$3,996

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE K - SEGMENT INFORMATION (Continued)

RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION (Continued)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
Net Income
Total reportable segments	$999	$1,234	$2,853	$3,401
Wireless merger intangible amortization	(93)	(75)	(284)	(240)
Wireless merger integration costs	(56)	(33)	(119)	(127)
Hurricane Katrina-related expenses, net	(98)	–	(98)	(73)
Asset impairment	(102)	–	(102)	–
AT&T merger costs	–	(13)	–	(30)
Severance charges	–	–	–	(45)
Early extinguishment of debt	–	–	(26)	–
Gain on sale of operations	228	–	228	–
Discontinued operations	–	–	381	–
Corporate, eliminations and other	(61)	(54)	(157)	(156)
Total consolidated	$817	$1,059	$2,676	$2,730

NOTE L - OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) is comprised of the following components:

	December 31, 2005	September 30, 2006
Cumulative foreign currency translation adjustments	$ (2)	$ (2)
Minimum pension liability adjustment	(133)	(125)
Net unrealized gains on derivatives	5	5
Net unrealized gains on securities	116	157
	$ (14)	$ 35

Total comprehensive income details are presented in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
Net Income	$ 817	$ 1,059	$ 2,676	$ 2,730
Other comprehensive income, net of tax:
Foreign currency translation:
Adjustments	(11)	—	(1)	—
Sale of foreign entities	10	—	78	—
	(1)	—	77	—

Minimum pension liability adjustment, net of tax	—	3	—	8

Deferred gains on derivatives:
Deferred gains	5	—	16	—
Reclassification adjustment for (gains) losses included in net income	(1)	—	(1)	—
	4	—	15	—
Unrealized gains (losses) on securities:
Unrealized holdings gains (losses)	35	22	34	48
Reclassification adjustment for (gains) losses included in net income	4	(9)	3	(7)
	39	13	37	41
Other comprehensive income	42	16	129	49
Total comprehensive income	$ 859	$ 1,075	$ 2,805	$ 2,779

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

(Unaudited)

NOTE M - CONTINGENCIES (Continued)

Telecommunications at any time since April 29, 1998, and a class of all African-American salaried workers employed by BellSouth Telecommunications at any time since April 29, 1998 in management positions at or below Job Grade 59/Level C. The plaintiffs are seeking unspecified amounts of back pay, benefits, punitive damages and attorneys’ fees and costs, as well as injunctive relief. The District Court denied plaintiffs’ motion for class certification on September 19, 2006. The plaintiffs have filed a motion for reconsideration of the class certification ruling.

Securities and ERISA claims

From August through October 2002, several individual shareholders filed substantially identical class action lawsuits against BellSouth and three of its senior officers alleging violations of the federal securities laws. The parties have reached a settlement agreement, subject to court approval, pursuant to which the class will receive $35 (all of which will be funded by insurance except for a $2.5 deductible).

In February 2003, a similar complaint was filed in the Superior Court of Fulton County, Georgia on behalf of participants in BellSouth’s Direct Investment Plan alleging violations of Section 11 of the Securities Act. We believe the settlement in the securities case described above will also resolve the claims brought in this litigation.

In September and October 2002, three substantially identical class action lawsuits were filed in the U.S. District Court for the Northern District of Georgia against BellSouth, its directors, three of its senior officers, and other individuals, alleging violations of the Employee Retirement Income Security Act (ERISA). Subject to approval of the court, the parties reached a settlement of the ERISA lawsuits. The settlement is on behalf of the Plans and certain participants who brought claims individually and on behalf of the Plans pursuant to ERISA section 502(a)(2). BellSouth does not expect the settlement to have a material effect on the Company. The principal terms of the settlement increase the minimum levels below which the Company matching contributions may not fall for a three-year period. The settlement does not require any other unreimbursed cash payments by the Company.

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

NOTE N - SUBSIDIARY FINANCIAL INFORMATION

We have fully and unconditionally guaranteed all of the outstanding debt securities of BellSouth Telecommunications, Inc. (BST), which is a 100 percent owned subsidiary of BellSouth. In accordance with SEC rules, we are providing the following condensed consolidating financial information. BST is listed separately because it has debt securities, registered with the SEC, that we have guaranteed. The Other column represents all other wholly owned subsidiaries excluding BST and BST subsidiaries. The Adjustments column includes the necessary amounts to eliminate the intercompany balances and transactions between BST, Other and Parent and to consolidate wholly-owned subsidiaries to reconcile to our consolidated financial information.

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE N - SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statements of Income

	For the Three Months Ended September 30, 2005
	BST	Other	Parent	Adjustments	Total

Total operating revenues	$4,165	$1,810	$—	$(903)	$5,072
Total operating expenses	4,065	1,366	(6)	(1,324)	4,101
Operating income (loss)	100	444	6	421	971
Interest expense	129	7	222	(84)	274
Net earnings (losses) of equity affiliates	292	96	819	(1,110)	97
Other income (expense), net	6	400	52	(43)	415
Income (loss) from continuing operations before income taxes	269	933	655	(648)	1,209
Provision (benefit) for income taxes	(28)	411	(162)	171	392
Income (loss) from continuing operations	297	522	817	(819)	817
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$297	$522	$817	$(819)	$817

	For the Three Months Ended September 30, 2006
	BST	Other	Parent	Adjustments	Total

Total operating revenues	$4,230	$1,757	$—	$(769)	$5,218
Total operating expenses	3,677	1,214	20	(1,138)	3,773
Operating income (loss)	553	543	(20)	369	1,445
Interest expense	152	9	251	(110)	302
Net earnings (losses) of equity affiliates	257	352	1,154	(1,421)	342
Other income (expense), net	14	45	99	(68)	90
Income (loss) from continuing operations before income taxes	672	931	982	(1,010)	1,575
Provision (benefit) for income taxes	139	299	(77)	155	516
Income (loss) from continuing operations	533	632	1,059	(1,165)	1,059
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$533	$632	$1,059	$(1,165)	$1,059

	For the Nine Months Ended September 30, 2005
	BST	Other	Parent	Adjustments	Total

Total operating revenues	$12,567	$5,329	$—	$(2,591)	$15,305
Total operating expenses	11,543	3,927	3	(3,841)	11,632
Operating income (loss)	1,024	1,402	(3)	1,250	3,673
Interest expense	375	14	668	(207)	850
Net earnings (losses) of equity affiliates	855	86	2,494	(3,350)	85
Other income (expense), net	(24)	505	161	(115)	527
Income (loss) from continuing operations before income taxes	1,480	1,979	1,984	(2,008)	3,435
Provision (benefit) for income taxes	184	771	(311)	496	1,140
Income (loss) from continuing operations	1,296	1,208	2,295	(2,504)	2,295
Income (loss) from discontinued operations, net of tax	—	381	381	(381)	381
Net income (loss)	$1,296	$1,589	$2,676	$(2,885)	$2,676

	For the Nine Months Ended September 30, 2006
	BST	Other	Parent	Adjustments	Total

Total operating revenues	$12,652	$5,503	$—	$(2,560)	$15,595
Total operating expenses	11,409	3,913	(16)	(3,707)	11,599
Operating income (loss)	1,243	1,590	16	1,147	3,996
Interest expense	455	24	715	(334)	860
Net earnings (losses) of equity affiliates	807	704	2,974	(3,791)	694
Other income (expense), net	24	141	253	(206)	212
Income (loss) from continuing operations before income taxes	1,619	2,411	2,528	(2,516)	4,042
Provision (benefit) for income taxes	252	787	(202)	475	1,312
Income (loss) from continuing operations	1,367	1,624	2,730	(2,991)	2,730
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$1,367	$1,624	$2,730	$(2,991)	$2,730

BELLSOUTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)

(Unaudited)

NOTE N - SUBSIDIARY FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2005					September 30, 2006

	BST	Other	Parent	Adjust- ments	Total	BST	Other	Parent	Adjust- ments	Total

ASSETS
Current assets:
Cash and cash equivalents	$ 98	$ 141	$ 138	$ 50	$ 427	$ 4	$ 108	$ 576	$ 43	$ 731
Short-term investments	—	—	—	—	—	—	—	1,327	—	1,327
Accounts receivable, net	25	2,058	4,510	(4,038)	2,555	58	1,029	4,194	(2,719)	2,562
Other current assets	537	531	39	120	1,227	507	519	84	201	1,311

Total current assets	660	2,730	4,687	(3,868)	4,209	569	1,656	6,181	(2,475)	5,931

Investments in and advances to Cingular Wireless	—	21,069	205	—	21,274	—	21,736	621	—	22,357
Property, plant and equipment, net	21,045	644	3	31	21,723	21,176	590	2	52	21,820
Deferred charges and other assets	9,117	611	34,322	(36,236)	7,814	9,529	548	35,671	(37,023)	8,725
Intangible assets, net	1,040	400	3	90	1,533	1,095	367	2	76	1,540

Total assets	$ 31,862	$ 25,454	$ 39,220	$ (39,983)	$ 56,553	$ 32,369	$ 24,897	$ 42,477	$ (39,370)	$ 60,373

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt maturing within one year	$ 5,003	$ 270	$ 3,985	$ (5,149)	$ 4,109	$ 3,744	$ 176	$ 3,857	$ (3,851)	$ 3,926
Other current liabilities	3,307	1,437	1,113	(1,312)	4,545	3,868	1,104	1,115	(1,131)	4,956

Total current liabilities	8,310	1,707	5,098	(6,461)	8,654	7,612	1,280	4,972	(4,982)	8,882

Long-term debt	2,931	99	10,571	(522)	13,079	2,894	94	11,772	(482)	14,278

Noncurrent liabilities:
Deferred income taxes	5,032	1,927	(574)	222	6,607	4,972	1,991	(298)	153	6,818
Other noncurrent liabilities	3,185	757	591	146	4,679	3,268	847	595	249	4,959

Total noncurrent liabilities	8,217	2,684	17	368	11,286	8,240	2,838	297	402	11,777

Shareholders’ equity	12,404	20,964	23,534	(33,368)	23,534	13,623	20,685	25,436	(34,308)	25,436

Total liabilities and shareholders’ equity	$ 31,862	$ 25,454	$ 39,220	$ (39,983)	$ 56,553	$ 32,369	$ 24,897	$ 42,477	$ (39,370)	$ 60,373

Condensed Consolidating Cash Flow Statements

	For the Nine Months Ended September 30, 2005

	BST	Other	Parent	Adjustments	Total

Cash flows from continuing operations:
Cash flows from operating activities	$5,254	$1,257	$6,473	$(7,050)	$5,934
Cash flows from investing activities	(2,344)	4,709	1,975	(3,646)	694
Cash flows from financing activities	(2,905)	(6,053)	(6,935)	10,730	(5,163)
Cash flows from discontinued operations	—	(115)	—	—	(115)

Net (decrease) increase in cash	$5	$(202)	$1,513	$34	$1,350

	For the Nine Months Ended September 30, 2006

	BST	Other	Parent	Adjustments	Total

Cash flows from continuing operations:
Cash flows from operating activities	$4,225	$1,821	$2,011	$(2,789)	$5,268
Cash flows from investing activities	(2,754)	26	(2,081)	(256)	(5,065)
Cash flows from financing activities	(1,565)	(1,880)	508	3,038	101
Cash flows from discontinued operations	—	—	—	—	—

Net (decrease) increase in cash	$(94)	$(33)	$438	$(7)	$304

Supplemental Data

	For the Nine Months Ended September 30, 2005
	BST	Other	Parent	Adjustments	Total
Depreciation and amortization expense	$2,535	$183	$2	$36	$2,756
Capital expenditures	$2,336	$115	$2	$12	$2,465

	For the Nine Months Ended September 30, 2006
	BST	Other	Parent	Adjustments	Total
Depreciation and amortization expense	$2,462	$189	$2	$32	$2,685
Capital expenditures	$2,613	$126	$-	$22	$2,761

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

While the last mile connectivity to the customer remains essential, the communications industry is transitioning from a network-centric circuit-based infrastructure to an applications-centric Internet Protocol (IP) infrastructure, which could create uncertainty around traditional business models. Further, industry consolidation, such as the recent combinations of SBC and AT&T, Verizon and MCI, and Sprint and Nextel, and the pending merger of BellSouth and AT&T, are creating large enterprises with global reach and economies of scale.

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

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

The FCC provided additional relief when it released new broadband rules effective in November 2005 that responded to a U.S. Supreme Court decision. The new rules are designed to provide our high speed Internet access services with regulation equivalent to that of our competition, particularly cable modem providers. The new rules were fully phased in during the third quarter of 2006.

The states in our region continue to exert economic regulation over much of the revenue generated by our traditional narrowband wireline telecommunications services, though that regulation has been lessening. During the past two years, state legislatures and state regulatory commissions have taken action that moved regulation toward equivalence with our telecommunications competitors by prohibiting state regulation of broadband services, rebalancing rates, and reducing regulation of service bundles and services under contract.

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

MERGERS, ACQUISITIONS AND DISPOSITIONS

On March 4, 2006, we agreed to merge with a subsidiary of AT&T. In the merger, shareholders of BellSouth will receive 1.325 shares of AT&T common stock for each share of BellSouth common stock. The transaction has been approved by the Board of Directors and shareholders of each company, as well as the US Department of Justice (DOJ) and all necessary state and foreign regulatory authorities. The FCC has scheduled a meeting to vote on the merger on November 3, 2006. We currently expect the transaction to close in the fall of 2006. We expect the combined company to be a more effective and efficient provider in the wireless, broadband, video, voice and data markets. The merger will also put control of Cingular Wireless in one company.

We have completed the exit of our international operations and increased our investment in the wireless market through Cingular Wireless’ acquisition of AT&T Wireless. The addition of AT&T Wireless filled in Cingular Wireless’ national coverage footprint, added depth to its licensed spectrum position, and added size and scale to compete more effectively. Cingular Wireless’ improvements in customer service and network coverage combined with new advertising campaigns are driving customer loyalty and growth. Customer churn has reduced appreciably, integration efforts are well underway and cost synergies are contributing to margin expansion. This acquisition substantially increases BellSouth’s participation in the wireless industry, bringing wireless to over 40 percent of our proportional revenues including Cingular Wireless. As Cingular completes its integration of AT&T Wireless and executes its strategy, we expect its contribution to BellSouth’s earnings to increase.

HIGHLIGHTS AND OUTLOOK

Consolidated revenues, which do not include our share of Cingular, increased 2.9 percent in the third quarter of 2006 and 1.9 percent year-to-date compared to the same periods of 2005, attributable to growth in both the Communications Group and Advertising & Publishing Group. The year-over-year growth in consolidated revenues was positively impacted by $51 in one-time credits issued during the third quarter of 2005 to customers affected by Hurricane Katrina. Revenue growth was driven by digital subscriber lines (DSL), long distance, wholesale wireless transport and emerging data services, as well as by electronic media and print services. This growth was partially offset by revenue declines from retail residence and wholesale voice access line losses. We added 176,000 net DSL customers and 118,000 long distance customers during the third quarter of 2006. We served more than 3.4 million total DSL customers and approximately 7.6 million long distance customers at September 30, 2006. At September 30, 2006 we had more than 5.1 million residential packages, an increase of 5.7 percent compared to the same period in 2005. Nearly 44 percent of packages included multiple products.

Total access lines were down 301,000 from June 30, 2006 driven by technology substitution and competition from cable telephony providers. Total retail access lines were down 127,000, which included 135,000 of line losses in consumer and positive retail small business line growth of 20,000 offset by a 13,000 decline in retail large business. The wholesale line base, of which the majority is UNE-P, declined 174,000 compared to June 30, 2006.

Our cost structure is heavily weighted towards labor and fixed asset related costs. We have adjusted our workforce due to shifts in market share of access lines. Since the beginning of 2001, we have reduced our domestic workforce by nearly 21,000 employees, or 26 percent. These workforce reductions along with reduced overtime and project spending contributed to improved year-over-year wireline operating margins. Sustaining our margins will require continued

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

market penetration of new services and improvements in productivity to manage our costs as competition and technology substitution intensifies.

Operating cash flow from continuing operations of $5,268 for the first nine months of 2006 was $666 lower than the same period in 2005 primarily due to a $566 federal income tax payment in the third quarter of 2006. Capital expenditures were $2,761 for the first nine months of 2006 and $2,465 for the first nine months of 2005. The increase in capital expenditures compared to the prior period relates primarily to expenditures of approximately $265 for Hurricane Katrina restoration efforts in 2006 compared to $22 in the third quarter of 2005, and increased spending for broadband investments in infrastructure and systems.

Cingular Wireless

Cingular Wireless added approximately 1.4 million net customers in the third quarter of 2006, bringing its nationwide customer base to 58.7 million customers. Customer churn of 1.8 percent in the third quarter of 2006 decreased 50 basis points compared to the same period in the prior year. Year-over-year revenue growth exceeded 9 percent driven by subscriber growth and higher data average revenue per user (ARPU). Operating margin has been improving due to revenue growth and ARPU stabilization coupled with operational and merger-related synergies.

Consolidated Results of Operations

Key financial and operating data for BellSouth Corporation for the three and nine months ended September 30, 2005 and 2006 are set forth below. All references to earnings per share are on a diluted basis. The discussion of consolidated results should be read in conjunction with the discussion of results by segment directly following this section.

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

	For the Three Months Ended September 30,		Percent	For the Nine Months Ended September 30,		Percent
	2005	2006	Change	2005	2006	Change

Operating revenues	$ 5,072	$ 5,218	2.9%	$ 15,305	$ 15,595	1.9%
Operating expenses
Cost of services and products	2,017	1,905	(5.6%)	5,862	5,974	1.9%
Selling, general, and administrative expenses	996	967	(2.9%)	2,833	2,868	1.2%
Depreciation and amortization	922	894	(3.0%)	2,756	2,685	(2.6%)
Provisions for restructuring and asset impairments	166	7	*	181	72	(60.2%)
Total operating expenses	4,101	3,773	(8.0%)	11,632	11,599	(0.3%)
Operating income	971	1,445	48.8%	3,673	3,996	8.8%
Interest expense	274	302	10.2%	850	860	1.2%
Net earnings (losses) of equity affiliates	97	342	252.6%	85	694	*
Gain on sale of operations	351	–	*	351	–	*
Other income (expense), net	64	90	40.6%	176	212	20.5%
Income from continuing operations before income taxes	1,209	1,575	30.3%	3,435	4,042	17.7%
Provision for income taxes	392	516	31.6%	1,140	1,312	15.1%
Income from continuing operations	817	1,059	29.6%	2,295	2,730	19.0%
Income from discontinued operations, net of tax	–	–	–	381	–	*
Net income	$ 817	$ 1,059	29.6%	$ 2,676	$2,730	2.0%

* Not meaningful.

Operating revenues

Consolidated operating revenues increased $146 in the third quarter of 2006 and $290 year-to-date compared to the same periods in 2005 reflecting growth in DSL, long distance, wholesale wireless transport and emerging data services as well as electronic media and print services. These increases were partially offset by the impact of revenue declines associated with retail residence and wholesale voice access line losses due to competition and technology substitution. The year-over-year increase in the third quarter of 2006 also reflects the impact of $51 in credits issued to customers affected by Hurricane Katrina in the third quarter of 2005. Combined revenues from DSL and long distance increased $154 in the third quarter of 2006 and $482 year-to-date compared to the same periods last year. Other data revenues increased $44 in the third quarter of 2006 and $52 year-to-date compared to the same periods in 2005. Other voice and access line-related revenues declined $134 in the third quarter of 2006 and $362 year-to-date compared to the same periods in 2005.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Electronic media and print revenues grew $28 in the third quarter of 2006 and $59 year-to-date compared to the same periods last year.

Revenue trends are discussed in more detail in the Communications Group and Advertising & Publishing Group segment results sections.

Operating expenses

Total operating expenses decreased $328 in the third quarter of 2006 compared to the same period of the prior year. The major driver of this decrease was $290 incurred during the third quarter of 2005 for Hurricane Katrina-related asset impairments, service restoration and network repair costs. Other year-over-year decreases during the third quarter of 2006 included $48 at the Communications Group which consisted primarily of lower information technology platform spending, fees and labor costs (from force reductions and lower overtime primarily offset by increases in stock-based compensation). Also, depreciation and amortization was lower by $28 due to reduced rates. These declines were slightly offset by $24 of costs directly associated with the pending merger with AT&T and incremental severance-related costs associated with voluntary management workforce reductions. Additionally, the Advertising & Publishing Group experienced $15 of higher growth-related expenses and uncollectibles expense.

Year-to-date, total operating expenses decreased $33 compared to the same period of 2005. Expenses in 2006 continued to be impacted by service restoration and network repair activities carrying over from damage caused by Hurricanes Katrina and Wilma in late 2005. These costs, net of $50 in insurance recoveries, were less than the weather-related spending of the corresponding period of the prior year, resulting in an overall decrease in weather-related expenses of $104 year-to-date. Lower depreciation and amortization of $72 as well as $24 of year-to-date expense declines at the Communications Group also contributed to the year-over-year decrease. This year-to-date expense decline was partially offset by $57 of incremental severance-related costs associated with voluntary management workforce reductions, $44 of costs directly associated with the pending merger with AT&T and $43 of year-over-year increases at the Advertising & Publishing Group.

Operating expense trends are discussed in more detail in the Communications Group and Advertising & Publishing Group segment results sections.

Interest expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2005	2006	Change	2005	2006	Change
Interest expense – debt	$ 248	$ 271	$ 23	$ 771	$ 781	$ 10
Interest expense – other	26	31	5	79	79	–
Total interest	$ 274	$ 302	$ 28	$ 850	$ 860	$ 10
Average debt balances	$17,292	$17,908	$616	$18,468	$17,615	$(853)
Effective rate	5.7%	6.0%	30 bps	5.6%	5.9%	30 bps

Interest expense associated with interest-bearing debt was higher in the third quarter and year-to-date periods of 2006 compared to the same periods of the prior year. This was primarily the result of higher interest rates on variable rate debt. The increase in interest expense in the third quarter of 2006 compared to prior year was also impacted by higher average debt balances due to borrowings.

Net earnings (losses) of equity affiliates

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2005	2006	Change	2005	2006	Change
Cingular	$ 89	$ 339	$ 250	$ 53	$ 696	$ 643
Other equity investees	8	3	(5)	32	(2)	(34)
Total	$ 97	$ 342	$ 245	$ 85	$ 694	$ 609

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

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Other income (expense), net

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2005	2006	Change	2005	2006	Change
Interest income	$ 8	$ 21	$ 13	$ 18	$ 36	$ 18
Interest on advances to Cingular	47	49	2	163	140	(23)
Loss on early extinguishment of debt	–	–	–	(42)	–	42
Other, net	9	20	11	37	36	(1)
Total other income (expense), net	$ 64	$ 90	$ 26	$ 176	$ 212	$ 36

Interest income for the three and nine months ended September 30, 2006 increased over the same periods of the prior year due to increased average invested cash and higher interest rates. Interest on advances to Cingular for the three months ended September 30, 2006 was higher than the same period of the prior year due to principal borrowings and rate increases. The decline in interest on advances to Cingular in the year-to-date period is due to principal repayments, partially offset by rate increases. Interest income on advances to Cingular is offset by a like amount of interest expense recorded by Cingular and reported in our financial statements in the caption “Net earnings (losses) of equity affiliates.”

Provision for income taxes

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2005	2006	Change	2005	2006	Change
Provision for income taxes	$ 392	$ 516	$ 124	$ 1,140	$ 1,312	$ 172
Effective tax rate	32.4%	32.8%	40 bps	33.2%	32.5%	(70 bps)

The effective rates in both periods of 2006 are favorably impacted by year-over-year increases in tax benefits associated with the dividends received deduction for our investment in Cingular, the release of valuation allowance against state net operating losses, the Medicare Part D subsidy, and a tax benefit for production activities conducted within the US. Current year increases in these benefits are offset by tax impacts of certain non-deductible merger-related costs incurred in 2006, and higher state tax expense primarily due to enacted state law changes.

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

	For the Three Months Ended September 30,		Percent	For the Nine Months Ended September 30,		Percent
	2005	2006	Change	2005	2006	Change
Segment operating revenues:
Voice	$ 3,136	$ 3,058	(2.5%)	$ 9,445	$ 9,289	(1.7%)
Data	1,166	1,315	12.8%	3,491	3,861	10.6%
Other	286	323	12.9%	895	898	0.3%
Total segment operating revenues	4,588	4,696	2.4%	13,831	14,048	1.6%
Segment operating expenses:
Cost of services and products	1,860	1,833	(1.5%)	5,563	5,627	1.2%
Selling, general, and administrative expenses	793	772	(2.6%)	2,306	2,285	(0.9%)
Depreciation and amortization	914	886	(3.1%)	2,734	2,662	(2.6%)
Total segment operating expenses	3,567	3,491	(2.1%)	10,603	10,574	(0.3%)
Segment operating income	1,021	1,205	18.0%	3,228	3,474	7.6%
Segment net income	$ 611	$ 720	17.8%	$ 1,935	$ 2,072	7.1%
Unusual items excluded from segment net income:
Hurricane Katrina-related expenses	(172)	–	*	(172)	(74)	*
Severance charges	–	–	*	–	(45)	*
AT&T merger costs	–	(13)	*	–	(30)	*
Early extinguishment of debt costs	–	–	*	(26)	–	*
Segment net income including unusual items	$ 439	$ 707	61.0%	$ 1,737	$ 1,923	10.7%

Key Indicators (000s except where noted)

Switched access lines (1):
Residence retail:
Primary				11,465	10,932	(4.6%)
Additional				1,206	1,044	(13.4%)
Total retail residence				12,671	11,976	(5.5%)
Residential wholesale voice lines				1,674	1,121	(33.0%)
Total residence				14,345	13,097	(8.7%)
Business retail				5,294	5,305	0.2%
Business wholesale voice lines				712	553	(22.3%)
Total business				6,006	5,858	(2.5%)
Other retail/wholesale lines (primarily payphones)				95	83	(12.6%)
Total Switched access lines				20,446	19,038	(6.9%)

DSL customers (retail and wholesale)				2,678	3,449	28.8%
Retail long distance customers				6,993	7,596	8.6%

Switched access and local minutes of use (millions)	15,511	14,810	(4.5%)	47,279	45,088	(4.6%)
Retail long distance minutes of use (millions)	6,660	6,703	0.6%	18,972	19,877	4.8%
Total access minutes of use (millions)	22,171	21,513	(3.0%)	66,251	64,965	(1.9%)

Capital expenditures	$ 878	$ 725	(17.4%)	$ 2,446	$ 2,743	12.1%

* Not meaningful.

(1)	Prior period operating data are often revised at later dates to reflect updated information. The above information reflects the latest data available for the periods indicated.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Segment operating revenues

Revenue grew 2.4 percent in the third quarter of 2006 compared to the same period in 2005. Adjusting for $44 of one-time Hurricane Katrina credits in the third quarter of 2005, the year-over-year increase would have been 1.4 percent. Revenue growth in mass-market broadband and long distance services and growth in emerging data services offset revenue declines from traditional access line services.

Growth in consumer long distance and DSL revenue was partially offset by retail residential access line losses, resulting in a 2.8 percent year-over-year increase in consumer revenue. Revenue for our small business unit increased 10.6 percent in the third quarter of 2006 when compared to the same period in 2005. We continue to reacquire and retain customers with competitively priced term agreements while also increasing customer ARPU with FastAccess DSL and long distance packages. Revenue for our large business segment increased 2.3 percent in the third quarter of 2006 compared to the same period last year. Revenue growth in emerging data products and long distance offset declines in legacy services coupled with pricing stability. Wholesale revenue decreased 1.8 percent in the third quarter of 2006 compared to the same period in the prior year as declines in local wholesale revenue, which includes UNE-P and Internet Service Provider (ISP) dial-up contracts, were offset by wireless transport growth and Georgia regulatory rate adjustments.

Voice

Voice revenues decreased $78 in the third quarter of 2006 and $156 year-to-date when compared to the same periods in 2005. Access line-related revenues declined $82 in the third quarter of 2006 and $254 year-to-date when compared to the same periods in 2005 due to total switched access line losses of 1,408,000, or 6.9 percent. The access line decline was the result of continued share loss, wireless and broadband technology substitution and, to a lesser extent, losses to Voice over Internet Protocol providers. Wholesale lines totaled over 1.7 million at September 30, 2006, down 722,000 year-over-year. Wholesale lines consist primarily of both the grandfathered service provided under invalidated FCC rules (UNE-P) and successor service provided under commercial contracts at negotiated rates. Commercial contracts covered predominately all of the wholesale lines at September 30, 2006.

In efforts to combat share loss, we continue to further penetrate our customer base with package services. At the end of the third quarter of 2006, we had more than 5.1 million residential packages, representing a 47 percent penetration of our retail primary line residence base. As of September 30, 2006, 86 percent of our package customers had long distance in their package and 49 percent had either FastAccess DSL or BellSouth dial-up Internet.

Long distance voice revenue increased $56 in the third quarter of 2006 and $206 year-to-date when compared to the same periods in 2005, driven primarily by growth in interLATA retail revenues and wholesale long distance services sold to Cingular. InterLATA retail revenues increased $46 in the third quarter and $156 year-to-date reflecting an increase in the proportion of customers on BellSouth Unlimited Long Distance Plans and continued market share gains both driven by marketing efforts. At September 30, 2006, we had nearly 7.6 million retail long distance customers and a mass-market penetration rate of almost 63 percent of our retail customer base.

Switched access revenues decreased $23 in the third quarter of 2006 and $53 year-to-date when compared to the same periods in 2005. Our entry into interLATA long distance shifted switched access minutes from other carriers to our service, resulting in a transfer from wholesale switched access revenues to retail long distance revenue. Excluding our retail long distance traffic, switched access and local minutes of use decreased 4.5 percent in the third quarter when compared to the same period in 2005. The decrease is due to access line losses and alternative communications services, primarily wireless and e-mail.

Data

Data revenues increased $149 in the third quarter of 2006 and $370 year-to-date when compared to the same periods in 2005. Data revenues were driven primarily by strong growth from the sale of BellSouth® FastAccess® DSL service. Combined wholesale and retail DSL revenues of $405 in the quarter and $1,187 year-to-date were up $100 and $302, respectively, when compared to the same periods in 2005 due primarily to a larger customer base. As of September 30, 2006, we had more than 3.4 million DSL customers, an increase of 771,000 customers compared to September 30, 2005. DSL net subscriber additions were 176,000 in the third quarter of 2006. More than 30 percent of BellSouth’s broadband customers subscribe to the Company’s premium service offerings -- FastAccess DSL Xtreme and FastAccess DSL Xtreme 6.0.

Revenue from other retail data products increased $34 in the third quarter of 2006 and $61 year-to-date when compared to the same periods in 2005. This growth was driven by our long distance offerings in complex business and emerging data services, particularly BellSouth Metro Ethernet Service and BellSouth Virtual Private Network, coupled with pricing stability. These growth areas more than offset declines in legacy services.

Revenue from the sale of wholesale data transport services, including long distance companies, wireless service providers and competitive local exchange carriers (CLEC), increased $15 in the third quarter of 2006 and $7 year-to-date when compared to the same periods in 2005. Data transport sold to inter-exchange carriers declined as they continue to reduce their network costs in response to declining volumes. In addition, dial-up ISP traffic revenue declined as volumes

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

declined. These declines were offset by revenue growth in transport sold to wireless carriers as wireless subscribers and volumes continue to expand. The third quarter of 2005 also included $12 of negative billing adjustments.

Other

Other revenues increased $37 in the third quarter of 2006 and were essentially flat year-to-date when compared to the same periods in 2005 reflecting incremental revenue of $12 associated with Georgia regulatory rate adjustments and higher equipment revenues.

Segment operating expenses

Cost of services and products

Cost of services and products decreased $27 in the third quarter of 2006 and increased $64 year-to-date when compared to the same periods in 2005. The third quarter decrease includes $33 decrease in fees for contributions to the Universal Service Fund (USF) and access fees based on volumes, along with decreases of $22 in labor costs primarily associated with headcount reductions and $15 in deferred activation expense recognition. These decreases were offset by increases of $19 in materials and supplies related to fuel and utility costs, $11 in contract services primarily for network-related costs as a result of weather and $10 in cost of goods sold related to higher volumes in long distance service.

The year-to-date increase reflects a $117 increase in contract services primarily related to network repairs associated with damage caused by Hurricane Wilma, $45 in materials and supplies related to increased fuel costs and DSL modems, and $29 in cost of goods sold driven by higher volumes in long distance service. These increases were partially offset by a $79 reduction in penalties associated with CLEC parity requirements, USF contributions and access fees, $17 in deferred activation expense recognition and a $21 reduction in labor costs due to lower benefit valuations and increased capitalization. Savings due to headcount reductions were offset by rate increases.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased $21 in the third quarter of 2006 and year-to-date when compared to the same periods in 2005. The third quarter decrease reflects a $59 decrease in contract services for technology platform initiatives, partially offset by increases of $15 in labor costs due to the increased stock price’s impact on stock-based compensation partially offset by headcount reductions, $15 in uncollectibles driven by a third quarter 2005 reserve adjustment and $13 in outside sales commissions related to higher vendor sales volumes.

The year-to-date decrease reflects a $37 decrease in contract services for technology platform initiatives, $11 in fees, $10 in labor costs due to headcount, overtime, bonus awards offset by stock-based compensation and $6 in material and supplies. These decreases were partially offset by increases of $33 in outside sales commissions related to higher vendor sales volumes and $12 in advertising due to campaign timings.

Depreciation and amortization

Depreciation and amortization expense decreased $28 during the third quarter of 2006 and $72 year-to-date when compared to the same periods in 2005 reflecting reduced depreciation rates under the group life method of depreciation partially offset by depreciation expense on new capital expenditures in the previous 12 months.

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

The wireless industry continued its strong growth trajectory seen in 2005 through the first nine months of 2006. Despite industry consolidation, competition continues to be intense among the current four national competitors, their affiliates and the smaller regional carriers. Cingular Wireless’ year-to-date third quarter ARPU decreased 1.8 percent year-over-year, driven primarily by lower voice ARPU partially offset by increased data ARPU. However, third quarter ARPU increased slightly year-over-year from data revenue growth. Data revenue continues to play an increasingly important role in revenue composition, rising from 8.7 percent of ARPU during the third quarter of 2005 to 12.7 percent of ARPU in the third quarter of 2006.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

	For the Three Months Ended September 30,		Percent	For the Nine Months Ended September 30,		Percent
	2005	2006	Change	2005	2006	Change
Segment operating revenues:
Service revenues	$ 3,089	$ 3,464	12.1%	$ 9,144	$ 9,984	9.2%
Equipment revenues	410	357	(12.9%)	1,090	1,116	2.4%
Total segment operating revenues	3,499	3,821	9.2%	10,234	11,100	8.5%
Segment operating expenses:
Cost of services and products	1,395	1,464	4.9%	4,171	4,427	6.1%
Selling, general, and administrative expenses	1,128	1,125	(0.3%)	3,438	3,341	(2.8%)
Depreciation and amortization	421	484	15.0%	1,324	1,418	7.1%
Total segment operating expenses	2,944	3,073	4.4%	8,933	9,186	2.8%
Segment operating income	555	748	34.8%	1,301	1,914	47.1%
Segment net income	$ 242	$ 360	48.8%	$ 477	$ 879	84.3%
Unusual items excluded from segment net income:
Merger integration costs	(56)	(33)	*	(119)	(127)	*
Wireless merger intangible amortization	(93)	(75)	*	(284)	(240)	*
Hurricane Katrina-related expenses	(23)	–	*	(23)	–	*
Segment net income including unusual items	$ 70	$ 252	*	$ 51	$ 512	*

Key Indicators (100% Cingular):
Cellular/PCS Customers (000s)				52,292	58,666	12.2%
Wireless service average monthly revenue per customer – Cellular/PCS	$ 49.65	$ 49.76	0.2%	$ 49.92	$ 49.04	(1.8%)
Capital Expenditures	$ 1,346	$ 1,828	35.8%	$ 4,505	$ 4,851	7.7%

* Not meaningful

Segment operating revenues

Cingular Wireless had net additions of 1.4 million during the third quarter of 2006, up from 867,000 during the third quarter of 2005 and 4.5 million net additions year-to-date up from 3.2 million in the corresponding prior year period. This resulted in 58.7 million cellular/PCS customers on September 30, 2006. Gross customer additions during the third quarter of 2006 totaled 4.6 million and totaled 13.7 million year-to-date, up from 4.4 million and 13.4 million from the same periods a year ago. The slight increase in gross customer additions for both periods was primarily driven by new prepaid offerings launched in the second half of 2005. Additionally, strong reseller gross additions attributed to the year-to-date increase. These additions were partially offset by decreased postpaid additions due to planned distribution rationalization such as the reduction of retail stores and agents, higher wireless market penetration in general and lower churn among major wireless carriers.

The cellular/PCS churn rate was 1.8 percent for both the third quarter of 2006 and year-to-date, down from 2.3 percent and 2.2 percent in the corresponding prior year periods. Postpaid churn for both the third quarter of 2006 and year-to-date was 1.5 percent, down from 2.0 percent and 1.9 percent in the corresponding prior year periods. The decline in cellular/PCS churn was driven by a 9.1 percent reduction in disconnects in the third quarter of 2006 and a 9.7 percent reduction in disconnects year-to-date in comparison to the same periods of 2005, which Cingular believes is attributable primarily to better network quality and coverage, and improvements in the overall customer experience.

Cellular/PCS ARPU slightly increased to $49.76 in the third quarter of 2006 from $49.65 in the third quarter of 2005. Year-to-date ARPU declined 1.8 percent to $49.04, down from $49.92 in the corresponding prior year period. The third quarter increase was driven by continued increased incremental data revenues resulting from Cingular’s competitive data products, such as ringtones and messaging. Data revenue increases also partially offset the year-to-date ARPU decline. The third quarter increase also reflected an approximate $0.20 impact for service credits to customers affected by Hurricane Katrina in the third quarter of 2005. Driving the year-to-date decline and partially offsetting the third quarter increase were the addition of a disproportionately higher percentage of lower-ARPU prepaid and reseller customers than postpaid customers over the past four quarters, an increase in the number of customers on plans allowing free mobile-to-mobile calling, roaming, and long distance, and a higher percentage of customers on lower access revenue FAMILYTALK® plans.

Segment operating revenues, consisting of service revenue and equipment sales, increased $322 in the third quarter of 2006 and $866 year-to-date when compared with the same periods of 2005. The growth in service revenue of $375 during the third quarter of 2006 and $840 year-to-date was primarily due to the increases in local service voice and data revenues. The year-to-date increase was partially offset by decreases in roamer and other revenues. Cingular Wireless’ revenue growth in both periods also reflects the impact of $12 of service credits to customers affected by Hurricane Katrina in third quarter of 2005. The local service voice component of total service revenues includes recurring monthly

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

access charges, airtime usage, including prepaid service, and charges for optional features and services, such as voice mail, mobile-to-mobile calling, roadside assistance, caller ID and handset insurance. It also includes billings to Cingular Wireless’ customers for the USF and other regulatory fees and taxes. The key driver of the $180 increase in local service voice revenues in the third quarter of 2006, $433 year-to-date, was an increase of 12.1 percent for the third quarter of 2006 and 11.3 percent year-to-date in the average number of cellular/PCS subscribers. This volume-based increase was partially offset by the incremental impact of a disproportionate amount of lower-ARPU prepaid and reseller customers added to the base.

Increases in data revenues also favorably impacted total service revenues. Data revenues increased $167 in the third quarter of 2006 and $422 year-to-date over the same prior year periods driven by greater data service penetration and usage of short message service (SMS) messaging, email, and other data services by Cingular Wireless’ cellular/PCS customers.

Incollect roamer revenues in the third quarter of 2006 increased $14 when compared with the third quarter of 2005 because of current quarter rate increases, which were partially offset by decreased volume. Year-to-date incollect roamer revenues decreased $28 when compared with amounts from the corresponding prior year period due to the continued impact of bundling “free” roaming minutes with all-inclusive regional and national rate plans.

Long distance revenues increased $8 in the third quarter of 2006 and $22 year-to-date from the corresponding prior year periods due to increases in international long distance revenues resulting from the successful marketing of international calling plan initiatives.

Outcollect revenues increased $9 in the third quarter of 2006 and $10 year-to-date when compared with the corresponding prior year periods primarily from increased minutes of use. The year-to-date increase is partially offset by decreases in the average rate.

Equipment sales, comprised of product, accessory and upgrade sales, decreased $53 during the third quarter of 2006 and increased $26 year-to-date from the corresponding prior year periods. The third quarter decrease is primarily attributable to increased rebate activity and reduced handset pricing partially offset by increased accessory pricing and increased upgrade volume. The year-to-date increase was primarily driven by a higher volume of new customer handsets, increased volume and price of upgrades by existing customers to devices with more advanced features than those in the past, and accessory price increases, partially offset by increased rebate activity.

Segment operating expenses

Cost of services and products

Cost of services and products increased $69 in the third quarter of 2006 and $256 year-to-date when compared to the same periods of 2005 primarily driven by increased minutes of use. In addition, higher handset volumes contributed to the year-to-date increase.

The local systems component increased $54 in the third quarter of 2006 and $121 year-to-date when compared to the corresponding prior year periods. Both increases resulted primarily from higher interconnection fees of $34 associated with a 21.3 percent growth in system minutes in the third quarter of 2006 and $101 associated with a 21.0 percent growth in system minutes year-to-date over the prior year corresponding periods; USF and gross receipts tax increases of $16 in the third quarter of 2006 and $19 year-to-date; and an increase in local network system costs of $15 in the third quarter of 2006 and $39 year-to-date primarily related to increased maintenance expense. These increases were partially offset by a decrease in reseller services expense of $12 in the third quarter of 2006 and $38 year-to-date in comparison to the corresponding prior year periods. The decrease in reseller services expense was driven by decreases in minutes of use on the T-Mobile network of 60.1 percent in the third quarter of 2006 and 50.1 percent year-to-date partially offset by higher handset insurance claims and third party license expenses in both periods when compared to the same periods of the prior year.

Third-party network system costs increased $17 for the third quarter of 2006 resulting from a $7 increase in roaming expense and $10 increase in long distance expense over the corresponding prior year period. Third-party network system costs increased $76 year-to-date when compared to the same period of the prior year resulting from increases of $32 in roaming expense and $44 of long distance expense compared to the prior year period. Roaming costs increased primarily due to increased usage minutes over the comparable prior periods. Increases in long distance costs were driven by higher minutes of use resulting from the increased number of average subscribers, partially offset by minor rate decreases.

Equipment sales expenses declined $2 in the third quarter 2006 and grew $58 year-to-date when compared to the same periods of the prior year. The third quarter decrease is related to lower average per unit costs of handsets and insurance program adjustments partially offset by higher volumes. The year-to-date increase is driven by higher volume of product and upgrade handsets and a higher average cost per upgrade unit sold partially offset by decreases in the average cost per unit sold of product handsets.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Selling, general, and administrative expenses

Selling, general, and administrative expenses were flat in the third quarter of 2006 and decreased $97 year-to-date when compared to the same periods of 2005. Selling expenses increased $18 in the third quarter of 2006 and $11 year-to-date compared to the prior year corresponding periods driven by increases in sales expenses related to the long-term incentive plan and direct commissions from sales compensation plan changes; the year-to-date increase was partially offset by lower indirect commissions and lower advertising in the year-to-date period. Costs for maintaining and supporting Cingular Wireless’ customer base decreased $5 in the third quarter of 2006 and $70 year-to-date when compared to the same periods of 2005 principally due to a decrease in bad debt primarily from improved collections and improved involuntary churn which contributed to lower net write-offs, a decrease in customer service costs due to reduced outsourced professional services at call centers and reduced billing expenses resulting from continued migration to the combined billing system. These decreases were partially offset by prepaid card replenishment costs and increased migration and upgrade transactions in both periods. Additionally, administrative expenses decreased $14 in the third quarter of 2006 and $37 year-to-date in comparison to the corresponding periods of the prior year driven by lower litigation related expenses partially offset by higher third-party transaction processing fees in both periods. The year-to-date decrease was also driven by lower rent expense from combining AT&T Wireless and legacy Cingular office space and a federal excise tax refund accrual.

Depreciation and amortization

Depreciation expense increased $68 in the third quarter of 2006 and $107 year-to-date when compared to the same periods in 2005 primarily due to Cingular Wireless’ increased network investment and reductions to depreciation expense recorded in 2005 from the revaluation of acquired AT&T Wireless assets pursuant to the network rationalization plans offset by the impact of assets being fully depreciated in 2006. Amortization expense decreased $5 for the third quarter of 2006 and $13 year-to-date primarily due to amortization associated with intangible assets that became fully amortized during 2005 and year-to-date 2006.

Advertising & Publishing Group

Our Advertising & Publishing Group is comprised of companies in the US that publish, print, and sell advertising in and perform related services concerning alphabetical and classified telephone directories and electronic media offerings.

In the third quarter of 2006, our Advertising & Publishing Group continued to see the favorable impact from strategic initiatives implemented in prior years, partially offset by continued competitive pressures.

	For the Three Months Ended September 30,		Percent Change	For the Nine Months Ended September 30,		Percent Change
	2005	2006		2005	2006
Segment operating revenues	$ 509	$ 537	5.5%	$ 1,531	$ 1,590	3.9%
Segment operating expenses:
Cost of services and products	94	96	2.1%	283	286	1.1%
Selling, general, and administrative expenses	175	188	7.4%	518	558	7.7%
Depreciation and amortization	7	8	14.3%	21	23	9.5%
Total segment operating expenses	276	292	5.8%	822	867	5.5%
Segment operating income	233	245	5.2%	709	723	2.0%
Segment net income	$ 146	$ 154	5.5%	$ 441	$ 450	2.0%
Unusual items excluded from segment net income:
Hurricane Katrina-related credits (charges)	(6)	–	*	(6)	1	*
Segment net income including unusual items	$ 140	$ 154	10.0%	$ 435	$ 451	3.7%
Capital Expenditures	$ 7	$ 5	(28.6%)	$ 19	$ 18	(5.3%)

* Not meaningful

Segment operating revenues

Segment operating revenues increased $28 in the third quarter of 2006 and $59 year-to-date compared to the same periods of 2005. These increases include an improvement in print revenues as a result of core print growth and new products and growing electronic media revenues. The year-over-year comparison is impacted by $7 in credits issued to customers affected by Hurricane Katrina in the third quarter of 2005.

Segment operating expenses

Cost of services and products increased $2 in the third quarter of 2006, $3 year-to-date, and selling, general, and administrative expenses increased $13 in the third quarter of 2006, $40 year-to-date, compared to the same periods of

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

2005. These increases were primarily from sales commissions on higher revenues, traffic costs related to growth initiatives for electronic media products and weather-related delivery costs, as well as higher bad debt.

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

Net cash provided by (used for):

	For the Nine Months Ended September 30,
	2005	2006	Change
Continuing Operations
Operating activities	$5,934	$5,268	$(666)	(11.2%)
Investing activities	$694	$(5,065)	$(5,759)	*
Financing activities	$(5,163)	$101	$5,264	*
Discontinued Operations	$(115)	$—	$115	*
*Not meaningful

Cash generated by operations declined $666 in the first nine months of 2006 compared to the same period in the prior year due primarily to a $566 federal income tax payment in 2006, higher incremental cash expenses associated with network restoration from hurricane damage sustained in late 2005, and severance payments under the 2006 workforce reduction. Partially offsetting this negative impact was higher operating income (absent hurricane-related expense) and positive changes in working capital.

CAPITAL EXPENDITURES

Capital expenditures consist primarily of (a) gross additions to property, plant and equipment having an estimated service life of one year or more, plus incidental costs of preparing the asset for its intended use, and (b) gross additions to capitalized software. Our capital expenditures of $2,761 during the first nine months of 2006 and of $2,465 during the first nine months of 2005 were incurred to support our wireline network, to promote the introduction of new products and services and to increase operating efficiency and productivity. The increase in capital expenditures compared to the prior period relates primarily to expenditures of approximately $265 for Hurricane Katrina restoration efforts in 2006, as compared to $22 in the third quarter of 2005, and increased spending for broadband investments in infrastructure and systems.

WIRELESS

In general, Cingular Wireless funds its capital and operating cash requirements from operations. To the extent additional funding is required, BellSouth and AT&T provide unsubordinated short-term financing on a pro rata basis. As of September 30, 2006, BellSouth had outstanding advances under the line of credit of $621. During the remainder of 2006, we expect Cingular Wireless to utilize its operating cash flow after capital expenditures primarily to pay its obligation relating to the recent FCC auction of 90 MHz of spectrum and maturing third-party debt.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

DISTRIBUTIONS TO SHAREHOLDERS

Dividends

Our Board of Directors considers the cash dividend on a quarterly basis. BellSouth has paid a dividend each quarter since it began operations in 1984. Over the last four years, BellSouth increased its quarterly dividend 45 percent from 20 cents per common share to 29 cents per common share. Under the merger agreement with AT&T, without AT&T’s prior written consent, BellSouth is not permitted to pay a quarterly dividend in excess of 29 cents per share.

Share repurchases

BellSouth uses share repurchases to help manage cash distributions to shareholders. In October 2005, BellSouth’s Board of Directors authorized the repurchase of up to $2 billion of BellSouth’s common shares through 2007. Under this plan, we repurchased nearly $1 billion through December 31, 2005 and approximately $42 during 2006. Under the merger agreement with AT&T, without AT&T’s prior written consent, BellSouth is not permitted to repurchase shares other than those necessary to offset shares issued in connection with employee benefit plans or the direct investment plan. Further, share repurchases may not exceed $500 per fiscal quarter.

EXTERNAL FINANCING

Credit ratings

At September 30, 2006, our long-term credit ratings were A2 from Moody’s Investors Service and A from Standard and Poor’s, and our short-term credit ratings were P-1 from Moody’s and A-1 from Standard and Poor’s. On July 27, 2006, Moody’s confirmed the A2 long-term and P-1 short-term credit ratings of BellSouth.

Standard and Poor’s placed the credit ratings of BellSouth on CreditWatch with negative implications on January 13, 2006, which reflected Standard and Poor’s concern that the local wireline businesses of investment-grade communications carriers faced more uncertain business prospects. On September 15, 2006, Standard and Poor’s stated that it expects to affirm both the A long-term and A-1 short-term credit ratings of BellSouth if the merger of AT&T and BellSouth is consummated under the contemplated terms. Pending the closing of the merger, however, Standard and Poor’s credit ratings of BellSouth remain on CreditWatch with negative implications.

Financing arrangements

As of September 30, 2006, our authorized commercial paper program was $10.5 billion, with $1.6 billion outstanding. We believe that we have ready access to the commercial paper market in the event we need funding in excess of our operating cash flows. We also have an effective registration statement on file with the Securities and Exchange Commission under which we could issue $1.9 billion of long-term debt securities. The merger agreement with AT&T provides that we cannot incur additional indebtedness in excess of $1.5 billion in the aggregate without AT&T’s prior written consent.

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

Except as described in this paragraph, the line of credit contains no financial covenants or requirements for compensating balances. Further, the line of credit does not contain any provisions that are tied to the ratings assigned to us or our affiliates by an external debt rating agency. The line of credit limits the debt of the Company and its consolidated subsidiaries to 300 percent of consolidated earnings before interest, taxes, depreciation and amortization for the preceding four quarters. During the first nine months of 2006, this debt to earnings ratio was approximately 210 percent. In addition, the line of credit prohibits the Company and its significant subsidiaries from permitting liens to be placed on their properties or assets except in specified circumstances. If BellSouth or any of our subsidiaries defaults on any outstanding debt in excess of $200, an event of default will occur under the line of credit.

(Dollars in Millions, Except Per Share Amounts and as Otherwise Indicated)

Market Risk

For a complete discussion of our market risks, you should refer to the caption “Quantitative and Qualitative Disclosure About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2005. Our primary exposure to market risks relates to unfavorable movements in interest rates and changes in equity investment prices. Since December 31, 2005, we have invested approximately $530 in debt and equity securities subject to market risk. We do not anticipate any significant changes in our objectives and strategies with respect to managing such exposures.

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

On March 5, 2006, we announced that we had entered into a merger agreement with AT&T. Completion of the merger requires certain regulatory approvals. The US Department of Justice cleared the merger on October 11, 2006. The Federal Communications Commission has scheduled a meeting to vote on the merger on November 3, 2006. Current employees may experience uncertainty about their post-merger roles with AT&T. This may materially adversely affect the ability of BellSouth to attract and retain key management, sales, marketing, technical and other personnel. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with AT&T following the merger. Accordingly, no assurance can be given that we will be able to attract or retain key employees to the same extent as we have in the past. Further, diversion of attention from ongoing operations on the part of management and employees could adversely affect our customers, suppliers and other parties with whom we have relationships. While the merger is pending, customers and strategic partners may delay or defer decisions to use BellSouth services, which could adversely affect our revenues and earnings, as well as the market price of our common shares.

In addition, customers may experience uncertainty about their BellSouth services, including network integration, pricing, and customer service, after the closing of the merger. This may materially adversely affect the ability of BellSouth to gain new customers and retain existing customers.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of our equity securities during the third quarter of 2006.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value that May Yet Be Purchased Under the Plan (2)
July 1 – 31, 2006	2,892	$ 37.18	—	$ 1,012,540,000
August 1 - 31, 2006	1,703	$ 40.08	—	$ 1,012,540,000
September 1 - 30, 2006	1,239	$ 42.18	—	$ 1,012,540,000
Total	5,834	$ 39.09	—	$ 1,012,540,000

(1) Represents shares purchased from employees to pay taxes related to the vesting of restricted shares, at an average price of $39.09. Excludes shares purchased from employees to pay taxes related to the exercise of stock options.

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

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of shareholders was held on July 21, 2006. The voting results were as follows:

Number of Shares Outstanding as of Record Date: 1,825,692,542

Number of Shares Present: 1,265,955,733

Percent of Shares Present: 69.34%

Proposal to Approve the Agreement and Plan of Merger dated March 4, 2006, among BellSouth, AT&T and a wholly-owned subsidiary of AT&T

For____________	Against______	Abstain_____
1,228,061,127	25,504,276	12,390,330

Item 6. Exhibits

Exhibit
Number

4a

No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such instrument to the SEC upon request.

10k-1	BellSouth Corporation Nonqualified Deferred Compensation Plan as amended and restated effective January 1, 2005.
10l-3	BellSouth Corporation Supplemental Executive Retirement Plan as amended and restated effective as of January 1, 2005.
10y-6	BellSouth Corporation Trust Under Executive Benefit Plan(s) as amended and restated effective as of October 11, 2006.
10z-6	BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) as amended and restated effective as of October 11, 2006.
10aa-5	BellSouth Corporation Trust Under Board of Directors Benefit Plan(s) as amended and restated effective as of October 11, 2006.
10bb-5	BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s) as amended and restated effective as of October 11, 2006.
11	Computation of Earnings Per Common Share.
12	Computation of Ratio of Earnings to Fixed Charges.
31a	Section 302 certification of F. Duane Ackerman.
31b	Section 302 certification of W. Patrick Shannon.
32	Statement Required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLSOUTH CORPORATION

By /s/ Raymond E. Winborne, Jr.

RAYMOND E. WINBORNE, JR.

Controller

(Principal Accounting Officer)

November 1, 2006

EXHIBIT INDEX

Exhibit
Number

4a

No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such instrument to the SEC upon request.

10k-1	BellSouth Corporation Nonqualified Deferred Compensation Plan as amended and restated effective January 1, 2005.
10l-3	BellSouth Corporation Supplemental Executive Retirement Plan as amended and restated effective as of January 1, 2005.
10y-6	BellSouth Corporation Trust Under Executive Benefit Plan(s) as amended and restated effective as of October 11, 2006.
10z-6	BellSouth Telecommunications, Inc. Trust Under Executive Benefit Plan(s) as amended and restated effective as of October 11, 2006.
10aa-5	BellSouth Corporation Trust Under Board of Directors Benefit Plan(s) as amended and restated effective as of October 11, 2006.
10bb-5	BellSouth Telecommunications, Inc. Trust Under Board of Directors Benefit Plan(s) as amended and restated effective as of October 11, 2006.
11	Computation of Earnings Per Common Share.
12	Computation of Ratio of Earnings to Fixed Charges.
31a	Section 302 certification of F. Duane Ackerman.
31b	Section 302 certification of W. Patrick Shannon.
32	Statement Required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.